Form 10-Q
period 2004-06-30
INTERMOUNTAIN COMMUNITY BANCORP
filed 2004-08-13
CIK 1284506

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

Commission File Number 000-50667

INTERMOUNTAIN COMMUNITY BANCORP

(Exact name of registrant as specified in its charter)

Idaho	82-0499463
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

231 N. Third Avenue, Sandpoint, Idaho 83864
(Address of principal executive offices) (Zip Code)

(208) 263-0505
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of August 11, 2004

Common Stock (no par value)	3,226,295

InterMountain Community Bancorp

FORM 10-Q
For the Quarter Ended June 30, 2004

PART I — Financial Information
Item 1 — Financial Statements
InterMountain Community Bancorp
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2004	2003
	(Dollars in thousands)
ASSETS:
Cash and cash equivalents:
Interest bearing	$24	$14
Non-interest bearing and vault	14,519	10,226
Restricted	1,474	995
Federal funds sold	10,665	5,710
Interest bearing certificates of deposit	—	298
Available for sale securities, at fair value	87,664	76,601
Held to maturity securities, at amortized cost	3,264	3,336
Federal Home Loan Bank of Seattle (FHLB) stock, at cost	1,091	642
Loans held for sale	3,493	3,287
Loans receivable, net	316,333	287,256
Accrued interest receivable	2,960	2,694
Office properties and equipment, net	9,874	9,442
Bank-owned life insurance	5,509	5,381
Goodwill	1,150	1,150
Other intangible assets	607	642
Prepaid expenses and other assets, net	3,206	2,085

Total assets	$461,833	$409,759

LIABILITIES:
Deposits	$393,344	$344,866
Securities sold subject to repurchase agreements	12,349	17,155
Advances from Federal Home Loan Bank	5,000	5,000
Cashiers checks issued and payable	4,710	4,814
Accrued interest payable	541	332
Other borrowings	16,527	8,279
Accrued expenses and other liabilities	1,221	2,235

Total liabilities	433,692	382,681
Commitments and contingent liabilities
STOCKHOLDERS’ EQUITY:
Common stock, no par value; 7,084,000 shares authorized; 3,219,141 and 3,164,973 shares issued and outstanding	16,718	16,390
Treasury stock, at cost (2,093 shares)	(47)	0
Accumulated other comprehensive income (loss)	(944)	275
Retained earnings	12,414	10,413

Total stockholders’ equity	28,141	27,078

Total liabilities and stockholders’ equity	$461,833	$409,759

The accompanying notes are an integral part of the consolidated financial statements.

InterMountain Community Bancorp

Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(Dollars in thousands, except per share data)
Interest income:
Loans	$5,598	$4,976	$10,823	$9,357
Investments	803	651	1,545	1,339

Total interest income	6,401	5,627	12,368	10,696

Interest expense:
Deposits	1,063	1,109	2,055	2,203
Short-term borrowings	274	221	469	366

Total interest expense	1,337	1,330	2,524	2,569

Net interest income	5,064	4,297	9,844	8,127
Provision for losses on loans	(693)	(570)	(829)	(644)
Net interest income after provision for losses on loans	4,371	3,727	9,015	7,483

Other income:
Fees and service charges	1,558	1,454	2,738	2,550
Bank owned life insurance	63	45	127	114
Other income, net	239	119	369	161

Total other income	1,860	1,618	3,234	2,825
Operating expenses	4,831	4,030	9,147	7,594

Income before income taxes	1,400	1,315	3,102	2,714
Income tax provision	(474)	(427)	(1,101)	(960)

Net income	$926	$888	$2,001	$1,754

Earnings per share — basic	$0.29	$0.28	$0.63	$0.56

Earnings per share — diluted	$0.26	$0.26	$0.56	$0.52

Weighted average shares outstanding — basic	3,214,232	3,145,914	3,197,507	3,145,960
Weighted average shares outstanding - diluted	3,585,291	3,406,862	3,572,674	3,374,218

The accompanying notes are an integral part of the consolidated financial statements.

InterMountain Community Bancorp

Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2004	2003
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$2,001	$1,754
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	532	450
Stock issued as compensation	—	157
Net amortization of premiums on securities	266	541
Stock dividends on FHLB stock	(16)	(132)
Provisions for losses on loans	829	644
Amortization of core deposit intangibles	33	29
Loss (Gain) on sale of investments	13	(23)
Gain on sale of loans	(12)	—
Net accretion of loan discounts and premiums	(122)	(167)
Increase in cash surrender value of bank-owned life insurance	(127)	(137)
Change in (net of acquisition of business):
Loans held for sale	(206)	570
Accrued interest receivable	(266)	(167)
Prepaid expenses and other assets	(88)	(594)
Accrued interest payable	209	26
Accrued expenses and other liabilities	(1,118)	573

Net cash provided by operating activities	1,928	3,524

Cash flows from investing activities:
Purchases of available-for-sale securities	(39,602)	(36,704)
Proceeds from calls or maturities of available-for-sale securities	18,475	23,376
Principal payments on mortgage-backed securities	7,814	8,088
Purchases of held-to-maturity securities	(161)	(540)
Proceeds from calls or maturities of held-to-maturity securities	199	5
Proceeds from sale of FHLB stock	—	8
Origination of loans, net of principal payments	(31,313)	(29,052)
Proceeds from sale of loans	1,543	—
Net cash and cash equivalents acquired as part of acquisition	—	14,710
Proceeds from sale of properties and equipment	—	111
Purchase of office properties and equipment	(964)	(1,497)
Net change in federal funds sold	(4,955)	(13,640)
Purchase of FHLB stock	(433)	—
Proceeds from maturities of certificates of deposit	298	396
Net (increase) decrease in restricted cash	(479)	1,890
Investment in affiliate	(248)	(249)

Net cash used in investing activities	(49,826)	(33,098)

InterMountain Community Bancorp
Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Six Months Ended
	June 30,
	2004	2003
	(Dollars in thousands)
Cash flows from financing activities:
Net increase in demand, money market and savings deposits	$32,741	$12,837
Net increase in certificates of deposit	15,737	8,066
Net change in repurchase agreements	(4,806)	(366)
Proceeds from exercise of stock options	328	124
Repurchase of stock	(47)	(399)
Proceeds from debenture issuance	8,248	8,279
Proceeds from FHLB borrowings	—	5,000

Net cash provided by financing activities	52,201	33,541

Net change in cash and cash equivalents	4,303	3,967
Cash and cash equivalents, beginning of period	10,240	8,691

Cash and cash equivalents, end of period	$14,543	$12,658

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,315	$2,409
Income taxes	1,431	1,054
Noncash investment and financing activities:
Cancellation of treasury stock	$—	$399
Net liabilities assumed from business combination	—	16,567

The accompanying notes are an integral part of the consolidated financial statements.

InterMountain Community Bancorp

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Net income	$926	$888	$2,001	$1,754

Other comprehensive income (loss):
Change in unrealized gains (losses) on investments, net of reclassification adjustments	(2,406)	134	(2,005)	(80)
Less deferred income tax benefit (provision)	944	(52)	786	18

Net other comprehensive income (loss)	(1,462)	82	(1,219)	(62)

Comprehensive income (loss)	$(536)	$970	$782	$1,692

The accompanying notes are an integral part of the consolidated financial statements.

InterMountain Community Bancorp

Notes to Consolidated Financial Statements

1.	Basis of Presentation:

The foregoing unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2003. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of InterMountain Community Bancorp’s (“InterMountain’s”) consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of InterMountain’s consolidated financial position and results of operations.

2.	Other Borrowings:

The components of other borrowings are as follows (in thousands):

	June 30,	December 31,
	2004	2003
Term note payable(1)	$8,279	$8,279
Term note payable(2)	8,248	—

Total other borrowings	$16,527	$8,279

(1)	In January 2003, InterMountain issued $8.0 million of debentures through its subsidiary InterMountain Statutory Trust I. The debt associated with these securities bear interest at 6.75%, interest only, is paid quarterly starting in June 2003, the debt is callable by InterMountain in March 2008 and matures in March 2033.

(2)	In March, 2004 InterMountain issued an additional $8.0 million of debentures through its subsidiary InterMountain Statutory Trust II. The debt associated with these securities bear interest based on LIBOR, adjusted and paid quarterly (rate at June 30, 2004, 3.91%). These debentures are callable by InterMountain in March 2009 and mature in March 2034.

InterMountain’s obligations under the above debentures issued by its subsidiaries constitute a full and unconditional guarantee by InterMountain of the Statutory Trusts’ obligations under the Trust Preferred Securities. In accordance with Financial Interpretation No. 46 (Revised), “Consolidation of Variable Interest Entities” (“FIN No. 46R”), the trusts are not consolidated and the debentures and related amounts are treated as debt of InterMountain.

3.	Earnings Per Share:

The following table presents the basic and diluted earnings per share computations:

	Three Months Ended June 30,
	(Dollars in thousands, except per share amounts)
	2004			2003
	Net	Weighted	Per Share	Net	Weighted	Per Share
	Income	Avg. Shares	Amount	Income	Avg. Shares	Amount
Basic computations	$926	3,214,232	$0.29	$888	3,145,914	$0.28
Effect of dilutive securities:
Common stock options		371,059	(0.03)		260,948	(0.02)

Diluted computations	$926	3,585,291	$0.26	$888	3,406,862	$0.26
Antidilutive options not included in diluted earnings per share		—			—

	Six Months Ended June 30,
	(Dollars in thousands, except per share amounts)
	2004			2003
	Net	Weighted	Per Share	Net	Weighted	Per Share
	Income	Avg. Shares	Amount	Income	Avg. Shares	Amount
Basic computations	$2,001	3,197,507	$0.63	$1,754	3,145,960	$0.56
Effect of dilutive securities:
Common stock options		375,167	(0.07)		228,258	(0.04)

Diluted computations	$2,001	3,572,674	$0.56	$1,754	3,374,218	$0.52
Antidilutive options not included in diluted earnings per share		15,297			—

4.	Operating Expenses:

The following table details InterMountain’s components of total operating expenses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Salaries and employee benefits	$2,821	$2,457	$5,365	$4,664
Occupancy expense	611	558	1,234	1,037
Other expense	513	344	955	684
Fees and service charges	297	222	580	395
Printing, postage and supplies	216	197	395	404
Legal and accounting	243	135	393	218
Advertising	130	117	225	192

Total operating expenses	$4,831	$4,030	$9,147	$7,594

5.	Stock Options:

As allowed by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), InterMountain has elected to retain the compensation measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and its related interpretations, for stock options. Under APB No. 25, compensation cost is recognized at the measurement date of the amount, if any, that the quoted market price of InterMountain’s common stock exceeds the option exercise price. The measurement date is the date at which both the number of options and the exercise price for each option are known.

Had compensation cost for InterMountain’s plans been determined based on the fair value at the grant dates for awards under the plans, InterMountain’s reported net income and earnings per share would have been changed to the pro forma amounts indicated below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(Dollars in thousands, except per share amounts)
Reported net income	$926	$888	$2,001	$1,754
Add back: Stock-based employee compensation expense, net of related tax effects	—	96	—	96
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	34	137	74	166

Pro forma	$892	$847	$1,927	$1,684

Basic earnings per share:
Reported earnings per share	$0.29	$0.28	$0.63	$0.56
Stock-based employee compensation, fair value	(0.01)	(0.01)	(0.03)	(0.02)

Pro forma earnings per share	$0.28	$0.27	$0.60	$0.54

Diluted earnings per share:
Reported earnings per share	$0.26	$0.26	$0.56	$0.52
Stock-based employee compensation, fair value	(0.01)	(0.01)	(0.02)	(0.02)

Pro forma earnings per share	$0.25	$0.25	$0.54	$0.50

6.	Subsequent Events

The Company announced the signing of a definitive merger agreement under which Intermountain Community Bancorp will merge with Snake River Bancorp, Inc., with InterMountain as the resulting entity in a cash and stock deal valued at $17.1 million, based on InterMountain’s closing price of $25 as of July 23, 2004. Terms of the agreement call for Intermountain Community Bancorp to pay, in the aggregate, $4.5 million in cash and issue 504,305 shares of common stock. The transaction is expected to be accretive to Intermountain Community Bancorp’s 2005 earnings. Completion of the transaction is expected to occur in the fourth quarter of 2004, subject to regulatory approval and approval by the shareholders of Snake River Bancorp, Inc.

7.	New Accounting Policies:

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”). In December 2003, the FASB issued a revision to this interpretation (“FIN No. 46(r)”). FIN No. 46(r) clarifies the application of Accounting Research Bulletin No. 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. InterMountain adopted FIN 46(r) effective January 1, 2004. As a result of the issuance of FIN No. 46(r) and the accounting profession’s application of the guidance provided by the FASB, issuer trusts, like InterMountain Statutory Trust I and InterMountain Statutory Trust II (collectively referred to as the trusts), are generally variable interest entities. We have determined that we are not the primary beneficiaries under the trusts, and accordingly InterMountain will not consolidate the financial statements of the Trusts into its consolidated financial statements. The amounts payable to these trusts continue to be treated as other borrowings.

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) No. 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” SOP No. 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP No. 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. InterMountain believes the implementation of SOP No. 03-3 will not have a material effect on InterMountain’s consolidated financial statements.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

InterMountain Community Bancorp
Comparison of the Three and Six Months Ended June 30, 2004 and 2003

     This report contains forward-looking statements. For a discussion about such statements, including the risks and uncertainties inherent therein, see “Forward-Looking Statements.” Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes presented elsewhere in this report and in InterMountain’s Form 10.

General

     InterMountain Community Bancorp (“InterMountain”) is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Panhandle State Bank (“Panhandle”), a wholly owned subsidiary of InterMountain, was first opened in 1981 to serve the local banking needs of Bonner County, Idaho. Since then, Panhandle has continued to grow by opening additional branch offices throughout Idaho and Oregon.

     InterMountain conducts its primary business through its bank subsidiary, Panhandle State Bank. Panhandle maintains its main office in Sandpoint, Idaho and has 11 other branches. In addition to the main office, six branch offices operate under the name of Panhandle State Bank and five of the branches are operated under the name of InterMountain Community Bank, a division of Panhandle State Bank. InterMountain focuses its banking and other services on individuals, professionals, and small to medium-sized businesses throughout its market area. At June 30, 2004, InterMountain had total consolidated assets of $461.8 million. Panhandle is regulated by the Idaho Department of Finance, the Oregon Division of Finance and Corporate Securities, and by the Federal Deposit Insurance Corporation (“FDIC”), its primary federal regulator and the insurer of its deposits.

     InterMountain competes with a number of international banking groups, out-of-state banking companies, state-wide banking organizations, several local community banks, savings banks, savings and loans, and credit unions throughout its market area. Based on total deposit market share as of December 31, 2003, InterMountain ranked fourteenth of financial institutions in Idaho and is the state’s third largest independent community bank.

     InterMountain offers a variety of services to the community including lending activities, deposit services, investment and other services. InterMountain offers a variety of loans to meet the credit needs of the communities it serves. InterMountain offers and encourages applications for a variety of secured and unsecured loans to help meet the needs of its communities, dependent upon InterMountain’s financial condition and size, legal impediments, local economic conditions and consistency with safe and sound operating practices. Types of loans offered include consumer loans, real estate loans, business loans, and agricultural loans. A full range of deposit services are available including checking accounts, savings accounts, money market accounts and various types of certificates of deposit. Investment services are provided through third-party vendors, including annuities, securities, mutual funds and brokerage services.

     InterMountain operates a multi-branch banking system and is executing plans for the formation and acquisition of banks and bank branches that can operate under a decentralized community bank structure. InterMountain plans expansion in markets that are contiguous, within 100 miles of its existing branches in Idaho, Oregon, Washington, and Montana. InterMountain is pursuing an aggressive balance of asset and earnings growth by focusing on increasing its market share in its present locations, building new branches and merging and/or acquiring community banks.

Critical Accounting Policies

     The accounting and reporting policies of InterMountain conform to GAAP and to general practices within the banking industry. The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. InterMountain’s management has identified the accounting policies described below as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of InterMountain’s Consolidated Financial Statements and Management’s Discussion and Analysis.

     Income Recognition. InterMountain recognizes interest income by methods that conform to general accounting practices within the banking industry. In the event management believes collection of all or a portion of contractual interest on a loan has become doubtful, which generally occurs after the loan is 90 days past due, InterMountain discontinues the accrual of interest and any previously accrued interest recognized in income deemed uncollectible is reversed. Interest received on nonperforming loans is included in income only if recovery of the principal is reasonably assured. A nonperforming loan is restored to accrual status when it is brought current or when brought to 90 days or less delinquent, has performed in accordance with contractual terms for a reasonable period of time, and the collectibility of the total contractual principal and interest is no longer in doubt.

     Allowance For Loan Losses. In general, determining the amount of the allowance for loan losses requires significant judgment and the use of estimates by management. InterMountain maintains an allowance for loan losses to absorb probable losses in the loan portfolio based on a periodic analysis of the portfolio and expected future losses. This analysis is designed to determine an appropriate level and allocation of the allowance for losses among loan types by considering factors affecting loan losses, including: specific losses; levels and trends in impaired and nonperforming loans; historical loan loss experience; current national and local economic conditions; volume, growth and composition of the portfolio; regulatory guidance; and other relevant factors. Management monitors the loan portfolio to evaluate the adequacy of the allowance. The allowance can increase or decrease based upon the results of management’s analysis.

     The amount of the allowance for the various loan types represents management’s estimate of probable incurred losses inherent in the existing loan portfolio based upon historical loss experience for each loan type. The allowance for loan losses related to impaired loans usually is based on the fair value of the collateral for certain collateral dependent loans. This evaluation requires management to make estimates of the value of the collateral and any associated holding and selling costs.

     Individual loan reviews are based upon specific quantitative and qualitative criteria, including the size of the loan, loan quality classifications, value of collateral, repayment ability of borrowers, and historical experience factors. The historical experience factors utilized are based upon past loss experience, trends in losses and delinquencies, the growth of loans in particular markets and industries, and known changes in economic conditions in the particular lending markets. Allowances for homogeneous loans (such as residential mortgage loans, personal loans, etc.) are collectively evaluated based upon historical loss experience, trends in losses and delinquencies, growth of loans in particular markets, and known changes in economic conditions in each particular lending market.

     Management believes the allowance for loan losses was adequate at June 30, 2004. While management uses available information to provide for loan losses, the ultimate collectibility of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions and other relevant factors. A slowdown in economic activity could adversely affect cash flows for both commercial and individual borrowers, as a result of which InterMountain could experience increases in nonperforming assets, delinquencies and losses on loans.

     Investments. Assets in the investment portfolios are initially recorded at cost, which includes any premiums and discounts. InterMountain amortizes premiums and discounts as an adjustment to interest income using the interest yield method over the life of the security. The cost of investment securities sold, and any resulting gain or loss, is based on the specific identification method.

     Management determines the appropriate classification of investment securities at the time of purchase. Held-to-maturity securities are those securities that InterMountain has the positive intent and ability to hold to maturity, and are recorded at amortized cost. Available-for-sale securities are those securities that would be available to be sold in the future in response to liquidity needs, changes in market interest rates, and asset-liability management strategies, among others. Available-for-sale securities are reported at fair value, with unrealized holding gains and losses reported in stockholders’ equity as a separate component of other comprehensive income, net of applicable deferred income taxes.

     Management evaluates investment securities for other than temporary declines in fair value on a periodic basis. If the fair value of investment securities falls below their amortized cost and the decline is deemed to be other than temporary, the securities will be written down to current market value and the write down will be deducted from earnings. There were no investment securities which management identified to be other-than-temporarily impaired for the six months ended June 30, 2004. Charges to income could occur in future periods due to a change in management’s intent to hold the investments to maturity, a change in management’s assessment of credit risk, or a change in regulatory or accounting requirements.

     Goodwill and Other Intangible Assets. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible elements in the business acquired. InterMountain’s goodwill relates to value inherent in the banking business and the value is dependent upon InterMountain’s ability to provide quality, cost effective services in a competitive market place. As such, goodwill value is supported ultimately by revenue that is driven by the volume of business transacted. A decline in earnings as a result of a lack of growth or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill that could adversely impact earnings in future periods. Goodwill is not amortized, but is subjected to impairment analysis periodically. No impairment was considered necessary during the six months ended June 30, 2004. However, future events could cause management to conclude that InterMountain’s goodwill is impaired, which would result in InterMountain recording an impairment loss. Any resulting impairment loss could have a material adverse impact on InterMountain’s financial condition and results of operations.

     Other intangible assets consisting of core-deposit intangibles with definite lives are amortized over the estimated life of the acquired depositor relationships (ten years).

     Real Estate Owned. Property acquired through foreclosure of defaulted mortgage loans is carried at the lower of cost or fair value less estimated costs to sell. Development and improvement costs relating to the property are capitalized to the extent they are deemed to be recoverable.

     An allowance for losses on real estate owned is designed to include amounts for estimated losses as a result of impairment in value of the real property after repossession. InterMountain reviews its real estate owned for impairment in value whenever events or circumstances indicate that the carrying value of the property may not be recoverable. In performing the review, if expected future undiscounted cash flow from the use of the property or the fair value, less selling costs, from the disposition of the property is less than its carrying value, an allowance for loss is recognized. As a result of changes in the real estate markets in which these properties are located, it is reasonably possible that the carrying values could be reduced in the near term.

Results of Operations

     Overview. InterMountain recorded net income of $926 thousand, or $0.26 per diluted share, for the three months ended June 30, 2004, compared with net income of $888 thousand, or $0.26 per diluted share, for the three months ended June 30, 2003. InterMountain recorded net income of $2.0 million, or $0.56 per diluted share for the six months ended June 30, 2004, compared with $1.8 million, or $0.52 per diluted share, for the six months ended June 30, 2003. The increase in net income for both periods reflected an increase in net interest income and other income.

     The annualized return on average assets was 0.83% and 0.95% for the three months ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004 and 2003, the annualized return on average assets was 0.92% and 1.02%, respectively. Decreases in return on average assets were due primarily to and increases in operating expenses and the provision for loan loss. The annualized return on average equity was 13.1% and 14.2% for the three months ended June 30, 2004 and 2003, respectively. The annualized return on average equity was 14.3% and 14.2% for the six months ended June 30, 2004 and 2003, respectively. Although the return on average equity was down for the quarter as a result of lower real estate service fee income, higher operating expenses and a higher loan loss provision, the ratio was up slightly for the six months as net interest income and other non-interest expense kept pace with the growth in assets.

     Net Interest Income. The most significant component of earnings for a financial institution typically is net interest income, which is the difference between interest income, primarily from loan and investment portfolios, and interest expense, primarily on deposits and other borrowings. During the three months ended June 30, 2004 and 2003, net interest income was $5.1 million and $4.3 million, respectively, an increase of 17.8%. For the six months ended June 30, 2004 and 2003, net interest income was $9.8 million and $8.1 million, an increase of 21.1%. The increase in net interest income during the three and six months ended June 30, 2004, compared to the same periods in 2003, was primarily due to an increase in loan volumes and relative stability in the net interest spread.

     Changes in net interest income result from changes in volume and in the net interest spread. Volume refers to the dollar level of interest-earning assets and interest-bearing liabilities. Net interest spread refers to the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities. Net interest margin, a similar measure to net interest spread, refers to net interest income divided by total interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities.

     Average interest-earning assets for the three months ended June 30, 2004 and 2003 were $410.5 million and $335.3 million, respectively. Average loans increased by $54.1 million, while average investments increased by $21.1 million over the same period in 2003. Average net interest spread during the three months ended June 30, 2004 and 2003 was 4.33% and 4.51%, respectively. The average net interest margin for the three months ended June 30, 2004 and 2003 was 4.83% and 4.98%, respectively. Net interest margin decreased primarily due to lower yields on earning assets as declining market rates continued to put pressure on rates earned on the investment and loan portfolios. Net interest spread decreased primarily because the yield on loans and investments declined slightly more than the cost of deposits.

     Average interest-earning assets for the six months ended June 30, 2004 and 2003 were $391.6 million and $318.9 million, respectively. Average loans increased by $56.7 million, while average investments increased by $18.2 million over the same period in 2003. Net interest spread during the six months ended June 30, 2004 and 2003 was 4.41% and 4.51%, respectively. The net interest margin for the six months ended June 30, 2004 and 2003 was 4.87% and 4.99%, respectively. As with the three-month results, the net interest margin decreased primarily due to lower yields on earning assets. Net interest spread decreased primarily because the yield on loans declined slightly more than the cost of deposits. While net interest spread and margin were down for both periods, the decline was relatively small in relation to the decline in market interest rates.

     Provision for Losses on Loans. Management’s policy is to establish valuation allowances for estimated losses by charging corresponding provisions against income. This evaluation is based upon management’s assessment of various factors including, but not limited to, current and future economic trends, historical loan losses, delinquencies, underlying collateral values, as well as current and potential risks identified in the portfolio.

     InterMountain recorded provisions for losses on loans of $829 thousand and $644 thousand for the six months ended June 30, 2004 and 2003, respectively. The current provision reflects the analysis and assessment of the relevant factors mentioned in the preceding paragraph. The increase in the loss provision from the prior period resulted from growth in the loan portfolio and the need to reserve more for several specific credits that had deteriorated during the second quarter.

     The following table summarizes loan loss allowance activity for the periods indicated.

	Six Months Ended June 30,
	2004	2003
	(Dollars in thousands)
Balance at January 1	$5,118	$3,259
Acquired allowance for loan losses	—	1,624
Allowance associated with the sale of loans	(140)	—
Provision for losses on loans	829	644
Amounts written off net of recoveries	1	(88)

Balance at June 30	$5,808	$5,439

     At June 30, 2004, Intermountain’s total classified assets were $4.2 million, compared with $3.3 million at June 30, 2003. Total nonperforming loans were $140 thousand at June 30, 2004, compared with $420 thousand at June 30, 2003. The increase in classified assets was primarily attributable to the addition of 4 loan relationships, all of which management feels are adequately provided for in allowance for loan loss. The decrease in nonperforming loans was primarily attributable to the sale or liquidation of assets securing the loans. At June 30,2004, Intermountain’s loan delinquency rate (30 days or more) as a percentage of total loans was 1.40%, compared with 1.95% at June 30, 2003.

     Other Income. Total other income was $1.9 million and $1.6 million for the three months ended June 30, 2004 and 2003, respectively and $3.2 million and $2.8 million for the six months ended June 30, 2004 and 2003. Fees and service charge income increased by 7.2% to $1.6 million for the three months ended June 30, 2004 from $1.5 million for the same period last year. Fees and service charge income increased by 7.4% to $2.7 million for the six months ended June 30, 2004 from $2.6 million for the same period last year. Deposit service fees increased, reflecting continued account and customer growth, and price increases enacted in April 2004. Deferred fee income on commercial, real estate and consumer loans also improved, offsetting decreases in fees generated by mortgage banking activity.

     Increases in other income for both the three-month and six-month periods ending June 30, 2004 also reflected improvement in investment referrals and merchant credit card acceptance fees, and increases in fees from the servicing of bank deposits securing credit cards. This line of business was included as part of the acquisition of Orchard Bank in January 2003.

     Operating Expenses. Operating expenses were $4.8 million and $4.0 million for the three months ended June 30, 2004 and 2003, respectively. Operating expenses were $9.1 million and $7.6 million for the six months ended June 30, 2004 and 2003, respectively. The higher level of operating expenses was primarily a result of expanded staffing and fixed asset depreciation created by the opening of two additional bank branches and the acquisition of the Ontario office in 2003. InterMountain also incurred additional expenses in the second quarter of 2004 related to upgrading its core data and item processing technology. In doing so, the company purchased substantial new hardware and software, terminated some existing technology contracts and incurred significant training and overtime expenses. In addition, the company incurred legal and professional fees related to its filing as a public reporting company with the Securities and Exchange Commission.

     Salaries and employee benefits were $2.9 million and $2.5 million for the three months ended June 30, 2004 and 2003, respectively. Salaries and employee benefits were $5.4 million and $4.7 million for the six months ended June 30, 2004 and 2003, respectively. The employee costs reflected increased branch staffing, increased mortgage banking staff and additional administrative staff as a result of continued new branch growth and expansion. At June 30, 2004, full-time-equivalent employees were 221, compared with 195 at June 30, 2003.

     Occupancy expenses were $611 thousand and $558 thousand for the three months ended June 30, 2004 and 2003, respectively. Occupancy expenses were $1.2 million and $1.0 million for the six months ended June 30, 2004 and 2003, respectively. The increase was primarily due to costs associated with the Ontario acquisition, the Post Falls and Caldwell offices and additional administrative facilities.

     Income Tax Provision. InterMountain recorded federal and state income tax provisions of $474 thousand and $427 thousand for the three months ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004 and 2003, InterMountain recorded federal and state income tax provisions of $1.1 million and $960 thousand, respectively. The increased tax provision in 2004 over 2003 is due to the increase in pre-tax net income. The effective tax rates for these periods were 33.9%, 32.5%, 35.5% and 35.4%, respectively.

Financial Position

     Assets. At June 30, 2004, InterMountain’s assets were $461.8 million, up $52.0 million or 12.7% from $409.8 million at December 31, 2003. Growth in assets reflected increases in both investments and loans receivable, and were supported by increases in customer deposits.

     Investments. InterMountain’s investment portfolio at June 30, 2004 was $90.9 million, an increase of $11.0 million or 13.8% from the December 31, 2003 balance of $79.9 million. The increase was primarily due to net purchases of government agencies and mortgage-backed securities utilizing excess liquidity created from increases in customer deposits and the proceeds of the debentures issued in March 2004.

     Loans Receivable. At June 30, 2004, net loans receivable were $316.3 million, up $29.0 million or 10.1% from $287.3 million at December 31, 2003. The increase was primarily due to net increases in business and agricultural loans. During the six months ended June 30, 2004, total loan originations were $188.3 million compared with $137.3 million for the prior year’s comparable period, reflecting growing loan demand in the company’s markets.

     The following table sets forth the composition of InterMountain’s loan portfolio at the dates indicated. Loan balances exclude deferred loan origination costs and fees and allowances for loan losses.

	June 30, 2004		December 31, 2003
	Amount	%	Amount	%
	(Dollars in thousands)
Commercial	$225,817	70.10	$215,396	73.65
Residential real estate	78,688	24.43	58,728	20.08
Consumer	16,627	5.16	16,552	5.66
Municipal	1,015	.31	1,751	0.61

Total loans receivable	322,147	100.00	292,427	100.00

Net deferred origination fees	(6)		(53)
Allowance for losses on loans	(5,808)		(5,118)

Loans receivable, net	$316,333		$287,256

Weighted average yield at end of period	6.42%		6.60%

     The following table sets forth InterMountain’s loan originations for the periods indicated.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2004	2003	% Change	2004	2003	% Change
	(Dollars in thousands)
Commercial	$66,371	$52,211	42.0	$142,364	$103,289	62.4
Residential real estate	23,688	16,163	46.6	38,782	27,812	39.4
Consumer	3,322	3,554	(6.5)	7,096	5,934	19.6
Municipal	00	00	00.0	15	224	(93.3)

Total loans originated	$93,381	$71,928	29.8	$188,257	$137,259	37.2

     BOLI and All Other Assets. Bank-owned life insurance (“BOLI”) and other assets increased to $8.7 million at June 30, 2004 from $7.5 million at December 31, 2003. The increase was primarily due to an increase in net deferred tax assets related to the fair market valuation of available for sale securities as of June 30, 2004.

     Deposits. Total deposits increased $48.4 million or 14.1% to $393.3 million at June 30, 2004 from $344.9 million at December 31, 2003, primarily due to increases in non-interest bearing demand accounts, savings and certificates of deposit accounts. Ongoing business development efforts in the Company’s existing markets, along with development of the relatively new Kootenai County and Caldwell markets were primary contributors to the increase in deposits over the time period measured.

     The following table sets forth the composition of InterMountain’s deposits at the dates indicated.

	June 30, 2004		December 31, 2003
	Amount	%	Amount	%
	(Dollars in thousands)
Demand	$86,818	22.1	$76,439	22.2
NOW and money market 0.0% to 2.3%	129,261	32.9	114,322	33.1
Savings and IRA 0.0% to 6.5%	53,230	13.5	45,807	13.3
Certificate of deposit accounts	124,035	31.5	108,298	31.4

Total deposits	$393,344	100.0	$344,866	100.0

Weighted average interest rate on certificates of deposit		2.66%		2.57%

     The shift in the mix of deposits since December 2003 reflects a slight shift from saving accounts to certificates of deposit and money market accounts as depositors seek to increase their return.

     Borrowings. Deposit accounts are InterMountain’s primary source of funds. InterMountain does, however, rely upon advances from the Federal Home Loan Bank of Seattle (“FHLB Seattle”), reverse repurchase agreements and other borrowings to supplement its funding and to meet deposit withdrawal requirements. The total of such borrowings were $33.9 million and $30.4 million at June 30, 2004 and December 31, 2003, respectively. The primary reason for this increase was the issuance of $8 million of debentures by Intermountain’s wholly owned subsidiary, InterMountain Statutory Trust II somewhat offset by a decrease in securities sold under repurchase agreements. The proceeds of these debentures were used to purchase investments and fund loan growth. See “Liquidity and Sources of Funds.”

Interest Rate Risk

     The results of operations for financial institutions may be materially and adversely affected by changes in prevailing economic conditions, including rapid changes in interest rates, declines in real estate market values and the monetary and fiscal policies of the federal government. Like all financial institutions, InterMountain’s net interest income and its NPV (the net present value of financial assets, liabilities and off-balance sheet contracts), are subject to fluctuations in interest rates. Currently, InterMountain’s interest-bearing liabilities, consisting primarily of deposits, mature or reprice more rapidly, or on different terms, than do its interest-earning assets, consisting primarily of loans receivable and investments. The fact that liabilities mature or reprice more frequently on average than assets may be beneficial in times of declining interest rates; however, such an asset/liability structure may result in declining net interest income during periods of rising interest rates. The nature of InterMountain’s short-term deposits and the use of pricing strategies on the liability side, combined with variable rate loan products tied to an internal cost of funds and the prime lending rate index typically mitigates the negative impact in a rising interest rate environment.

     To minimize the impact of fluctuating interest rates on net interest income, InterMountain promotes a loan pricing policy of utilizing variable interest rate structures that associates loan rates to Intermountain’s internal cost of funds, i.e. deposits and borrowings. This approach historically has contributed to a consistent interest rate spread and reduces pressure from borrowers to renegotiate loan terms during periods of falling interest rates. InterMountain currently maintains over fifty percent of its loan portfolio in variable interest rate assets.

     Additionally, the extent to which borrowers prepay loans is affected by prevailing interest rates. When interest rates increase, borrowers are less likely to prepay loans. When interest rates decrease, borrowers are more likely to prepay loans. Prepayments may affect the levels of loans retained in an institution’s portfolio, as well as its net interest income. InterMountain maintains an asset and liability management program intended to manage net interest income through interest rate cycles and to protect its NPV by controlling its exposure to changing interest rates.

     InterMountain uses a simulation model designed to measure the sensitivity of net interest income and NPV to changes in interest rates. This simulation model is designed to enable InterMountain to generate a forecast of net interest income and NPV given various interest rate forecasts and alternative strategies. The model is also designed to measure the anticipated impact that prepayment risk, basis risk, customer maturity preferences, volumes of new business and changes in the relationship between long-term and short-term interest rates have on the performance of InterMountain.

     InterMountain is continuing to pursue strategies to manage the level of its interest rate risk while increasing its net interest income and NPV through the origination and retention of variable-rate consumer, business banking, construction and commercial real estate loans, which generally have higher yields than residential permanent loans, by the sale of certain long-term fixed-rate loans and investments, and by increasing the level of its core deposits, which are generally a lower-cost, less rate-sensitive funding source than wholesale borrowings. There can be no assurance that InterMountain will be successful implementing any of these strategies or that, if these strategies are implemented, they will have the intended effect of reducing IRR or increasing net interest income.

     InterMountain also uses gap analysis, a traditional analytical tool designed to measure the difference between the amount of interest-earning assets and the amount of interest-bearing liabilities expected to reprice in a given period. InterMountain calculated its one-year cumulative repricing gap position to be a negative 18.5% and a negative 11.4% at June 30, 2004 and December 31, 2003, respectively. Management attempts to maintain InterMountain’s gap position between positive 20% and negative 20%. At June 30, 2004, InterMountain’s gap positions were within limits established by its Board of Directors. Management is pursuing strategies to increase its net interest income without significantly increasing its cumulative gap positions in future periods. There can be no assurance that InterMountain will be successful implementing these strategies or that, if these strategies are implemented, they will have the intended effect of increasing its net interest income. See “Results of Operations – Net Interest Income” and “Capital Resources.”

Liquidity and Sources of Funds

     As a financial institution, InterMountain’s primary sources of funds are investing and financing activities, including the collection of loan principal and interest payments. Financing activities consist primarily of customer deposits, advances from FHLB Seattle and other borrowings. Deposits increased to $393.3 million at June 30, 2004 from $344.9 million at December 31, 2003, primarily due to increases in interest bearing demand accounts, non-interest demand accounts and certificates of deposit. The net increase in deposits was primarily used to fund loans and pay down other borrowings. At June 30, 2004 and December 31, 2003, securities sold subject to repurchase agreements were $12.3 million and $17.2 million, respectively. These borrowings are required to be collateralized by investments with a market value exceeding the face value of the borrowings. Under certain circumstances, InterMountain could be required to pledge additional securities or reduce the borrowings.

     During the six months ended June 30, 2004, cash used in investing activities consisted primarily of the purchase of available-for-sale securities in the investment portfolio and new loan volume net of calls, maturities and prepayments. The levels of these prepayments increase or decrease depending on the size of the loan and the general trend and level of interest rates, which influences the level of refinancing and mortgage prepayments. During the same period, cash provided by financing activities consisted primarily of increases in certificates of deposit, demand deposits and the issuance of debentures.

     InterMountain’s credit line with FHLB Seattle provides for borrowings up to a percentage of its total assets subject to collateralization requirements. At June 30, 2004, this credit line represented a total borrowing capacity of approximately $21.4 million, of which $16.4 million was available. InterMountain also borrows on an unsecured basis from correspondent banks and other financial entities. As of June 30, 2004 there were no outstanding amounts.

     InterMountain actively manages its liquidity to maintain an adequate margin over the level necessary to support expected and potential loan fundings and deposit withdrawals. This is balanced with the need to maximize yield on alternative investments. The liquidity ratio may vary from time to time, depending on economic conditions, savings flows and loan funding needs.

Capital Resources

     InterMountain’s total stockholders’ equity was $28.1 million at June 30, 2004 compared with $27.1 million at December 31, 2003. The increase in total stockholders’ equity was primarily due to the increase in net income net the change to unrealized gains and losses on securities. Stockholders’ equity was 6.1% of total assets at June 30, 2004 compared with 6.6% at December 31, 2003.

     At June 30, 2004, InterMountain had an unrealized loss of $944 thousand, net of related income taxes, on investments classified as available for sale. At December 31, 2003, InterMountain had an unrealized gain of $275 thousand, net of related income taxes, on investments classified as available for sale. Fluctuations in prevailing interest rates continue to cause volatility in this component of accumulated comprehensive income or loss in stockholders’ equity and may continue to do so in future periods.

     InterMountain issued and has outstanding $16.5 million of Trust Preferred Securities. The indenture governing the Trust Preferred Securities limits the ability of InterMountain under certain circumstances to pay dividends or to make other capital distributions. The Trust Preferred Securities are treated as debt of InterMountain. These Trust Preferred Securities were sold in two separate issuances and can be called for redemption in March 2008 and March 2009 by the Company at 100% of the aggregate principal plus accrued and unpaid interest. See Note 2 of “Notes to Consolidated Financial Statements.”

     InterMountain and Panhandle are required by applicable regulations to maintain certain minimum capital levels and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier I capital to average assets. InterMountain and Panhandle will endeavor to enhance its capital resources and regulatory capital ratios through the retention of earnings and the management of the level and mix of assets, although there can be no assurance in this regard. At June 30, 2004, Panhandle exceeded all such regulatory capital requirements and was “well-capitalized” pursuant to FFIEC regulations.

     The following tables set forth the amounts and ratios regarding actual and minimum core Tier I risk-based and total risk-based capital requirements, together with the amountsand ratios required in order to meet the definition of a “well-capitalized” institution as reported on the quarterly FFIEC call report at June 30, 2004.

			Capital		Well-Capitalized
	Actual		Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$47,881	13.28%	$28,840	8%	$36,051	10%
Tier 1 capital to (to risk-weighted assets)	37,023	10.27	14,420	4	21,630	6
Tier 1 capital (to average assets)	37,023	8.24	18,047	4	27,070	6

Off Balance Sheet Arrangements and Contractual Obligations

     InterMountain, in the conduct of ordinary business operations routinely enters into contracts for services. These contracts may require payment for services to be provided in the future and may also contain penalty clauses for the early termination of the contracts. Intermountain is also party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Management does not believe that these off-balance sheet arrangements have a material current effect on InterMountain’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources but there is no assurance that such arrangements will not have a future effect.

     The following table represents InterMountain’s on-and-off balance sheet aggregate contractual obligations to make future payments as of June 30, 2004.

	Payments Due by Period
		Less than		Over	More than
	Total	1 year	1 to 3 years	3 to 5 years	5 years
	(Dollars in thousands)
Long-term debt(1)	$21,527	$—	$—	$5,000	$16,527
Capital lease obligations(2)
Operating lease obligations	3,509	378	527	518	2,086
Purchase obligations(2)
Other long-term liabilities reflected on the registrant’s balance sheet under GAAP

Total	$25,036	$378	$527	$5,518	$18,613

(1)	Excludes interest payments.

(2)	Excludes recurring accounts payable, accrued expenses and other liabilities, repurchase agreements and customer deposits, all of which are recorded on the Company’s balance sheet.

New Accounting Policies

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”). In December 2003, the FASB issued a revision to this interpretation (“FIN No. 46(r)”). FIN No. 46(r) clarifies the application of Accounting Research Bulletin No. 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. InterMountain adopted FIN No. 46(r) effective January 1, 2004. As a result of the issuance of FIN No. 46(r) and the accounting profession’s application of the guidance provided by the FASB, issuer trusts, like InterMountain Statutory Trust I and InterMountain Statutory Trust II (collectively referred to as the trusts), are generally variable interest entities. We have determined that we are not the primary beneficiaries under the trusts, and accordingly InterMountain will not consolidate the financial statements of the Trusts into its consolidated financial statements. The amounts payable to these trusts continues to be treated as other borrowings.

     In December 2003, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) No. 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”. SOP No. 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP No. 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. InterMountain believes the implementation of SOP No. 03-3 will not have a material effect on InterMountain’s consolidated financial statements.

Regulation and Compliance

     InterMountain is subject to many laws and regulations applicable to banking activities. As a bank holding company, InterMountain is subject to regulation, supervision and examination by the Federal Reserve. Panhandle is an Idaho commercial bank operating in Idaho, with one branch in Oregon, and deposits are insured by the FDIC. As a result, Panhandle is subject to supervision and regulation by the Idaho Department of Finance, the FDIC, and with respect to the State of Oregon, the Division of Finance and Corporate Securities. These agencies have the authority to prohibit banks from engaging in what they believe constitute unsafe or unsound banking practices.

     In July 2002, the Sarbanes-Oxley Act of 2002 (the “SOA”) was enacted with the intent of protecting investors by improving the accuracy and reliability of corporate disclosures. The SOA, among other things: requires enhanced financial disclosures; requires greater accountability from management, including the principal executive officer and principal financial officer; demands greater independence of audit functions and provides for enhanced penalties for accounting and auditing improprieties at publicly traded companies. The SOA directs the Securities and Exchange Commission (“SEC”) and securities exchanges to adopt rules that implement these and other requirements. A number of rules have been adopted and continue to be proposed and implemented pursuant to the SOA.

Forward-Looking Statements

     From time to time, InterMountain and its senior managers have made and will make forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are contained in this report and may be contained in other documents that InterMountain files with the Securities and Exchange Commission. Such statements may also be made by InterMountain and its senior managers in oral or written presentations to analysts, investors, the media and others. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Also, forward-looking statements can generally be identified by words such as “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “seek,” “expect,” “intend,” “plan” and similar expressions.

     Forward-looking statements provide our expectations or predictions of future conditions, events or results. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. These statements speak only as of the date they are made. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements were made. There are a number of factors, many of which are beyond our control, which could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements. These factors, some of which are discussed elsewhere in this report, include:

•	the strength of the United States economy in general and the strength of the local economies in which InterMountain conducts its operations;

•	the effects of inflation, interest rate levels and market and monetary fluctuations;

•	trade, monetary and fiscal policies and laws, including interest rate policies of the federal government;

•	applicable laws and regulations and legislative or regulatory changes;

•	the timely development and acceptance of new products and services of InterMountain;

•	the willingness of customers to substitute competitors’ products and services for InterMountain’s products and services;

•	InterMountain’s success in gaining regulatory approvals, when required;

•	technological and management changes;

•	growth and acquisition strategies;

•	changes in consumer spending and saving habits; and

•	InterMountain’s success at managing the risks involved in the foregoing.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

     For a discussion of InterMountain’s market risks, see “Management’s Discussion and Analysis — Asset and Liability Management.”

Item 4 – Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of InterMountain’s disclosure controls and procedures (as required by section 13a — 15(b) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of InterMountain’s management, including the Chief Executive Officer and the Chief Financial Officer. Our Chief Executive Officer and Chief Financial Officer concluded that based on that evaluation, our disclosure controls and procedures as currently in effect are effective, as of the end of the period covered by this report, in ensuring that the information required to be disclosed by us in the reports we file or submit under the Act is (i) accumulated and communicated to InterMountain’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Controls: In the quarter ended June 30, 2004, the Bank did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

PART II — Other Information

Item 1 — Legal Proceedings

     InterMountain and Panhandle are parties to various claims, legal actions and complaints in the ordinary course of business. In InterMountain’s opinion, all such matters are adequately covered by insurance, are without merit or are of such kind, or involve such amounts, that unfavorable disposition would not have a material adverse effect on the consolidated financial position or results of operations of InterMountain.

Item 2 — Changes in Securities, Use of Proceeds and Issuer Purchase of Equity Securities

     Not applicable.

Item 3 — Defaults Upon Senior Securities

     Not applicable.

Item 4 — Submission of Matters to a Vote of Security Holders

(a)	InterMountain’s Annual Shareholders’ Meeting was held on May 1, 2004

(b)	Not Applicable

(c)	A brief description of each matter voted upon at the Annual Meeting and number of votes cast for, against or withheld, including a separate tabulation with respect to each nominee to serve on the Board is presented below:

(1)	Election of four Directors for terms expiring in 2007 and of one director for term expiring in 2005, or until their successors have been elected and qualified.

Directors with terms expiring in 2007:

James T. Diehl –
Votes Cast For:	2,878,901
Votes Withheld:	0
Votes Abstained:	1

Terry L. Merwin –
Votes Cast For:	2,878,901
Votes Withheld:	0
Votes Abstained:	1

John B. Parker –
Votes Cast For:	2,878,901
Votes Withheld:	0
Votes Abstained:	1

Dennis Pence –
Votes Cast For:	2,877,139
Votes Withheld	1,762
Votes Abstained:	1

Directors with terms expiring in 2005:

Barbara Strickfaden –
Votes Cast For:	2,877,139
Votes Withheld:	1,762
Votes Abstained	1

         (2) Ratification of the selection of BDO Seidman, LLP as independent auditors for the fiscal year 2004

Votes Cast For	2,865,051
Votes Against	1
Votes Abstained	13,850

     (d) None

Item 5 — Other Information

     Not applicable.

Item 6 — Exhibits and Reports on Form 8-K

(a)	Exhibit No.	Exhibit
	10.1	Executive Retirement Payment Agreement between Panhandle State Bank and David Smith dated March 31, 2004.

	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

	32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant To Section 906 of the Sarbanes Oxley Act of 2002

(b)	Reports on Form 8-K. During the quarter ended June 30, 2004, there were no reports filed on Form 8-K.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERMOUNTAIN COMMUNITY BANCORP, INC.
(Registrant)

August 13, 2004	By:	/s/ Curt Hecker
Date
Curt Hecker
President
and Chief Executive Officer

August 13, 2004	By:	/s/ David W. Smith
Date
David W. Smith
Senior Vice President
and Chief Financial Officer