Form 10-Q
period 2004-09-30
INTERMOUNTAIN COMMUNITY BANCORP
filed 2004-11-12
CIK 1284506

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2004

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of November 10, 2004
Common Stock (no par value)	3,741,771

InterMountain Community Bancorp

FORM 10-Q
For the Quarter Ended September 30, 2004

PART I — Financial Information
Item 1 - Financial Statements (Unaudited)
Consolidated Balance Sheets for September 30, 2004 and December 31, 2003
Consolidated Statements of Income for the three months ended September 30, 2004 and 2003, and the nine months ended September 30, 2004 and 2003
Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and 2003
Consolidated Statements of Comprehensive Income for the three months ended September 30, 2004 and 2003 and the nine months ended September 30, 2004 and 2003
Notes to Consolidated Financial Statements
Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3 - Quantitative and Qualitative Disclosures About Market Risk
Item 4 - Controls and Procedures
PART II — Other Information
Item 1 - Legal Proceedings
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
Item 3 - Defaults Upon Senior Securities
Item 4 - Submission of Matters to a Vote of Security Holders
Item 5 - Other Information
Item 6 - Exhibits
Signatures
EXHIBIT 10.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32
EXHIBIT 99.1

PART I — Financial Information

Item 1 — Financial Statements
InterMountain Community Bancorp
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2004	2003
	(Dollars in thousands)
ASSETS:
Cash and cash equivalents:
Interest bearing	$18	$14
Non-interest bearing and vault	11,462	10,226
Restricted	844	995
Federal funds sold	15,400	5,710
Interest bearing certificates of deposit	—	298
Available for sale securities, at fair value	89,523	76,601
Held to maturity securities, at amortized cost	3,609	3,336
Federal Home Loan Bank of Seattle (FHLB) stock, at cost	1,101	642
Loans held for sale	4,850	3,287
Loans receivable, net	334,283	287,256
Accrued interest receivable	3,185	2,694
Office properties and equipment, net	10,476	9,442
Bank-owned life insurance	5,572	5,381
Goodwill	1,150	1,150
Other intangible assets	589	642
Prepaid expenses and other assets, net	3,080	2,085

Total assets	$485,142	$409,759

LIABILITIES:
Deposits	$412,102	$344,866
Securities sold subject to repurchase agreements	13,472	17,155
Advances from Federal Home Loan Bank	5,000	5,000
Cashiers checks issued and payable	4,552	4,814
Accrued interest payable	635	332
Other borrowings	16,527	8,279
Accrued expenses and other liabilities	2,718	2,235

Total liabilities	455,006	382,681
Commitments and contingent liabilities
STOCKHOLDERS’ EQUITY:
Common stock, no par value; 7,084,000 shares authorized; 3,234,076 and 3,164,973 shares issued and outstanding	16,839	16,390
Treasury stock, at cost (2,093 shares)	(47)	—
Accumulated other comprehensive income (loss)	(329)	275
Retained earnings	13,673	10,413

Total stockholders’ equity	30,136	27,078

Total liabilities and stockholders’ equity	$485,142	$409,759

The accompanying notes are an integral part of the consolidated financial statements.

InterMountain Community Bancorp

Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Dollars in thousands, except per share data)
Interest income:
Loans	$6,009	$5,242	$16,832	$14,600
Investments	832	569	2,377	1,907

Total interest income	6,841	5,811	19,209	16,507

Interest expense:
Deposits	1,156	1,064	3,211	3,267
Short-term borrowings	302	192	771	558

Total interest expense	1,458	1,256	3,982	3,825

Net interest income	5,383	4,555	15,227	12,682
Provision for losses on loans	(168)	(178)	(997)	(822)

Net interest income after provision for losses on loans	5,215	4,377	14,230	11,860

Other income:
Fees and service charges	1,568	1,491	4,306	4,041
Bank owned life insurance	63	91	191	205
Other	273	94	641	255

Total other income	1,904	1,676	5,138	4,501
Operating expenses	5,139	4,343	14,286	11,937

Income before income taxes	1,980	1,710	5,082	4,424
Income tax provision	(721)	(622)	(1,822)	(1,582)

Net income	$1,259	$1,088	$3,260	$2,842

Earnings per share - basic	$0.39	$0.35	$1.02	$0.90

Earnings per share - diluted	$0.35	$0.32	$0.91	$0.84

Weighted average shares outstanding - basic	3,228,247	3,153,939	3,207,828	3,143,740
Weighted average shares outstanding - diluted	3,583,085	3,406,229	3,577,379	3,401,295

The accompanying notes are an integral part of the consolidated financial statements.

InterMountain Community Bancorp

Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2004	2003
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$3,260	$2,842
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	948	886
Stock issued as compensation	27	174
Net amortization of premiums on securities	370	637
Stock dividends on FHLB stock	(26)	(141)
Provisions for losses on loans	997	822
Amortization of core deposit intangibles	53	47
Loss on sale of investments	33	29
Gain on sale of loans	(2)	—
Net accretion of loan discounts and premiums	(123)	(197)
Increase in cash surrender value of bank-owned life insurance	(191)	(205)
Change in (net of acquisition of business):
Loans held for sale	(1,563)	1,820
Accrued interest receivable	(491)	(387)
Prepaid expenses and other assets	(359)	(460)
Accrued interest payable	303	110
Accrued expenses and other liabilities	221	1,743

Net cash provided by operating activities	3,457	7,720

Cash flows from investing activities:
Purchases of available-for-sale securities	(46,881)	(70,225)
Proceeds from calls or maturities of available-for-sale securities	21,706	29,058
Principal payments on mortgage-backed securities	10,900	13,639
Purchases of held-to-maturity securities	(512)	(880)
Proceeds from calls or maturities of held-to-maturity securities	199	710
Proceeds from sale of FHLB stock	—	8
Origination of loans, net of principal payments	(50,624)	(46,377)
Proceeds from sale of loans	2,724	—
Net cash and cash equivalents acquired as part of acquisition	—	14,709
Proceeds from sale of properties and equipment	—	110
Purchase of office properties and equipment	(1,982)	(1,821)
Net change in federal funds sold	(9,690)	920
Purchase of FHLB stock	(433)	—
Proceeds from matured certificates of deposit	298	396
Net decrease in restricted cash	151	1,715
Investment in affiliate	(248)	(249)

Net cash used in investing activities	(74,392)	(58,287)

InterMountain Community Bancorp
Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Nine Months Ended
	September 30,
	2004	2003
	(Dollars in thousands)
Cash flows from financing activities:
Net increase in demand, money market and savings deposits	$49,952	$34,422
Net increase in certificates of deposit	17,284	10,278
Net change in repurchase agreements	(3,683)	(2,526)
Proceeds from exercise of stock options	421	160
Payments for fractional shares	—	(4)
Repurchase of stock	(47)	(399)
Proceeds from debenture issuance	8,248	8,279
Proceeds from FHLB borrowings	—	5,000

Net cash provided by financing activities	72,175	55,210

Net change in cash and cash equivalents	1,240	4,643
Cash and cash equivalents, beginning of period	10,240	8,691

Cash and cash equivalents, end of period	$11,480	$13,334

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,673	$3,579
Income taxes	1,871	1,410
Noncash investment and financing activities:
Common Stock Dividend	$—	$3,526
Cancellation of treasury stock	—	399
Net liabilities assumed from business combination	—	16,567

The accompanying notes are an integral part of the consolidated financial statements.

InterMountain Community Bancorp

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Net income	$1,259	$1,088	$3,260	$2,842

Other comprehensive income (loss):
Change in unrealized gains (losses) on investments, net of reclassification adjustments	1,013	(521)	(992)	(601)
Less deferred income tax benefit (provision)	(398)	219	388	237

Net other comprehensive income (loss)	615	(302)	(604)	(364)

Comprehensive income	$1,874	$786	$2,656	$2,478

The accompanying notes are an integral part of the consolidated financial statements.

InterMountain Community Bancorp

Notes to Consolidated Financial Statements

1.	Basis of Presentation:

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

2.	Other Borrowings:

The components of other borrowings are as follows (in thousands):

	September	December
	30,	31,
	2004	2003
Term note payable(1)	$8,279	$8,279
Term note payable(2)	8,248	—

Total other borrowings	$16,527	$8,279

(1)	In January 2003, InterMountain issued $8.0 million of debentures through its subsidiary InterMountain Statutory Trust I. The debt associated with these securities bear interest at 6.75%. Interest only payments are made quarterly starting in June 2003. The debt is callable by InterMountain in March 2008 and matures in March 2033.

(2)	In March 2004 InterMountain issued $8.0 million of debentures through its subsidiary InterMountain Statutory Trust II. The debt associated with these securities bear interest based on the London Interbank Offering Rate (LIBOR) with a beginning rate of 3.91%, adjusted and paid quarterly (the rate at September 30, 2004 was 4.40%). These debentures are callable by InterMountain in March 2009 and mature in March 2034.

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

The following table presents the basic and diluted earnings per share computations:

	Three Months Ended September 30,
	(Dollars in thousands, except per share amounts)
		2004
		Weighted			2003
	Net	Avg.	Per Share	Net	Weighted	Per Share
	Income	Shares	Amount	Income	Avg. Shares	Amount
Basic computations	$1,259	3,228,247	$0.39	$1,088	3,153,939	$0.35
Effect of dilutive securities:
Common stock options		354,838	(0.04)		252,290	(0.03)

Diluted computations	$1,259	3,583,085	$0.35	$1,088	3,406,229	$0.32
Antidilutive options not included in diluted earnings per share		4,500			—

	Nine Months Ended September 30,
	(Dollars in thousands, except per share amounts)
		2004
		Weighted			2003
	Net	Avg.	Per Share	Net	Weighted	Per Share
	Income	Shares	Amount	Income	Avg. Shares	Amount
Basic computations	$3,260	3,207,828	$1.02	$2,842	3,143,740	$0.90
Effect of dilutive securities:
Common stock options		369,551	(0.11)		257,555	(0.06)

Diluted computations	$3,260	3,577,379	$0.91	$2,842	3,401,295	$0.84
Antidilutive options not included in diluted earnings per share		2,513			—

4.	Operating Expenses:

The following table details InterMountain’s components of total operating expenses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Salaries and employee benefits	$3,083	$2,590	$8,448	$7,254
Occupancy expense	768	748	2,002	1,785
Other expense	519	334	1,474	1,018
Fees and service charges	202	237	782	632
Printing, postage and supplies	243	190	638	594
Legal and accounting	154	87	547	305
Advertising	170	157	395	349

Total operating expenses	$5,139	$4,343	$14,286	$11,937

5.	Stock Options:

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

Had compensation cost for InterMountain’s plans been determined based on the fair value at the grant dates for awards under the plans, InterMountain’s reported net income and earnings per share would have been changed to the pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
		(Dollars in thousands, except per share amounts)
Reported net income	$1,259	$1,088	$3,260	$2,842
Add back: Stock-based employee compensation expense, net of related tax effects	17	10	17	106
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	41	25	115	191

Pro forma	$1,235	$1,073	$3,162	$2,757

Basic earnings per share:
Reported earnings per share	$0.39	$0.35	$1.02	$0.90
Stock-based employee compensation, fair value	(0.01)	(0.01)	(0.03)	(0.03)

Pro forma earnings per share	$0.38	$0.34	$0.99	$0.87

Diluted earnings per share:
Reported earnings per share	$0.35	$0.32	$0.91	$0.84
Stock-based employee compensation, fair value	(0.01)	(0.01)	(0.03)	(0.03)

Pro forma earnings per share	$0.34	$0.31	$0.88	$0.81

6.	Subsequent Events

Effective November 2, 2004, InterMountain completed the merger with Snake River Bancorp, Inc. Snake River Bancorp, Inc was merged into InterMountain and Magic Valley Bank, a subsidiary of Snake River Bancorp, Inc. was merged into Panhandle State Bank, a subsidiary of InterMountain. Under the terms of the Merger Agreement and Plan of Merger, Snake River shareholders received $8.22 in cash and 0.93 shares of InterMountain stock (plus cash in lieu of fractional shares) for each share of Snake River Bancorp stock. InterMountain issued approximately 504,000 of InterMountain shares as a result of the merger. InterMountain acquired approximately $67.7 million in loans and $70.0 million in deposits. Magic Valley Bank will continue to operate its three branches under its current name as a division of Panhandle State Bank. The transaction is expected to be accretive to InterMountain Community Bancorp’s 2005 earnings.

7.	New Accounting Policies:

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”). In December 2003, the FASB issued a revision to this interpretation (“FIN No. 46(r)”). FIN No. 46(r) clarifies the application of Accounting Research Bulletin No. 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. InterMountain adopted FIN 46(r) effective January 1, 2004. As a result of the issuance of FIN No. 46(r) and the accounting profession’s application of the guidance provided by the FASB, issuer trusts, like InterMountain Statutory Trust I and InterMountain Statutory Trust II (collectively referred to as the Trusts), are generally variable interest entities. We have determined that we are not the primary beneficiaries under the trusts, and accordingly InterMountain has not consolidated the financial statements of the Trusts into its consolidated financial statements. The amounts payable to these Trusts continue to be treated as other borrowings.

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

In September 2004, the Financial Accounting Standards Board (“FASB”) agreed to issue additional guidance on the application of Emerging Issues Task Force (“EITF”) Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” The FASB also deferred the measurement and recognition guidance contained in EITF Issue 03-1. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. During the period of the delay, InterMountain will continue to apply relevant other-than-temporary guidance to its investment portfolio, as applicable. The FASB’s final guidance on EITF Issue 03-1 may alter the criteria by which InterMountain assesses if impairment is temporary or permanent. The FASB is expected to release the additional guidance by the end of 2004.

     Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

InterMountain Community Bancorp
Comparison of the Three and Nine Months Ended September 30, 2004 and 2003

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

          InterMountain conducts its primary business through its bank subsidiary, Panhandle State Bank. Panhandle maintains its main office in Sandpoint, Idaho and has 11 other branches. In addition to the main office, six branch offices operate under the name of Panhandle State Bank and five of the branches are operated under the name of InterMountain Community Bank, a division of Panhandle State Bank. InterMountain focuses its banking and other services on individuals, professionals, and small to medium-sized businesses throughout its market area. At September 30, 2004, InterMountain had total consolidated assets of $485.1 million. Panhandle is regulated by the Idaho Department of Finance, the Oregon Division of Finance and Corporate Securities, and by the Federal Deposit Insurance Corporation (“FDIC”), its primary federal regulator and the insurer of its deposits. In addition, effective November 2, 2004, pursuant to the merger with Snake River Bancorp, Inc., Panhandle State Bank will operate three additional branches under the division of Magic Valley Bank. See Footnote 6 in Notes to Consolidated Financial Statements.

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

     InterMountain operates a multi-branch banking system and is executing plans for the formation and acquisition of banks and bank branches that can operate under a decentralized community bank structure. InterMountain plans expansion in markets that are contiguous, within 150 miles of its existing branches in Idaho, Oregon, Washington, and Montana. InterMountain is pursuing a balance of asset and earnings growth by focusing on increasing its market share in its present locations, building new branches and merging and/or acquiring community banks.

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

          Management believes the allowance for loan losses was adequate at September 30, 2004. While management uses available information to provide for loan losses, the ultimate collectibility of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions and other relevant factors. A slowdown in economic activity could adversely affect cash flows for both commercial and individual borrowers, as a result of which InterMountain could experience increases in nonperforming assets, delinquencies and losses on loans.

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

          Management determines the appropriate classification of investment securities at the time of purchase. Held-to-maturity securities are those securities that InterMountain has the intent and ability to hold to maturity, and are recorded at amortized cost. Available-for-sale securities are those securities that would be available to be sold in the future in response to liquidity needs, changes in market interest rates, and asset-liability management strategies, among others. Available-for-sale securities are reported at fair value, with unrealized holding gains and losses reported in stockholders’ equity as a separate component of other comprehensive income, net of applicable deferred income taxes.

          Management evaluates investment securities for other than temporary declines in fair value on a periodic basis. If the fair value of investment securities falls below their amortized cost and the decline is deemed to be other than temporary, the securities will be written down to current market value and the write down will be deducted from earnings. There were no investment securities which management identified to be other-than-temporarily impaired for the nine months ended September 30, 2004. Charges to income could occur in future periods due to a change in management’s intent to hold the investments to maturity, a change in management’s assessment of credit risk, or a change in regulatory or accounting requirements.

          Goodwill and Other Intangible Assets. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible elements in the business acquired. InterMountain’s goodwill relates to value inherent in the banking business and the value is dependent upon InterMountain’s ability to provide quality, cost effective services in a competitive market place. As such, goodwill value is supported ultimately by revenue that is driven by the volume of business transacted. A decline in earnings as a result of a lack of growth or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill that could adversely impact earnings in future periods. Goodwill is not amortized, but is subjected to impairment analysis periodically. No impairment was considered necessary during the nine months ended September 30, 2004. However, future events could cause management to conclude that InterMountain’s goodwill is impaired, which would result in InterMountain recording an impairment loss. Any resulting impairment loss could have a material adverse impact on InterMountain’s financial condition and results of operations.

          Other intangible assets consisting of core-deposit intangibles with definite lives are amortized over the estimated life of the acquired depositor relationships.

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

Results of Operations

          Overview. InterMountain recorded net income of $1.3 million, or $0.35 per diluted share, for the three months ended September 30, 2004, compared with net income of $1.1 million, or $0.32 per diluted share, for the three months ended September 30, 2003. InterMountain recorded net income of $3.3 million, or $0.91 per diluted share for the nine months ended September 30, 2004, compared with $2.8 million, or $0.84 per diluted share, for the nine months ended September 30, 2003. The increase in net income for both periods reflected an increase in net interest income and other income.

          The annualized return on average assets was 1.06% and 1.10% for the three months ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004 and 2003, the annualized return on average assets was 0.97% and 1.05%, respectively. The annualized return on average equity was 17.3% and 16.8% for the three months ended September 30, 2004 and 2003, respectively. The annualized return on average equity was 15.3% and 15.1% for the nine months ended September 30, 2004 and 2003, respectively. The return on average equity increased for the quarter and nine months ending September 30, 2004, primarily as a result of increases in net interest income and other income. Improvements in both these areas offset an increase in non-interest expense caused by both general asset growth and expenses incurred in changing processing software and filing with the SEC as a public reporting company.

          Net Interest Income. The most significant component of earnings for a financial institution typically is net interest income, which is the difference between interest income, primarily from loan and investment portfolios, and interest expense, primarily on deposits and other borrowings. During the three months ended September 30, 2004 and 2003, net interest income was $5.4 million and $4.6 million, respectively, an increase of 18.2%. For the nine months ended September 30, 2004 and 2003, net interest income was $15.2 million and $12.7 million, an increase of 20.0%. The increase in net interest income during the three and nine months ended September 30, 2004, compared to the same periods in 2003, was primarily due to an increase in loan volumes and relative stability in the net interest spread.

          Changes in net interest income results from changes in volume and in the net interest spread. Volume refers to the dollar level of interest-earning assets and interest-bearing liabilities. Net interest spread refers to the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities. Net interest margin, a similar measure to net interest spread, refers to net interest income divided by total interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities.

          Average interest-earning assets for the three months ended September 30, 2004 and 2003 were $443.2 million and $371.5 million, respectively. Average loans increased by $52.8 million, while average investments increased by $18.9 million over the same period in 2003. Average net interest spread during the three months ended September 30, 2004 and 2003 was 4.85% and 4.91%, respectively. The average net interest margin for the three months ended September 30, 2004 and 2003 was 4.83% and 4.86%, respectively. Net interest margin decreased slightly due to lower yields on earning assets as declining market rates continued to put pressure on rates earned on the investment and loan portfolios. Net interest spread decreased primarily because the yield on loans and investments declined slightly more than the cost of deposits during this period.

          Average interest-earning assets for the nine months ended September 30, 2004 and 2003 were $412.8 million and $339.5 million, respectively. Average loans increased by $56.3 million, while average investments increased by $17.0 million over the same period in 2003. Net interest spread during the nine months ended September 30, 2004 and 2003 was 4.92% and 4.98%, respectively. The net interest margin for the nine months ended September 30, 2004 and 2003 was 4.93% and 4.99%, respectively. As with the three-month results, the net interest margin decreased primarily due to lower yields on earning assets. Net interest spread decreased primarily because the yield on loans declined slightly more than the cost of deposits. While net interest spread and margin were down for both periods, the decline was relatively small in relation to the decline in market interest rates.

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

          InterMountain recorded provisions for losses on loans of $168 thousand and $178 thousand for the three months ended September 30, 2004 and 2003, respectively. InterMountain recorded provisions for losses on loans of $997 thousand and $822 thousand for the nine months ended September 30, 2004 and 2003, respectively. The current provision reflects the analysis and assessment of the relevant factors mentioned in the preceding paragraph. The increase in the loss provision from the prior period resulted from growth in the loan portfolio and the need to reserve more for several specific credits that had deteriorated during the second quarter.

          The following table summarizes loan loss allowance activity for the periods indicated.

	Nine Months Ended
	September 30,
	2004	2003
	(Dollars in thousands)
Balance at January 1	$5,118	$3,259
Acquired allowance for loan losses	—	1,624
Allowance associated with the sale of loans	(213)	—
Provision for losses on loans	997	822
Amounts written off net of recoveries	(289)	(261)

Balance at September 30	$5,613	$5,444

          At September 30, 2004, Intermountain’s total classified assets were $4.6 million, compared with $3.1 million at September 30, 2003. Total nonperforming loans were $1.4 million at September 30, 2004, compared with $0.5 million at September 30, 2003. The increase in classified assets was primarily attributable to the addition of 3 loan relationships, all of which management feels are adequately provided for in the allowance for loan loss. The increase in nonperforming loans was primarily attributable to the addition of 2 loans for one borrower totaling approximately $700,000. At September 30, 2004, InterMountain’s loan delinquency rate (30 days or more) as a percentage of total loans was 0.42%, compared with 1.89% at September 30, 2003.

          Other Income. Total other income was $1.9 million and $1.7 million for the three months ended September 30, 2004 and 2003, respectively and $5.1 million and $4.5 million for the nine months ended September 30, 2004 and 2003. Fees and service charge income increased by 5.1% to $1.6 million for the three months ended September 30, 2004 from $1.5 million for the same period last year. Fees and service charge income increased by 6.6% to $4.3 million for the nine months ended September 30, 2004 from $4.0 million for the same period last year. Deposit service fees increased, reflecting continued account and customer growth, and price increases enacted in April 2004. Deferred fee income on commercial, real estate and consumer loans also improved, offsetting decreases in fees generated by mortgage banking activity.

          Increases in other income for both the three-month and nine-month periods ending September 30, 2004 also reflected improvement in investment referrals and merchant credit card acceptance fees, and increases in fees from the servicing of bank deposits securing credit cards. This line of business was included as part of the acquisition of Orchard Bank in January 2003.

          Operating Expenses. Operating expenses were $5.1 million and $4.3 million for the three months ended September 30, 2004 and 2003, respectively. Operating expenses were $14.3 million and $11.9 million for the nine months ended September 30, 2004 and 2003, respectively. The higher level of operating expenses was primarily a result of expanded staffing and fixed asset depreciation to support continued loan and deposit growth and increases in market share, particularly in the bank’s newer markets. InterMountain also incurred additional expenses in the second and third quarters of 2004 related to upgrading its core data and item processing technology. In doing so, the company purchased substantial new hardware and software, terminated some existing technology contracts and incurred significant training and overtime expenses. In addition, the company incurred legal and professional fees related to its June 2004 filing as a public reporting company with the Securities and Exchange Commission.

          Salaries and employee benefits were $3.1 million and $2.6 million for the three months ended September 30, 2004 and 2003, respectively. Salaries and employee benefits were $8.4 million and $7.3 million for the nine months ended September 30, 2004 and 2003, respectively. The employee costs reflected increased branch staffing, increased mortgage banking staff and additional administrative staff as a result of continued new branch growth and expansion. At September 30, 2004, full-time-equivalent employees were 227, compared with 201 at September 30, 2003.

          Occupancy expenses were $768 thousand and $748 thousand for the three months ended September 30, 2004 and 2003, respectively. Occupancy expenses were $2.0 million and $1.8 million for the nine months ended September 30, 2004 and 2003, respectively. The increase was primarily due to costs associated with the Ontario acquisition, the new Post Falls and Caldwell offices and additional administrative facilities.

          Income Tax Provision. InterMountain recorded federal and state income tax provisions of $721 thousand and $622 thousand for the three months ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004 and 2003, InterMountain recorded federal and state income tax provisions of $1.8 million and $1.6 million, respectively. The increased tax provision in 2004 over 2003 is due to the increase in pre-tax net income. The effective tax rates for both three month periods were 36.4% and 35.8% for both nine month periods.

Financial Position

          Assets. At September 30, 2004, InterMountain’s assets were $485.1 million, up $75.3 million or 18.4% from $409.8 million at December 31, 2003. Growth in assets reflected increases in both investments and loans receivable, and were supported by increases in customer deposits.

          Investments. InterMountain’s investment portfolio at September 30, 2004 was $94.2 million, an increase of $13.6 million or 16.9% from the December 31, 2003 balance of $80.6 million. The increase was primarily due to net purchases of government agencies and mortgage-backed securities utilizing excess liquidity created from increases in customer deposits and the proceeds of the debentures issued in March 2004.

          Loans Receivable. At September 30, 2004, net loans receivable were $334.3 million, up $47.0 million or 16.4% from $287.3 million at December 31, 2003. The increase was primarily due to net increases in business and agricultural loans. During the nine months ended September 30, 2004, total loan originations were $285.1 million compared with $212.2 million for the prior year’s comparable period, reflecting growing loan demand in the company’s markets.

          The following table sets forth the composition of InterMountain’s loan portfolio at the dates indicated. Loan balances exclude deferred loan origination costs and fees and allowances for loan losses.

	September 30, 2004		December 31, 2003
	Amount	%	Amount	%
	(Dollars in thousands)
Commercial	$241,676	71.10	$215,396	73.65
Residential real estate	77,378	22.76	58,728	20.08
Consumer	18,383	5.41	16,552	5.66
Municipal	2,472	0.73	1,751	0.61

Total loans receivable	339,909	100.00	292,427	100.00

Net deferred origination fees	(13)		(53)
Allowance for losses on loans	(5,613)		(5,118)

Loans receivable, net	$334,283		$287,256

Weighted average yield at end of period	6.62%		6.60%

The following table sets forth InterMountain’s loan originations for the periods indicated.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2004	2003	% Change	2004	2003	% Change
			(Dollars in thousands)
Commercial	$65,595	$46,731	40.4	$207,959	$150,020	38.6
Residential real estate	22,654	21,069	7.5	61,436	48,881	25.7
Consumer	4,718	3,571	32.1	11,814	9,505	24.3
Municipal	3,828	3,613	6.0	3,843	3,837	0.2

Total loans originated	$96,795	$74,984	29.1	$285,052	$212,243	34.3

          BOLI and All Other Assets. Bank-owned life insurance (“BOLI”) and other assets increased to $8.7 million at September 30, 2004 from $7.5 million at December 31, 2003. The increase was primarily due to an increase in assets related to the growth of the bank.

          Deposits. Total deposits increased $67.2 million or 19.5% to $412.1 million at September 30, 2004 from $344.9 million at December 31, 2003, primarily due to increases in non-interest bearing demand accounts, savings and certificates of deposit accounts. Ongoing business development efforts in the Company’s existing markets, along with development of the relatively new Kootenai County and Caldwell markets were primary contributors to the increase in deposits over the time period measured.

          The following table sets forth the composition of InterMountain’s deposits at the dates indicated.

	September 30, 2004		December 31, 2003
	Amount	%	Amount	%
	(Dollars in thousands)
Demand	$93,061	22.6	$76,439	22.2
NOW and money market 0.0% to 2.2%	137,664	33.4	114,322	33.1
Savings and IRA 0.0% to 6.4%	55,795	13.5	45,807	13.3
Certificate of deposit accounts	125,582	30.5	108,298	31.4

Total deposits	$412,102	100.0	$344,866	100.0

Weighted average interest rate on certificates of deposit		2.77%		2.57%

          Borrowings. Deposit accounts are InterMountain’s primary source of funds. InterMountain does, however, rely upon advances from the Federal Home Loan Bank of Seattle (“FHLB Seattle”), reverse repurchase agreements and other borrowings to supplement its funding and to meet deposit withdrawal requirements. The total of such borrowings were $35.0 million and $30.4 million at September 30, 2004 and December 31, 2003, respectively. See “Liquidity and Sources of Funds.”

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

          InterMountain also uses gap analysis, a traditional analytical tool designed to measure the difference between the amount of interest-earning assets and the amount of interest-bearing liabilities expected to reprice in a given period. InterMountain calculated its one-year cumulative repricing gap position to be a negative 16.5% and a negative 11.4% at September 30, 2004 and December 31, 2003, respectively. Management attempts to maintain InterMountain’s gap position between positive 20% and negative 20%. At September 30, 2004, InterMountain’s gap positions were within limits established by its Board of Directors. Management is pursuing strategies to increase its net interest income without significantly increasing its cumulative gap positions in future periods. There can be no assurance that InterMountain will be successful implementing these strategies or that, if these strategies are implemented, they will have the intended effect of increasing its net interest income. See “Results of Operations – Net Interest Income” and “Capital Resources.”

Liquidity and Sources of Funds

          As a financial institution, InterMountain’s primary sources of funds are investing and financing activities, including the collection of loan principal and interest payments. Financing activities consist primarily of customer deposits, advances from FHLB Seattle and other borrowings. Deposits increased to $412.1 million at September 30, 2004 from $344.9 million at December 31, 2003, primarily due to increases in interest bearing demand accounts, non-interest demand accounts and certificates of deposit. The net increase in deposits was primarily used to fund loans and pay down other borrowings. At September 30, 2004 and December 31, 2003, securities sold subject to repurchase agreements were $13.5 million and $17.2 million, respectively. These borrowings are required to be collateralized by investments with a market value exceeding the face value of the borrowings. Under certain circumstances, InterMountain could be required to pledge additional securities or reduce the borrowings.

          During the nine months ended September 30, 2004, cash used in investing activities consisted primarily of the purchase of available-for-sale securities in the investment portfolio and new loan volume net of calls, maturities and prepayments. The levels of these prepayments increase or decrease depending on the size of the loan and the general trend and level of interest rates, which influences the level of refinancing and mortgage prepayments. During the same period, cash provided by financing activities consisted primarily of increases in certificates of deposit, demand deposits and the issuance of debentures.

          InterMountain’s credit line with FHLB Seattle provides for borrowings up to a percentage of its total assets subject to collateralization requirements. At September 30, 2004, this credit line represented a total borrowing capacity of approximately $15.8 million, of which $10.8 million was available. InterMountain also borrows on an unsecured basis from correspondent banks and other financial entities. As of September 30, 2004 there were no outstanding amounts.

          InterMountain actively manages its liquidity to maintain an adequate margin over the level necessary to support expected and potential loan fundings and deposit withdrawals. This is balanced with the need to maximize yield on alternative investments. The liquidity ratio may vary from time to time, depending on economic conditions, savings flows and loan funding needs.

Capital Resources

          InterMountain’s total stockholders’ equity was $30.1 million at September 30, 2004 compared with $27.1 million at December 31, 2003. The increase in total stockholders’ equity was primarily due to the increase in net income net of the change to unrealized gains and losses on securities. Stockholders’ equity was 6.2% of total assets at September 30, 2004 compared with 6.6% at December 31, 2003. The decrease in this ratio is due to the increase in total assets at September 30, 2004 as compared to December 31, 2003 which was proportionately larger than the increase in equity due to net income.

          At September 30, 2004, InterMountain had an unrealized loss of $329 thousand, net of related income taxes, on investments classified as available for sale. At December 31, 2003, InterMountain had an unrealized gain of $275 thousand, net of related income taxes, on investments classified as available for sale. Fluctuations in prevailing interest rates continue to cause volatility in this component of accumulated comprehensive income or loss in stockholders’ equity and may continue to do so in future periods.

          InterMountain issued and has outstanding $16.5 million of Trust Preferred Securities. The indenture governing the Trust Preferred Securities limits the ability of InterMountain under certain circumstances to pay dividends or to make other capital distributions. The Trust Preferred Securities are treated as debt of InterMountain. These Trust Preferred Securities can be called for redemption beginning in March 2008 by the Company at 100% of the aggregate principal plus accrued and unpaid interest. See Note 2 of “Notes to Consolidated Financial Statements.”

          InterMountain and Panhandle are required by applicable regulations to maintain certain minimum capital levels and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier I capital to average assets. InterMountain and Panhandle will endeavor to enhance its capital resources and regulatory capital ratios through the retention of earnings and the management of the level and mix of assets, although there can be no assurance in this regard. At September 30, 2004, InterMountain exceeded all such regulatory capital requirements and was “well-capitalized” pursuant to FFIEC regulations.

          The following tables set forth the amounts and ratios regarding actual and minimum core Tier 1 risk-based and total risk-based capital requirements, together with the amounts and ratios required in order to meet the definition of a “well-capitalized” institution as reported on the quarterly FFIEC call report at September 30, 2004.

			Capital		Well-Capitalized
	Actual		Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$49,626	12.76%	$31,113	8.00%	$38,892	10.00%
Tier 1 capital to (to risk-weighted assets)	38,881	10.00	15,557	4.00	23,329	6.00
Tier 1 capital (to average assets)	38,881	8.15	19,083	4.00	28,624	6.00

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

          The following table represents InterMountain’s on-and-off balance sheet aggregate contractual obligations to make future payments as of September 30, 2004.

	Payments Due by Period
				Over
		Less than	1 to 3	3 to 5	More than
	Total	1 year	years	years	5 years
	(Dollars in thousands)
Long-term debt(1)	$21,527	$—	$—	$5,000	$16,527
Capital lease obligations(2)	—	—	—	—	—
Operating lease obligations	3,450	355	535	519	2,041
Purchase obligations(2)	—	—	—	—	—
Other long-term liabilities reflected on the registrant’s balance sheet under GAAP	—	—	—	—	—

Total	$24,977	$355	$535	$5,519	$18,568

(1)	Excludes interest payments.

(2)	Excludes recurring accounts payable, accrued expenses and other liabilities, repurchase agreements and customer deposits, all of which are recorded on the Company’s balance sheet.

New Accounting Policies

          In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”). In December 2003, the FASB issued a revision to this interpretation (“FIN No. 46(r)”). FIN No. 46(r) clarifies the application of Accounting Research Bulletin No. 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. InterMountain adopted FIN No. 46(r) effective January 1, 2004. As a result of the issuance of FIN No. 46(r) and the accounting profession’s application of the guidance provided by the FASB, issuer trusts, like InterMountain Statutory Trust I and InterMountain Statutory Trust II (collectively referred to as the Trusts), are generally variable interest entities. We have determined that we are not the primary beneficiaries under the trusts, and accordingly InterMountain has not consolidated the financial statements of the Trusts into its consolidated financial statements. The amounts payable to these trusts continues to be treated as other borrowings.

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

          In September 2004, the Financial Accounting Standards Board (“FASB”) agreed to issue additional guidance on the application of Emerging Issues Task Force (“EITF”) Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” The FASB also deferred the measurement and recognition guidance contained in EITF Issue 03-1. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. During the period of the delay, InterMountain will continue to apply relevant other-than-temporary guidance to its investment portfolio, as applicable. The FASB’s final guidance on EITF Issue 03-1may alter the criteria by which InterMountain assesses if impairment is temporary or permanent. The FASB is expected to release the additional guidance by the end of 2004.

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

          Forward-looking statements provide our expectations or predictions of future conditions, events or results. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. These statements speak only as of the date they are made. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements were made. There are a number of factors, many of which are beyond our control, which could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements. These factors, some of which are discussed elsewhere in this report, include:

•	the strength of the United States economy in general and the strength of the local economies in which InterMountain conducts its operations;

•	the effects of inflation, interest rate levels and market and monetary fluctuations;

•	trade, monetary and fiscal policies and laws, including interest rate policies of the federal government;

•	applicable laws and regulations and legislative or regulatory changes;

•	the timely development and acceptance of new products and services of InterMountain;

•	the willingness of customers to substitute competitors’ products and services for InterMountain’s products and services;

•	InterMountain’s success in gaining regulatory approvals, when required;

•	technological and management changes;

•	growth and acquisition strategies;

•	InterMountain’s ability to successfully integrate entities that may be or have been acquired;

•	changes in consumer spending and saving habits; and

•	InterMountain’s success at managing the risks involved in the foregoing.

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

(b) Changes in Internal Controls: In the quarter ended September 30, 2004, the Bank did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

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

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

     Not applicable.

Item 3 — Defaults Upon Senior Securities

     Not applicable.

Item 4 — Submission of Matters to a Vote of Security Holders

     Not Applicable

Item 5 — Other Information

Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers

Effective November 9, 2004, Registrant announced certain changes in its executive management team. A copy of the press release is attached as Exhibit 99.1 and is incorporated herein in its entirety by reference.

David Smith is resigning from his position as Registrant’s chief financial officer, and he will continue his employment as Registrant’s senior financial officer until his anticipated retirement in May 2005. Doug Wright, Registrant’s executive vice president and current chief operating officer, will become Registrant’s chief financial officer. Pamela Rasmussen, who recently commenced employment with Registrant upon consummation of its merger with Snake River Bancorp, Inc., will assume the position of senior vice president and chief operating officer of Panhandle State Bank, Registrant’s wholly owned banking subsidiary.

Doug Wright

Mr. Wright joined Registrant and Panhandle State Bank in 2002. From 1996 to 2002, Mr. Wright, who is 40 years of age, served as a senior vice president and production manager of Sterling Savings Bank. In this capacity, Mr. Wright was responsible for overseeing the credit, operational, and financial functions for the branch division of a multi-state regional financial institution. Before that time, Mr. Wright was a vice president at WestOne Bank from 1987 to 1996.

In connection with his employment, Mr. Wright and Panhandle State Bank are parties to an Executive Severance Agreement, effective December 17, 2003. This agreement provides that Mr. Wright may receive a severance payment if a definitive agreement providing for a change of control (as defined) is entered into during his employment or within 12 months after he terminates his employment for good reason (as defined) or is involuntarily terminated other than for cause, disability, death or retirement (as each term is defined). The amount of the severance payment would equal two (2) times the average of the total base compensation and short term bonus payments received by Mr. Wright for each of the two most recent calendar years. So long as Mr. Wright remains employed, he will not automatically receive the severance payment upon a change in control; rather, he will receive the payment if he terminates his employment for good reason or is involuntarily terminated other than for cause, disability, death or retirement during the 24 month post-change in control “salary protection period.” The amount of any payment to Mr. Wright will be reduced so that it does not constitute a “parachute payment” under Section 280G of the Internal Revenue Code.

Pamela Rasmussen

Prior to beginning her employment with Registrant, Ms. Rasmussen, who is 44 years of age, was the chief financial officer and senior vice president of Snake River Bancorp, Inc. and its wholly owned subsidiary, Magic Valley Bank. Prior to joining Magic Valley Bank in 2002, Ms. Rasmussen served as the internal audit manager from 1999 to 2000 & vice president and manager of operations from 2000 to 2002 for Stockman Financial Bancorp, Inc. in Miles City, Montana.

In connection with her employment, Ms. Rasmussen and Panhandle State Bank are parties to an employment agreement, the term of which commenced on November 2, 2004, the effective date of Registrant’s merger with Snake River Bancorp. Effective November 9, 2004, the employment agreement has been amended and restated to reflect certain changes related to Ms. Rasmussen’s new position with Panhandle State Bank.

Ms. Rasmussen’s employment agreement has a term of two (2) years, and provides for a current salary of $110,000 per year, eligibility for bonuses pursuant to Magic Valley Bank’s existing bonus plan for 2004, and commencing in 2005, eligibility to participate in Panhandle State Bank’s short-term bonus plan and other incentives. Ms. Rasmussen has also entered into a stock purchase agreement with Registrant, pursuant to which (i) she agrees to purchase shares of Intermountain common stock with a market value of $9,000; and (ii) Registrant agrees to reimburse her for those purchases pursuant to a three-year vesting schedule.

Ms. Rasmussen’s employment agreement provides that if she is terminated without Cause (as defined) or she terminates her agreement for Good Reason (as defined), she will receive a severance payment equal to two (2) times her current base salary, payable over a two-year period in accordance with Panhandle State Bank’s regular payroll schedules, policies, and procedures. If Ms. Rasmussen voluntarily terminates her employment for whatever reason during the second year of the agreement term, she will be entitled to receive her base salary for the balance of the employment term in accordance with Panhandle’s regular payroll schedules, policies, and procedures. If Ms. Rasmussen is terminated for Cause or terminates her employment without Good Reason during the first year of the employment term, Registrant will be responsible only for salary earned and expenses reimbursable through the date of termination, and Ms. Rasmussen will have no rights to other compensation or benefits under the agreement. The amount of any payments to Ms. Rasmussen will be reduced so that the aggregate amount received does not constitute a “parachute payment” under Section 280G of the Internal Revenue Code.

Item 6 — Exhibits

Exhibit No.	Exhibit
10.1	Employment Agreement between Panhandle State Bank and Pamela Rasmussen, as amended and restated as of November 9, 2004.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant To Section 906 of the Sarbanes Oxley Act of 2002.

99.1	Press Release dated November 12, 2004 announcing changes in Registrant’s Executive Management team.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERMOUNTAIN COMMUNITY BANCORP, INC.
(Registrant)

November 10, 2004	By:	/s/ Curt Hecker
Date		Curt Hecker
President
and Chief Executive Officer

November 10, 2004	By:	/s/ Doug Wright
Date		Doug Wright
Executive Vice President
and Chief Financial Officer