Form 10-K
period 2004-12-31
INTERMOUNTAIN COMMUNITY BANCORP
filed 2005-03-28
CIK 1284506

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
COMMISSION FILE NUMBER 000-50667
INTERMOUNTAIN COMMUNITY BANCORP
(Exact name of registrant as specified in its charter)

Idaho	82-0499463
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
231 N. Third Avenue, Sandpoint, ID 83864

(Address of principal executive offices) (Zip code)
Registrant’s telephone number, including area code: (208) 263-0505
Securities registered pursuant to Section 12(b) of the Act:

None	None
(Title of each class)	(Name of each exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act:
Common Stock (no par value)
(Title of class)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑
      As of June 30, 2004, the aggregate market value of the common equity held by non-affiliates of the registrant, computed by reference to the average of the bid and asked prices on such date as reported on the OTC Bulletin Board, was $49,351,425.
      The number of shares outstanding of the registrant’s Common Stock, no par value per share, as of March 10, 2005 was 3,826,185.
DOCUMENTS INCORPORATED BY REFERENCE
      Specific portions of the registrant’s Proxy Statement dated March 31, 2005 are incorporated by reference into Part III hereof.

PART I

Item 1.	BUSINESS
Forward-Looking Statements
      When used in this discussion and elsewhere in this Form 10-K, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and readers are advised that various factors, including regional and national economic conditions, unfavorable judicial decisions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from those anticipated or projected.
      The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.
      Intermountain Community Bancorp (“Intermountain” or the “Company”) is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was formed as Panhandle Bancorp in October 1997 under the laws of the State of Idaho in connection with a holding company reorganization of Panhandle State Bank (the “Bank”) that was approved by the shareholders on November 19, 1997 and became effective on January 27, 1998. In June 2000, Panhandle Bancorp changed its name to Intermountain Community Bancorp.
      Panhandle State Bank (the “Bank”), a wholly owned subsidiary of the Company, was first opened in 1981 to serve the local banking needs of Bonner County, Idaho. Panhandle State Bank is regulated by the Idaho Department of Finance (“Department”) and by the Federal Deposit Insurance Corporation (“FDIC”), its primary federal regulator and the insurer of its deposits. Because the Bank also operates a branch in Oregon, the Oregon Division of Finance and Corporate Securities also has jurisdiction over the operations of the branch.
      Since opening in 1981, the Bank has continued to grow by opening additional branch offices throughout Idaho. During 1999, the Bank opened its first branch under the name of Intermountain Community Bank, a division of Panhandle State Bank, in Payette, Idaho. In 2000, the second branch under that name was opened in Weiser, Idaho. Three additional branches were opened during 2001, one in Coeur d’Alene, another in Nampa and the third in Rathdrum. In 2002, a branch was started in Caldwell and during 2003 a branch was opened in Post Falls. In January 2003, the Bank acquired a branch office from Household Bank F.S.B. located in Ontario, Oregon, its first and only out-of-state branch at this time. Also, in 2003, the Company changed the names of the Coeur d’Alene, Post Falls, and Rathdrum branches from Intermountain Community Bank to Panhandle State Bank, because the Panhandle State Bank name had more brand recognition in the northern part of the state. In November 2004, Intermountain acquired Snake River Bancorp, Inc. (“Snake River”) and it’s subsidiary bank, Magic Valley Bank, which consisted of three branches. The branches are located in south central Idaho in the cities of Twin Falls, Gooding and Jerome.
      The Bank’s primary service area covers three distinct geographical regions. The north Idaho region encompasses the three northernmost counties in Idaho, including Boundary County, Bonner County and Kootenai County. The north Idaho region is heavily forested and contains numerous lakes. As such, the economies of these counties are primarily based on tourism, real estate development and natural resources, including logging, mining and agriculture. Both Kootenai and Bonner County have also experienced additional light industrial, high-tech and commercial development over the past ten years.
      The second region served by the Bank encompasses three counties in southwestern Idaho (Canyon, Payette, and Washington) and one county in southeastern Oregon (Malheur). The economies of these counties are primarily based on agriculture and related or supporting businesses. A variety of crops are grown in the area, including beans, onions, corn, apples, peaches, cherries and sugar beets. Livestock, including cattle and pigs, are also raised. Because of its proximity to Boise, Canyon County has expanding residential and retail development, and a more diversified light manufacturing and commercial base.
      The third region served by the Bank encompasses three counties in south central Idaho (Twin Falls, Gooding and Jerome). The economies of these counties are primarily based on agriculture and related or supporting businesses. A variety of crops are grown in the area, including beans, peas, corn, hay, sugar beets and potatoes. Fish farms, dairies and beef cattle are also prevalent. Twin Falls has experienced significant growth over the past 10 years and as a result, residential and commercial construction is a much larger driver of the local economy. The area is also experiencing growth in light manufacturing and retail development.
      In February 2005, the Company filed a charter application with the Washington Department of Finance and the FDIC to form Intermountain Savings Bank of Washington (“Savings Bank”) and open a branch office in Spokane Valley, Washington. If approved, the Savings Bank will be immediately merged into Panhandle State Bank and the office will become a branch of Panhandle. Approval is expected in late March, 2005, with the branch office opening in May. This move will allow the Bank to expand into other parts of Washington if future plans call for it.
      The Company’s other subsidiaries are Intermountain Statutory Trust I and Intermountain Statutory Trust II, financing subsidiaries formed in January 2003 and March 2004, respectively. Each Trust has issued $8 million in preferred securities, the purchasers of which are entitled to receive cumulative cash distributions from the Trusts. The Company has issued junior subordinated debentures to the Trusts, and payments from these debentures are used to make the cash distributions to the holders of the Trusts’ preferred securities.
Primary Market Area
      The Company conducts its primary banking business through its bank subsidiary, Panhandle State Bank. The Bank maintains its main office in Sandpoint, Idaho and has 14 other branches. In addition to the main office six branch offices operate under the name of Panhandle State Bank. Five of the branches are operated under the name Intermountain Community Bank, a division of Panhandle State Bank and three branches operate under the name Magic Valley Bank, a division of Panhandle State Bank. Thirteen of the Company’s branches are located throughout Idaho in the cities of Bonners Ferry, Caldwell, Coeur d’Alene, Gooding, Jerome, Nampa, Payette, Ponderay, Post Falls, Priest River, Rathdrum, Twin Falls and Weiser, and one branch is located in Ontario, Oregon. The Company focuses its banking and other services on individuals, professionals, and small to medium-sized businesses throughout its market area. On December 31, 2004, the Company had total consolidated assets of $597.7 million.
Competition
      Based on total asset size as of December 31, 2004, the Company is the largest independent community bank headquartered in Idaho. The Company competes with a number of international banking groups, out-of-state banking companies, state-wide banking organizations, several local community banks, savings banks, savings and loans, and credit unions throughout its market area. The Company’s principal market area is divided into three separate regions based upon population and the presence of banking offices. In the northern part of Idaho, the delineated communities are Boundary, Bonner and Kootenai Counties. These communities include the cities of Coeur d’Alene, Rathdrum, Post Falls, Ponderay, Priest River, Sandpoint and Bonners Ferry. Primary competitors in the northern region include US Bank, Wells Fargo, Key Bank and Bank of America, all large international or regional banks, and Idaho Independent Bank and Mountain West Bank, both community banks.
      In southwestern and south central Idaho and eastern Oregon, the Bank has delineated Washington, Payette, Canyon, Malheur, Twin Falls, Gooding and Jerome Counties, which include the cities of Caldwell, Nampa, Payette, Ontario, Weiser, Twin Falls, Gooding and Jerome. Primary competitors in the southern region include national or regional banks US Bank, Wells Fargo, Key Bank, Bank of America and Zions Bank, and community banks Farmers & Merchants State Bank, Idaho Independent Bank, DL Evans Bank and Farmers National Bank.
Services Provided

Lending Activities
      The Bank offers and encourages applications for a variety of secured and unsecured loans to help meet the needs of its communities, dependent upon the Bank’s financial condition and size, legal impediments, local economic conditions and consistency with safe and sound operating practices. While specific credit programs may vary from time to time, based on Bank policies and market conditions, the Bank makes every effort to encourage applications for the following credit services throughout its communities.
      Consumer Loans. The Bank offers a variety of consumer loans, including personal loans, motor vehicle loans, boat loans, recreational vehicle loans, home improvement loans, home equity loans, open-end credit lines, both secured and unsecured, and overdraft protection credit lines. The Bank’s terms and underwriting on these loans are consistent with what is offered by competing community banks and credit unions. Loans for the purchase of new autos typically range up to 72 months. Loans for the purchase of smaller RV’s, pleasure craft and used vehicles range up to 60 months. Loans for the purchase of larger RV’s and pleasure craft, mobile homes, and home equity loans range up to 120 months (180 months if credit factors and value warrant). Unsecured loans are usually limited to two years, except for credit lines, which may be open-ended but are generally reviewed by the Bank annually. The Bank does not currently use credit scoring in connection with any consumer loans. Relationship lending is emphasized, which, along with credit control practices, minimizes risk in this type of lending.
      Real Estate Loans. For consumers, the Bank offers first mortgage loans to purchase or refinance homes, home improvement loans and home equity loans and credit lines. Conforming 1st mortgage loans are offered with up to 30-year maturities, while typical maturities for 2nd mortgages (home improvement and home equity loans and lines) are as stated above under “Consumer Loans.” Lot acquisition and construction loans are also offered to consumers with typical terms up to 36 months (interest only loans are also available) and up to 12 months (with six months’ extension) respectively. Loans for purchase, construction, rehabilitation or repurchase of commercial and industrial properties are also available through the Bank, as are property development loans, with up to two-year terms typical for construction and development loans, and up to 10 years for term loans (generally with re-pricing after three or five years). Risk is mitigated by selling the conventional residential mortgage loans (currently 100% are sold) and underwriting 2nd mortgage products for potential sale. Commercial real estate loans are generally confined to owner-occupied properties (unless there is a strong relationship justifying otherwise). All commercial real estate loans are restricted to borrowers with proven track records and financial wherewithal. Project due diligence is conducted by the Bank, to ensure that there are adequate contingencies, collateral and/or government guaranties.
      Commercial Loans. The Bank offers a wide range of loans and open-end credit arrangements to businesses of small and moderate size, from small sole proprietorships to larger corporate entities, with purposes ranging from working capital and inventory acquisition to equipment purchases and business expansion. The Bank also participates in the Small Business Administration (“SBA”) and USDA financing programs. Operating loans or lines of credit typically carry annual maturities. Straight maturity notes are also available, in which the maturities match the anticipated receipt of specifically identified repayment sources. Term loans for purposes such as equipment purchases, expansion, term working capital, and other purposes generally carry terms that match the borrower’s cash flow capacity, typically with maturities of five years. Risk is controlled by applying sound, consistent underwriting guidelines, concentrating on relationship loans as opposed to transaction type loans, and establishing sound alternative repayment sources. Government guaranty programs are also utilized when appropriate.

      The Bank also offers loans for agricultural and ranching purposes. These include expansion loans, short-term working capital loans, equipment loans, cattle or livestock loans, and real estate loans on a limited basis. Terms are generally up to one year for operating loans or lines of credit and up to five years for term loans. Sound underwriting is applied, as with other business loans, by a staff of lending and credit personnel seasoned in this line of lending. Again, government guaranteed programs are utilized whenever appropriate and available. Agricultural real estate loans are considered for financially sound borrowers with strong financial and management histories.
      Municipal Financing. Operating and term loans are available to entities that qualify for the Bank to offer such financing on a tax-exempt basis. Operating loans are generally restricted by law to a duration of one fiscal year. Term loans, which under certain circumstances can extend beyond one year, typically range up to five years. Municipal financing is restricted to loans with sound purposes and with established tax basis or other revenue to adequately support repayment.

Deposit Services
      The Bank offers the full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, savings accounts, money market accounts and various types of certificates of deposit. The transaction accounts and certificates of deposit are tailored to the Bank’s primary market area at rates competitive with those offered in the area. All deposit accounts are insured by the FDIC to the maximum amount permitted by law.

Investment Services
      The Bank provides alternative investment services through third-party vendors, including annuities, securities, mutual funds and brokerage services to its customers. The Bank offers these products in a manner consistent with the principles of prudent and safe banking and in compliance with applicable laws, rules, regulations and regulatory guidelines. The Bank earns a fee for providing these services.

Other Services
      These services include automated teller machines (“ATMs”), ATM access cards, point-of-sale (“POS”) debit cards (VISA Check Cardtm), safe deposit boxes, merchant credit card services, travelers cheques, savings bonds, direct deposit, night deposit, cash management services, internet and phone banking services, VISA/ Mastercard and ACH origination services. The Bank is a member of the Star, Plus, Exchange, Interlink and Accell ATM networks.
Loan Portfolio
      The loan portfolio continues to be the largest component of earning assets. In 2004, the Company increased loans by 46%, resulting in a favorable increase in earnings for the Company. Residential loans contributed the highest percentage growth in 2004, increasing 60% over 2003. In November 2004, the Bank acquired Snake River Bancorp, Inc. and its subsidiary bank, Magic Valley Bank, which transaction contributed $65.5 million of net loans receivable at the acquisition date. This contribution represented approximately one half of the overall loan portfolio growth during the year.
      However, competition for loan business has been intense across most types of loans, with non-bank and traditional bank competitors willing to lend at lower rates than were offered by the Company last year. If loan yields continue to be driven down by this intense competition, the Company’s future earnings could be adversely affected. The Bank intends to continue to pursue quality loans using conservative underwriting and control practices, and to compete using relationship pricing techniques.
      In 2003, the total loan portfolio increased 47%, with real estate loans contributing the highest percentage growth, 59%, in the portfolio from 2002. In January 2003, the Bank acquired the $39.4 million net loan portfolio of the Ontario branch of Household Bank. At December 31, 2003, the Ontario branch had $35.4 million in net loans receivable, representing approximately 38% of the 2003 loan portfolio growth.
      The following tables contain information related to the Company’s loan portfolio for the five-year period ended December 31, 2004 (dollars in thousands).

	December 31,

	2004	2003	2002	2001	2000

Commercial loans	$304,783	$215,396	$144,872	$110,850	$71,642
Residential real estate loans	94,170	58,728	36,832	34,628	28,868
Consumer loans	24,245	16,552	13,854	12,417	12,616
Municipal loans	2,598	1,751	2,679	2,263	3,155

Total loans	425,796	292,427	198,237	160,158	116,281
Allowance for loan losses	(6,902)	(5,118)	(3,259)	(2,574)	(1,875)
Deferred loan fees, net of direct origination costs	(234)	(53)	(204)	(488)	(346)

Loans receivable, net	$418,660	$287,256	$194,774	$157,096	$114,060

Weighted average rate	6.81%	6.60%	6.94%	7.72%	9.79%

Classification of Loans
      The Bank is required under applicable law and regulations to review its loans on a regular basis and to classify them as “satisfactory,” “special mention,” “substandard,” “doubtful” or “loss.” A loan which possesses no apparent weakness or deficiency is designated “satisfactory.” A loan which possesses weaknesses or deficiencies deserving close attention is designated as “special mention.” A loan is generally classified as “substandard” if it possesses a well-defined weakness and the Bank will probably sustain some loss if the weaknesses or deficiencies are not corrected. A loan is classified as “doubtful” if a probable loss of principal and/or interest exists but the amount of the loss, if any, is subject to the outcome of future events which are undeterminable at the time of classification. If a loan is classified as “loss,” the Bank either establishes a specific valuation allowance equal to the amount classified as loss or charges off such amount.
      Non-accrual loans are those that have become delinquent for more than 90 days (unless well-secured and in the process of collection). Placement of loans on non-accrual status does not necessarily mean that the outstanding loan principal will not be collected, but rather that timely collection of principal and interest is in question. When a loan is placed on non-accrual status, interest accrued but not received is reversed. The amount of interest income which would have been recorded in fiscal 2004, 2003, 2002, 2001 and 2000 on non-accrual loans was approximately $55,000, $7,000, $104,000, $66,000 and $33,000, respectively. A non-accrual loan may be restored to accrual status when principal and interest payments are brought current or when brought to 90 days or less delinquent and continuing payment of principal and interest is expected.

      As of December 31, 2004, there were no identified credits, other than those represented in the following table, which were not in compliance with the stated terms of the credit or otherwise presented additional credit risk to the Company.
      Information with respect to non-performing loans is as follows (dollars in thousands):

	December 31,

	2004	2003	2002	2001	2000

Nonaccrual loans (approximately)	$1,218	$174	$609	$1,041	$370
Nonaccrual loans as a percentage of total loans	0.29%	0.06%	0.31%	0.66%	0.32%
Total allowance related to these loans	$413	$47	$249	$134	$55
Interest income recorded on these loans	$10	$3	$11	$85	$13

The Allowance for Loan Losses
      Allowance for loan losses is based upon management’s assessment of various factors including, but not limited to, current and future economic trends, historical loan losses, delinquencies, underlying collateral values, as well as current and potential risks identified in the loan portfolio. The allowance is evaluated on a monthly basis by management. It is calculated by applying specified allocation factors to the various portfolio totals segmented by risk grades. The specific allocation factor is reviewed and determined annually, based on a historical migration analysis of charge-offs relative to the various risk grade categories. An allocation is also included for unfunded commitments. Additionally, specific dollar amounts may be allocated to individual loans and/or portfolio segments identified by management as presenting extraordinarily higher risk.
Allocation of the Allowance for Loan Losses
and Non-Accrual Loans Detail

	December 31, 2004

	Percent of
	Loans to	Gross		Non-Accrual
	Total Loans	Loans	Allowance	Loans

	(Dollars in thousands)
Commercial loans	71.58%	$304,783	$4,844	$1,036
Residential real estate loans	22.11%	94,170	1,710	175
Consumer loans	5.70%	24,245	307	7
Municipal loans	0.61%	2,598	41	—

Totals	100.00%	$425,796	$6,902	$1,218

	December 31, 2003

	Percent of
	Loans to	Gross		Non-Accrual
	Total Loans	Loans	Allowance	Loans

Commercial loans	73.66%	$215,396	$3,804	$121
Residential real estate loans	20.08%	58,728	1,102	37
Consumer loans	5.66%	16,552	189	16
Municipal loans	0.60%	1,751	23	—

Totals	100.00%	$292,427	$5,118	$174

	December 31, 2002

	Percent of
	Loans to	Gross		Non-Accrual
	Total Loans	Loans	Allowance	Loans

Commercial loans	73.08%	$144,872	$2,572	$161
Residential real estate loans	18.58%	36,832	485	445
Consumer loans	6.99%	13,854	184	3
Municipal loans	1.35%	2,679	18	—

Totals	100.00%	$198,237	$3,259	$609

	December 31, 2001

	Percent of
	Loans to	Gross		Non-Accrual
	Total Loans	Loans	Allowance	Loans

Commercial loans	69.22%	$110,850	$1,804	$125
Residential real estate loans	21.62%	34,628	541	906
Consumer loans	7.75%	12,417	205	10
Municipal loans	1.41%	2,263	24	—

Totals	100.00%	$160,158	$2,574	$1,041

      The Bank did not maintain records reflecting allocation by loan type prior to 2001. The Bank’s allocation was determined in prior years by applying a factor to loan totals based on risk grade, plus any specifically determined amount for individual loans deemed to have greater risk tendency. The allocation factors ranged from 0.5% for cash equivalent secured loans (Risk Grade “1”) to 100% for loans with “doubtful” (Risk Grade “6”) repayment status.
      Other factors were 1% for Risk Grade “2” (Better than average net worth and repayment capacity), 1.65% for Risk Grade “3” (“Satisfactory”), 4% for Risk Grade “4” (“Special mention”), and 15% for Risk Grade “5” (“Substandard”). Allocation for individual loans with specific (dollar) identification was determined by management’s best estimate of probable loss, based on collateral liquidation value.
      During 2002, the Company modified its risk grades and the allocation factors. As of December 31, 2004, the allocation factors range from 0.5% for cash equivalent secured loans to 100% of “doubtful/loss” (Risk Grade “7”). Risk Grades 3-7 closely reflect the FDIC’s definitions for “Satisfactory,” “Special Mention,” “Substandard,” “Doubtful” and “Loss” respectively. At December 31, 2004, the Company had $10.4 million in the Special Mention and $3.8 million in the Substandard loan categories.
      Beginning in February 2002, the Bank began using an alternative methodology for calculating the Allowance for Loan Losses, along with its traditional method of allocating percentages based on risk grading. The alternative method was based more on the Bank’s portfolio and performance relative to a designated peer group. The Bank began establishing its allowance based on the greater of the two alternative calculations. At that time the traditional method had not undergone a validation analysis. In August 2002, a loan loss migration analysis was performed covering the prior 18 months of data. In July 2003, another 12 months of data was analyzed, providing the Bank with 30 months of supporting data for the validity of the traditional methodology. Therefore, in July 2003, the Bank eliminated the alternative methodology in favor of the previously utilized traditional methodology. Also considered in this decision was the fact that peer group data used in the alternative method appeared to provide some skewed data in attempting to arrive at comparable measurement. Management decided its own migration history was more representative of its performance relative to the makeup of its loan portfolio.

      The bank’s total allowance for loan losses was 1.62% and 1.75% of total loans at December 31, 2004 and December 31, 2003, respectively. The following table provides additional detail on the allowance.
Analysis of the Allowance for Loan Losses

	December 31,

	2004	2003	2002	2001	2000

	(Dollars in thousands)
Balance Beginning December 31	$(5,118)	$(3,259)	$(2,574)	$(1,875)	$(1,456)
Charge Offs
Commercial Loans	535	785	740	421	335
Residential Real Estate Loans	44	195	217	55	42
Consumer Loans	164	137	46	56	30
Municipal Loans	—	—	—	—	—

Total Charge-offs	743	1,117	1,003	532	407
Recoveries
Commercial Loans	(131)	(357)	(57)	(73)	(4)
Residential Real Estate Loans	(23)	(35)	(24)	(10)	(13)
Consumer Loans	(40)	(5)	—	(15)	(1)
Municipal Loans	—	—	—	—	—

Total Recoveries	(194)	(397)	(81)	(98)	(18)
Net charge offs	549	720	922	434	389
Provision for loan loss	(1,438)	(955)	(1,607)	(1,133)	(808)
Addition from acquisition	(1,108)	(1,624)	—	—	—
Sale of loans	213	—	—	—	—

Balance at end of period	$(6,902)	$(5,118)	$(3,259)	$(2,574)	$(1,875)
Ratio of net charge-offs to loans outstanding	0.13%	0.25%	0.47%	0.27%	0.33%
      In November 2004, the Bank acquired Snake River Bancorp, Inc and its subsidiary bank, Magic Valley Bank. Total loans of approximately $65.5 million were acquired which was net of a $1.1 million allowance for loan losses. The loan portfolio acquired from Magic Valley Bank is similar to the Bank’s existing loan portfolio. Therefore, the Bank’s current process for assessing the allowance for loan loss was applied to the Magic Valley Bank portfolio at December 31, 2004.
      In January 2003, the Company acquired the loan portfolio of the Ontario branch of Household FSB (“Ontario Branch Portfolio”). Total loans of approximately $39.4 million were acquired which was net of $1.6 million allowance for loan losses. Of the total $1.1 million in charge-offs during 2003, $0.2 million related to the Ontario Branch Portfolio.
      The allowance for loan losses related to the acquisition of the Ontario Branch Portfolio was initially determined by reviewing each loan (except the consumer loan and real estate contract portfolios), assigning a risk grade commensurate with the Bank’s prevailing grading system, and applying the allowance factor appropriate to the respective grade by the Bank. A representative percentage of the consumer loan portfolio was reviewed and the allowance for this portfolio was also computed based on grade assignment. For the real estate contract portfolio, all loans over $100,000 and all loans considered to have higher than moderate risk were reviewed. An allowance of the difference between the loan balance and 50% of the originally determined collateral value was established for these loans. This (specific identification) calculation was determined from an analysis of prior losses from the real estate contract portfolio. The allowance for the remainder of the real estate contract portfolio was calculated based on the respective risk grade allocation. The allowance for the total Ontario Branch Portfolio amounted to approximately 4%. Beginning in July 2003, the allowance for the real estate contract portfolio was modified to approximately 4% on all loans not carrying a specifically identified allowance. The balance of the Ontario Branch portfolio is allocated based on the respective risk grades of each loan. The balance of the Ontario Branch portfolio has decreased substantially as a result of loan sales totaling approximately $2.7 million during 2004 and large prepayments since the purchase of the portfolio in 2003. The Bank sold an additional $1.3 million in Ontario loans during the first quarter of 2005.
      The following table details loan repricing information for fixed and variable rate loans.
Maturity and Repricing for the Bank’s
Loan Portfolio at December 31, 2004

LOAN REPRICING	Fixed Rate	Variable Rate	Total Loans

	(Dollars in thousands)
0-90 days	$15,823	$139,326	$155,149
91-365 days	27,306	59,392	86,698
1 year-5 years	71,618	70,356	141,974
5 years or more	34,956	7,019	41,975

Total	$149,703	$276,093	$425,796

Loan Portfolio Concentrations
      The Bank continuously monitors concentrations of loan categories in regards to industries and loan types. Due to the makeup of the Bank’s marketplace, it expects to have significant concentrations in certain industries and with specific loan types. Concentration guidelines are established, and then approved by the Board of Directors at least annually, and are reviewed by management and the Board monthly. Detrimental circumstances affecting industries involved in loan concentrations are reviewed as to their impact as they occur, and appropriate action is determined regarding the loan portfolio and/or lending strategies and practices.
      As of December 31, 2004 the Bank’s loan portfolio was concentrated, by loan type, as follows:

Commercial	71.6%
Residential real estate	22.1%
Consumer	5.7%
Municipal	0.6%
      These concentrations are typical for the markets served by the Bank, and management believes are comparable with those of the Banks’ peer group (banks of similar size and operating in the same geographic areas).
      Management does not consider the overall commercial portfolio total to present a concentration risk, and feels that there is adequate diversification by type, industry, and geography to further mitigate risk. The agricultural portfolio, which is included in commercial loans, presents a somewhat greater risk, in that it represents a majority of the loans in the Bank’s southern Idaho region. At December 31, 2004, agricultural loans of $92.4 million represent approximately 22% of the total loan portfolio. The agricultural portfolio consists of loans secured by crops, real estate and livestock.
      To mitigate credit risk, specific underwriting is applied to retain only borrowers that have proven track records in the agricultural industry. In addition, the Bank has hired senior lenders with significant experience in agricultural lending to administer these loans. Further mitigation is provided through frequent collateral inspections, adherence to farm operating budgets, and annual or more frequent review of financial performance.

      The real estate loan portfolio appears to pose the greatest overall risk of “loan-type” concentration. However, experienced lenders and consistently applied underwriting standards help to mitigate credit risk. Although real estate values tend to fluctuate somewhat with economic conditions, over time real estate collateral is generally considered one of the safest forms of collateral in regards to maintaining value.
      The Bank loans to contractors and developers, and is also active in custom construction lending. The Bank has established concentration limits to include residential construction loans maturing in 18 months or less and commercial construction and development loans maturing in 36 months or less not to exceed 20% of the total loan portfolio, commercial real estate loans not to exceed 25% and other real estate (agricultural and land) loans not to exceed 25% of the total loan portfolio. In addition, total real estate loans with maturities exceeding 2 years are limited to 350% of the Bank’s capital, surplus and capital notes. Residential construction loans at December 31, 2004 represented 7.92% of the Bank’s total loan portfolio, commercial construction and development loans 2.06%, commercial real estate loans 21.6%, and other real estate loans 3.0%. Total real estate loans with maturities exceeding 2 years represented 208.4% of the Bank’s capital, surplus and capital notes.
      A notable concentration is currently present in the real estate contract secured portfolio as a result of the Bank’s purchase of assets from Household Bank in January 2003. These contracts represented approximately 13.7% of the residential loan portfolio at December 31, 2004, compared to 33.1% of the residential loan portfolio at December 31, 2003. The nature of the portfolio presents a higher than average credit risk for the Bank. As a result, the Bank has maintained a greater loan loss allowance for this component of the loan portfolio, with a higher initial allocation plus a specific amount for those contracts identified as being “impaired”. During 2004, the Bank sold approximately $2.7 million of these real estate contract loans. During the first quarter of 2005, the Bank sold an additional $1.3 million of these loans.
      In addition to the higher loan loss allowance for the contract segment of the real estate loan portfolio, the methodology of determining the Bank’s overall allowance provides for specific allocation for individual loans or components of the loan portfolio. This could include any segment. However, all components deemed to represent significant concentrations are especially scrutinized for credit quality and appropriate allowance. Allocations are reviewed and determined by senior management monthly and reported to the Board of Directors.
Investments
      The investment portfolio is the second largest earning asset category and is comprised mostly of securities categorized as available-for-sale. These securities are recorded at market value. Unrealized gains and losses that are considered temporary are recorded as a component of accumulated other comprehensive income or loss.
      The carrying value of the available-for-sale securities portfolio grew 34.1% to $102.8 million at December 31, 2004 from $76.6 million at December 31, 2003. The carrying value of the held-to-maturity securities portfolio increased 62.1% to $5.4 million from $3.3 million at December 31, 2003. The Company continues to invest most of its excess funds in the available-for-sale portfolio to provide more flexibility in managing the investment portfolio assets. As in 2003, the Company invested more in U.S. agency debentures in 2004, rather than direct U.S. government notes and bonds due to the more favorable yields of these agencies. Mortgage-backed securities also grew in 2004. These investments have allowed the Bank to maintain a shorter duration in the total investment portfolio to limit extension risk and position the Bank for a rising interest rate market. The municipal bond portfolio also saw a substantial increase during 2004 due to bonds acquired in the Snake River Bancorp/ Magic Valley Bank merger and a greater supply of attractive Idaho municipal bond issues. The average duration of the available-for-sale and the held-to-maturity portfolios was approximately 2.8 years and 1.7 years, respectively on December 31, 2004, compared to 1.7 years and 3.2 years, respectively on December 31, 2003.

      The following table displays investment securities balances and repricing information for the total portfolio:
Investment Portfolio Detail
As of December 31,

		Percent		Percent
	2004	Change	2003	Change	2002
Carrying value as of December 31,	Amount	Prev. Yr.	Amount	Prev. Yr.	Amount

	(Dollars in thousands)
U.S. treasury securities and obligations of government agencies	$60,290	63.08%	$36,969	4.44%	$35,397
Mortgage-backed securities	40,156	17.99%	34,032	165.42%	12,822
Corporate Bonds	2,000	(64.29)%	5,601	56.67%	3,575
State and municipal bonds	5,721	71.49%	3,336	12.63%	2,962

Total	$108,167	35.31%	$79,938	45.99%	$54,756

Available for Sale	102,758	34.15%	76,602	47.90%	51,794
Held to Maturity	5,409	62.14%	3,336	12.63%	2,962

Total	$108,167	35.31%	$79,938	45.99%	$54,756

Investments held as of December 31, 2004
Mature as follows:

			One to		Five to		Over
	One Year		Five Years		Ten Years		Ten Years		Total

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

	(Dollars in thousands)
U.S. treasury securities and obligations of government agencies	$6,810	3.91%	$46,569	3.29%	$6,911	3.21%	$—	—%	$60,290	3.35%
Corporate bonds	288	6.94%	1,712	4.53%	—	—%	—	—%	2,000	4.88%
Mortgage-backed securities	49	5.18%	15,715	3.24%	14,473	3.64%	9,919	3.56%	40,156	3.46%
State and municipal bonds (tax — equivalent)	427	3.04%	3,670	3.20%	472	3.76%	1,152	—%	5,721	3.34%

Total	$7,574	3.98%	$67,666	3.30%	$21,856	3.51%	$11,071	3.57%	$108,167	3.42%

Deposits
      Deposits represent approximately 91% of the Bank’s liabilities at December 31, 2004. The Bank gathers its deposit base from a combination of small business and retail sources. The retail base continues to grow with new and improved product offerings. However, management recognizes that customer service, not a vast retail branch network, is going to be the key to the Bank’s customer growth. In 2004 the Bank experienced some changes in the typical sources of deposit growth as well as increased competition for depositors. Total deposits grew 45.3% in 2004 with non-interest bearing balancing 43.4% and interest-bearing deposits growing 45.8% over 2003 balances. NOW and money market accounts (personal, business and public) grew 50% to $171.5 million at December 31, 2004 from $114.3 million at December 31, 2003. The certificates of deposit portion of that total grew by 46.5%. As part of the Magic Valley Bank acquisition, the Bank acquired approximately $69.6 million of deposits.
      Strong loan demand and the rise in short-term interest rates during the second half of 2004 is placing additional pressure on banks to raise rates paid on deposits and to grow deposit balances. The Bank has responded by remaining competitive in the traditional deposit products as well as offering repurchase agreements and a commercial sweep product to business customers.

      The following table details repricing information for the Bank’s time deposits with minimum balance of $100,000 at December 31, 2004 (in thousands):

Maturities
Less than three months	$15,102
Three to six months	13,556
Six to twelve months	17,277
Over twelve months	30,930

$76,865

Borrowings
      As part of the Company’s funds management and liquidity plan, the Bank has arranged to have short-term and long-term borrowing facilities available. The short-term and overnight facilities are federal funds purchasing lines as reciprocal arrangements to the federal funds selling agreements in place with various correspondent banks. At December 31, 2004 there were no short-term borrowing balances outstanding and the Bank had unsecured credit lines of $10.0 million available. For long and short-term funding needs, the Bank has credit available from the Federal Home Loan Bank of Seattle (FHLB), limited to a percentage of its total regulatory assets subject to collateralization requirements and a blanket pledge agreement. At December 31, 2004, the Bank had outstanding notes with the FHLB of $5.0 million and the ability to borrow an additional $14.7 million.
      Securities sold under agreements to repurchase, which are classified as other secured borrowings generally are short-term agreements. These agreements are treated as financing transactions and the obligations to repurchase securities sold are reflected as a liability in the consolidated financial statements. The dollar amount of securities underlying the agreements remains in the applicable asset account. These agreements had a weighted average interest rate of 1.75%, 0.58% and 2.05% at December 31, 2004, 2003 and 2002, respectively. The average balances of securities sold subject to repurchase agreements were $14.6 million, $13.4 million and $13.2 million during the years ended December 31, 2004, 2003 and 2002 respectively. The maximum amount outstanding at any month end during these same periods was $24.5 million, $17.2 million and $16.0 million, respectively. The weighted average interest rates during 2004, 2003 and 2002 were 1.09%, 1.24% and 2.09%, respectively. All repurchase agreements mature on a daily basis. At December 31, 2004, 2003 and 2002, the Company pledged as collateral, certain bonds and mortgaged-backed securities with aggregate amortized costs of $20.3 million, $17.8 million and $15.5 million, respectively. These investments and mortgage-backed securities had market values of $20.2 million, $18.3 million and $16.5 million at December 31, 2004, 2003 and 2002, respectively.
      In January 2003 the Company issued $8.0 million of Trust Preferred securities through its newly formed subsidiary, Intermountain Statutory Trust I. Approximately $7.0 million was subsequently transferred to the capital account of Panhandle State Bank for capitalizing the Ontario branch acquisition. The debt associated with these securities bears interest at 6.75% with interest payable quarterly. The debt is callable by the Company in March 2008 and matures in March 2033.
      In March 2004, the Company issued $8.0 million of additional Trust Preferred securities through a second subsidiary, Intermountain Statutory Trust II. This debt is callable by the Company in April 2009, bears interest on a variable basis tied to the 90-day LIBOR index plus 2.8%, and matures in April 2034. The rate at December 31, 2004 was 4.87%. Funds received from this borrowing were used to support planned expansion activities during 2004.
Employees
      The Bank currently employees 270 full-time equivalent employees. None of the employees are represented by a collective bargaining unit. The Company believes it has good relations with its employees.

Supervision and Regulation

General
      The Company is extensively regulated under federal and state laws. These laws and regulations are primarily intended to protect depositors, not shareholders. The discussion below describes and summarizes certain statutes and regulations. These descriptions and summaries are qualified in their entirety by reference to the particular statute or regulation. Changes in applicable laws or regulations may have a material effect on our business and prospects. Our operations may also be affected by changes in the policies of banking and other government regulators. We cannot accurately predict the nature or extent of the possible future effects on our business and earnings of changes in fiscal or monetary policies, or new federal or state laws and regulations.

Federal Bank Holding Company Regulation
      General. The Company is a bank holding company as defined in the Bank Holding Company Act of 1956, as amended, and is therefore subject to regulation, supervision and examination by the Federal Reserve. In general, the Bank Holding Company Act limits the business of bank holding companies to owning or controlling banks and engaging in other activities closely related to banking. The Company must file reports with the Federal Reserve and must provide it with such additional information as it may require.
      Holding Company Bank Ownership. The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares, (ii) acquiring all or substantially all of the assets of another bank or bank holding company, or (iii) merging or consolidating with another bank holding company.
      Holding Company Control of Nonbanks. With some exceptions, the Bank Holding Company Act also prohibits a bank holding company from acquiring or retaining direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by Federal Reserve regulation or order, have been identified as activities closely related to the business of banking or of managing or controlling banks.
      Transactions with Affiliates. Subsidiary banks of a bank holding company are subject to restrictions imposed by the Federal Reserve Act on extensions of credit to the holding company or its subsidiaries, on investments in their securities and on the use of their securities as collateral for loans to any borrower. These regulations and restrictions may limit the Company’s ability to obtain funds from the Bank for its cash needs, including funds for payment of dividends, interest and operational expenses.
      Tying Arrangements. We are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, neither the Company nor its subsidiaries may condition an extension of credit to a customer on either (i) a requirement that the customer obtain additional services provided by us or (ii) an agreement by the customer to refrain from obtaining other services from a competitor.
      Support of Subsidiary Banks. Under Federal Reserve policy, the Company is expected to act as a source of financial and managerial strength to the Bank. This means that the Company is required to commit, as necessary, resources to support the Bank. Any capital loans a bank holding company makes to its subsidiary banks are subordinate to deposits and to certain other indebtedness of those subsidiary banks.
      State Law Restrictions. As an Idaho corporation, the Company is subject to certain limitations and restrictions under applicable Idaho corporate law. For example, state law restrictions in Idaho include limitations and restrictions relating to indemnification of directors, distributions to shareholders, transactions involving directors, officers or interested shareholders, maintenance of books, records, and minutes, and observance of certain corporate formalities.

Federal and State Regulation of the Bank
      General. The Bank is an Idaho commercial bank operating in Idaho, with one branch in Oregon, and its deposits are insured by the FDIC. As a result, the Bank is subject to supervision and regulation by the Idaho Department of Finance, the FDIC, and with respect to the Ontario branch, the State of Oregon Division of Finance and Corporate Securities. Once the Bank opens its office in Spokane Valley, Washington, it will be subject to supervision and regulation by the Washington Department of Financial Institutions. These agencies have the authority to prohibit banks from engaging in what they believe constitute unsafe or unsound banking practices.
      Community Reinvestment. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their jurisdiction, the Federal Reserve or the FDIC evaluate the record of the financial institution in meeting the credit needs of its local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of the institution. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility.
      Insider Credit Transactions. Banks are also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders or any related interests of such persons. Extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral as, and follow credit underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions with persons not covered above and who are not employees, and (ii) must not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to insiders. A violation of these restrictions may result in the assessment of substantial civil monetary penalties, the imposition of a cease and desist order, and other regulatory sanctions.
      Regulation of Management. Federal law (i) sets forth circumstances under which officers or directors of a bank may be removed by the institution’s federal supervisory agency; (ii) places restraints on lending by a bank to its executive officers, directors, principal shareholders, and their related interests; and (iii) prohibits management personnel of a bank from serving as a director or in other management positions of another financial institution whose assets exceed a specified amount or which has an office within a specified geographic area.
      Safety and Soundness Standards. Federal law imposes upon banks certain non-capital safety and soundness standards. These standards cover internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation. An institution that fails to meet these standards must develop a plan acceptable to its regulators, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. As a result of Bank asset growth during 2004, the Bank will be subject to certain provisions of the FDICIA (Federal Deposit Insurance Corporation Improvement Act of 1991) that will require the Bank’s management to assess and maintain its own internal control activities to ensure that the Bank maintains a safe and sound financial institution.
      The Fair and Accurate Credit Transactions Act. The Fair and Accurate Credit Transactions Act (“FACT”) was signed into law on December 4, 2003. This law extends the previously existing Fair Credit Reporting Act. New provisions added by FACT address the growing problem of identity theft. Consumers will be able to initiate a fraud alert when they are victims of identity theft, and credit reporting agencies will have additional duties. Consumers will also be entitled to obtain free credit reports, and will be granted certain additional privacy rights.

      Regulators will be issuing rules to implement FACT over the next year, and some of these rules will likely impose additional duties on the Bank, although the Company does not believe that the application of these new rules will have a material effect on its operations.
      Check 21 Act. Effective October 28, 2004, the Board of Governors of the Federal Reserve System (“Board”) adopted final amendments to Regulation CC and its commentary to implement the Check Clearing for the 21st Century Act (“Check 21 Act”). To facilitate check truncation and electronic check exchange, the Check 21 Act authorized a new negotiable instrument called a “substitute check” and provides that a properly prepared substitute check is the legal equivalent of the original check that can be processed just like the original check. The Check 21 Act does not require any bank to create substitute checks or to accept checks electronically.

Interstate Banking And Branching
      The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Interstate Act”) permits nationwide interstate banking and branching under certain circumstances. This legislation generally authorizes interstate branching and relaxes federal law restrictions on interstate banking. Currently, bank holding companies may purchase banks in any state, and states may not prohibit these purchases. Additionally, banks are permitted to merge with banks in other states, as long as the home state of neither merging bank has opted out under the legislation. The Interstate Act requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area.
      FDIC regulations prohibit banks from using their interstate branches primarily for deposit production. The FDIC has implemented a loan-to-deposit ratio screen to ensure compliance with this prohibition.
      Both Idaho and Oregon enacted “opting in” legislation in accordance with the Interstate Act provisions allowing banks to engage in interstate merger transactions, subject to certain “aging” requirements. Both states also restrict an out-of-state bank from opening de novo branches. However, once an out-of-state bank has acquired a bank within either state, either through merger or acquisition of all or substantially all of the bank’s assets, the out-of-state bank may open additional branches within the state.

Deposit Insurance
      The Bank’s deposits are currently insured to a maximum of $100,000 per depositor through the Bank Insurance Fund administered by the FDIC. The Bank is required to pay deposit insurance premiums, which are assessed semiannually and paid quarterly. The premium amount is based upon a risk classification system established by the FDIC. Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or a higher degree of supervisory concern.
      The FDIC is also empowered to make special assessments on insured depository institutions in amounts determined by the FDIC to be necessary to give it adequate assessment income to repay amounts borrowed from the U.S. Treasury and other sources or for any other purpose the FDIC deems necessary.

Dividends
      The principal source of the Company’s cash reserves is dividends received from the Bank. The payment of dividends is subject to government regulation, in that regulatory authorities may prohibit banks and bank holding companies from paying dividends in a manner that would constitute an unsafe or unsound banking practice. In addition, a bank may not pay cash dividends if doing so would reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. State laws also limit a bank’s ability to pay dividends.
      The Company currently intends to retain any earnings to help fund the growth of the Bank, and does not anticipate paying any cash dividends in the near future. The Company cannot predict when such cash dividends, if any, will ever be made. The payment of dividends, if any, will at all times be subject to the ability of the Bank to pay dividends to the Company as discussed above.

Capital Adequacy
      Regulatory Capital Guidelines. Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks. The guidelines are “risk-based,” meaning that they are designed to make capital requirements more sensitive to differences in risk profiles among banks and bank holding companies.
      Tier I and Tier II Capital. Under the guidelines, an institution’s capital is divided into two broad categories, Tier I capital and Tier II capital. Tier I capital generally consists of common shareholders’ equity, surplus and undivided profits. Tier II capital generally consists of the allowance for loan losses, hybrid capital instruments, and subordinated debt. The sum of Tier I capital and Tier II capital represents an institution’s total capital. The guidelines require that at least 50% of an institution’s total capital consist of Tier I capital. Subject to certain restrictions, trust preferred securities may qualify as either Tier I or Tier II capital.
      Risk-based Capital Ratios. The adequacy of an institution’s capital is gauged primarily with reference to the institution’s risk-weighted assets. The guidelines assign risk weightings to an institution’s assets in an effort to quantify the relative risk of each asset and to determine the minimum capital required to support that risk. An institution’s risk-weighted assets are then compared with its Tier I capital and total capital to arrive at a Tier I risk-based ratio and a total risk-based ratio, respectively. The guidelines provide that an institution must have a minimum total risk-based ratio of 8% and a minimum Tier I risk-based ratio of 4%. To be categorized as well capitalized, an institution must maintain minimum total risk-based and Tier I risk-based ratios of 10% and 6%, respectively.
      Leverage Ratio. The guidelines also employ a leverage ratio, which is Tier I capital as a percentage of total assets, less intangibles. The principal objective of the leverage ratio is to constrain the maximum degree to which a bank holding company may leverage its equity capital base. The minimum leverage ratio is 3%; however, for all but the most highly rated bank holding companies and for bank holding companies seeking to expand, regulators expect an additional cushion of at least 1% to 2%. The well capitalized minimum Tier 1 leverage ratio is 5%.
      Prompt Corrective Action. Under the guidelines, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier I risk-based capital ratio, and leverage ratio, together with certain subjective factors. The categories range from “well capitalized” to “critically undercapitalized.” Institutions that are “undercapitalized” or lower are subject to certain mandatory supervisory corrective actions.

Corporate Governance and Accounting Legislation
      Sarbanes-Oxley Act of 2002. On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 (the “Act”) to address corporate and accounting fraud. The Act establishes a new accounting oversight board that will enforce auditing standards and restricts the scope of services that accounting firms may provide to their public company audit clients. Among other things, it also (i) requires chief executive officers and chief financial officers to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission (the “SEC”); (ii) imposes new disclosure requirements regarding internal controls, off-balance-sheet transactions, and pro forma (non-GAAP) disclosures; (iii) accelerates the time frame for reporting of insider transactions and periodic disclosures by public companies; and (iv) requires companies to disclose whether or not they have adopted a code of ethics for senior financial officers and whether the audit committee includes at least one “audit committee financial expert.”
      The Act also requires the SEC, based on certain enumerated factors, to regularly and systematically review corporate filings. To deter wrongdoing, the Act: (i) subjects bonuses issued to top executives to disgorgement if a restatement of a company’s financial statements was due to corporate misconduct; (ii) prohibits an officer or director misleading or coercing an auditor; (iii) prohibits insider trades during pension fund “blackout periods”; (iv) imposes new criminal penalties for fraud and other wrongful acts;

and (v) extends the period during which certain securities fraud lawsuits can be brought against a company or its officers.
      As a publicly reporting company, we are subject to the requirements of the Act and related rules and regulations. We anticipate that we will incur additional expense as a result of the Act, which may have a material impact on our business. The magnitude of the impact is uncertain at this time, because estimates of the costs associated with general compliance vary widely.

Anti-terrorism Legislation
      USA Patriot Act of 2001. On October 26, 2001, President Bush signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (“USA Patriot Act”) of 2001. Among other things, the USA Patriot Act (1) prohibits banks from providing correspondent accounts directly to foreign shell banks; (2) imposes due diligence requirements on banks opening or holding accounts for foreign financial institutions or wealthy foreign individuals (3) requires financial institutions to establish an anti-money-laundering compliance program, and (4) eliminates civil liability for persons who file suspicious activity reports. The Act also increases governmental powers to investigate terrorism, including expanded government access to account records. The Department of the Treasury is empowered to administer and make rules to implement the Act. While we believe the USA Patriot Act may, to some degree, affect our record keeping and reporting expenses, we do not believe that the Act will have a material adverse effect on our business and operations.

Financial Services Modernization
      Gramm-Leach-Bliley Act of 1999. The Financial Services Modernization Act of 1999, also known as the Gramm-Leach-Bliley Act, brought about significant changes to the laws affecting banks and bank holding companies. Generally, the Act (i) repealed the historical restrictions on preventing banks from affiliating with securities firms, (ii) provided a uniform framework for the activities of banks, savings institutions and their holding companies, (iii) broadened the activities that may be conducted by national banks and banking subsidiaries of bank holding companies, (iv) provided an enhanced framework for protecting the privacy of consumer information and (v) addressed a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.
      Bank holding companies that qualify and elect to become financial holding companies can engage in a wider variety of financial activities than permitted under previous law, particularly with respect to insurance and securities underwriting activities. In addition, in a change from previous law, bank holding companies will be in a position to be owned, controlled or acquired by any company engaged in financially related activities, so long as the company meets certain regulatory requirements. The act also permits national banks (and, in states with wildcard statutes, certain state banks), either directly or through operating subsidiaries, to engage in certain non-banking financial activities.
      We do not believe that the act will negatively affect our operations in the short term. However, to the extent the legislation permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This consolidation could result in a growing number of larger financial institutions that offer a wider variety of financial services than we currently offer, and these companies may be able to aggressively compete in the markets we currently serve.

Effects Of Government Monetary Policy
      Our earnings and growth are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government, particularly the Federal Reserve. The Federal Reserve can and does implement national monetary policy for such purposes as curbing inflation and combating recession, but its open market operations in U.S. government securities, control of the discount rate applicable to borrowings from the Federal Reserve, and establishment of reserve requirements against certain deposits, influence the growth of bank loans, investments and deposits, and also affect interest rates charged on loans or paid on deposits. The nature and impact of future changes in monetary policies and their impact on us cannot be predicted with certainty.

Effect of Environmental Regulation
      The Company’s primary exposure to environmental risk is through its lending activities. In cases when management believes environmental risk potentially exists, the bank mitigates its environmental risk exposures by requiring environmental site assessments at the time of loan origination to confirm collateral quality as to commercial real estate parcels posing higher than normal potential for environmental impact, as determined by reference to present and past uses of the subject property and adjacent sites. Environmental assessments are typically required prior to any foreclosure activity involving non-residential real estate collateral. With regard to residential real estate lending, management reviews those loans with inherent environmental risk on an individual basis and makes decisions based on the dollar amount of the loan and the materiality of the specific credit.
      We anticipate no material effect on capital expenditures, earnings or competitive position as a result of compliance with federal, state or local environmental protection laws or regulations.
Where you can find more information
      The periodic reports Intermountain files with the SEC are available on Intermountain’s website at http:// Intermountainbank.com after the reports are filed with the SEC. The SEC maintains a website located at http://sec.gov that also contains this information. The Company will provide you with copies of these reports, without charge, upon request made to:
Investor Relations
Intermountain Community Bancorp
231 N Third Avenue
Sandpoint, Idaho 83864
(208) 263-0505

Item 2.	PROPERTIES
      At December 31, 2004, the Company currently operates 15 branch offices, including the main office located in Sandpoint, Idaho. The following is a description of the branch and administrative offices.

				Occupancy
				Status
City and County	Address	Sq. Feet	Date Opened or Acquired	(Own/Lease)

Panhandle State Bank Branches
IDAHO
(Kootenai County)
Coeur d’Alene (1)	1000 Northwest Blvd. Coeur d’Alene, ID 83814	3,228	May 2001	lease
Rathdrum	6878 Hwy 53 Rathdrum, ID 83858	3,410	March 2001	own
Post Falls	3235 E. Mullan Avenue Post Falls, ID 83854	3,752	March 2003	own

				Occupancy
				Status
City and County	Address	Sq. Feet	Date Opened or Acquired	(Own/Lease)

(Bonner County)
Ponderay	300 Kootenai Cut-Off Road Ponderay, ID 83852	3,400	October 1996	own
Priest River	301 E. Albeni Road Priest River, ID 83856	3,500	December 1996	own
Sandpoint	231 N. Third Street Sandpoint, ID 83864	10,000	May 1981	own
(Boundary County)
Bonners Ferry	6750 Main Street Bonners Ferry, ID 83805	3,400	September 1993	own
Intermountain Community Bank Branches
(Canyon County)
Caldwell	418 South 9th Avenue Caldwell, ID 83605	6,480	March 2002	own
Nampa	521 12th Avenue South Nampa, ID 83651	5,000	July 2001	own
(Payette County)
Payette Branch	175 North 16th Street Payette, ID 83661	5,000	September 1999	own
(Washington County)
Weiser Branch	440 E Main Street Weiser, ID 83672	3,500	June 2000	own
Magic Valley Bank Branches
(Twin Falls County)
Twin Falls Branch	113 Main Ave W Twin Falls, ID 83301	10,798	November 2004	lease
(Jerome County)
Jerome Branch	2680 S. Lincoln Jerome, ID 83338	480	November 2004	lease
(Gooding County)
Gooding Branch	746 Main St Gooding, ID 83330	3,200	November 2004	own
OREGON
(Malheur County)
Ontario Branch	98 South Oregon Street Ontario, OR 97914	10,272	January 2003	lease

				Occupancy
				Status
City and County	Address	Sq. Feet	Date Opened or Acquired	(Own/Lease)

ADMINISTRATIVE
(Bonner County)
Sandpoint Data Center	218 Main Street Sandpoint, ID 83864	1,900	March 1999	lease
Sandpoint Management Services	110 Main Street Sandpoint, ID 83864	3,280	June 2002	lease
(Kootenai County)
Coeur d’Alene Credit Services(1)	1000 Northwest Blvd. Coeur d’Alene, ID 83814	1,580	October 2001	lease
Coeur d’Alene Management Services(1)	1038 Northwest Blvd. Coeur d’Alene, ID 83814	2,142	March 2003	lease
Coeur d’Alene Administrative Services(1)	610 W. Hubbard Coeur d’Alene, ID 83814	1,618	August 2004	lease
Future Coeur d’Alene Branch and Administrative Services	Neider Avenue Coeur d’Alene, ID 83814	23,100	May 2005 (estimated)	land lease own building

(1)	These facilities will be vacated in May 2005 as all operations are consolidated into the new Coeur d’Alene building

Item 3.	LEGAL PROCEEDINGS
      The Company and the Bank are parties to various claims, legal actions and complaints in the ordinary course of their businesses. In the Company’s opinion, all such matters are adequately covered by insurance, are without merit or are of such kind, or involve such amounts, that unfavorable disposition would not have a material adverse effect on the consolidated financial position, cash flows or results of operations of the Company.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      There were no matters submitted to security holders for a vote during the fourth quarter of 2004.
PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Price and Dividend Information
      Bid and ask prices for the Company’s Common Stock are quoted in the Pink Sheets and on the OTC Bulletin Board under the symbol “IMCB.OB” As of March 9, 2005, there were 8 Pink Sheet/

Bulletin Board Market Makers. The range of high and low bid prices for the Company’s Common Stock for each quarter during the two most recent fiscal years is as follows:
Quarterly Common Stock Price Ranges(1)

	2004		2003

Quarter	High	Low	High	Low

1st	$16.00	$13.17	$7.30	$6.67
2nd	17.00	15.70	8.18	7.06
3rd	17.33	14.17	10.50	8.69
4th	18.33	15.00	13.00	9.83

(1)	This table reflects the range of high and low bid prices for the Company’s Common Stock during the indicated periods. Prices have been retroactively adjusted to reflect a 3-for-2 stock split that was effective March 10, 2005. The quotations merely reflect the prices at which transactions were proposed, and do not necessarily represent actual transactions. Prices do not include retail markup, markdown or commissions.
      The approximate number of record holders of the Company’s common stock as of March 10, 2005 was 639, representing 3,826,185 shares outstanding.
      The Company historically has not paid cash dividends, nor does it expect to pay cash dividends in the near future.
      There have been no securities of the Company sold within the last three years that were not registered under the Securities Act of 1933, as amended. The Company did not make any stock repurchases during the fourth quarter of 2004.
Equity Compensation Plan Information
      We currently maintain three compensation plans that provide for the issuance of Intermountain’s common stock to officers and other employees, directors and consultants. These consist of the 1988 Employee Stock Option Plan, the 1999 Employee Stock Plan, and the 1999 Director Stock Option Plan, each of which have been approved by the Company’s shareholders. The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of December 31, 2004:

Number of shares
	Number of shares		remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of	exercise price of	equity compensation
	outstanding options,	outstanding options,	plans (excluding
	warrants and rights	warrants and rights	shares reflected in
Plan Category	(a)(1)	(b)	column (a)) (c)(1)

Equity compensation plans approved by shareholders	535,718	$8.85	154,935
Equity compensation plans not approved by shareholders	—	—	—

Total	535,718	$8.85	154,935

(1)	Includes shares to be issued upon exercise of options under plans of Snake River Bancorp, Inc., which were converted to Intermountain options as a result of its acquisition by Intermountain. Shares have not been adjusted for the 3-for-2 stock split, effective March 10, 2005.
      During 2004 Intermountain purchased and subsequently retired 2,093 shares of common stock.

Item 6.	SELECTED FINANCIAL DATA
      The following selected financial data (in thousands except per share data) of the Company is derived from the Company’s historical audited consolidated financial statements and related footnotes. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related footnotes contained elsewhere in this Form 10-K.

	For the Year Ended December 31,

	2004(1)	2003(1)	2002	2001	2000
STATEMENTS OF INCOME DATA
Total interest income	$27,314	$22,533	$16,787	$16,313	$14,709
Total interest expense	(5,712)	(4,970)	(3,919)	(6,123)	(5,716)

Net interest income	21,602	17,563	12,868	10,190	8,993
Provision for loan losses	(1,438)	(955)	(1,607)	(1,134)	(808)

Net interest income after provision losses on loans	20,164	16,608	11,261	9,056	8,185
Total other income	7,197	5,985	4,232	2,628	1,605
Total other expense	(20,843)	(17,026)	(11,589)	(8,760)	(6,378)

Income before income taxes	6,518	5,567	3,904	2,924	3,412
Income taxes	(2,172)	(1,906)	(1,314)	(960)	(1,108)

Net income	$4,346	$3,661	$2,590	$1,964	$2,304

Net income per share(2)
Basic	$0.88	$0.77	$0.55	$0.43	$0.50
Diluted	$0.80	$0.72	$0.53	$0.42	$0.48

Weighted average common shares outstanding(2)
Basic	4,951	4,735	4,669	4,584	4,611
Diluted	5,458	5,086	4,886	4,732	4,765
Cash dividends per share	—	—	—	—	—

	December 31,

	2004(1)	2003(1)	2002	2001	2000
BALANCE SHEET DATA
Total assets	$597,680	$409,760	$287,413	$236,756	$195,861
Net loans	418,660	287,256	194,774	157,096	114,060
Deposits	500,923	344,866	243,583	192,542	176,172
Securities sold subject to repurchase agreements	20,901	17,156	15,970	13,081	1,757
Advances from Federal Home Loan Bank	5,000	5,000	—	—	—
Other borrowings	16,527	8,279	—	—	—
Shareholders’ equity	44,564	27,078	23,916	21,100	18,109

(1)	Comparability is affected by the acquisition of Snake River Bancorp in November 2004 and a branch in 2003.

(2)	Earnings per share and weighted average shares outstanding have been adjusted retroactively for the effect of stock splits and dividends, including the 3-for-2 stock split effective March 10, 2005.

	Years Ended December 31,

KEY FINANCIAL RATIOS	2004	2003	2002

Return on Average Assets	0.91%	0.99%	1.01%
Return on Average Equity	13.71%	14.24%	11.52%
Average Equity to Average Assets	6.64%	6.80%	8.80%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      The following discussion is intended to provide a more comprehensive review of the Company’s operating results and financial condition than can be obtained from reading the Consolidated Financial Statements alone. The discussion should be read in conjunction with the audited consolidated financial statements and the notes thereto included as part of this Form 10-K.
Overview
      The Company operates a multi-branch banking system and is executing plans for the formation and acquisition of banks and bank branches that can operate under a decentralized community bank structure. Based on opportunities available in the future, the Company plans expansion in markets that are contiguous, within 100 miles of its existing branches, in Idaho, Oregon, Washington and Montana. The Company is pursuing an aggressive balance of asset and earnings growth by focusing on increasing its market share in its present locations, building new branches and merging and/or acquiring community banks.
      The Company is making significant investments in human resources and technology to support its growth initiatives. Asset growth is expected to keep pace or exceed earnings growth over the next several years while the Company pursues its market share goals. Further, the Company continues to leverage its capital with two trust preferred debentures totaling approximately $16.5 million, obtained in anticipation of expansion into new markets.
      Management and the Board of Directors remain committed to building a decentralized community banking strategy and further increasing the level of service we provide our customers and our communities. Our strategic plan calls for a balanced yet aggressive set of asset growth and shareholder return goals. We expect to achieve these goals by employing experienced, knowledgeable and dedicated people and supporting them with strong technology.
      In line with these goals, the Company has made two key acquisitions in the last two years. In November 2004, Snake River Bancorp, Inc. was merged with and into Intermountain, with Intermountain being the surviving corporation in the merger. Snake River’s wholly owned subsidiary, Magic Valley Bank, was merged with and into the Bank. The three branches of Magic Valley Bank continue to operate as Magic Valley Bank, a division of Panhandle State Bank. The merger contributed approximately $13.0 million in capital, which increased the Company’s capital base. Under the terms of the Snake River merger, Snake River shareholders received $8.22 in cash and 0.93 shares of Intermountain stock for each share of Snake River Bancorp Inc. stock. The Company’s 2004 results of operations include 2 months of operations of the Magic Valley branches. As a result of the acquisition, the Bank also recorded $10.2 million in goodwill and $0.7 million in other intangible assets. The acquisition was made to expand our market territory into Idaho and better serve our customers in the Southern Idaho region.
      Effective January 31, 2003, the former Orchard Bank branch of Household FSB in Ontario, Oregon was acquired and merged into the Intermountain Community Bank division of Panhandle State Bank. This acquisition added $39.4 million in net loans receivable, $14.7 million in cash and cash equivalents, and $60.7 million in deposits to the Company. As a result of the acquisition, the Company also recorded $1.2 million in goodwill and $0.7 million in other intangible assets. As a leader in the Ontario market, the branch improved convenience for our customers and strengthened the presence of Intermountain Community Bank in the Tri-County market of southwest Idaho and eastern Oregon.

      The most significant perceived risk to the Company is credit quality, as poor credit quality can create significant earnings, capital and liquidity issues more quickly than other types of risk faced by the Bank. During 2004, the financial stability of the Company’s customers appeared to improve over 2003, based on regional economic data and the Bank’s own asset quality measurements. Total loans receivable in 2004 increased 46% while our net loan charge-off rate decreased to 0.13% of total loans from 0.25% in 2003. Non-accrual loans increased $1.0 million in 2004 to 0.29% of total loans. Loan delinquencies over 30-days at fiscal year end 2004 were 0.57%, down 1.02% from the 2003 level of 1.59%. This decrease was largely attributed to the 2004 sales of some of the real estate contracts, which were acquired with the Orchard Bank purchase. During 2004, the Bank sold approximately $2.7 million of the Orchard Bank real estate contracts. The Bank also sold approximately $1.3 million of these loans in the first quarter of 2005. These loans are sold without recourse to the Company.
      Other significant areas of risk include interest rate risk, operational/execution risk, and human resources risk. To control interest rate risk, management closely monitors changing market rate conditions and bank portfolios and responds accordingly through both portfolio mix and pricing decisions. The rapid growth in the Bank has increased the risk of operational problems. These are being addressed through the recruitment and hiring of additional experienced staff in key positions, significant increases in our training budget, and the expansion of our internal audit staff. In addressing human resources risk, management focuses a great deal of its efforts on developing a culture that promotes, retains and attracts high quality individuals. Management believes that its efforts in managing these and other risks have been successful, but that continued diligence is required.
      In 2005, the Company plans to relocate the Coeur d’Alene branch and administrative office from our present location on Northwest Boulevard to property leased on Neider Avenue between Highway 95 and Government Way. The new two-story, 23,000 square-foot building will house a full service banking facility and administrative offices. This new facility will serve as our primary Coeur d’Alene office and will accommodate the Home Loan Center, our centralized real estate mortgage processing department, various administrative support departments and our new SBA Loan Servicing Center. The SBA center was initiated in 2003 to enhance the service, delivery and efficiency of the Small Business Administration lending process. The headquarters of the Company will continue to reside in Sandpoint with no immediate plans to move administrative activities that presently exist. In 2005, the Bank also intends to open its first branch in Washington State, in Spokane Valley.
      As part of its strategic plan, the Bank replaced its core data and check processing systems during 2004 at an approximate cost of $1.3 million. This investment positioned the operating infrastructure of the Bank to improve efficiency and provided the capacity to support our planned growth and expansion. The Company will continue to expand market share in existing markets, enter new markets, and merge with other community banks that believe in the strategy of community banking and desire to build on the Company’s culture, employee capital, technology and operational efficiency.
      The Company’s growth in diluted earnings per share for 2004 increased 11% over 2003 while assets increased 46% over the same time period, resulting in another year of record income and asset growth. Asset growth was balanced between organic growth of 25% in virtually all existing branches and the acquisition of the three new branch offices in Twin Falls, Jerome and Gooding as a result of the Snake River Bancorp purchase.
      For 2004, the Company realized net income of $4.3 million or $0.80 per share (diluted). This is an 11% increase in earnings per share over 2003 net income of $3.7 million, or $0.72 per share (diluted). Return on average equity (ROAE) and return on average assets (ROAA), common measures of bank performance, totaled 13.71% and 0.91%, respectively, compared to 14.24% and 0.99% in 2003. Continued strong asset growth and by the late-year acquisition of Snake River both contributed to the declines in ROAA and ROAE.
      The Company declared a 3-for-2 stock split in February 2005, effective March 10, 2005. The Company paid a 10% stock dividend on July 30, 2003 and declared a 2-for-1 stock dividend effective December 18, 2003. The Company also declared a 10% stock dividend in the years 2000, 2001 and 2002.

All per-share data computations are calculated after giving retroactive effect to stock dividends and the stock splits.
      Total assets reached $597.7 million, a 45.9% increase from $409.8 million at December 31, 2003. Total loans experienced 45.7% growth to $418.7 million at December 31, 2004 from $287.3 million at the end of 2003. Total deposits grew from $344.9 million to $500.9 million during 2004 representing a 45.3% increase. At acquisition date, the Snake River acquisition contributed approximately $87.9 million in assets, $65.5 million in loans receivable, and $69.6 million in deposits. Performance at the Company over the past four years has largely been driven by continued commitment to high levels of customer service, an aggressive branch expansion plan, branch and bank acquisition efforts and successful face-to-face business development efforts.
      The Company’s net interest margin for the year ended December 31, 2004 was 4.94%, as compared to 5.03% for 2003 and 5.52% for 2002. Low market rates and heavy competition for both loans and deposits continued to pressure the Company’s margin in 2004.
Results of Operations

Net Interest Income
      The following table provides information on net interest income for the past three years, setting forth average balances of interest-earning assets and interest-bearing liabilities, the interest income earned and interest expense recorded thereon and the resulting average yield-cost ratios.
Average Balance Sheets and Analysis of Net Interest Income

	For the Year Ended December 31, 2004

	Average	Interest Income/
	Balance	Expense	Yield

	(Dollars in thousands)
Loans receivable, net(1)	$334,704	$24,014	7.17%
Securities(2)	93,575	3,190	3.41%
Federal funds sold	8,686	110	1.27%

Total earning assets	$436,965	$27,314	6.25%
Cash and cash equivalents	14,584
Office properties and equipment, net	10,264
Other assets	9,524

Total assets	$471,337

Time deposits of $100,000 or more	52,576	1,622	3.09%
Other interest-bearing deposits	258,587	2,973	1.15%
Short-term borrowings	15,021	164	1.09%
Other borrowed funds	16,108	953	5.91%

Total interest-bearing liabilities	$342,292	$5,712	1.67%
Noninterest-bearing deposits	88,071
Other liabilities	7,432
Shareholders’ equity	33,542

Total liabilities and shareholders’ equity	$471,337

Net interest income		$21,602

Net interest margin			4.94%

Average Balance Sheets and Analysis of Net Interest Income

	For the Year Ended December 31, 2003

	Average	Interest Income/
	Balance	Expense	Yield

	(Dollars in thousands)
Loans receivable, net(1)	$266,416	$19,896	7.47%
Securities(2)	74,753	2,576	3.45%
Federal funds sold	7,819	61	0.78%

Total earning assets	$348,988	$22,533	6.46%
Cash and cash equivalents	12,362
Office properties and equipment, net	9,133
Other assets	4,576

Total assets	$375,059

Time deposits of $100,000 or more	$34,363	885	2.58%
Other interest-bearing deposits	217,201	3,332	1.53%
Short-term borrowings	14,665	177	1.21%
Other borrowed funds	10,528	576	5.47%

Total interest-bearing liabilities	276,757	$4,970	1.80%
Noninterest-bearing deposits	69,412
Other liabilities	3,108
Shareholders’ equity	25,782

Total liabilities and shareholders’ equity	$375,059

Net interest income		$17,563

Net interest margin			5.03%

Average Balance Sheets and Analysis of Net Interest Income

	For the Year Ended December 31, 2002

	Average	Interest Income/
	Balance	Expense	Yield

	(Dollars in thousands)
Loans receivable, net(1)	$174,908	$14,017	8.01%
Securities(2)	51,912	2,678	5.16%
Federal funds sold	6,354	92	1.45%

Total earning assets	233,174	16,787	7.20%
Cash and cash equivalents	10,215
Office property and equipment, net	6,794
Other assets	5,211

Total assets	$255,394

Time deposits of $100,000 or more	22,685	780	3.44%
Other interest-bearing deposits	144,128	2,852	1.98%
Borrowings	13,724	287	2.09%

Total interest-bearing liabilities	180,537	3,919	2.17%
Noninterest-bearing deposits	50,324
Other liabilities	2,058
Shareholders’ equity	22,475

Total liabilities and shareholders’ equity	$255,394

Net interest income		$12,868

Net interest margin			5.52%

(1)	Non-accrual loans are included in the average balance, but interest on such loans is not recognized in interest income.

(2)	Municipal interest income is not tax equalized, and represents a small portion of total interest income.
      The following rate/volume analysis depicts the increase (decrease) in net interest income attributable to (1) interest rate fluctuations (change in rate multiplied by prior period average balance), (2) volume fluctuations (change in average balance multiplied by prior period rate) and (3) volume/rate (changes in rate multiplied by changes in volume) when compared to the preceding year.
Changes Due to Volume and Rate 2004 versus 2003

	Volume	Rate	Volume/Rate	Total

	(In thousands)
Loans receivable, net	$5,595	$(1,153)	$(324)	$4,118
Securities	591	19	4	614
Federal funds sold	14	29	6	49

Total interest income	6,200	(1,105)	(314)	4,781
Time deposits of $100,000 or more	469	175	93	737
Other interest-earning deposits	572	(795)	(136)	(359)
Borrowings	546	(124)	(58)	364

Total interest expense	1,587	(744)	(101)	742

Net interest income	$4,613	$(361)	$(213)	$4,039

Changes Due to Volume and Rate 2003 versus 2002

	Volume	Rate	Volume/Rate	Total

	(In thousands)
Loans receivable, net	$4,693	$(1,291)	$2,477	$5,879
Securities	879	(693)	(288)	(102)
Federal funds sold	36	(21)	(46)	(31)

Total interest income	5,608	(2,005)	2,143	5,746
Time deposits of $100,000 or more	457	160	(513)	104
Other interest-bearing deposits	1,290	(2,131)	1,322	481
Borrowings	516	(76)	26	466

Total interest expense	2,263	(2,047)	835	1,051

Net interest income	$3,345	$42	$1,308	$4,695

Net Interest Income — 2004 Compared to 2003
      The Bank’s net interest income increased to $21.6 million in 2004 from $17.6 million in 2003. The net interest income increase attributable to volume increases was a favorable $4.6 million over 2003. However, interest-earning assets were subject to downward rate pressure during 2004 as well as extensive competition for loans. These factors, coupled with limited ability to move deposit rates lower because of the low interest rate environment, created a $361,000 decrease in net interest income attributable to rate variances. This impact to net interest income was considerably more in 2004 than in 2003 where interest rate changes resulted in an increase to interest income by $42,000. Rates earned and paid on interest earning assets and liabilities faced upward pressure during the end of 2004, however the effect of this did not have a large impact on the overall results of the year.
      The yield on interest-earning assets decreased 0.21% in 2004 versus 2003. The cost of interest-bearing liabilities decreased 0.13%. The loan yield drop of 0.30% represented the largest combined impact to net yield. The cost of $100,000 and over time deposits increased 0.51% in the face of rate increases during the second half of 2004 and represented the most drastic rate change from 2003. The cost of other borrowed funds increased 0.44% as the Bank issued an additional $8.0 million in Trust Preferred Securities Debentures at a floating rate. The increase by 1.25% in the prime lending rate directly affected the Bank’s variable rate loan portfolio, which exceeded 55% of the portfolio at December 31, 2004, but was offset somewhat by a corresponding increase in the cost of interest bearing sources of funding. The investment securities portfolio experienced a decrease in yield of 0.04% and the yield on federal funds sold rose during 2004 by 0.49% in line with the short-term investment market.

Net Interest Income — 2003 Compared to 2002
      The Bank’s net interest income increased $4.7 million in 2003 versus 2002. The net interest income increase attributable to volume increases was a favorable $3.3 million over 2002. However, interest-earning assets were subject to downward rate pressure during 2003 as well as extensive competition for loans. These factors, offset by the change in the mix of interest bearing liabilities, created a $42,000 increase in net interest income attributable to rate variances. However, this impact to net interest income was considerably less in 2003 than in 2002 where downward interest rate pressure resulted in a decrease to interest income of $1.3 million.
      The net yield on interest-earning assets decreased 0.74% in 2003 versus 2002. The cost of interest-bearing liabilities decreased 0.37%. The loan yield drop of 0.54% represented the largest combined impact to net yield. However, the cost of $100,000 and over time deposits decreased 0.86% in the face of rate decreases during 2003 and represented the most drastic rate change from 2002. As the Bank has grown and expanded its customer base, there are more opportunities to underwrite larger, more competitively priced loans that exist in the current market. The drop by 0.25% in the prime rate and the decreasing cost of interest bearing sources of funding during 2003 directly affected the Bank’s variable rate loan portfolio, which was approximately 55% of the portfolio at December 31, 2003. The investment securities portfolio experienced a decrease in yield of 1.71% and the yield on federal funds sold also fell during 2003 by 0.67% in line with the short-term investment market.
      The Company expects continued increases in market interest rates in 2005, with the yield curve flattening as short-term rates increase at a faster rate than long-term rates. These changes will increase both the yield on interest-earning assets and the expense associated with interest-bearing liabilities. See Item 7A below for a further discussion on the interest-rate sensitivity of the Company’s assets and liabilities.

Provision for Loan Losses
      Management continually evaluates allowances for estimated loan losses and based on this evaluation, charges a corresponding provision against income. The Bank maintained its credit quality in 2004, even with significant loan growth. This resulted in a decline in the allowance for loan losses as a percentage of total loans receivable from 1.75% in 2003 to 1.62% in 2004. The provision for loan losses totaled $1.4 million in 2004, compared to $955 thousand in 2003. The $483 thousand increase in the provision was primarily caused by significant growth in the size and mix of the loan portfolio. Net chargeoffs in 2004 totaled $549 thousand versus $720 thousand in 2003. At December 31, 2004, the total allowance for loan losses was $6.9 million compared to $5.1 million at the end of the prior year. The Snake River acquisition added $1.1 million to the 2004 allowance. With the rapid growth in the loan portfolio, management continues to enhance its credit quality efforts by recruiting individuals with strong credit experience and providing additional training for our lending officers.

Other Income
      The following table details dollar amount and percentage changes of certain categories of other income for the three years ended December 31, 2004.

			Percent			Percent
	2004	% of	Change	2003	% of	Change	2002	% of
Other Income	Amount	Total	Prev. Yr.	Amount	Total	Prev. Yr.	Amount	Total

	(Dollars in thousands)
Fees and service charges	$6,081	84%	14%	$5,321	89%	52%	$3,493	83%
BOLI income	257	4%	(6)%	273	4%	150%	109	2%
Net gain on sale of securities	49	1%	26%	39	1%	(91)%	427	10%
Other income	810	11%	130%	352	6%	73%	203	5%

Total	$7,197	100%	20%	$5,985	100%	41%	$4,232	100%

      Loan fees and service charges on deposit accounts continue to be the Bank’s primary other income. Both areas have experienced considerable growth over the past several years. Continued loan growth and expanded mortgage volumes generated the large percentage increase in loan fees. Mortgage volume is expected to remain stable in 2005, except for increases related to the Magic Valley acquisition, which will increase the overall level of loan fees in the coming year. Growth in core deposit accounts and non-sufficient funds fees have been the primary contributors to increases in service charge income over the past several years. The Bank sold additional securities in 2002 to provide liquidity and shorten the duration of the investment portfolio, generating the reported gains. Since then, investment sales have been relatively limited as additional liquidity was not needed to fund loan growth. Other income includes secured deposit program servicing fees, other miscellaneous service fees, investment and insurance income, merchant credit card fees and debit card fees. Income in these areas has continued to expand with the growth of the Bank. In particular, fees from servicing deposit accounts securing credit card portfolios grew rapidly in 2004. Fees from these programs totaled $526 thousand in 2004, a 178% increase over the prior year.

      As an ongoing process, the Bank continues to explore other possible non-interest income sources, including expanded SBA loan sales, additional services for businesses, non-profits and professionals, and stronger investment and insurance sales.

Operating Expenses
      The following table details dollar amount and percentage changes of certain categories of other expense for the three years ended December 31, 2004.

			Percent			Percent
			Change			Change
	2004	% of	Prev.	2003	% of	Prev.	2002	% of
Other Expense	Amount	Total	Yr.	Amount	Total	Yr.	Amount	Total

	(Dollars in thousands)
Salaries and employee benefits	$12,525	60%	21%	$10,378	61%	39%	$7,442	64%
Occupancy expense	2,853	14%	14%	2,493	15%	46%	1,704	15%
Printing, postage and supplies	869	4%	8%	803	5%	40%	575	5%
Other expense	2,264	11%	54%	1,467	8%	60%	916	8%
Fees and service charges	1,023	5%	16%	885	5%	123%	397	3%
Advertising	570	3%	19%	480	3%	51%	318	3%
Legal and accounting	739	3%	42%	520	3%	119%	237	2%

Total	$20,843	100%	22%	$17,026	100%	47%	$11,589	100%

      Similar to 2003 and 2002, salaries and employee benefits continued to be the majority of non-interest expense in 2004. As the Company has grown in total assets, number of branches and product offerings, the number of full-time equivalent employees at the Bank has also grown from 123 at the beginning of 2002 to 270 at December 31, 2004. In November 2004, the Bank acquired Snake River Bancorp and its wholly owned subsidiary, Magic Valley Bank, which consisted of three branches. Magic Valley Bank had 33 employees which were incorporated into the Company’s staffing. In January 2003, Intermountain acquired employees from the Ontario branch of Household Bank, Real Estate Contracts Department and Secured Savings Department, and opened branches in Post Falls and Caldwell. It also added additional loan and deposit personnel in existing offices. To support branch growth and additional future opportunities, various administrative departments including operations, credit administration and relationship services have expanded staff during the past year. As of December 31, 2004, the Company’s assets per full-time equivalent employee ratio was $2.21 million, compared to $1.92 million at December 31, 2003. The Company expects the asset ratio to continue to increase as a result of production increases from the new branches opened in the last few years.
      Consistent with the Company’s growth strategy, occupancy and equipment expense grew significantly in 2004 and 2003. The expense increase was primarily caused by the full-year effect of operational costs of branches built and added in 2003, increased space needs for administrative staff growth, and the addition of significant new computer hardware and software during the year. It is anticipated that this expense will increase again in 2005 as the technology upgrades completed in 2004 are subject to full-year amortizations. The completion of the new Coeur d’Alene facility and additional expansion costs are also expected to contribute to increased costs. Increases in 2003 from 2002 were primarily related to the Orchard Bank acquisition and two new branches opened during that year.
      Other expense increased rapidly in both 2003 and 2004. Primary contributors include significant increases in training, travel expenses, telecommunications costs and one-time payments related to contract terminations as the Company’s core processing systems were upgraded. As part of its strategic plan, management has placed much more emphasis on training, resulting in cost increases in these areas. This is expected to continue in 2005, as the Bank focuses on additional customer service, sales and systems training. These increased expenses continue to support the Company’s commitment to building and supporting an infrastructure that will allow the Company to better serve its customer base. Telecommunication costs have increased as a result of the rapid growth, but the Bank is developing and deploying more efficient voice and data systems for the future. Customer account losses increased in 2003 as a result of significant growth in the Bank and the move into more metropolitan areas. In 2004, customer account losses moderated, but the Bank incurred a number of one-time charges related to the termination of various vendor contracts as a result of systems upgrades. This is not expected to repeat in 2005, but external fraud is becoming a bigger concern for the Bank. Management is investing in additional training and systems to limit this type of risk.
      The increase in fees and service charges moderated substantially in 2004, as the Bank brought more item processing in-house and reduced services provided by correspondent banks. The big increase in 2003 over 2002 related to the purchase of the Orchard branch and the need to out-source item processing until Orchard’s core processing system was integrated with Intermountain’s in 2004. Changes in printing, postage and supplies followed a similar path, and were aided in 2004 by the conversion to image-based statements. We expect continued moderation in this area, as efficiencies allow us to reduce our vendor reliance even more.
      Public relations and advertising expense totaled $570,000 for 2004, a 19% increase over the $480,000 expense in 2003. As in 2003, new market development and the need to market over expanded areas caused the increase. Management expects some increases in this category in 2005 simply because of the Bank’s growth, but generally the Bank is improving the effectiveness of its marketing spending.
      Legal and accounting expense increased in 2004 as the Company completed its registration with the Securities and Exchange Commission in June 2004 and made other legal and structural changes related to this registration. The increase from 2002 to 2003 largely related to the Orchard acquisition and preparatory costs for registering as a public company in 2004. It is anticipated that legal and accounting expense will increase in 2005 as the Company complies with regulatory requirements including the Sarbanes-Oxley Act of 2002, FDICIA and additional CRA requirements.
      Cost management continues to be a high priority issue for management and the Board, even during this period of rapid growth. The Bank continues to review various processes for potential efficiency gains, and will be employing additional technology to slow the growth in salary expense. The Company is focused on increasing its assets per full time equivalent employee (“FTE”) ratio by leveraging the significant investments made in both people and technology harder in 2005, and slowing the increases in salary expense relative to net interest and other income growth in future years.
Financial Position
      Total assets increased by $187.9 million or 46% during 2004. This increase was driven by organic growth of $100.0 million, or 25%, and acquisition growth of $87.9 million, or 21%. The majority of the asset growth resulted from growth in loans receivable. Loans receivable increased by $131.4 million or 45.7% compared to 2003, of which $65.9 million was generated in the Bank’s existing markets and $65.5 million was generated by the acquisition of Snake River. Strong loan demand and proactive business development efforts by the Bank’s production officers created the significant increase in 2004.
      Assets increased in 2003 by $122 million, or 43%. Again, the increase was split relatively equally between strong growth in existing markets and balances purchased as part of the acquisition of Orchard Bank. Net loans receivable increased by $92 million, or 48% in 2003, of which $39.4 million was acquired in the Orchard transaction.
      Investments in securities increased by 35% from 2003, totaling $108.2 million at December 31, 2004, compared to $79.9 million at December 31, 2003. Investments remained relatively constant at 18% of total assets compared to 20% for the previous year. Management continues to manage the investment portfolio to achieve reasonable yield, while maintaining the liquidity necessary to support the rapidly growing loan portfolio. A rising rate environment presents both opportunities and challenges in managing this portfolio, as current unrealized losses limit flexibility, while reinvestment at higher rates should provide improved future income.

      Increases in office properties and equipment at December 31, 2004, of $3.5 million, or 37% from December 31, 2003 supported the bank’s continuing evolution. The Snake River acquisition accounted for $1.8 million of the growth in this balance sheet item. Investments in new data and check processing systems of $1.3 million and in the new Coeur d’Alene building of $1.2 million also contributed to the overall increase. The investment in the new data processing systems will provide critical support for the Bank’s future business strategies and ongoing commitment to superior customer service. At a total cost of $3.8 million, the Coeur d’Alene building is scheduled to open in May of 2005 and will house both the Coeur d’Alene branch and administrative offices. Looking to the future, the Bank will continue to expand in areas where it can attract high-quality staff and capitalize on market opportunities, resulting in probable future increases in office properties and equipment.
      Goodwill and other intangible assets increased to $12.6 million at December 31, 2004, from $1.8 million at December 31, 2003. The Company added $10.2 million in goodwill and $0.7 million of core deposit intangible assets in connection with the Snake River acquisition. Goodwill and other intangible assets equaled 2% of total assets at December 31, 2004. Goodwill and other intangible assets increased $1.8 million during 2003 as a result of the January 2003 purchase of the Ontario branch of Household FSB.
      To fund the asset growth, liabilities increased correspondingly by $170.4 million, or 45% from 2003. Most of the increase was in traditional customer deposits, which grew $156.1 million or 45% from 2003 balances. The Snake River acquisition contributed $69.6 million of this growth, while organic growth from our existing markets accounted for the remaining $86.5 million. The majority of the increase in deposits was in NOW and money market accounts, which grew $57.2 million, or 50% from the previous year. Certificates of deposit also increased substantially during the year, growing by $50.4 million, or 47% from 2003.
      Deposits as of December 31, 2003 increased by $101.3 million over December 31, 2002, or 42%. The acquisition of Orchard Bank contributed $60.7 million of this increase, while growth in our other markets contributed $40.6 million. While total interest-bearing deposits grew 44% over 2002, the certificates of deposits portion of that total grew by 42%. Over the last several years, strong penetration in our existing markets and rapid growth in new branches combined with market forces, including volatile equity markets to produce the increases. As interest rates rise and customers explore other investment and savings options, management expects organic deposit growth to be more difficult in the near future. To combat this, the Bank is focused on additional training and technology support for our production staff, as well as expanded use of other funding alternatives.
      Other borrowings increased $8.2 million as the Bank issued an additional $8.0 million of Trust Preferred Securities in March 2004. As with the 2003 trust preferred issuance, the proceeds from this borrowing were used to fund the Company’s expansion.
      Total shareholders’ equity increased by $17.5 million from $27.1 million at December 31, 2003 to $44.6 million at December 31, 2004. This increase is due to the retention of the Company’s earnings and $13.0 million of additional equity issued as part of the Snake River acquisition. Total shares outstanding increased to 3.8 million shares, including an additional 504,460 shares issued to Snake River shareholders in the purchase transaction. Total shareholders equity grew by $3.2 million from $23.9 million at December 31, 2002 to $27.1 million at December 31, 2003. The increase was primarily due to retention of net income of $3.7 million during 2003. Both the Bank’s and the Company’s regulatory capital ratios remain well above the percentages required by the FDIC to qualify as a “well capitalized” institution. Management is closely monitoring current capital levels in line with its long-term capital plan to maintain sufficient protection against risk and provide flexibility to capitalize on future opportunities.

Capital
      Capital is the shareholder’s investment in the Company. Capital grows through the retention of earnings, the issuance of new stock, and through the exercise of incentive stock options. Capital formation allows the Company to grow assets and provides flexibility and protection in times of adversity. Total equity on December 31, 2004 was 7.5% of total assets. The largest component of equity is common stock representing 68% of total equity. Retained earnings amounts to 33% and the remaining negative 1% is accumulated other comprehensive income.
      Banking regulations require the Company to maintain minimum levels of capital. The Company manages its capital to maintain a “well capitalized” designation (the FDIC’s highest rating). Regulatory capital calculations include some of the trust preferred securities as a component of capital. At December 31, 2004, the Company’s Tier I capital to risk weighted assets was 9.78%, compared to 10.52% at December 31, 2003. The decrease in the Company’s Tier I capital ratios at December 31, 2004 compared to December 31, 2003 is primarily a result of the Snake River Bancorp, Inc. acquisition. It is anticipated that in the future, the Company will build capital through the retention of earnings and other sources, including a possible stock offering. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios of 10%, 6%, and 5%, respectively.
      During the second quarter 2003, the Company instituted a stock repurchase program to purchase up to 38,462 shares or approximately 3% of its then outstanding shares of common stock from existing shareholders. The offer expired on May 30, 2003, at which time the Company had repurchased a total of 15,360 shares or approximately 1.1% of the shares outstanding.
      In July 2003, the Company approved a 10% stock dividend to all shareholders of record as of July 30, 2003. The Company has declared 10% stock dividends in each of the four years prior to 2003. In addition to the 10% stock dividend declared in 2003, there was a 2-for-1 stock split effective to all shareholders of record as of December 17, 2003.
      On November 2, 2004, Snake River Bancorp, Inc. was merged with and into Intermountain, with Intermountain being the surviving corporation in the merger. Intermountain issued 504,460 shares of common stock in exchange for all of the stock of Snake River Bancorp, Inc. During 2004, Intermountain purchased and subsequently retired 2,093 shares of common stock. In February 2005, the Company approved a 3-for-2 stock split, payable on March 15, 2005 to shareholders of record on March 10, 2005.

      The following table sets forth the Company’s actual capital ratios for 2004, 2003 and 2002 as well as the quantitative measures established by regulatory authorities.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

CAPITAL ADEQUACY	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
December 31, 2004
Total Capital (to Risk Weighted Assets)	$54,540	11.24%	$38,804	8%	$48,506	10%
Tier 1 Capital (to Risk Weighted Assets)	47,460	9.78%	19,402	4%	29,103	6%
Tier 1 Capital (to Average Assets)	47,460	8.66%	22,431	4%	27,406	5%
December 31, 2003
Total Capital (to Risk Weighted Assets)	$36,983	11.77%	$25,128	8%	$31,410	10%
Tier 1 Capital (to Risk Weighted Assets)	33,042	10.52%	12,564	4%	18,846	6%
Tier 1 Capital (to Average Assets)	33,042	8.16%	16,206	4%	20,258	5%
December 31, 2002
Total Capital (to Risk Weighted Assets)	$25,976	11.46%	$18,141	8%	$22,676	10%
Tier 1 Capital (to Risk Weighted Assets)	23,136	10.20%	9,070	4%	13,605	6%
Tier 1 Capital (to Average Assets)	23,136	8.14%	11,365	4%	14,206	5%

Liquidity
      Liquidity is the term used to define the Company’s ability to meet its financial commitments. The Company maintains sufficient liquidity to ensure funds are available for both lending needs and the withdrawal of deposit funds. The Company derives liquidity primarily through core deposit growth, maturity of investment securities, and loan payments. Core deposits include demand, interest checking, money market, savings, and local time deposits. Additional liquidity and funding sources are provided through the sale of loans, sales of securities, access to national certificate of deposit (CD) markets, and both secured and unsecured borrowings.
      Core deposits, (total deposits less public deposits and brokered certificates of deposit), at December 31, 2004 were 98.9% of total deposits, compared to 96.5% at December 31, 2003. During 2004, the Company experienced a $162.6 million or 48.8% increase in its core deposit base. Nearly $37.0 million of the growth in core deposits occurred in noninterest-bearing deposits. Deposits acquired in the Snake River acquisition totaled $69.6 million. Deposit growth has generally kept pace with internal loan demand, resulting in minimal liquidity pressure for the Bank in the past. In the future, management anticipates increasing competition for deposits and increasing loan demand, potentially creating some additional liquidity pressure.
      Overnight-unsecured borrowing lines have been established at US Bank, the Federal Home Loan Bank of Seattle and with the Federal Reserve Bank of San Francisco. At December 31, 2004, the Company had approximately $10.0 million of overnight funding available and no overnight fed funds sold. In addition, $2 to $5 million in funding is available on a semiannual basis from the State of Idaho in the form of negotiated certificates of deposit. The Company’s loan portfolio also contains approximately

$11.1 million in guaranteed government loans, which can be sold on the secondary market. Given management’s continued expectation of strong asset growth and a more difficult competitive environment for deposits, management expects to utilize these alternative funding sources to a greater extent in the future. As such, management is upgrading its asset and liability management process, expertise and technology to effectively control potential future risks in this area.

Off-Balance Sheet Arrangements
      The Company, in the conduct of ordinary business operations routinely enters into contracts for services. These contracts may require payment for services to be provided in the future and may also contain penalty clauses for the early termination of the contracts. The Company is also party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Management does not believe that these off-balance sheet arrangements have a material current effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, but there is no assurance that such arrangements will not have a future effect. See Note 14 of “Notes to Consolidated Financial Statements.”

Tabular Disclosure of Contractual Obligations
      The following table represents the Company’s on-and-off balance sheet aggregate contractual obligations to make future payments as of December 31, 2004.

	Payments Due by Period

		Less than	1 to	Over 3 to	More than
	Total	1 Year	3 Years	5 Years	5 Years

	(Dollars in thousands)
Long-term debt(1),(2)	$21,527	$—	$—	$5,000	$16,527
Capital lease obligations	—	—	—	—	—
Operating lease obligations(3)	5,832	562	898	871	3,501
Purchase obligations(2)(4)	2,630	2,630	—	—	—
Other long-term liabilities reflected on the registrant’s balance sheet under GAAP(2)	—	—	—	—	—

Total	$29,989	$3,192	$898	$5,871	$20,028

(1)	Excludes interest payments. See Notes 7 and 8 of “Notes to Consolidated Financial Statements.”

(2)	Excludes recurring accounts payable, accrued expenses and other liabilities, repurchase agreements and customer deposits, all of which are recorded on the registrant’s balance sheet. See Notes 5 and 6 of “Notes to Consolidated Financial Statements”.

(3)	Excludes operating lease payments for a new lease acquired in January 2005 for the Spokane Valley Branch. Total annual payments under the lease agreement will be $34,000 annually through 2009.

(4)	In August 2004, the Company entered into an agreement to construct a new office building in Coeur d’Alene. It is anticipated that the building will be completed in May 2005.

Inflation
      Substantially all of the assets and liabilities of the Company are monetary. Therefore, inflation has a less significant impact on the Company than does fluctuation in market interest rates. Inflation can lead to accelerated growth in noninterest expenses, which impacts net earnings. During the last two years, inflation, as measured by the Consumer Price Index, has not increased significantly. The effects of inflation have not had a material impact on the Company.

Interest Rate Management
      See discussion under Item 7A of this Form 10-K
Critical Accounting Policies
      The accounting and reporting policies of the Company conform to Generally Accepted Accounting Principles (“GAAP”) and to general practices within the banking industry. The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The Company’s management has identified the accounting policies described below as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company’s Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.
      Income Recognition. The Company recognizes interest income by methods that conform to general accounting practices within the banking industry. In the event management believes collection of all or a portion of contractual interest on a loan has become doubtful, which generally occurs after the loan is 90 days past due, the Company discontinues the accrual of interest and any previously accrued interest recognized in income deemed uncollectible is reversed. Interest received on nonperforming loans is included in income only if recovery of the principal is reasonably assured. A nonperforming loan is restored to accrual status when it is brought current or when brought to 90 days or less delinquent, has performed in accordance with contractual terms for a reasonable period of time, and the collectibility of the total contractual principal and interest is no longer in doubt.
      Allowance For Loan Losses. In general, determining the amount of the allowance for loan losses requires significant judgment and the use of estimates by management. This analysis is designed to determine an appropriate level and allocation of the allowance for losses among loan types and loan classifications by considering factors affecting loan losses, including: specific losses; levels and trends in impaired and nonperforming loans; historical loan loss experience; current national and local economic conditions; volume, growth and composition of the portfolio; regulatory guidance; and other relevant factors. Management monitors the loan portfolio to evaluate the adequacy of the allowance. The allowance can increase or decrease based upon the results of management’s analysis.
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
      Management believes the allowance for loan losses was adequate at December 31, 2004. While management uses available information to provide for loan losses, the ultimate collectibility of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions and other relevant factors. A slowdown in economic activity could adversely affect cash flows for both commercial and individual borrowers, as a result of which the Company could experience increases in nonperforming assets, delinquencies and losses on loans.

      Investments. Assets in the investment portfolios are initially recorded at cost, which includes any premiums and discounts. The Company amortizes premiums and discounts as an adjustment to interest income using the interest yield method over the term of the security. The cost of investment securities sold, and any resulting gain or loss, is based on the specific identification method.
      Management determines the appropriate classification of investment securities at the time of purchase. Held-to-maturity securities are those securities that the Company has the positive intent and ability to hold to maturity, and are recorded at amortized cost. Available-for-sale securities are those securities that would be available to be sold in the future in response to liquidity needs, changes in market interest rates, and asset-liability management strategies, among others. Available-for-sale securities are reported at fair value, with unrealized holding gains and losses that are considered to be temporary reported in shareholders’ equity as a separate component of other comprehensive income, net of applicable deferred income taxes.
      Management evaluates investment securities for other than temporary declines in fair value on a periodic basis. If the fair value of investment securities falls below their amortized cost and the decline is deemed to be other than temporary, the securities will be written down to current market value and the write down will be deducted from earnings. There were no investment securities which management identified to be other-than-temporarily impaired for the year ended December 31, 2004. Charges to income could occur in future periods due to a change in management’s intent to hold the investments to maturity, a change in management’s assessment of credit risk, or a change in regulatory or accounting requirements.
      Goodwill and Other Intangible Assets. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible elements in the business acquired. The Company’s goodwill relates to value inherent in the banking business and the value is dependent upon the Company’s ability to provide quality, cost-effective services in a competitive market place. As such, goodwill value is supported ultimately by revenue that is driven by the volume of business transacted. A decline in earnings as a result of a lack of growth or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill that could adversely impact earnings in future periods. Goodwill is not amortized, but is subjected to impairment analysis periodically. No impairment was considered necessary during the year ended December 31, 2004. However, future events could cause management to conclude that the Company’s goodwill is impaired, which would result in the Company recording an impairment loss. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.
      Other intangible assets consisting of core-deposit intangibles with definite lives are amortized over the estimated life of the acquired depositor relationships. These intangible assets are also subject to impairment analysis. No impairment was considered necessary during the year ended December 31, 2004.
      Real Estate Owned (REO). Property acquired through foreclosure of defaulted mortgage loans is carried at the lower of cost or fair value less estimated costs to sell. Development and improvement costs relating to the property are capitalized to the extent they are deemed to be recoverable.
      An allowance for losses on REO is designed to include amounts for estimated losses as a result of impairment in value of the real property after repossession. The Company reviews its REO for impairment in value whenever events or circumstances indicate that the carrying value of the property may not be recoverable. In performing the review, if expected future undiscounted cash flows from the use of the property or the fair value, less selling costs, from the disposition of the property are less than its carrying value, an allowance for loss is recognized. As a result of changes in the real estate markets in which these properties are located, it is reasonably possible that the carrying values could be reduced in the near term.

Recent Accounting Pronouncements
      SFAS No. 123 (revised 2004)(“SFAS 123R”), “Share-Based Payment”. In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004). SFAS 123R replaces SFAS No. 123 “Accounting for Stock-Based Compensation” and supersedes

Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”. SFAS 123R will require that the compensation cost relating to share-based payment transactions be recognized in the Company’s financial statements, eliminating pro forma disclosure as an alternative. That cost will be measured based on the grant-date fair value of the equity or liability instruments issued. SFAS 123R is effective for Intermountain as of July 1, 2005. The Company believes the adoption of SFAS 123R will have a material impact to the Company and estimates the 2005 pre-tax gross compensation expense to be $112,000 for the six months of 2005 for which SFAS 123R will be effective. For years 2006 and beyond, a full year of compensation expense will be recognized.
      FIN No. 46R “Consolidation of Variable Interest Entities — an Interpretation of Accounting Research Bulletin No. 51”. In December 2003, the FASB issued FIN No. 46. FIN 46 (Revised), “Consolidation of Variable Interest Entities” (“FIN No. 46R”), which provides further guidance on the accounting for variable interest entities. Intermountain adopted FIN No. 46R as of December 31, 2003, and the Company has applied the provisions of FIN No. 46R beginning in the first quarter of 2004 by deconsolidating its subsidiary statutory trusts that issue Trust Preferred Securities to investors. The amounts payable to these trusts continue to be treated as other borrowings. The adoption of FIN No. 46R did not have a material effect on Intermountain’s consolidated financial statements.
      In July 2003, the Board of Governors of the Federal Reserve issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. In May 2004, the Federal Reserve Board requested public comment on a proposed rule that would retain trust preferred securities in the Tier 1 capital of bank holding companies, but with stricter quantitative limits and clearer qualitative standards. The comment period ended July 11, 2004, but no formal ruling has been issued to date. Under the proposal, after a three-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25 percent of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. The Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if necessary or warranted, provide further appropriate guidance. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier 1 capital for regulatory capital purposes. As of December 31, 2004, assuming the Company was not allowed to include the $16.0 million in trust preferred securities issued by Intermountain Statutory Trust I and II in Tier 1 capital, the Company would still exceed the regulatory required minimums for capital adequacy purposes. If the trust preferred securities were no longer allowed to be included in Tier 1 capital, the Company would also be permitted to redeem the capital securities, which bear interest at 6.75% and 4.87%, respectively, without penalty.
      FASB Emerging Issues Task Force (“EITF”) Issue 03-1: “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. In November 2003 and March 2004, the FASB’s EITF issued a consensus on EITF Issue 03-1. EITF 03-1 contains new guidance on other-than-temporary impairments of investment securities. The guidance dictates when impairment is deemed to exist, provides guidance on determining if impairment is other than temporary, and directs how to calculate impairment loss. Issue 03-1 also details expanded annual disclosure rules. In September 2004, the FASB’s EITF issued EITF Issue No. 03-1-1 “Effective Date of Paragraphs 10-20 of EITF Issue 03-1 The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, which delays the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF 03-1 to be concurrent with the final issuance of EITF 03-1-a “Implementation Guidance for the Application of Paragraph 16 of EITF 03-1 The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. EITF 03-1 is currently being debated by the FASB in regards to final guidance and effective date with a comment period that ended October 29, 2004. EITF 03-1, as issued, was originally effective for periods beginning after June 15, 2004 and the disclosure requirements of this consensus remain in effect. The adoption of the original EITF 03-1 (excluding paragraphs 10-20) did not have a material impact on the Company’s financial position or results of operations. The FASB’s final guidance on EITF Issue 03-1 may alter the criteria by which the Company assesses if an impairment is temporary or permanent.
      Statement of Position 03-3 (“SOP 03-3”): “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”. In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-03, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP). This SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It also includes such loans acquired in purchase business combinations. This SOP does not apply to loans originated by the entity. This SOP limits the yield that may be accreted and requires that the excess of contractual cash flows over cash flows expected to be collected not be recognized as an adjustment of yield, loss accrual, or valuation allowance.
      This SOP prohibits “carrying over” or creation of valuation allowances in the initial accounting for loans acquired in a transfer that are within its scope. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. In management’s opinion, the adoption of this pronouncement will not have a material impact on the Company’s financial position or results of operations.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity Management
      The largest component of the Company’s earnings is net interest income, which can fluctuate widely when interest rate movements occur. The Bank’s management is responsible for minimizing the Company’s exposure to interest rate risk. This is accomplished by developing objectives, goals and strategies designed to enhance profitability and performance, while managing risk within specified control parameters. The ongoing management of the Company’s interest rate sensitivity limits interest rate risk by controlling the mix and maturity of assets and liabilities. Management continually reviews the Bank’s position and evaluates alternative sources and uses of funds. This includes any changes in external factors. Various methods are used to achieve and maintain the desired rate sensitive position, including the sale or purchase of assets and product pricing.
      The Company views any asset or liability which matures, or is subject to repricing within one year to be interest sensitive even though an analysis is performed for all other time intervals as well. The difference between interest-sensitive assets and interest sensitive liabilities for a defined period of time is known as the interest sensitivity “gap”, and may be either positive or negative. When the gap is positive, interest sensitive assets reprice quicker than interest sensitive liabilities. When negative, the reverse occurs. Non-interest assets and liabilities have been positioned based on management’s evaluation of the general sensitivity of these balances to migrate into rate sensitive products. This analysis provides a general measure of interest rate risk but does not address complexities such as prepayment risk, basis risk and the Bank’s customer response to interest rate changes.
      Currently, the Company’s one year interest sensitive gap is negative $87.6 million, or negative 16.0% of total earning assets. This means, if interest rates were to change and affect assets and liabilities equally, rising rates would decrease the Bank’s net interest income. The reverse is true when rates fall. The primary cause for the negative gap is the large block of deposits with no stated maturity, including NOW, money market and savings accounts that may reprice within three months. Changes in rates offered on these types of deposits tend to lag changes in market interest rates, thereby potentially reducing some of the impact of the negative gap position. The current gap position falls within the risk tolerance levels established by the Company’s Board.
      The Asset/ Liability Management Committee of the Company also periodically reviews the results of a detailed and dynamic simulation model to quantify the estimated exposure of net interest income

(NII) and the estimated economic value of the company to changes in interest rates. The simulation model illustrates the estimated impact of changing interest rates on the interest income received and interest expense paid on all interest bearing assets and liabilities reflected on the Company’s statement of financial condition. This interest sensitivity analysis is compared to policy limits for risk tolerance levels of net interest income exposure over a one-year time horizon, assuming a projection of balance sheet growth, given a 300 and 100 basis point movement in interest rates. It also estimates the impact of the same rate movements on the economic value of the organization, which is an estimate of the fair-market value of the Company’s assets minus its liabilities. Tolerance limits are also established for this measurement. Trends in out-of-tolerance conditions are then addressed by the committee, resulting in the implementation of strategic management intervention designed to bring interest rate risk within policy targets. A parallel shift in interest rates over a one-year period is assumed as a benchmark, with reasonable assumptions made regarding the timing and extent to which each interest-bearing asset and liability responds to the changes in market rates. The original assumptions were made based on industry averages and the company’s own experience, and have been modified based on the company’s continuing analysis of its actual versus expected performance, and after consultations with an outside expert The following table represents the estimated sensitivity of the Company’s net interest income as of December 31, 2004 and 2003 compared to the established policy limits. The model results for both years fell within the risk tolerance guidelines established by the committee, with the exception of the –300 basis point scenario in 2003. Given the extremely low market rate environment of 2003, a 300 basis point drop in rates was considered to be highly unlikely. The following table represents the estimated sensitivity of the Company’s net interest income as of December 31, 2003 and 2004 compared to the established policy limits:

12 Month Cumulative % effect on NII	Policy Limit %	12-31-03	12-31-04

+100bp	+3.0 to –3.0	–0.26	–0.78
+300bp	+8.0 to –8.0	–0.15	–6.92
–100bp	+3.0 to –3.0	–1.86	–3.07
–300bp	+8.0 to –8.0	–9.13	–8.59
      At December 31, 2004, the Company calculated that the fair-market value of the Company would change by negative 21.64%, negative 3.93%, 6.09% and 15.70% for a +300, +100, –100 and –300 basis point change in interest rates, respectively. Again, these changes were within the established policy limits.

      The following table displays the Bank’s balance sheet based on the repricing schedule of 3 months, 3 months to 1 year, 1 year to 5 years and over 5 years.
Asset/ Liability Maturity Repricing Schedule
December 31, 2004
(dollars in thousands)

		After Three	After One
		Months	Year but
	Within Three	but within	within Five	After Five
	Months	One Year	Years	Years	Total

Loans receivable and held for sale	$160,835	$86,698	$141,974	$41,975	$431,482
Securities	318	7,256	67,666	32,927	108,167
Federal funds sold	8,330	—	—	—	8,330
Time certificates and interest cash	104	100	—	—	204

Total earning assets	$169,587	$94,054	$209,640	$74,902	$548,183
Allowance for loan losses	(2,673)	(1,007)	(1,669)	(1,553)	(6,902)

Total earning assets, net	166,914	93,047	207,971	73,349	541,281

Interest bearing demand deposits(1)	$171,473	$—	$—	$—	$171,473
Savings deposits and IRA(1)	51,841	3,042	5,984	246	61,113
Time deposits	32,857	59,248	66,540	65	158,710

Total deposits	$256,171	$62,290	$72,524	$311	$391,296
Repurchase agreements	17,568	3,333	—	—	20,901
FHLB advances	—	—	5,000	—	5,000
Other borrowed funds	8,248	—	8,279	—	16,527

Total interest-bearing liabilities	$281,987	$65,623	$85,803	$311	$433,724

Net interest rate sensitivity gap	$(115,073)	$27,424	$122,168	$73,038	$107,557
Cumulative gap	$(115,073)	$(87,649)	$34,519	$107,557	—

(1)	Includes deposits with no stated maturity.
      The following table displays expected maturity information and corresponding interest rates for all interest-sensitive assets and liabilities at December 31, 2004.
Expected Maturity Date at December 31, 2004

	2005	2006-07	2008-09	Thereafter	Total

	(Dollars in thousands)
Interest-sensitive assets:
Commercial loans	$132,059	$45,736	$42,676	$84,312	$304,783
Average interest rate	6.45%	6.96%	7.00%	6.81%
Residential real estate loans(1)	40,105	17,908	11,737	30,106	99,856
Average interest rate	6.75%	7.10%	7.37%	6.73%
Consumer loans	4,286	7,174	7,559	5,226	24,245
Average interest rate	5.47%	8.11%	8.07%	8.13%
Municipal loans	1,293	507	88	710	2,598
Average interest rate	2.96%	3.79%	4.76%	4.30%
Investments	7,574	16,742	50,924	32,927	108,167
Average interest rate	4.01%	3.51%	4.32%	3.53%

	2005	2006-07	2008-09	Thereafter	Total

	(Dollars in thousands)
Federal funds sold	8,330	—	—	—	8,330
Average interest rate	2.00%	0.00%	0.00%	0.00%
Certificates and interest bearing cash	204	—	—	—	204
Average interest rate	3.17%	0.00%	0.00%	0.00%

Total interest-sensitive assets	$193,851	$88,067	$112,984	$153,281	$548,183

Deposits:
Savings	$54,982	$4,234	$1,651	$246	$61,113
Average interest rate	0.59%	2.69%	3.44%	5.73%
Money market and NOW	171,473	—	—	—	171,473
Average interest rate	0.62%	0.00%	0.00%	0.00%
Time certificates	92,108	59,432	7,105	65	158,710
Average interest rate	2.98%	2.57%	3.50%	5.88%
Repurchase agreements	20,901	—	—	—	20,901
Average interest rate	1.97%	0.00%	0.00%	0.00%
Other borrowed funds	—	—	5,000	16,527	21,527
Average interest rate	0.00%	0.00%	2.71%	5.54%

Total interest-sensitive liabilities	$339,464	$63,666	$13,756	$16,838	$433,724

(1)	Includes loans held for sale.
      Management will continue to refine its interest rate risk management by performing additional validity testing of the current model, expanding the number of scenarios tested, and investigating more advanced modeling techniques. Because of the importance of effective interest-rate risk management to the Company’s performance, the committee will also continue to seek review and advice from independent external consultants.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
      The required information is contained on pages F-1 through F-37 of this Form 10-K.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      There have been no changes in or disagreements with Intermountain’s independent accountants on accounting and financial statement disclosures.

Item 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
      Intermountain’s management, with the participation of Intermountain’s principal executive officer and principal financial officer, has evaluated the effectiveness of Intermountain’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, Intermountain’s principal executive officer and principal financial officer have concluded that, as of the end of such period, Intermountain’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by Intermountain in the reports that it files or submits under the Exchange Act.

Changes in Internal Control over Financial Reporting
      There are no changes in Intermountain’s internal control over financial reporting that occurred during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, Intermountain’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION
      None.
PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      In response to this Item, the information set forth in Intermountain’s Proxy Statement dated March 31, 2005 under the headings “Information with Respect to Nominees and Other Directors,” “Meetings and Committees of the Board of Directors,” “Executive Compensation,” and “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.
      Information concerning Intermountain’s Audit Committee financial expert is set forth under the captions “Information with Respect to Nominees and Other Directors” and “Meetings and Committees of the Board of Directors” in Intermountain’s 2005 Proxy Statement and is incorporated herein by reference.
      Intermountain has adopted a Code of Ethics that applies to all Intermountain employees and directors, including Intermountain’s senior financial officers. The Code of Ethics is publicly available on Intermountain’s website at http://www.Intermountainbank.com.

Item 11.	EXECUTIVE COMPENSATION
      In response to this Item, the information set forth in Intermountain’s Proxy Statement dated March 31, 2005 under the heading “Executive Compensation” is incorporated herein.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
      In response to this Item, the information set forth in Intermountain’s Proxy Statement dated March 31, 2005 under the heading “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      In response to this Item, the information set forth in Intermountain’s Proxy Statement dated March 31, 2005 under the heading “Certain Relationships and Related Transactions” is incorporated herein.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
      In response to this Item, the information set forth in Intermountain’s Proxy Statement dated March 31, 2005 under the headings “Ratification of Appointment of Independent Auditors”, “Report of Audit Committee”, and “Auditors” is incorporated herein.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
      (a)(1) Audited Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets at December 31, 2004 and 2003

•	Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002

•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2004, 2003 and 2002

•	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2004, 2003 and 2002.

•	Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002.

•	Summary of Accounting Policies.

•	Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedules have been omitted as they are not applicable or the information is included in the Consolidated Financial Statements
      (b)    Exhibits: See “Exhibit Index.”

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERMOUNTAIN COMMUNITY BANCORP
(Registrant)

/s/ Curt Hecker

Curt Hecker
President and Chief Executive Officer
March 22, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Curt Hecker Curt Hecker	President and Chief Executive Officer, Principal Executive Officer	March 22, 2005

/s/ John B. Parker John B. Parker	Chairman of the Board, Director	March 22, 2005

/s/ Douglas Wright Douglas Wright	Executive Vice President and Chief Financial Officer, Principal Financial Officer	March 22, 2005

/s/ Terry L. Merwin Terry L. Merwin	Secretary, Director	March 22, 2005

/s/ Charles L. Bauer Charles L. Bauer	Director	March 22, 2005

/s/ James T. Diehl James T. Diehl	Director	March 22, 2005

/s/ Ford Elsaesser Ford Elsaesser	Director	March 22, 2005

/s/ Ronald Jones Ronald Jones	Director	March 22, 2005

/s/ Maggie Y. Lyons Maggie Y. Lyons	Director	March 22, 2005

/s/ Jim Patrick Jim Patrick	Director	March 22, 2005

Signature	Title	Date

/s/ Dennis Pence Dennis Pence	Director	March 22, 2005

/s/ Michael J. Romine Michael J. Romine	Director	March 22, 2005

/s/ Jerrold Smith Jerrold Smith	Executive Vice President and Director	March 22, 2005

/s/ Barbara Strickfaden Barbara Strickfaden	Director	March 22, 2005

/s/ Douglas P. Ward Douglas P. Ward	Director	March 22, 2005

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation(1)
3.2	Amended and Restated Bylaws(2)
4.1	Form of Stock Certificate(1)
10.1	Second Amended and Restated 1999 Employee Stock Option and Restricted Stock Plan(1)
10.2	1988 Nonqualified Stock Option Plan, as amended(1)
10.3	Form of Employee Option Agreement(1)
10.4	Form of Restricted Stock Purchase Agreement(1)
10.5	1999 Director Stock Option Plan(1)
10.6	Form of Nonqualified Stock Option Agreement(1)
10.7	2003 — 2005 Long-Term Incentive Plan, as amended
10.8	2004 Executive Incentive Plan(1)
10.9	Stock Purchase Agreement for Douglas Wright dated January 6, 2003(1)
10.10	Stock Purchase Agreement for Jerrold Smith dated January 6, 2003(1)
10.11	Stock Purchase Agreement for John Nagel dated February 12, 2003(1)
10.12	Form of Stock Purchase Bonus Agreement(1)
10.13	Employment Agreement with Curt Hecker dated December 17, 2003, as amended March 24, 2004, and March 4, 2005
10.14	Curt Hecker Tax Payment Bonus Plan dated December 1, 2000(1)
10.15	Form of Curt Hecker Salary Continuation and Split Dollar Agreement dated January 1, 2002(1)
10.16	Employment Agreement with Jerry Smith dated December 17, 2003, as amended March 24, 2004, and March 4, 2005
10.17	Form of Jerry Smith Salary Continuation and Split Dollar Agreement dated January 1, 2002(1)
10.18	Executive Severance Agreement with Douglas Wright dated December 17, 2003, as amended March 4, 2005
10.19	Executive Severance Agreement with John Nagel dated December 17, 2003, as amended March 24, 2004, and March 4, 2005
10.20	Executive Retirement Agreement between Panhandle State Bank and David Smith, dated June 30, 2004(3)
10.21	Employment Agreement between Panhandle State Bank and Pamela Rasmussen, amended and restated as of November 9, 2004(4)
21	Subsidiaries of the Registrant
(1) Panhandle State Bank, an Idaho state-chartered bank
(2) Intermountain Statutory Trust I, a Connecticut statutory trust
(3) Intermountain Statutory Trust II, a Delaware statutory trust
23	Consent of BDO Seidman, LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Form 10, as amended on July 1, 2004

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed September 8, 2004

(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004

(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Intermountain Community Bancorp
Sandpoint, Idaho
      We have audited the accompanying consolidated balance sheets of Intermountain Community Bancorp and Subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intermountain Community Bancorp and Subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.
/s/ BDO Seidman, LLP
Spokane, Washington
February 24, 2005

INTERMOUNTAIN COMMUNITY BANCORP
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

ASSETS
Cash and cash equivalents:
Interest bearing	$104,187	$14,502
Non-interest bearing and vault	14,098,303	10,225,903
Restricted	1,634,000	995,000
Federal funds sold	8,330,000	5,710,000
Interest bearing certificates of deposit	100,000	298,000
Available-for-sale securities, at fair value	102,758,293	76,601,470
Held-to-maturity securities, at amortized cost	5,409,170	3,336,234
Federal Home Loan Bank of Seattle stock, at cost	1,209,700	641,600
Loans held for sale	5,686,209	3,286,652
Loans receivable, net	418,660,353	287,256,095
Accrued interest receivable	3,721,921	2,694,205
Office properties and equipment, net	12,941,194	9,442,369
Bank-owned life insurance	6,794,416	5,381,340
Goodwill	11,399,195	1,150,493
Other intangibles	1,237,632	642,195
Prepaid expenses and other assets, net	3,595,385	2,083,581

Total assets	$597,679,958	$409,759,639

LIABILITIES
Deposits	$500,923,057	$344,865,680
Securities sold subject to repurchase agreements	20,901,077	17,155,555
Advances from Federal Home Loan Bank	5,000,000	5,000,000
Cashier checks issued and payable	5,477,660	4,813,806
Accrued interest payable	753,364	331,781
Other borrowings	16,527,000	8,279,000
Accrued expenses and other liabilities	3,533,871	2,235,418

Total liabilities	553,116,029	382,681,240

Commitments and contingent liabilities (Notes 14 and 15)

STOCKHOLDERS’ EQUITY
Common stock, 7,084,000 shares authorized; 3,784,180 and 3,164,973 shares issued and outstanding	30,313,752	16,390,193
Accumulated other comprehensive income (loss), net of tax	(509,378)	274,500
Retained earnings	14,759,555	10,413,706

Total stockholders’ equity	44,563,929	27,078,399

Total liabilities and stockholders’ equity	$597,679,958	$409,759,639

See accompanying summary of accounting policies and notes to consolidated financial statements.

INTERMOUNTAIN COMMUNITY BANCORP
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,

	2004	2003	2002

Interest income:
Loans	$24,013,856	$19,895,779	$14,016,930
Investments	3,300,554	2,637,188	2,770,090

Total interest income	27,314,410	22,532,967	16,787,020

Interest expense:
Deposits	4,595,055	4,216,993	3,632,031
Other borrowings	952,478	576,313	1,326
Short-term borrowings	164,390	176,646	285,612

Total interest expense	5,711,923	4,969,952	3,918,969

Net interest income	21,602,487	17,563,015	12,868,051
Provision for losses on loans	(1,438,473)	(954,683)	(1,607,210)

Net interest income after provision for losses on loans	20,164,014	16,608,332	11,260,841

Other income:
Fees and service charges	6,081,009	5,320,865	3,493,297
Bank owned life insurance	257,413	272,771	108,569
Net gain on sale of securities	48,816	39,081	426,479
Other income	810,033	351,907	203,369

Total other income	7,197,271	5,984,624	4,231,714

Operating expenses:
Salaries and employee benefits	12,525,325	10,377,575	7,441,874
Occupancy expense	2,852,515	2,492,445	1,703,732
Printing, postage and supplies	868,732	803,306	575,450
Other expense	2,264,614	1,467,304	915,572
Fees and service charges	1,023,503	885,693	396,514
Advertising	570,257	480,095	318,288
Legal and accounting	738,675	520,131	237,414

Total operating expenses	20,843,621	17,026,549	11,588,844

Income before income taxes	6,517,664	5,566,407	3,903,711
Income tax provision	2,171,815	1,905,897	1,313,807

Net income	$4,345,849	$3,660,510	$2,589,904

Earnings per share — basic (Note 11)	$0.88	$0.77	$0.55

Earnings per share — diluted (Note 11)	$0.80	$0.72	$0.53

Weighted average shares outstanding — basic (Note 11)	4,950,866	4,735,269	4,668,573

Weighted average shares outstanding — diluted (Note 11)	5,457,713	5,085,905	4,885,898

See accompanying summary of accounting policies and notes to consolidated financial statements.

INTERMOUNTAIN COMMUNITY BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,

	2004	2003	2002

Net income	$4,345,849	$3,660,510	$2,589,904
Other comprehensive income (loss):
Change in unrealized losses on investments, net of reclassification adjustments	(1,290,376)	(830,957)	(176,078)
Less deferred income tax benefit	506,498	325,735	69,023

Net other comprehensive loss	(783,878)	(505,222)	(107,055)

Comprehensive income	$3,561,971	$3,155,288	$2,482,849

See accompanying summary of accounting policies and notes to consolidated financial statements.

INTERMOUNTAIN COMMUNITY BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2004, 2003, and 2002

					Accumulated
					Other
	Common Stock		Additional		Comprehensive		Total Stock-
			Paid-In	Treasury	Income	Retained	holders’
	Shares	Amount	Capital	Stock	(Loss)	Earnings	Equity

Balance, January 1, 2002	1,338,109	$3,345,273	$6,342,262	$(1,103,261)	$886,777	$11,628,633	$21,099,684
Net income	—	—	—	—	—	2,589,904	2,589,904
Common stock issued for compensation	13,947	34,868	244,791	—	—	—	279,659
Shares issued upon exercise of stock options	9,224	23,060	19,445	—	—	—	42,505
Net unrealized loss on investments	—	—	—	—	(107,055)	—	(107,055)
Cancellation of treasury stock	(59,103)	(147,758)	—	1,103,261	—	(955,503)	—
Common stock dividend (10%)	127,900	319,750	2,302,520	—	—	(2,622,270)	—
Fractional share redemption	(178)	(445)	(3,327)	—	—	—	(3,772)
Tax benefit associated with stock options	—	—	14,655	—	—	—	14,655

Balance, December 31, 2002	1,429,899	$3,574,748	$8,920,346	$—	$779,722	$10,640,764	$23,915,580

See accompanying summary of accounting policies and notes to consolidated financial statements.

INTERMOUNTAIN COMMUNITY BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2004, 2003, and 2002

					Accumulated		Total
	Common Stock		Additional		Other		Stock-
			Paid-In	Treasury	Comprehensive	Retained	holders’
	Shares	Amount	Capital	Stock	Income (loss)	Earnings	Equity

Balance, December 31, 2002	1,429,899	$3,574,748	$8,920,346	$—	$779,722	$10,640,764	$23,915,580
Net income	—	—	—	—	—	3,660,510	3,660,510
Common stock issued for compensation	7,732	19,330	154,670	—	—	—	174,000
Shares issued upon exercise of stock options	19,177	36,668	170,420	—	—	—	207,088
Net unrealized loss on investments	—	—	—	—	(505,222)	—	(505,222)
Repurchase and cancellation of treasury stock	(15,360)	(38,400)	—	—	—	(360,595)	(398,995)
Common stock dividend (10%)	143,431	358,578	3,168,395	—	—	(3,526,973)	—
Fractional share redemption	(146)	(367)	(3,595)	—	—	—	(3,962)
Tax benefit associated with stock options	—	—	29,400	—	—	—	29,400
Recapitalization	1,580,240	12,439,636	(12,439,636)	—	—	—	—

Balance, December 31, 2003	3,164,973	$16,390,193	$—	$—	$274,500	$10,413,706	$27,078,399

See accompanying summary of accounting policies and notes to consolidated financial statements.

INTERMOUNTAIN COMMUNITY BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2004, 2003, and 2002

					Accumulated
	Common Stock		Additional		Other		Total
			Paid-In	Treasury	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Stock	Income (Loss)	Earnings	Equity

Balance, December 31, 2003	3,164,973	$16,390,193	$—	$—	$274,500	$10,413,706	$27,078,399
Net income	—	—	—	—	—	4,345,849	4,345,849
Common stock issued for compensation	—	38,250	—	—	—	—	38,250
Shares issued upon exercise of stock options	116,840	770,572	—	—	—	—	770,572
Net unrealized loss on investments	—	—	—	—	(783,878)	—	(783,878)
Repurchase and cancellation of treasury stock	(2,093)	(47,093)	—	—	—	—	(47,093)
Shares issued for business combination	504,460	13,018,252	—	—	—	—	13,018,252
Tax benefit associated with stock options	—	143,578	—	—	—	—	143,578

Balance, December 31, 2004	3,784,180	$30,313,752	$—	$—	$(509,378)	$14,759,555	$44,563,929

See accompanying summary of accounting policies and notes to consolidated financial statements.

INTERMOUNTAIN COMMUNITY BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2004	2003	2002

Cash flows from operating activities:
Net income	$4,345,849	$3,660,510	$2,589,904
Adjustments to reconcile net income to net cash provided by operating activities:
Stock issued as compensation	38,250	174,000	279,659
Depreciation	1,362,026	1,225,325	866,881
Net amortization of premiums on securities	544,600	694,911	153,032
Stock dividends on Federal Home Loan Bank of Seattle stock	(25,974)	(139,600)	(2,900)
Provisions for losses on loans	1,438,473	954,683	1,607,210
Amortization of core deposit intangibles	94,563	64,805	—
Net accretion of loan discount	(155,521)	(207,457)	—
Gain on sale of loans, investments, property and equipment	(82,049)	(39,081)	(444,416)
Deferred income tax benefit	(300,735)	(305,648)	(83,185)
Increase in cash surrender value of bank-owned life insurance	(257,413)	(272,771)	(108,569)
Change in (net of acquisition of business):
Loans held for sale	(1,620,703)	2,033,237	(3,282,858)
Accrued interest receivable	(476,912)	(410,306)	201,920
Prepaid expenses and other assets	68,611	(180,395)	(369,742)
Accrued interest payable	325,169	(100,668)	(231,976)
Accrued expenses and other liabilities	1,283,187	3,127,935	140,279

Net cash provided by operating activities	6,581,421	10,279,480	1,315,239

Cash flows from investing activities:
Net change in certificates of deposit with other institutions	298,000	792,000	(1,090,000)
Purchases of available-for-sale securities	(63,868,281)	(74,690,968)	(24,594,665)
Proceeds from calls, maturities or sales of available-for-sale securities	26,501,328	36,547,419	25,463,902
Principal payments on mortgage-backed securities	14,398,937	16,469,320	2,258,322
Purchases of held-to-maturity securities	(511,743)	(1,468,619)	(664,457)
Proceeds from calls or maturities of held-to-maturity securities	299,476	1,081,143	1,555,723
Purchase of Federal Home Loan Bank of Seattle stock	(433,026)	—	—
Net increase in loans receivable	(70,439,788)	(53,849,624)	(39,284,958)
Proceeds from sale of loans receivable	2,724,421	—	—
Net cash and cash equivalents (paid) acquired as part of acquisition	(2,013,283)	14,709,222	—
Purchase of bank-owned life insurance	—	—	(5,000,000)
Purchase of office properties and equipment	(3,161,572)	(2,245,243)	(3,103,956)
Proceeds from sales of office properties and equipment	80,000	110,559	9,299
Improvements and other changes in real estate owned	—	(523,244)	(43,693)
Proceeds from sale of other real estate owned	232,501	166,491	135,702
Investment in affiliate	(248,000)	(249,000)	—
Net change in federal funds sold	(2,620,000)	(2,200,000)	(3,510,000)
Net (increase) decrease in restricted cash	(639,000)	1,741,000	(1,046,000)

Net cash used in investing activities	(99,400,030)	(63,609,544)	(48,914,781)

See accompanying summary of accounting policies and notes to consolidated financial statements.

INTERMOUNTAIN COMMUNITY BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2004	2003	2002

Cash flows from financing activities:
Net increase in demand, money market and savings deposits	65,957,871	32,158,485	39,573,704
Net increase in certificates of deposit	20,518,094	8,453,055	11,467,305
Net change in federal funds purchased	—	—	(6,000,000)
Proceeds from other borrowings	8,248,000	8,279,000	—
Proceeds from Federal Home Loan Bank advances	—	5,000,000	—
Net change in repurchase agreements	1,333,250	1,185,178	2,888,899
Proceeds from exercise of stock options	770,572	207,088	42,505
Repurchase of treasury stock	(47,093)	(398,995)	—
Redemption of fractional shares of common stock	—	(3,962)	(3,772)

Net cash provided by financing activities	96,780,694	54,879,849	47,968,641

Net increase in cash and cash equivalents	3,962,085	1,549,785	369,099
Cash and cash equivalents, beginning of year	10,240,405	8,690,620	8,321,521

Cash and cash equivalents, end of year	$14,202,490	$10,240,405	$8,690,620

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$5,386,754	$4,183,039	$4,150,945
Income taxes	$2,410,000	$1,930,000	$1,415,116
Noncash investing and financing activities:
Common stock dividends	$—	$3,526,973	$2,622,270
Cancellation of treasury stock	$47,093	$398,995	$1,103,261
Net liabilities assumed from business combination	$—	$16,566,715	$—
Common stock issued upon business combination	$13,018,252	$—	$—
See accompanying summary of accounting policies and notes to consolidated financial statements.

INTERMOUNTAIN COMMUNITY BANCORP
SUMMARY OF ACCOUNTING POLICIES
Organization
      Intermountain Community Bancorp (“Intermountain” or “the Company”) is a bank holding company whose principal activity is the ownership and management of its wholly owned subsidiary, Panhandle State Bank (“the Bank”). The Bank is a state chartered commercial bank under the laws of the state of Idaho. At December 31, 2004, the Bank had seven branch offices in northern Idaho, four in southwestern Idaho, three in southcentral Idaho and one branch in eastern Oregon operating under the names of Panhandle State Bank, Intermountain Community Bank and Magic Valley Bank.
Principles of Consolidation
      The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.
Cash and Cash Equivalents
      Cash equivalents are any highly liquid debt instrument with a remaining maturity of three months or less at the date of purchase. Cash and cash equivalents are on deposit with other banks and financial institutions in amounts that periodically exceed the federal insurance limit. Intermountain evaluates the credit quality of these banks and financial institutions to mitigate its credit risk.
      Restricted cash represents the required reserve balances maintained to comply with Federal Reserve Bank requirements.
Investments
      Intermountain classifies debt and equity investments as follows:

•	Available for Sale. Debt and equity investments that will be held for indefinite periods of time are classified as available for sale and are carried at market value. Market value is determined using published quotes or other indicators of value as of the close of business. Unrealized gains and losses that are considered temporary are reported, net of deferred income taxes, as a component of accumulated other comprehensive income or loss in stockholders’ equity until realized.

•	Federal Home Loan Bank of Seattle Stock. Federal Home Loan Bank (“FHLB”) of Seattle stock may only be redeemed by FHLB Seattle or sold to another member institution at par. Therefore, this investment is restricted and is carried at cost.

•	Held to Maturity. Investments in debt securities that management has the intent and ability to hold until maturity are classified as held to maturity and are carried at their remaining unpaid principal balance, net of unamortized premiums or unaccreted discounts.
      Premiums are amortized and discounts are accreted using the level interest yield method over the estimated remaining term of the underlying security. Realized gains and losses on sales of investments and mortgage-backed securities are recognized in the statement of income in the period sold using the specific identification method.
Loans Held for Sale
      Loans originated and intended for sale are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through charges to income. The Company typically sells such loans without recourse.

INTERMOUNTAIN COMMUNITY BANCORP
SUMMARY OF ACCOUNTING POLICIES — (Continued)
      The Company records a transfer of financial assets as a sale when it surrenders control over those financial assets to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. The Company considers control surrendered when all conditions prescribed by SFAS No. 140 are met. Those conditions focus on whether the transferred assets are isolated beyond the reach of the Company and its creditors, the constraints on the transferee or beneficial interest holders, and the Company’s rights or obligations to reacquire transferred financial assets.
Loans Receivable
      Loans receivable that management of Intermountain has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balance less any unearned income, premiums or discounts and an associated allowance for losses on loans. Unearned income includes deferred loan origination fees reduced by loan origination costs.
      Interest income is recognized over the term of the loans receivable based on the unpaid principal balance. The accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to make payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is then subsequently recognized only to the extent cash payments are received in excess of principal due.
Allowance for Losses on Loans
      The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.
      A loan is considered impaired when based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement.
Loan Origination and Commitment Fees
      Loan origination fees, net of direct origination costs, are deferred and recognized as interest income using the level interest yield method over the contractual term of each loan adjusted for actual loan prepayment experience.
      Loan commitment fees are deferred until the expiration of the commitment period unless management believes there is a remote likelihood that the underlying commitment will be exercised, in which case the fees are amortized to fee income using the straight-line method over the commitment period. If a loan commitment is exercised, the deferred commitment fee is accounted for in the same manner as a loan origination fee. Deferred commitment fees associated with expired commitments are recognized as fee income.
Other Real Estate Owned
      Properties acquired through, or in lieu of, foreclosure of defaulted real estate loans are carried at the lower of cost or fair value (less estimated costs to sell). Development and improvement costs related to

INTERMOUNTAIN COMMUNITY BANCORP
SUMMARY OF ACCOUNTING POLICIES — (Continued)
the property are capitalized to the extent they are deemed to be recoverable. Subsequent to foreclosure, management periodically performs valuations and the assets are carried at the lower of carrying amount or fair value less cost to sell. Expenses for maintenance and changes in the valuation allowance are charged to earnings. Other real estate owned is included with prepaid expenses and other assets, net, on the consolidated balance sheet.
Office Properties and Equipment
      Office properties and equipment are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, ranging from two to thirty years. Expenditures for new properties and equipment and major renewals or betterments are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred. Upon sale or retirement, the cost and related accumulated depreciation are removed from the respective property or equipment accounts, and the resulting gains or losses are reflected in operations.
Bank-Owned Life Insurance
      Bank-owned life insurance (BOLI) is carried at the initial premium paid for the policies plus the increase in the cash surrender value.
Goodwill and Other Intangibles
      In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill and intangible assets with indefinite lives are not amortized, but are subject to impairment tests at least annually. Intangible assets with finite lives, including core deposit intangibles, are amortized over the estimated life of the depositor relationships acquired, currently ten years.
Advertising and Promotion
      The Company expenses all costs associated with its advertising and promotional efforts as incurred. Those costs are included with operating expenses on the consolidated statements of income.
Income Taxes
      Intermountain accounts for income taxes using the liability method, which requires that deferred tax assets and liabilities be determined based on the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities and tax attributes using enacted tax rates in effect in the years in which the temporary differences are expected to reverse.
Earnings Per Share
      Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding increased by the additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.
Stock-Based Compensation
      As allowed by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” Intermountain has elected to retain the compensation measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and its related interpretations, for stock options. Under APB No. 25, compensation cost is

INTERMOUNTAIN COMMUNITY BANCORP
SUMMARY OF ACCOUNTING POLICIES — (Continued)
recognized at the measurement date of the amount, if any, that the quoted market price of Intermountain’s common stock exceeds the option exercise price. The measurement date is the date at which both the number of options and the exercise price for each option are known.
      If compensation cost for Intermountain’s plans had been determined based on the fair value at the grant dates for awards under the plans, Intermountain’s reported net income and income per share would have been reduced to the pro forma amounts indicated below for the years ended December 31, 2004, 2003, and 2002. Earnings per share data has been adjusted for the effect of the 3-for-2 stock split effective March 10, 2005 (See Note 22).

	Years Ended December 31,

	2004	2003	2002

Reported net income	$4,345,849	$3,660,510	$2,589,904
Add back: Stock-based employee compensation expense, net of related tax effects	23,225	105,653	169,809
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(144,198)	(215,475)	(292,062)

Pro forma net income	$4,224,876	$3,550,688	$2,467,651

Basic earnings per share:
Reported earnings per share	$0.88	$0.77	$0.55
Stock-based employee compensation, fair value	(0.03)	(0.02)	(0.02)

Pro forma earnings per share	$0.85	$0.75	$0.53

Dilutive earnings per share:
Reported earnings per share	$0.80	$0.72	$0.53
Stock-based employee compensation, fair value	(0.03)	(0.02)	(0.02)

Pro forma earnings per share	$0.77	$0.70	$0.51

      The weighted average fair value of options granted during the years ended December 31, 2004, 2003, and 2002 was $8.71, $5.04 and $4.71 respectively.
      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants:

	2004	2003	2002

Dividend yield	0.0%	0.0%	0.0%
Expected volatility	45.3%	46.6%	18.4%
Risk free interest rates	4.5%	4.0%	5.2%
Expected option lives	5 years	5 years	5 years
Estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for loan losses, valuation

INTERMOUNTAIN COMMUNITY BANCORP
SUMMARY OF ACCOUNTING POLICIES — (Continued)
of investments, deferred tax assets and liabilities and valuation and recoverability of goodwill and intangible assets.
Business Combinations
      Pursuant to SFAS No. 141 “Business Combinations”, Intermountain’s mergers and acquisitions are accounted for under the purchase method of accounting. Accordingly, the assets and liabilities of the acquired entities are recorded by Intermountain at their respective fair values at the date of the acquisition and the results of operations are included with those of Intermountain commencing with the date of acquisition. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed, including identifiable intangible assets, is recorded as goodwill.
Reclassifications
      Certain amounts in the 2003 and 2002 financial statements have been reclassified to conform with the current year’s presentation. These reclassifications had no effect on total stockholders’ equity or net income as previously reported.
Recent Accounting Pronouncements
      SFAS No. 123 (revised 2004) (“SFAS 123R”), “Share-Based Payment”. In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004). SFAS 123R replaces SFAS No. 123 “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”. SFAS 123R will require that the compensation cost relating to share-based payment transactions be recognized in the Company’s financial statements, eliminating pro forma disclosure as an alternative. That cost will be measured based on the grant-date fair value of the equity or liability instruments issued. SFAS 123R is effective for Intermountain as of July 1, 2005. The Company believes the adoption of SFAS 123R will result in a pre-tax gross compensation expense of $112,000 for the six months of 2005 for which SFAS 123R will be effective. For years 2006 and beyond, a full year of compensation expense will be recognized.
      FIN No. 46R “Consolidation of Variable Interest Entities — an Interpretation of Accounting Research Bulletin No. 51”. In December 2003, the FASB issued FIN No. 46 (Revised), “Consolidation of Variable Interest Entities” (“FIN No. 46R”), which provides further guidance on the accounting for variable interest entities. Intermountain adopted FIN No. 46R as of December 31, 2003, and the Company has applied the provisions of FIN No. 46R beginning in the first quarter of 2004 by deconsolidating its subsidiary statutory trusts that issue Trust Preferred Securities to investors. The amounts payable to these trusts continue to be treated as other borrowings. The adoption of FIN No. 46R did not have a material effect on Intermountain’s consolidated financial statements.
      In July 2003, the Board of Governors of the Federal Reserve issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. In May 2004, the Federal Reserve Board requested public comment on a proposed rule that would retain trust preferred securities in the Tier 1 capital of bank holding companies, but with stricter quantitative limits and clearer qualitative standards. The comment period ended July 11, 2004, but no formal ruling has been issued to date. Under the proposal, after a three-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25 percent of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. The Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if necessary or warranted, provide further appropriate guidance.

INTERMOUNTAIN COMMUNITY BANCORP
SUMMARY OF ACCOUNTING POLICIES — (Continued)
There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier 1 capital for regulatory capital purposes. As of December 31, 2004, assuming the Company was not allowed to include the $16.0 million in trust preferred securities issued by Intermountain Statutory Trust I and II in Tier 1 capital, the Company would still exceed the regulatory required minimums for capital adequacy purposes. If the trust preferred securities were no longer allowed to be included in Tier 1 capital, the Company would also be permitted to redeem the capital securities, which bear interest at 6.75% and 4.87%, respectively, without penalty.
      FASB Emerging Issues Task Force (“EITF”) Issue 03-1: “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. In November 2003 and March 2004, the FASB’s EITF issued a consensus on EITF Issue 03-1. EITF 03-1 contains new guidance on other-than-temporary impairments of investment securities. The guidance dictates when impairment is deemed to exist, provides guidance on determining if impairment is other than temporary, and directs how to calculate impairment loss. Issue 03-1 also details expanded annual disclosure rules. In September 2004, the FASB’s EITF issued EITF Issue No. 03-1-1 “Effective Date of Paragraphs 10-20 of EITF Issue 03-1 The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, which delays the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF 03-1 to be concurrent with the final issuance of EITF 03-1-a “Implementation Guidance for the Application of Paragraph 16 of EITF 03-1 The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. EITF 03-1 is currently being debated by the FASB in regards to final guidance and effective date with a comment period that ended October 29, 2004. EITF 03-1, as issued, was originally effective for periods beginning after June 15, 2004 and the disclosure requirements of this consensus remain in effect. The adoption of the original EITF 03-1 (excluding paragraphs 10-20) did not have a material impact on the Company’s financial position or results of operations. The FASB’s final guidance on EITF Issue 03-1 may alter the criteria by which the Company assesses if an impairment is temporary or permanent.
      Statement of Position 03-3 (“SOP 03-3”): “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”. In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-03, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP). This SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It also includes such loans acquired in purchase business combinations. This SOP does not apply to loans originated by the entity. This SOP limits the yield that may be accreted and requires that the excess of contractual cash flows over cash flows expected to be collected not be recognized as an adjustment of yield, loss accrual, or valuation allowance.
      This SOP prohibits “carrying over” or creation of valuation allowances in the initial accounting for loans acquired in a transfer that are within its scope. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. In management’s opinion, the adoption of this pronouncement will not have a material impact on the Company’s financial position or results of operations.

INTERMOUNTAIN COMMUNITY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Investments
      The amortized cost and fair values of investments are as follows:

	Available-for-Sale

		Gross	Gross
		Unrealized	Unrealized	Fair Value/
	Amortized Cost	Gains	Losses	Carrying Value

December 31, 2004
U.S. treasury securities and obligations of U.S. government agencies	$60,853,414	$133,659	$(696,721)	$60,290,352
Mortgage-backed securities	40,428,099	38,369	(310,674)	40,155,794
State and municipal securities	313,421	381	(1,755)	312,047
Corporate bonds	2,002,255	18,850	(21,005)	2,000,100

	$103,597,189	$191,259	$(1,030,155)	$102,758,293

December 31, 2003
U.S. treasury securities and obligations of U.S. government agencies	$36,503,018	$557,189	$(91,921)	$36,968,286
Mortgage-backed securities	34,171,436	99,867	(239,367)	34,031,936
Corporate bonds	5,475,536	146,212	(20,500)	5,601,248

	$76,149,990	$803,268	$(351,788)	$76,601,470

	Held-to-Maturity

	Carrying
	Value/	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

December 31, 2004
State and municipal securities	$5,409,170	$38,506	$(31,517)	$5,416,159
December 31, 2003
State and municipal securities	$3,336,234	$45,220	$(23,781)	$3,357,673
      For the years ended December 31, 2004, 2003, and 2002 gross realized gains on sales of available-for-sale securities were $78,551, $46,390, and $426,476 with gross realized losses amounting to $29,735, $7,309, and $0 respectively. Proceeds from sales of available-for-sale securities were $9,249,969, $16,468,878 and $13,703,982 for the years ended December 31, 2004, 2003 and 2002, respectively.
      Securities with a fair value of approximately $33,068,000 and $22,152,000 at December 31, 2004 and 2003, respectively, were pledged to secure public deposits, repurchase agreements and other purposes required and/or permitted by law.

INTERMOUNTAIN COMMUNITY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At December 31, 2004, the amortized cost and fair value of available-for-sale and held-to-maturity debt securities, by contractual maturity, follows:

	Available-for-Sale		Held-to-Maturity

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

One year or less	$7,048,603	$7,097,756	$427,356	$429,789
After one year through five years	48,788,947	48,281,893	3,669,967	3,678,482
After five years through ten years	7,123,978	7,015,619	366,885	367,501
After ten years	207,562	207,231	944,962	940,387

	63,169,090	62,602,499	5,409,170	5,416,159
Mortgage-backed securities	40,428,099	40,155,794	—	—

	$103,597,189	$102,758,293	$5,409,170	$5,416,159

      Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
      The following table summarizes the duration of Intermountain’s unrealized losses on available-for-sale and held-to-maturity securities at December 31, 2004 and December 31, 2003.

	Less than 12 Months		12 Months or Longer		Total

		Unrealized		Unrealized		Unrealized
December 31, 2004	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. treasury securities and obligations of U.S. government agencies	$45,501,094	$631,102	$4,875,753	$65,619	$50,376,847	$696,721
Corporate bonds	—	—	978,996	21,005	978,996	21,005
State, and municipal securities	2,349,983	15,714	579,907	17,558	2,929,890	33,272
Mortgage-backed securities	19,870,195	186,017	13,083,998	124,657	32,954,193	310,674

Total	$67,721,272	$832,833	$19,518,654	$228,839	$87,239,926	$1,061,672

	Less than 12 Months		12 Months or Longer		Total

		Unrealized		Unrealized		Unrealized
December 31, 2003	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. treasury securities and obligations of U.S. government agencies	$9,321,450	$91,921	$—	$—	$9,321,450	$91,921
Corporate bonds	1,979,500	20,500	—	—	1,979,500	20,500
State, and municipal securities	1,104,150	23,781	—	—	1,104,150	23,781
Mortgage-backed securities	20,243,756	238,475	171,322	892	20,415,078	239,367

Total	$32,648,856	$374,677	$171,322	$892	$32,820,178	$375,569

      Intermountain’s investment portfolios are managed to provide and maintain liquidity; to maintain a balance of high quality, diversified investments to minimize risk; to provide collateral for pledging; and to

INTERMOUNTAIN COMMUNITY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
maximize returns. Management believes that all unrealized losses as of December 31, 2004 and 2003 to be market driven, with no permanent sector or issuer credit concerns or impairments.

2.	Loans Receivable
      The components of loans receivable are as follows:

	December 31,

	2004	2003

Commercial	$304,783,321	$215,395,415
Residential	94,169,579	58,728,271
Consumer	24,245,377	16,551,947
Municipal	2,598,183	1,750,698

Total loans receivable	425,796,460	292,426,331
Allowance for loan losses	(6,902,072)	(5,117,722)
Deferred loan fees, net of direct origination costs	(234,035)	(52,514)

Loans receivable, net	$418,660,353	$287,256,095

Weighted average interest rate	6.81%	6.60%

      An analysis of the changes in the allowance for losses on loans is as follows:

	Years Ended December 31,

	2004	2003	2002

Allowance for loan losses, beginning of year	$5,117,722	$3,259,451	$2,573,801
Acquired reserve from business combination	1,107,844	1,624,351	—
Loans charged off	(743,265)	(1,117,332)	(1,002,988)
Recoveries	193,872	396,569	81,428
Allowance related to loan sales	(212,574)	—	—
Provision for losses on loans	1,438,473	954,683	1,607,210

Allowance for loan losses, end of year	$6,902,072	$5,117,722	$3,259,451

      Loans that are not performing in accordance with their original contractual terms at December 31, 2004 and 2003 were approximately $1,218,000 and $174,000, respectively. The total allowance for losses related to these loans at December 31, 2004 and 2003 was $413,000 and $47,000, respectively.
      For loans on nonaccrual status, interest income of approximately $10,000, $3,000, and $11,000 was recorded for the years ended December 31, 2004, 2003, and 2002, respectively. If these nonaccrual loans had performed in accordance with their original contract terms, additional income of approximately $55,000, $7,000, and $104,000 would have been recorded for the years ended December 31, 2004, 2003, and 2002, respectively.

INTERMOUNTAIN COMMUNITY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At December 31, 2004, the contractual principal payments due on outstanding loans receivable are shown below. Actual payments may differ from expected payments because borrowers have the right to prepay loans, with or without prepayment penalties.

Year Ending December 31,	Amount

2005	$172,000,515
2006	40,126,274
2007	31,223,655
2008	29,631,499
2009	32,458,899
Thereafter	120,355,618

$425,796,460

3.	Office Properties and Equipment
      The components of office properties and equipment as of December 31, 2004 and 2003, are as follows:

	December 31,

	2004	2003

Land	$2,525,450	$2,127,409
Buildings and improvements	7,227,851	6,414,574
Construction in progress	1,230,809	—
Furniture and equipment	8,054,079	5,636,605

	19,038,189	14,178,588
Less accumulated depreciation	(6,096,995)	(4,736,219)

	$12,941,194	$9,442,369

      The construction in progress balance is related to the new Coeur d’Alene building. The Company anticipates an additional $2,600,000 to complete and furnish the building, which is scheduled to be completed in May 2005. Depreciation expense for the years ended December 31, 2004, 2003, and 2002 was approximately $1,362,000, $1,225,000, and $867,000 respectively.

4.	Goodwill and Other Intangible Assets
      Intermountain has goodwill and core deposit intangible assets, which were recorded in connection with business combinations (see Note 21). The value of the core deposit intangibles is amortized over the estimated life of the depositor relationships, currently ten years. At December 31, 2004 and 2003, the net carrying value of core deposit intangibles was approximately $1,238,000 and $642,000, respectively. Accumulated amortization at December 31, 2004 and 2003, was approximately $159,000 and $65,000, respectively. Amortization expense related to core deposit intangibles for the years ended December 31,

INTERMOUNTAIN COMMUNITY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2004, 2003 and 2002 was approximately $94,000, $65,000 and $0, respectively. Intangible amortization for each of the next five years is estimated to be as follows:

Year Ending December 31,	Amount

2005	$186,000
2006	171,000
2007	158,000
2008	147,000
2009	137,000

$799,000

      The changes in carrying value of goodwill for the years ended December 31, 2004 and 2003 are as follows:

Amount

Balance as of January 1, 2003	$—
Goodwill acquired during the year	1,150,493
Balance as of December 31, 2003	1,150,493
Goodwill acquired during the year	10,248,702

Balance as of December 31, 2004	$11,399,195

      The Company evaluates its goodwill for impairment at least annually. There was no impairment in 2004 and 2003. Goodwill of approximately $1,150,000 as of December 31, 2004 and 2003 is deductible for income tax purposes.

5.	Deposits
      The components of deposits and applicable yields as of December 31, 2004 and 2003, are as follows:

	December 31,

	2004	2003

Demand	$109,627,134	$76,438,798
NOW and money market 0.0% to 2.24%	171,473,487	114,321,949
Savings and IRA 0.00% to 6.50%	61,112,860	45,807,463

	342,213,481	236,568,210
Certificate of deposit accounts:
Up to 1.99%	56,797,648	51,070,539
2.00% to 2.99%	55,377,605	19,815,903
3.00% to 3.99%	13,976,672	19,663,833
4.00% to 4.99%	4,965,102	11,579,231
5.00% to 5.99%	17,043,535	3,755,936
6.00% to 6.99%	9,549,014	1,412,028
7.00% and over	1,000,000	1,000,000

	158,709,576	108,297,470

Total deposits	$500,923,057	$344,865,680

INTERMOUNTAIN COMMUNITY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The weighted average interest rate paid on certificate of deposit accounts was 2.85% and 2.57% at December 31, 2004 and 2003, respectively.
      At December 31, 2004, the scheduled maturities of certificate of deposit accounts are as follows:

	Weighted Average
Year Ending December 31,	Interest Rate	Amounts

2005	2.98%	$92,107,809
2006	2.44%	52,792,195
2007	3.57%	6,640,126
2008	3.19%	3,124,162
2009	3.73%	3,980,284
Thereafter	5.88%	65,000

		$158,709,576

      At December 31, 2004, the remaining maturities of certificate of deposit accounts with a minimum balance of $100,000 were as follows:

Amounts

Less than three months	$15,102,382
Three to six months	13,555,735
Six to twelve months	17,277,264
Over twelve months	30,930,117

$76,865,498

      The components of interest expense associated with deposits are as follows:

	Years Ended December 31,

	2004	2003	2002

NOW and money market accounts	$771,718	$866,697	$1,072,141
Savings accounts	393,480	424,980	390,440
Time deposit accounts	3,429,857	2,925,316	2,169,450

	$4,595,055	$4,216,993	$3,632,031

6.	Securities Sold Subject To Repurchase Agreements
      Securities sold under agreements to repurchase, which are classified as secured borrowings generally are short-term agreements. These agreements are treated as financing transactions and the obligations to repurchase securities sold are reflected as a liability in the consolidated financial statements. The dollar amount of securities underlying the agreements remains in the applicable asset account. These agreements have a weighted average interest rate of 1.75% and 0.58% at December 31, 2004 and 2003, respectively. All repurchase agreements mature on a daily basis. At December 31, 2004 and 2003, the Company pledged as collateral investments and mortgaged backed securities with aggregate amortized costs of $20.3 million and $17.8 million, respectively. These investments and mortgaged backed securities had market values of $20.2 million and $18.3 million at December 31, 2004 and 2003, respectively.

INTERMOUNTAIN COMMUNITY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Advances From Federal Home Loan Bank
      During June of 2003 the Bank obtained an advance from the Federal Home Loan Bank of Seattle (FHLB Seattle) in the amount of $5,000,000. The note is due in 2008 with interest only payable monthly at 2.71%.
      Advances from FHLB Seattle are collateralized by certain qualifying loans with a carrying value of approximately $5,000,000 at December 31, 2004. The Bank’s credit line with FHLB Seattle is limited to a percentage of its total regulatory assets subject to collateralization requirements. At December 31, 2004, Intermountain had the ability to borrow an additional $14,720,000 from FHLB Seattle. Intermountain would be able to borrow additional amounts from the FHLB Seattle with the placement of additional available collateral.

8.	Other Borrowings
      In January 2003, the Company issued $8.0 million of Trust Preferred securities through its subsidiary, Intermountain Statutory Trust I. The debt associated with these securities bears interest at 6.75%, interest only is paid quarterly starting in June 2003. The debt is callable by the Company in March 2008 and matures in March 2033.
      In March 2004, the Company issued $8.0 million of Trust Preferred securities through its subsidiary, Intermountain Statutory Trust II. The debt is callable by the Company after five years, bears interest on a variable basis tied to the 90 day LIBOR (London Inter-Bank Offering Rate) index plus 2.8% and matures in April 2034. The rate on this borrowing was 4.87% at December 31, 2004.
      Overnight-unsecured borrowing lines have been established at US Bank, the Federal Home Loan Bank of Seattle and with the Federal Reserve Bank of San Francisco. At December 31, 2004, the Company had approximately $10.0 million of overnight funding available and no fed funds sold. In addition, $2 to $5 million in funding is available on a semiannual basis from the State of Idaho in the form of negotiated certificates of deposit.

9.	Income Taxes
      The tax effects of the principal temporary differences giving rise to deferred tax assets and liabilities as of December 31, 2004 and 2003 were as follows:

	2004		2003

	Assets	Liabilities	Assets	Liabilities

Allowance for losses on loans	$1,953,429	$—	$1,250,943	$—
Investments	329,519	—	—	(176,978)
FHLB stock	—	(71,034)	—	(52,690)
Office properties and equipment	—	(567,785)	—	(284,357)
Deferred compensation	420,929	—	141,481	—
Termination of licensing agreement	—	—	87,711	—
Core deposit intangible	—	(247,095)	—	—
Other	—	(3,521)	—	(786)

Total deferred income taxes	$2,703,877	$(889,435)	$1,480,135	$(514,811)

      A valuation allowance against deferred tax assets has not been established as it is more likely than not that these assets will be realized through the refund of prior years’ taxes or the generation of future taxable

INTERMOUNTAIN COMMUNITY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
income. Net deferred tax assets of approximately $1,814,000 and $965,000, as of December 31, 2004 and 2003, respectively, are included in prepaid expenses and other assets on the consolidated balance sheets.
      The components of Intermountain’s income tax provision are as follows:

	Year Ended December 31,

	2004	2003	2002

Current income taxes:
Federal	$2,094,309	$1,918,776	$1,266,584
State	378,241	292,769	130,408

	2,472,550	2,211,545	1,396,992
Deferred tax benefit	(300,735)	(305,648)	(83,185)

	$2,171,815	$1,905,897	$1,313,807

      A reconciliation of the income tax provision and the amount of income taxes computed by applying the statutory federal corporate income tax rate to income before income taxes for the years ended December 31, 2004, 2003 and 2002, is as follows:

	2004		2003		2002

	Amount	%	Amount	%	Amount	%

Income tax provision at federal statutory rate	$2,216,006	34.0%	$1,892,578	34.0%	$1,327,262	34.0%
Tax effect of:
State taxes (net of federal tax benefit)	208,536	3.2%	156,645	2.8%	78,018	2.0%
Tax exempt income and other, net	(252,727)	(3.9)%	(143,326)	(2.6)%	(91,473)	(2.3)%

	$2,171,815	33.3%	$1,905,897	34.2%	$1,313,807	33.7%

10.	Stock Options
      On August 18, 1999, the shareholders of Intermountain approved two stock option plans, one for certain key employees of the Bank (the 1999 Employee Stock Option Plan) and another for the Directors of Intermountain (the Director Stock Option Plan). The 1999 Employee Stock Option Plan replaced a 10-year plan that expired in February 1998. Options for a total of 205,646 shares were granted under the 1988 Employee Stock Option Plan and 44,575 remain outstanding as of December 31, 2004.
      In December 2003, the Board of Directors amended the 1999 Employee Stock Option Plan to provide for 291,100 shares of common stock in Intermountain to be granted as either qualified or nonqualified incentive stock options at a price no less than the book value of the common stock at the time of issue. Additionally, if the grant is an incentive option to an employee owning 10 percent or more of common stock, then the issue price cannot be less than 110 percent of the fair market value of the common stock at the time of issue. These options vest over a period up to five years and expire in 10 years.
      At a shareholder meeting held on December 17, 2003, an amendment to increase the number of shares allocated to the 1999 Employee Stock Option Plan to 582,200 was approved subject to a 2-for-1 stock split which was effective December 29, 2003. Under the amended 1999 Employee Stock Option Plan, 120,763 options remain available for grant as of December 31, 2004.

INTERMOUNTAIN COMMUNITY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Directors Stock Option Plan was adopted to provide incentives to Directors of Intermountain thereby helping to attract and retain the best available individuals for positions as directors of the corporation. The plan provides for a total of 146,410 common stock options at a price not less than the greater of (1) the fair market value of the common stock or (2) the net book value of the common stock at the time of the grant. These options vest over a five-year term and expire in 10 years. At December 31, 2004, 34,172 options remain available for grant under this Plan.
      Stock option transactions for all of the above described plans are summarized as follows:

		Weighted
	Number of	Average	Exercise Price
	Shares	Exercise Price	Per Share

Balance, December 31, 2001	609,164	$6.33	$1.11 - 8.37
Options granted	41,036	7.96	7.53 - 8.75
Options exercised	(20,294)	2.11	1.11 - 8.20
Options forfeited and canceled	(71,389)	3.55	1.71 - 8.04

Balance, December 31, 2002	558,517	6.90	2.22 - 8.75
Options granted	72,778	10.14	8.46 - 14.50
Options exercised	(36,387)	5.69	2.22 - 8.75
Options forfeited and canceled	(18,946)	5.50	3.62 - 10.00

Balance, December 31, 2003	575,962	7.43	2.24 - 14.50
Options from acquisition	26,530	9.36	8.58 - 10.75
Options granted	53,248	19.28	8.70 - 23.95
Options exercised	(116,840)	6.60	2.24 - 10.75
Options forfeited and canceled	(3,182)	14.42	7.54 - 23.50

Balance, December 31, 2004	535,718	$8.85	$2.83 - 23.95

      The following table presents information about the options as of December 31, 2004:

	Total Outstanding			Exercisable

		Weighted	Weighted		Weighted
	Number	Average	Average		Average
	of	Exercise	Remaining	Number	Exercise
Range of Exercise Price	Shares	Price	Life (Years)	of Shares	Price

$ 2.83-$ 2.90	3,674	$2.83	0.3	3,674	$2.83
$ 2.90-$ 4.35	3,982	3.62	1.3	3,982	3.62
$ 4.35-$ 5.80	63,567	5.18	3.5	63,034	5.18
$ 5.80-$ 7.25	82,998	6.86	6.0	55,300	6.84
$ 7.25-$ 8.70	257,281	8.06	4.6	225,957	8.05
$ 8.70-$10.15	76,654	9.83	7.2	27,264	9.85
$10.15-$11.60	9,429	11.07	7.5	2,846	10.96
$13.05-$14.50	1,000	14.50	8.8	200	14.50
$22.00-$23.95	37,133	23.43	9.3	—	—

	535,718	$8.85	5.4	382,257	$7.46

      The exercisable options outstanding at December 31, 2004 and 2003 were 382,257 and 378,952, respectively. The weighted average exercise prices for the same periods were $7.46 and $6.92, respectively.

INTERMOUNTAIN COMMUNITY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The number of shares and exercise prices have not been adjusted for the 3-for-2 stock split effective March 10, 2005.

11.	Earnings per Share
      The following table presents a reconciliation of the numerators and denominators used in the basic and diluted earnings per share computations for the years ended December 31 2004, 2003, and 2002. Weighted average shares outstanding have been adjusted for the 3-for-2 stock split declared February 24, 2005, which will be effective March 10, 2005.

	Years Ended December 31,

	2004	2003	2002

Numerator:
Net income — basic and diluted	$4,345,849	$3,660,510	$2,589,904
Denominator:
Weighted average shares outstanding — basic	4,950,866	4,735,269	4,668,573
Effect of dilutive common stock options	506,847	350,636	217,325

Weighted average shares outstanding — diluted	5,457,713	5,085,905	4,885,898

Earnings per share — basic and diluted:
Earnings per share — basic	$0.88	$0.77	$0.55
Effect of dilutive common stock options	(0.08)	(0.05)	(0.02)

Earnings per share — diluted	$0.80	$0.72	$0.53

      At December 31, 2004, 2003 and 2002 there were approximately 4,797, 1,500, and 0 shares outstanding respectively, which were not included in the dilutive calculations above as they were anti-dilutive.

12.	Stockholders’ Equity
      As of February 24, 2005, the Board of Directors approved a 3-for-2 stock split which will be effective March 10, 2005.
      On November 2, 2004, Snake River Bancorp, Inc. was merged with and into Intermountain, with Intermountain being the surviving corporation in the merger. Intermountain issued 504,460 shares of common stock in exchange for all of the stock of Snake River Bancorp, Inc.
      During 2004 and 2003, Intermountain purchased and subsequently retired 2,093 and 15,360 shares of common stock, respectively.
      At a shareholder meeting held December 17, 2003, a resolution was passed approving the elimination of the par value of common stock and increasing the number of authorized common shares of stock to 7,084,000. As of December 18, 2003, the Board of Directors approved a 2-for-1 stock split to all shareholders of record as of December 18, 2003.

13.	Regulatory Matters
      The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 2004 and 2003, approximately $4.3 million and $3.7 million of retained earnings was available for dividend declaration without prior regulatory approval.

INTERMOUNTAIN COMMUNITY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by state and federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct, material effect on the Company’s financial statements.
      Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
      Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 2004, that the Company and the Bank meet all capital adequacy requirements to which it is subject.
      As of December 31, 2004, the most recent notification from the Federal Deposit Insurance Corporation (“FDIC”) and the State of Idaho Department of Finance categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Company’s or the Bank’s category.

INTERMOUNTAIN COMMUNITY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth the amounts and ratios regarding actual and minimum core Tier 1 risk-based and total risk-based capital requirements, together with the amounts and ratios required in order to meet the definition of a “well–capitalized” institution.

					Well-Capitalized
	Actual		Capital Requirements		Requirements

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2004
Total capital (to risk-weighted assets):
The Company	$54,540,000	11.24%	$38,804,000	8%	$48,506,000	10%
Panhandle State Bank	50,243,000	10.36%	38,767,000	8%	48,459,000	10%
Tier I capital (to risk-weighted assets):
The Company	47,460,000	9.78%	19,402,000	4%	29,103,000	6%
Panhandle State Bank	44,169,000	9.11%	19,384,000	4%	29,075,000	6%
Tier I capital (to average assets)
The Company	47,460,000	8.66%	22,431,000	4%	27,406,000	5%
Panhandle State Bank	44,169,000	8.06%	21,927,000	4%	27,409,000	5%
As of December 31, 2003
Total capital (to risk-weighted assets):
The Company	$36,983,000	11.77%	$25,128,000	8%	$31,410,000	10%
Panhandle State Bank	35,921,000	11.43%	25,133,000	8%	31,416,000	10%
Tier I capital (to risk-weighted assets):
The Company	33,042,000	10.52%	12,564,000	4%	18,846,000	6%
Panhandle State Bank	31,979,000	10.18%	12,566,000	4%	18,850,000	6%
Tier I capital (to average assets)
The Company	33,042,000	8.16%	16,206,000	4%	20,258,000	5%
Panhandle State Bank	31,979,000	7.90%	16,202,000	4%	20,252,000	5%

14.	Commitments and Contingent Liabilities
      The Company is engaged in lending activities with borrowers in a variety of industries. A substantial portion of lending is concentrated in the regions in which the Company is located. Collateral on loans, loan commitments and standby letters of credit vary and may include accounts receivable, inventories, investment securities, real estate, equipment and vehicles. The amount and nature of collateral required is based on credit evaluations of the individual customers.
      The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its banking customers. These financial instruments generally include commitments to extend credit, credit card arrangements, standby letters of credit and financial guarantees. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet. The contract amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.
      The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, credit card arrangements, standby letters of credit and

INTERMOUNTAIN COMMUNITY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
financial guarantees written is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.
      The contractual amounts of these financial instruments representing credit risk at December 31, 2004, were as follows:

Commitments to extend credit	$115,046,000
Credit card arrangements	$4,879,000
Standby letters of credit	$2,342,000
      Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit typically expire during the next 12 months.
      Intermountain leases office space and equipment. As of December 31, 2004, future minimum payments under all of the Company’s non-cancelable operating leases that have initial terms in excess of one year are due as follows:

Year Ending December 31,	Amount

2005	$561,954
2006	473,293
2007	424,481
2008	438,951
2009	432,296
Thereafter	3,500,616

$5,831,591

      Rent expense under these agreements for the years ended December 31, 2004, 2003, and 2002 totaled approximately $447,000, $356,000, and $157,000, respectively.
      Subsequent to the year ended December 31, 2004, the Company entered into a property lease for a new Spokane Valley branch in Washington. The Spokane Valley lease is at a cost of $2,833 per month for a lease term of 5 years (see Note 22). This lease commitment is not included in the above table.

15.	Employee Benefits Plans
      The Company sponsors a 401(k) profit sharing plan covering employees meeting minimum eligibility requirements. Employee contributions are voluntary, and the Company may make elective contributions to match up to 50% of the employee’s contribution up to 8% of eligible compensation. The Company’s contributions to the plan for the years ended December 31, 2004, 2003, and 2002 totaled approximately $241,000, $215,000, and $107,000, respectively.
      During 2003, the Company entered into a split dollar life insurance agreement on behalf of the Company’s key executive officers. The policies were fully funded at purchase. The Company and officers’ estate are co-beneficiaries, with each receiving a certain amount upon death of the officer. Also, as a result of the Snake River Bancorp, Inc. acquisition in November 2004, the Company also assumed a split dollar life insurance agreement with Snake River directors and key executive officers.

INTERMOUNTAIN COMMUNITY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company has various compensation plans for employees. Contributions to the plan are at the discretion of the Board of Directors. Deferred compensation expense for the plans described below for the years ended December 31, 2004, 2003, and 2002 was approximately $2,148,000, $1,493,000, and $861,000, respectively. These various compensation plans are discussed in detail below.

•	In December 2000, Intermountain executed a deferred compensation agreement with the Bank’s Chief Executive Officer for approximately $123,000. In December 2001, Intermountain executed a deferred compensation agreement with the Bank’s President for approximately $125,000. Both agreements provide for vesting over five equal installments, beginning on the respective grant date under the agreement.

•	The Company has annual incentive plans for key employees. Amounts are paid annually within 60 days after each year end. The accrued balance at December 31, 2004 and 2003 for these plans was approximately $1,407,000 and $1,253,000, respectively.

•	In 2003, the Company adopted a Supplemental Executive Retirement Plan (“SERP”). The SERP is a non-qualified unfunded plan designed to provide retirement benefits for two key employees of Intermountain. Participants will receive approximately $258,620 in annual payments for 10 years beginning at normal retirement age. Retirement benefits vest after ten years of continued service and benefits are reduced for early retirement. The disability benefit is similar to the reduced benefit for early retirement without any vesting requirements. The plan provides for a change in control benefit if, within one year of a change in control, the participant’s employment is terminated. Total amount accrued under the plan as of December 31, 2004 and 2003, was approximately $83,000 and $80,000, respectively.

•	In January 2003, the Company implemented a long-term executive incentive plan, based on long-term corporate goals, to provide compensation in the form of stock grants to key executive officers. Participants are required to remain employed through the end of 2006 to receive any accrued benefits under the plan. Total accrued liabilities related to the long-term incentive plan at December 31, 2004 and 2003, were approximately $850,000 and $280,000, respectively.

•	During 2003, the Company approved stock purchase agreements for certain key officers. Participants must remain employed to receive payments annually in December. Total amount paid under these agreements for 2004 and 2003 was approximately $67,000 and $84,000, respectively. Approximately $189,000 remained available to be awarded at December 31, 2004.

16.	Interest Rate Risk
      The results of operations for financial institutions may be materially and adversely affected by changes in prevailing economic conditions, including rapid changes in interest rates, declines in real estate market values and the monetary and fiscal policies of the federal government. Like all financial institutions, Intermountain’s net interest income and its NPV (the net present value of financial assets, liabilities and off-balance sheet contracts) are subject to fluctuations in interest rates. Currently, Intermountain’s interest-bearing liabilities, consisting primarily of deposits, mature or reprice more rapidly, or on different terms, than do its interest-earning assets, consisting primarily of loans receivable and investments. The fact that liabilities mature or reprice more frequently on average than assets may be beneficial in times of declining interest rates; however, such an asset/liability structure may result in declining net interest income during periods of rising interest rates. The use of the Bank’s pricing strategies typically mitigates the negative impact in a rising interest rate environment.
      To minimize the impact of fluctuating interest rates on net interest income, Intermountain promotes a loan pricing policy of utilizing variable interest rate structures that associates loan rates to the Bank’s internal cost of funds, i.e. deposits and short-term borrowings, as well as other common nationally

INTERMOUNTAIN COMMUNITY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
published interest rate indexes such as the Prime Rate. This approach historically has contributed to a consistent interest rate spread and reduces pressure from borrowers to renegotiate loan terms during periods of falling interest rates. Intermountain currently maintains over fifty percent of its loan portfolio in variable interest rate assets.
      Additionally, the extent to which borrowers prepay loans is affected by prevailing interest rates. When interest rates increase, borrowers are less likely to prepay loans. Whereas when interest rates decrease, borrowers are more likely to prepay loans. Prepayments may affect the levels of loans retained in an institution’s portfolio, as well as its net interest income. Intermountain maintains an asset and liability management program intended to manage net interest income through interest rate cycles and to protect its NPV by controlling its exposure to changing interest rates.
      Intermountain uses a simulation model designed to measure the sensitivity of net interest income and NPV to changes in interest rates. This simulation model is designed to enable Intermountain to generate a forecast of net interest income and NPV given various interest rate forecasts and alternative strategies. The model also is designed to measure the anticipated impact that prepayment risk, basis risk, customer maturity preferences, volumes of new business and changes in the relationship between long and short-term interest rates have on the performance of Intermountain.
      Another monitoring tool used by Intermountain to assess interest rate risk is “gap analysis.” The matching of repricing characteristics of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest sensitive” and by monitoring Intermountain’s interest sensitivity “gap.” Management is aware of the sources of interest rate risk and endeavors to actively monitor and manage its interest rate risk although there can be no assurance regarding the management of interest rate risk in future periods.

17.	Related-Party Transactions
      The Bank has executed certain loans and deposits with its directors, officers and their affiliates. The aggregate amount of loans outstanding to such related parties at December 31, 2004 and 2003 was approximately $517,000 and $591,000, respectively.
      Directors’ fees of approximately $221,000, $140,000, and $124,000 were paid during the years ended December 31, 2004, 2003, and 2002, respectively.
      Two of the Company’s Board of Directors are principals in law firms that provide legal services to Intermountain. During the years ended December 31, 2004, 2003 and 2002 the Company incurred legal fees of approximately $20,000, $34,000, and $17,000, respectively, related to services provided by these firms.
      Two directors of Intermountain who joined the boards of Intermountain and Panhandle State Bank in connection with the Snake River Bancorp, Inc. acquisition and two former employees of Magic Valley Bank, who are now employees of the Company, are all members of a partnership which owns the branch office building of Magic Valley Bank in Twin Falls, Idaho. The lease requires monthly rent of $13,165 and expires on February 29, 2018. The Company has an option to renew the lease for three consecutive five-year terms at current market rates. In connection with the Snake River Bancorp acquisition, the lease was amended to grant the Company a two-year option to acquire the property for $2.5 million. As of March 2005, the Company had not exercised this option to purchase the property.

18.	Fair Value of Financial Instruments
      Fair value estimates are determined as of a specific date in time utilizing quoted market prices, where available, or various assumptions and estimates. As the assumptions underlying these estimates change, the

INTERMOUNTAIN COMMUNITY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
fair value of the financial instruments will change. The use of assumptions and various valuation techniques will likely reduce the comparability of fair value disclosures between financial institutions. Accordingly, the aggregate fair value amounts presented do not represent and should not be construed to represent the full underlying value of Intermountain.
      The methods and assumptions used to estimate the fair values of each class of financial instruments are as follows:
     Cash, Cash Equivalents, Federal Funds and Certificates of Deposit
      The carrying value of cash, cash equivalents, federal funds sold and certificates of deposit approximates fair value due to the relatively short-term nature of these instruments.
     Investments and BOLI
      The fair value of investments is based on quoted market prices. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. The fair value of BOLI is equal to the cash surrender value of the life insurance policies.
     Loans Receivable and Loans Held For Sale
      The fair value of performing mortgage loans, commercial real estate construction, permanent financing, consumer and commercial loans is estimated by discounting the cash flows using interest rates that consider the current credit and interest rate risk inherent in the loans and current economic and lending conditions. The fair value of nonperforming loans is estimated by discounting management’s current estimate of future cash flows using a rate estimated to be commensurate with the risks involved.

Deposits
      The fair values for deposits subject to immediate withdrawal such as interest and non-interest bearing checking, savings and money market deposit accounts, are equal to the amounts payable on demand at the reporting date. The carrying amounts for variable-rate certificates of deposit and other time deposits approximate their fair value at the reporting date. Fair values for fixed-rate certificates of deposit are estimated by discounting future cash flows using interest rates currently offered on time deposits with similar remaining maturities.

Borrowings
      The carrying amounts of short-term borrowings under repurchase agreements approximate their fair values due to the relatively short period of time between the origination of the instruments and their expected payment. The fair value of long-term FHLB Seattle advances and other long-term borrowings is estimated using discounted cash flows analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements with similar remaining terms.

INTERMOUNTAIN COMMUNITY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued Interest
      The carrying amounts of accrued interest payable and receivable approximate their fair value.
      The estimated fair value of the financial instruments as of December 31, 2004 and 2003, are as follows:

	2004		2003

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash, cash equivalents and federal funds sold	$24,166,490	$24,166,490	$16,945,405	$16,945,405
Interest bearing certificates of deposit	100,000	100,000	298,000	298,000
Available-for-sale securities	102,758,293	102,758,293	76,601,470	76,601,470
Held-to-maturity securities	5,409,170	5,416,159	3,336,234	3,357,673
Loans held for sale	5,686,209	5,686,209	3,286,652	3,286,652
Loans receivable, net	418,660,353	418,298,764	287,256,095	289,754,066
Accrued interest receivable	3,721,921	3,721,921	2,694,205	2,694,205
BOLI	6,794,416	6,794,416	5,381,340	5,381,340
Financial liabilities:
Deposit liabilities	500,923,057	500,549,814	344,865,680	344,470,039
Other borrowed funds	42,428,077	40,164,783	30,434,555	30,434,555
Accrued interest payable	753,364	753,364	331,781	331,781

INTERMOUNTAIN COMMUNITY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Quarterly Financial Data ( Unaudited)
      The following tables present Intermountain’s condensed operations on a quarterly basis for the years ended December 31, 2004 and 2003 (dollars in thousands, except per share amounts):

	Year Ended December 31, 2004

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Interest income	$5,967	$6,401	$6,841	$8,105
Interest expense	(1,187)	(1,337)	(1,458)	(1,730)
Provision for losses on loans	(136)	(693)	(168)	(441)
Net interest income after provision for losses on loans	4,644	4,371	5,215	5,934
Other income	1,374	1,860	1,904	2,059
Operating expenses	(4,316)	(4,831)	(5,139)	(6,557)
Income before income taxes	1,702	1,400	1,980	1,436
Income tax provision	(627)	(474)	(721)	(350)
Net income	$1,075	$926	$1,259	$1,086
Earnings per share — basic(1)	$0.23	$0.19	$0.26	$0.20
Earnings per share — diluted(1)	$0.20	$0.17	$0.23	$0.19
Weighted average shares outstanding — basic(1)	4,771,173	4,821,348	4,842,371	5,364,003
Weighted average shares outstanding — diluted(1)	5,398,919	5,377,937	5,374,628	5,847,124

	Year Ended December 31, 2003

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Interest income	$5,069	$5,627	$5,811	$6,026
Interest expense	(1,239)	(1,330)	(1,256)	(1,145)
Provision for losses on loans	(74)	(570)	(178)	(133)
Net interest income after provision for losses on loans	3,756	3,727	4,377	4,748
Other income	1,207	1,618	1,676	1,484
Operating expenses	(3,564)	(4,030)	(4,343)	(5,089)
Income before income taxes	1,399	1,315	1,710	1,143
Income tax provision	(533)	(427)	(622)	(324)
Net income	$866	$888	$1,088	$819
Earnings per share — basic(1)	$0.18	$0.19	$0.23	$0.17
Earnings per share — diluted(1)	$0.17	$0.17	$0.21	$0.15
Weighted average shares outstanding — basic(1)	4,719,011	4,718,871	4,730,909	4,771,173
Weighted average shares outstanding — diluted(1)	5,005,439	5,110,293	5,109,344	5,398,919

(1)	Earnings per share and weighted average shares outstanding have been adjusted to reflect the 3-for-2 stock split effective March 10, 2005.

INTERMOUNTAIN COMMUNITY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Parent Company-Only Financial Information
      Intermountain Community Bancorp became the holding company for Panhandle State Bank on January 27, 1998. The following Intermountain Community Bancorp parent company-only financial information should be read in conjunction with the other notes to the consolidated financial statements. The accounting policies for the parent company-only financial statements are the same as those used in the presentation of the consolidated financial statements other than the parent company-only financial statements account for the parent company’s investments in its subsidiaries under the equity method.
Condensed Balance Sheets

	December 31,

	2004	2003

Assets:
Cash	$4,396,057	$1,068,562
Investment in subsidiaries	56,793,965	34,294,837

Total assets	$61,190,022	$35,363,399

Liabilities:
Other borrowings	$16,527,000	$8,279,000
Other liabilities	99,093	6,000

Total liabilities	$16,626,093	$8,285,000
Stockholders’ Equity	44,563,929	27,078,399

Total liabilities and stockholders’ equity	$61,190,022	$35,363,399

Condensed Statements of Income

	Years Ended December 31,

	2004	2003	2002

Interest income	$—	$8,393	$49,072
Interest expense	(815,416)	(499,868)	—

Net interest income (expense)	(815,416)	(491,475)	49,072
Equity in net earnings of subsidiary	5,502,435	4,295,684	2,602,154
Other income	—	14,641	4,586
Operating expenses	(341,170)	(158,340)	(65,908)

Net income	$4,345,849	$3,660,510	$2,589,904

Condensed Statements of Cash Flows

Cash flows from operating activities:
Net income	$4,345,849	$3,660,510	$2,589,904
Adjustments to reconcile net income to net cash used in operating activities	(5,227,535)	(4,098,501)	(3,306,229)

Net cash used in operating activities	(881,686)	(437,991)	(716,325)

INTERMOUNTAIN COMMUNITY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash flows from investing activities:
Investments in and advances to subsidiaries	(248,000)	(7,249,000)	—
Acquisition of Snake River Bancorp, Inc.	(4,514,298)	—	—
Net decrease in notes and contracts receivable	—	156,782	464,068

Net cash provided by (used in) investing activities	(4,762,298)	(7,092,218)	464,068

Cash flows from financing activities:
Payments to repurchase stock	(47,093)	(398,995)	—
Proceeds from other borrowings	8,248,000	8,279,000	—
Proceeds from exercise of stock options	770,572	207,088	42,505
Redemption of fractional shares of common stock	—	(3,962)	(3,772)

Net cash provided by financing activities	8,971,479	8,083,131	38,733

Net change in cash and cash equivalents	3,327,495	552,922	(213,524)
Cash and cash equivalents, beginning of year	1,068,562	515,640	729,164

Cash and cash equivalents, end of year	$4,396,057	$1,068,562	$515,640

21.	Business Combinations
      In November 2004, Snake River Bancorp, Inc. (“Snake River”) was merged with and into Intermountain, with Intermountain being the surviving corporation in the merger. Snake River’s wholly owned subsidiary, Magic Valley Bank, was merged with and into Intermountain’s wholly-owned subsidiary, Panhandle State Bank, with Panhandle State Bank being the surviving institution. The three branches of Magic Valley Bank continue to operate as Magic Valley Bank, a division of Panhandle State Bank. The merger contributed approximately $13.0 million in capital, which strengthened Intermountain’s capital base. Under the terms of the Snake River merger, Snake River shareholders received $8.22 in cash and 0.93 shares of Intermountain stock for each share of Snake River Bancorp Inc. stock. Additionally, Intermountain converted Snake River vested stock options into Intermountain stock options, which were valued at approximately $467,000. Intermountain’s 2004 results of operations include 2 months of operations of the Magic Valley branches. The acquisition was made to expand our market territory into

INTERMOUNTAIN COMMUNITY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Idaho and better serve our customers in the Southern Idaho region. The following summarizes the estimated fair values of the assets and liabilities acquired on November 2, 2004:

Amount

Available-for-sale securities	$4,924,417
Held-to-maturity securities	1,911,220
Federal Home Loan Bank of Seattle stock	109,100
Loans receivable, net	65,501,184
Loans held for sale	778,854
Office properties and equipment	1,777,787
Bank-owned life insurance	1,155,663
Goodwill	10,248,702
Customer deposit intangible	690,000
Other assets	763,995

Total assets acquired	$87,860,922

Deposits	$69,566,581
Short-term borrowings	2,718,382
Other liabilities	2,557,707

Total liabilities assumed	$74,842,670

Net assets acquired	$13,018,252

      The following summarizes the unaudited pro forma results of operations as if Intermountain acquired Snake River as of the beginning of each of the periods presented. Earnings per share amounts have been adjusted for the 3-for-2 stock split effective March 10, 2005.

	Years Ended December 31,

	2004	2003

Pro forma interest income	$30,933,724	$26,619,781
Pro forma interest expense	6,518,238	5,909,988

Pro forma net interest income	$24,415,486	$20,709,793

Pro forma net income	$4,823,841	$4,232,849
Pro forma earnings per share — basic	$0.90	$0.81

Pro forma earnings per share — diluted	$0.83	$0.76

      In January 2003, Intermountain acquired certain assets and liabilities of Household Bank, FSB known as Orchard Bank. This agreement closed on January 29, 2003. The acquisition was made to expand our market territory into Oregon and better serve our customers in the tri-county areas of Payette and

INTERMOUNTAIN COMMUNITY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Washington counties in Idaho and Malheur county, Oregon. The following summarizes the estimated fair values of the assets and liabilities assumed on January 29, 2003.

Amount

Cash and cash equivalents	$14,709,222
Available-for-sale securities	4,606,618
Loans receivable, net	39,379,621
Office properties and equipment	367,509
Goodwill	1,150,493
Customer deposit intangible	707,000
Other assets	393,750

Total assets acquired	$61,314,213

Deposits	$60,671,061
Other liabilities	643,152

Total liabilities assumed	$61,314,213

      The former parent company of Orchard Bank accounted for certain direct and indirect operating expenses on a consolidated level. Therefore, these expenses cannot be separately attributed to the Orchard Bank division. Due to these reporting practices, separate financial statements of the assets and liabilities assumed are not available and therefore no pro forma financial data is being presented.
      The acquisition of Orchard Bank was made to expand the Company’s existing southwestern market territory into eastern Oregon to better serve its customers in the tri-county region that includes Payette and Washington counties in Idaho and Malheur county in Oregon. De Novo branch access to the market in Oregon had previously been prevented due to interstate banking restrictions imposed by the State of Oregon. Entrance into the Oregon market could only be obtained through the capitalization of a new banking entity or the purchase of an existing banking charter. The Company believed that acquisition of the Orchard Bank facility and certain assets and deposits was a more cost effective approach to establishing a market in Malheur county in light of the regulatory restrictions and the cost of capital to charter a new banking organization without diluting the current shareholder base.

22.	Subsequent Events
      On February 24, 2005, the Board of Directors approved a 3-for-2 stock split to shareholders of record on March 10, 2005, payable on March 15, 2005.
      The Company has entered into a property lease for a new Spokane Valley branch in Washington. Pending approval by the State of Washington and the FDIC, the Company plans to open a branch in the city of Spokane Valley, Washington. The bank will provide commercial lending services at this location.