Form 10-Q
period 2005-03-31
INTERMOUNTAIN COMMUNITY BANCORP
filed 2005-05-12
CIK 1284506

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

Commission File Number 000-50667

INTERMOUNTAIN COMMUNITY BANCORP

(Exact name of registrant as specified in its charter)

Idaho	82-0499463
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of May 10, 2005

Common Stock (no par value)	5,763,886

Intermountain Community Bancorp

FORM 10-Q
For the Quarter Ended March 31, 2005

PART I - Financial Information

Item 1 - Financial Statements
Intermountain Community Bancorp
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2005	2004
	(Dollars in thousands)
ASSETS:
Cash and cash equivalents:
Interest bearing	$18	$104
Non-interest bearing and vault	20,841	14,098
Restricted	482	1,634
Federal funds sold	775	8,330
Interest bearing certificates of deposit	100	100
Available for sale securities, at fair value	96,346	102,758
Held to maturity securities, at amortized cost	7,307	5,409
Federal Home Loan Bank of Seattle (FHLB) stock, at cost	1,457	1,210
Loans held for sale	4,821	5,686
Loans receivable, net	442,844	418,660
Accrued interest receivable	3,875	3,722
Office properties and equipment, net	14,176	12,941
Bank-owned life insurance	6,868	6,795
Goodwill	11,399	11,399
Other intangible assets	1,190	1,238
Prepaid expenses and other assets, net	4,425	3,596

Total assets	$616,924	$597,680

LIABILITIES:
Deposits	$508,698	$500,923
Securities sold subject to repurchase agreements	16,587	20,901
Advances from Federal Home Loan Bank of Seattle	12,000	5,000
Cashiers checks issued and payable	5,805	5,478
Accrued interest payable	889	753
Other borrowings	23,927	16,527
Accrued expenses and other liabilities	3,343	3,534

Total liabilities	571,249	553,116

Commitments and contingent liabilities

STOCKHOLDERS’ EQUITY:
Common stock, no par value; 7,084,000 shares authorized; 5,749,360 and 3,784,180 shares issued and outstanding	30,680	30,314
Accumulated other comprehensive income	(1,257)	(509)
Retained earnings	16,252	14,759

Total stockholders’ equity	45,675	44,564

Total liabilities and stockholders’ equity	$616,924	$597,680

The accompanying notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp

Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
	(Dollars in thousands, except per share data)
Interest income:
Loans	$7,541	$4,811
Investments	933	742

Total interest income	8,474	5,553

Interest expense:
Deposits	1,613	992
Other borrowings	449	195

Total interest expense	2,062	1,187

Net interest income	6,412	4,366

Provision for losses on loans	(298)	(136)

Net interest income after provision for losses on loans	6,114	4,230

Other income:
Fees and service charges	1,724	1,180
Bank owned life insurance	74	64
Loss on sale of securities	(39)	(21)
Other	282	150

Total other income	2,041	1,373

Operating expenses	5,806	3,901

Income before income taxes	2,349	1,702

Income tax provision	(854)	(627)

Net income	$1,495	$1,075

Earnings per share — basic	$0.26	$0.23

Earnings per share — diluted	$0.24	$0.20

Weighted average shares outstanding — basic	5,703,914	4,771,173

Weighted average shares outstanding — diluted	6,217,487	5,398,919

The accompanying notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$1,495	$1,075
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	415	276
Stock issued as compensation	11	—
Net amortization of premiums on securities	114	122
Stock dividends on FHLB stock	—	(6)
Provisions for losses on loans	298	136
Amortization of core deposit intangibles	48	18
Loss on sale of securities	39	21
Loss on sale of loans	26	—
Gain on sale of other real estate owned	(60)	—
Net accretion of loan and deposit discounts and premiums	(50)	(47)
Increase in cash surrender value of bank-owned life insurance	(73)	(64)
Change in
Loans held for sale	865	(61)
Accrued interest receivable	(153)	68
Prepaid expenses and other assets	(580)	(32)
Accrued interest payable	136	73
Accrued expenses and other liabilities	137	(880)

Net cash provided by operating activities	2,668	699

Cash flows from investing activities:
Purchases of available-for-sale securities	(4,557)	(31,602)
Proceeds from calls or maturities of available-for-sale securities	6,517	13,468
Principal payments on mortgage-backed securities	3,078	2,601
Purchases of held-to-maturity securities	(1,929)	(161)
Proceeds from calls or maturities of held-to-maturity securities	20	199
Origination of loans, net of principal payments	(25,722)	(4,960)
Proceeds from sale of loans	1,278	—
Purchase of office properties and equipment	(1,649)	(400)
Net change in federal funds sold	7,555	(1,675)
Purchase of FHLB stock	(247)	—
Proceeds from sales of other real estate owned	294	—
Net decrease in restricted cash	1,152	13
Investment in affiliate	—	(248)

Net cash used in investing activities	(14,210)	(22,765)

Intermountain Community Bancorp
Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
	(Dollars in thousands)
Cash flows from financing activities:
Net increase in demand, money market and savings deposits	$5,667	$5,189
Net increase in certificates of deposit	2,093	13,190
Net change in repurchase agreements	(4,314)	(4,221)
Net change in federal funds purchased	7,400	—
Proceeds from exercise of stock options	355	205
Payments for fractional shares	(2)	—
Repurchase of stock	—	(47)
Proceeds from debenture issuance	—	8,248
Proceeds from FHLB borrowings	7,000	—

Net cash provided by financing activities	18,199	22,564

Net change in cash and cash equivalents	6,657	498
Cash and cash equivalents, beginning of period	14,202	10,240

Cash and cash equivalents, end of period	$20,859	$10,738

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,912	$1,115
Income taxes	213	196

The accompanying notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
	(Dollars in thousands)
Net income	$1,495	$1,075

Other comprehensive income (loss):
Change in unrealized gains (losses) on investments, net of reclassification adjustments	(1,232)	401
Less deferred income tax benefit (provision)	484	(158)

Net other comprehensive income (loss)	(748)	243

Comprehensive income	$747	$1,318

The accompanying notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp

Notes to Consolidated Financial Statements

1.	Basis of Presentation:

The foregoing unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2004. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented.

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

2.	Advances from the Federal Home Loan Bank of Seattle:

The Company had advances from the Federal Home Loan Bank of Seattle totaling $12.0 million at March 31, 2005. The first advance totals $5.0 million, bears a fixed interest rate of 2.71% and matures on June 18, 2008. The second advance totals $7.0 million, bears a fixed interest rate of 3.0% and matures on May 27, 2005.

3.	Other Borrowings:

The components of other borrowings are as follows (in thousands):

	March 31,	December 31,
	2005	2004
Federal funds purchased	$7,400	$—
Term note payable(1)	8,279	8,279
Term note payable(2)	8,248	8,248

Total other borrowings	$23,927	$16,527

(1)	In January 2003, Intermountain issued $8.0 million of debentures through its subsidiary Intermountain Statutory Trust I. The debt associated with these securities bear interest at 6.75%. Interest only payments are made quarterly starting in June 2004. The debt is callable by Intermountain in March 2008 and matures in March 2033.

(2)	In March 2004, Intermountain issued $8.0 million of debentures through its subsidiary Intermountain Statutory Trust II. The debt associated with these securities bear interest based on the London Interbank Offering Rate (LIBOR) with a beginning rate of 3.91%, adjusted and paid quarterly (the rate at March 31, 2005 was 5.46%). The debt is callable by Intermountain in March 2009 and matures in March 2034.

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

4.	Earnings Per Share:

The following table presents the basic and diluted earnings per share computations:

	Three Months Ended March 31,
	(Dollars in thousands, except per share amounts)
		2005			2004
		Weighted			Weighted
	Net Income	Avg. Shares(1)	Per Share Amount	Net Income	Avg. Shares(1)	Per Share Amount
Basic computations	$1,495	5,703,914	$0.26	$1,075	4,771,173	$0.23

Effect of dilutive securities:
Common stock options		513,573	(0.02)		627,746	(0.03)

Diluted computations	$1,495	6,217,487	$0.24	$1,075	5,398,919	$0.20

Antidilutive options not included in diluted earnings per share		—			16,667

(1)	Weighted average shares outstanding have been adjusted for the 3-for-2 stock split effective March 10, 2005.

5.	Operating Expenses:

The following table details Intermountain’s components of total operating expenses:

	Three Months Ended
	March 31,
	2005	2004
	(Dollars in thousands)
Salaries and employee benefits	$3,182	$2,129
Occupancy expense	942	623
Advertising	131	95
Fees and service charges	303	283
Printing, postage and supplies	292	179
Legal and accounting	292	150
Other expense	664	442

Total operating expenses	$5,806	$3,901

6.	Stock Options:

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

Had compensation cost for Intermountain’s plans been determined based on the fair value at the grant dates for awards under the plans, Intermountain’s reported net income and earnings per share would have been changed to the pro forma amounts indicated below:

	Three Months Ended
	March 31,
	2005	2004
	(Dollars in thousands, except per share amounts)
Reported net income	$1,495	$1,075
Add back: Stock-based employee compensation expense, net of related tax effects	7	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(35)	(40)

Pro forma	$1,467	$1,035

Basic earnings per share:
Reported earnings per share (1)	$0.26	$0.23
Stock-based employee compensation, fair value	(0.00)	(0.01)

Pro forma earnings per share	$0.26	$0.22

Diluted earnings per share:
Reported earnings per share (1)	$0.24	$0.20
Stock-based employee compensation, fair value	(0.00)	(0.01)

Pro forma earnings per share	$0.24	$0.19

(1)	Earnings per share amounts have been have been adjusted for the 3-for-2 stock split effective March 10, 2005.

7.	Stock Split:

On February 24, 2005, the Board of Directors approved a 3-for-2 stock split which was effective March 10, 2005. The Company issued 1,914,809 shares of common stock related to the stock split. All shares outstanding and earnings per share amounts have been adjusted to reflect the stock split.

8.	Subsequent Events:

Intermountain has announced that effective July 15, 2005, the Jerome, Idaho branch will be closed. All deposits, loans and employees will be transferred to the Twin Falls Branch of Magic Valley Bank, which is located approximately 12 miles from the Jerome branch.

At the Annual Meeting held on April 30 2005, shareholders approved a proposal which increased the number of authorized common shares from 7,084,000 to 24,000,000.

9.	New Accounting Policies:

SFAS No. 123 (revised 2004) (“SFAS 123R”), “Share-Based Payment”. In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004). SFAS 123R replaces SFAS No. 123 “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”. SFAS 123R will require that the compensation cost relating to share-based payment transactions be recognized in the Company’s financial statements, eliminating pro forma disclosure as an alternative. That cost will be measured based on the grant-date fair value of the equity or liability instruments issued. SFAS 123R is effective for Intermountain as of January 1, 2006. The Company believes the adoption of SFAS 123R will result in a pre-tax gross compensation expense of $141,000 for the twelve months ending December 31, 2006.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This report contains forward-looking statements. For a discussion about such statements, including the risks and uncertainties inherent therein, see “Forward-Looking Statements.” Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes presented elsewhere in this report and in Intermountain’s Form 10-K for the year ended December 31, 2004.

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

     Intermountain conducts its primary business through its bank subsidiary, Panhandle State Bank. Panhandle maintains its main office in Sandpoint, Idaho and has 14 other branches. In addition to the main office, six branch offices operate under the name of Panhandle State Bank, five of the branches operate under the name of Intermountain Community Bank, a division of Panhandle State Bank and three operate under the name of Magic Valley Bank, a division of Panhandle State Bank. Effective November 2, 2004, Panhandle acquired Snake River Bancorp, Inc. (“Snake River”), which included three branches operating under the name of Magic Valley Bank, a division of Panhandle State Bank. Intermountain focuses its banking and other services on individuals, professionals, and small to medium-sized businesses throughout its market area. In March 2005, Intermountain announced that it plans to open a branch in Spokane Valley, Washington. This expansion into Washington State will allow the company to better serve its existing customer base and expand its business banking focus into the Eastern Washington market.

     At March 31, 2005, Intermountain had total consolidated assets of $616.9 million. Panhandle is regulated by the Idaho Department of Finance, the Oregon Division of Finance and Corporate Securities, and by the Federal Deposit Insurance Corporation (“FDIC”), its primary federal regulator and the insurer of its deposits. Intermountain competes with a number of international banking groups, out-of-state banking companies, state-wide banking organizations, several local community banks, savings banks, savings and loans, and credit unions throughout its market area. Based on asset size at March 31, 2005, Intermountain is the largest independent commercial bank headquartered in the state of Idaho.

     Intermountain offers a variety of services to its communities including lending activities, deposit services, investment and other services. Intermountain offers a variety of loans to meet the credit needs of the communities it serves. Types of loans offered include consumer loans, real estate loans, business loans, and agricultural loans. A full range of deposit services are available including checking accounts, savings accounts, money market accounts and various types of certificates of deposit. Investment services are provided through third-party vendors, including annuities, securities, mutual funds and brokerage services.

     Intermountain operates a multi-branch banking system and is executing plans for the formation and acquisition of banks and bank branches that can operate under a decentralized community bank structure. Intermountain plans expansion in markets that are contiguous, within 150 miles of its existing branches in Idaho, Oregon, Washington, and Montana. Intermountain is pursuing a balance of asset and earnings growth by focusing on increasing its market share in its present locations, building new branches and merging and/or acquiring community banks. There can be no assurance that Intermountain will be successful in executing plans for the formation, acquisition or merger of community banks.

Critical Accounting Policies

     The accounting and reporting policies of Intermountain conform to GAAP and to general practices within the banking industry. The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Intermountain’s management has identified the accounting policies described below as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of Intermountain’s Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     Income Recognition. Intermountain recognizes interest income by methods that conform to general accounting practices within the banking industry. In the event management believes collection of all or a portion of contractual interest on a loan has become doubtful, which generally occurs after the loan is 90 days past due, Intermountain discontinues the accrual of interest and reverses any previously accrued interest recognized in income deemed uncollectible. Interest received on nonperforming loans is included in income only if recovery of the principal is reasonably assured. A nonperforming loan is restored to accrual status when it is brought current or when brought to 90 days or less delinquent, has performed in accordance with contractual terms for a reasonable period of time, and the collectibility of the total contractual principal and interest is no longer in doubt.

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

     Management believes the allowance for loan losses was adequate at March 31, 2005. While management uses available information to provide for loan losses, the ultimate collectibility of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions and other relevant factors. A slowdown in economic activity could adversely affect cash flows for both commercial and individual borrowers, which could cause Intermountain to experience increases in nonperforming assets, delinquencies and losses on loans.

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

     Management evaluates investment securities for other than temporary declines in fair value on a periodic basis. If the fair value of investment securities falls below their amortized cost and the decline is deemed to be other than temporary, the securities will be written down to current market value and the write down will be deducted from earnings. There were no investment securities which management identified to be other-than-temporarily impaired for the three months ended March 31, 2005. Charges to income could occur in future periods due to a change in management’s intent to hold the investments to maturity, a change in management’s assessment of credit risk, or a change in regulatory or accounting requirements.

     Goodwill and Other Intangible Assets. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible elements in the business acquired. Intermountain’s goodwill relates to value inherent in the banking business and the value is dependent upon Intermountain’s ability to provide quality, cost effective services in a competitive market place. As such, goodwill value is supported ultimately by revenue that is driven by the volume of business transacted. A decline in earnings as a result of a lack of growth or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill that could adversely impact earnings in future periods. Goodwill is not amortized, but is subjected to impairment analysis periodically. No impairment was considered necessary during the three months ended March 31, 2005. However, future events could cause management to conclude that Intermountain’s goodwill is impaired, which would result in Intermountain recording an impairment loss. Any resulting impairment loss could have a material adverse impact on Intermountain’s financial condition and results of operations.

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

Intermountain Community Bancorp
Comparison of the Three Month Period Ended March 31, 2005 and 2004

Results of Operations

     Overview. Intermountain recorded net income of $1.5 million, or $0.24 per diluted share, for the three months ended March 31, 2005, compared with net income of $1.1 million, or $0.20 per diluted share, for the three months ended March 31, 2004. The increase in net income for both periods reflected increases in both net interest income and other income, which were partially offset by increases in operating expenses.

     The annualized return on average assets was 1.00% and 1.03% for the three months ended March 31, 2005 and 2004, respectively. The annualized return on average equity was 13.4% and 15.5% for the three months ended March 31, 2005 and 2004, respectively. The decreases in both return on assets and return on average equity were largely related to the acquisition of Snake River at the end of 2004. The Snake River acquisition contributed approximately $87.9 million in assets, $65.5 million in loans receivable and $69.6 million in deposits. This transaction resulted in large immediate increases in assets and equity, without a corresponding immediate increase in earnings. While the transaction has had a positive impact thus far on overall earnings, it has been proportionately smaller than the impacts on assets and equity because of the relatively short period of time since the acquisition closed.

     Net Interest Income. The most significant component of earnings for the Company is net interest income, which is the difference between interest income, primarily from the Company’s loan and investment portfolios, and interest expense, primarily on deposits and other borrowings. During the three months ended March 31, 2005 and 2004, net interest income was $6.4 million and $4.4 million, respectively, an increase of 46.9%. The positive increase resulted primarily from higher loan balances and slight improvement in the net interest spread.

     Average interest-earning assets for the three months ended March 31, 2005 and 2004 were $558.2 million and $385.0 million, respectively. Average loans increased by $145.6 million, while average investments increased by $27.6 million over the same period in 2004. The increases in the components of average interest-earning assets are primarily due to the Snake River acquisition in late 2004. Average net interest spread during the three months ended March 31, 2005 and 2004 was 4.62% and 4.52%, respectively. Net interest margin increased slightly due to higher yields on earning assets as increasing market rates caused loan yields to increase, particularly on the Company’s variable rate loans. This was partially offset by an increase in the cost of interest bearing liabilities, resulting from increased deposit costs and additional use of non-deposit borrowings.

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

     Intermountain recorded provisions for losses on loans of $298 thousand and $136 thousand for the three months ended March 31, 2005 and 2004, respectively. The provision reflects the analysis and assessment of the relevant factors mentioned in the preceding paragraph. The increase in the loss provision from the prior period resulted from the need to adequately reserve for the growth in the loan portfolio.

     The following table summarizes loan loss allowance activity for the periods indicated.

	Three Months Ended March 31,
	2005	2004
	(Dollars in thousands)
Balance at January 1	$6,902	$5,118
Allowance associated with the sale of loans	(96)	—
Provision for losses on loans	298	136
Amounts written off net of recoveries	19	28

Balance at March 31	$7,123	$5,282

     At March 31, 2005, Intermountain’s total classified assets were $4.0 million, compared with $2.6 million at March 31, 2004. Total nonperforming loans were $734 thousand at March 31, 2005, compared with $135 thousand at March 31, 2004. The increase in classified assets was primarily attributable to the increase in the loan portfolio and the addition of 3 loan relationships, all of which management feels are adequately collateralized and provided for in the allowance for loan loss. The increase in nonperforming loans was primarily attributable to the addition of 1 loan totaling approximately $493,000. At March 31, 2005, Intermountain’s loan delinquency rate (30 days or more) as a percentage of total loans was 0.30%, compared with 1.07% at March 31, 2004. The loan delinquency rate (30 days or more) has decreased due to sales of delinquent real estate loans during 2004 and early 2005. These loans were acquired in January 2003 through the acquisition of assets of Household Bank.

     Other Income. Total other income was $2.0 million and $1.4 million for the three months ended March 31, 2005 and 2004, respectively. Fees and service charge income increased by 46.1% to $1.7 million for the three months ended March 31, 2005 from $1.2 million for the same period last year. Deposit service fees increased, reflecting continued account and customer growth and the addition of the Snake River accounts. Expanded mortgage banking income and contract income from the bank’s secured deposit program also contributed to the increase in other income.

     Operating Expenses. Operating expenses were $5.8 million and $3.9 million for the three months ended March 31, 2005 and 2004, respectively. Expanded staffing, the addition of the three Magic Valley branches and recent upgrades of core data and item processing systems all contributed to the increase in operating expenses over first quarter 2004. The Company also incurred additional legal, accounting and professional fees incurred in 2005 related to its first annual public filing as a registered company with the Securities and Exchange Commission and obtaining approval for the new branch in Washington State.

     Salaries and employee benefits were $3.2 million and $2.1 million for the three months ended March 31, 2005 and 2004, respectively. The employee costs reflected increased branch staffing due to the addition of branches in the fourth quarter of 2004 as noted above, increased mortgage banking staff and additional administrative staff as a result of continued new branch growth and expansion. At March 31, 2005, full-time-equivalent employees were 279, compared with 214 at March 31, 2004.

     Occupancy expenses were $942 thousand and $623 thousand for the three months ended March 31, 2005 and 2004, respectively. The increase was primarily due to costs associated the three branches added in November 2004 following the Snake River acquisition and additional square footage associated with administrative staff needed to support bank growth.

     Income Tax Provision. Intermountain recorded federal and state income tax provisions of $854 thousand and $627 thousand for the three months ended March 31, 2005 and 2004, respectively. The increased tax provision in 2005 over 2004 is due to the increase in pre-tax net income. The effective tax rates for both the three month periods were 36.4% and 36.8%, respectively.

Financial Position

     Assets. At March 31, 2005, Intermountain’s assets were $616.9 million, up $19.2 million or 3.2% from $597.7 million at December 31, 2004. Growth in assets primarily reflected an increase in loans receivable, which was offset by a slight decrease in investments. The increase in loans receivable was supported by increases in customer deposits and advances from the Federal Home Loan Bank of Seattle.

     Investments. Intermountain’s investment portfolio at March 31, 2005 was $105.1 million, a decrease of $4.3 million or 3.9% from the December 31, 2004 balance of $109.4 million. The decrease was primarily due to the principal paydown on the mortgage-backed securities portion of the investment portfolio. Funds from these payments were used to help fund the expansion of the loan portfolio. As of March 31, 2005, the balance of the unrealized loss, net of federal income taxes, was $1,257,000, compared to an unrealized loss at year-end 2004 of $509,000. Generally, falling interest rates will increase the amount recorded as unrealized gain, and rising rates will decrease any unrealized gains, as the market value of securities inversely adjusts to the change in interest rates.

     Loans Receivable. At March 31, 2005, net loans receivable were $442.8 million, up $24.1 million or 5.8% from $418.7 million at December 31, 2004. The increase was primarily due to net increases in business and agricultural loans. During the three months ended March 31, 2005, total loan originations were $116.9 million compared with $94.9 million for the prior year’s comparable period, reflecting growing loan demand in the company’s markets.

     The following table sets forth the composition of Intermountain’s loan portfolio at the dates indicated. Loan balances exclude deferred loan origination costs and fees and allowances for loan losses.

	March 31, 2005		December 31, 2004
	Amount	%	Amount	%
		(Dollars in thousands)
Commercial (includes commercial real estate)	$336,022	74.61	$304,783	71.58
Residential real estate	86,716	19.26	94,170	22.12
Consumer	26,109	5.80	24,245	5.69
Municipal	1,470	0.33	2,598	0.61

Total loans receivable	450,317	100.00	425,796	100.00

Net deferred origination fees	(350)		(234)
Allowance for losses on loans	(7,123)		(6,902)

Loans receivable, net	$442,844		$418,660

Weighted average yield at end of period	7.07%		6.81%

     The following table sets forth Intermountain’s loan originations for the periods indicated.

	Three Months Ended
	March 31,
	2005	2004	% Change
	(Dollars in thousands)
Commercial (includes commercial real estate)	$90,830	$75,993	19.5
Residential real estate	18,982	15,094	25.8
Consumer	7,035	3,774	86.4
Municipal	50	15	233.3

Total loans originated	$116,897	$94,876	23.2

     BOLI and All Other Assets. Bank-owned life insurance (“BOLI”) and other assets increased to $15.2 million at March 31, 2005 from $14.1 million at December 31, 2004. The increase was primarily due to an increase in the net deferred tax asset, an increase in prepaid expenses, and an increase in accrued interest receivable.

     Deposits. Total deposits increased $7.8 million or 1.6% to $508.7 million at March 31, 2005 from $500.9 million at December 31, 2004, primarily due to increases in interest bearing demand accounts, savings and certificates of deposit accounts. The deposit market was very competitive during the recently ended quarter, with leveraged competitors offering high interest rates on various deposit products, particularly certificates of deposit. In response, Intermountain is refocusing its sales efforts on expanding deposit sales in its existing markets by targeting market segments with high levels of excess funds.

     The following table sets forth the composition of Intermountain’s deposits at the dates indicated.

	March 31, 2005		December 31, 2004
	Amount	%	Amount	%
		(Dollars in thousands)
Demand	$106,242	20.9	$109,627	21.9
NOW and money market 0.0% to 3.0%	174,561	34.3	171,474	34.2
Savings and IRA 0.0% to 6.65%	67,077	13.2	61,112	12.2
Certificate of deposit accounts	160,818	31.6	158,710	31.7

Total deposits	$508,698	100.0	$500,923	100.0

Weighted average interest rate on certificates of deposit		3.07%		2.85%

     Borrowings. Deposit accounts are Intermountain’s primary source of funds. Intermountain does, however, rely upon advances from the Federal Home Loan Bank of Seattle, repurchase agreements and other borrowings to supplement its funding and to meet deposit withdrawal requirements. These borrowings totaled $52.5 million and $42.4 million at March 31, 2005 and December 31, 2004, respectively. See “Liquidity and Sources of Funds” for additional information.

Interest Rate Risk

     The results of operations for financial institutions may be materially and adversely affected by changes in prevailing economic conditions, including rapid changes in interest rates, declines in real estate market values and the monetary and fiscal policies of the federal government. Like all financial institutions, Intermountain’s net interest income and its NPV (the net present value of financial assets, liabilities and off-balance sheet contracts), are subject to fluctuations in interest rates. Currently, Intermountain’s interest-bearing liabilities, consisting primarily of deposits, mature or reprice more rapidly, or on different terms, than do its interest-earning assets, consisting primarily of loans receivable and investments. The fact that liabilities mature or reprice more frequently on average than assets may be beneficial in times of declining interest rates; however, such an asset/liability structure may result in declining net interest income during periods of rising interest rates. The level of non-interest bearing deposits, the nature of Intermountain’s short-term deposits and the use of pricing strategies on the liability side, combined with variable rate loan products tied to an internal cost of funds and the prime lending rate index typically mitigates the negative impact in a rising interest rate environment.

     To minimize the impact of fluctuating interest rates on net interest income, Intermountain promotes a loan pricing policy of utilizing variable interest rate structures that associates loan rates to Intermountain’s internal cost of funds and to the nationally recognized prime lending rate. This approach historically has contributed to a consistent interest rate spread and reduces pressure from borrowers to renegotiate loan terms during periods of falling interest rates. Intermountain currently maintains over fifty percent of its loan portfolio in variable interest rate assets.

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

     Intermountain is continuing to pursue strategies to manage the level of its interest rate risk while increasing its net interest income and NPV; 1) through the origination and retention of variable-rate consumer, business banking, construction and commercial real estate loans, which generally have higher yields than residential permanent loans; 2) by the sale of certain long-term fixed-rate loans and investments; and 3) by increasing the level of its core deposits, which are generally a lower-cost, less rate-sensitive funding source than wholesale borrowings. There can be no assurance that Intermountain will be successful implementing any of these strategies or that, if these strategies are implemented, they will have the intended effect of reducing interest rate risk or increasing net interest income.

     Intermountain also uses gap analysis, a traditional analytical tool designed to measure the difference between the amount of interest-earning assets and the amount of interest-bearing liabilities expected to reprice in a given period. Intermountain calculated its one-year cumulative repricing gap position to be 35.7% and a negative 16.5% at March 31, 2005 and December 31, 2004, respectively. Management attempts to maintain Intermountain’s gap position between positive 20% and negative 20%. At March 31, 2005, Intermountain’s gap positions were within limits established by its Board of Directors. Management is pursuing strategies to increase its net interest income without significantly increasing its cumulative gap positions in future periods. There can be no assurance that Intermountain will be successful implementing these strategies or that, if these strategies are implemented, they will have the intended effect of increasing its net interest income. See “Results of Operations – Net Interest Income” and “Capital Resources.”

Liquidity and Sources of Funds

     As a financial institution, Intermountain’s primary sources of funds from assets include the collection of loan principal and interest payments, cash flows from various securities it invests in, and occasional sales of loans, investments or other assets. Financing activities from liabilities consist primarily of customer deposits, advances from FHLB Seattle and other borrowings. Deposits increased to $508.7 million at March 31, 2005 from $500.9 million at December 31, 2004, primarily due to increases in interest bearing demand accounts, non-interest demand accounts and certificates of deposit. The net increase in deposits was used to fund the increase in loan volume. At March 31, 2005 and December 31, 2004, securities sold subject to repurchase agreements were $16.6 million and $20.9 million, respectively. These borrowings are required to be collateralized by investments with a market value exceeding the face value of the borrowings. Under certain circumstances, Intermountain could be required to pledge additional securities or reduce the borrowings.

     During the three months ended March 31, 2005, cash used in investing activities consisted primarily of the funding of new loan volumes. During the same period, cash provided by financing activities consisted primarily of increases in demand deposits, money market accounts and savings deposits and the issuance of additional FHLB of Seattle advances and federal funds purchased.

     Intermountain’s credit line with FHLB Seattle provides for borrowings up to a percentage of its total assets subject to general collateralization requirements. At March 31, 2005, the Company’s credit line represented a total borrowing capacity of approximately $19.4 million, all of which was being utilized. In March 2005, Intermountain borrowed $7.0 million through an advance from the Federal Home Loan Bank of Seattle. This fixed rate advance matures in May 2005 and was at an interest rate of 3.00% as of March 31, 2005. Intermountain also borrows on an unsecured basis from correspondent banks and other financial entities and has additional borrowing capacity using specific securities as collateral at the FHLB of Seattle. As of March 31, 2005 there were no outstanding amounts.

     Intermountain actively manages its liquidity to maintain an adequate margin over the level necessary to support expected and potential loan fundings and deposit withdrawals. This is balanced with the need to maximize yield on alternative investments. The liquidity ratio may vary from time to time, depending on economic conditions, savings flows and loan funding needs.

Capital Resources

     Intermountain’s total stockholders’ equity was $45.7 million at March 31, 2005 compared with $44.6 million at December 31, 2004. The increase in total stockholders’ equity was primarily due to the increase in net income partially offset by the increase in unrealized losses on securities. Stockholders’ equity was 7.4% of total assets at March 31, 2005 compared with 7.5% at December 31, 2004. The slight decrease in this ratio is due to the increase in total assets at March 31, 2005 as compared to December 31, 2004 which was proportionately larger than the increase in equity due to net income. On February 24, 2005, the Board of Directors approved a 3-for-2 stock split to shareholders, effective March 10, 2005. Intermountain issued 1,914,809 shares of common stock related to the stock split.

     At March 31, 2005, Intermountain had an unrealized loss of $1.3 million, net of related income taxes, on investments classified as available for sale. At December 31, 2004, Intermountain had an unrealized loss of $509 thousand, net of related income taxes, on investments classified as available for sale. Fluctuations in prevailing interest rates continue to cause volatility in this component of accumulated comprehensive loss in stockholders’ equity and may continue to do so in future periods.

     Intermountain issued and has outstanding $16.5 million of Trust Preferred Securities. The indenture governing the Trust Preferred Securities limits the ability of Intermountain under certain circumstances to pay dividends or to make other capital distributions. The Trust Preferred Securities are treated as debt of Intermountain. These Trust Preferred Securities can be called for redemption beginning in March 2008 by the Company at 100% of the aggregate principal plus accrued and unpaid interest. See Note 3 of “Notes to Consolidated Financial Statements.”

     Intermountain and Panhandle are required by applicable regulations to maintain certain minimum capital levels and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier I capital to average assets. Intermountain and Panhandle will endeavor to enhance its capital resources and regulatory capital ratios through the retention of earnings and the management of the level and mix of assets, although there can be no assurance in this regard. At March 31, 2005, Intermountain exceeded all such regulatory capital requirements and was “well-capitalized” pursuant to FFIEC regulations.

     The following tables set forth the amounts and ratios regarding actual and minimum core Tier 1 risk-based and total risk-based capital requirements, together with the amounts and ratios required in order to meet the definition of a “well-capitalized” institution as reported on the quarterly FFIEC call report at March 31, 2005.

			Capital		Well-Capitalized
	Actual		Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	56,860	10.97%	41,469	8.00%	51,836	10.00%
Tier 1 capital to (to risk-weighted assets)	49,987	9.64	20,734	4.00	31,102	6.00
Tier 1 capital (to average assets)	49,987	8.45	23,671	4.00	29,589	5.00

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

     The following table represents Intermountain’s on-and-off balance sheet aggregate contractual obligations to make future payments as of March 31, 2005.

	Payments Due by Period
		Less than		Over	More than
	Total	1 year	1 to 3 years	3 to 5 years	5 years
	(Dollars in thousands)
Long-term debt(1)	$21,527	$—	$—	$5,000	$16,527
Short-term debt (1)	14,400	14,400	—	—	—
Capital lease obligations	—	—	—	—	—
Operating lease obligations	5,792	552	957	850	3,433
Purchase obligations(2)	1,128	1,128	—	—	—
Other long-term liabilities reflected on the registrant’s balance sheet under GAAP	—	—	—	—	—

Total	$42,847	$16,080	$957	$5,850	$19,960

(1)	Excludes interest payments.

(2)	Excludes recurring accounts payable, accrued expenses and other liabilities, repurchase agreements and customer deposits, all of which are recorded on the Company’s balance sheet.

New Accounting Policies

     SFAS No. 123 (revised 2004) (“SFAS 123R”), “Share-Based Payment”. In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004). SFAS 123R replaces SFAS No. 123 “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”. SFAS 123R will require that the compensation cost relating to share-based payment transactions be recognized in the Company’s financial statements, eliminating pro forma disclosure as an alternative. That cost will be measured based on the grant-date fair value of the equity or liability instruments issued. SFAS 123R is effective for Intermountain as of January 1, 2006. The Company believes the adoption of SFAS 123R will result in a pre-tax gross compensation expense of $141,000 for the twelve months ended December 31, 2006.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

The information set forth under the caption Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, is hereby incorporated herein by reference.

Item 4 - Controls and Procedures

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

(b) Changes in Internal Controls: In the quarter ended March 31, 2005, Intermountain Bank did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

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

Item 4 — Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5 — Other Information

Not Applicable

Item 6 — Exhibits

Exhibit No.	Exhibit
3.1	Amended and Restated Articles of Incorporation

10.1	Amended and Restated Director Stock Plan

10.2	Form of Director Restricted Stock Purchase Agreement

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant To Section 906 of the Sarbanes Oxley Act of 2002.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERMOUNTAIN COMMUNITY BANCORP
(Registrant)

May 12, 2005	By:	/s/ Curt Hecker

Date		Curt Hecker
President
and Chief Executive Officer

May 12, 2005	By:	/s/ Doug Wright

Date		Doug Wright
Executive Vice President
and Chief Financial Officer