Form 10-Q
period 2005-06-30
INTERMOUNTAIN COMMUNITY BANCORP
filed 2005-08-15
CIK 1284506

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM            TO
Commission File Number 000-50667
INTERMOUNTAIN COMMUNITY BANCORP
(Exact name of registrant as specified in its charter)

Idaho (State or other jurisdiction of incorporation or organization)	82-0499463 (I.R.S. Employer Identification No.)
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of August 8, 2005

Common Stock (no par value)	5,813,287

Intermountain Community Bancorp
FORM 10-Q
For the Quarter Ended June 30, 2005

PART I — Financial Information
Item 1 — Financial Statements
Intermountain Community Bancorp
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2005	2004
	(Dollars in thousands)
ASSETS:
Cash and cash equivalents:
Interest bearing	$365	$104
Non-interest bearing and vault	16,547	14,098
Restricted	629	1,634
Federal funds sold	—	8,330
Interest bearing certificates of deposit	100	100
Available for sale securities, at fair value	104,912	102,758
Held to maturity securities, at amortized cost	7,294	5,409
Federal Home Loan Bank of Seattle (FHLB) stock, at cost	1,774	1,210
Loans held for sale	6,378	5,686
Loans receivable, net	496,332	418,661
Accrued interest receivable	4,295	3,722
Office properties and equipment, net	15,182	12,941
Bank-owned life insurance	6,941	6,795
Goodwill	11,399	11,399
Other intangible assets	1,143	1,238
Prepaid expenses and other assets, net	4,258	3,595

Total assets	$677,549	$597,680

LIABILITIES:
Deposits	$539,935	$500,923
Securities sold subject to repurchase agreements	39,910	20,901
Advances from Federal Home Loan Bank of Seattle	15,000	5,000
Cashiers checks issued and payable	9,282	5,478
Accrued interest payable	1,197	753
Other borrowings	21,277	16,527
Accrued expenses and other liabilities	2,862	3,534

Total liabilities	629,463	553,116

Commitments and contingent liabilities

STOCKHOLDERS’ EQUITY:
Common stock, no par value; 24,000,000 and 7,084,000 shares authorized; 5,819,486 and 3,784,180 shares issued; 5,798,366 and 3,784,180 shares outstanding	31,379	30,314
Unearned compensation — restricted stock	(335)	—
Accumulated other comprehensive loss	(785)	(509)
Retained earnings	17,827	14,759

Total stockholders’ equity	48,086	44,564

Total liabilities and stockholders’ equity	$677,549	$597,680

The accompanying notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Dollars in thousands, except per share data)
Interest income:
Loans	$8,785	$5,131	$16,327	$9,941
Investments	959	803	1,892	1,545

Total interest income	9,744	5,934	18,219	11,486

Interest expense:
Deposits	1,959	1,063	3,572	2,055
Other borrowings	610	274	1,060	469

Total interest expense	2,569	1,337	4,632	2,524

Net interest income	7,175	4,597	13,587	8,962

Provision for losses on loans	(994)	(693)	(1,292)	(829)

Net interest income after provision for losses on loans	6,181	3,904	12,295	8,133

Other income:
Fees and service charges	2,145	1,558	3,869	2,738
Bank owned life insurance	73	63	147	127
Gain (Loss) on sale of securities	(2)	8	(41)	(13)
Other	253	231	535	382

Total other income	2,469	1,860	4,510	3,234

Operating expenses	6,197	4,364	12,003	8,265

Income before income taxes	2,453	1,400	4,802	3,102

Income tax provision	(879)	(474)	(1,733)	(1,101)

Net income	$1,574	$926	$3,069	$2,001

Earnings per share — basic	$0.27	$0.19	$0.53	$0.42

Earnings per share — diluted	$0.25	$0.17	$0.49	$0.37

Weighted average shares outstanding — basic	5,773,798	4,821,348	5,739,049	4,796,261

Weighted average shares outstanding — diluted	6,236,688	5,377,937	6,226,981	5,359,011
The accompanying notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$3,069	$2,001
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	791	532
Stock issued as compensation	23	—
Amortization of unearned compensation	3	—
Net amortization of premiums on securities	152	266
Stock dividends on FHLB stock	—	(16)
Provisions for losses on loans	1,292	829
Amortization of core deposit intangibles	94	33
Loss on sale of securities	41	13
(Gain) Loss on sale of loans	26	(12)
Gain on sale of other real estate owned	(88)	—
Net accretion of loan and deposit discounts and premiums	(75)	(122)
Increase in cash surrender value of bank-owned life insurance	(147)	(127)
Change in
Loans held for sale	(692)	(206)
Accrued interest receivable	(573)	(266)
Prepaid expenses and other assets	(920)	(88)
Accrued interest payable	444	209
Accrued expenses and other liabilities	3,268	(1,118)

Net cash provided by operating activities	6,708	1,928

Cash flows from investing activities:
Purchases of available-for-sale securities	(18,891)	(39,602)
Proceeds from calls or maturities of available-for-sale securities	9,303	18,475
Principal payments on mortgage-backed securities	6,807	7,814
Purchases of held-to-maturity securities	(1,929)	(161)
Proceeds from calls or maturities of held-to-maturity securities	25	199
Origination of loans, net of principal payments	(80,158)	(31,313)
Proceeds from sale of loans	1,278	1,543
Purchase of office properties and equipment	(3,031)	(964)
Net change in federal funds sold	8,330	(4,955)
Purchase of FHLB stock	(565)	(433)
Proceeds from maturities of certificates of deposit	—	298
Proceeds from sales of other real estate owned	526	—
Net (increase) decrease in restricted cash	1,005	(479)
Investment in affiliate	—	(248)

Net cash used in investing activities	(77,300)	(49,826)

Intermountain Community Bancorp
Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
	(Dollars in thousands)
Cash flows from financing activities:
Net increase in demand, money market and savings deposits	$28,141	$32,741
Net increase in certificates of deposit	10,834	15,737
Net change in repurchase agreements	19,009	(4,806)
Net change in federal funds purchased	4,750	—
Proceeds from exercise of stock options	570	328
Payments for fractional shares	(2)	—
Repurchase of stock	—	(47)
Proceeds from debenture issuance	—	8,248
Repayments of FHLB borrowings	(7,000)	—
Proceeds from FHLB borrowings	17,000	—

Net cash provided by financing activities	73,302	52,201

Net change in cash and cash equivalents	2,710	4,303
Cash and cash equivalents, beginning of period	14,202	10,240

Cash and cash equivalents, end of period	$16,912	$14,543

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4,151	$2,315
Income taxes	1,998	1,431
Restricted shares issued	338	—
The accompanying notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Net income	$1,574	$926	$3,069	$2,001

Other comprehensive income (loss):
Change in unrealized gains (losses) on investments, net of reclassification adjustments	778	(2,406)	(454)	(2,005)
Less deferred income tax benefit (provision)	(306)	944	178	786

Net other comprehensive income (loss)	472	(1,462)	(276)	(1,219)

Comprehensive income (loss)	$2,046	$(536)	$2,793	$782

The accompanying notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp
Notes to Consolidated Financial Statements
1.	Basis of Presentation:
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
The Company had advances from the Federal Home Loan Bank of Seattle totaling $15.0 million at June 30, 2005. The first advance totals $5.0 million, bears a fixed interest rate of 2.71% and matures on June 18, 2008. The second advance totals $10.0 million, bears a fixed interest rate of 3.21% and matures on July 18, 2005.
3.	Other Borrowings:
The components of other borrowings are as follows (in thousands):

	June 30,	December 31,
	2005	2004
Federal funds purchased(1)	$4,750	$—
Term note payable(2)	8,279	8,279
Term note payable(3)	8,248	8,248

Total other borrowings	$21,277	$16,527

(1)	Intermountain had federal funds purchased in the amount of $4,750,000 outstanding at June 30, 2005. The borrowing matures on July 1, 2005 and bears an interest rate of 3.75%.

(2)	In January 2003, Intermountain issued $8.0 million of debentures through its subsidiary Intermountain Statutory Trust I. The debt associated with these securities bear interest at 6.75%. Interest only payments are made quarterly starting in June 2004. The debt is callable by Intermountain in March 2008 and matures in March 2033.

(3)	In March 2004, Intermountain issued $8.0 million of debentures through its subsidiary Intermountain Statutory Trust II. The debt associated with these securities bear interest based on the London Interbank Offering Rate (LIBOR) with a beginning rate of 3.91%, adjusted and paid quarterly (the rate at June 30, 2005 was 5.94%). The debt is callable by Intermountain in March 2009 and matures in March 2034.

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
4.	Earnings Per Share:
The following table presents the basic and diluted earnings per share computations:

	Three Months Ended June 30,
	(Dollars in thousands, except per share amounts)
		2005			2004
		Weighted			Weighted
	Net	Avg.	Per Share	Net	Avg.	Per Share
	Income	Shares(1)	Amount	Income	Shares(1)	Amount
Basic computations	$1,574	5,773,798	$0.27	$926	4,821,348	$0.19

Effect of dilutive securities:
Common stock options and restricted shares		462,890	(0.02)		556,589	(0.02)

Diluted computations	$1,574	6,236,688	$0.25	$926	5,377,937	$0.17

Antidilutive options not included in diluted earnings per share		—			—

	Six Months Ended June 30,
	(Dollars in thousands, except per share amounts)
		2005			2004
		Weighted			Weighted
	Net	Avg.	Per Share	Net	Avg.	Per Share
	Income	Shares(1)	Amount	Income	Shares(1)	Amount
Basic computations	$3,069	5,739,049	$0.53	$2,001	4,796,261	$0.42

Effect of dilutive securities:
Common stock options and restricted shares		487,932	(0.04)		562,750	(0.05)

Diluted computations	$3,069	6,226,981	$0.49	$2,001	5,359,011	$0.37

Antidilutive options not included in diluted earnings per share		—			22,946

(1)	Weighted average shares outstanding have been adjusted for the 3-for-2 stock split effective March 10, 2005.

5.	Operating Expenses:
The following table details Intermountain’s components of total operating expenses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Salaries and employee benefits	$3,472	$2,354	$6,653	$4,483
Occupancy expense	915	611	1,857	1,234
Advertising	172	130	303	225
Fees and service charges	205	297	509	580
Printing, postage and supplies	261	216	554	395
Legal and accounting	317	243	609	393
Other expense	855	513	1,518	955

Total operating expenses	$6,197	$4,364	$12,003	$8,265

6.	Stock Options:
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

Had compensation cost for Intermountain’s plans been determined based on the fair value at the grant dates for awards under the plans, Intermountain’s reported net income and earnings per share would have been changed to the pro forma amounts indicated below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Dollars in thousands, except
	per share amounts)
Reported net income	$1,574	$926	$3,069	$2,001
Add back: Stock-based employee compensation expense, net of related tax effects	7	—	14	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(34)	(34)	(69)	(74)

Pro forma	$1,547	$892	$3,014	$1,927

Basic earnings per share:
Reported earnings per share (1)	$0.27	$0.19	$0.53	$0.42
Stock-based employee compensation, fair value	(0.00)	(0.01)	(0.01)	(0.02)

Pro forma earnings per share	$0.27	$0.18	$0.52	$0.40

Diluted earnings per share:
Reported earnings per share (1)	$0.25	$0.17	$0.49	$0.37
Stock-based employee compensation, fair value	(0.00)	(0.01)	(0.01)	(0.01)

Pro forma earnings per share	$0.25	$0.16	$0.48	$0.36

(1)	Earnings per share amounts have been have been adjusted for the 3-for-2 stock split effective March 10, 2005.
7.	Stock Split:
On February 24, 2005, the Board of Directors approved a 3-for-2 stock split which was effective March 10, 2005. The Company issued 1,914,809 shares of common stock related to the stock split. All shares outstanding and earnings per share amounts have been adjusted to reflect the stock split.
8.	Subsequent Events:
Effective July 15, 2005, the Jerome, Idaho branch was closed. All deposits, loans and employees were transferred to the Twin Falls branch of Magic Valley Bank, which is located approximately 12 miles from the Jerome branch.
On July 18, 2005, an advance from the Federal Home Loan of Seattle in the amount of $10.0 million matured. The Company entered into a new advance in the amount of $7.0 million, bearing a fixed rate of 3.49% with a maturity date of August 17, 2005.
9.	New Accounting Policies:
SFAS No. 123 (revised 2004) (“SFAS 123R”), “Share-Based Payment”. In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004). SFAS 123R replaces SFAS No. 123 “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”. SFAS 123R will require that the compensation cost relating to share-based payment transactions be recognized in the Company’s financial statements, eliminating pro forma disclosure as an alternative. That cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In April 2005, the U.S. Securities and Exchange Commission delayed the mandatory adoption date of this standard. Therefore, this statement is effective for Intermountain on January 1, 2006. The Company believes the adoption of SFAS 123R will result in a pre-tax gross compensation expense of $141,000 for the year ended December 31, 2006.

SFAS No. 154—“Accounting Changes and Error Corrections”. In May 2005, the FASB issued SFAS No. 154—Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.
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
General
     Intermountain Community Bancorp (“Intermountain”) is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Panhandle State Bank (“Panhandle”), a wholly owned subsidiary of Intermountain, was first opened in 1981 to serve the local banking needs of Bonner County, Idaho. Since then, Panhandle has continued to grow by opening additional branch offices throughout Idaho, Oregon and now eastern Washington.
     Intermountain conducts its primary business through its bank subsidiary, Panhandle State Bank. Panhandle maintains its main office in Sandpoint, Idaho and has 15 other branches. In addition to the main office, six branch offices operate under the name of Panhandle State Bank, six of the branches operate under the name of Intermountain Community Bank, a division of Panhandle State Bank and three operate under the name of Magic Valley Bank, a division of Panhandle State Bank. Effective November 2, 2004, Panhandle acquired Snake River Bancorp, Inc. (“Snake River”), which included three branches operating under the name of Magic Valley Bank. Intermountain focuses its banking and other services on individuals, professionals, and small to medium-sized businesses throughout its market area. In June 2005, Intermountain opened a branch in Spokane Valley, Washington. This expansion into Washington State allows the Company to better serve its existing customer base and expand its community banking focus into the eastern Washington market.
     At June 30, 2005, Intermountain had total consolidated assets of $677.5 million. Panhandle is regulated by the Idaho Department of Finance, the Washington Department of Financial Institutions, the Oregon Division of Finance and Corporate Securities, and by the Federal Deposit Insurance Corporation (“FDIC”), its primary federal regulator and the insurer of its deposits. Intermountain competes with a number of international banking groups, out-of-state banking companies, state-wide banking organizations, several local community banks, savings banks, savings and loans, and credit unions throughout its market area. Based on asset size at June 30, 2005, Intermountain is the largest independent commercial bank headquartered in the state of Idaho.
     Intermountain offers a variety of services to its communities including lending activities, deposit accounts, investment and other services. Intermountain offers a variety of loans to meet the credit needs of the communities it serves. Types of loans offered include consumer loans, real estate loans, business loans, and agricultural loans. A full range of deposit services are available including checking accounts, savings accounts, money market accounts and various types of certificates of deposit. Investment services are provided through third-party vendors, including annuities, securities, mutual funds and brokerage services.

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
Critical Accounting Policies
     The accounting and reporting policies of Intermountain conform to Generally Accepted Accounting Principles (“GAAP”) and to general practices within the banking industry. The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Intermountain’s management has identified the accounting policies described below as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of Intermountain’s Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
     Management believes the allowance for loan losses was adequate at June 30, 2005. While management uses available information to provide for loan losses, the ultimate collectibility of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions and other relevant factors. A slowdown in economic activity could adversely affect cash flows for both commercial and individual borrowers, which could cause Intermountain to experience increases in nonperforming assets, delinquencies and losses on loans.

     Investments. Assets in the investment portfolio are initially recorded at cost, which includes any premiums and discounts. Intermountain amortizes premiums and discounts as an adjustment to interest income using the interest yield method over the life of the security. The cost of investment securities sold, and any resulting gain or loss, is based on the specific identification method.
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
     Management evaluates investment securities for other than temporary declines in fair value on a periodic basis. If the fair value of investment securities falls below their amortized cost and the decline is deemed to be other than temporary, the securities will be written down to current market value and the write down will be deducted from earnings. There were no investment securities which management identified to be other-than-temporarily impaired for the three or six months ended June 30, 2005 and 2004. Charges to income could occur in future periods due to a change in management’s intent to hold the investments to maturity, a change in management’s assessment of credit risk, or a change in regulatory or accounting requirements.
     Goodwill and Other Intangible Assets. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible elements in the business acquired. Intermountain’s goodwill relates to value inherent in the banking business and the value is dependent upon Intermountain’s ability to provide quality, cost effective services in a competitive market place. As such, goodwill value is supported ultimately by revenue that is driven by the volume of business transacted. A decline in earnings as a result of a lack of growth or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill that could adversely impact earnings in future periods. Goodwill is not amortized, but is subjected to impairment analysis periodically. No impairment was considered necessary during the three and six months ended June 30, 2005 and 2004. However, future events could cause management to conclude that Intermountain’s goodwill is impaired, which would result in Intermountain recording an impairment loss. Any resulting impairment loss could have a material adverse impact on Intermountain’s financial condition and results of operations.
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

Intermountain Community Bancorp
Comparison of the Three and Six Month Periods Ended June 30, 2005 and 2004
Results of Operations
     Overview. Intermountain recorded net income of $1.6 million, or $0.25 per diluted share, for the three months ended June 30, 2005, compared with net income of $926 thousand, or $0.17 per diluted share, for the three months ended June 30, 2004. Intermountain recorded net income of $3.1 million, or $0.49 per diluted share, for the six months ended June 30, 2005, compared with net income of $2.0 million, or $0.37 per diluted share, for the six months ended June 30, 2004. The increase in net income for both periods reflected increases in both net interest income and other income, which were partially offset by increases in operating expenses.
     The annualized return on average assets (“ROA”) was 0.98% and 0.83% for the three months ended June 30, 2005 and 2004, respectively, while ROA was 0.98% and 0.93% for the six months ended June 30, 2005 and 2004, respectively. The annualized return on average equity (“ROE”) was 13.5% and 13.1% for the three months ended June 30, 2005 and 2004, respectively, while ROE was 13.4% and 14.4% for the six months ended June 30, 2005 and 2004, respectively. The increases in ROA during both periods reflected the additional income generated from strong increases in the loan portfolio, along with the acquisition of Snake River Bancorp at the end of 2004. This acquisition contributed approximately $87.9 million in assets, $65.5 million in loans receivable and $69.6 million in deposits. This transaction resulted in large immediate increases in equity outstanding, without a corresponding immediate increase in earnings. While the transaction has had a positive impact thus far on overall earnings, it has been proportionately smaller than the impact on equity because of the relatively short period of time since the acquisition closed.
     Net Interest Income. The most significant component of earnings for the Company is net interest income, which is the difference between interest income, primarily from the Company’s loan and investment portfolios, and interest expense, primarily on deposits and other borrowings. During the three months ended June 30, 2005 and 2004, net interest income was $7.2 million and $4.6 million, respectively, an increase of 56.1%. During the six months ended June 30, 2005 and 2004, net interest income was $13.6 million and $9.0 million, respectively, an increase of 51.6%. The positive increase resulted primarily from the impact of the Snake River Bancorp acquisition, higher loan balances and slight improvement in the net interest spread.
     Average interest-earning assets increased by 43.1% to $617.6 million for the three months ended June 30, 2005, compared to $431.5 million for the three months ended June 30, 2004. Average loans increased by 52.9% or $167.2 million, while average investments increased by 16.4% or $19.0 million over the same period in 2004. The increases in the components of average interest-earning assets are due to a combination of strong loan growth in the company’s existing markets and the impact of the Snake River acquisition in late 2004. Average interest-costing liabilities increased by 45.4% or $185.5 million, driven by increases in average deposits, advances and other borrowings of 41.3% or $153.8 million, 180.7% or $9.0 million and 72.3% or $22.7 million, respectively. Deposit increases reflected growth in the bank’s existing markets and the acquisition of Snake River. However, these increases did not match the overall significant increase in loan volume during the period, resulting in the use of additional non-deposit borrowings during the three months ended June 30, 2005. Average net interest spread during the three months ended June 30, 2005 and 2004 was 4.59% and 4.22%, respectively. Higher yields on loans and improvements in the mix of higher-yielding loans versus lower-yielding investments produced this increase. This was partially offset by an increase in the cost of interest bearing liabilities, resulting from increased deposit costs and additional use of non-deposit borrowings.
     Average interest-earning assets increased by 44.0% to $591.6 million for the six months ended June 30, 2005, compared to $410.8 million for the six months ended June 30, 2004. Average loans increased by 51.9% or $157.4 million, while average investments increased by 21.7% or $23.4 million over the same period in 2004. The increases in the components of average interest-earning assets largely mirrored the quarter-over-quarter results, with significant loan growth from existing markets and the Snake River acquisition. Average interest-costing liabilities increased by 45.5% or $177.9 million, while average deposits, advances and other borrowings increased by 42.2% or $151.4 million, 91.6% or $4.6 million and 79.8% or $21.9 million, respectively. Again, the same factors from the quarterly results applied, with growth in deposits falling slightly short of growth in loans, resulting in increased use of non-deposit borrowing. However, deposit growth during the past few months increased from earlier in 2005. Average net interest spread during the six months ended June 30, 2005 and 2004 was 4.57% and 4.39%, respectively. Asset-side yield and mix improvements generated the increase, partially offset by increases in the cost of interest bearing liabilities, resulting from increased deposit costs and additional use of non-deposit borrowings.

     Provision for Losses on Loans. Management’s policy is to establish valuation allowances for estimated losses by charging corresponding provisions against income. This evaluation is based upon management’s assessment of various factors including, but not limited to, current and anticipated future economic trends, historical loan losses, delinquencies, underlying collateral values, as well as current and potential risks identified in the portfolio.
     Intermountain recorded provisions for losses on loans of $994 thousand and $693 thousand for the three months ended June 30, 2005 and 2004, respectively. Intermountain recorded provisions for losses on loans of $1.3 million and $829 thousand for the six months ended June 30, 2005 and 2004, respectively. The provision reflects the analysis and assessment of the relevant factors mentioned in the preceding paragraph. The increase in the loss provision from the prior period resulted from the need to adequately reserve for the growth in the loan portfolio.
The following table summarizes loan loss allowance activity for the periods indicated.

	Six Months Ended June 30,
	2005	2004
	(Dollars in thousands)
Balance at January 1	$6,902	$5,118
Allowance associated with the sale of loans	(96)	(140)
Provision for losses on loans	1,292	829
Amounts written off net of recoveries	(11)	1

Balance at June 30	$8,087	$5,808

     At June 30, 2005, Intermountain’s total classified assets were $5.4 million, compared with $4.2 million at June 30, 2004. Total nonperforming loans were $1.1 million at June 30, 2005, compared with $140 thousand at June 30, 2004. The increase in classified assets was primarily attributable to the increase in the loan portfolio and the addition of one loan relationship, all of which management feels are adequately collateralized and provided for in the allowance for loan loss. The increase in nonperforming loans was primarily attributable to the addition of three loan relationships totaling approximately $900,000. At June 30, 2005, Intermountain’s loan delinquency rate (30 days or more) as a percentage of total loans was 0.24%, compared with 1.40% at June 30, 2004. The loan delinquency rate (30 days or more) has decreased due to sales of delinquent real estate loans during 2004 and early 2005. These loans were acquired in January 2003 through the acquisition of assets of Household Bank.
     Other Income. Total other income was $2.5 million and $1.9 million for the three months ended June 30, 2005 and 2004, respectively. Fees and service charge income increased by 37.7% to $2.1 million for the three months ended June 30, 2005 from $1.6 million for the same period last year. Total other income was $4.5 million and $3.2 million for the six months ended June 30, 2005 and 2004, respectively. Fees and service charge income increased by 41.3% to $3.9 million for the six months ended June 30, 2005 from $2.7 million for the same period last year. Mortgage activity remained strong during the current period, generating income from the sale of loans. For both the three and six months ended June 30, 2005, deposit service fees also increased, reflecting continued account and customer growth and the addition of the Snake River accounts. Contract income from the bank’s secured deposit program also contributed to the increase in other income for the three and six months ended June 30, 2005.
     Operating Expenses. Operating expenses were $6.2 million and $4.4 million for the three months ended June 30, 2005 and 2004, respectively. Operating expenses were $12.0 million and $8.3 million for the six months ended June 30, 2005 and 2004, respectively. Expanded staffing, the addition of the three Magic Valley branches, the expansion into eastern Washington, additional regulatory compliance costs, and additional legal and accounting costs all contributed to the increase in operating expenses over the six months ended June 30, 2004.
     Salaries and employee benefits were $3.5 million and $2.4 million for the three months ended June 30, 2005 and 2004, respectively. Salaries and employee benefits were $6.7 million and $4.5 million for the six months ended June 30, 2005 and 2004, respectively. The employee costs reflected increased branch staffing due to the addition of the three Magic Valley branches in the fourth quarter of 2004 as noted above, increased mortgage banking staff and additional administrative staff as a result of continued new branch growth and expansion. At June 30, 2005, full-time-equivalent employees were 290, compared with 221 at June 30, 2004.

     Occupancy expenses were $915 thousand and $611 thousand for the three months ended June 30, 2005 and 2004, respectively. Occupancy expenses were $1.9 million and $1.2 million for the six months ended June 30, 2005 and 2004, respectively. The increase was primarily due to costs associated with the three branches added with the Snake River Bancorp acquisition in November 2004, additional square footage associated with administrative staff needed to support bank growth, and additional software and hardware costs related to the upgrade of the bank’s data processing systems in 2004.
     Income Tax Provision. Intermountain recorded federal and state income tax provisions of $879 thousand and $474 thousand for the three months ended June 30, 2005 and 2004, respectively. Intermountain recorded federal and state income tax provisions of $1.7 million and $1.1 million for the six months ended June 30, 2005 and 2004, respectively. The increased tax provision in 2005 over 2004 is due to the increase in pre-tax income. The effective tax rates for both the three month periods were 35.8% and 33.9%, respectively. The effective tax rates for both the six month periods were 36.1% and 35.5%, respectively.
     Financial Position
     Assets. At June 30, 2005, Intermountain’s assets were $677.5 million, up $79.8 million or 13.4% from $597.7 million at December 31, 2004. Growth in assets primarily reflected an increase in loans receivable and investments. The increase in loans receivable was supported by increases in customer deposits, advances from the Federal Home Loan Bank of Seattle and increased levels of repurchase agreements.
     Investments. Intermountain’s investment portfolio at June 30, 2005 was $104.9 million, an increase of $2.1 million or 2.1% from the December 31, 2004 balance of $102.8 million. The increase was primarily due to purchases of additional investments to be used as collateral for customer repurchase agreements. This was offset by principal paydowns on the mortgage-backed securities portfolio. Funds from these payments were used to help fund the expansion of the loan portfolio. As of June 30, 2005, the balance of the unrealized loss, net of federal income taxes, was $785 thousand, compared to an unrealized loss at year-end 2004 of $509 thousand. Generally, falling interest rates will increase the amount recorded as unrealized gain, and rising rates will decrease any unrealized gains, as the market value of securities inversely adjusts to the change in interest rates.
     Loans Receivable. At June 30, 2005, net loans receivable were $496.3 million, up $77.6 million or 18.6% from $418.7 million at December 31, 2004. The increase was primarily due to net increases in business and agricultural loans. During the six months ended June 30, 2005, total loan originations were $288.4 million compared with $188.3 million for the prior year’s comparable period, reflecting growing loan demand in the company’s markets. This increase in loan demand is anticipated to continue over the next six months, as a result of strong local economies, build-out in the bank’s new markets, and increases in the bank’s market share.
     The following table sets forth the composition of Intermountain’s loan portfolio at the dates indicated. Loan balances exclude deferred loan origination costs and fees and allowances for loan losses.

	June 30, 2005		December 31, 2004
	Amount	%	Amount	%
	(Dollars in thousands)
Commercial (includes commercial real estate)	$382,635	75.76	$304,783	71.58
Residential real estate	89,044	17.63	94,170	22.12
Consumer	31,929	6.32	24,245	5.69
Municipal	1,479	0.29	2,598	0.61

Total loans receivable	505,087	100.00	425,796	100.00

Net deferred origination fees	(668)		(233)
Allowance for losses on loans	(8,087)		(6,902)

Loans receivable, net	$496,332		$418,661

Weighted average yield at end of period	7.24%		6.81%

The following table sets forth Intermountain’s loan originations for the periods indicated.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2005	2004	% Change	2005	2004	% Change
	(Dollars in thousands)
Commercial (includes commercial real estate)	$132,670	$66,371	99.9	$223,500	$142,364	57.0
Residential real estate	27,973	23,688	18.1	46,956	38,782	21.1
Consumer	10,904	3,322	228.2	17,938	7,096	152.8
Municipal	—	—	—	50	15	233.3

Total loans originated	$171,547	$93,381	83.7	$288,444	$188,257	53.2

     Office Properties and Equipment. Office properties and equipment increased to $15.2 million from $12.9 million at December 31, 2004. The increase was primarily due to the completion of the Coeur d’Alene office building, which was completed in May 2005.
     BOLI and All Other Assets. Bank-owned life insurance (“BOLI”) and other assets increased to $15.5 million at June 30, 2005 from $14.1 million at December 31, 2004. The increase was primarily due to an increase in the net deferred tax asset, an increase in prepaid expenses, and an increase in accrued interest receivable.
     Deposits. Total deposits increased $39.0 million or 7.8% to $539.9 million at June 30, 2005, from $500.9 million at December 31, 2004, primarily due to increases in interest bearing demand accounts, savings and certificates of deposit accounts. Most of the growth came in the second quarter, though the deposit market remained very competitive, with leveraged competitors offering high interest rates on various deposit products, particularly certificates of deposit. In response, Intermountain is refocusing its sales efforts on expanding deposit sales in its existing markets by targeting market segments with high levels of excess funds and concentrating on strengthening existing depositor relationships.
     The following table sets forth the composition of Intermountain’s deposits at the dates indicated.

	June 30, 2005		December 31, 2004
	Amount	%	Amount	%
	(Dollars in thousands)
Demand	$114,411	21.2	$109,627	21.9
NOW and money market 0.0% to 3.0%	186,772	34.6	171,474	34.2
Savings and IRA 0.0% to 6.65%	69,171	12.8	61,112	12.2
Certificate of deposit accounts	169,581	31.4	158,710	31.7

Total deposits	$539,935	100.0	$500,923	100.0

Weighted average interest rate on certificates of deposit		3.23%		2.85%
     Borrowings. Deposit accounts are Intermountain’s primary source of funds. Intermountain does, however, rely upon advances from the Federal Home Loan Bank of Seattle, repurchase agreements and other borrowings to supplement its funding and to meet deposit withdrawal requirements. These borrowings totaled $76.2 million and $42.4 million at June 30, 2005 and December 31, 2004, respectively. The increase is due primarily due to additional borrowings needed to fund loan portfolio growth. See “Liquidity and Sources of Funds” for additional information.

Interest Rate Risk
     The results of operations for financial institutions may be materially and adversely affected by changes in prevailing economic conditions, including rapid changes in interest rates, declines in real estate market values and the monetary and fiscal policies of the federal government. Like all financial institutions, Intermountain’s net interest income and its NPV (the net present value of financial assets, liabilities and off-balance sheet contracts), are subject to fluctuations in interest rates. Currently, Intermountain’s interest-bearing liabilities, consisting primarily of deposits, mature or reprice more rapidly, or on different terms, than do its interest-earning assets, consisting primarily of loans receivable and investments. The fact that liabilities mature or reprice more frequently on average than assets may be beneficial in times of declining interest rates; however, such an asset/liability structure may result in declining net interest income during periods of rising interest rates. The level of non-interest bearing deposits, the relative lag in repricing of Intermountain’s short-term deposits and the use of pricing strategies on the liability side, combined with variable rate loan products tied to an internal cost of funds and the prime lending rate index typically mitigates the negative impact in a rising interest rate environment.
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
     Intermountain uses a simulation model designed to measure the sensitivity of net interest income and NPV to changes in interest rates. This simulation model is designed to enable Intermountain to generate a forecast of net interest income and NPV given various interest rate forecasts and alternative strategies. The model is also designed to measure the anticipated impact that prepayment risk, basis risk, customer maturity preferences, volumes of new business and changes in the relationship between long-term and short-term interest rates have on the performance of Intermountain. The results of current modeling are within guidelines established by the company and reflect slight performance improvement in the case of a rising rate environment, and a slight negative impact in a falling rate environment.
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
     Intermountain also uses gap analysis, a traditional analytical tool designed to measure the difference between the amount of interest-earning assets and the amount of interest-bearing liabilities expected to reprice in a given period. Intermountain calculated its one-year cumulative repricing gap position to be negative 27.3% and a negative 16.6% at June 30, 2005 and December 31, 2004, respectively. Management attempts to maintain Intermountain’s gap position between positive 20% and negative 20%. At June 30, 2005, Intermountain’s gap positions was outside of guidelines established by its Board of Directors because of the relative increase in short-term deposits and other borrowings, as compared to the increase in short-term assets. This guideline exception, however, is mitigated by the results of the simulation modeling referenced above, which indicate a positive impact in a rising rate environment, primarily because of the lag in repricing of short-term transaction deposits. Management is pursuing strategies to increase its net interest income without significantly increasing its cumulative gap positions in future periods. There can be no assurance that Intermountain will be successful implementing these strategies or that, if these strategies are implemented, they will have the intended effect of increasing its net interest income. See “Results of Operations — Net Interest Income” and “Capital Resources.”

Liquidity and Sources of Funds
     As a financial institution, Intermountain’s primary sources of funds from assets include the collection of loan principal and interest payments, cash flows from various securities it invests in, and occasional sales of loans, investments or other assets. Financing activities from liabilities consist primarily of customer deposits, advances from FHLB Seattle and other borrowings. Deposits increased to $539.9 million at June 30, 2005 from $500.9 million at December 31, 2004, primarily due to increases in interest bearing demand accounts, savings accounts and certificates of deposit. The net increase in deposits partially funded the increase in loan volume. At June 30, 2005 and December 31, 2004, securities sold subject to repurchase agreements were $39.9 million and $20.9 million, respectively. The increase in repurchase agreements was also used to fund loan growth during the period. These borrowings are required to be collateralized by investments with a market value exceeding the face value of the borrowings. Under certain circumstances, Intermountain could be required to pledge additional securities or reduce the borrowings.
     During the three months ended June 30, 2005, cash used in investing activities consisted primarily of the funding of new loan volumes. During the same period, cash provided by financing activities consisted primarily of increases in demand deposits, money market accounts, savings deposits, repurchase agreements and the net issuance of additional FHLB of Seattle advances and federal funds purchased.
     Intermountain’s credit line with FHLB Seattle provides for borrowings up to a percentage of its total assets subject to general collateralization requirements. At June 30, 2005, the Company’s credit line represented a total borrowing capacity of approximately $19.4 million, of which there was $4.4 million available. In May 2005, Intermountain borrowed $10.0 million through an advance from the Federal Home Loan Bank of Seattle. This fixed rate advance matures in July 2005 and was at an interest rate of 3.21% as of June 30, 2005. Upon maturity of this advance, Intermountain entered into a new advance in the amount of $7.0 million with an interest rate of 3.49% and a maturity in August 2005. Intermountain also borrows on an unsecured basis from correspondent banks and other financial entities and has additional borrowing capacity using specific securities as collateral at the FHLB of Seattle. As of June 30, 2005, Intermountain had $39.9 million outstanding in repurchase agreements. These repurchase agreements are with depositors, have daily maturities and have an average interest rate of 2.80%. As of June 30, 2005, there was $4.8 million outstanding in a correspondent bank borrowing arrangement which had an interest rate of 3.75%. It is anticipated that the Company will continue to rely on these various borrowing sources to supplement deposit growth as a method to fund loan growth.
     Intermountain actively manages its liquidity to maintain an adequate margin over the level necessary to support expected and potential loan fundings and deposit withdrawals. This is balanced with the need to maximize yield on alternative investments. The liquidity ratio may vary from time to time, depending on economic conditions, savings flows and loan funding needs.
Capital Resources
     Intermountain’s total stockholders’ equity was $48.1 million at June 30, 2005 compared with $44.6 million at December 31, 2004. The increase in total stockholders’ equity was primarily due to the increase in net income partially offset by the increase in unrealized losses on securities. Stockholders’ equity was 7.1% of total assets at June 30, 2005 compared with 7.5% at December 31, 2004. Strong loan demand increased assets at a faster pace than the addition of net income to equity, resulting in the decrease in this ratio. On February 24, 2005, the Board of Directors approved a 3-for-2 stock split to shareholders, effective March 10, 2005. Intermountain issued 1,914,809 shares of common stock related to the stock split.
     At June 30, 2005, Intermountain had an unrealized loss of $785 thousand, net of related income taxes, on investments classified as available for sale. At December 31, 2004, Intermountain had an unrealized loss of $509 thousand, net of related income taxes, on investments classified as available for sale. Fluctuations in prevailing interest rates continue to cause volatility in this component of accumulated comprehensive loss in stockholders’ equity and may continue to do so in future periods.

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
     Intermountain and Panhandle are required by applicable regulations to maintain certain minimum capital levels and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier I capital to average assets. Intermountain and Panhandle endeavors to enhance its capital resources and regulatory capital ratios through the retention of earnings and the management of the level and mix of assets, although there can be no assurance in this regard. At June 30, 2005, Intermountain exceeded all such regulatory capital requirements and was “well-capitalized” pursuant to FFIEC regulations.
     The following tables set forth the amounts and ratios regarding Panhandle State Bank’s actual and minimum core Tier 1 risk-based and total risk-based capital requirements, together with the amounts and ratios required in order to meet the definition of a “well-capitalized” institution as reported on the quarterly FFIEC call report at June 30, 2005.

			Capital		Well-Capitalized
	Actual		Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$55,374	9.55%	$46,380	8.00%	$57,975	10.00%
Tier 1 capital to (to risk-weighted assets)	48,117	8.30	23,190	4.00	34,785	6.00
Tier 1 capital (to average assets)	48,117	7.45	25,826	4.00	32,283	5.00
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

     The following table represents Intermountain’s on-and-off balance sheet aggregate contractual obligations to make future payments as of June 30, 2005.

	Payments Due by Period
		Less than		Over	More than
	Total	1 year	1 to 3 years	3 to 5 years	5 years
	(Dollars in thousands)
Long-term debt(1)	$51,431	$1,184	$7,364	$2,098	$40,785
Short-term debt (1)	14,766	14,766	—	—	—
Capital lease obligations	—	—	—	—	—

Operating lease obligations	5,518	570	955	801	3,192
Purchase obligations(2)	284	284	—	—	—
Other long-term liabilities reflected on the registrant’s balance sheet under GAAP	—	—	—	—	—

Total	$71,999	$16,804	$8,319	$2,899	$43,977

(1)	Includes interest payments.

(2)	Excludes recurring accounts payable, accrued expenses and other liabilities, repurchase agreements and customer deposits, all of which are recorded on the Company’s balance sheet.
New Accounting Policies
     SFAS No. 123 (revised 2004) (“SFAS 123R”), “Share-Based Payment”. In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004). SFAS 123R replaces SFAS No. 123 “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”. SFAS 123R will require that the compensation cost relating to share-based payment transactions be recognized in the Company’s financial statements, eliminating pro forma disclosure as an alternative. That cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In April 2005, the U.S. Securities and Exchange Commission delayed the mandatory adoption date of this standard. Therefore, this statement is effective for Intermountain on January 1, 2006. The Company believes the adoption of SFAS 123R will result in a pre-tax gross compensation expense of $141,000 for the year ended December 31, 2006.
     SFAS No. 154—“Accounting Changes and Error Corrections”. In May 2005, the FASB issued SFAS No. 154—Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.
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

Item 4 — Controls and Procedures
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
(b) Changes in Internal Controls: In the quarter ended June 30, 2005, Intermountain Bank did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.
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
Item 3 — Defaults Upon Senior Securities
     Not applicable.
Item 4 — Submission of Matters to a Vote of Security Holders
(a)	The annual meeting of shareholders of Intermountain Community Bancorp was held on April 30, 2005.

(b)	Not Applicable

(c)	A brief description of each matter voted upon at the Annual Meeting and number of votes cast for, against or withheld, including a separate tabulation with respect to each nominee to serve on the Board is presented below:
1.	Election of five directors for terms expiring in 2008 and of one director for term expiring in 2006, or until their successors have been elected and qualified.

Directors with terms expiring in 2008:

Charles L. Bauer
Votes Cast for:	4,359,757
Votes Withheld	44,003
Votes Abstained	0

Maggie Y. Lyons
Votes Cast for:	4,364,688
Votes Withheld	39,072
Votes Abstained	0

Ron Jones
Votes Cast for:	4,401,130
Votes Withheld	2,630
Votes Abstained	0

Barbara Strickfaden
Votes Cast for:	4,401,130
Votes Withheld	2,630
Votes Abstained	0

Douglas P. Ward
Votes Cast for:	4,239,828
Votes Withheld	163,932
Votes Abstained	0

Directors with terms expiring in 2006:

Jim Patrick
Votes Cast for:	4,399,735
Votes Withheld	4,025
Votes Abstained	0
2.	To approve an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of common stock to 24,000,000.

Votes Cast for:	4,327,052
Votes Withheld	66,387
Votes Abstained	10,321
3.	To approve an amendment to the Articles of Incorporation to change the supermajority voting provisions for approval of mergers and acquisitions.

Votes Cast for:	4,045,321
Votes Withheld	72,830
Votes Abstained	13,269
4.	To approve an amendment to the Articles to Incorporation make certain technical changes.

Votes Cast for:	4,359,335
Votes Withheld	32,741
Votes Abstained	11,684
5.	To approve amendments to the Director Stock Option Plan to (a) provide for the grant of restricted stock awards, and b) make related technical changes.

Votes Cast for:	3,532,412
Votes Withheld	585,784
Votes Abstained	13,224

6.	To ratify the appointment of BDO Seidman, LLP as the independent public accountants for Intermountain Community Bancorp for 2005.

Votes Cast for:	4,396,792
Votes Withheld	2,718
Votes Abstained	4,250
Item 5 — Other Information
     Not Applicable
Item 6 — Exhibits

Exhibit No.	Exhibit
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERMOUNTAIN COMMUNITY BANCORP
(Registrant)

August 10, 2005	By:	/s/ Curt Hecker

Date		Curt Hecker
President
and Chief Executive Officer

August 10, 2005	By:	/s/ Doug Wright

Date		Doug Wright
Executive Vice President
and Chief Financial Officer