Form 10-Q
period 2005-09-30
INTERMOUNTAIN COMMUNITY BANCORP
filed 2005-11-04
CIK 1284506

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2005 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number 000-50667
INTERMOUNTAIN COMMUNITY BANCORP
(Exact name of registrant as specified in its charter)

Idaho	82-0499463
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of November 1, 2005

Common Stock (no par value)	5,852,528

Intermountain Community Bancorp
FORM 10-Q
For the Quarter Ended September 30, 2005

PART I — Financial Information
Item 1 — Financial Statements
Intermountain Community Bancorp
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2005	2004
	(Dollars in thousands)
ASSETS:
Cash and cash equivalents:
Interest bearing	$667	$104
Non-interest bearing and vault	25,486	14,098
Restricted	647	1,634
Federal funds sold	2,425	8,330
Interest bearing certificates of deposit	—	100
Available for sale securities, at fair value	104,617	102,758
Held to maturity securities, at amortized cost	6,857	5,409
Federal Home Loan Bank of Seattle (FHLB) stock, at cost	1,774	1,210
Loans held for sale	6,007	5,686
Loans receivable, net	537,882	418,661
Accrued interest receivable	4,900	3,722
Office properties and equipment, net	15,566	12,941
Bank-owned life insurance	7,018	6,795
Goodwill	11,399	11,399
Other intangible assets, net	1,096	1,238
Prepaid expenses and other assets, net	4,439	3,595

Total assets	$730,780	$597,680

LIABILITIES:
Deposits	$593,374	$500,923
Securities sold subject to repurchase agreements	47,193	20,901
Advances from Federal Home Loan Bank of Seattle	10,000	5,000
Cashiers checks issued and payable	9,231	5,478
Accrued interest payable	1,033	753
Other borrowings	16,527	16,527
Accrued expenses and other liabilities	3,285	3,534

Total liabilities	680,643	553,116

Commitments and contingent liabilities

STOCKHOLDERS’ EQUITY:
Common stock, no par value; 24,000,000 and 7,084,000 shares authorized; 5,870,683 and 3,784,180 shares issued; 5,849,163 and 3,784,180 shares outstanding	31,651	30,314
Unearned compensation — restricted stock	(325)	—
Accumulated other comprehensive loss	(1,063)	(509)
Retained earnings	19,874	14,759

Total stockholders’ equity	50,137	44,564

Total liabilities and stockholders’ equity	$730,780	$597,680

The accompanying notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Dollars in thousands, except per share data)

Interest income:
Loans	$10,325	$5,514	$26,651	$15,455
Investments	955	832	2,848	2,377

Total interest income	11,280	6,346	29,499	17,832

Interest expense:
Deposits	2,195	1,156	5,767	3,211
Other borrowings	768	302	1,828	771

Total interest expense	2,963	1,458	7,595	3,982

Net interest income	8,317	4,888	21,904	13,850

Provision for losses on loans	(937)	(168)	(2,229)	(997)

Net interest income after provision for losses on loans	7,380	4,720	19,675	12,853

Other income:
Fees and service charges	2,148	1,568	6,017	4,306
Bank owned life insurance	77	63	223	191
Gain (loss) on sale of securities	(2)	46	(43)	33
Other	278	227	814	608

Total other income	2,501	1,904	7,011	5,138

Operating expenses	6,657	4,644	18,660	12,909

Income before income taxes	3,224	1,980	8,026	5,082

Income tax provision	(1,176)	(721)	(2,909)	(1,822)

Net income	$2,048	$1,259	$5,117	$3,260

Earnings per share — basic	$0.35	$0.26	$0.89	$0.68

Earnings per share — diluted	$0.33	$0.23	$0.82	$0.61

Weighted average shares outstanding — basic	5,822,575	4,842,370	5,767,197	4,811,742

Weighted average shares outstanding — diluted	6,258,144	5,374,627	6,237,208	5,366,068
The accompanying notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$5,117	$3,260
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,227	948
Stock issued as compensation	35	27
Amortization of unearned compensation	20	—
Net amortization of premiums and discounts on securities	132	370
Stock dividends on FHLB stock	—	(26)
Provisions for losses on loans	2,229	997
Amortization of core deposit intangibles	142	53
(Gain) loss on sale of securities	43	(33)
(Gain) loss on sale of loans	26	(2)
Gain on sale of other real estate owned	(133)	—
Net accretion of loan and deposit discounts and premiums	(118)	(123)
Increase in cash surrender value of bank-owned life insurance	(223)	(191)
Change in
Loans held for sale	(321)	(1,563)
Accrued interest receivable	(1,178)	(491)
Prepaid expenses and other assets	(1,502)	(359)
Accrued interest payable	280	303
Accrued expenses and other liabilities	3,679	287

Net cash provided by operating activities	9,455	3,457

Cash flows from investing activities:
Purchases of available-for-sale securities	(36,477)	(46,881)
Proceeds from calls or maturities of available-for-sale securities	22,939	21,706
Principal payments on mortgage-backed securities	10,631	10,900
Purchases of held-to-maturity securities	(1,929)	(512)
Proceeds from calls or maturities of held-to-maturity securities	450	199
Origination of loans, net of principal payments	(122,579)	(50,624)
Proceeds from sale of loans	1,278	2,724
Purchase of office properties and equipment	(3,853)	(1,982)
Net change in federal funds sold	5,905	(9,690)
Purchase of FHLB stock	(565)	(433)
Proceeds from maturities of certificates of deposit	100	298
Proceeds from sales of other real estate owned	1,142	—
Net (increase) decrease in restricted cash	987	151
Investment in affiliate	—	(248)

Net cash used in investing activities	(121,971)	(74,392)

Intermountain Community Bancorp
Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004
	(Dollars in thousands)
Cash flows from financing activities:
Net increase in demand, money market and savings deposits	$77,963	$49,952
Net increase in certificates of deposit	14,428	17,284
Net change in repurchase agreements	26,292	(3,683)
Proceeds from exercise of stock options	786	421
Payments for fractional shares	(2)	—
Repurchase of stock	—	(47)
Proceeds from debenture issuance	—	8,248
Repayments of FHLB borrowings	(31,000)	—
Proceeds from FHLB borrowings	36,000	—

Net cash provided by financing activities	124,467	72,175

Net change in cash and cash equivalents	11,951	1,240
Cash and cash equivalents, beginning of period	14,202	10,240

Cash and cash equivalents, end of period	$26,153	$11,480

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$7,256	$3,673
Income taxes	3,343	1,871
Restricted shares issued	345	—
The accompanying notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Dollars in thousands)

Net income	$2,048	$1,259	$5,117	$3,260

Other comprehensive income (loss):
Change in unrealized gains (losses) on investments, net of reclassification adjustments	(450)	1,013	(904)	(992)
Less deferred income tax benefit (provision)	172	(398)	350	388

Net other comprehensive income (loss)	(278)	615	(554)	(604)

Comprehensive income	$1,770	$1,874	$4,563	$2,656

The accompanying notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp
Notes to Consolidated Financial Statements
1.	Basis of Presentation:

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

The Company had advances from the Federal Home Loan Bank of Seattle totaling $10.0 million at September 30, 2005. The first advance totals $5.0 million, bears a fixed interest rate of 2.71% and matures on June 18, 2008. The second advance totals $5.0 million, bears a fixed interest rate of 3.90% and matures on October 19, 2005.

3.	Other Borrowings:

The components of other borrowings are as follows (in thousands):

	September 30,	December 31,
	2005	2004
Term note payable(1)	$8,279	$8,279
Term note payable(2)	8,248	8,248

Total other borrowings	$16,527	$16,527

(1) In January 2003, Intermountain issued $8.0 million of debentures through its subsidiary Intermountain Statutory Trust I. The debt associated with these securities bear interest at 6.75%. Interest only payments are made quarterly starting in June 2004. The debt is callable by Intermountain in March 2008 and matures in March 2033.
(2) In March 2004, Intermountain issued $8.0 million of debentures through its subsidiary Intermountain Statutory Trust II. The debt associated with these securities bear interest based on the London Interbank Offering Rate (LIBOR) with a beginning rate of 3.91%, adjusted and paid quarterly (the rate at September 30, 2005 was 6.40%). The debt is callable by Intermountain in March 2009 and matures in March 2034.
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

4.	Earnings Per Share:

The following table presents the basic and diluted earnings per share computations (dollars in thousands, except per share amounts):

	Three Months Ended September 30,
		2005			2004
	Net	Weighted	Per Share	Net	Weighted	Per Share
	Income	Avg. Shares(1)	Amount	Income	Avg. Shares(1)	Amount

Basic computations	$2,048	5,822,575	$0.35	$1,259	4,842,370	$0.26

Effect of dilutive securities:
Common stock options and restricted shares		435,569	(0.02)		532,257	(0.03)

Diluted computations	$2,048	6,258,144	$0.33	$1,259	5,374,627	$0.23

Antidilutive options not included in diluted earnings per share		—			6,750

	Nine Months Ended September 30,
		2005			2004
	Net	Weighted	Per Share	Net	Weighted	Per Share
	Income	Avg. Shares(1)	Amount	Income	Avg. Shares(1)	Amount

Basic computations	$5,117	5,767,197	$0.89	$3,260	4,811,742	$0.68

Effect of dilutive securities:
Common stock options and restricted shares		470,011	(0.07)		554,326	(0.07)

Diluted computations	$5,117	6,237,208	$0.82	$3,260	5,366,068	$0.61

Antidilutive options not included in diluted earnings per share		—			3,770
(1) Weighted average shares outstanding have been adjusted for the 3-for-2 stock split effective March 10, 2005.

5.	Operating Expenses:

The following table details Intermountain’s components of total operating expenses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Dollars in thousands)

Salaries and employee benefits	$3,941	$2,588	$10,594	$7,071
Occupancy expense	967	768	2,825	2,002
Advertising	227	170	530	395
Fees and service charges	220	202	728	782
Printing, postage and supplies	321	243	875	638
Legal and accounting	265	154	873	547
Other expense	716	519	2,235	1,474

Total operating expenses	$6,657	$4,644	$18,660	$12,909

6.	Stock Options:

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

Had compensation cost for Intermountain’s plans been determined based on the fair value at the grant dates for awards under the plans, Intermountain’s reported net income and earnings per share would have been changed to the pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Dollars in thousands, except per share amounts)

Reported net income	$2,048	$1,259	$5,117	$3,260
Add back: Stock-based employee compensation expense, net of related tax effects	19	17	33	17
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(46)	(41)	(115)	(115)

Pro forma	$2,021	$1,235	$5,035	$3,162

Basic earnings per share:
Reported earnings per share (1)	$0.35	$0.26	$0.89	$0.68
Stock-based employee compensation, fair value	(0.01)	(0.00)	(0.02)	(0.02)

Pro forma earnings per share	$0.34	$0.26	$0.87	$0.66

Diluted earnings per share:
Reported earnings per share (1)	$0.33	$0.23	$0.82	$0.61
Stock-based employee compensation, fair value	(0.01)	(0.00)	(0.01)	(0.02)

Pro forma earnings per share	$0.32	$0.23	$0.81	$0.59

(1) Earnings per share amounts have been have been adjusted for the 3-for-2 stock split effective March 10, 2005.
7.	Stock Split:

On February 24, 2005, the Board of Directors approved a 3-for-2 stock split which was effective March 10, 2005. The Company issued 1,914,809 shares of common stock related to the stock split. All shares outstanding and earnings per share amounts have been adjusted to reflect the stock split.

8.	Subsequent Events:

On October 19, 2005, an advance from the Federal Home Loan Bank of Seattle in the amount of $5.0 million matured. The Company did not enter into a new advance.

On November 1, 2005, Intermountain commenced a registered public offering of shares of its common stock. The offering will conclude on December 1, 2005, or such other date as determined by the board of directors. The offering price is $17.00 per share. The maximum number of shares to be offered is 588,235 shares of Intermountain common stock. Intermountain has the right to issue 117,647 additional shares of common stock to address any over-subscriptions in the offering. Priority in the offering will be given to existing shareholders of Intermountain Community Bancorp and customers of Panhandle State Bank and its divisions, Intermountain Community Bank and Magic Valley Bank. Proceeds from the offering will be used for working capital purposes and to fund continuing expansion of Panhandle and its divisions.

9.	New Accounting Policies:

SFAS No. 123 (revised 2004) (“SFAS 123R”), “Share-Based Payment”. In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004). SFAS 123R replaces SFAS No. 123 “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”. SFAS 123R will require that the compensation cost relating to share-based payment transactions be recognized in the Company’s financial statements, eliminating pro forma disclosure as an alternative. That cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In April 2005, the U.S. Securities and Exchange Commission delayed the mandatory adoption date of this standard. Therefore, this statement is effective for Intermountain on January 1, 2006. The Company believes the adoption of SFAS 123R will result in a pre-tax compensation expense of approximately $141,000 related to options currently outstanding for the year ended December 31, 2006.

SFAS No. 154, “Accounting Changes and Error Corrections”. In May 2005, the FASB issued SFAS No. 154—Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

Statement of Position No. 03-3 (“SOP 03-3”), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”. In December 2003, the Accounting Standards Executive Committee of the AICPA issued Statement of Position No. 03-3 (“SOP 03-3”), Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 addresses the accounting for differences between contractual cash flows and the cash flows expected to be collected from purchased loans or debt securities if those differences are attributable, in part, to credit quality. SOP 03-3 is effective for loans and debt securities acquired after December 15, 2004. The implementation of SOP 03-3 did not have a material effect on Intermountain’s consolidated financial statements.

FSP EITF 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1”. In June 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, and directed the staff to issue proposed FSP EITF 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, as final. The final FSP will supersede EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, and EITF Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. The final FSP (retitled FSP FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments) will replace the guidance set forth in paragraphs 10-18 of EITF Issue 03-1 with references to existing other-than-temporary impairment guidance, such as SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, SEC Staff Accounting Bulletin No. 59, Accounting for Noncurrent Marketable Equity Securities, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. FSP FAS 115-1 will codify the guidance set forth in EITF Topic D-44 and clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made. FSP FAS 115-1 will be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. Intermountain does not expect the adoption of this standard to have a significant impact on Intermountain’s financial statements.

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
     Intermountain conducts its primary business through its bank subsidiary, Panhandle State Bank. Panhandle maintains its main office in Sandpoint, Idaho and has 14 other branches. In addition to the main office, six branch offices operate under the name of Panhandle State Bank, six of the branches operate under the name of Intermountain Community Bank, a division of Panhandle State Bank and two operate under the name of Magic Valley Bank, a division of Panhandle State Bank. Effective November 2, 2004, Panhandle acquired Snake River Bancorp, Inc. (“Snake River”), which included three branches operating under the name of Magic Valley Bank. In July 2005, the Magic Valley Bank branch located in Jerome, Idaho was consolidated into another office. In June 2005, Intermountain opened a branch in Spokane Valley, Washington. This expansion into Washington State allows Intermountain to better serve its existing customer base and expand its community banking focus into the eastern Washington market. Intermountain focuses its banking and other services on individuals, professionals, and small to medium-sized businesses throughout its market area.
     At September 30, 2005, Intermountain had total consolidated assets of $730.8 million. Panhandle is regulated by the Idaho Department of Finance, the Washington Department of Financial Institutions, the Oregon Division of Finance and Corporate Securities, and by the Federal Deposit Insurance Corporation (“FDIC”), its primary federal regulator and the insurer of its deposits. Intermountain competes with a number of international banking groups, out-of-state banking companies, state-wide banking organizations, several local community banks, savings banks, savings and loans, and credit unions throughout its market area. Based on asset size at September 30, 2005, Intermountain is the largest independent commercial bank headquartered in the state of Idaho.
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
     Intermountain operates a multi-branch banking system and is executing plans for the formation and acquisition of banks and bank branches that can operate under a decentralized community bank structure. Intermountain plans expansion in markets that are contiguous, within 150 miles of its existing branches in Idaho, Oregon, Washington, and Montana. Intermountain is pursuing a balance of asset and earnings growth by focusing on increasing its market share in its present locations, building new branches and merging with and/or acquiring other community banks. There can be no assurance that Intermountain will be successful in executing plans for the formation, acquisition or merger of community banks.
     On November 1, 2005, Intermountain commenced a registered public offering of shares of its common stock. The offering will conclude on December 1, 2005, or such other date as determined by the board of directors. The offering price is $17.00 per share. The maximum number of shares to be offered is 588,235 shares of Intermountain common stock. Intermountain has the right to issue 117,647 additional shares of common stock to address any over-subscriptions in the offering. Priority in the offering will be given to existing shareholders and customers of Panhandle and its divisions, Intermountain Community Bank and Magic Valley Bank. Proceeds from the offering will be used for working capital purposes and to fund continuing expansion of Panhandle and its divisions.

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
     Income Recognition. Intermountain recognizes interest income by methods that conform to general accounting practices within the banking industry. In the event management believes collection of all or a portion of contractual interest on a loan has become doubtful, which generally occurs after the loan is 90 days past due, Intermountain discontinues the accrual of interest and reverses any previously accrued interest recognized in income that is deemed uncollectible. Interest received on nonperforming loans is included in income only if recovery of the principal is reasonably assured. A nonperforming loan is restored to accrual status when it is brought current or when brought to 90 days or less delinquent, has performed in accordance with contractual terms for a reasonable period of time, and the collectibility of the total contractual principal and interest is no longer in doubt.
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
     The amount of the allowance for the various loan types represents management’s estimate of probable incurred losses inherent in the existing loan portfolio based upon historical loss experience for each loan type and the current and projected condition of the markets in which the bank operates. The allowance for loan losses related to impaired loans usually is based on the fair value of the collateral for certain collateral dependent loans. This evaluation requires management to make estimates of the value of the collateral and any associated holding and selling costs.
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
     Management believes the allowance for loan losses was adequate at September 30, 2005. While management uses available information to provide for loan losses, the ultimate collectibility of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions and other relevant factors. A slowdown in economic activity could adversely affect cash flows for both commercial and individual borrowers, which could cause Intermountain to experience increases in nonperforming assets, delinquencies and losses on loans.
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
     Management evaluates investment securities for other than temporary declines in fair value on a periodic basis. If the fair value of investment securities falls below their amortized cost and the decline is deemed to be other than temporary, the securities will be written down to current market value and the write down will be deducted from earnings. There were no investment securities which management identified to be other-than-temporarily impaired for the three or nine months ended September 30, 2005 and 2004. Charges to income could occur in future periods due to a change in management’s intent to hold the investments to maturity, a change in management’s assessment of credit risk, or a change in regulatory or accounting requirements.
     Goodwill and Other Intangible Assets. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible elements in the business acquired. Intermountain’s goodwill relates to value inherent in the banking business and the value is dependent upon Intermountain’s ability to provide quality, cost effective services in a competitive market place. As such, goodwill value is supported ultimately by revenue that is driven by the volume of business transacted. A decline in earnings as a result of a lack of growth or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill that could adversely impact earnings in future periods. Goodwill is not amortized, but is subjected to impairment analysis periodically. No impairment was considered necessary during the three and nine months ended September 30, 2005 and 2004. However, future events could cause management to conclude that Intermountain’s goodwill is impaired, which would result in Intermountain recording an impairment loss. Any resulting impairment loss could have a material adverse impact on Intermountain’s financial condition and results of operations.
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
Intermountain Community Bancorp
Comparison of the Three and Nine Month Periods Ended September 30, 2005 and 2004
Results of Operations
     Overview. Intermountain recorded net income of $2.0 million, or $0.33 per diluted share, for the three months ended September 30, 2005, compared with net income of $1.3 million, or $0.23 per diluted share, for the three months ended September 30, 2004. Intermountain recorded net income of $5.1 million, or $0.82 per diluted share, for the nine months ended September 30, 2005, compared with net income of $3.3 million, or $0.61 per diluted share, for the nine months ended September 30, 2004. The increase in net income for both periods reflected increases in both net interest income and other income, which were partially offset by increases in operating expenses and provision for losses on loans.
     The annualized return on average assets (“ROA”) was 1.15% and 1.06% for the three months ended September 30, 2005 and 2004, respectively, while ROA was 1.04% and 0.97% for the nine months ended September 30, 2005 and 2004, respectively. The annualized return on average equity (“ROE”) was 16.5% and 17.2% for the three months ended September 30, 2005 and 2004, respectively, while ROE was 14.5% and 15.3% for the nine months ended September 30, 2005 and 2004, respectively. The increases in ROA during both periods reflected the additional income generated from strong increases in the loan portfolio and increases in other income. The acquisition of Snake River in November 2004 also increased the loan portfolio and other income for the periods reported. This acquisition contributed approximately $87.9 million in assets, $65.5 million in loans receivable, $69.6 million in deposits and $13.0 million in capital. The decrease in ROE reflected the increase in capital due to the Snake River acquisition which outpaced the increase in net income for the three and nine months ended September 30, 2004, compared to the same period one year ago.

     Net Interest Income. The most significant component of earnings for Intermountain is net interest income, which is the difference between interest income, primarily from Intermountain’s loan and investment portfolios, and interest expense, primarily on deposits and other borrowings. During the three months ended September 30, 2005 and 2004, net interest income was $8.3 million and $4.9 million, respectively, an increase of 70.2%. During the nine months ended September 30, 2005 and 2004, net interest income was $21.9 million and $13.8 million, respectively, an increase of 58.2%. The positive increase resulted primarily from higher loan balances, improvement in the net interest spread and the impact of the Snake River Bancorp (“ Snake River”) acquisition in late 2004.
     Average interest-earning assets increased by 51.8% to $672.5 million for the three months ended September 30, 2005, compared to $443.2 million for the three months ended September 30, 2004. Average loans increased by 58.8% or $198.1 million, while average investments increased by 29.4% or $31.3 million over the same period in 2004. The increases in the components of average interest-earning assets are due to a combination of strong loan growth in Intermountain’s existing markets and the impact of the Snake River acquisition in late 2004. Average interest-costing liabilities increased by 41.7% or $186.6 million, driven by increases in average deposits of $154.3 million or 37.4%, Federal Home Loan Bank advances of $9.0 million and other borrowings of $23.2 million, respectively. Deposit increases reflected growth in Panhandle’s existing markets and the acquisition of Snake River. However, these increases did not match the overall significant increase in loan volume during the period, resulting in the use of additional non-deposit borrowings during the three months ended September 30, 2005. Average net interest spread during the three months ended September 30, 2005 and 2004 was 4.80% and 4.40%, respectively. Higher yields on loans and improvements in the mix of higher-yielding loans versus lower-yielding investments produced this increase. This was partially offset by an increase in the cost of interest bearing liabilities, resulting from increased deposit costs and additional use of non-deposit borrowings.
     Average interest-earning assets increased by 50.4% to $620.9 million for the nine months ended September 30, 2005, compared to $412.8 million for the nine months ended September 30, 2004. Average loans increased by 54.2% or $170.8 million, while average investments increased by 38.1% or $37.3 million over the same period in 2004. The increases in the components of average interest-earning assets largely mirrored the quarter-over-quarter results, with significant loan growth from existing markets and the Snake River acquisition. Average interest-costing liabilities increased by 45.4% or $185.9 million, while average deposits, advances and other borrowings increased by 39.0% or $148.6 million, 109.5% or $5.5 million and 136.4% or $31.9 million, respectively. Again, the same factors from the quarterly results applied, with growth in deposits falling slightly short of growth in loans, resulting in increased use of non-deposit borrowing. However, deposit growth during the quarter ended September 30, 2005 increased significantly from earlier in 2005. Average net interest spread during the nine months ended September 30, 2005 and 2004 was 4.65% and 4.47%, respectively. Asset-side yield and mix improvements generated the increase, partially offset by increases in the cost of interest bearing liabilities resulting from increased deposit costs and additional use of non-deposit borrowings.
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
     Intermountain recorded provisions for losses on loans of $937 thousand and $168 thousand for the three months ended September 30, 2005 and 2004, respectively. Intermountain recorded provisions for losses on loans of $2.2 million and $997 thousand for the nine months ended September 30, 2005 and 2004, respectively. The provision reflects the analysis and assessment of the relevant factors mentioned in the preceding paragraph. The increase in the loss provision from the prior period resulted from the need to adequately reserve for the rapid growth in the loan portfolio.

The following table summarizes loan loss allowance activity for the periods indicated.

	Nine Months Ended September 30,
	2005	2004
	(Dollars in thousands)
Balance at January 1	$6,902	$5,118
Allowance associated with the sale of loans	(96)	(213)
Provision for losses on loans	2,229	997
Amounts written off, net of recoveries	(331)	(289)

Balance at September 30	$8,704	$5,613

     At September 30, 2005, Intermountain’s total classified assets were $9.0 million, compared with $4.6 million at September 30, 2004. Total nonperforming loans were $945 thousand at September 30, 2005, compared with $1.4 million at September 30, 2004. The increase in classified assets was primarily attributable to the increase in the loan portfolio and the addition of 4 loan relationships, all of which management feels are adequately collateralized and provided for in the allowance for loan loss. The decrease in nonperforming loans was primarily attributable to the removal of two loan relationships totaling approximately $430 thousand. At September 30, 2005, Intermountain’s loan delinquency rate (30 days or more) as a percentage of total loans was 0.19%, compared with 0.42% at September 30, 2004. The loan delinquency rate (30 days or more) has decreased due to improved portfolio performance and sales of delinquent real estate loans during 2004 and early 2005. These loans were acquired in January 2003 through the acquisition of assets of Household Bank.
     Other Income. Total other income was $2.5 million and $1.9 million for the three months ended September 30, 2005 and 2004, respectively. Fees and service charge income increased by 37.0% to $2.1 million for the three months ended September 30, 2005 from $1.6 million for the same period last year. Total other income was $7.0 million and $5.1 million for the nine months ended September 30, 2005 and 2004, respectively. Fees and service charge income increased by 39.7% to $6.0 million for the nine months ended September 30, 2005 from $4.3 million for the same period last year. Mortgage activity remained strong during the current period, generating income from the sale of loans. For both the three and nine months ended September 30, 2005, deposit service fees also increased, reflecting continued account and customer growth and the addition of the Snake River accounts. Contract income from Panhandle’s secured deposit program also contributed to the increase in other income for the three and nine months ended September 30, 2005.
     Operating Expenses. Operating expenses were $6.7 million and $4.6 million for the three months ended September 30, 2005 and 2004, respectively. Operating expenses were $18.7 million and $12.9 million for the nine months ended September 30, 2005 and 2004, respectively. Expanded staffing, the addition of the three Magic Valley branches, the expansion into eastern Washington, additional regulatory compliance costs, and additional legal and accounting costs all contributed to the increase in operating expenses over the three and nine months ended September 30, 2004.
     Salaries and employee benefits were $3.9 million and $2.6 million for the three months ended September 30, 2005 and 2004, respectively. Salaries and employee benefits were $10.6 million and $7.1 million for the nine months ended September 30, 2005 and 2004, respectively. The employee costs reflected increased branch staffing due to the addition of the Magic Valley branches in the fourth quarter of 2004 as noted above, increased mortgage banking staff and additional administrative staff as a result of continued new branch growth and expansion. At September 30, 2005, full-time-equivalent employees were 315, compared with 227 at September 30, 2004.
     Occupancy expenses were $967 thousand and $768 thousand for the three months ended September 30, 2005 and 2004, respectively. Occupancy expenses were $2.8 million and $2.0 million for the nine months ended September 30, 2005 and 2004, respectively. The increase was primarily due to costs associated with the branches added with the Snake River acquisition in November 2004, additional leased and newly built facilities associated with administrative staff needed to support bank growth, and additional software and hardware costs related to the upgrade of Panhandle’s data processing systems in 2004.
     Income Tax Provision. Intermountain recorded federal and state income tax provisions of $1.2 million and $721 thousand for the three months ended September 30, 2005 and 2004, respectively. Intermountain recorded federal and state income tax provisions of $2.9 million and $1.8 million for the nine months ended September 30, 2005 and 2004, respectively. The increased tax provision in 2005 over 2004 is due to the increase in pre-tax income. The effective tax rates for the three month periods were 36.5% and 36.4%, respectively. The effective tax rates for the nine month periods were 36.2% and 35.9%, respectively.

Financial Position
     Assets. At September 30, 2005, Intermountain’s assets were $730.8 million, up $133.1 million or 22.3% from $597.7 million at December 31, 2004. Growth in assets primarily reflected an increase in loans receivable and investments. The increase in loans receivable was supported by increases in customer deposits, advances from the Federal Home Loan Bank of Seattle and increased levels of repurchase agreements.
     Investments. Intermountain’s investment portfolio at September 30, 2005 was $104.6 million, an increase of $1.9 million or 1.8% from the December 31, 2004 balance of $102.8 million. The increase was primarily due to purchases of additional investments to be used as collateral for customer repurchase agreements. This was offset by principal paydowns on the mortgage-backed securities portfolio. Funds from these payments were used to help fund the expansion of the loan portfolio. As of September 30, 2005, the balance of the unrealized loss, net of federal income taxes, was $1.1 million, compared to a net unrealized loss at December 31, 2004 of $509 thousand. Generally, falling interest rates will increase the amount recorded as unrealized gain, and rising rates will decrease any unrealized gains or increase the amount of unrealized losses, as the market value of securities inversely adjusts to the change in interest rates.
     Loans Receivable. At September 30, 2005, net loans receivable were $537.9 million, up $119.2 million or 28.5% from $418.7 million at December 31, 2004. The increase was primarily due to net increases in business and agricultural loans. During the nine months ended September 30, 2005, total loan originations were $428.5 million compared with $285.1 million for the prior year’s comparable period, reflecting growing loan demand in the company’s markets. Relatively high loan demand is anticipated to continue over the next several months, as a result of strong local economies, build-out in Panhandle’s new markets, and increases in the bank’s market share.
     The following table sets forth the composition of Intermountain’s loan portfolio at the dates indicated. Loan balances exclude deferred loan origination costs and fees and allowances for loan losses.

	September 30, 2005		December 31, 2004
	Amount	%	Amount	%
	(Dollars in thousands)
Commercial (includes commercial real estate)	$415,895	75.97	$304,783	71.58
Residential real estate	95,617	17.47	94,170	22.12
Consumer	32,974	6.02	24,245	5.69
Municipal	2,951	0.54	2,598	0.61

Total loans receivable	547,437	100.00	425,796	100.00

Net deferred origination fees	(851)		(233)
Allowance for losses on loans	(8,704)		(6,902)

Loans receivable, net	$537,882		$418,661

Weighted average yield at end of period	7.61%		6.81%

The following table sets forth Intermountain’s loan originations for the periods indicated.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2005	2004	% Change	2005	2004	% Change
	(Dollars in thousands)
Commercial (includes commercial real estate)	$92,279	$65,595	40.7	$315,780	$207,959	51.9
Residential real estate	6,789	22,654	(70.0)	53,745	61,436	(12.5)
Consumer	36,214	4,718	667.5	54,152	11,814	358.4
Municipal	4,748	3,828	24.0	4,798	3,843	24.8

Total loans originated	$140,030	$96,795	44.7	$428,475	$285,052	50.3

     Office Properties and Equipment. Office properties and equipment increased to $15.6 million from $12.9 million at December 31, 2004, an increase of 20.3%. The increase was primarily due to the completion of the Coeur d’Alene office building, which was completed in May 2005.
     BOLI and All Other Assets. Bank-owned life insurance (“BOLI”), accrued interest receivable and other assets increased 15.9% to $16.4 million at September 30, 2005 from $14.1 million at December 31, 2004. The increase was primarily due to an increase in the net deferred tax asset, an increase in prepaid expenses, and an increase in accrued interest receivable.
     Deposits. Total deposits increased $92.5 million or 18.5% to $593.4 million at September 30, 2005, from $500.9 million at December 31, 2004, primarily due to increases in interest bearing demand accounts, non-interest bearing demand accounts and money market accounts. Most of the growth came in the second and third quarters, though the deposit market remained very competitive, with leveraged competitors offering high interest rates on various deposit products, particularly certificates of deposit. In response, Intermountain is refocusing its sales efforts on expanding deposit sales in its existing markets by targeting market segments with high levels of excess funds and concentrating on strengthening existing depositor relationships.
     The following table sets forth the composition of Intermountain’s deposits at the dates indicated.

	September 30, 2005		December 31, 2004
	Amount	%	Amount	%
	(Dollars in thousands)
Demand	$137,367	23.2	$109,627	21.9
NOW and money market 0.0% to 2.70%	211,092	35.6	171,474	34.2
Savings and IRA 0.0% to 6.65%	71,717	12.1	61,112	12.2
Certificate of deposit accounts	173,198	29.1	158,710	31.7

Total deposits	$593,374	100.0	$500,923	100.0

Weighted average interest rate on certificates of deposit		3.29%		2.85%
     Borrowings. Deposit accounts are Intermountain’s primary source of funds. Intermountain does, however, rely upon advances from the Federal Home Loan Bank of Seattle, repurchase agreements and other borrowings to supplement its funding and to meet deposit withdrawal requirements. These borrowings increased by 73.8% to $73.7 million at September 30,2005 from $42.4 million at December 31, 2004. The increase is due primarily due to additional borrowings needed to fund loan portfolio growth. See “Liquidity and Sources of Funds” for additional information.

Interest Rate Risk
     The results of operations for financial institutions may be materially and adversely affected by changes in prevailing economic conditions, including rapid changes in interest rates, declines in real estate market values and the monetary and fiscal policies of the federal government. Like all financial institutions, Intermountain’s net interest income and its NPV (the net present value of financial assets, liabilities and off-balance sheet contracts), are subject to fluctuations in interest rates. Intermountain utilizes various tools to assess and manage interest rate risk, including an internal income simulation model that seeks to estimate the impact of various rate changes on the net interest income and net income of the bank. This model is validated by comparing results against various third-party estimations. Currently, the model and third-party estimates indicate that Intermountain is slightly asset-sensitive. An asset-sensitive bank generally sees improved net interest income and net income in a rising rate environment, as its assets reprice more rapidly and/or to a greater degree than its liabilities. The opposite is true in a falling interest rate environment. When market rates fall, an asset sensitive bank tends to see declining income.
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
     Additionally, the extent to which borrowers prepay loans is affected by prevailing interest rates. When interest rates increase, borrowers are less likely to prepay loans. When interest rates decrease, borrowers are more likely to prepay loans. Prepayments may affect the levels of loans retained in an institution’s portfolio, as well as its net interest income. Intermountain maintains an asset and liability management program intended to manage net interest income through interest rate cycles and to protect its income by controlling its exposure to changing interest rates.
     On the liability side, Intermountain seeks to manage its interest rate risk exposure by maintaining a relatively high percentage of non-interest bearing demand deposits, interest-bearing demand deposits and money market accounts. These instruments tend to lag changes in market rates and may afford the bank more protection in changing interest rate environments. The Bank also utilizes various deposit pricing strategies and other borrowing sources to manage its rate risk.
     As discussed above, Intermountain uses a simulation model designed to measure the sensitivity of net interest income and net income to changes in interest rates. This simulation model is designed to enable Intermountain to generate a forecast of net interest income and net income given various interest rate forecasts and alternative strategies. The model is also designed to measure the anticipated impact that prepayment risk, basis risk, customer maturity preferences, volumes of new business and changes in the relationship between long-term and short-term interest rates have on the performance of Intermountain. The results of current modeling are within guidelines established by the company and reflect slight performance improvement in the case of a rising rate environment, and a slight negative impact in a falling rate environment.
     Intermountain is continuing to pursue strategies to manage the level of its interest rate risk while increasing its net interest income and net income; 1) through the origination and retention of variable-rate consumer, business banking, construction and commercial real estate loans, which generally have higher yields than residential permanent loans; 2) by the origination of certain long-term fixed-rate loans and investments that may provide protection should market rates begin to decline; and 3) by increasing the level of its core deposits, which are generally a lower-cost, less rate-sensitive funding source than wholesale borrowings. There can be no assurance that Intermountain will be successful implementing any of these strategies or that, if these strategies are implemented, they will have the intended effect of reducing interest rate risk or increasing net interest income.
     Intermountain also uses gap analysis, a traditional analytical tool designed to measure the difference between the amount of interest-earning assets and the amount of interest-bearing liabilities expected to reprice in a given period. Intermountain calculated its one-year cumulative repricing gap position to be negative 24.4% and a negative 16.6% at September 30, 2005 and December 31, 2004, respectively. Management attempts to maintain Intermountain’s gap position between positive 20% and negative 20%. At September 30, 2005, Intermountain’s gap position was outside of guidelines established by its Board of Directors because of the relative increase in short-term deposits and other borrowings, as compared to the increase in short-term assets. This guideline exception, however, is mitigated by the results of the simulation modeling referenced above, which indicate a positive impact in a rising rate environment, primarily because of the lag in repricing of short-term transaction deposits. Management is pursuing strategies to increase its net interest income without significantly increasing its cumulative gap positions in future periods. There can be no assurance that Intermountain will be successful implementing these strategies or that, if these strategies are implemented, they will have the intended effect of increasing its net interest income. See “Results of Operations — Net Interest Income” and “Capital Resources.”

Liquidity and Sources of Funds
     As a financial institution, Intermountain’s primary sources of funds from assets include the collection of loan principal and interest payments, cash flows from various securities it invests in, and occasional sales of loans, investments or other assets. Financing activities from liabilities consist primarily of customer deposits, advances from Federal Home Loan Bank of Seattle and other borrowings. Deposits increased to $593.4 million at September 30, 2005 from $500.9 million at December 31, 2004, primarily due to increases in interest bearing demand accounts, non interest bearing demand accounts and money market accounts. The net increase in deposits partially funded the increase in loan volume. At September 30, 2005 and December 31, 2004, securities sold subject to repurchase agreements were $47.2 million and $20.9 million, respectively. The increase in repurchase agreements was also used to fund loan growth during the period. These borrowings are required to be collateralized by investments with a market value exceeding the face value of the borrowings. Under certain circumstances, Intermountain could be required to pledge additional securities or reduce the borrowings.
     During the three months ended September 30, 2005, cash used in investing activities consisted primarily of the funding of new loan volumes. During the same period, cash provided by financing activities consisted primarily of increases in demand deposits, money market accounts, savings deposits, repurchase agreements and the net issuance of additional FHLB of Seattle advances and federal funds purchased.
     Intermountain’s credit line with FHLB Seattle provides for borrowings up to a percentage of its total assets subject to general collateralization requirements. At September 30, 2005, Intermountain’s credit line represented a total borrowing capacity of approximately $19.4 million, of which there was $9.4 million available. In September 2005, Intermountain borrowed $5.0 million through an advance from the Federal Home Loan Bank of Seattle. This fixed rate advance matured in October 2005 and was at an interest rate of 3.90% as of September 30, 2005. Intermountain did not enter into a new advance upon maturity of this advance. Intermountain also borrows on an unsecured basis from correspondent banks and other financial entities and has additional borrowing capacity using specific securities as collateral at the FHLB of Seattle. As of September 30, 2005, Intermountain had $47.2 million outstanding in repurchase agreements. These repurchase agreements are with depositors, have daily maturities and have an average interest rate of 3.13%. It is anticipated that Intermountain will continue to rely on these various borrowing sources to supplement deposit growth as a method to fund loan growth.
     Intermountain actively manages its liquidity to maintain an adequate margin over the level necessary to support expected and potential loan fundings and deposit withdrawals. This is balanced with the need to maximize yield on alternative investments. The liquidity ratio may vary from time to time, depending on economic conditions, savings flows and loan funding needs.
Capital Resources
     Intermountain’s total stockholders’ equity was $50.1 million at September 30, 2005 compared with $44.6 million at December 31, 2004. The increase in total stockholders’ equity was primarily due to the increase in net income partially offset by the increase in unrealized losses on securities. Stockholders’ equity was 6.9% of total assets at September 30, 2005 compared with 7.5% at December 31, 2004. Strong loan demand increased assets at a faster pace than the addition of net income to equity, resulting in the decrease in this ratio. On February 24, 2005, the Board of Directors approved a 3-for-2 stock split to shareholders, effective March 10, 2005. Intermountain issued 1,914,809 shares of common stock related to the stock split.
     At September 30, 2005, Intermountain had an unrealized loss of $1.1 million, net of related income taxes, on investments classified as available for sale. At December 31, 2004, Intermountain had an unrealized loss of $509 thousand, net of related income taxes, on investments classified as available for sale. Fluctuations in prevailing interest rates continue to cause volatility in this component of accumulated comprehensive loss in stockholders’ equity and may continue to do so in future periods.

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
     Intermountain and Panhandle are required by applicable regulations to maintain certain minimum capital levels and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier I capital to average assets. Intermountain and Panhandle endeavor to enhance their capital resources and regulatory capital ratios through the retention of earnings and the management of the level and mix of assets, although there can be no assurance in this regard. At September 30, 2005, Intermountain exceeded all such regulatory capital requirements and was “well-capitalized” pursuant to FFIEC regulations.
     The following tables set forth the amounts and ratios regarding Panhandle State Bank’s actual and minimum core Tier 1 risk-based and total risk-based capital requirements, together with the amounts and ratios required in order to meet the definition of a “well-capitalized” institution as reported on the quarterly FFIEC call report at September 30, 2005.

			Capital		Well-Capitalized
	Actual		Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$62,572	10.16%	$49,252	8.00%	$61,565	10.00%
Tier 1 capital to (to risk-weighted assets)	54,864	8.91	24,626	4.00	36,939	6.00
Tier 1 capital (to average assets)	54,864	7.80	28,118	4.00	35,147	5.00
     On November 1, 2005, Intermountain commenced a registered public offering of shares of its common stock. The offering will conclude on December 1, 2005, or such other date as determined by the board of directors. The offering price is $17.00 per share. The maximum number of shares to be offered is 588,235 shares of Intermountain common stock. Intermountain has the right to issue 117,647 additional shares of common stock to address any over-subscriptions in the offering. Priority in the offering will be given to existing shareholders of Intermountain Community Bancorp and customers of Panhandle State Bank and its divisions, Intermountain Community Bank and Magic Valley Bank. Proceeds from the offering will be used for working capital purposes and to fund continuing expansion of Panhandle and its divisions.
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
     The following table represents Intermountain’s on-and-off balance sheet aggregate contractual obligations to make future payments as of September 30, 2005.

	Payments Due by Period
		Less than		Over	More than
	Total	1 year	1 to 3 years	3 to 5 years	5 years
	(Dollars in thousands)
Long-term debt(1)	$52,214	$1,222	$7,406	$2,173	$41,413
Short-term debt (1)	52,207	52,207	—	—	—
Capital lease obligations	—	—	—	—	—
Operating lease obligations	5,425	537	962	801	3,125
Purchase obligations(2)	—	—	—	—	—
Other long-term liabilities reflected on the registrant’s balance sheet under GAAP	—	—	—	—	—

Total	$109,846	$53,966	$8,368	$2,974	$44,538

(1)	Includes interest payments.

(2)	Excludes recurring accounts payable, accrued expenses and other liabilities, repurchase agreements and customer deposits, all of which are recorded on the Company’s balance sheet.

New Accounting Policies
     SFAS No. 123 (revised 2004) (“SFAS 123R”), “Share-Based Payment”. In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004). SFAS 123R replaces SFAS No. 123 “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”. SFAS 123R will require that the compensation cost relating to share-based payment transactions be recognized in the Company’s financial statements, eliminating pro forma disclosure as an alternative. That cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In April 2005, the U.S. Securities and Exchange Commission delayed the mandatory adoption date of this standard. Therefore, this statement is effective for Intermountain on January 1, 2006. Intermountain believes the adoption of SFAS 123R will result in a pre-tax compensation expense of approximately $141,000 related to options currently outstanding for the year ended December 31, 2006.
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
     Statement of Position No. 03-3 (“SOP 03-3”), Accounting for Certain Loans or Debt Securities Acquired in a Transfer. In December 2003, the Accounting Standards Executive Committee of the AICPA issued Statement of Position No. 03-3 (“SOP 03-3”), Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 addresses the accounting for differences between contractual cash flows and the cash flows expected to be collected from purchased loans or debt securities if those differences are attributable, in part, to credit quality. SOP 03-3 is effective for loans and debt securities acquired after December 15, 2004. The implementation of SOP 03-3 did not have a material effect on the Company’s consolidated financial statements.
     FSP EITF 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1. In June 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, and directed the staff to issue proposed FSP EITF 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, as final. The final FSP will supersede EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, and EITF Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. The final FSP (retitled FSP FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments) will replace the guidance set forth in paragraphs 10-18 of EITF Issue 03-1 with references to existing other-than-temporary impairment guidance, such as SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, SEC Staff Accounting Bulletin No. 59, Accounting for Noncurrent Marketable Equity Securities, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. FSP FAS 115-1 will codify the guidance set forth in EITF Topic D-44 and clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made. FSP FAS 115-1 will be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Company does not expect the adoption of this standard to have a significant impact on Intermountain’s financial statements.

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

Item 3 — Quantitative and Qualitative Disclosures About Market Risk
The information set forth under the caption Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in Intermountain’s Annual Report on Form 10-K for the year ended December 31, 2004, is hereby incorporated herein by reference.
Item 4 — Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures: An evaluation of Intermountain’s disclosure controls and procedures (as required by section 13a-15(b) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of Intermountain’s management, including the Chief Executive Officer and the Chief Financial Officer. Our Chief Executive Officer and Chief Financial Officer concluded that based on that evaluation, our disclosure controls and procedures as currently in effect are effective, as of the end of the period covered by this report, in ensuring that the information required to be disclosed by us in the reports we file or submit under the Act is (i) accumulated and communicated to Intermountain’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
(b) Changes in Internal Controls: In the quarter ended September 30, 2005, Panhandle State Bank did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.
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
     Not applicable.
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

INTERMOUNTAIN COMMUNITY BANCORP
(Registrant)

November 4, 2005	By:	/s/ Curt Hecker

Date		Curt Hecker President and Chief Executive Officer

November 4, 2005	By:	/s/ Doug Wright

Date		Doug Wright Executive Vice President and Chief Financial Officer