Form 10-K
period 2005-12-31
INTERMOUNTAIN COMMUNITY BANCORP
filed 2006-03-20
CIK 1284506

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2005

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
Common Stock (no par value)
(Title of class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐     No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act     Yes ☐      No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” on Rule 12b-2 of the Exchange Act.
Large Accelerated filer ☐          Accelerated filer ☐          Non Accelerated filer ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐     No ☑
      As of June 30, 2005, the aggregate market value of the common equity held by non-affiliates of the registrant, computed by reference to the average of the bid and asked prices on such date as reported on the OTC Bulletin Board, was $72,264,010.
      The number of shares outstanding of the registrant’s Common Stock, no par value per share, as of March 10, 2006 was 6,596,428.
DOCUMENTS INCORPORATED BY REFERENCE
      Specific portions of the registrant’s Proxy Statement dated March 30, 2006 are incorporated by reference into Part III hereof.

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
      Panhandle State Bank (the “Bank”), a wholly owned subsidiary of the Company, was first opened in 1981 to serve the local banking needs of Bonner County, Idaho. Panhandle State Bank is regulated by the Idaho Department of Finance (“Department”), the State of Washington Department of Financial Institutions, the Oregon Division of Finance and Corporate Securities and by the Federal Deposit Insurance Corporation (“FDIC”), its primary federal regulator and the insurer of its deposits.
      Since opening in 1981, the Bank has continued to grow by opening additional branch offices throughout Idaho. During 1999, the Bank opened its first branch under the name of Intermountain Community Bank, a division of Panhandle State Bank, in Payette, Idaho. In 2000, the second branch under that name was opened in Weiser, Idaho. Three additional branches were opened during 2001, one in Coeur d’Alene, another in Nampa and the third in Rathdrum. In 2002, a branch was started in Caldwell and during 2003 a branch was opened in Post Falls. In January 2003, the Bank acquired a branch office from Household Bank F.S.B. located in Ontario, Oregon, its first and only out-of-state branch at the time. Also, in 2003, the Company changed the names of the Coeur d’Alene, Post Falls, and Rathdrum branches from Intermountain Community Bank to Panhandle State Bank, because the Panhandle State Bank name had more brand recognition in the northern part of the state. In November 2004, Intermountain acquired Snake River Bancorp, Inc. (“Snake River”) and its subsidiary bank, Magic Valley Bank, which consisted of three branches. The branches are located in south central Idaho in the cities of Twin Falls, Gooding and Jerome. In June 2005, the Company opened a branch in Spokane Valley, Washington. In August 2005, the Company closed its Jerome, Idaho branch and consolidated the branch operations into its Twin Falls branch.
      The Bank’s primary service area covers three distinct geographical regions. The north Idaho and eastern Washington region encompasses the three northernmost counties in Idaho, including Boundary County, Bonner County and Kootenai County and Spokane County in eastern Washington. The north Idaho region is heavily forested and contains numerous lakes. As such, the economies of these counties are primarily based on tourism, real estate development and natural resources, including logging, mining and agriculture. Both Kootenai and Bonner County have also experienced additional light industrial, high-tech and commercial development over the past ten years. The Spokane County economy is the most diverse in eastern

Washington. There is an emergence of new high tech industries, as well as an established base of mature businesses in manufacturing and service industries.
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
      The third region served by the Bank encompasses two counties in south central Idaho (Twin Falls and Gooding). The economies of these counties are primarily based on agriculture and related or supporting businesses. A variety of crops are grown in the area, including beans, peas, corn, hay, sugar beets and potatoes. Fish farms, dairies and beef cattle are also prevalent. Twin Falls County has experienced significant growth over the past 10 years and as a result, residential and commercial construction is a much larger driver of the local economy. The area is also experiencing growth in light manufacturing and retail development.
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
Primary Market Area
      The Company conducts its primary banking business through its bank subsidiary, Panhandle State Bank. The Bank maintains its main office in Sandpoint, Idaho and has 14 other branches. In addition to the main office, six branch offices operate under the name of Panhandle State Bank. Six of the branches are operated under the name Intermountain Community Bank, a division of Panhandle State Bank and two branches operate under the name Magic Valley Bank, a division of Panhandle State Bank. Twelve of the Company’s branches are located throughout Idaho in the cities of Bonners Ferry, Caldwell, Coeur d’Alene, Gooding, Nampa, Payette, Ponderay, Post Falls, Priest River, Rathdrum, Twin Falls and Weiser, one branch is located in Spokane Valley, Washington and one branch is located in Ontario, Oregon. The Company focuses its banking and other services on individuals, professionals, and small to medium-sized businesses throughout its market area. On December 31, 2005, the Company had total consolidated assets of $733.7 million.
Competition
      Based on total asset size as of December 31, 2005, the Company continues to be the largest independent community bank headquartered in Idaho. The Company competes with a number of international banking groups, out-of-state banking companies, state-wide banking organizations, and several local community banks, as well as savings banks, savings and loans, and credit unions throughout its market area. The Company’s principal market area is divided into three separate regions based upon population and the presence of banking offices. In the northern part of Idaho and eastern Washington, the delineated communities are Boundary, Bonner and Kootenai Counties in Idaho and Spokane County in Washington. These communities include the cities of Coeur d’Alene, Rathdrum, Post Falls, Ponderay, Priest River, Sandpoint and Bonners Ferry, Idaho and Spokane, Washington. Primary competitors in the northern region include US Bank, Wells Fargo, Key Bank, Washington Trust Bank, Sterling Savings Bank and Bank of America, all large international or regional banks, and Idaho Independent Bank and Mountain West Bank, both community banks.
      In southwestern and south central Idaho and eastern Oregon, the Bank has delineated Washington, Payette, Canyon, Malheur, Twin Falls and Gooding Counties, which include the cities of Caldwell, Nampa, Payette, Ontario, Weiser, Twin Falls and Gooding. Primary competitors in the southern region include international or regional banks, US Bank, Wells Fargo, Key Bank, Bank of America and Zions Bank, and community banks, Farmers & Merchants State Bank, Idaho Independent Bank, DL Evans Bank and Farmers National Bank.

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
      Residential Loans. For consumers, the Bank offers first mortgage loans to purchase or refinance homes, home improvement loans and home equity loans and credit lines. Conforming first mortgage loans are offered with up to 30-year maturities, while typical maturities for second mortgages (home improvement and home equity loans and lines) are as stated below under “Consumer Loans.” Lot acquisition and construction loans are also offered to consumers with typical terms up to 36 months (interest only loans are also available) and up to 12 months (with six months’ extension), respectively. Loans for purchase, construction, rehabilitation or repurchase of commercial and industrial properties are also available through the Bank, as are property development loans, with up to two-year terms typical for construction and development loans, and up to 10 years for term loans (generally with re-pricing after three or five years). Risk is mitigated by selling the conventional residential mortgage loans (currently 100% are sold) and underwriting 2nd mortgage products for potential sale. Commercial real estate loans are generally confined to owner-occupied properties (unless there is a strong relationship justifying otherwise). All commercial real estate loans are restricted to borrowers with proven track records and financial wherewithal. Project due diligence is conducted by the Bank, to ensure that there are adequate contingencies, collateral and/or government guaranties.
      Consumer Loans. The Bank offers a variety of consumer loans, including personal loans, motor vehicle loans, boat loans, recreational vehicle loans, home improvement loans, home equity loans, open-end credit lines, both secured and unsecured, and overdraft protection credit lines. The Bank’s terms and underwriting on these loans are consistent with what is offered by competing community banks and credit unions. Loans for the purchase of new autos typically range up to 72 months. Loans for the purchase of smaller RV’s, pleasure crafts and used vehicles range up to 60 months. Loans for the purchase of larger RV’s and larger pleasure crafts, mobile homes, and home equity loans range up to 120 months (180 months if credit factors and value warrant). Unsecured loans are usually limited to two years, except for credit lines, which may be open-ended but are generally reviewed by the Bank annually. The Bank does not currently use credit scoring in connection with any consumer loans. Relationship lending is emphasized, which, along with credit control practices, minimizes risk in this type of lending.

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

Deposit Services
      The Bank offers the full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, savings accounts, money market accounts and various types of certificates of deposit. The transaction accounts and certificates of deposit are tailored to the Bank’s primary market area at rates competitive with those offered in the area. All deposit accounts are insured by the FDIC to the maximum amount permitted by law. The bank also offers non-FDIC insured alternatives on a limited basis to customers, in the form of reverse repurchase agreements and sweep accounts.

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

Other Services
      These services include automated teller machines (“ATMs”), point-of-sale (“POS”) debit cards (VISA Check Cardtm), safe deposit boxes, merchant credit card services, travelers cheques, savings bonds, direct deposit, night deposit, cash management services, internet and phone banking services, VISA/ Mastercard credit cards and ACH origination services. The Bank is a member of the Star, Plus, Exchange, Interlink and Accell ATM networks.
Loan Portfolio
      The loan portfolio continues to be the largest component of earning assets. In 2005, the Company increased total gross loans by 33%, or $138.7 million, resulting in a favorable increase in earnings for the Company. Commercial loans contributed the highest percentage growth in 2005, increasing 39% over 2004.
      Competition for loan business has been intense across most types of loans, with some non-bank and traditional bank competitors willing to lend at lower rates than were offered by the Company last year. During 2005, with a fluctuating interest rate environment, loan competition remained intense, as lenders continued to aggressively pursue new loan originations and refinancings. As interest rates increase, pressure is put on borrowers to pay more of their business income in interest to the Company. This can result in a higher rate of loan defaults. If loan interest rates continue to increase, the Company’s future earnings could be adversely affected. The Bank intends to continue to pursue quality loans using conservative underwriting and control practices, and to compete using relationship pricing techniques.
      In 2004, the total loan portfolio increased 46%, with residential loans contributing the highest percentage growth, 60% over 2003. In November 2004, the Bank acquired Snake River Bancorp, Inc. and its subsidiary bank, Magic Valley Bank, which contributed $65.5 million in net loans receivable at the acquisition date. This contribution represented approximately one half of the overall loan portfolio growth during 2004.

      The following table contains information related to the Company’s loan portfolio for the five-year period ended December 31, 2005 (dollars in thousands).

	December 31,

	2005	2004	2003	2002	2001

Commercial loans	$425,005	$304,783	$215,396	$144,872	$110,850
Residential loans	107,554	94,170	58,728	36,832	34,628
Consumer loans	29,109	24,245	16,552	13,854	12,417
Municipal loans	2,856	2,598	1,751	2,679	2,263

Total loans	564,524	425,796	292,427	198,237	160,158
Allowance for loan losses	(8,517)	(6,902)	(5,118)	(3,259)	(2,574)
Deferred loan fees, net of direct origination costs	(971)	(234)	(53)	(204)	(488)

Loans receivable, net	$555,036	$418,660	$287,256	$194,774	$157,096

Weighted average rate	7.90%	6.81%	6.60%	6.94%	7.72%

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
      Non-accrual loans are those that have become delinquent for more than 90 days (unless well-secured and in the process of collection). Placement of loans on non-accrual status does not necessarily mean that the outstanding loan principal will not be collected, but rather that timely collection of principal and interest is in question. When a loan is placed on non-accrual status, interest accrued but not received is reversed. The amount of interest income which would have been recorded in fiscal 2005, 2004, 2003, 2002 and 2001 on non-accrual loans was approximately $95,000, $55,000, $7,000, $104,000 and $66,000, respectively. A non-accrual loan may be restored to accrual status when principal and interest payments are brought current or when brought to 90 days or less delinquent and continuing payment of principal and interest is expected.
      As of December 31, 2005, there were no identified loans, other than those represented in the following table, which were not in compliance with the stated terms of the loan or otherwise presented additional credit risk to the Company.
      Information with respect to nonaccrual loans is as follows (dollars in thousands):

	December 31,

	2005	2004	2003	2002	2001

Nonaccrual loans (approximately)	$807	$1,218	$174	$609	$1,041
Nonaccrual loans as a percentage of total loans	0.14%	0.29%	0.06%	0.31%	0.66%
Total allowance related to these loans	$341	$413	$47	$249	$134
Interest income recorded on these loans	$8	$10	$3	$11	$85

The Allowance for Loan Losses
      Allowance for loan losses is based upon management’s assessment of various factors including, but not limited to, current and future economic trends, historical loan losses, delinquencies, underlying collateral values, as well as current and potential risks identified in the loan portfolio. The allowance is evaluated on a monthly basis by management. It is calculated by applying specified allocation factors to the various portfolio totals segmented by risk grades and loan types. The specific allocation factor is reviewed and determined annually, based on a historical migration analysis of charge-offs relative to the various risk grade categories. An allocation is also included for unfunded commitments. Additionally, specific dollar amounts may be allocated to individual loans and/or portfolio segments identified by management as presenting extraordinarily higher risk.
Allocation of the Allowance for Loan Losses
and Non-Accrual Loans Detail
(Dollars in thousands)

	December 31, 2005

	Percent of
	Loans to	Gross		Non-Accrual
	Total Loans	Loans	Allowance	Loans

Commercial loans	75.28%	$425,005	$6,210	$671
Residential loans	19.05%	107,554	1,827	10
Consumer loans	5.16%	29,109	450	126
Municipal loans	0.51%	2,856	30	—

Totals	100.00%	$564,524	$8,517	$807

	December 31, 2004

	Percent of
	Loans to	Gross		Non-Accrual
	Total Loans	Loans	Allowance	Loans

Commercial loans	71.58%	$304,783	$4,844	$1,036
Residential loans	22.11%	94,170	1,710	175
Consumer loans	5.70%	24,245	307	7
Municipal loans	0.61%	2,598	41	—

Totals	100.00%	$425,796	$6,902	$1,218

	December 31, 2003

	Percent of
	Loans to	Gross		Non-Accrual
	Total Loans	Loans	Allowance	Loans

Commercial loans	73.66%	$215,396	$3,804	$121
Residential loans	20.08%	58,728	1,102	37
Consumer loans	5.66%	16,552	189	16
Municipal loans	0.60%	1,751	23	—

Totals	100.00%	$292,427	$5,118	$174

	December 31, 2002

	Percent of
	Loans to	Gross		Non-Accrual
	Total Loans	Loans	Allowance	Loans

Commercial loans	73.08%	$144,872	$2,572	$161
Residential loans	18.58%	36,832	485	445
Consumer loans	6.99%	13,854	184	3
Municipal loans	1.35%	2,679	18	—

Totals	100.00%	$198,237	$3,259	$609

	December 31, 2001

	Percent of
	Loans to	Gross		Non-Accrual
	Total Loans	Loans	Allowance	Loans

Commercial loans	69.22%	$110,850	$1,804	$125
Residential loans	21.62%	34,628	541	906
Consumer loans	7.75%	12,417	205	10
Municipal loans	1.41%	2,263	24	—

Totals	100.00%	$160,158	$2,574	$1,041

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
      Beginning in February 2002, the Bank began using an alternative methodology for calculating the Allowance for Loan Losses, along with its traditional method of allocating percentages based on risk grading. The alternative method was based more on the Bank’s portfolio and performance relative to a designated peer group. The Bank began establishing its allowance based on the greater of the two alternative calculations. At that time the traditional method had not undergone a validation analysis. In August 2002, a loan loss migration analysis was performed covering the prior 18 months of data. In July 2003, another year of data was analyzed, providing the Bank with 30 months of supporting data for the validity of the traditional methodology. Therefore, in July 2003, the Bank eliminated the alternative methodology in favor of the previously utilized traditional methodology. Also considered in this decision was the fact that peer group data used in the alternative method appeared to provide some skewed data in attempting to arrive at comparable measurement. Management decided its own migration history was more representative of its performance relative to the makeup of its loan portfolio.
      During 2005, the Company modified its risk grade allocation factors to better reflect varying loss experiences in different types of loans. As of December 31, 2005, the allocation factors range from 0.25% for cash equivalent secured loans to 100% of “doubtful/loss” (Risk Grade “7”). Risk Grades “3”, “5”, “6” and “7” closely reflect the FDIC’s definitions for “Satisfactory,” “Special Mention,” “Substandard” and “Doubtful/ Loss”, respectively. Risk Grade “4” is an internally designated “Watch” category. At December 31, 2005, the Company had $7.4 million in the Special Mention and $1.2 million in the Substandard loan categories.

      The bank’s total allowance for loan losses was 1.51% and 1.62% of total loans at December 31, 2005 and December 31, 2004, respectively. The following table provides additional detail on the allowance.
Analysis of the Allowance for Loan Losses

	December 31,

	2005	2004	2003	2002	2001

	(Dollars in thousands)
Balance Beginning December 31	$(6,902)	$(5,118)	$(3,259)	$(2,574)	$(1,875)
Charge Offs
Commercial Loans	307	535	785	740	421
Residential Loans	21	44	195	217	55
Consumer Loans	464	164	137	46	56
Municipal Loans	—	—	—	—	—

Total Charge-offs	792	743	1,117	1,003	532
Recoveries
Commercial Loans	(187)	(131)	(357)	(57)	(73)
Residential Loans	(19)	(23)	(35)	(24)	(10)
Consumer Loans	(68)	(40)	(5)	—	(15)
Municipal Loans	—	—	—	—	—

Total Recoveries	(274)	(194)	(397)	(81)	(98)
Net charge offs	518	549	720	922	434
Provision for loan loss	(2,229)	(1,438)	(955)	(1,607)	(1,133)
Addition from acquisition	—	(1,108)	(1,624)	—	—
Sale of loans	96	213	—	—	—

Balance at end of period	$(8,517)	$(6,902)	$(5,118)	$(3,259)	$(2,574)
Ratio of net charge-offs to loans outstanding	0.09%	0.13%	0.25%	0.47%	0.27%
      The increase in consumer loan chargeoffs during 2005 was the result of overdraft losses. In general, overdraft losses have increased commensurate with overall growth in the Bank’s total number of customer accounts.
      In November 2004, the Bank acquired Snake River Bancorp, Inc. and its subsidiary bank, Magic Valley Bank. Total loans of approximately $65.5 million were acquired which was net of a $1.1 million allowance for loan losses. The loan portfolio acquired from Magic Valley Bank is similar to the Bank’s existing loan portfolio. Therefore, the Bank’s current process for assessing the allowance for loan loss was applied to the Magic Valley Bank portfolio at December 31, 2005 and December 31, 2004.
      In January 2003, the Company acquired the loan portfolio of the Ontario branch of Household FSB (“Ontario Branch Portfolio”). Total loans of approximately $39.4 million were acquired which was net of a $1.6 million allowance for loan losses. Of the total $1.1 million in charge-offs during 2003, $0.2 million related to the Ontario Branch Portfolio.
      The allowance for loan losses related to the acquisition of the Ontario Branch Portfolio was initially determined by reviewing each loan (except the consumer loan and real estate contract portfolios), assigning a risk grade commensurate with the Bank’s prevailing grading system, and applying the allowance factor appropriate to the respective grade by the Bank. A representative percentage of the consumer loan portfolio was reviewed and the allowance for this portfolio was also computed based on grade assignment. For the real estate contract portfolio, all loans over $100,000 and all loans considered to have higher than moderate risk were reviewed. An allowance of the difference between the loan balance and 50% of the originally determined collateral value was established for these loans. This (specific identification) calculation was determined from an analysis of prior losses from the real estate contract portfolio. The allowance for the remainder of the real estate contract portfolio was calculated based on the respective risk grade allocation. The allowance for the total Ontario Branch Portfolio amounted to approximately 4%. Beginning in July 2003, the allowance for the real estate contract portfolio was modified to approximately 4% on all loans not carrying a specifically identified allowance. The balance of the Ontario Branch portfolio is allocated based on the respective risk grades of each loan. The balance of the Ontario Branch portfolio has decreased substantially as a result of loan sales totaling approximately $1.3 million in 2005 and $2.7 million in 2004, along with large prepayments since the purchase of the portfolio in 2003. The balance of the real estate contract portfolio at December 31, 2005 was $8.7 million.
      The following table details loan repricing information for fixed and variable rate loans.
Maturity and Repricing for the Bank’s
Loan Portfolio at December 31, 2005

Loan Repricing	Fixed Rate	Variable Rate	Total Loans

	(Dollars in thousands)
0-90 days	$29,949	$296,194	$326,143
91-365 days	39,998	14,875	54,873
1 year-5 years	102,182	55,778	157,960
5 years or more	25,193	355	25,548

Total	$197,322	$367,202	$564,524

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
      As of December 31, 2005 the Bank’s loan portfolio was concentrated, by loan type, as follows:

Commercial	75.28%
Residential	19.05%
Consumer	5.16%
Municipal	0.51%
      These concentrations are typical for the markets served by the Bank, and management believes are comparable with those of the Banks’ peer group (banks of similar size and operating in the same geographic areas).
      Management does not consider the overall commercial portfolio total to present a concentration risk, and feels that there is adequate diversification by type, industry, and geography to further mitigate risk. The agricultural portfolio, which is included in commercial loans, presents a somewhat greater risk, in that it represents a majority of the loans in the Bank’s southern Idaho region. At December 31, 2005, agricultural loans and agricultural real estate loans represent approximately 13.6% and 2.8% of the total loan portfolio, respectively. The agricultural portfolio consists of loans secured by crops, real estate and livestock.
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
      The real estate loan portfolio appears to pose the greatest overall risk of “loan-type” concentration. However, experienced lenders and consistently applied underwriting standards help to mitigate credit risk. Although real estate values tend to fluctuate somewhat with economic conditions, over time, real estate collateral is generally considered one of the safest forms of collateral in regards to maintaining value.
      The Bank loans to contractors and developers, and is also active in custom construction lending. The Bank has established concentration limits to include residential construction loans maturing in 18 months or less and commercial construction and development loans maturing in 36 months or less not to exceed 20% of the total loan portfolio, commercial real estate loans not to exceed 25% and other real estate (agricultural and land) loans not to exceed 25% of the total loan portfolio. In addition, total real estate loans with maturities exceeding 2 years were limited to 350% of the Bank’s capital, surplus and capital notes. During 2005, the Bank changed its process for monitoring its loan categories, including lot loans with residential construction, agricultural real estate in a separate category, loans against real estate contracts in a separate category and home equity and second mortgage loans as “other real estate”. Accordingly, residential construction and lot loans at December 31, 2005 represented 9.6% of the Bank’s total loan portfolio, commercial construction and development loans 14.6%, commercial real estate loans 16.8% and other real estate loans 1.5%. Total real estate loans with maturities exceeding 2 years represented 208.3% of the Bank’s capital, surplus and capital notes.
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
      The carrying value of the available-for-sale securities portfolio decreased 18% to $83.8 million at December 31, 2005 from $102.8 million at December 31, 2004. The carrying value of the held-to-maturity securities portfolio increased 25% to $6.7 million from $5.4 million at December 31, 2004. During 2005, the Company utilized funds from maturing investments and principal payments to fund its rapid loan growth. The U.S agency debentures and mortgage-backed securities investments have allowed the Bank to maintain a shorter duration in the total investment portfolio to limit extension risk and position the Bank for a rising interest rate market. The municipal bond portfolio also saw a substantial increase during 2005 and 2004 due to bonds acquired in the Snake River Bancorp/ Magic Valley Bank merger and a greater supply of attractive Idaho municipal bonds. The average duration of the available-for-sale and the held-to-maturity portfolios was approximately 2.4 years and 5.1 years, respectively on December 31, 2005, compared to 2.8 years and 1.7 years, respectively on December 31, 2004.

      The following table displays investment securities balances and repricing information for the total portfolio:
Investment Portfolio Detail
As of December 31,

		Percent		Percent
	2005	Change	2004	Change	2003
Carrying Value as of December 31,	Amount	Prev. Yr.	Amount	Prev. Yr.	Amount

	(Dollars in thousands)
U.S. treasury securities and obligations of government agencies	$51,796	(14.09)%	$60,290	63.08%	$36,969
Mortgage-backed securities	30,777	(23.36)%	40,156	17.99%	34,032
Corporate bonds	969	(51.55)%	2,000	(64.29)%	5,601
State and municipal bonds	7,054	23.30%	5,721	71.49%	3,336

Total	$90,596	(16.24)%	$108,167	35.31%	$79,938

Available for Sale	83,847	(18.40)%	102,758	34.15%	76,602
Held to Maturity	6,749	24.77%	5,409	62.14%	3,336

Total	$90,596	(16.24)%	$108,167	35.31%	$79,938

Investments held as of December 31, 2005
Mature as follows:

			One to		Five to		Over
	One Year		Five Years		Ten Years		Ten Years		Total

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

	(Dollars in thousands)
U.S. treasury securities and obligations of government agencies	$6,980	3.57%	$44,816	3.32%	$—	—%	$—	—%	$51,796	3.36%
Corporate bonds	—	—%	969	3.25%	—	—%	—	—%	969	3.25%
Mortgage-backed securities	68	4.26%	20,368	3.45%	2,790	4.37%	7,551	4.20%	30,777	3.71%
State and municipal bonds (tax — equivalent)	495	5.50%	3,786	2.95%	970	3.44%	1,803	3.82%	7,054	3.42%

Total	$7,543	3.67%	$69,939	3.34%	$3,760	4.13%	$9,354	4.13%	$90,596	3.48%

Deposits
      Deposits represent approximately 89.3% of the Bank’s liabilities at December 31, 2005. The Bank gathers its deposit base from a combination of small business and retail sources. The retail base continues to grow with new and improved product offerings. However, management recognizes that customer service, not a vast retail branch network, is going to be the key to the Bank’s customer growth. In 2005, the Bank experienced increased competition for deposits, but successfully grew lower-cost transaction deposits, including demand and money market balances, at a relatively strong rate. Total deposits grew 19% in 2005 with non-interest bearing deposits growing 21% and interest-bearing deposits growing 19% over 2004 balances. NOW and money market accounts (personal, business and public) grew 26% to $216.0 million at December 31, 2005 from $171.5 million at December 31, 2004. Demand accounts grew 21% to $132.4 million at December 31, 2005 from $109.6 million at December 31, 2004. Certificate of deposit accounts grew $16.6 million, from $158.7 million at December 31, 2004 to $175.3 million at December 31, 2005, an overall increase of 10%.
      The rise in short-term interest rates during 2005 continued to place additional pressure on banks to raise rates paid on deposits and to grow deposit balances. The Bank has responded by focusing on growing core customer relationships through the provision of excellent customer service, pursuing referrals from existing customers, competitively pricing its traditional deposit products and offering repurchase agreements and a commercial sweep product to its business customers.
      The following table details repricing information for the Bank’s time deposits with minimum balance of $100,000 at December 31, 2005 (in thousands):

Maturities

Less than three months	$24,043
Three to six months	11,937
Six to twelve months	24,958
Over twelve months	27,467

$88,405

Borrowings
      As part of the Company’s funds management and liquidity plan, the Bank has arranged to have short-term and long-term borrowing facilities available. The short-term and overnight facilities are federal funds purchasing lines as reciprocal arrangements to the federal funds selling agreements in place with various correspondent banks. At December 31, 2005 there were no short-term borrowing balances outstanding and the Bank had unsecured credit lines of $30.0 million available. For long and short-term funding needs, the Bank has credit available from the Federal Home Loan Bank of Seattle (FHLB), limited to a percentage of its total regulatory assets subject to collateralization requirements and a blanket pledge agreement. At December 31, 2005, the Bank had outstanding notes with the FHLB of $5.0 million and the ability to borrow an additional $10.2 million. In January 2006, the Company entered into an additional borrowing agreement with US Bank in the amount of $5.0 million. The borrowing agreement is a revolving line of credit with a variable rate of interest tied to LIBOR.
      Securities sold under agreements to repurchase, which are classified as other secured borrowings, generally are short-term agreements. These agreements are treated as financing transactions and the obligations to repurchase securities sold are reflected as a liability in the consolidated financial statements. The dollar amount of securities underlying the agreements remains in the applicable asset account. These agreements had a weighted average interest rate of 3.60%, 1.75% and 0.58% at December 31, 2005, 2004 and 2003, respectively. The average balances of securities sold subject to repurchase agreements were $31.6 million, $14.6 million and $13.4 million during the years ended December 31, 2005, 2004 and 2003, respectively. The maximum amount outstanding at any month end during these same periods was $47.6 million, $24.5 million and $17.2 million, respectively. The increase in the peak in 2005 reflected the issuance of repurchase agreements to one customer during the year, most of which had been returned to the customer by December 31, 2005. The weighted average interest rates during 2005, 2004 and 2003 were 2.86%, 1.09% and 1.24%, respectively. All repurchase agreements mature on a daily basis. At December 31, 2005, 2004 and 2003, the Company pledged as collateral, certain bonds and mortgaged-backed securities with aggregate amortized costs of $37.9 million, $20.3 million and $17.8 million, respectively. These investments and mortgage-backed securities had market values of $37.1 million, $20.2 million and $18.3 million at December 31, 2005, 2004 and 2003, respectively.
      In January 2003, the Company issued $8.0 million of Trust Preferred securities through its newly formed subsidiary, Intermountain Statutory Trust I. Approximately $7.0 million was subsequently transferred to the capital account of Panhandle State Bank for capitalizing the Ontario branch acquisition. The debt associated with these securities bears interest at 6.75% with interest payable quarterly. The debt is callable by the Company in March 2008 and matures in March 2033.
      In March 2004, the Company issued $8.0 million of additional Trust Preferred securities through a second subsidiary, Intermountain Statutory Trust II. This debt is callable by the Company in April 2009, bears interest on a variable basis tied to the 90-day LIBOR index plus 2.8%, and matures in April 2034. The rate at December 31, 2005 was 6.95%. Funds received from this borrowing were used to support planned expansion activities during 2004.
Employees
      The Bank currently employs 332 full-time equivalent employees. None of the employees are represented by a collective bargaining unit. The Company believes it has good relations with its employees.
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
      Tying Arrangements. The Company is prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, neither the Company nor its subsidiaries may condition an extension of credit to a customer on either (i) a requirement that the customer obtain additional services provided by us, or (ii) an agreement by the customer to refrain from obtaining other services from a competitor.
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

Federal and State Regulation of the Bank
      General. The Bank is an Idaho commercial bank operating in Idaho and subject to supervision and regulation by the Idaho Department of Finance and the FDIC. In addition, its one branch in Oregon and one branch in Washington, are subject to supervision and regulation by, respectively, the Oregon Department of Consumer and Business Services and the Washington Department of Financial Institutions, as well as the FDIC. The Bank’s deposits are insured by the FDIC. These agencies have the authority to prohibit banks from engaging in what they believe constitute unsafe or unsound banking practices.
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
      Insider Credit Transactions. Banks are also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders or any related interests of such persons. Extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral as, and follow credit underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions with persons not covered above, and (ii) must not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to insiders. A violation of these restrictions may result in the assessment of substantial civil monetary penalties, the imposition of a cease and desist order, and other regulatory sanctions.
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
      Idaho, Oregon and Washington have each enacted “opting in” legislation in accordance with the Interstate Act provisions allowing banks to engage in interstate merger transactions, subject to certain “aging” requirements. Idaho and Oregon also restrict an out-of-state bank from opening de novo branches. However, once an out-of-state bank has acquired a bank within either state, either through merger or acquisition of all or substantially all of the bank’s assets, the out-of-state bank may open additional branches within the state. In contrast, under Washington law, an out-of-state bank may, subject to the Department of Financial Institution’s approval, open de novo branches in Washington or acquire an in-state branch so long as the home state of the out-of-state bank has reciprocal laws with respect to, respectively, de novo branching or branch acquisitions.

Deposit Insurance
      The Bank’s deposits are currently insured to a maximum of $100,000 per depositor (in some instances up to $100,000 per deposit account, depending on the ownership category of the account) through the Bank Insurance Fund administered by the FDIC. The Bank is required to pay deposit insurance premiums, which are assessed semiannually and paid quarterly. The premium amount is based upon a risk classification system established by the FDIC. Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or a higher degree of supervisory concern. Under the Federal Deposit Insurance Reform Act of 2005, the Bank Insurance Fund will be merged with the Savings Association Insurance Fund into a new Deposit Insurance Fund, and the maximum deposit insurance amounts will be subject to inflation adjustments every five years, commencing April, 2010.
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
      Tier I and Tier II Capital. Under the guidelines, an institution’s capital is divided into two broad categories, Tier I capital and Tier II capital. Tier I capital generally consists of common shareholders’ equity, surplus and undivided profits minus disallowed goodwill and other intangible assets. Tier II capital generally consists of the allowance for loan losses, hybrid capital instruments, and subordinated debt. The sum of Tier I capital and Tier II capital represents an institution’s total capital. The guidelines require that at least 50% of an institution’s total capital consist of Tier I capital.

      Risk-based Capital Ratios. The adequacy of an institution’s capital is gauged primarily with reference to the institution’s risk-weighted assets. The guidelines assign risk weightings to an institution’s assets in an effort to quantify the relative risk of each asset and to determine the minimum capital required to support that risk. An institution’s risk-weighted assets are then compared with its Tier I capital minus disallowed goodwill and other intangible assets and total capital minus disallowed goodwill and other intangible assets to arrive at a Tier I risk-based ratio and a total risk-based ratio, respectively. The guidelines provide that an institution must have a minimum total risk-based ratio of 8% and a minimum Tier I risk-based ratio of 4%. To be categorized as well capitalized, an institution must maintain minimum total risk-based and Tier I risk-based ratios of 10% and 6%, respectively.
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

Corporate Governance and Accounting Legislation
      Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 (the “Act”) addresses corporate and accounting fraud. The Act established a new accounting oversight board that enforces auditing standards and restricts the scope of services that accounting firms may provide to their public company audit clients. Among other things, it also (i) requires chief executive officers and chief financial officers to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission (the “SEC”); (ii) imposes new disclosure requirements regarding internal controls, off-balance-sheet transactions, and pro forma (non-GAAP) disclosures; (iii) accelerates the time frame for reporting of insider transactions and periodic disclosures by public companies; and (iv) requires companies to disclose whether or not they have adopted a code of ethics for senior financial officers and whether the audit committee includes at least one “audit committee financial expert.”
      The Act also requires the SEC, based on certain enumerated factors, to regularly and systematically review corporate filings. To deter wrongdoing, the Act (i) subjects bonuses issued to top executives to disgorgement if a restatement of a company’s financial statements was due to corporate misconduct; (ii) prohibits an officer or director misleading or coercing an auditor; (iii) prohibits insider trades during pension fund “blackout periods”; (iv) imposes new criminal penalties for fraud and other wrongful acts; and (v) extends the period during which certain securities fraud lawsuits can be brought against a company or its officers.
      As a publicly reporting company, we are subject to the requirements of the Act and related rules and regulations. We anticipate that we will incur additional expense as a result of the Act, including ongoing compliance with Section 404, but do not expect that such compliance will have a material impact on our business.

Anti-terrorism Legislation
      USA Patriot Act of 2001. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (“Patriot Act”) of 2001 is intended to combat terrorism. Among other things, the Patriot Act (1) prohibits banks from providing correspondent accounts directly to foreign shell banks (2) imposes due diligence requirements on banks opening or holding accounts for foreign financial institutions or wealthy foreign individuals (3) requires financial institutions to establish an anti-

money-laundering compliance program, and (4) eliminates civil liability for persons who file suspicious activity reports. The Patriot Act also increases governmental powers to investigate terrorism, including expanded government access to account records. The Department of the Treasury is empowered to administer and make rules to implement the Patriot Act. We anticipate that we will incur additional expense as a result of the Patriot Act, which may have a material impact on our business. The magnitude of the impact is uncertain at this time, because estimates of the costs associated with the general compliance vary widely.

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
Investor Relations
Intermountain Community Bancorp
231 N. Third Avenue
P.O. Box 967
Sandpoint, Idaho 83864 (208) 263-0505

Item 1A.	RISK FACTORS

As a bank holding company, our earnings are dependent upon the performance of our bank as well as by business, economic and political conditions.
      Intermountain is a legal entity separate and distinct from the Bank. Our right to participate in the assets of the Bank upon the Bank’s liquidation, reorganization or otherwise will be subject to the claims of the Bank’s creditors, which will take priority except to the extent that we may be a creditor with a recognized claim.
      The Company is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. These restrictions may affect the amount of dividends the Company may declare for distribution to its shareholders in the future.
      Earnings are impacted by business and economic conditions in the United States and abroad. These conditions include short-term and long-term interest rates, inflation, monetary supply, fluctuations in both debt and equity capital markets, and the strength of the U.S. economy and the local economies in which we operate. Business and economic conditions that negatively impact household or corporate incomes could decrease the demand for our products and increase the number of customers who fail to pay their loans.

A downturn in the local economies or real estate markets could negatively impact our banking business.
      A downturn in the local economies or real estate markets could negatively impact our banking business. Because we primarily serve individuals and businesses located in northern, southwestern and southcentral Idaho, eastern Washington and southeastern Oregon, a significant portion of our total loan portfolio is originated in these areas or secured by real estate or other assets located in these areas. As a result of this geographic concentration the ability of customers to repay their loans, and consequently our results, are impacted by the economic and business conditions in our market areas. Any adverse economic or business developments or natural disasters in these areas could cause uninsured damage and other loss of value to real estate that secures our loans or could negatively affect the ability of borrowers to make payments of principal and interest on the underlying loans. In the event of such adverse development or natural disaster, our results of operations or financial condition could be adversely affected.
      Furthermore, current uncertain geopolitical trends and variable economic trends, including uncertainty regarding economic growth, inflation and unemployment, may negatively impact businesses in our markets. While the short-term and long-term effects of these events remain uncertain, they could adversely affect general economic conditions, consumer confidence, market liquidity or result in changes in interest rates, any of which could have a negative impact on the banking business.

Changes in market interest rates could adversely affect our earnings.
      Our earnings are impacted by changing market interest rates. Changes in market interest rates impact the level of loans, deposits and investments, the credit profile of existing loans and the rates received on loans and investment securities and the rates paid on deposits and borrowings. One of our primary sources of income from operations is net interest income, which is equal to the difference between the interest income received on interest-earning assets (usually, loans and investment securities) and the interest expense incurred in connection with interest-bearing liabilities (usually, deposits and borrowings). These rates are highly sensitive to many factors beyond our control, including general economic conditions, both domestic and foreign, and the monetary and fiscal policies of various governmental and regulatory authorities. Net interest income can be affected significantly by changes in market interest rates. Changes in relative interest rates may reduce net interest income as the difference between interest income and interest expense decreases.
      Interest rates are currently rising and if interest rates continue to rise, the amount of interest we pay on deposits and borrowings could increase more quickly than the amount of interest we receive on our loans, mortgage-related securities and investment securities. This could cause our profits to decrease. Rising interest rates would likely reduce the value of our investment securities and may decrease demand for loans and make it more difficult for borrowers to repay their loans. Increasing market interest rates may also depress property values, which could affect the value of collateral securing our loans.
      An increase in interest rates could also have a negative impact on our results of operations by reducing the ability of borrowers to repay their current loan obligations. These circumstances could not only result in increased loan defaults, foreclosures and write-offs, but also necessitate further increases to the allowances for loan losses. In addition, fluctuations in interest rates may result in disintermediation, which is the flow of funds away from depository institutions into direct investments that pay a higher rate of return and may affect the value of our investment securities and other interest-earning assets.
      Our cost of funds may increase because of general economic conditions, unfavorable conditions in the capital markets, interest rates and competitive pressures. We have traditionally obtained funds principally through deposits and borrowings. As a general matter, deposits are a cheaper source of funds than borrowings, because interest rates paid for deposits are typically less than interest rates charged for borrowings. If, as a result of general economic conditions, market interest rates, competitive pressures, or other factors, our level of deposits decrease relative to our overall banking operation, we may have to rely more heavily on borrowings as a source of funds in the future, which may negatively impact net interest margin.

Competition may adversely affect our ability to attract and retain customers at current levels.
      The banking and financial services businesses in our market areas are highly competitive. Competition in the banking, mortgage and finance industries may limit our ability to attract and retain customers. We face competition from other banking institutions, savings banks, credit unions and other financial institutions. We also compete with non-bank financial service companies within the states that we serve, and out of state financial intermediaries that have opened loan production offices or that solicit deposits in our market areas. There also has been a general consolidation of financial institutions in recent years, which results in new competitors and larger competitors in our market areas.
      In particular, our competitors include major financial companies whose greater resources may provide them a marketplace advantage. Areas of competition include interest rates for loans and deposits, efforts to obtain deposits and the range and quality of services provided. Because we have fewer financial and other resources than larger institutions with which we compete, we may be limited in our ability to attract customers. In addition, some of the current commercial banking customers may seek alternative banking sources as they develop needs for credit facilities larger than we can accommodate. If we are unable to attract and retain customers, we may be unable to continue our loan and deposit growth, and our results of operations and financial condition may otherwise be negatively impacted.

We may not be able to successfully implement our internal growth strategy.
      We have pursued and intend to continue to pursue an internal growth strategy, the success of which will depend primarily on generating an increasing level of loans and deposits at acceptable risk levels and terms without proportionate increases in non-interest expenses. There can be no assurance that we will be successful in implementing our internal growth strategy. Furthermore, the success of our growth strategy will depend on maintaining sufficient regulatory capital levels and on continued favorable economic conditions in our market areas.

There are risks associated with potential acquisitions.
      We may make opportunistic acquisitions of other banks or financial institutions from time to time that further our business strategy. These acquisitions could involve numerous risks including lower than expected performance or higher than expected costs, difficulties in the integration of operations, services, products and personnel, the diversion of management’s attention from other business concerns, changes in relationships with customers and the potential loss of key employees. Any acquisitions will be subject to regulatory approval, and there can be no assurance that we will be able to obtain such approvals. We may not be successful in identifying further acquisition candidates, integrating acquired institutions or preventing deposit erosion or loan quality deterioration at acquired institutions. Competition for acquisitions in our market area is highly competitive, and we may not be able to acquire other institutions on attractive terms. There can be no assurance that we will be successful in completing future acquisitions, or if such transactions are completed, that we will be successful in integrating acquired businesses into our operations. Our ability to grow may be limited if we are unable to successfully make future acquisitions.

We may not be able to replace key members of management or attract and retain qualified relationship managers in the future.
      We depend on the services of existing management to carry out our business and investment strategies. As we expand, we will need to continue to attract and retain additional management and other qualified staff. In particular, because we plan to continue to expand our locations, products and services, we will need to continue to attract and retain qualified commercial banking personnel and investment advisors. Competition for such personnel is significant in our geographic market areas. The loss of the services of any management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our results of operations, financial conditions and prospects.

The allowance for loan losses may be inadequate.
      Our loan customers may not repay their loans according to the terms of the loans, and the collateral securing the payment of these loans may be insufficient to pay any remaining loan balance. We, therefore, may experience significant loan losses, which could have a material adverse effect on our operating results.
      We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. We rely on our loan quality reviews, our experience and our evaluation of economic conditions, among other factors, in determining the amount of the allowance for loan losses. If our assumptions prove to be incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance. Increases in this allowance result in an expense for the period. If, as a result of general economic conditions or a decrease in asset quality, management determines that additional increases in the allowance for loan losses are necessary, we may incur additional expenses.
      Our loans are primarily secured by real estate, including a concentration of properties located in northern, southwestern and southcentral Idaho, eastern Washington and southeastern Oregon. If an earthquake, volcanic eruption or other natural disaster were to occur in one of our major market areas, loan losses could occur that are not incorporated in the existing allowance for loan losses.

We are expanding our lending activities in riskier areas.
      We have identified commercial real estate and commercial business loans as areas for increased lending emphasis. While increased lending diversification is expected to increase interest income, non-residential loans carry greater risk of payment default than residential real estate loans. As the volume of these loans increase, credit risk increases. In the event of substantial borrower defaults, our provision for loan losses would increase and therefore, earnings would be reduced. As the Company lends in diversified areas such as commercial real estate, commercial, agricultural, commercial construction and residential construction, the Company may incur additional risk if one lending area experienced difficulties due to economic conditions.

Our stock price can be volatile.
      Our stock price can fluctuate widely in response to a variety of factors, including actual or anticipated variations in quarterly operating results, recommendations by securities analysts and news reports relating to trends, concerns and other issues in the financial services industry. Other factors include new technology used or services offered by our competitors; operating and stock price performance of other companies that investors deem comparable to us; and changes in government regulations.
      General market fluctuations, industry factors and general economic and political conditions and events, such as future terrorist attacks and activities, economic slowdowns or recessions, interest rate changes or credit loss trends, also could cause our stock price to decrease regardless of our operating results.

Item 1B.	UNRESOLVED STAFF COMMENTS
      Not applicable.
Item 2.     PROPERTIES
      At December 31, 2005, the Company currently operates 15 branch offices, including the main office located in Sandpoint, Idaho. The following is a description of the branch and administrative offices.

				Occupancy
				Status
City and County	Address	Sq. Feet	Date Opened or Acquired	(Own/Lease)

Panhandle State Bank Branches
IDAHO
(Kootenai County)
Coeur d’Alene Branch(1)	200 W. Neider Avenue Coeur d’Alene, ID 83814	5,500	May 2005	land lease own building

Rathdrum Branch	6878 Hwy 53 Rathdrum, ID 83858	3,410	March 2001	own

Post Falls Branch	3235 E. Mullan Avenue Post Falls, ID 83854	3,752	March 2003	own

(Bonner County)
Ponderay Branch	300 Kootenai Cut-Off Road Ponderay, ID 83852	3,400	October 1996	own

Priest River Branch	301 E. Albeni Road Priest River, ID 83856	3,500	December 1996	own

Sandpoint Branch	231 N. Third Street Sandpoint, ID 83864	10,000	May 1981	own

(Boundary County)

Bonners Ferry Branch	6750 Main Street Bonners Ferry, ID 83805	3,400	September 1993	own

Intermountain Community Bank Branches

IDAHO

(Canyon County)

Caldwell Branch	506 10th Avenue Caldwell, ID 83605	6,480	March 2002	own

Nampa Branch	521 12th Avenue S. Nampa, ID 83651	5,000	July 2001	own

(Payette County)

Payette Branch	175 North 16th Street Payette, ID 83661	5,000	September 1999	own

(Washington County)

Weiser Branch	440 E Main Street Weiser, ID 83672	3,500	June 2000	own

OREGON
(Malheur County)
Ontario Branch	98 South Oregon St. Ontario, OR 97914	10,272	January 2003	lease

				Occupancy
				Status
City and County	Address	Sq. Feet	Date Opened or Acquired	(Own/Lease)

WASHINGTON

(Spokane County)

Spokane Branch	200 N. Mullan, Suite 124 Spokane, WA 99206	2,500	June 2005	lease

Magic Valley Bank Branches

IDAHO

(Twin Falls County)

Twin Falls Branch	113 Main Ave W. Twin Falls, ID 83301	10,798	November 2004	lease

(Gooding County)

Gooding Branch	746 Main St. Gooding, ID 83330	3,200	November 2004	own

ADMINISTRATIVE

IDAHO

(Bonner County)

Sandpoint Data Center	218 Main Street Sandpoint, ID 83864	1,900	March 1999	lease

Sandpoint Management Services	110 Main Street Sandpoint, ID 83864	6,669	June 2002	lease

Sandpoint Finance	303 N. Third St. Sandpoint, ID 83864	1,260	September 2004	lease

(Kootenai County)

Coeur d’Alene Branch and Administrative Services(1)	200 W. Neider Avenue Coeur d’Alene, ID 83814	17,600	May 2005	land lease own building

WASHINGTON

(Spokane County)

Spokane Home Loan Center	200 N. Mullan, Suite 222 Spokane, WA 99206	1,550	August 2005	lease

1)	The Coeur d’Alene branch is located in the 23,100 square foot branch and administration building located at 200 W. Neider Avenue in Coeur d’Alene. The branch occupies approximately 5,500 square feet of this building.

2)	In February 2006, the Company entered into lease agreements for new branches located in Kellogg and Fruitland, Idaho. It also owns land in Twin Falls, Idaho upon which it intends to build a branch in 2006.
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

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      There were no matters submitted to security holders for a vote during the fourth quarter of 2005.
PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Price and Dividend Information
      Bid and ask prices for the Company’s Common Stock are quoted in the Pink Sheets and on the OTC Bulletin Board under the symbol “IMCB.OB” As of March 10, 2006, there were 11 Pink Sheet/ Bulletin Board Market Makers. The range of high and low bid prices for the Company’s Common Stock for each quarter during the two most recent fiscal years is as follows:
Quarterly Common Stock Price Ranges(1)(2)

	2005		2004

Quarter	High	Low	High	Low

1st	$18.50	$16.33	$16.00	$13.17
2nd	18.35	16.00	17.00	15.70
3rd	17.50	16.05	17.33	14.17
4th	17.75	16.50	18.33	15.00

(1)	This table reflects the range of high and low bid prices for the Company’s Common Stock during the indicated periods. Prices have been retroactively adjusted to reflect a 3-for-2 stock split that was effective March 10, 2005. The quotations merely reflect the prices at which transactions were proposed, and do not necessarily represent actual transactions. Prices do not include retail markup, markdown or commissions.

(2)	The share amounts include shares that have been purchased pursuant to the Company’s stock purchase bonus program (the “program”), which provides certain officers of the Company with an opportunity to purchase shares of Intermountain common stock on the open market and subsequently receive reimbursement for those purchases. Each officer who participates in this program has entered into a written agreement with the Company that specifies, among other things, the maximum amount for which such officer may receive reimbursement (the “award”). If the officer makes stock purchases within the time frames specified pursuant to the written agreement, he or she will receive a bonus, paid in three or five annual installments, equal to the lesser of (i) the actual dollar amount of the shares purchased; or (ii) the amount of the award, provided that the officer is employed with the Company on the date that the written agreement specifies such bonus is payable. Such purchases could affect the volume and price of the Company’s shares, as at certain times throughout the year, Company officers may be making significant share purchases in order to satisfy the requisites to receive bonuses pursuant to the program.
      The approximate number of record holders of the Company’s common stock as of March 10, 2006 was 1,775, representing 6,596,428 shares outstanding.
      The Company historically has not paid cash dividends, nor does it expect to pay cash dividends in the near future. The Company is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. These restrictions may affect the amount of dividends the Company may declare for distribution to its shareholders in the future.
      There have been no securities of the Company sold within the last three years that were not registered under the Securities Act of 1933, as amended. The Company did not make any stock repurchases during the fourth quarter of 2005.

Equity Compensation Plan Information
      We currently maintain three compensation plans that provide for the issuance of Intermountain’s common stock to officers and other employees, directors and consultants. These consist of the 1988 Employee Stock Option Plan, the 1999 Employee Stock Plan, and the 1999 Director Stock Option Plan, each of which have been approved by the Company’s shareholders. The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of December 31, 2005:

					Number of Shares
	Number of Shares				Remaining Available for
	to be Issued Upon		Weighted-Average		Future Issuance Under
	Exercise of		Exercise Price of		Equity Compensation
	Outstanding Options,		Outstanding Options,		Plans (Excluding
	Warrants and Rights		Warrants and Rights		Shares Reflected in
Plan Category	(a)		(b)		Column(a),(c)

Equity compensation plans approved by shareholders	560,914		$6.26		240,791
Equity compensation plans not approved by shareholders	94,028	(1)	6.07	(3)	78,000	(2)

Total	654,942		$6.26		318,791

(1)	Represents 78,000 shares available for issuance under the Company’s 2003-2005 Long Term Incentive Plan (“LTIP”), and 16,028 shares subject to the Snake River Bancorp, Inc. stock options plans that were assumed by the Company pursuant to the acquisition of Magic Valley Bank. The LTIP was adopted pursuant to Rule 701 of the Securities Act of 1933, as amended, prior to Intermountain becoming a public reporting company and was not subject to any shareholder approval requirements at the time of adoption.

(2)	Represents shares remaining available for future grant under the LTIP.

(3)	Represents the weighted average exercise price of the outstanding options under the Snake River Bancorp, Inc. stock option plans.

Item 6.	SELECTED FINANCIAL DATA
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

	For the Year Ended December 31, (1)

	2005(2)	2004(2)	2003(2)	2002	2001

STATEMENTS OF INCOME DATA
Total interest income	$41,648	$25,355	$20,983	$16,787	$16,313
Total interest expense	(10,717)	(5,712)	(4,970)	(3,919)	(6,123)

Net interest income	30,931	19,643	16,013	12,868	10,190
Provision for loan losses	(2,229)	(1,438)	(955)	(1,607)	(1,134)

Net interest income after provision losses on loans	28,702	18,205	15,058	11,261	9,056
Total other income	9,620	7,197	5,985	4,232	2,628
Total other expense	(26,532)	(18,884)	(15,476)	(11,589)	(8,760)

	For the Year Ended December 31, (1)

	2005(2)	2004(2)	2003(2)	2002	2001

Income before income taxes	11,790	6,518	5,567	3,904	2,924
Income taxes	(4,308)	(2,172)	(1,906)	(1,314)	(960)

Net income	$7,482	$4,346	$3,661	$2,590	$1,964

Net income per share(3)
Basic	$1.28	$0.88	$0.77	$0.55	$0.43
Diluted	$1.18	$0.80	$0.72	$0.53	$0.42

Weighted average common shares outstanding(3)
Basic	5,849	4,951	4,735	4,669	4,584
Diluted	6,350	5,458	5,086	4,886	4,732
Cash dividends per share	—	—	—	—	—

	December 31,

	2005	2004(2)	2003(2)	2002	2001

BALANCE SHEET DATA
Total assets	$733,682	$597,680	$409,760	$287,413	$236,756
Net loans	555,036	418,660	287,256	194,774	157,096
Deposits	597,519	500,923	344,866	243,583	192,542
Securities sold subject to repurchase agreements	37,799	20,901	17,156	15,970	13,081
Advances from Federal Home Loan Bank	5,000	5,000	5,000	—	—
Other borrowings	16,527	16,527	8,279	—	—
Shareholders’ equity	64,273	44,564	27,078	23,916	21,100

(1)	Certain prior period amounts have been reclassified to conform to the current period’s presentation.

(2)	Comparability is affected by the acquisition of Snake River Bancorp, Inc. in November 2004 and a branch in 2003.

(3)	Earnings per share and weighted average shares outstanding have been adjusted retroactively for the effect of stock splits and dividends, including the 3-for-2 stock split effective March 10, 2005.

	Years Ended December 31,

Key Financial Ratios	2005	2004	2003

Return on Average Assets	1.11%	0.91%	0.99%
Return on Average Equity	14.80%	13.71%	14.24%
Average Equity to Average Assets	7.53%	6.64%	6.80%

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Based on opportunities available in the future, the Company plans expansion in markets that are contiguous, within 150 miles of its existing branches, in Idaho, Oregon, Washington and Montana. The Company is pursuing an aggressive balance of asset and earnings growth by focusing on increasing its market share in its present locations, building new branches and merging and/or acquiring community banks.
      The Company continues to make significant investments in human resources and technology to support its growth initiatives. Asset growth is expected to keep pace or exceed earnings growth over the next several years while the Company pursues its market share goals. Further, the Company continues to leverage its capital which, in addition to retained earnings, has been supplemented by two trust preferred debentures totaling approximately $16.5 million, and a $12.0 million common stock offering issued in December 2005, both executed in anticipation of expansion into new markets.
      Management and the Board of Directors remain committed to building a decentralized community banking organization and further increasing the level of service we provide our customers and our communities. Our strategic plan calls for a balanced yet aggressive set of asset growth and shareholder return goals. We expect to achieve these goals by employing experienced, knowledgeable and dedicated people and supporting them with strong technology and training.
      In line with these goals, the Company has made two key acquisitions in the last three years. In November 2004, Snake River Bancorp, Inc. was merged with and into Intermountain, with Intermountain being the surviving corporation in the merger. Snake River’s wholly owned subsidiary, Magic Valley Bank, was merged with and into the Bank. The two branches of Magic Valley Bank continue to operate as Magic Valley Bank, a division of Panhandle State Bank. The merger contributed approximately $13.0 million in capital, which increased the Company’s capital base. Under the terms of the Snake River merger, Snake River shareholders received $8.22 in cash and 0.93 shares of Intermountain stock for each share of Snake River Bancorp Inc. stock. The Company’s 2004 results of operations include 2 months of operations of the Magic Valley branches. The acquisition added approximately $65.5 million of loans, approximately $6.8 million of investments and approximately $69.6 million of deposits to the Company. As a result of the acquisition, the Bank also recorded $10.2 million in goodwill and $0.7 million in other intangible assets. The acquisition was made to expand our market territory into Idaho and better serve our customers in the Southern Idaho region.
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
      In June 2005, the Company entered into Washington State with the opening of the Spokane Valley, Washington branch. This branch allowed the Company to enter into the eastern Washington banking market and to also better serve its existing customer base. The Company offers full service banking and residential and commercial lending from its Spokane Valley branch.
      In March 2006, the Company announced plans to open branches in Kellogg, Twin Falls and Fruitland, Idaho. These branches expand the market of the bank and will also allow the bank to better serve its existing customer base. The Kellogg branch will operate as Panhandle State Bank, the Twin Falls branch will operate as Magic Valley Bank, a division of Panhandle State Bank and the Fruitland branch will operate as Intermountain Community Bank, a division of Panhandle State Bank.
      The most significant perceived risk to the Company is credit quality, as poor credit quality can create significant earnings, capital and liquidity issues more quickly than other types of risk faced by the Bank. During 2005, the financial stability of the Company’s customers appeared to improve over 2004, based on regional economic data and the Bank’s own asset quality measurements. Total loans receivable in 2005 increased 33%, while our net loan charge-off rate decreased to 0.09% of total loans from 0.13% in 2004. Non-accrual loans decreased approximately $400,000 in 2005 to 0.14% of total loans. Loan delinquencies over

30-days at fiscal year end 2005 were 0.16%, down 0.41% from the 2004 level of 0.57%. This decrease was largely attributed to the strong regional economy during 2005 and sales of some real estate contracts acquired with the Orchard Bank purchase. During 2005 and 2004, the Bank sold approximately $1.3 million and $2.7 million of the Orchard Bank real estate contracts, respectively. These loans were sold without recourse to the Company.
      Other significant areas of risk include interest rate risk, operational/execution risk, and human resources risk. To control interest rate risk, management closely monitors changing market rate conditions and bank portfolios and responds accordingly through both portfolio mix and pricing decisions. The rapid growth in the Bank has increased the risk of operational problems. These are being addressed through the recruitment and hiring of additional experienced staff in key positions, significant increases in our training budget and programs, implementation of new monitoring and control technology and the expansion of our internal audit staff. In addressing human resources risk, management focuses a great deal of its efforts on developing a culture that promotes, retains and attracts high quality individuals. Management believes that its efforts in managing these and other risks have been successful, but that continued diligence is required.
      In 2005, the Company relocated the Coeur d’Alene branch and administrative offices to a combined administrative and branch office building located on Neider Avenue between Highway 95 and Government Way in Coeur d’Alene, Idaho. This new facility serves as our primary Coeur d’Alene office and accommodates the Home Loan Center, our centralized real estate mortgage processing department, various administrative support departments and our SBA Loan Production Center. The SBA center was initiated in 2003 to enhance the service, delivery and efficiency of the Small Business Administration lending process. The headquarters of the Company will continue to reside in Sandpoint. In February 2006, the Company announced plans to relocate headquarters within Sandpoint into a planned 90,000 square foot financial center office building with the Company occupying approximately 50,000 square feet for the branch and administrative offices. In March 2006, the Company announced plans to open full service branches in Kellogg, Twin Falls and Fruitland, Idaho. This will allow the Company to expand into new market areas and better service its existing customer base.
      As part of its strategic plan, the Bank replaced its core data and check processing systems during 2004 at an approximate cost of $1.3 million. This investment positioned the operating infrastructure of the Bank to improve efficiency and provided the capacity to support our planned growth and expansion. The Company will continue to expand market share in existing markets, enter new markets, and look for opportunities to acquire other community banks that believe in the strategy of community banking and desire to build on the Company’s culture, employee capital, technology and operational efficiency.
      The Company’s growth in diluted earnings per share for 2005 increased 47% over 2004 while assets increased 23% over the same time period, resulting in another year of record income and asset growth. Asset growth was due to organic growth in virtually all existing branches.
      For 2005, the Company realized net income of $7.5 million or $1.18 per share (diluted). This is a 47% increase in diluted earnings per share over the 2004 figure of $0.80 per share (diluted). Return on average equity (ROAE) and return on average assets (ROAA), common measures of bank performance, totaled 14.8% and 1.11%, respectively, compared to 13.7% and 0.91% in 2004. Strong earnings performance contributed to the increases in ROAA and ROAE for the year ended December 31, 2005.
      In December 2005, the Company completed a $12.0 million common stock offering, issuing 705,882 common shares and adding $11.9 million to stockholders equity. The Company declared a 3-for-2 stock split in February 2005, effective March 10, 2005. The Company paid a 10% stock dividend on July 30, 2003 and declared a 2-for-1 stock dividend effective December 18, 2003. The Company also declared a 10% stock dividend in the years 2000, 2001 and 2002. All per-share data computations are calculated after giving retroactive effect to stock dividends and the stock splits.
      Total assets reached $733.7 million, a 23% increase from $597.7 million at December 31, 2004. Total loans experienced 33% growth to $555.0 million at December 31, 2005 from $418.7 million at the end of 2004. Total deposits grew from $500.9 million to $597.5 million during 2005, representing a 19% increase. Both loans receivable and deposit growth reflect strong organic growth in competitive markets. Performance at the Company over the past four years has largely been driven by continued commitment to high levels of customer service, an aggressive branch expansion plan, branch and bank acquisition efforts and successful face-to-face business development efforts.
      The Company’s net interest margin for the year ended December 31, 2005 was 5.01%, as compared to 4.50% for 2004 and 4.59% for 2003. Rising interest rates and increased loan production during 2005 have contributed to the increase in the Company’s margin in 2005.
Results of Operations

Net Interest Income
      The following table provides information on net interest income for the past three years, setting forth average balances of interest-earning assets and interest-bearing liabilities, the interest income earned and interest expense recorded thereon and the resulting average yield-cost ratios.
Average Balance Sheets and Analysis of Net Interest Income

	For the Year Ended December 31, 2005

	Average	Interest Income/
	Balance	Expense	Yield

	(Dollars in thousands)
Loans receivable, net(1)	$505,701	$37,897	7.49%
Securities(2)	108,620	3,672	3.38%
Federal funds sold	2,790	79	2.83%

Total earning assets	$617,111	$41,648	6.75%
Cash and cash equivalents	21,730
Office properties and equipment, net	14,869
Other assets	18,344

Total assets	$672,054

Time deposits of $100,000 or more	83,175	2,842	3.42%
Other interest-bearing deposits	345,309	5,408	1.57%
Short-term borrowings	42,407	1,290	3.04%
Other borrowed funds	21,527	1,177	5.47%

Total interest-bearing liabilities	$492,418	$10,717	2.18%
Noninterest-bearing deposits	119,831
Other liabilities	9,747
Shareholders’ equity	50,058

Total liabilities and shareholders’ equity	$672,054

Net interest income		$30,931

Net interest margin			5.01%

Average Balance Sheets and Analysis of Net Interest Income

	For the Year Ended December 31, 2004

	Average	Interest Income/
	Balance	Expense	Yield

	(Dollars in thousands)
Loans receivable, net(1)	$334,704	$22,055	6.59%
Securities(2)	93,575	3,190	3.41%
Federal funds sold	8,686	110	1.27%

Total earning assets	$436,965	$25,355	5.80%
Cash and cash equivalents	14,584
Office properties and equipment, net	10,264
Other assets	9,524

Total assets	$471,337

Time deposits of $100,000 or more	52,576	1,622	3.09%
Other interest-bearing deposits	258,587	2,973	1.15%
Short-term borrowings	15,021	164	1.09%
Other borrowed funds	16,108	953	5.91%

Total interest-bearing liabilities	$342,292	$5,712	1.67%
Noninterest-bearing deposits	88,071
Other liabilities	7,432
Shareholders’ equity	33,542

Total liabilities and shareholders’ equity	$471,337

Net interest income		$19,643

Net interest margin			4.50%

Average Balance Sheets and Analysis of Net Interest Income

	For the Year Ended December 31, 2003

	Average	Interest Income/
	Balance	Expense	Yield

	(Dollars in thousands)
Loans receivable, net(1)	$266,416	$18,346	6.89%
Securities(2)	74,753	2,576	3.45%
Federal funds sold	7,819	61	0.78%

Total earning assets	$348,988	$20,983	6.01%
Cash and cash equivalents	12,362
Office property and equipment, net	9,133
Other assets	4,576

Total assets	$375,059

Time deposits of $100,000 or more	$34,363	885	2.58%
Other interest-bearing deposits	217,201	3,332	1.53%
Short term borrowings	14,665	177	1.21%
Other borrowed funds	10,528	576	5.47%

Total interest-bearing liabilities	276,757	$4,970	1.80%
Noninterest-bearing deposits	69,412
Other liabilities	3,108
Shareholders’ equity	25,782

Total liabilities and shareholders’ equity	$375,059

Net interest income		$16,013

Net interest margin			4.59%

(1)	Non-accrual loans are included in the average balance, but interest on such loans is not recognized in interest income.

(2)	Municipal interest income is not tax equalized, and represents a small portion of total interest income.

      The following rate/volume analysis depicts the increase (decrease) in net interest income attributable to (1) interest rate fluctuations (change in rate multiplied by prior period average balance), (2) volume fluctuations (change in average balance multiplied by prior period rate) and (3) volume/rate (changes in rate multiplied by changes in volume) when compared to the preceding year.
Changes Due to Volume and Rate 2005 versus 2004

	Volume	Rate	Volume/Rate	Total

	(In thousands)
Loans receivable, net	$11,268	$3,028	$1,546	$15,842
Securities	513	(27)	(4)	482
Federal funds sold	(75)	136	(92)	(31)

Total interest income	11,706	3,137	1,450	16,293
Time deposits of $100,000 or more	944	174	102	1,220
Other interest-earning deposits	997	1,076	362	2,435
Borrowings	620	221	509	1,350

Total interest expense	2,561	1,471	973	5,005

Net interest income	$9,145	$1,666	$477	$11,288

Changes Due to Volume and Rate 2004 versus 2003

	Volume	Rate	Volume/Rate	Total

	(In thousands)
Loans receivable, net	$4,702	$(791)	$(202)	$3,709
Securities	649	(28)	(7)	614
Federal funds sold	7	38	4	49

Total interest income	5,358	(781)	(205)	4,372
Time deposits of $100,000 or more	469	175	93	737
Other interest-bearing deposits	635	(835)	(159)	(359)
Borrowings	309	30	25	364

Total interest expense	1,413	(630)	(41)	742

Net interest income	$3,945	$(151)	$(164)	$3,630

Net Interest Income — 2005 Compared to 2004
      The Bank’s net interest income increased to $30.9 million in 2005 from $19.6 million in 2004. The net interest income increase attributable to volume increases was a favorable $9.1 million over 2004 as interest earning assets increased by $180.1 million and interest costing liabilities increased by $150.1 million. The volume increase is partially due to the November 2004 addition of approximately $65.5 million in loans and $69.6 million in deposits due to the Snake River Bancorp, Inc. acquisition. During 2005, interest rates increased both on the interest earning assets and interest costing liabilities; however, rates increased more quickly on the asset side than the liabilities. These factors created a $1.7 million increase attributable to rate variances. These factors, offset by the change in the mix of interest bearing liabilities, created a $11.3 million increase in net interest income.
      The yield on interest-earning assets increased 0.95% in 2005 versus 2004. The cost of interest-bearing liabilities increased 0.51%. The loan yield increase of 0.90% represented the largest combined impact to net yield. The cost of short term borrowings increased by 1.95% as the bank funded loan growth with short-term borrowings. This represented the most drastic rate change from 2004. The cost of other interest bearing deposits increased 0.42% as the Bank raised interest rates on certificate of deposits and money market accounts in a rising interest rate environment. The increase by 2.00% in the prime lending rate during 2005 directly affected the Bank’s variable rate loan portfolio, which exceeded 64% of the portfolio at December 31, 2005, but was offset somewhat by a corresponding increase in the cost of interest bearing sources of funding. The investment securities portfolio experienced a decrease in yield of 0.03% and the yield on federal funds sold rose during 2005 by 1.56%, which is in line with the short-term investment market. The Bank was generally asset-sensitive in 2005, resulting in improved net interest income during the year, as its earning assets repriced more quickly and to a higher degree than its interest costing liabilities.

Net Interest Income — 2004 Compared to 2003
      The Bank’s net interest income increased to $19.6 million in 2004 from $16.0 million in 2003. The net interest income increase attributable to volume increases was a favorable $3.9 million over 2003. However, interest-earning assets were subject to downward rate pressure during early 2004 as well as extensive competition for loans. These factors, coupled with limited ability to move deposit rates lower because of the low interest rate environment, created a $151,000 decrease in net interest income attributable to rate variances. This impact to net interest income was considerably more in 2004 than in 2003 where interest rate changes resulted in an increase to net interest income by $3.6 million. Rates earned and paid on interest earning assets and liabilities faced upward pressure at the end of 2004, however the effect of this did not have a large impact on the overall results of the year.
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

Provision for Loan Losses
      Management continually evaluates allowances for estimated loan losses and based on this evaluation, charges a corresponding provision against income. The Bank maintained its credit quality in 2005, even with significant loan growth. This resulted in a decline in the allowance for loan losses as a percentage of total loans receivable from 1.62% in 2004 to 1.51% in 2005. The provision for loan losses totaled $2.2 million in 2005, compared to $1.4 million in 2004. The $791 thousand increase in the provision was primarily caused by significant growth in the size and changes in the mix of the loan portfolio. Net chargeoffs in 2005 totaled $518 thousand versus $549 thousand in 2004. At December 31, 2005, the total allowance for loan losses was $8.5 million compared to $6.9 million at the end of the prior year. With the rapid growth in the loan portfolio, management continues to enhance its credit quality efforts by recruiting individuals with strong credit experience, providing additional training for our lending officers and implementing a more formalized credit review process.

Other Income
      The following table details dollar amount and percentage changes of certain categories of other income for the three years ended December 31, 2005.

			Percent			Percent
	2005	% of	Change	2004	% of	Change	2003	% of
Other Income	Amount	Total	Prev. Yr	Amount	Total	Prev. Yr.	Amount	Total

	(Dollars in thousands)
Fees and service charges	$8,165	85%	34%	$6,081	84%	14%	$5,321	89%
BOLI income	300	3%	17%	257	4%	(6)%	273	4%
Net (loss) gain on sale of securities	(43)	0%	(188)%	49	1%	26%	39	1%
Other income	1,198	12%	48%	810	11%	130%	352	6%

Total	$9,620	100%	34%	$7,197	100%	20%	$5,985	100%

      Loan fees and service charges on deposit accounts continue to be the Bank’s primary sources of other income. Both areas have experienced considerable growth over the past several years. Continued loan growth and expanded mortgage volumes generated the large percentage increase in loan fees over the past several years. Mortgage, commercial and commercial real estate loan volumes are expected to remain stable in 2006, with the relatively strong real estate and economic market in the region. Growth in core deposit accounts and non-sufficient funds fees have been the primary contributors to increases in service charge income over the past several years. Increases in 2005 are partially due to the full year effect of the Snake River Bancorp, Inc., acquisition of three branches in November 2004. Other income includes secured deposit program servicing fees, other miscellaneous service fees, investment and insurance income, merchant credit card fees and debit card fees. Income in these areas has continued to expand with the growth of the Bank. In particular, fees from servicing deposit accounts securing credit card portfolios continued to grow in 2005. Fees from these programs totaled $873,000 in 2005, a 66% increase over the prior year.
      The Bank continues to explore other possible non-interest income sources, including expanded SBA loan sales, additional services for businesses, non-profits and professionals, and stronger investment and insurance sales.

Operating Expenses
      The following table details dollar amount and percentage changes of certain categories of other expense for the three years ended December 31, 2005.

			Percent			Percent
	2005	% of	Change	2004	% of	Change	2003	% of
Other Expense	Amount	Total	Prev. Yr.	Amount	Total	Prev. Yr.	Amount	Total

				(Dollars in
				thousands)
Salaries and employee benefits	$15,356	58%	45%	$10,566	56%	20%	$8,828	57%
Occupancy expense	3,927	15%	38%	2,852	15%	14%	2,492	16%
Advertising	767	3%	35%	570	3%	19%	480	3%
Fees and service charges	974	3%	(5)%	1,023	5%	15%	886	6%
Printing , postage and supplies	1,257	5%	45%	869	5%	8%	803	5%
Legal and accounting	1,153	4%	56%	739	4%	42%	520	3%
Other expense	3,098	12%	37%	2,265	12%	54%	1,467	10%

Total	$26,532	100%	41%	$18,884	100%	22%	$15,476	100%

      Similar to 2004 and 2003, salaries and employee benefits continued to be the majority of non-interest expense in 2005. As the Company has grown in total assets, number of branches and product offerings, the number of full-time equivalent employees at the Bank has also grown from 157 at the beginning of 2003 to 332 at December 31, 2005. In May 2005, Intermountain completed its 23,100 square foot branch and administrative office building located in Coeur d’Alene, Idaho. In June 2005, Intermountain opened a branch and home loan center in Spokane Valley, Washington. In November 2004, the Bank acquired Snake River Bancorp and its wholly owned subsidiary, Magic Valley Bank, which consisted of three branches. Magic Valley Bank had 33 employees which were incorporated into the Company’s staffing. The Company has also added additional loan and deposit personnel in existing offices. To support continued branch growth, most administrative departments have expanded staff during the past year. In addition, the bank has added administrative staff to fully comply with the new regulatory requirements related to SEC reporting and preparation for Section 404 internal control reporting and stricter regulations related to the USA Patriot Act and Bank Secrecy Act. As of December 31, 2005 and December 31, 2004, the Company’s assets per full-time equivalent employee ratio were $2.21 million. The Company expects the asset ratio to continue to increase as a result of production increases from the new branches opened in the last few years.
      Consistent with the Company’s growth strategy, occupancy and equipment expense grew significantly in 2005 and 2004. The expense increase was primarily caused by the full-year effect of operational costs of the branches acquired in November 2004, increased space needs for administrative staff growth, and the full year effect of significant new computer hardware and software additions during 2004. It is anticipated that this expense will increase again in 2006 as the company experiences the full year effect of the 2005 Coeur D’Alene building additions, implements branch expansion plans into new markets, implements planned existing branch facility expansions and adds the trust and wealth management division.
      Public relations and advertising expense totaled $767,000 for 2005, a 35% increase over the $570,000 expense in 2004. Continued new market development and the need to market in more geographic areas caused the increases from 2004 and 2003. Management expects some increases in this category in 2006 related to the Bank’s growth, however, the Bank is improving the effectiveness of its marketing spending.
      The slight decrease in fees and service charges during 2005 was due primarily to the Company increasing efficiencies and renegotiation of contracts to gain efficiencies of scale. 2005 also has the full-year effect of bringing more item processing in-house and reducing services provided by correspondent banks. We expect continued moderation in this area, as efficiencies allow us to reduce our vendor reliance even more. Printing, postage and supplies increased by 45% from 2004 to 2005 as the Company supported growth activities in number of employees, number of facilities and number of customers. It is expected that this expense will increase moderately as the Company continues its planned growth pattern in 2006.
      Legal and accounting expense increased in 2005 as the Company continues its work on various regulatory compliance measures. During 2005, the Company also incurred additional legal expense to open a new branch in Spokane Valley, Washington. During 2004, the Company incurred the additional cost of public reporting by completing its registration with the Securities and Exchange Commission in June 2004. It is anticipated that legal and accounting expense will increase at a slower pace in 2006 as the Company continues its compliance with regulatory requirements including the Sarbanes-Oxley Act of 2002 and additional Community Reinvestment Act requirements.
      Other expense also increased in 2005. Primary contributors include significant increases in training, travel and telecommunications costs. As part of its strategic plan, management has placed much more emphasis on customer service, operational and compliance training, resulting in cost increases in these areas. This is expected to continue in 2006 as the Bank focuses on additional customer service, sales and systems training. These increased expenses continue to support the Company’s commitment to building and supporting an infrastructure that will allow the Company to better serve its customer base. Telecommunication costs have increased as a result of the rapid growth, but the Bank is developing and deploying more efficient voice and data systems for the future. In 2004, the Bank incurred a number of one-time charges related to the termination of various vendor contracts as a result of systems upgrades.

      Cost management continues to be a high priority issue for management and the Board, even during this period of rapid growth. The Bank continues to review various processes for potential efficiency gains, and will be employing additional technology to slow the growth in salary expense. The Company is focused on increasing its assets per full time equivalent employee (“FTE”) ratio by continuing to leverage the significant investments made in both people and technology, and slowing the increases in salary expense relative to net interest and other income growth in future years.
Financial Position
      Total assets increased by $136.0 million or 23% during 2005. This increase was driven completely by organic growth in the loans receivable portfolio. Loans receivable increased by $136.4 million or 33% compared to 2004. Continued strong loan demand and continued progress on relationship banking within the Bank created the significant increase in 2005.
      Assets increased in 2004 by $187.9 million, or 46%. This increase was driven by organic growth of $100.0 million, or 25%, and acquisition growth of $87.9 million or 21%. Loans receivable increased by $131.4 million or 45.7% compared to 2003, of which $65.9 million was generated in the Bank’s existing markets and $65.5 million was generated by the acquisition of Snake River Bancorp. Strong loan demand and proactive business development efforts by the Bank’s production officers created the significant increase in 2004.
      Investments in securities decreased by 16% from 2004, totaling $90.6 million at December 31, 2005, compared to $108.2 million at December 31, 2004. Investments decreased to 12% of total assets compared to 18% for the previous year. During 2005, management used the proceeds from maturities and principal reductions to fund its growing loans receivable portfolio. Management continues to manage the investment portfolio to achieve reasonable yield, while maintaining the liquidity necessary to support the rapidly growing loan portfolio. A rising rate environment presents both opportunities and challenges in managing this portfolio, as current unrealized losses limit flexibility, while reinvestment at higher rates should provide improved future income.
      Office properties and equipment increased $2.6 million or 20% at December 31, 2005 compared to December 31, 2004. The Company finished completion of the Coeur d’Alene branch and administration building in May 2005. The completed cost of the Coeur d’Alene building was approximately $3.4 million. Looking to the future, the Bank will continue to expand in areas where it can attract high-quality staff and capitalize on market opportunities, resulting in probable future increases in office properties and equipment.
      Goodwill and other intangible assets decreased to $12.4 million at December 31, 2005, from $12.6 million at December 31, 2004. The Company had goodwill and core deposit intangible assets of approximately $10.9 million related to the November 2004 Snake River acquisition, and goodwill and other intangible assets of approximately $1.8 million as a result of the January 2003 purchase of the Ontario branch of Household FSB. Goodwill and other intangible assets equaled 2% of total assets at December 31, 2005. The decrease in the balance of goodwill and other intangible assets relates to the amortization of the core deposit intangibles related to the Snake River acquisition and the Household FSB purchase.
      To fund the asset growth, liabilities increased by $116.3 million, or 21% from 2004. Most of the increase was in traditional customer deposits, which grew $96.6 million or 19% from 2004 balances. Much of the increase in deposits was in NOW and money market accounts, which grew $44.6 million, or 26% from the previous year. Certificates of deposit also increased during the year, growing by $16.6 million, or 10% from 2004. Over the last several years, strong penetration in our existing markets and rapid growth in new branches combined with market forces, including volatile equity markets, contributed to the increases in certificates of deposits. As interest rates rise and customers explore other investment and savings options, management expects organic deposit growth to be more difficult in the near future. To combat this, the Bank is focused on expanding in areas with high deposit concentrations, and providing additional training, target marketing and technology support for our production staff, as well as expanded use of other funding alternatives.

      Deposits as of December 31, 2004 increased by $156.1 million over December 31, 2003, or 45%. The Snake River acquisition contributed $69.6 million of this growth, while organic growth from our existing markets accounted for the remaining $86.5 million. NOW and money market accounts increased by $57.2 million, or 50% from 2003. Certificates of deposit increased during 2004 by $50.4 million, or 47% from 2003.
      Repurchase agreements increased $16.9 million, or 81% as the Bank utilized repurchase agreements to partially fund the strong loan growth that occurred during 2005. The Bank has continued to rely on repurchase agreements as a lower cost alternate source of funding to support its loan growth. During the third and fourth quarter of 2005, repurchase agreements were temporarily increased as one large customer made short-term investments in these instruments. Much of this money was returned to the customer by December 31, 2005.
      Total shareholders’ equity increased by $19.7 million from $44.6 million at December 31, 2004 to $64.3 million at December 31, 2005. This increase is due to the retention of the Company’s earnings and the completion of a $12.0 million common stock offering completed in December 2005. Total shares outstanding increased to 6.6 million shares, including an additional 705,882 shares issued in the common stock offering. Total shareholders equity grew by $17.5 million from $27.1 million at December 31, 2003 to $44.6 million at December 31, 2004. This increase was due to the retention of the Company’s earnings and $13.0 million of additional equity issued as part of the Snake River acquisition in November 2004. Both the Bank’s and the Company’s regulatory capital ratios remain well above the percentages required by the FDIC to qualify as a “well capitalized” institution. Management is closely monitoring current capital levels in line with its long-term capital plan to maintain sufficient protection against risk and provide flexibility to capitalize on future opportunities.

Capital
      Capital is the shareholder’s investment in the Company. Capital grows through the retention of earnings, the issuance of new stock, and through the exercise of incentive stock options. Capital formation allows the Company to grow assets and provides flexibility and protection in times of adversity. Total equity on December 31, 2005 was 8.8% of total assets. The largest component of equity is common stock representing 68% of total equity. Retained earnings amounts to 35% and the remaining negative 3% is accumulated other comprehensive income and unearned compensation related to restricted stock.
      Banking regulations require the Company to maintain minimum levels of capital. The Company manages its capital to maintain a “well capitalized” designation (the FDIC’s highest rating). Regulatory capital calculations include some of the trust preferred securities as a component of capital. At December 31, 2005, the Company’s Total capital to risk weighted assets was 11.99%, compared to 11.24% at December 31, 2004. At December 31, 2005, the Company’s Tier I capital to risk weighted assets was 10.74%, compared to 9.78% at December 31, 2004. At December 31, 2005, the Company’s Tier I capital to average assets was 9.61%, compared to 8.66% at December 31, 2004.The increase in these capital ratios at December 31, 2005 compared to December 31, 2004 is primarily a result of the $12.0 million common stock offering completed in December 2005 and the retention of net income during 2005. It is anticipated that in the future, the Company will build capital through the retention of earnings and other sources. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios of 10%, 6%, and 5%, respectively.
      During the second quarter 2003, the Company instituted a stock repurchase program to purchase up to 38,462 shares or approximately 3% of its then outstanding shares of common stock from existing shareholders. The offer expired on May 30, 2003, at which time the Company had repurchased a total of 15,360 shares or approximately 1.1% of the shares outstanding.
      In July 2003, the Company approved a 10% stock dividend to all shareholders of record as of July 30, 2003. The Company has declared 10% stock dividends in each of the three years prior to 2003. In addition to the 10% stock dividend declared in 2003, there was a 2-for-1 stock split effective to all shareholders of record as of December 17, 2003.

      On November 2, 2004, Snake River Bancorp, Inc. was merged with and into Intermountain, with Intermountain being the surviving corporation in the merger. Intermountain issued 504,460 shares of common stock in exchange for all of the stock of Snake River Bancorp, Inc. During 2004, Intermountain purchased and subsequently retired 2,093 shares of common stock.
      In February 2005, the Company approved a 3-for-2 stock split, payable on March 15, 2005 to shareholders of record on March 10, 2005. In December 2005, the Company successfully completed a $12.0 million common stock offering to its existing shareholders and customers. This resulted in the issuance of an additional 705,882 shares of common stock.
      The following table sets forth the Company’s actual capital ratios for 2005, 2004 and 2003 as well as the quantitative measures established by regulatory authorities.

			Capital		Well-Capitalized
	Actual		Requirements		Requirements

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
As of December 31, 2005
Total capital (to risk-weighted assets):
The Company	$77,247	11.99%	$51,528	8%	$64,410	10%
Panhandle State Bank	76,056	11.81%	51,528	8%	64,410	10%
Tier I capital (to risk-weighted assets):
The Company	69,190	10.74%	25,764	4%	38,646	6%
Panhandle State Bank	67,999	10.56%	25,764	4%	38,646	6%
Tier I capital (to average assets):
The Company	69,190	9.61%	28,791	4%	35,989	5%
Panhandle State Bank	67,999	9.43%	28,833	4%	36,041	5%
As of December 31, 2004
Total capital (to risk-weighted assets):
The Company	$54,540	11.24%	$38,804	8%	$48,506	10%
Panhandle State Bank	50,243	10.36%	38,767	8%	48,459	10%
Tier I capital (to risk-weighted assets):
The Company	47,460	9.78%	19,402	4%	29,103	6%
Panhandle State Bank	44,169	9.11%	19,384	4%	29,075	6%
Tier I capital (to average assets):
The Company	47,460	8.66%	22,431	4%	27,406	5%
Panhandle State Bank	44,169	8.06%	21,927	4%	27,409	5%

Liquidity
      Liquidity is the term used to define the Company’s ability to meet its financial commitments. The Company maintains sufficient liquidity to ensure funds are available for both lending needs and the withdrawal of deposit funds. The Company derives liquidity primarily through core deposit growth, maturity of investment securities, repurchase agreements and loan payments. At December 31, 2005, the available-for-sale investment portfolio had gross unrealized losses in the amount of $2.2 million, compared to $1.0 million at December 31, 2004. Management believes that all unrealized losses as of December 31, 2005 and 2004 to be market driven, with no permanent sector or issuer credit concerns or impairments. The Company has the ability to retain these securities until recovery of loss occurs. It is management’s expectation to hold securities until recovery or consider market conditions for potential sale. Core deposits include demand, interest checking, money market, savings, and local time deposits. Additional liquidity and funding sources are provided through the sale of loans, sales of securities, access to national certificate of deposit (CD) markets, and both secured and unsecured borrowings.

      Core deposits (total deposits less public deposits and brokered certificates of deposit), at December 31, 2005 were 97.9% of total deposits, compared to 98.9% at December 31, 2004. During 2005, the Company experienced a $89.2 million or 18% increase in its core deposit base. Nearly $18.6 million of the growth in core deposits occurred in noninterest-bearing deposits. Deposit growth has lagged internal loan demand, resulting in some additional liquidity pressure for the Bank in 2005. The Bank utilized repurchase agreements as an additional source of funding to meet loan growth demands. In the future, management anticipates continued competition for deposits and increasing loan demand, creating continued liquidity pressure for the Bank.
      Overnight-unsecured borrowing lines have been established at US Bank, Wells Fargo, and the Federal Home Loan Bank of Seattle and with the Federal Reserve Bank of San Francisco. At December 31, 2005, the Company had approximately $30.0 million of overnight funding available and no overnight fed funds sold. In addition, $2 to $5 million in funding is available on a semiannual basis from the State of Idaho in the form of negotiated certificates of deposit. In January 2006, the Company entered into an additional borrowing agreement with US Bank in the amount of $5.0 million. The borrowing agreement is a revolving line of credit with a variable rate of interest tied to LIBOR.
      The Company’s loan portfolio also contains approximately $17.4 million in guaranteed government loans, which can be quickly sold on the secondary market. Given management’s continued expectation of strong asset growth and a more difficult competitive environment for deposits in the short-term, management may utilize these alternative funding sources to a greater extent in the future. As such, management is improving its access to these sources and upgrading its asset and liability management process, expertise and technology to effectively control potential future risks in this area.

Off-Balance Sheet Arrangements
      The Company, in the conduct of ordinary business operations, routinely enters into contracts for services. These contracts may require payment for services to be provided in the future and may also contain penalty clauses for the early termination of the contracts. The Company is also party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Management does not believe that these off-balance sheet arrangements have a material current effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, but there is no assurance that such arrangements will not have a future effect. See Note 14 of “Notes to Consolidated Financial Statements.”

Tabular Disclosure of Contractual Obligations
      The following table represents the Company’s on-and-off balance sheet aggregate contractual obligations to make future payments as of December 31, 2005.

	Payments Due by Period

		Less Than	1 to	Over 3 to	More Than
	Total	1 Year	3 Years	5 Years	5 Years

	(Dollars in thousands)
Long-term debt(1)	$50,930	$1,268	$7,463	$2,264	$39,935
Short-term debt(2)	37,802	37,802	—	—	—
Capital lease obligations	—	—	—	—	—
Operating lease obligations(2)	5,771	581	1,019	752	3,419
Purchase obligations(3)	590	590	—	—	—
Other long-term liabilities reflected on the registrant’s balance sheet under GAAP(2)	—	—	—	—	—

Total	$95,093	$40,241	$8,482	$3,016	$43,354

(1)	Includes interest payments related to long-term debt agreements.

(2)	Excludes recurring accounts payable, accrued expenses and other liabilities and customer deposits, all of which are recorded on the registrant’s balance sheet. See Note 5 of “Notes to Consolidated Financial Statements”. Excludes operating lease payments for new leases acquired in February 2006 for the new Kellogg and Fruitland branches. Total annual payments under the lease agreements will be $43,200 annually through 2007.

(3)	The Company has entered into two purchase agreements for purchase of land in Sandpoint, Idaho for the development of the planned Financial and Technology center. The agreements are for land in the amount of $395,000 and $195,000 and will settle in February 2006. In February 2006, the Company purchased land in relation to the planned Sandpoint Financial and Technical Center, the purchase price was $1.2 million and is excluded from this schedule.

Inflation
      Substantially all of the assets and liabilities of the Company are monetary. Therefore, inflation has a less significant impact on the Company than does fluctuation in market interest rates. Inflation can lead to accelerated growth in noninterest expenses and may be a contributor to interest rate changes, both of which impacts net earnings. During the last two years, inflation, as measured by the Consumer Price Index, has not increased significantly. The effects of inflation have not had a material impact on the Company.

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
      Management believes the allowance for loan losses was adequate at December 31, 2005. While management uses available information to provide for loan losses, the ultimate collectibility of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions and other relevant factors. A slowdown in economic activity could adversely affect cash flows for both commercial and individual borrowers, as a result of which the Company could experience increases in nonperforming assets, delinquencies and losses on loans.
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
      Management evaluates investment securities for other than temporary declines in fair value on a periodic basis. If the fair value of investment securities falls below their amortized cost and the decline is deemed to be other than temporary, the securities will be written down to current market value and the write down will be deducted from earnings. There were no investment securities which management identified to be other-than-temporarily impaired for the year ended December 31, 2005. Charges to income could occur in future periods due to a change in management’s intent to hold the investments to maturity, a change in management’s assessment of credit risk, or a change in regulatory or accounting requirements.
      Goodwill and Other Intangible Assets. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible elements in the business acquired. The Company’s goodwill relates to value inherent in the banking business and the value is dependent upon the Company’s ability to provide quality, cost-effective services in a competitive market place. As such, goodwill value is supported ultimately by revenue that is driven by the volume of business transacted. A decline in earnings as a result of a lack of growth or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill that could adversely impact earnings in future periods. Goodwill is not amortized, but is subjected to impairment analysis periodically. No impairment was considered necessary during the year ended December 31, 2005. However, future events could cause management to conclude that the Company’s goodwill is impaired, which would result in the Company recording an impairment loss. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.

      Other intangible assets consisting of core-deposit intangibles with definite lives are amortized over the estimated life of the acquired depositor relationships. These intangible assets are also subject to impairment analysis. No impairment was considered necessary during the year ended December 31, 2005.
      Real Estate Owned (REO). Property acquired through foreclosure of defaulted mortgage loans is carried at the lower of cost or fair value less estimated costs to sell. Development and improvement costs relating to the property are capitalized to the extent they are deemed to be recoverable.
      An allowance for losses on REO is designed to include amounts for estimated losses as a result of impairment in value of the real property after repossession. The Company reviews its REO for impairment in value whenever events or circumstances indicate that the carrying value of the property may not be recoverable. In performing the review, if expected future undiscounted cash flows from the use of the property or the fair value, less selling costs, from the disposition of the property are less than its carrying value, an adjustment is recorded to reflect the net realizable value. As a result of changes in the real estate markets in which these properties are located, it is reasonably possible that the carrying values could be reduced in the near term.

Recent Accounting Pronouncements
      SFAS No. 123 (revised 2004) (“SFAS 123R”), “Share-Based Payment”. In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004). SFAS 123R replaces SFAS No. 123 “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”. SFAS 123R requires that the Company recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees over the period during which an employee is required to provide service in exchange for the award, which will often be the vesting period. SFAS 123R sets accounting requirements for the “share-based” compensation to employees, including employee-stock purchase plans. Awards to most non-employee directors will be accounted for as employee awards. SFAS 123R is effective for Intermountain as of January 1, 2006. The Company believes the adoption of SFAS 123R will not have a material impact to the Company and estimates the 2006 pre-tax gross compensation expense to be $189,000. Additionally, upon adoption of SFAS 123R, the Company will reclassify stock based compensation of approximately $1.3 million from liabilities to stockholders’ equity.
      In November 2005, FASB Staff Position (“FSP”) No. 115-1 “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” was released. This FSP addresses when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. This FSP is effective for reporting periods beginning after December 15, 2005, with early application permitted.

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
      The Company views any asset or liability which matures, or is subject to repricing within one year to be interest sensitive even though an analysis is performed for all other time intervals as well. The difference between interest-sensitive assets and interest sensitive liabilities for a defined period of time is known as the interest sensitivity “gap”, and may be either positive or negative. When the gap is positive, interest sensitive assets reprice quicker than interest sensitive liabilities. When negative, the reverse occurs. Non-interest assets and liabilities have been positioned based on management’s evaluation of the general sensitivity of these balances to migrate into rate-sensitive products. This analysis provides a general measure of interest rate risk but does not address complexities such as prepayment risk, basis risk and the Bank’s customer response to interest rate changes.
      Currently, the Company’s one year interest sensitive gap is negative $62.1 million, or negative 25.7% of total earning assets. This means, if interest rates were to change and affect assets and liabilities equally, rising rates would decrease the Bank’s net interest income. The reverse is true when rates fall. The primary cause for the negative gap is the large block of deposits with no stated maturity, including NOW, money market and savings accounts that may reprice within three months. However, changes in rates offered on these types of deposits tend to lag changes in market interest rates, thereby potentially reducing or eliminating the impact of the negative gap position. The current gap position falls within the risk tolerance levels established by the Company’s Board.
      The Asset/ Liability Management Committee of the Company also periodically reviews the results of a detailed and dynamic simulation model to quantify the estimated exposure of net interest income (NII) and the estimated economic value of the company to changes in interest rates. The simulation model, which has been compared to and validated with an independent third-party model, illustrates the estimated impact of changing interest rates on the interest income received and interest expense paid on all interest bearing assets and liabilities reflected on the Company’s statement of financial condition. This interest sensitivity analysis is compared to policy limits for risk tolerance levels of net interest income exposure over a one-year time horizon, assuming a projection of balance sheet growth, given a 300 and 100 basis point movement in interest rates. Trends in out-of-tolerance conditions are then addressed by the committee, resulting in the implementation of strategic management intervention designed to bring interest rate risk within policy targets. A parallel shift in interest rates over a one-year period is assumed as a benchmark, with reasonable assumptions made regarding the timing and extent to which each interest-bearing asset and liability responds to the changes in market rates. The original assumptions were made based on industry averages and the company’s own experience, and have been modified based on the company’s continuing analysis of its actual versus expected performance, and after consultations with an outside expert. The following table represents the estimated sensitivity of the Company’s net interest income as of December 31, 2005 and 2004 compared to the established policy limits. The model results for both years generally fell within the risk tolerance guidelines established by the committee, with the exception of the +300 basis point scenario in 2005 and the — 300 basis point scenario in 2004. In these situations, the results exceeded guidelines by a small amount and the scenarios are not considered very likely to occur. The following table represents the estimated sensitivity of the Company’s net interest income as of December 31, 2005 and 2004 compared to the established policy limits:

12 Month Cumulative % effect on NII	Policy Limit %	12-31-05	12-31-04

+100bp	+3.0 to -3.0	2.12	-2.91
+300bp	+8.0 to -8.0	8.73	0.92
-100bp	+3.0 to -3.0	-1.38	-2.14
-300bp	+8.0 to -8.0	-7.27	-9.54

      The following table displays the Bank’s balance sheet based on the repricing schedule of 3 months, 3 months to 1 year, 1 year to 5 years and over 5 years.
Asset/ Liability Maturity Repricing Schedule
December 31, 2005

		After Three	After One
		Months	Year but
	Within Three	but Within	Within Five	After Five
	Months	One Year	Years	Years	Total

	(Dollars in thousands)
Loans receivable and held for sale	$328,466	$54,726	$154,227	$32,994	$570,413
Securities	2,592	7,569	75,128	5,307	90,596
Federal funds sold	11,080	—	—	—	11,080
Time certificates and interest cash	250	—	—	—	250

Total earning assets	$342,388	$62,295	$229,355	$38,301	$672,339
Allowance for loan losses	(5,670)	(607)	(1,908)	(332)	(8,517)

Total earning assets, net	336,718	61,688	227,447	37,969	663,822

Interest bearing demand deposits(1)	$216,034	$—	$—	$—	$216,034
Savings deposits and IRA(1)	62,653	3,913	6,975	222	73,763
Time deposits	41,097	81,394	52,726	65	175,282

Total deposits	$319,784	$85,307	$59,701	$287	$465,079
Repurchase agreements	37,799	—	—	—	37,799
FHLB advances	—	—	5,000	—	5,000
Other borrowed funds	8,248	—	8,279	—	16,527

Total interest-bearing liabilities	$365,831	$85,307	$72,980	$287	$524,405

Net interest rate sensitivity gap	$(29,113)	$(23,619)	$154,467	$37,682	$139,417
Cumulative gap	$(29,113)	$(52,732)	$101,735	$139,417	—

(1)	Includes deposits with no stated maturity.

      The following table displays expected maturity information and corresponding interest rates for all interest-sensitive assets and liabilities at December 31, 2005.
Expected Maturity Date at December 31, 2005

	2006	2007-08	2009-10	Thereafter	Total

	(Dollars in thousands)
Interest-sensitive assets:
Commercial loans	$191,760	$93,494	$48,160	$91,591	$425,005
Average interest rate	8.17%	8.06%	7.97%	7.27%
Residential loans(1)	41,106	23,897	10,459	32,092	107,554
Average interest rate	7.94%	8.03%	8.15%	7.54%
Consumer loans	4,760	11,913	8,852	3,584	29,109
Average interest rate	7.47%	8.25%	8.21%	7.52%
Municipal loans	47	779	194	1,836	2,856
Average interest rate	4.06%	4.06%	5.21%	5.33%
Securities	7,543	35,170	34,769	13,114	90,596
Average interest rate	3.03%	2.65%	3.80%	4.32%
Federal funds sold	11,080	—	—	—	11,080
Average interest rate	4.00%	0.00%	0.00%	0.00%
Certificates and interest bearing cash	250	—	—	—	250
Average interest rate	3.90%	0.00%	0.00%	0.00%

Total interest-sensitive assets	$256,546	$165,253	$102,434	$142,217	$666,450

Deposits:
Savings deposits and IRA	$66,566	$4,069	$2,906	$222	$73,763
Average interest rate	0.80%	3.54%	4.01%	5.73%
Money market and NOW	216,034	—	—	—	216,034
Average interest rate	1.50%	0.00%	0.00%	0.00%
Time certificates	122,491	44,015	8,711	65	175,282
Average interest rate	3.26%	3.82%	4.15%	2.02%
Repurchase agreements	37,799	—	—	—	37,799
Average interest rate	3.60%	0.00%	0.00%	0.00%
Other borrowed funds	—	5,000	—	16,527	21,527
Average interest rate	0.00%	2.71%	0.00%	6.81%

Total interest-sensitive liabilities	$442,890	$53,084	$11,617	$16,814	$524,405

(1)	Includes loans held for sale.
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
      The required information is contained on pages F-1 through F-36 of this Form 10-K.

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
Changes in Internal Control over Financial Reporting
      There are no changes in Intermountain’s internal control over financial reporting that occurred during the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, Intermountain’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION
      None.
PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      In response to this Item, the information set forth in Intermountain’s Proxy Statement dated March 30, 2006 under the headings “Information with Respect to Nominees and Other Directors,” “Meetings and Committees of the Board of Directors,” “Executive Compensation,” and “Security Ownership of Certain Beneficial Owners and Management” and “Compliance with Section 16(a) filing requirements are incorporated herein by reference.
      Information concerning Intermountain’s Audit Committee financial expert is set forth under the caption “Meetings and Committees of the Board of Directors” in Intermountain’s 2006 Proxy Statement and is incorporated herein by reference.
      Intermountain has adopted a Code of Ethics that applies to all Intermountain employees and directors, including Intermountain’s senior financial officers. The Code of Ethics is publicly available on Intermountain’s website at http://www.Intermountainbank.com.

Item 11.	EXECUTIVE COMPENSATION
      In response to this Item, the information set forth in Intermountain’s Proxy Statement dated March 30, 2006 under the heading “Executive Compensation” is incorporated herein.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
      In response to this Item, the information set forth in Intermountain’s Proxy Statement dated March 30, 2006 under the heading “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      In response to this Item, the information set forth in Intermountain’s Proxy Statement dated March 30, 2006 under the heading “Certain Relationships and Related Transactions” is incorporated herein.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
      In response to this Item, the information set forth in Intermountain’s Proxy Statement dated March 30, 2006 under the headings “Ratification of Appointment of Independent Auditors” and “Independent Registered Public Accounting Firm” is incorporated herein.
PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
      (a)(1) Audited Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets at December 31, 2005 and 2004

•	Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003

•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2005, 2004 and 2003

•	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003

•	Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

•	Summary of Accounting Policies

•	Notes to Consolidated Financial Statements
      (a)(2) Financial Statement Schedules have been omitted as they are not applicable or the information is included in the Consolidated Financial Statements
      (b) Exhibits: See “Exhibit Index”

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERMOUNTAIN COMMUNITY BANCORP
(Registrant)

/s/ Curt Hecker

Curt Hecker
President and Chief Executive Officer
March 14, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Curt Hecker Curt Hecker	President and Chief Executive Officer, Principal Executive Officer, Director	March 14, 2006

/s/ John B. Parker John B. Parker	Chairman of the Board, Director	March 14, 2006

/s/ Douglas Wright Douglas Wright	Executive Vice President and Chief Financial Officer, Principal Financial Officer	March 14, 2006

/s/ Terry L. Merwin Terry L. Merwin	Secretary, Director	March 14, 2006

/s/ Charles L. Bauer Charles L. Bauer	Director	March 14, 2006

/s/ James T. Diehl James T. Diehl	Director	March 14, 2006

/s/ Ford Elsaesser Ford Elsaesser	Director	March 14, 2006

/s/ Ronald Jones Ronald Jones	Director	March 14, 2006

/s/ Maggie Y. Lyons Maggie Y. Lyons	Director	March 14, 2006

Signature	Title	Date

/s/ Jim Patrick Jim Patrick	Director	March 14, 2006

/s/ Michael J. Romine Michael J. Romine	Director	March 14, 2006

/s/ Jerrold Smith Jerrold Smith	Executive Vice President and Director	March 14, 2006

/s/ Barbara Strickfaden Barbara Strickfaden	Director	March 14, 2006

/s/ Douglas P. Ward Douglas P. Ward	Director	March 14, 2006

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation(1)

3.2	Amended and Restated Bylaws(2)

4.1	Form of Stock Certificate(3)

10.1	Second Amended and Restated 1999 Employee Stock Option and Restricted Stock Plan(3)

10.2	1988 Nonqualified Stock Option Plan, as amended(3)

10.3	Form of Employee Option Agreement(3)

10.4	Form of Restricted Stock Purchase Agreement(3)

10.5	1999 Director Stock Option Plan(1)

10.6	Restricted Stock Purchase Agreement(1)

10.7	Form of Nonqualified Stock Option Agreement(3)

10.8	2003 — 2005 Long-Term Incentive Plan, as amended(4)

10.9	2004 Executive Incentive Plan(3)

10.10	Stock Purchase Agreement for Douglas Wright dated January 6, 2003(3)

10.11	Stock Purchase Agreement for Jerrold Smith dated January 6, 2003(3)

10.12	Stock Purchase Agreement for John Nagel dated February 12, 2003(3)

10.13	Form of Stock Purchase Bonus Agreement(3)

10.14	Employment Agreement with Curt Hecker dated December 17, 2003, as amended March 24, 2004, and March 4, 2005(4)

10.15	Curt Hecker Tax Payment Bonus Plan dated December 1, 2000(3)

10.16	Form of Curt Hecker Salary Continuation and Split Dollar Agreement dated January 1, 2002(3)

10.17	Employment Agreement with Jerry Smith dated December 17, 2003, as amended March 24, 2004, and March 4, 2005(3)

10.18	Form of Jerry Smith Salary Continuation and Split Dollar Agreement dated January 1, 2002(3)

10.19	Executive Severance Agreement with Douglas Wright dated December 17, 2003, as amended March 4, 2005(4)

10.20	Executive Severance Agreement with John Nagel dated December 17, 2003, as amended March 24, 2004, and March 4, 2005(4)

10.21	Employment Agreement between Panhandle State Bank and Pamela Rasmussen, amended and restated as of November 9, 2004(5)
21	Subsidiaries of the Registrant

(1) Panhandle State Bank, an Idaho state-chartered bank

(2) Intermountain Statutory Trust I, a Connecticut statutory trust

(3) Intermountain Statutory Trust II, a Delaware statutory trust

23	Consent of BDO Seidman, LLP

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed September 8, 2004

(3)	Incorporated by reference to the Registrant’s Form 10, as amended on July 1, 2004

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year end December 31, 2004

(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Intermountain Community Bancorp
Sandpoint, Idaho
      We have audited the accompanying consolidated balance sheets of Intermountain Community Bancorp and Subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intermountain Community Bancorp and Subsidiary as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

BDO Seidman, LLP
Spokane, Washington
February 17, 2006

INTERMOUNTAIN COMMUNITY BANCORP
CONSOLIDATED BALANCE SHEETS

	December 31,

	2005	2004

	(Dollars in thousands,
	except per share data)
ASSETS
Cash and cash equivalents:
Interest bearing	$250	$104
Non-interest bearing and vault	23,625	14,098
Restricted	774	1,634
Federal funds sold	11,080	8,330
Interest bearing certificates of deposit	—	100
Available-for-sale securities, at fair value	83,847	102,758
Held-to-maturity securities, at amortized cost	6,749	5,409
Federal Home Loan Bank of Seattle stock, at cost	1,774	1,210
Loans held for sale	5,889	5,686
Loans receivable, net	555,036	418,660
Accrued interest receivable	4,992	3,722
Office properties and equipment, net	15,545	12,941
Bank-owned life insurance	7,095	6,795
Goodwill	11,399	11,399
Other intangibles	1,051	1,238
Prepaid expenses and other assets	4,576	3,596

Total assets	$733,682	$597,680

LIABILITIES
Deposits	$597,519	$500,923
Securities sold subject to repurchase agreements	37,799	20,901
Advances from Federal Home Loan Bank	5,000	5,000
Cashier checks issued and payable	6,104	5,478
Accrued interest payable	1,074	753
Other borrowings	16,527	16,527
Accrued expenses and other liabilities	5,386	3,534

Total liabilities	669,409	553,116

Commitments and contingent liabilities (Notes 14 and 15)

STOCKHOLDERS’ EQUITY
Common stock 24,000,000 and 7,084,000 shares authorized; 6,598,810 and 3,784,180 shares issued and 6,577,290 and 3,784,180 shares outstanding	43,671	30,314
Unearned compensation	(301)	—
Accumulated other comprehensive income (loss), net of tax	(1,337)	(509)
Retained earnings	22,240	14,759

Total stockholders’ equity	64,273	44,564

Total liabilities and stockholders’ equity	$733,682	$597,680

See accompanying summary of accounting policies and notes to consolidated financial statements.

INTERMOUNTAIN COMMUNITY BANCORP
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,

	2005	2004	2003

	(Dollars in thousands,
	except per share amounts)
Interest income:
Loans	$37,897	$22,055	$18,346
Investments	3,751	3,300	2,637

Total interest income	41,648	25,355	20,983

Interest expense:
Deposits	8,250	4,595	4,217
Other borrowings	1,177	953	576
Short-term borrowings	1,290	164	177

Total interest expense	10,717	5,712	4,970

Net interest income	30,931	19,643	16,013
Provision for losses on loans	(2,229)	(1,438)	(955)

Net interest income after provision for losses on loans	28,702	18,205	15,058

Other income:
Fees and service charges	8,165	6,081	5,321
Bank owned life insurance	300	257	273
Net gain (loss) on sale of securities	(43)	49	39
Other income	1,198	810	352

Total other income	9,620	7,197	5,985

Operating expenses:
Salaries and employee benefits	15,356	10,566	8,828
Occupancy expense	3,927	2,852	2,492
Advertising	767	570	480
Fees and service charges	974	1,023	886
Printing, postage and supplies	1,257	869	803
Legal and accounting	1,153	739	520
Other expense	3,098	2,265	1,467

Total operating expenses	26,532	18,884	15,476

Income before income taxes	11,790	6,518	5,567
Income tax provision	4,308	2,172	1,906

Net income	$7,482	$4,346	$3,661

Earnings per share — basic	$1.28	$0.88	$0.77

Earnings per share — diluted	$1.18	$0.80	$0.72

Weighted average shares outstanding — basic	5,849,617	4,950,866	4,735,269

Weighted average shares outstanding — diluted	6,350,259	5,457,713	5,085,905

See accompanying summary of accounting policies and notes to consolidated financial statements.

INTERMOUNTAIN COMMUNITY BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,

	2005	2004	2003

	(Dollars in thousands)
Net income	$7,482	$4,346	$3,661
Other comprehensive income (loss):
Change in unrealized losses on investments, net of reclassification adjustments	(1,362)	(1,290)	(831)
Less deferred income tax benefit	534	506	326

Net other comprehensive loss	(828)	(784)	(505)

Comprehensive income	$6,654	$3,562	$3,156

See accompanying summary of accounting policies and notes to consolidated financial statements.

INTERMOUNTAIN COMMUNITY BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2005, 2004, and 2003

				Accumulated
				Other
	Common Stock		Additional	Comprehensive		Total-
			Paid-In	Income	Retained	Stockholders’
	Shares	Amount	Capital	(Loss)	Earnings	Equity

	(Dollars in thousands, except per share data)
Balance, January 1, 2003	1,429,899	$3,575	$8,920	$780	$10,641	$23,916
Net income	—	—	—	—	3,661	3,661
Common stock issued as compensation	7,732	19	155	—	—	174
Shares issued upon exercise of stock options	19,177	37	170	—	—	207
Net unrealized loss on investments	—	—	—	(505)	—	(505)
Repurchase and cancellation of treasury stock	(15,360)	(39)	—	—	(362)	(401)
Common stock dividend (10%)	143,431	358	3,169	—	(3,527)	—
Fractional share redemption	(146)	—	(3)	—	—	(3)
Tax benefit associated with stock options	—	—	29	—	—	29
Recapitalization	1,580,240	12,440	(12,440)	—	—	—

Balance, December 31, 2003	3,164,973	$16,390	$—	$275	$10,413	$27,078

See accompanying summary of accounting policies and notes to consolidated financial statements.

INTERMOUNTAIN COMMUNITY BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2005, 2004, and 2003

				Accumulated
	Common Stock		Additional	Other		Total
			Paid-In	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity

	(Dollars in thousands, except per share data)
Balance, December 31, 2003	3,164,973	$16,390	$—	$275	$10,413	$27,078
Net income	—	—	—	—	4,346	4,346
Compensation expense related to option grants	—	38	—	—	—	38
Shares issued upon exercise of stock options	116,840	771	—	—	—	771
Net unrealized loss on investments	—	—	—	(784)	—	(784)
Repurchase and cancellation of treasury stock	(2,093)	(47)	—	—	—	(47)
Shares issued for business combination	504,460	13,018	—	—	—	13,018
Tax benefit associated with stock options	—	144	—	—	—	144

Balance, December 31, 2004	3,784,180	$30,314	$—	$(509)	$14,759	$44,564

See accompanying summary of accounting policies and notes to consolidated financial statements.

INTERMOUNTAIN COMMUNITY BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2005, 2004, and 2003

				Unearned	Accumulated
	Common Stock		Additional	Compensation	Other		Total
			Paid-In	Restricted	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Stock	Income (Loss)	Earnings	Equity

	(Dollars in thousands, except per share data)
Balance, December 31, 2004	3,784,180	$30,314	$—	$—	$(509)	$14,759	$44,564
Net income	—	—	—	—	—	7,482	7,482
Compensation expense related to option grants	—	46	—	—	—	—	46
Restricted stock, issued as compensation, net of amortization	21,520	334	—	(301)	—	—	33
Shares issued upon exercise of stock options	172,419	901	—	—	—	—	901
Net unrealized loss on investments	—	—	—	—	(828)	—	(828)
Stock split, three-for-two	1,914,911	—	—	—	—	—	—
Fractional share redemption	(102)	—	—	—	—	(1)	(1)
Common stock issued, net of costs	705,882	11,861	—	—	—	—	11,861
Tax benefit associated with stock options	—	215	—	—	—	—	215

Balance, December 31, 2005	6,598,810	$43,671	$—	$(301)	$(1,337)	$22,240	$64,273

See accompanying summary of accounting policies and notes to consolidated financial statements.

INTERMOUNTAIN COMMUNITY BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2005	2004	2003

	(Dollars in thousands)
Cash flows from operating activities:
Net income	$7,482	$4,346	$3,661
Adjustments to reconcile net income to net cash provided by operating activities:
Compensation expense related to stock and option grants	46	38	174
Depreciation	1,697	1,362	1,225
Net amortization of premiums on securities	163	545	695
Stock dividends on Federal Home Loan Bank of Seattle stock	—	(26)	(140)
Provisions for losses on loans	2,229	1,438	955
Amortization of core deposit intangibles	186	94	65
Amortization of unearned compensation- restricted stock	33	—	—
Net accretion of loan discount	(146)	(155)	(208)
(Gain) Loss on sale of loans, investments, property and equipment	64	(52)	(39)
Gain on sale of real estate owned	(79)	(30)	—
Deferred income tax benefit	(832)	(301)	(306)
Increase in cash surrender value of bank-owned life insurance	(300)	(257)	(273)
Change in (net of acquisition of business):
Loans held for sale	(203)	(1,621)	2,033
Accrued interest receivable	(1,270)	(477)	(410)
Prepaid expenses and other assets	(455)	69	(180)
Accrued interest payable	321	325	(101)
Accrued expenses and other liabilities	2,694	1,283	3,128

Net cash provided by operating activities	11,630	6,581	10,279

Cash flows from investing activities:
Net change in certificates of deposit with other institutions	100	298	792
Purchases of available-for-sale securities	(39,159)	(63,868)	(74,691)
Proceeds from calls, maturities or sales of available-for-sale securities	43,301	26,501	36,548
Principal payments on mortgage-backed securities	13,248	14,399	16,469
Purchases of held-to-maturity securities	(1,929)	(512)	(1,469)
Proceeds from calls or maturities of held-to-maturity securities	541	299	1,081
Purchase of Federal Home Loan Bank of Seattle stock	(564)	(433)	—
Net increase in loans receivable	(139,693)	(70,440)	(53,850)
Proceeds from sale of loans receivable	1,278	2,724	—
Net cash and cash equivalents (paid) acquired as part of acquisition	—	(2,013)	14,709
Purchase of office properties and equipment	(4,332)	(3,161)	(2,245)
Proceeds from sales of office properties and equipment	38	80	111
Improvements and other changes in real estate owned	(242)	—	(523)
Proceeds from sale of other real estate owned	1,163	233	166
Investment in affiliate	—	(248)	(249)
Net change in federal funds sold	(2,750)	(2,620)	(2,200)
Net (increase) decrease in restricted cash	860	(639)	1,741

Net cash used in investing activities	(128,140)	(99,400)	(63,610)

See accompanying summary of accounting policies and notes to consolidated financial statements.

INTERMOUNTAIN COMMUNITY BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2005	2004	2003

	(Dollars in thousands)
Cash flows from financing activities:
Net increase in demand, money market and savings deposits	80,024	65,958	32,158
Net increase in certificates of deposit	16,500	20,518	8,455
Net change in federal funds purchased	—	—	—
Proceeds from other borrowings	—	8,248	8,279
Proceeds from Federal Home Loan Bank advances	48,000	—	5,000
Repayments of Federal Home Loan Bank advances	(48,000)	—	—
Net change in repurchase agreements	16,898	1,333	1,185
Proceeds from exercise of stock options	901	771	207
Proceeds from common stock offering, net of expenses	11,861	—	—
Repurchase of treasury stock	—	(47)	(401)
Redemption of fractional shares of common stock	(1)	—	(3)

Net cash provided by financing activities	126,183	96,781	54,880

Net increase in cash and cash equivalents	9,673	3,962	1,549
Cash and cash equivalents, beginning of year	14,202	10,240	8,691

Cash and cash equivalents, end of year	$23,875	$14,202	$10,240

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$10,325	$5,387	$4,183
Income taxes	$4,468	$2,410	$1,930
Noncash investing and financing activities:
Common stock dividends	$—	$—	$3,527
Cancellation of treasury stock	$—	$47	$401
Restricted shares issued	$334	$—	$—
Net liabilities assumed from business combination	$—	$—	$16,567
Common stock issued upon business combination	$—	$13,018	$—
See accompanying summary of accounting policies and notes to consolidated financial statements.

INTERMOUNTAIN COMMUNITY BANCORP
SUMMARY OF ACCOUNTING POLICIES
Organization
      Intermountain Community Bancorp (“Intermountain” or “the Company”) is a bank holding company whose principal activity is the ownership and management of its wholly owned subsidiary, Panhandle State Bank (“the Bank”). The Bank is a state chartered commercial bank under the laws of the state of Idaho. At December 31, 2005, the Bank had seven branch offices in northern Idaho, four in southwestern Idaho, two in southcentral Idaho, one branch in eastern Washington and one branch in eastern Oregon operating under the names of Panhandle State Bank, Intermountain Community Bank and Magic Valley Bank.
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
      Restricted cash represents the required reserve balances maintained to comply with Federal Reserve Bank requirements.
Investments
      Intermountain classifies debt and equity investments as follows:

•	Available for Sale. Debt and equity investments that will be held for indefinite periods of time are classified as available for sale and are carried at market value. Market value is determined using published quotes or other indicators of value as of the close of business. Unrealized gains and losses that are considered temporary are reported, net of deferred income taxes, as a component of accumulated other comprehensive income or loss in stockholders’ equity until realized.

•	Federal Home Loan Bank of Seattle Stock. Federal Home Loan Bank (“FHLB”) of Seattle stock may only be redeemed by FHLB Seattle or sold to another member institution at par. Therefore, this investment is carried at cost.

•	Held to Maturity. Investments in debt securities that management has the intent and ability to hold until maturity are classified as held to maturity and are carried at their remaining unpaid principal balance, net of unamortized premiums or unaccreted discounts.
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

INTERMOUNTAIN COMMUNITY BANCORP
SUMMARY OF ACCOUNTING POLICIES — (Continued)
      The Company records a transfer of financial assets as a sale when it surrenders control over those financial assets to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. The Company considers control surrendered when all conditions prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” are met. Those conditions focus on whether the transferred assets are isolated beyond the reach of the Company and its creditors, the constraints on the transferee or beneficial interest holders, and the Company’s rights or obligations to reacquire transferred financial assets.
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

INTERMOUNTAIN COMMUNITY BANCORP
SUMMARY OF ACCOUNTING POLICIES — (Continued)
Other Real Estate Owned
      Properties acquired through, or in lieu of, foreclosure of defaulted real estate loans are carried at the lower of cost or fair value (less estimated costs to sell). Development and improvement costs related to the property are capitalized to the extent they are deemed to be recoverable. Subsequent to foreclosure, management periodically performs valuations and the assets are carried at the lower of carrying amount or fair value less cost to sell. Expenses for maintenance and changes in the valuation are charged to earnings. Other real estate owned is included with prepaid expenses and other assets on the consolidated balance sheet.
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

INTERMOUNTAIN COMMUNITY BANCORP
SUMMARY OF ACCOUNTING POLICIES — (Continued)
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
      If compensation cost for Intermountain’s plans had been determined based on the fair value at the grant dates for awards under the plans, Intermountain’s reported net income and income per share would have been reduced to the pro forma amounts indicated below for the years ended December 31, 2005, 2004, and 2003 (dollars in thousand, except per share amounts). Earnings per share data has been adjusted for the effect of the 3-for-2 stock split effective March 10, 2005.

	Years Ended December 31,

	2005	2004	2003

Reported net income	$7,482	$4,346	$3,661
Add back: Stock-based employee compensation expense, net of related tax effects	48	23	105
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(158)	(144)	(215)

Pro forma net income	$7,372	$4,225	$3,551

Basic earnings per share:
Reported earnings per share	$1.28	$0.88	$0.77
Stock-based employee compensation, fair value	(0.02)	(0.03)	(0.02)

Pro forma earnings per share	$1.26	$0.85	$0.75

Dilutive earnings per share:
Reported earnings per share	$1.18	$0.80	$0.72
Stock-based employee compensation, fair value	(0.02)	(0.03)	(0.02)

Pro forma earnings per share	$1.16	$0.77	$0.70

      The weighted average fair value of options granted during the years ended December 31, 2004 and 2003 was $8.71 and $5.04, respectively. The Company did not issue stock options during 2005. During 2005, the Company issued restricted stock to certain employees. The fair value of the restricted stock granted during 2005 was $334,000.
      The fair value of each option grant in 2004 and 2003 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for option grants:

	2004	2003

Dividend yield	0.0%	0.0%
Expected volatility	45.3%	46.6%
Risk free interest rates	4.5%	4.0%
Expected option lives	5 years	5 years
Estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the

INTERMOUNTAIN COMMUNITY BANCORP
SUMMARY OF ACCOUNTING POLICIES — (Continued)
reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for loan losses, valuation of investments, deferred tax assets and liabilities and valuation and recoverability of goodwill and intangible assets.
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
Reclassifications
      Certain amounts in the 2004 and 2003 financial statements have been reclassified to conform with the current year’s presentation. These reclassifications had no effect on total stockholders’ equity or net income as previously reported.
Recent Accounting Pronouncements
      SFAS No. 123 (revised 2004) (“SFAS 123R”), “Share-Based Payment”. In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004). SFAS 123R replaces SFAS No. 123 “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”. SFAS 123R requires that the Company recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees over the period during which an employee is required to provide service in exchange for the award, which will often be the vesting period. SFAS 123R sets accounting requirements for the “share-based” compensation to employees, including employee-stock purchase plans. Awards to most non-employee directors will be accounted for as employee awards. SFAS 123R is effective for Intermountain as of January 1, 2006. The Company believes the adoption of SFAS 123R will not have a material impact to the Company and estimates the 2006 pre-tax gross compensation expense to be $189,000. Additionally, upon adoption of SFAS 123R, the Company will reclass stock based compensation of approximately $1.3 million from liabilities to stockholders’ equity.
      In November 2005, FASB Staff Position (“FSP”) No. 115-1 “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” was released. This FSP addresses when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. This FSP is effective for reporting periods beginning after December 15, 2005, with early application permitted.

INTERMOUNTAIN COMMUNITY BANCORP
SUMMARY OF ACCOUNTING POLICIES — (Continued)
INTERMOUNTAIN COMMUNITY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Investments
      The amortized cost and fair values of investments are as follows (in thousands):

	Available-for-Sale

		Gross	Gross
		Unrealized	Unrealized	Fair Value/
	Amortized Cost	Gains	Losses	Carrying Value

December 31, 2005
U.S. treasury securities and obligations of U.S. government agencies	$53,271	$—	$(1,475)	$51,796
Mortgage-backed securities	31,469	5	(697)	30,777
State and municipal securities	308	—	(3)	305
Corporate bonds	1,000	—	(31)	969

	$86,048	$5	$(2,206)	$83,847

December 31, 2004
U.S. treasury securities and obligations of U.S. government agencies	$60,853	$134	$(697)	$60,290
Mortgage-backed securities	40,428	38	(310)	40,156
State and municipal securities	314	—	(2)	312
Corporate bonds	2,002	19	(21)	2,000

	$103,597	$191	$(1,030)	$102,758

	Held-to-Maturity

	Carrying
	Value/	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

December 31, 2005
State and municipal securities	$6,749	$11	$(103)	$6,657
December 31, 2004
State and municipal securities	$5,409	$39	$(32)	$5,416
      For the years ended December 31, 2005, 2004, and 2003 gross realized gains on sales of available-for-sale securities were $6,670, $78,551, and $46,390 with gross realized losses amounting to $49,966, $29,735, and $7,309 respectively. Proceeds from sales of available-for-sale securities were $20,266,440, $9,249,969 and $16,468,878 for the years ended December 31, 2005, 2004 and 2003, respectively.
      Securities with a fair value of approximately $62,848,000 and $33,068,000 at December 31, 2005 and 2004, respectively, were pledged to secure public deposits, repurchase agreements and other purposes required and/or permitted by law.

INTERMOUNTAIN COMMUNITY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At December 31, 2005, the amortized cost and fair value of available-for-sale and held-to-maturity debt securities, by contractual maturity, follows (in thousands):

	Available-for-Sale		Held-to-Maturity

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

One year or less	$7,009	$6,980	$495	$497
After one year through five years	47,367	45,888	3,683	3,615
After five years through ten years	103	101	869	859
After ten years	101	101	1,702	1,686

	54,580	53,070	6,749	6,657
Mortgage-backed securities	31,468	30,777	—	—

	$86,048	$83,847	$6,749	$6,657

      Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
      The following table summarizes the duration of Intermountain’s unrealized losses on available-for-sale and held-to-maturity securities as of the dates indicated (in thousands).

	Less Than 12 Months		12 Months or Longer		Total

		Unrealized		Unrealized		Unrealized
December 31, 2005	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. treasury securities and obligations of U.S. government agencies	$7,698	$50	$44,098	$1,425	$51,796	$1,475
Corporate bonds	—	—	969	31	969	31
State and municipal securities	3,208	58	1,758	48	4,966	106
Mortgage-backed securities	7,871	138	22,046	559	29,917	697

Total	$18,777	$246	$68,871	$2,063	$87,648	$2,309

	Less Than 12 Months		12 Months or Longer		Total

		Unrealized		Unrealized		Unrealized
December 31, 2004	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. treasury securities and obligations of U.S. government agencies	$45,501	$631	$4,876	$66	$50,377	$697
Corporate bonds	—	—	979	21	979	21
State and municipal securities	2,350	16	580	17	2,930	33
Mortgage-backed securities	19,870	186	13,084	125	32,954	311

Total	$67,721	$833	$19,519	$229	$87,240	$1,062

INTERMOUNTAIN COMMUNITY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Intermountain’s investment portfolios are managed to provide and maintain liquidity; to maintain a balance of high quality, diversified investments to minimize risk; to provide collateral for pledging; and to maximize returns. Management believes that all unrealized losses as of December 31, 2005 and 2004 to be market driven, with no permanent sector or issuer credit concerns or impairments. The Company has the ability to retain these securities until recovery of loss occurs. It is management’s expectation to hold securities until recovery or consider market conditions for potential sale.

2.	Loans Receivable
      The components of loans receivable are as follows (in thousands):

	December 31,

	2005	2004

Commercial	$425,005	$304,783
Residential	107,554	94,170
Consumer	29,109	24,245
Municipal	2,856	2,598

Total loans receivable	564,524	425,796
Allowance for loan losses	(8,517)	(6,902)
Deferred loan fees, net of direct origination costs	(971)	(234)

Loans receivable, net	$555,036	$418,660

Weighted average interest rate	7.90%	6.81%

      An analysis of the changes in the allowance for losses on loans is as follows (in thousands):

	Years Ended December 31,

	2005	2004	2003

Allowance for loan losses, beginning of year	$6,902	$5,118	$3,259
Acquired reserve from business combination	—	1,108	1,624
Loans charged off	(792)	(743)	(1,117)
Recoveries	274	194	397
Allowance related to loan sales	(96)	(213)	—
Provision for losses on loans	2,229	1,438	955

Allowance for loan losses, end of year	$8,517	$6,902	$5,118

      Loans that are not performing in accordance with their original contractual terms at December 31, 2005 and 2004 were approximately $1,263,000 and $1,526,000, respectively. The total allowance for losses related to these loans at December 31, 2005 and 2004 was $383,000 and $413,000, respectively.
      For loans on nonaccrual status, interest income of approximately $8,000, $10,000, and $3,000 was recorded for the years ended December 31, 2005, 2004, and 2003, respectively. If these nonaccrual loans had performed in accordance with their original contract terms, additional income of approximately $95,000, $55,000, and $7,000 would have been recorded for the years ended December 31, 2005, 2004, and 2003, respectively.

INTERMOUNTAIN COMMUNITY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At December 31, 2005, the contractual principal payments due on outstanding loans receivable are shown below (in thousands). Actual payments may differ from expected payments because borrowers have the right to prepay loans, with or without prepayment penalties.

Year Ending December 31,	Amount

2006	$237,673
2007	64,227
2008	65,856
2009	32,187
2010	35,478
Thereafter	129,103

$564,524

3.	Office Properties and Equipment
      The components of office properties and equipment as of December 31, 2005 and 2004, are as follows (in thousands):

	December 31,

	2005	2004

Land	$2,525	$2,525
Buildings and improvements	10,433	7,228
Construction in progress	155	1,231
Furniture and equipment	9,941	8,054

	23,054	19,038
Less accumulated depreciation	(7,509)	(6,097)

	$15,545	$12,941

      The construction in progress balance at December 31, 2005 is related to the planned building of a new branch in Twin Falls and the anticipated building of the new Sandpoint Financial and Technical Center. The Company anticipates the Twin Falls branch will cost approximately $832,000 to complete and furnish the building, which is scheduled to be completed in mid 2006. The Twin Falls branch will be built on land already owned by the Company. The Company is in the preliminary stages of planning the Sandpoint Financial and Technical Center with construction estimated to begin in August 2006 and estimates the cost to range between $12-14.0 million. Depreciation expense for the years ended December 31, 2005, 2004, and 2003 was approximately $1,697,000, $1,362,000 and $1,225,000 respectively.

4.	Goodwill and Other Intangible Assets
      Intermountain has goodwill and core deposit intangible assets, which were recorded in connection with business combinations (see Note 21). The value of the core deposit intangibles is amortized over the estimated life of the depositor relationships, currently ten years. At December 31, 2005 and 2004, the net carrying value of core deposit intangibles was approximately $1,051,000 and $1,238,000 respectively. Accumulated amortization at December 31, 2005 and 2004 was approximately $345,000 and $159,000, respectively. Amortization expense related to core deposit intangibles for the years ended December 31, 2005,

INTERMOUNTAIN COMMUNITY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2004 and 2003 was approximately $186,000, $94,000 and $65,000, respectively. Intangible amortization for each of the next five years is estimated to be as follows (in thousands):

Year Ending December 31,	Amount

2006	$171
2007	158
2008	147
2009	137
2010	129

$742

      The changes in carrying value of goodwill for the years ended December 31, 2005 and 2004 are as follows (in thousands):

Amount

Balance as of January 1, 2004	$1,150
Goodwill acquired during the year	10,249

Balance as of December 31, 2004	11,399
Goodwill acquired during the year	—

Balance as of December 31, 2005	$11,399

      The Company evaluates its goodwill for impairment at least annually. There was no impairment in 2005 and 2004.

5.	Deposits
      The components of deposits and applicable yields as of December 31, 2005 and 2004, are as follows (in thousands):

	December 31,

	2005	2004

Demand	$132,440	$109,627
NOW and money market 0.0% to 4.80%	216,034	171,473
Savings and IRA 0.00% to 6.35%	73,763	61,113

	422,237	342,213
Certificate of deposit accounts:
Up to 1.99%	5,098	56,798
2.00% to 2.99%	40,530	55,378
3.00% to 3.99%	98,358	13,977
4.00% to 4.99%	30,601	4,965
5.00% to 5.99%	695	17,043
6.00% to 6.99%	—	9,549
7.00% and over	—	1,000

	175,282	158,710

Total deposits	$597,519	$500,923

INTERMOUNTAIN COMMUNITY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The weighted average interest rate paid on certificate of deposit accounts was 3.45% and 2.85% at December 31, 2005 and 2004, respectively.
      At December 31, 2005, the scheduled maturities of certificate of deposit accounts are as follows (in thousands):

	Weighted Average
Year Ending December 31,	Interest Rate	Amounts

2006	3.26%	$122,491
2007	3.86%	39,917
2008	3.43%	4,098
2009	3.75%	2,735
2010	4.33%	5,976
Thereafter	5.88%	65

		$175,282

      At December 31, 2005, the remaining maturities of certificate of deposit accounts with a minimum balance of $100,000 were as follows (in thousands):

Amounts

Less than three months	$24,043
Three to six months	11,937
Six to twelve months	24,958
Over twelve months	27,467

$88,405

      The components of interest expense associated with deposits are as follows (in thousands):

	Years Ended December 31,

	2005	2004	2032

NOW and money market accounts	$2,129	$772	$867
Savings and IRA accounts	690	393	425
Certificate of deposit accounts	5,431	3,430	2,925

	$8,250	$4,595	$4,217

6.	Securities Sold Subject To Repurchase Agreements
      Securities sold under agreements to repurchase, which are classified as secured borrowings, generally are short-term agreements. These agreements are treated as financing transactions and the obligations to repurchase securities sold are reflected as a liability in the consolidated financial statements. The dollar amount of securities underlying the agreements remains in the applicable asset account. These agreements have a weighted average interest rate of 3.60% and 1.75% at December 31, 2005 and 2004, respectively. All repurchase agreements mature on a daily basis. At December 31, 2005 and 2004, the Company pledged as collateral, investments and mortgaged backed securities with aggregate amortized costs of $37.9 million and $20.3 million, respectively. These investments and mortgaged backed securities had market values of $37.1 million and $20.2 million at December 31, 2005 and 2004, respectively.

INTERMOUNTAIN COMMUNITY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Advances From Federal Home Loan Bank
      During June of 2003 the Bank obtained an advance from the Federal Home Loan Bank of Seattle (FHLB Seattle) in the amount of $5,000,000. The note is due in 2008 with interest only payable monthly at 2.71%.
      Advances from FHLB Seattle are collateralized by certain qualifying loans with a carrying value of approximately $5,000,000 at December 31, 2005. The Bank’s credit line with FHLB Seattle is limited to a percentage of its total regulatory assets subject to collateralization requirements. At December 31, 2005, Intermountain had the ability to borrow an additional $10,175,000 from FHLB Seattle. Intermountain would be able to borrow additional amounts from the FHLB Seattle with the placement of additional available collateral.

8.	Other Borrowings
      In January 2003, the Company issued $8.0 million of Trust Preferred securities through its subsidiary, Intermountain Statutory Trust I. The debt associated with these securities bears interest at 6.75%, interest only is paid quarterly starting in June 2003. The debt is callable by the Company in March 2008 and matures in March 2033.
      In March 2004, the Company issued $8.0 million of Trust Preferred securities through its subsidiary, Intermountain Statutory Trust II. The debt is callable by the Company after five years, bears interest on a variable basis tied to the 90 day LIBOR (London Inter-Bank Offering Rate) index plus 2.8% and matures in April 2034. The rate on this borrowing was 6.95% at December 31, 2005.
      Overnight-unsecured borrowing lines have been established at US Bank, Wells Fargo, the Federal Home Loan Bank of Seattle and with the Federal Reserve Bank of San Francisco. At December 31, 2005, the Company had approximately $30.0 million of overnight funding available and no fed funds sold. In addition, $2 to $5 million in funding is available on a semiannual basis from the State of Idaho in the form of negotiated certificates of deposit.
      In January 2006, the Company entered into an additional borrowing agreement with US Bank in the amount of $5.0 million. The borrowing agreement is a revolving line of credit with a variable rate of interest tied to LIBOR.

9.	Income Taxes
      The tax effects of the principal temporary differences giving rise to deferred tax assets and liabilities as of December 31, 2005 and 2004 were as follows (in thousands):

	2005		2004

	Assets	Liabilities	Assets	Liabilities

Allowance for losses on loans	$2,527	$—	$1,953	$—
Investments	864	—	330	—
FHLB stock	—	(72)	—	(71)
Office properties and equipment	—	(557)	—	(568)
Deferred compensation	653	—	421	—
Core deposit intangible	—	(220)	—	(247)
Other	—	(13)	—	(4)

Total deferred income taxes	$4,044	$(862)	$2,704	$(890)

INTERMOUNTAIN COMMUNITY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A valuation allowance against deferred tax assets has not been established as it is more likely than not that these assets will be realized through the refund of prior years taxes or the generation of future taxable income. Net deferred tax assets of approximately $3,182,000 and $1,814,000, as of December 31, 2005 and 2004, respectively, are included in prepaid expenses and other assets on the consolidated balance sheets.
      The components of Intermountain’s income tax provision are as follows (in thousands):

	Year Ended December 31,

	2005	2004	2003

Current income taxes:
Federal	$4,307	$2,095	$1,919
State	833	378	293

	5,140	2,473	2,212
Deferred tax benefit	(832)	(301)	(306)

	$4,308	$2,172	$1,906

      A reconciliation of the income tax provision and the amount of income taxes computed by applying the statutory federal corporate income tax rate to income before income taxes for the years ended December 31, 2005, 2004 and 2003, is as follows (in thousands):

	2005		2004		2003

	Amount	%	Amount	%	Amount	%

Income tax provision at federal statutory rate	$4,009	34.0%	$2,216	34.0%	$1,893	34.0%
Tax effect of:
State taxes (net of federal tax benefit)	444	3.8%	209	3.2%	156	2.8%
Tax exempt income and other, net	(145)	(1.3)%	(253)	(3.9)%	(143)	(2.6)%

	$4,308	36.5%	$2,172	33.3%	$1,906	34.2%

10.	Stock Options
      On August 18, 1999, the shareholders of Intermountain approved two stock option plans, one for certain key employees of the Bank (the 1999 Employee Stock Option Plan) and another for the Directors of Intermountain (the Director Stock Option Plan). The 1999 Employee Stock Option Plan replaced a 10-year plan that expired in February 1998. Options for a total of 262,479 shares were granted under the 1988 Employee Stock Option Plan and 9,145 remain outstanding as of December 31, 2005.
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
      At a shareholder meeting held on December 17, 2003, an amendment to increase the number of shares allocated to the 1999 Employee Stock Option Plan to 582,200 was approved subject to a 2-for-1 stock split which was effective December 29, 2003. Under the amended 1999 Employee Stock Option Plan, 185,843 options remain available for grant as of December 31, 2005.
      The Directors Stock Option Plan was adopted to provide incentives to Directors of Intermountain thereby helping to attract and retain the best available individuals for positions as directors of the corporation. The

INTERMOUNTAIN COMMUNITY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
plan provides for a total of 146,410 common stock options at a price not less than the greater of (1) the fair market value of the common stock or (2) the net book value of the common stock at the time of the grant. These options vest over a five-year term and expire in 10 years. At December 31, 2005, 54,948 options remain available for grant under this Plan.
      During 2005, the Company granted restricted stock to its directors and employees from the 1999 Director Option Plan and the 1999 Employee Stock Option Plan. These restricted stock grants vest evenly over a five-year period. The Company did not grant stock options during 2005.
      Stock option transactions for all of the above described plans are summarized as follows:

		Weighted
	Number of	Average	Exercise Price
	Shares	Exercise Price	Per Share

Balance, December 31, 2002	837,776	$4.60	$1.48 - 5.83
Options granted	109,167	6.76	5.64 - 9.67
Options exercised	(54,581)	3.79	1.48 - 5.83
Options forfeited and canceled	(28,419)	3.67	2.41 - 6.67

Balance, December 31, 2003	863,943	4.95	1.49 - 9.67
Options from acquisition	39,795	6.24	5.72 - 7.17
Options granted	79,872	12.85	5.80 - 15.97
Options exercised	(175,260)	4.40	1.49 - 7.17
Options forfeited and canceled	(4,773)	9.61	5.03 - 15.67

Balance, December 31, 2004	803,577	5.90	1.89 - 15.97
Options granted	—	—	—
Options exercised	(197,118)	4.73	1.88 - 15.97
Options forfeited and canceled	(29,517)	7.82	4.50 - 15.97

Balance, December 31, 2005	576,942	$6.26	$3.24 - 15.97

      The following table presents information about the options as of December 31, 2005:

	Total Outstanding			Exercisable

		Weighted	Weighted		Weighted
	Number	Average	Average		Average
	of	Exercise	Remaining	Number	Exercise
Range of Exercise Price	Shares	Price	Life (Years)	of Shares	Price

$ 3.24 - $ 3.99	44,617	$3.34	3.3	44,617	$3.34
$ 4.00 - $ 4.75	75,764	4.58	5.1	58,928	4.57
$ 4.75 - $ 5.50	266,570	5.32	3.4	259,310	5.33
$ 5.50 - $ 6.25	52,364	5.77	6.1	25,604	5.73
$ 6.25 - $ 7.00	71,258	6.66	6.7	36,172	6.66
$ 7.00 - $ 7.75	13,128	7.39	6.9	5,722	7.37
$ 9.60 - $10.43	1,500	9.67	7.7	600	9.67
$14.65 - $15.43	7,200	14.96	8.2	1,700	14.94
$15.43 - $16.19	44,541	15.72	8.4	8,779	15.72

	576,942	$6.26	5.0	441,432	$5.44

INTERMOUNTAIN COMMUNITY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The exercisable options outstanding at December 31, 2005 and 2004 were 441,432 and 573,385, respectively. The weighted average exercise prices for the same periods were $5.44 and $4.97, respectively. The number of shares and exercise prices have been adjusted for the 3-for-2 stock split effective March 10, 2005.
      In addition to the stock options above, restricted stock awards were granted in 2005 to certain employees totaling 21,520 shares at an average price of $16.03 per share, representing the closing price of the shares at grant date. The restricted stock vests evenly over five years. The Company recorded the grant as unearned compensation in 2005 and recorded compensation expense of approximately $33,000 related to these grants during the year ended December 31, 2005.

11.	Earnings per Share
      The following table (dollars in thousands, except per share amounts) presents a reconciliation of the numerators and denominators used in the basic and diluted earnings per share computations for the years ended December 31 2005, 2004, and 2003. Weighted average shares outstanding have been adjusted for the 3-for-2 stock split effective March 2005.

	Years Ended December 31,

	2005	2004	2003

Numerator:
Net income — basic and diluted	$7,482	$4,346	$3,661
Denominator:
Weighted average shares outstanding — basic	5,849,617	4,950,866	4,735,269
Dilutive effect of common stock options, restricted stock and awards	500,642	506,847	350,636

Weighted average shares outstanding — diluted	6,350,259	5,457,713	5,085,905

Earnings per share — basic and diluted:
Earnings per share — basic	$1.28	$0.88	$0.77
Effect of dilutive common stock options, restricted stock and awards	(0.10)	(0.08)	(0.05)

Earnings per share — diluted	$1.18	$0.80	$0.72

      At December 31, 2005, 2004 and 2003 there were approximately 0, 4,797 and 1,500 shares outstanding respectively, which were not included in the dilutive calculations above as they were anti-dilutive. For the year ended December 31, 2005, 78,000 performance stock awards have been included in the dilutive shares, which estimates the number of shares to be issued under the Company’s incentive plans.

12.	Stockholders’ Equity
      Effective December 1, 2005, Intermountain completed a $12.0 million common stock offering, issued 705,882 shares of common stock and added $11.9 million to stockholders equity.
      On April 30, 2005, at the annual meeting of shareholders of Intermountain Community Bancorp, shareholders approved increasing the number of authorized common shares of stock from 7,084,000 to 24,000,000.
      As of February 24, 2005, the Board of Directors approved a 3-for-2 stock split which was effective March 10, 2005. Intermountain issued 1,914,809 common shares, net of fractional shares.

INTERMOUNTAIN COMMUNITY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 2005 and 2004, approximately $7.5 million and $4.3 million of retained earnings were available for dividend declaration without prior regulatory approval.
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
      Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 2005, that the Company and the Bank meet all capital adequacy requirements to which it is subject.

INTERMOUNTAIN COMMUNITY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of December 31, 2005, the most recent notification from the Federal Deposit Insurance Corporation (“FDIC”) and the State of Idaho Department of Finance categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Company’s or the Bank’s category.
      The following table sets forth the amounts and ratios regarding actual and minimum core Tier 1 risk-based and total risk-based capital requirements, together with the amounts and ratios required in order to meet the definition of a “well-capitalized” institution (in thousands).

			Capital		Well-Capitalized
	Actual		Requirements		Requirements

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2005
Total capital (to risk-weighted assets):
The Company	$77,247	11.99%	$51,528	8%	$64,410	10%
Panhandle State Bank	76,056	11.81%	51,528	8%	64,410	10%
Tier I capital (to risk-weighted assets):
The Company	69,190	10.74%	25,764	4%	38,646	6%
Panhandle State Bank	67,999	10.56%	25,764	4%	38,646	6%
Tier I capital (to average assets):
The Company	69,190	9.61%	28,791	4%	35,989	5%
Panhandle State Bank	67,999	9.43%	28,833	4%	36,041	5%
As of December 31, 2004
Total capital (to risk-weighted assets):
The Company	$54,540	11.24%	$38,804	8%	$48,506	10%
Panhandle State Bank	50,243	10.36%	38,767	8%	48,459	10%
Tier I capital (to risk-weighted assets):
The Company	47,460	9.78%	19,402	4%	29,103	6%
Panhandle State Bank	44,169	9.11%	19,384	4%	29,075	6%
Tier I capital (to average assets):
The Company	47,460	8.66%	22,431	4%	27,406	5%
Panhandle State Bank	44,169	8.06%	21,927	4%	27,409	5%

14.	Commitments and Contingent Liabilities
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

INTERMOUNTAIN COMMUNITY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet. The contract amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.
      The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, credit card arrangements, standby letters of credit and financial guarantees written is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.
      The contractual amounts of these financial instruments representing credit risk at December 31, 2005, were as follows (in thousands):

Commitments to extend credit	$166,917
Credit card arrangements	$5,533
Standby letters of credit	$6,130
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
      Intermountain leases office space and equipment. As of December 31, 2005, future minimum payments under all of the Company’s non-cancelable operating leases that have initial terms in excess of one year are due as follows (in thousands):

Year Ending December 31,	Amount

2006	$581
2007	503
2008	516
2009	478
2010	274
Thereafter	3,419

$5,771

      Rent expense under these agreements for the years ended December 31, 2005, 2004, and 2003 totaled approximately $635,000, $447,000, and $356,000, respectively.
      Subsequent to the year ended December 31, 2005, the Company entered into property leases for new branches to be located in Kellogg and Fruitland, Idaho. The Kellogg lease is for land only and has a cost of $2,500 per month and a lease term of one year. The Company plans to place its modular banking unit on the land and operate a full service branch from this unit. The Fruitland branch lease has a cost of $1,100 per month for a lease term of one year. These lease commitments are not included in the above table.

15.	Employee Benefits Plans
      The Company sponsors a 401(k) profit sharing plan covering employees meeting minimum eligibility requirements. Employee contributions are voluntary, and the Company may make elective contributions to match up to 50% of the employee’s contribution up to 8% of eligible compensation. The Company’s contributions to the plan for the years ended December 31, 2005, 2004, and 2003 totaled approximately $310,000, $241,000, and $215,000, respectively.

INTERMOUNTAIN COMMUNITY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During 2003, the Company entered into a split dollar life insurance agreement on behalf of certain key executives. The policies were fully funded at purchase. The Company and the employee’s estate are co-beneficiaries, with each receiving a certain amount upon death of the employee. Also, as a result of the Snake River Bancorp, Inc. acquisition in November 2004, the Company also assumed a split dollar life insurance agreement with Snake River directors and key executives.
      The Company has various compensation plans for employees. Contributions to the plan are at the discretion of the Board of Directors. Deferred compensation expense for the plans described below for the years ended December 31, 2005, 2004, and 2003 was approximately $2,914,000, $2,148,000, and $1,493,000, respectively. These various compensation plans are discussed in detail below.

•	In December 2000, Intermountain executed a deferred compensation agreement with the Bank’s Chief Executive Officer for approximately $123,000. In December 2001, Intermountain executed a deferred compensation agreement with the Bank’s President for approximately $125,000. Both agreements provide for vesting over five equal installments, beginning on the respective grant date under the agreement.

•	The Company has annual incentive plans for key employees. Amounts are paid annually within 75 days after each year end. The accrued balance at December 31, 2005 and 2004 for these plans was approximately $2,115,000 and $1,407,000, respectively.

•	In 2003, the Company adopted a Supplemental Executive Retirement Plan (“SERP”). The SERP is a non-qualified unfunded plan designed to provide retirement benefits for two key employees of Intermountain. Participants will receive approximately $258,620 in annual payments for 10 years beginning at normal retirement age. Retirement benefits vest after ten years of continued service and benefits are reduced for early retirement. The disability benefit is similar to the reduced benefit for early retirement without any vesting requirements. The plan provides for a change in control benefit if, within one year of a change in control, the participant’s employment is terminated. Total amount accrued under the plan as of December 31, 2005 and 2004, was approximately $133,000 and $83,000, respectively.

•	In January 2003, the Company implemented a long-term executive incentive plan, based on long-term corporate goals, to provide compensation in the form of stock grants to key executive officers. Participants are required to remain employed for a defined period of time to receive any accrued benefits under the plan. Total accrued liabilities related to the long-term incentive plan at December 31, 2005 and 2004, were approximately $1,334,000 and $850,000, respectively.

•	During 2003, the Company approved stock purchase agreements for certain key officers. Participants must remain employed to receive payments annually in December. Total amount paid under these agreements for 2005 and 2004 was approximately $67,000 and $67,000, respectively. Approximately $122,000 remained payable at December 31, 2005.

16.	Interest Rate Risk
      The results of operations for financial institutions may be materially and adversely affected by changes in prevailing economic conditions, including rapid changes in interest rates, declines in real estate market values and the monetary and fiscal policies of the federal government. Like all financial institutions, Intermountain’s net interest income and its NPV (the net present value of financial assets, liabilities and off-balance sheet contracts) are subject to fluctuations in interest rates. Currently, Intermountain’s interest-earning assets, consisting primarily of loans receivable and investments, are projected to mature or reprice more rapidly, or on different terms than do its interest-bearing liabilities, consisting primarily of deposits. The fact that assets mature or reprice more frequently on average than liabilities may be beneficial in times of increasing interest rates; however, such an asset/liability structure may result in declining net interest income during periods of

INTERMOUNTAIN COMMUNITY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
declining interest rates. The use of the Bank’s pricing strategies typically mitigates the negative impact in a rising interest rate environment.
      To minimize the impact of fluctuating interest rates on net interest income, Intermountain promotes a loan pricing policy of utilizing variable interest rate structures that associates loan rates to the Bank’s internal cost of funds, i.e. deposits and short-term borrowings, as well as other common nationally published interest rate indexes such as the Prime Rate. This approach historically has contributed to a consistent interest rate spread and reduces pressure from borrowers to renegotiate loan terms during periods of falling interest rates. Intermountain currently maintains over fifty percent of its loan portfolio in variable interest rate assets.
      Additionally, the extent to which borrowers prepay loans is affected by prevailing interest rates. When interest rates increase, borrowers are less likely to prepay loans. Whereas when interest rates decrease or the yield curve flattens significantly, borrowers are more likely to prepay loans. Prepayments may affect the levels of loans retained in an institution’s portfolio, as well as its net interest income. Intermountain maintains an asset and liability management program intended to manage net interest income through interest rate cycles and to protect its NPV by controlling its exposure to changing interest rates.
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
      The Bank has executed certain loans and deposits with its directors, officers and their affiliates. The aggregate amount of loans outstanding to such related parties at December 31, 2005 and 2004 was approximately $659,000 and $517,000, respectively.
      Directors’ fees of approximately $288,000, $221,000, and $140,000 were paid during the years ended December 31, 2005, 2004, and 2003, respectively.
      Two of the Company’s Board of Directors are principals in law firms that provide legal services to Intermountain. During the years ended December 31, 2005, 2004 and 2003 the Company incurred legal fees of approximately $7,000, $20,000, and $34,000, respectively, related to services provided by these firms.
      Two directors of Intermountain who joined the boards of Intermountain and Panhandle State Bank in connection with the Snake River Bancorp, Inc. acquisition and two former employees of Magic Valley Bank, who are now employees of the Company, are all members of a partnership which owns the branch office building of Magic Valley Bank in Twin Falls, Idaho. The lease requires monthly rent of $13,165 and expires on February 29, 2018. The Company has an option to renew the lease for three consecutive five-year terms at current market rates. In connection with the Snake River Bancorp acquisition, the lease was amended to grant the Company a two-year option to acquire the property for $2.5 million. As of February 2006, the Company has not exercised this option to purchase the property.

INTERMOUNTAIN COMMUNITY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      One director of Intermountain is an executive officer of entities that the Company entered into repurchase agreements with during 2005. At December 31, 2005, the combined repurchase agreement balances outstanding was $4.0 million. During 2005, the Company paid the combined entities approximately $352,000 in repurchase interest.

18.	Fair Value of Financial Instruments
      Fair value estimates are determined as of a specific date in time utilizing quoted market prices, where available, or various assumptions and estimates. As the assumptions underlying these estimates change, the fair value of the financial instruments will change. The use of assumptions and various valuation techniques will likely reduce the comparability of fair value disclosures between financial institutions. Accordingly, the aggregate fair value amounts presented do not represent and should not be construed to represent the full underlying value of Intermountain.
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

INTERMOUNTAIN COMMUNITY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued Interest
      The carrying amounts of accrued interest payable and receivable approximate their fair value.
      The estimated fair value of the financial instruments as of December 31, 2005 and 2004, are as follows (in thousands):

	2005		2004

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash, cash equivalents and federal funds sold	$35,729	$35,729	$24,166	$24,166
Interest bearing certificates of deposit	—	—	100	100
Available-for-sale securities	83,847	83,847	102,758	102,758
Held-to-maturity securities	6,749	6,657	5,409	5,416
Loans held for sale	5,889	5,889	5,686	5,686
Loans receivable, net	555,036	555,356	418,660	418,299
Accrued interest receivable	4,992	4,992	3,722	3,722
BOLI	7,095	7,095	6,795	6,795
Financial liabilities:
Deposit liabilities	597,519	603,502	500,923	500,550
Other borrowed funds	59,326	57,939	42,428	40,165
Accrued interest payable	1,074	1,074	753	753

19.	Quarterly Financial Data (Unaudited)
      The following tables present Intermountain’s condensed operations on a quarterly basis for the years ended December 31, 2005 and 2004 (dollars in thousands, except per share amounts):

	Year Ended December 31, 2005

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Interest income	$8,474	$9,744	$11,280	$12,150
Interest expense	(2,062)	(2,569)	(2,963)	(3,123)
Provision for losses on loans	(298)	(994)	(937)	—
Net interest income after provision for losses on loans	6,114	6,181	7,380	9,027
Other income	2,041	2,469	2,501	2,609
Operating expenses	(5,806)	(6,197)	(6,657)	(7,872)
Income before income taxes	2,349	2,453	3,224	3,764
Income tax provision	(854)	(879)	(1,176)	(1,399)
Net income	$1,495	$1,574	$2,048	$2,365
Earnings per share — basic(1)	$0.26	$0.27	$0.35	$0.39
Earnings per share — diluted(1)	$0.24	$0.25	$0.32	$0.36
Weighted average shares outstanding — basic(1)	5,703,914	5,773,798	5,822,575	6,094,188
Weighted average shares outstanding — diluted(1)	6,295,487	6,314,688	6,336,144	6,545,750

INTERMOUNTAIN COMMUNITY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2004

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Interest income	$5,553	$5,934	$6,346	$7,522
Interest expense	(1,187)	(1,337)	(1,458)	(1,730)
Provision for losses on loans	(136)	(693)	(168)	(441)
Net interest income after provision for losses on loans	4,230	3,904	4,720	5,351
Other income	1,373	1,860	1,904	2,060
Operating expenses	(3,901)	(4,364)	(4,644)	(5,975)
Income before income taxes	1,702	1,400	1,980	1,436
Income tax provision	(627)	(474)	(721)	(350)
Net income	$1,075	$926	$1,259	$1,086
Earnings per share — basic(1)	$0.23	$0.19	$0.26	$0.20
Earnings per share — diluted(1)	$0.20	$0.17	$0.23	$0.19
Weighted average shares outstanding — basic(1)	4,771,173	4,821,348	4,842,370	5,364,003
Weighted average shares outstanding — diluted(1)	5,398,919	5,377,937	5,374,627	5,847,124

(1)	Earnings per share and weighted average shares outstanding have been adjusted to reflect the 3-for-2 stock split effective March 10, 2005.

INTERMOUNTAIN COMMUNITY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Parent Company-Only Financial Information
      Intermountain Community Bancorp became the holding company for Panhandle State Bank on January 27, 1998. The following Intermountain Community Bancorp parent company-only financial information should be read in conjunction with the other notes to the consolidated financial statements. The accounting policies for the parent company-only financial statements are the same as those used in the presentation of the consolidated financial statements other than the parent company-only financial statements account for the parent company’s investments in its subsidiaries under the equity method (in thousands).
Condensed Balance Sheets

	December 31,

	2005	2004

Assets:
Cash	$1,334	$4,396
Construction in progress	28	—
Investment in subsidiaries	79,609	56,794

Total assets	$80,971	$61,190

Liabilities:
Other borrowings	$16,527	$16,527
Other liabilities	171	99

Total liabilities	$16,698	$16,626
Stockholders’ Equity	64,273	44,564

Total liabilities and stockholders’ equity	$80,971	$61,190

Condensed Statements of Income

	Years Ended December 31,

	2005	2004	2003

Interest income	$—	$—	$8
Interest expense	(1,042)	(815)	(500)

Net interest income (expense)	(1,042)	(815)	(492)
Equity in net earnings of subsidiary	8,931	5,502	4,296
Other income	—	—	15
Operating expenses	(407)	(341)	(158)

Net income	$7,482	$4,346	$3,661

INTERMOUNTAIN COMMUNITY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Statements of Cash Flows

	Years Ended December 31,

	2005	2004	2003

Cash flows from operating activities:
Net income	$7,482	$4,346	$3,661
Adjustments to reconcile net income to net cash used in operating activities	(8,593)	(5,228)	(4,098)

Net cash used in operating activities	(1,111)	(882)	(437)

Cash flows from investing activities:
Investments in and advances to subsidiaries	(14,712)	(248)	(7,249)
Acquisition of Snake River Bancorp, Inc.	—	(4,515)	—
Net decrease in notes and contracts receivable	—	—	157

Net cash provided by (used in) investing activities	(14,712)	(4,763)	(7,092)

Cash flows from financing activities:
Payments to repurchase stock	—	(47)	(401)
Proceeds from other borrowings	—	8,248	8,279
Proceeds from common stock offering, net of expenses	11,861	—	—
Proceeds from exercise of stock options	901	771	207
Redemption of fractional shares of common stock	(1)	—	(3)

Net cash provided by financing activities	12,761	8,972	8,082

Net change in cash and cash equivalents	(3,062)	3,327	553
Cash and cash equivalents, beginning of year	4,396	1,069	516

Cash and cash equivalents, end of year	$1,334	$4,396	$1,069

21.	Business Combinations
      In November 2004, Snake River Bancorp, Inc. (“Snake River”) was merged with and into Intermountain, with Intermountain being the surviving corporation in the merger. Snake River’s wholly owned subsidiary, Magic Valley Bank, was merged with and into Intermountain’s wholly-owned subsidiary, Panhandle State Bank, with Panhandle State Bank being the surviving institution. Two branches of Magic Valley Bank continue to operate as Magic Valley Bank, a division of Panhandle State Bank. The merger contributed approximately $13.0 million in capital, which strengthened Intermountain’s capital base. Under the terms of the Snake River merger, Snake River shareholders received $8.22 in cash and 0.93 shares of Intermountain stock for each share of Snake River Bancorp Inc. stock. Additionally, Intermountain converted Snake River vested stock options into Intermountain stock options, which were valued at approximately $467,000. Intermountain’s 2004 results of operations include 2 months of operations of the Magic Valley branches. The acquisition was made to expand our market territory into Idaho and better serve our customers

INTERMOUNTAIN COMMUNITY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
in the Southern Idaho region. The following summarizes the estimated fair values of the assets and liabilities acquired on November 2, 2004 (in thousands):

Amount

Available-for-sale securities	$4,924
Held-to-maturity securities	1,911
Federal Home Loan Bank of Seattle stock	109
Loans receivable, net	65,501
Loans held for sale	779
Office properties and equipment	1,778
Bank-owned life insurance	1,156
Goodwill	10,249
Customer deposit intangible	690
Other assets	764

Total assets acquired	$87,861

Deposits	$69,567
Short-term borrowings	2,718
Other liabilities	2,558

Total liabilities assumed	$74,843

Net assets acquired	$13,018

      In January 2003, Intermountain acquired certain assets and liabilities of Household Bank, FSB known as Orchard Bank. This agreement closed on January 29, 2003. The following summarizes the estimated fair values of the assets and liabilities assumed on January 29, 2003 (in thousands).

Amount

Cash and cash equivalents	$14,709
Available-for-sale securities	4,607
Loans receivable, net	39,380
Office properties and equipment	367
Goodwill	1,150
Customer deposit intangible	707
Other assets	394

Total assets acquired	$61,314

Deposits	$60,671
Other liabilities	643

Total liabilities assumed	$61,314

      The acquisition of Orchard Bank was made to expand the Company’s existing southwestern market territory into eastern Oregon to better serve its customers in the tri-county region that includes Payette and Washington counties in Idaho and Malheur County, Oregon. De Novo branch access to the market in Oregon had previously been prevented due to interstate banking restrictions imposed by the State of Oregon. Entrance into the Oregon market could only be obtained through the capitalization of a new banking entity or the purchase of an existing banking charter. The Company believed that acquisition of the Orchard Bank facility

INTERMOUNTAIN COMMUNITY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and certain assets and deposits was a more cost effective approach to establishing a market in Malheur County in light of the regulatory restrictions and the cost of capital to charter a new banking organization without diluting the current shareholder base.

22.	Subsequent Events
      The Company has announced plans to build a 90,000 square foot Financial and Technical Center in Sandpoint, Idaho. The bank plans to occupy approximately 50,000 square feet of the building which will consist of a branch and various administrative offices. The estimated cost to construct the Financial and Technical Center is estimated to be $12-14.0 million.
      In February 2006, the Company purchased three parcels of land in relation to the planned Sandpoint Financial and Technical Center. The purchase price totaled $1.8 million.