Form 10-Q
period 2006-03-31
INTERMOUNTAIN COMMUNITY BANCORP
filed 2006-05-15
CIK 1284506

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2006
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.
☐ Large Accelerated filer      ☐ Accelerated filer       ☑ Non Accelerated filer
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of May 9, 2006

Common Stock (no par value)	6,603,876

Intermountain Community Bancorp
FORM 10-Q
For the Quarter Ended March 31, 2006

PART I — Financial Information
Item 1 — Financial Statements
Intermountain Community Bancorp
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2006	2005
	(Dollars in thousands)
ASSETS:
Cash and cash equivalents:
Interest bearing	$433	$250
Non-interest bearing and vault	18,996	23,625
Restricted	701	774
Federal funds sold	16,490	11,080
Available for sale securities, at fair value	79,583	83,847
Held to maturity securities, at amortized cost	7,368	6,749
Federal Home Loan Bank of Seattle (FHLB) stock, at cost	1,774	1,774
Loans held for sale	7,503	5,889
Loans receivable, net	564,034	555,036
Accrued interest receivable	4,635	4,992
Office properties and equipment, net	17,539	15,545
Bank-owned life insurance	7,169	7,095
Goodwill	11,399	11,399
Other intangible assets	1,008	1,051
Prepaid expenses and other assets, net	5,919	4,576

Total assets	$744,551	$733,682

LIABILITIES:
Deposits	$610,002	$597,519
Securities sold subject to repurchase agreements	32,426	37,799
Advances from Federal Home Loan Bank of Seattle	5,000	5,000
Cashiers checks issued and payable	6,693	6,104
Accrued interest payable	1,126	1,074
Other borrowings	17,655	16,527
Accrued expenses and other liabilities	3,495	5,386

Total liabilities	676,397	669,409

Commitments and contingent liabilities	—	—

STOCKHOLDERS’ EQUITY:
Common stock, no par value; 24,000,000 shares authorized; 6,665,775 and 6,598,810 shares issued and 6,623,780 and 6,577,290 shares outstanding	44,941	43,370
Accumulated other comprehensive income	(1,589)	(1,337)
Retained earnings	24,802	22,240

Total stockholders’ equity	68,154	64,273

Total liabilities and stockholders’ equity	$744,551	$733,682

The accompanying notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
	(Dollars in thousands, except per
	share data)
Interest income:
Loans	$11,607	$7,541
Investments	1,021	933

Total interest income	12,628	8,474

Interest expense:
Deposits	2,652	1,613
Other borrowings	685	449

Total interest expense	3,337	2,062

Net interest income	9,291	6,412

Recovery of (provision for) losses on loans	96	(298)

Net interest income after recoveries of and provision for losses on loans	9,387	6,114

Other income:
Fees and service charges	2,053	1,724
Bank owned life insurance	75	74
Loss on sale of securities	—	(39)
Other	312	282

Total other income	2,440	2,041

Operating expenses	7,704	5,806

Income before income taxes	4,123	2,349

Income tax provision	(1,561)	(854)

Net income	$2,562	$1,495

Earnings per share — basic	$0.35	$0.24

Earnings per share — diluted	$0.33	$0.22

Weighted average shares outstanding — basic	7,243,248	6,274,305

Weighted average shares outstanding — diluted	7,686,467	6,839,236
The accompanying notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$2,562	$1,495
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	480	415
Compensation expense related to stock and option grants	30	11
Net amortization of premiums on securities	71	114
Amortization of unearned compensation — restricted stock	29	—
Excess tax benefit related to stock option exercises	(20)	(31)
Tax benefit related to stock option exercises	66	—
Recoveries of and (provisions for) losses on loans	(96)	298
Amortization of core deposit intangibles	43	48
Loss on sale of securities	—	39
Loss on sale of loans	—	27
Gain on sale of other real estate owned	—	(60)
Net accretion of loan and deposit discounts and premiums	(35)	(50)
Increase in cash surrender value of bank-owned life insurance	(75)	(74)
Change in
Loans held for sale	(1,614)	865
Accrued interest receivable	357	(153)
Prepaid expenses and other assets	(1,147)	(580)
Accrued interest payable	52	136
Accrued expenses and other liabilities	31	137

Net cash provided by operating activities	734	2,637

Cash flows from investing activities:
Purchases of available-for-sale securities	—	(4,557)
Proceeds from calls or maturities of available-for-sale securities	2,020	6,517
Principal payments on mortgage-backed securities	1,756	3,078
Purchases of held-to-maturity securities	(649)	(1,929)
Proceeds from calls or maturities of held-to-maturity securities	—	20
Origination of loans, net of principal payments	(8,860)	(25,722)
Proceeds from sale of loans	—	1,278
Purchase of office properties and equipment	(1,345)	(1,649)
Net change in federal funds sold	(5,410)	7,555
Purchase of FHLB stock	—	(247)
Proceeds from sales of other real estate owned	—	294
Net decrease in restricted cash	73	1,152

Net cash used in investing activities	(12,415)	(14,210)

Intermountain Community Bancorp
Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
	(Dollars in thousands)
Cash flows from financing activities:
Net increase in demand, money market and savings deposits	$6,717	$5,667
Net increase in certificates of deposit	5,759	2,093
Net change in repurchase agreements	(5,373)	(4,314)
Net change in federal funds purchased	—	7,400
Excess tax benefit related to stock option exercises	20	31
Proceeds from exercise of stock options	112	355
Payments for fractional shares	—	(2)
Proceeds from FHLB borrowings	—	7,000

Net cash provided by financing activities	7,235	18,230

Net change in cash and cash equivalents	(4,446)	6,657
Cash and cash equivalents, beginning of period	23,875	14,202

Cash and cash equivalents, end of period	$19,429	$20,859

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,279	$1,912
Income taxes	450	213
Noncash investing and financing activities:
Restricted stock issued	435	—
Purchase of land	1,130	—
The accompanying notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
	(Dollars in thousands)
Net income	$2,562	$1,495

Other comprehensive income (loss):
Change in unrealized losses on investments, net of reclassification adjustments	(446)	(1,232)
Less deferred income tax provision	194	484

Net other comprehensive loss	(252)	(748)

Comprehensive income	$2,310	$747

The accompanying notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp
Notes to Consolidated Financial Statements
1.	Basis of Presentation:

The foregoing unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2005. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of Intermountain Community Bancorp’s (“Intermountain’s” or “ the Company’s” ) consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of Intermountain’s consolidated financial position and results of operations.

2.	Advances from the Federal Home Loan Bank of Seattle:

The Company had an advance from the Federal Home Loan Bank of Seattle totaling $5.0 million at March 31, 2006. The advance bears a fixed interest rate of 2.71% and matures on June 18, 2008.

3.	Other Borrowings:

The components of other borrowings are as follows (in thousands):

	March 31,	December 31,
	2006	2005
Term note payable(1)	$8,279	$8,279
Term note payable(2)	8,248	8,248
Term note payable(3)	1,128	—

Total other borrowings	$17,655	$16,527

(1)	In January 2003, Intermountain issued $8.0 million of debentures through its subsidiary Intermountain Statutory Trust I. The debt associated with these securities bears interest at 6.75%. Interest only payments have been made quarterly starting in June 2004. The debt is callable by Intermountain in March 2008 and matures in March 2033.

(2)	In March 2004, Intermountain issued $8.0 million of debentures through its subsidiary Intermountain Statutory Trust II. The debt associated with these securities bears interest based on the London Interbank Offering Rate (LIBOR) with a beginning rate of 3.91%, adjusted and paid quarterly (the rate at March 31, 2006 was 7.40%). The debt is callable by Intermountain in March 2009 and matures in March 2034.

(3)	In February 2006, Intermountain entered into a note payable agreement to purchase land in Sandpoint, Idaho. The debt associated with the land purchase bears interest at 6.65% and matures in February 2026. The land was purchased for the building of the planned Sandpoint Financial and Technical Center.

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

4.	Earnings Per Share:

The following table presents the basic and diluted earnings per share computations:

	Three Months Ended March 31,
	(Dollars in thousands, except per share amounts)
	2006			2005
		Weighted			Weighted
	Net	Avg.	Per Share	Net	Avg.	Per Share
	Income	Shares(1)	Amount	Income	Shares(1)	Amount
Basic computations	$2,562	7,243,238	$0.35	$1,495	6,274,305	$0.24

Effect of dilutive securities:
Common stock options		443,229	(0.02)		564,931	(0.02)

Diluted computations	$2,562	7,686,467	$0.33	$1,495	6,839,236	$0.22

(1)	Weighted average shares outstanding have been adjusted for the 10% common stock dividend declared April 28, 2006, payable May 31, 2006 to shareholders of record on May 15, 2006.
5.	Operating Expenses:

The following table details Intermountain’s components of total operating expenses:

	Three Months Ended
	March 31,
	2006	2005
	(Dollars in thousands)
Salaries and employee benefits	$4,617	$3,182
Occupancy expense	1,115	942
Advertising	157	131
Fees and service charges	219	303
Printing, postage and supplies	352	292
Legal and accounting	290	292
Other expense	954	664

Total operating expenses	$7,704	$5,806

6.	Equity Compensation Plans:

Effective January 1, 2006, the Company has adopted FASB Statement No. 123 (R), “Share-Based Payment”. Statement 123 (R) requires that compensation cost relating to share-based payment transactions be recognized in financial statements. The cost is measured based on the fair value of the equity or liability instruments issued. Statement 123 (R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123 (R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting For Stock Issued to Employees”. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. The impact of Statement 123 (R), if it had been in effect, on the net earnings and related per share amounts for the years ended December 31, 2005, 2004 and 2003 was disclosed in the Company’s Form 10-K for the fiscal year ended December 31, 2005.

Because the Company adopted Statement 123 (R) using the modified prospective transition method, prior periods have not been restated. Under this method, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding as of the beginning of the period of adoption. The Company measured share-based compensation cost using the Black-Scholes option pricing model for stock option grants prior to January 1, 2006 and anticipates using this pricing model for future grants. The Company did not grant options in the first quarter of 2006. Forfeitures did not affect the calculated expense based upon historical activities of option grantees.

The Company utilizes its stock to compensate employees and Directors under the 1999 Director Stock Option Plan, the 1999 Employee Plan and the 1988 Employee Plan (together the “Stock Option Plans”). Options to purchase Intermountain common stock have been granted to employees and directors under the Stock Option Plans at prices equal to the fair market value of the underlying stock on the dates the options were granted. The options vest 20% per year, over a five-year period, and expire in 10 years. At March 31, 2006, there were 220,351 shares available for grant. The Company did not grant options to purchase Intermountain common stock during either the three months ended March 31, 2006 or 2005.

Total expense related to stock option grants and restricted stock grants recorded in the three months ended March 31, 2006 and 2005 was $48 thousand and $0, respectively.

For the periods ended March 31, 2006 and 2005, stock option expense totaled $29 thousand and $0, respectively. The Company has approximately $380 thousand remaining to expense related to the non-vested stock options outstanding at March 31, 2006. This expense will be recorded over a weighted average period of 23.7 months. The expense for the stock option expense was based on the fair value of options granted calculated using the Black-Scholes valuation model per FAS 123R. Assumptions used in the Black-Scholes option-pricing model for options issued in years prior to 2005 are as follows:

Dividend yield	0.0%
Expected volatility	17.0% - 46.6%
Risk free interest rates	4.0% - 7.1%
Expected option lives	5 - 10 years
Forfeitures	0.0%
In 2003, shareholders approved a change to the 1999 Employee Option Plan to provide for the granting of restricted stock awards. The Company has granted restricted stock to directors and employees beginning in 2005. The restricted stock vests 20% per year, over a five-year period. The Company granted 20,440 and 0 restricted shares with an intrinsic value of $434 thousand and $0, during the three months ended March 31, 2006 and 2005, respectively. For the periods ended March 31, 2006 and 2005, restricted stock expense totaled $19 thousand and $0, respectively.

A summary of the changes in stock options outstanding for the three months ended March 31, 2006 is presented below:

Three months ended March 31	2006
(dollars in thousands, except per share amounts)
		Weighted	Weighted
	Number	Average	Average	Aggregate
	of	Exercise	Remaining	Intrinsic
	Shares	Price	life(Years)	Value
Beginning Options Outstanding	576,942	$6.26
Options Granted	—	—
Exercises	20,488	5.49		$310
Ending options outstanding	556,454	6.29	5.0	9,192

Exercisable at March 31	465,866	$5.60	4.1	$7,282

The following table provides additional details regarding exercises of stock option for the three months ended March 31, 2006 and 2005:

	Three Months Ended
	March 31,
	2006	2005
	(Dollars in thousands)
Number of options exercised	20,488	73,192
Cash Received	$112	$355
Tax Benefit
-Based on Black-Scholes fair value	61	107
-Benefit in excess of Black-Scholes fair value	20	31
Intrinsic Value	310	917
7.	Subsequent Events:

At the annual shareholder meeting held on April 28, 2006, Intermountain announced a 10% stock dividend effective May 31, 2006 to shareholders of record as of May 15, 2006.

On April 28, 2006, the Board of Directors approved a new 2006-2008 Long Term Incentive Plan (“LTIP”) for certain executive officers. The purpose of the plan is to provide motivation and direction to key executives and assist Intermountain in achieving its long-term strategic goals. Payments under the LTIP will be based on a three-year (from 2006 through 2008) running average of Intermountain’s average annual return on equity and average annual net asset growth. The payments will be made in the form of Intermountain stock pro-rata with the first payment beginning on January 2, 2009. The first payment will vest immediately upon the date of grant, with the second and third portion vesting in January 2010 and January 2011, respectively. In order to be eligible to receive a stock award, the key executives must have been continuously employed by Panhandle State Bank from 2006 through 2008. In addition, to receive the award, they must be employed by the Bank on the dates in which each portion vests. In the event of an executives disability or death or a change in control (as defined) of Panhandle State Bank, the stock award benefit will vest, on a pro rata basis, through the most recent quarter end. If employment is otherwise voluntarily or involuntarily terminated prior to an executive’s receipt of stock benefits, such executive’s right to an awards under the plan will automatically terminate.

8.	New Accounting Policies:

On June 1, 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS No.154”). SFAS No. 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting and reporting of a change in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application for voluntary changes in accounting principle, unless it is impracticable to determine either the cumulative effect or the period-specific effects of the change. The requirements became effective for the Company for accounting changes beginning January 1, 2006. The Company has adopted SFAS No. 154.

In March 2006, the FASB issued SFAS 156 Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140 (“SFAS No. 156”). SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. It requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value. SFAS No. 156 permits an entity to choose either an amortization or fair value measurement method for each class of separately recognized servicing assets and servicing liabilities. It also permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights. Lastly, it requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and servicing liabilities. Adoption of the initial measurement provision of this statement is required immediately. The adoption of this provision had no significant effect on the Company’s Consolidated Financial Statements. The Company is required to adopt all other provisions of this statement beginning in 2007 although earlier adoption was permitted in 2006 prior to filing of an entity’s first financial report for that year. The Company has not adopted the remaining provisions of SFAS No. 156 in 2006. Management is currently evaluating the impact that the adoption of the remaining provisions of SFAS No. 156 will have on its consolidated financial statements.

          Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This report contains forward-looking statements. For a discussion about such statements, including the risks and uncertainties inherent therein, see “Forward-Looking Statements.” Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes presented elsewhere in this report and in Intermountain’s Form 10-K for the year ended December 31, 2005.
General
     Intermountain Community Bancorp (“Intermountain”) is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Panhandle State Bank (“Panhandle”), a wholly owned subsidiary of Intermountain, was first opened in 1981 to serve the local banking needs of Bonner County, Idaho. Since then, Panhandle has continued to grow by opening additional branch offices throughout Idaho, Washington and Oregon.
     Intermountain conducts its primary business through its bank subsidiary, Panhandle State Bank. Panhandle maintains its main office in Sandpoint, Idaho and has 17 other branches. In addition to the main office, seven branch offices operate under the name of Panhandle State Bank, eight of the branches operate under the name of Intermountain Community Bank, a division of Panhandle State Bank and two operate under the name of Magic Valley Bank, a division of Panhandle State Bank. Effective November 2, 2004, Panhandle acquired Snake River Bancorp, Inc. (“Snake River”), which included two branches now operating under the name of Magic Valley Bank, a division of Panhandle State Bank. Intermountain focuses its banking and other services on individuals, professionals, and small to medium-sized businesses throughout its market area. In June 2005, Intermountain opened a branch in Spokane Valley, Washington. In March 2006, Panhandle State Bank opened a branch in Kellogg, Idaho. The company announced plans to build a second branch in Twin Falls, Idaho. This branch is scheduled to open in September 2006. In April 2006, Intermountain Community Bank opened a branch in Fruitland, Idaho and a loan production office in downtown Spokane, Washington.
     The company also announced plans to construct a 90,000 square foot Financial and Technical Center in Sandpoint, Idaho. Intermountain will occupy approximately 40% of the building as it relocates its Sandpoint branch and administrative offices. These expansions will allow the company to better serve its existing customer base and expand its banking focus into both its existing and future targeted market areas.
     At March 31, 2006, Intermountain had total consolidated assets of $744.6 million. Panhandle is regulated by the Idaho Department of Finance, the State of Washington Department of Financial Institutions, the Oregon Division of Finance and Corporate Securities, and by the Federal Deposit Insurance Corporation (“FDIC”), its primary federal regulator and the insurer of its deposits. Intermountain competes with a number of international banking groups, out-of-state banking companies, state banking organizations, several local community banks, savings banks, savings and loans, and credit unions throughout its market area. Based on asset size at March 31, 2006, Intermountain is the largest independent commercial bank headquartered in the state of Idaho.
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
     Intermountain operates a multi-branch banking system with bank branches operating in a decentralized community bank structure. Intermountain plans expansion in markets that are within 150 miles of its existing branches in Idaho, Oregon, Washington, and Montana. Intermountain is pursuing a balance of asset and earnings growth by focusing on increasing its market share in its present locations, building new branches and merging and/or acquiring community banks. There can be no assurance that Intermountain will be successful in executing plans for the formation, acquisition or merger of community banks.

Critical Accounting Policies
     The accounting and reporting policies of Intermountain conform to Generally Accepted Accounting Principals (“GAAP”) and to general practices within the banking industry. The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Intermountain’s management has identified the accounting policies described below as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of Intermountain’s Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
     Allowance For Loan Losses., Determining the amount of the allowance for loan losses requires significant judgment and the use of estimates by management. Intermountain maintains an allowance for loan losses to absorb probable losses in the loan portfolio based on a periodic analysis of the portfolio and expected future losses. This analysis is designed to determine an appropriate level and allocation of the allowance for losses among loan types by considering factors affecting loan losses, including: specific losses; levels and trends in impaired and nonperforming loans; historical loan loss experience; current national and local economic conditions; volume, growth and composition of the portfolio; regulatory guidance; and other relevant factors. Management monitors the loan portfolio to evaluate the adequacy of the allowance. The allowance can increase or decrease based upon the results of management’s analysis.
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
     Management believes the allowance for loan losses was adequate at March 31, 2006. While management uses available information to provide for loan losses, the ultimate collectibility of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions and other relevant factors. A slowdown in economic activity could adversely affect cash flows for both commercial and individual borrowers, which could cause Intermountain to experience increases in nonperforming assets, delinquencies and losses on loans.
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

     Management evaluates investment securities for other than temporary declines in fair value on a periodic basis. If the fair value of investment securities falls below their amortized cost and the decline is deemed to be other than temporary, the securities will be written down to current market value and the write down will be deducted from earnings. There were no investment securities which management identified to be other-than-temporarily impaired for the three months ended March 31, 2006. Charges to income could occur in future periods due to a change in management’s intent to hold the investments to maturity, a change in management’s assessment of credit risk, or a change in regulatory or accounting requirements.
     Goodwill and Other Intangible Assets. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible elements in the business acquired. Intermountain’s goodwill relates to value inherent in the banking business and the value is dependent upon Intermountain’s ability to provide quality, cost effective services in a competitive market place. As such, goodwill value is supported ultimately by revenue that is driven by the volume of business transacted. A decline in earnings as a result of a lack of growth or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill that could adversely impact earnings in future periods. Goodwill is not amortized, but is subjected to impairment analysis periodically. No impairment was considered necessary during the three months ended March 31, 2006. However, future events could cause management to conclude that Intermountain’s goodwill is impaired, which would result in the recording of an impairment loss. Any resulting impairment loss could have a material adverse impact on Intermountain’s financial condition and results of operations.
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
Intermountain Community Bancorp
Comparison of the Three Month Periods Ended March 31, 2006 and 2005
Results of Operations
     Overview. Intermountain recorded net income of $2.6 million, or $0.33 per diluted share, for the three months ended March 31, 2006, compared with net income of $1.5 million, or $0.22 per diluted share, for the three months ended March 31, 2005. The increase in net income for both periods reflected increases in both net interest income and other income and a decrease in the loan loss provision, which were partially offset by increases in operating expenses.
     The annualized return on average assets was 1.41% and 1.00% for the three months ended March 31, 2006 and 2005, respectively. The annualized return on average equity was 15.7% and 13.4% for the three months ended March 31, 2006 and 2005, respectively. The increases in both return on assets and return on average equity were primarily due to improved net income for the three months ended March 31, 2006. The company continued to leverage strong organic growth and the increasing interest rate environment to improve performance.
     Net Interest Income. The most significant component of earnings for the Company is net interest income, which is the difference between interest income, primarily from the Company’s loan and investment portfolios, and interest expense, primarily on deposits and other borrowings. During the three months ended March 31, 2006 and 2005, net interest income was $9.3 million and $6.4 million, respectively, an increase of 44.9%. The positive increase resulted primarily from higher loan balances and an improvement in the net interest spread.

     Average interest-earning assets for the three months ended March 31, 2006 and 2005 were $678.9 million and $539.5 million, respectively. The increases in the components of average interest-earning assets are primarily due to organic growth in the loan portfolio, with the average loan portfolio increasing by $136.2 million. Average investments increased by $3.2 million over the same period in 2005. Average net interest spread during the three months ended March 31, 2006 and 2005 was 5.48% and 4.83%, respectively. Net interest margin increased 73 basis points as higher yields on earning assets outpaced increases in the cost of interest-bearing liabilities. Increasing market rates had a particularly positive impact on the Company’s large base of variable rate loans. This was partially offset by an increase in the cost of interest bearing liabilities, resulting primarily from increased costs on its interest-bearing deposits.
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
     Intermountain recorded a recovery of the provision for losses on loans of $96 thousand compared to a provision for losses on loans of $298 thousand for the three months ended March 31, 2006 and 2005, respectively. The provision reflects the analysis and assessment of the relevant factors mentioned in the preceding paragraph. The decrease in the loss provision from the prior period resulted from the improvement in loan portfolio credit quality, slower loan growth in the first quarter of 2006 and a refinement in the calculation of the loan loss reserve for the loan portfolio.
     The following table summarizes loan loss allowance activity for the periods indicated.

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
Balance at January 1	$8,517	$6,902
Allowance associated with the sale of loans	—	(96)
Provision (recovery) for losses on loans	(96)	298
Amounts (written off) net of recoveries	(26)	19

Balance at March 31	$8,395	$7,123

     At March 31, 2006, Intermountain’s total classified assets were $7.2 million, compared with $4.0 million at March 31, 2005. The increase in classified assets was due to growth in the overall loan portfolio, plus the addition of eight borrowing relationships related to commercial and construction loans, all of which management feels are adequately collateralized and provided for in the allowance for loan loss. Total nonperforming loans were $1.2 million at March 31, 2006, compared with $1.1 million at March 31, 2005. At March 31, 2006, Intermountain’s loan delinquency rate (30 days or more) as a percentage of total loans was 0.24%, compared with 0.30% at March 31, 2005.
     Other Income. Total other income was $2.4 million and $2.0 million for the three months ended March 31, 2006 and 2005, respectively. Fees and service charge income increased by 19.1% to $2.1 million for the three months ended March 31, 2006 from $1.7 million for the same period last year. Deposit service charges increased, reflecting fee increases on products and continued account and customer growth. Expanded mortgage banking income and contract income from the bank’s secured deposit program also contributed to the increase in other income.
     Operating Expenses. Operating expenses were $7.7 million and $5.8 million for the three months ended March 31, 2006 and 2005, respectively. Expanded staffing and additional equipment and technology purchases to support internal growth contributed to the increase in operating expenses over first quarter of 2005. In the first quarter of 2006, the company added new offices in Kellogg and Fruitland, Idaho. The Company also announced plans to open new offices in downtown Spokane and Twin Falls, Idaho. The downtown Spokane loan production office was opened in April 2006 and the Twin Falls branch is planned to be opened in September 2006. In addition, the Company also incurred higher training and travel expense as it continued to focus on equipping and training its employees to better serve its customers.
     Salaries and employee benefits were $4.6 million and $3.2 million for the three months ended March 31, 2006 and 2005, respectively. The employee costs reflected increased branch staffing due to the addition of branches in the first quarter of 2006, increased mortgage banking staff and additional administrative staff as a result of continued new branch growth and expansion. At March 31, 2006, full-time-equivalent employees were 356, compared with 279 at March 31, 2005.

     Occupancy expenses were $1.1 million and $942 thousand for the three months ended March 31, 2006 and 2005, respectively. The increase was primarily due to costs associated with the new offices added in the first quarter of 2006. The Company also obtained additional square footage to accommodate administrative staff added to support bank growth.
     Income Tax Provision. Intermountain recorded federal and state income tax provisions of $1.6 million and $854 thousand for the three months ended March 31, 2006 and 2005, respectively. The increased tax provision in 2006 over 2005 is due to the increase in pre-tax net income and higher tax rates associated with the higher income level. The effective tax rates for both the three month periods ended March 31, 2006 and 2005 were 37.9% and 36.4%, respectively.
Financial Position
     Assets. At March 31, 2006, Intermountain’s assets were $744.6 million, up $10.9 million or 1.5% from $733.7 million at December 31, 2005. Growth in assets primarily reflected an increase in loans receivable, which was offset by a slight decrease in investments. The increase in loans receivable was supported by increases in customer deposits and decreases in the investment portfolio.
     Investments. Intermountain’s investment portfolio at March 31, 2006 was $88.7 million, a decrease of $3.7 million or 3.9% from the December 31, 2005 balance of $92.4 million. The decrease was primarily due to principal paydowns on mortgage-backed securities. Funds from these payments were used to help fund the expansion of the loan portfolio. As of March 31, 2006, the balance of the unrealized loss, net of federal income taxes, was $1.6 million, compared to an unrealized loss at year-end 2005 of $1.3 million. Rising market rates in the first quarter increased the amount of the unrealized loss as the market value of securities inversely adjusts to the change in interest rates.
     Loans Receivable. At March 31, 2006, net loans receivable were $564.0 million, up $9.0 million or 1.6% from $555.0 million at December 31, 2005. The increase was primarily due to net increases in commercial and residential real estate loans. During the three months ended March 31, 2006, total loan originations were $87.9 million compared with $116.9 million for the prior year’s comparable period, reflecting a decrease in first quarter loan demand in the company’s markets. The decrease was caused by a variety of factors, including higher interest rates and the extended winterlike conditions in the Company’s lending regions, which affected the real estate and agricultural portions of the Company’s lending efforts.
     The following table sets forth the composition of Intermountain’s loan portfolio at the dates indicated. Loan balances exclude deferred loan origination costs and fees and allowances for loan losses.

	March 31, 2006		December 31, 2005
	Amount	%	Amount	%
	(Dollars in thousands)
Commercial (includes commercial real estate)	$433,205	75.56	$425,005	75.28
Residential real estate	108,044	18.85	107,554	19.05
Consumer	29,402	5.13	29,109	5.16
Municipal	2,640	0.46	2,856	0.51

Total loans receivable	573,291	100.00	564,524	100.00

Net deferred origination fees	(862)		(971)
Allowance for losses on loans	(8,395)		(8,517)

Loans receivable, net	$564,034		$555,036

Weighted average yield at end of period	8.22%		7.90%

     The following table sets forth Intermountain’s loan originations for the periods indicated.

	Three Months Ended
	March 31,
	2006	2005	% Change
	(Dollars in thousands)
Commercial	$65,458	$90,830	(27.9)
Residential real estate	18,881	18,982	(0.5)
Consumer	3,513	7,035	(50.1)
Municipal	50	50	0.0

Total loans originated	$87,902	$116,897	(24.8)

     BOLI and All Other Assets. Bank-owned life insurance (“BOLI”) and other assets increased to $17.7 million at March 31, 2006 from $16.7 million at December 31, 2005. The increase was primarily due to an increase in the net deferred tax asset, an increase in prepaid expenses, and an increase in accrued interest receivable.
     Deposits. Total deposits increased $12.5 million or 2.1% to $610.0 million at March 31, 2006 from $597.5 million at December 31, 2005, primarily due to increases in interest bearing demand accounts, savings and certificates of deposit accounts. The deposit market was very competitive during the first quarter ended March 31, 2006, with leveraged competitors offering high interest rates on various deposit products, particularly certificates of deposit. In response, Intermountain is refocusing its sales efforts on expanding deposit sales in its existing markets by targeting market segments with high levels of excess funds and concentrating on strengthening existing depositor relationships.
     The following table sets forth the composition of Intermountain’s deposits at the dates indicated.

	March 31, 2006		December 31, 2005
	Amount	%	Amount	%
		(Dollars in thousands)
Demand	$125,401	20.6	$132,440	22.2
NOW and money market 0.0% to 5.3%	226,290	37.1	216,034	36.2
Savings and IRA 0.0% to 3.8%	77,263	12.7	73,763	12.3
Certificate of deposit accounts	181,048	29.6	175,282	29.3

Total deposits	$610,002	100.0	$597,519	100.0

Weighted average interest rate on certificates of deposit		3.76%		3.45%
     Borrowings. Deposit accounts are Intermountain’s primary source of funds. Intermountain also relies upon advances from the Federal Home Loan Bank of Seattle, repurchase agreements and other borrowings to supplement its funding and to meet deposit withdrawal requirements. These borrowings totaled $55.1 million and $59.3 million at March 31, 2006 and December 31, 2005, respectively. See “Liquidity and Sources of Funds” for additional information.
Interest Rate Risk
     The results of operations for financial institutions may be materially and adversely affected by changes in prevailing economic conditions, including rapid changes in interest rates, declines in real estate market values and the monetary and fiscal policies of the federal government. Like all financial institutions, Intermountain’s net interest income and its NPV (the net present value of financial assets, liabilities and off-balance sheet contracts), are subject to fluctuations in interest rates. Intermountain utilizes various tools to assess and manage interest rate risk, including an internal income simulation model that seeks to estimate the impact of various rate changes on the net interest income and net income of the bank. This model is validated by comparing results against various third-party estimations. Currently, the model and third-party estimates indicate that Intermountain is slightly asset-sensitive. An asset-sensitive bank generally sees improved net interest income and net income in a rising rate environment, as its assets reprice more rapidly and/or to a greater degree than its liabilities. The opposite is true in a falling interest rate environment. When market rates fall, an asset-sensitive bank tends to see declining income.

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
     As discussed above, Intermountain uses a simulation model designed to measure the sensitivity of net interest income and net income to changes in interest rates. This simulation model is designed to enable Intermountain to generate a forecast of net interest income and net income given various interest rate forecasts and alternative strategies. The model is also designed to measure the anticipated impact that prepayment risk, basis risk, customer maturity preferences, volumes of new business and changes in the relationship between long-term and short-term interest rates have on the performance of Intermountain. The results of current modeling are within guidelines established by the company and reflect marginal performance improvement in the case of a rising rate environment, and a slight negative impact in a falling rate environment. Given its current asset-sensitivity, Intermountain is evaluating and implementing certain actions to protect the company’s financial performance in a period of falling market interest rates.
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
     Intermountain also uses gap analysis, a traditional analytical tool designed to measure the difference between the amount of interest-earning assets and the amount of interest-bearing liabilities expected to reprice in a given period. Intermountain calculated its one-year cumulative repricing gap position to be negative 25% and a negative 26% at March 31, 2006 and December 31, 2005, respectively. Management attempts to maintain Intermountain’s gap position between positive 20% and negative 35%. At March 31, 2006 and December 31, 2005, Intermountain’s gap positions were within guidelines established by its Board of Directors. Management is pursuing strategies to increase its net interest income without significantly increasing its cumulative gap positions in future periods. There can be no assurance that Intermountain will be successful implementing these strategies or that, if these strategies are implemented, they will have the intended effect of increasing its net interest income. See “Results of Operations — Net Interest Income” and “Capital Resources.”

Liquidity and Sources of Funds
     As a financial institution, Intermountain’s primary sources of funds from assets include the collection of loan principal and interest payments, cash flows from various securities it invests in, and occasional sales of loans, investments or other assets. Liability financing sources consist primarily of customer deposits, advances from FHLB Seattle and other borrowings. Deposits increased to $610.0 million at March 31, 2006 from $597.5 million at December 31, 2005, primarily due to increases in interest bearing demand accounts, non-interest demand accounts and certificates of deposit. The net increase in deposits was used partially to fund the increase in loan volume and to pay down repurchase agreements. At March 31, 2006 and December 31, 2005, securities sold subject to repurchase agreements were $32.4 million and $37.8 million, respectively. These borrowings are required to be collateralized by investments with a market value exceeding the face value of the borrowings. Under certain circumstances, Intermountain could be required to pledge additional securities or reduce the borrowings.
     During the three months ended March 31, 2006, cash used in investing activities consisted primarily of the funding of new loan volumes. During the same period, cash provided by financing activities consisted primarily of increases in demand deposits, money market accounts and savings deposits.
     Intermountain’s credit line with FHLB Seattle provides for borrowings up to a percentage of its total assets subject to general collateralization requirements. At March 31, 2006, the Company’s credit line represented a total borrowing capacity of approximately $18.8 million, of which $5.0 million was being utilized. Intermountain also borrows on an unsecured basis from correspondent banks and other financial entities. Correspondent banks and other financial entities provide additional borrowing capacity of $30.0 million at March 31, 2006. As of March 31, 2006 there were no unsecured funds borrowed.
     Intermountain actively manages its liquidity to maintain an adequate margin over the level necessary to support expected and potential loan fundings and deposit withdrawals. This is balanced with the need to maximize yield on alternate investments. The liquidity ratio may vary from time to time, depending on economic conditions, savings flows and loan funding needs.
Capital Resources
     Intermountain’s total stockholders’ equity was $68.2 million at March 31, 2006 compared with $64.3 million at December 31, 2005. The increase in total stockholders’ equity was primarily due to the increase in net income partially offset by the increase in unrealized losses on securities. Stockholders’ equity was 9.2% of total assets at March 31, 2006 compared with 8.8% at December 31, 2005. The increase in this ratio is due to the increase in total equity from net income at March 31, 2006 as compared to December 31, 2005 which was proportionately larger than the increase in assets. On April 28, 2006, the Board of Directors approved a 10% stock dividend to shareholders. The stock dividend is payable May 31, 2006 to shareholders of record as of May 15, 2006.
     At March 31, 2006, Intermountain had an unrealized loss of $1.6 million, net of related income taxes, on investments classified as available for sale. At December 31, 2005, Intermountain had an unrealized loss of $1.3 million, net of related income taxes, on investments classified as available for sale. Fluctuations in prevailing interest rates continue to cause volatility in this component of accumulated comprehensive loss in stockholders’ equity and may continue to do so in future periods.
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
     Intermountain and Panhandle are required by applicable regulations to maintain certain minimum capital levels and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier I capital to average assets. Intermountain and Panhandle plan to enhance its capital resources and regulatory capital ratios through the retention of earnings and the management of the level and mix of assets, although there can be no assurance in this regard. At March 31, 2006, Panhandle exceeded all such regulatory capital requirements and was “well-capitalized” pursuant to FFIEC regulations.

     The following tables set forth the amounts and ratios regarding actual and minimum core Tier 1 risk-based and total risk-based capital requirements, together with the amounts and ratios required in order to meet the definition of a “well-capitalized” institution as reported on the quarterly FFIEC call report at March 31, 2006.

					Well-Capitalized
	Actual		Capital Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets):
The Company	$64,704	9.81%	$52,771	8%	$65,963	10%
Panhandle State Bank	79,225	12.01%	52,771	8%	65,963	10%
Tier I capital (to risk-weighted assets):
The Company	56,457	8.56%	26,385	4%	39,578	6%
Panhandle State Bank	70,978	10.76%	26,385	4%	39,578	6%
Tier I capital (to average assets)
The Company	56,457	7.77%	29,068	4%	36,335	5%
Panhandle State Bank	70,978	9.77%	29,054	4%	36,318	5%
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
     The following table represents Intermountain’s on-and-off balance sheet aggregate contractual obligations to make future payments as of March 31, 2006.

		Payments Due by Period
		Less than		Over	More than
	Total	1 year	1 to 3 years	3 to 5 years	5 years
		(Dollars in thousands)
Long-term debt(1)	$50,006	$1,305	$7,708	$2,543	$38,450
Short-term debt (1)	32,430	32,430	—	—	—
Capital lease obligations	—	—	—	—	—

Operating lease obligations	5,479	617	1,060	680	3,122
Purchase obligations(2)	—	—	—	—	—
Other long-term liabilities reflected on the registrant’s balance sheet under GAAP	—	—	—	—	—

Total	$87,915	$34,352	$8,768	$3,223	$41,572

(1)	Includes interest payments.

(2)	Excludes recurring accounts payable, accrued expenses and other liabilities, repurchase agreements and customer deposits, all of which are recorded on the Company’s balance sheet.

New Accounting Policies
SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS No.154”). On June 1, 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS No.154”). SFAS No. 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting and reporting of a change in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application for voluntary changes in accounting principle, unless it is impracticable to determine either the cumulative effect or the period-specific effects of the change. The requirements became effective for the Company for accounting changes beginning January 1, 2006. The Company has adopted SFAS No. 154.
SFAS No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140 (SFAS No. 156”). In March 2006, the FASB issued SFAS No. 156 “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140”. SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. It requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value. SFAS No. 156 permits an entity to choose either an amortization or fair value measurement method for each class of separately recognized servicing assets and servicing liabilities. It also permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights. Lastly, it requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and servicing liabilities. Adoption of the initial measurement provision of this statement is required immediately. The adoption of this provision had no significant effect on the Company’s Consolidated Financial Statements. The Company is required to adopt all other provisions of this statement beginning in 2007 although earlier adoption was permitted in 2006 prior to filing of an entity’s first financial report for that year. The Company has not adopted the remaining provisions of SFAS No. 156 in 2006. Management is currently evaluating the impact that the adoption of the remaining provisions of SFAS No. 156 will have on its consolidated financial statements.
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
Item 3 — Quantitative and Qualitative Disclosures About Market Risk
The information set forth under the caption Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, is hereby incorporated herein by reference.
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
(b) Changes in Internal Controls: In the quarter ended March 31, 2006, Intermountain Bank did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.
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
Item 1A — Risk Factors
     There have been no material changes from the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable.
Item 3 — Defaults Upon Senior Securities
     Not applicable.
Item 4 — Submission of Matters to a Vote of Security Holders
     Not Applicable
Item 5 — Other Information
     Not Applicable
Item 6 — Exhibits

Exhibit No.	Exhibit
10.1	2006-2008 Long Term Incentive Plan

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERMOUNTAIN COMMUNITY BANCORP (Registrant)
May 11, 2006	By:	/s/ Curt Hecker
Date		Curt Hecker
President and Chief Executive Officer

May 11, 2006	By:	/s/ Doug Wright
Date		Doug Wright
Executive Vice President and Chief Financial Officer