Form 10-Q
period 2006-06-30
INTERMOUNTAIN COMMUNITY BANCORP
filed 2006-08-14
CIK 1284506

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2006
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
☐  Large Accelerated filer     ☐  Accelerated filer     ☑  Non Accelerated filer
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐     No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of August 8, 2006

Common Stock (no par value)	7,311,919

Intermountain Community Bancorp
FORM 10-Q
For the Quarter Ended June 30, 2006

PART I — Financial Information
Item 1 — Financial Statements
Intermountain Community Bancorp
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2006	2005
	(Dollars in thousands)
ASSETS:
Cash and cash equivalents:
Interest bearing	$28	$250
Non-interest bearing and vault	23,696	23,625
Restricted	1,030	774
Federal funds sold	5,200	11,080
Available for sale securities, at fair value	76,508	83,847
Held to maturity securities, at amortized cost	7,350	6,749
Federal Home Loan Bank of Seattle (FHLB) stock, at cost	1,774	1,774
Loans held for sale	7,746	5,889
Loans receivable, net	610,690	555,036
Accrued interest receivable	5,224	4,992
Office properties and equipment, net	19,581	15,545
Bank-owned life insurance	7,245	7,095
Goodwill	11,399	11,399
Other intangible assets	965	1,051
Prepaid expenses and other assets, net	6,421	4,576

Total assets	$784,857	$733,682

LIABILITIES:
Deposits	$640,876	$597,519
Securities sold subject to repurchase agreements	39,086	37,799
Advances from Federal Home Loan Bank of Seattle	5,000	5,000
Cashiers checks issued and payable	4,973	6,104
Accrued interest payable	1,325	1,074
Other borrowings	17,934	16,527
Accrued expenses and other liabilities	5,110	5,386

Total liabilities	714,304	669,409

Commitments and contingent liabilities

STOCKHOLDERS’ EQUITY:
Common stock, no par value; 24,000,000 shares authorized; 7,345,929 and 6,598,810 shares issued and 7,304,452 and 6,577,290 shares outstanding	58,803	43,370
Accumulated other comprehensive income (loss)	(1,254)	(1,337)
Retained earnings	13,004	22,240

Total stockholders’ equity	70,553	64,273

Total liabilities and stockholders’ equity	$784,857	$733,682

The accompanying notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
Interest income:
Loans	$12,970	$8,785	$24,577	$16,327
Investments	943	959	1,964	1,892

Total interest income	13,913	9,744	26,541	18,219

Interest expense:
Deposits	2,955	1,959	5,607	3,572
Other borrowings	715	610	1,400	1,060

Total interest expense	3,670	2,569	7,007	4,632

Net interest income	10,243	7,175	19,534	13,587

Provision for losses on loans	(762)	(994)	(666)	(1,292)

Net interest income after provision for losses on loans	9,481	6,181	18,868	12,295

Other income:
Fees and service charges	2,813	2,145	4,867	3,869
Bank owned life insurance	77	73	152	147
Loss on sale of securities	(983)	(2)	(983)	(41)
Other	457	253	769	535

Total other income	2,364	2,469	4,805	4,510

Operating expenses	8,889	6,197	16,594	12,003

Income before income taxes	2,956	2,453	7,079	4,802

Income tax provision	(1,117)	(879)	(2,678)	(1,733)

Net income	$1,839	$1,574	$4,401	$3,069

Earnings per share — basic	$0.25	$0.25	$0.61	$0.49

Earnings per share — diluted	$0.24	$0.23	$0.57	$0.45

Weighted average shares outstanding — basic	7,293,887	6,351,178	7,270,770	6,312,954

Weighted average shares outstanding — diluted	7,680,719	6,860,357	7,666,945	6,849,679
The accompanying notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$4,401	$3,069
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	992	791
Stock based compensation	145	26
Net amortization of premiums on securities	31	152
Excess tax benefit related to stock based compensation	(36)	—
Tax benefit related to stock option exercises	137	—
Provisions for losses on loans	666	1,292
Amortization of core deposit intangibles	87	94
Loss on sale of securities	983	41
Loss on sale of loans	—	26
Gain on sale of other real estate owned	—	(88)
Net accretion of loan and deposit discounts and premiums	(54)	(75)
Increase in cash surrender value of bank-owned life insurance	(152)	(147)
Change in
Loans held for sale	(1,857)	(692)
Accrued interest receivable	(232)	(573)
Prepaid expenses and other assets	(3,079)	(920)
Accrued interest payable	251	444
Accrued expenses and other liabilities	(72)	3,268

Net cash provided by operating activities	2,211	6,708

Cash flows from investing activities:
Purchases of available-for-sale securities	(26,500)	(18,891)
Proceeds from calls or maturities of available-for-sale securities	29,165	9,303
Principal payments on mortgage-backed securities	3,833	6,807
Purchases of held-to-maturity securities	(649)	(1,929)
Proceeds from calls or maturities of held-to-maturity securities	—	25
Origination of loans, net of principal payments	(55,854)	(80,158)
Proceeds from sale of loans	—	1,278
Purchase of office properties and equipment	(3,900)	(3,031)
Net change in federal funds sold	5,880	8,330
Purchase of FHLB stock	—	(565)
Improvements and other changes in other real estate owned	795	—
Proceeds from sales of other real estate owned	—	526
Net decrease in restricted cash	(256)	1,005

Net cash used in investing activities	(47,486)	(77,300)

Intermountain Community Bancorp
Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
	(Dollars in thousands)
Cash flows from financing activities:
Net increase in demand, money market and savings deposits	$35,216	$28,141
Net increase in certificates of deposit	8,127	10,834
Net change in repurchase agreements	1,287	19,009
Net change in federal funds purchased	—	4,750
Excess tax benefit related to stock based compensation	36	—
Proceeds from exercise of stock options	181	570
Payments for fractional shares	—	(2)
Proceeds from credit line	375	—
Principal payments on Note Payable	(98)	—
Repayments of FHLB borrowings	—	(7,000)
Proceeds from FHLB borrowings	—	17,000

Net cash provided by financing activities	45,124	73,302

Net change in cash and cash equivalents	(151)	2,710
Cash and cash equivalents, beginning of period	23,875	14,202

Cash and cash equivalents, end of period	$23,724	$16,912

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$6,744	$4,151
Income taxes	3,550	1,998

Noncash investing and financing activities:
Restricted stock issued	435	338
10% Stock Dividend	13,637	—
Purchase of land	1,130	—
Loans converted to Other Real Estate Owned	398	—
The accompanying notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		June 30,
	2006	2005	2006	2005
	(Dollars in thousands)		(Dollars in thousands)
Net income	$1,839	$1,574	$4,401	$3,069

Other comprehensive income (loss):
Change in unrealized losses on investments, net of reclassification adjustments	572	778	126	(454)
Less deferred income tax provision	(237)	(306)	(43)	178

Net other comprehensive income (loss)	335	472	83	(276)

Comprehensive income	$2,174	$2,046	$4,484	$2,793

The accompanying notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp
Notes to Consolidated Financial Statements
1.	Basis of Presentation:

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

The Company had an advance from the Federal Home Loan Bank of Seattle totaling $5.0 million at June 30, 2006. The advance bears a fixed interest rate of 2.71% and matures on June 18, 2008.

3.	Other Borrowings:

The components of other borrowings are as follows (in thousands):

	June 30,	December 31,
	2006	2005
Term note payable (1)	$8,279	$8,279
Term note payable (2)	8,248	8,248
Term note payable (3)	1,032	—
Line of credit (4)	375	—

Total other borrowings	$17,934	$16,527

(1)	In January 2003, Intermountain issued $8.0 million of debentures through its subsidiary Intermountain Statutory Trust I. The debt associated with these securities bears interest at 6.75%. Interest only payments have been made on a quarterly basis starting in June 2004. The debt is callable by Intermountain in March 2008 and matures in March 2033.

(2)	In March 2004, Intermountain issued $8.0 million of debentures through its subsidiary Intermountain Statutory Trust II. The debt associated with these securities bears interest based on the London Interbank Offering Rate (LIBOR) plus 2.80% (7.87% at June 30, 2006). The rate is adjusted and paid quarterly. The debt is callable by Intermountain in March 2009 and matures in March 2034.

(3)	In February 2006, Intermountain entered into a note payable agreement to purchase land in Sandpoint, Idaho. The debt associated with the land purchase bears interest at a fixed rate of 6.65% and matures in February 2026. The land was purchased for the construcion of the Sandpoint Financial and Technical Center.

(4)	In January 2006, Intermountain entered into a line of credit agreement with US Bank. The line of credit has a limit of $5.0 million and a variable interest rate of one-month LIBOR plus 1.50% (6.61% at June 30, 2006).
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

4.	Earnings Per Share:

The following table presents the basic and diluted earnings per share computations:

	Three Months Ended June 30,
	(Dollars in thousands, except per share amounts)
	2006			2005
		Weighted			Weighted
	Net	Avg.	Per Share	Net	Avg.	Per Share
	Income	Shares(1)	Amount	Income	Shares(1)	Amount
Basic computations	$1,839	7,293,887	$0.25	$1,574	6,351,178	$0.25

Effect of dilutive securities:
Common stock options		386,832	(0.01)		509,179	(0.02)

Diluted computations	$1,839	7,680,719	$0.24	$1,574	6,860,357	$0.23

Antidilutive options not included in diluted earnings per share		—			—

	Six Months Ended June 30,
	(Dollars in thousands, except per share amounts)
	2006			2005
		Weighted			Weighted
	Net	Avg.	Per Share	Net	Avg.	Per Share
	Income	Shares(1)	Amount	Income	Shares(1)	Amount
Basic computations	$4,401	7,270,770	$0.61	$3,069	6,312,954	$0.49

Effect of dilutive securities:
Common stock options		396,175	(0.04)		536,725	(0.04)

Diluted computations	$4,401	7,666,945	$0.57	$3,069	6,849,679	$0.45

Antidilutive options not included in diluted earnings per share		—			—

(1)	Weighted average shares outstanding have been adjusted for the 10% common stock dividend declared April 28, 2006, payable May 31, 2006 to shareholders of record on May 15, 2006.

5.	Operating Expenses:

The following table details Intermountain’s components of total operating expenses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		(Dollars in thousands)
Salaries and employee benefits	$5,563	$3,472	$10,180	$6,653
Occupancy expense	1,201	915	2,316	1,857
Advertising	274	172	432	303
Fees and service charges	231	205	450	509
Printing, postage and supplies	402	261	754	554
Legal and accounting	320	317	611	609
Other expense	898	855	1,851	1,518

Total operating expenses	$8,889	$6,197	$16,594	$12,003

6.	Equity Compensation Plans:

Effective January 1, 2006, the Company adopted FASB Statement No. 123 (R), “Share-Based Payment”. Statement 123 (R) requires that compensation cost relating to share-based payment transactions be recognized in financial statements. The cost is measured based on the fair value of the equity or liability instruments issued. Statement 123 (R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123 (R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting For Stock Issued to Employees”. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. The impact of Statement 123 (R), if it had been in effect, on the net earnings and related per share amounts for the years ended December 31, 2005, 2004 and 2003 was disclosed in the Company’s Form 10-K for the fiscal year ended December 31, 2005.

As the Company adopted Statement 123 (R) using the modified prospective transition method, prior periods have not been restated. Under this method, the Company is required to record stock-based compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding as of the beginning of the period of adoption. The Company measures stock-based compensation cost using the Black-Scholes option pricing model (assumptions noted in the following table) for unvested stock option grants and anticipates using this pricing model for future grants. The Company did not grant options to purchase Intermountain common stock during either the six months ended June 30, 2006 or 2005.Forfeitures did not affect the calculated expense based upon historical activities of option grantees.

Dividend yield	0.0%
Expected volatility	17.0% - 46.6%
Risk free interest rates	4.0% - 7.1%
Expected option lives	5 - 10 years
Under the 1999 Director Stock Option Plan, the 1999 Employee Plan and the 1988 Employee Plan (together, the “Stock Option Plans”), options to purchase Intermountain common stock have been granted to employees and directors at prices equal to the fair market value of the underlying stock on the dates the options were granted. The options vest 20% per year, over a five-year period, and expire in 10 years. At June 30, 2006, there were 242,059 shares available for grant.

For the six months ended June 30, 2006 and 2005, stock option compensation expense recognized related to the vesting of these options totaled and $71 thousand and $0, respectively. The Company has approximately $335 thousand remaining to expense related to the non-vested stock options outstanding at June 30, 2006. This expense recognized under the provisions of FAS 123 (R) will be recorded over a weighted average period of 20.3 months and was based on the fair calculated using the Black-Scholes valuation model (assumptions noted in above table).
A summary of the changes in stock options outstanding for the six months ended June 30, 2006 is presented below (dollars in thousand, except per share amounts)

		Weighted	Weighted
	Number	Average	Average	Aggregate
	of	Exercise	Remaining	Intrinsic
	Shares(1)	Price(1)	life(Years)	Value
Outstanding at January 1, 2006	634,645	$5.69
Granted	—	—
Exercises	(36,845)	4.90		$539
Forfeited	(396)	14.24

Outstanding at June 30, 2006	597,404	5.73	4.78	9,929

Exercisable at June 30, 2006	513,555	$5.13	3.97	$8,111

1)	Shares and Weighted-Average Exercise Price have been adjusted for the 10% common stock dividend declared April 28, 2006, payable May 31, 2006 to shareholders of record on May 15, 2006.
In 2003, shareholders approved a change to the 1999 Employee Option Plan to provide for the granting of restricted stock awards. The Company has granted restricted stock to directors and employees beginning in 2005. The restricted stock vests 20% per year, over a five-year period. The Company granted 23,402 and 23,125 restricted shares with an intrinsic value of $486 thousand and $342 thousand and a weighted-average grant date fair value of $345 thousand and $451 thousand, during the six months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006 and 2005, restricted stock compensation expense totaled $52 thousand and $3 thousand, respectively.
Total stock based compensation expense related to stock options and restricted stock grants recorded in the six months ended June 30, 2006 and 2005 totaled $123 thousand and $3 thousand, respectively. Other expense related to stock options issued below market price at issue date totaled $22 thousand for both the six months ended June 30, 2006 and 2005.
A summary of the Company’s nonvested restricted shares as of June 30, 2006 and changes during the six months ended June 30, 2006, is presented below:

		Weighted-
		Average
		Grant-Date
Nonvested Shares	Shares (2)	Fair Value
Nonvested at January 1, 2006	22,919	$15.06
Granted	23,402	19.29
Vested	(4,392)	15.05
Forfeited	(220)	15.05

Nonvested at June 30, 2006	41,709	$17.43

2)	Shares and Weighted-Average Grant-Date Fair Value have been adjusted for the 10% common stock dividend declared April 28, 2006, payable May 31, 2006 to shareholders of record on May 15, 2006.

The following table provides additional details regarding exercises of stock option for the six months ended June 30, 2006 and 2005:

	Six Months Ended
	June 30,
	2006	2005
	(Dollars in thousands)
Number of options exercised	36,845	134,421
Cash Received	$181	$570
Tax Benefit
-Based on Black-Scholes fair value	128	122
-Benefit in excess of Black-Scholes fair value	36	37
Intrinsic Value	539	1,563
7.	Subsequent Events:

At the July 20, 2006 Board of Directors meeting, the Board approved a revision to Intermountain’s Articles of Incorporation to increase the number of authorized shares to 26,400,000 from 24,000,000. This amendment was adopted in connection with Intermoutain’s recent 10% stock dividend, and did not require shareholder approval.

On July 11, 2006, the Company entered into a $30.0 million structured repurchase agreement with JP Morgan. The purpose of the structured repurchase agreement was to provide net interest margin protection in the event of a declining interest rate cycle.

8.	New Accounting Policies:

On June 1, 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS No.154”). SFAS No. 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting and reporting a change in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application for voluntary changes in accounting principle, unless it is impracticable to determine either the cumulative effect or the period-specific effects of the change. The requirements became effective for the Company for accounting changes beginning January 1, 2006. The Company has adopted SFAS No. 154.

In March 2006, the FASB issued SFAS 156 “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140 (“SFAS No. 156”). SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. It requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value. SFAS No. 156 permits an entity to choose either an amortization or fair value measurement method for each class of separately recognized servicing assets and servicing liabilities. It also permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights. Lastly, it requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and servicing liabilities. Adoption of the initial measurement provision of this statement is required immediately. The adoption of this provision had no significant effect on the Company’s Consolidated Financial Statements. The Company is required to adopt all other provisions of this statement beginning in 2007 although earlier adoption was permitted in 2006. As of June 30, 2006, the Company had not adopted the remaining provisions of SFAS No. 156. Management is currently evaluating the impact that the adoption of the remaining provisions of SFAS No. 156 will have on its consolidated financial statements.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN No. 48”). This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. Intermountain is currently assessing the impact, if any, that the adoption of this Interpretation will have on its consolidated financial statements.

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
     Intermountain conducts its primary business through its bank subsidiary, Panhandle State Bank. Panhandle maintains its main office in Sandpoint, Idaho and has 17 other branches. In addition to the main office, seven branch offices operate under the name of Panhandle State Bank, eight of the branches operate under the name of Intermountain Community Bank, a division of Panhandle State Bank and two operate under the name of Magic Valley Bank, a division of Panhandle State Bank. Effective November 2, 2004, Panhandle acquired Snake River Bancorp, Inc. (“Snake River”), which included two branches now operating under the name of Magic Valley Bank, a division of Panhandle State Bank. In April 2006, Intermountain opened a branch in Spokane, Washington. Intermountain focuses its banking and other services on individuals, professionals, and small to medium-sized businesses throughout its market area.
     In April 2006, the company announced plans to build a second branch in Twin Falls, Idaho, which is scheduled to open in September 2006. In addition, the Company announced plans to build a branch in Spokane Valley, Washington to replace the current Spokane Valley branch. This branch is schedule to open in spring 2007. In April 2006, the company also announced plans to construct a 90,000 square foot Financial and Technical Center in Sandpoint, Idaho. Groundbreaking ceremonies were held on July 19, 2006, with completion expected in October 2007. Intermountain will occupy approximately 60% of the building as it relocates its Sandpoint branch and administrative offices. These expansions will allow the company to better serve its existing customer base and expand its banking focus into future targeted market areas.
     At June 30, 2006, Intermountain had total consolidated assets of $784.9 million. Intermountain’s subsidiary, Panhandle State Bank is regulated by the Idaho Department of Finance, the State of Washington Department of Financial Institutions, the Oregon Division of Finance and Corporate Securities, and the Federal Deposit Insurance Corporation (“FDIC”), its primary federal regulator and the insurer of its deposits. Intermountain competes with a number of international banking groups, out-of-state banking companies, state banking organizations, local community banks, savings banks, savings and loans, and credit unions throughout its market area. Based on asset size at June 30, 2006, Intermountain is the largest independent commercial bank headquartered in the state of Idaho.
     Intermountain offers many different banking and financial services to its communities including lending activities, deposit services, investment and other services. Intermountain offers a variety of loans tailored to meet the credit needs of the communities it serves. Types of loans offered include consumer, real estate, business and agricultural. A full range of deposit services are available including checking, savings and money market as well as various types of certificates of deposit. Investment services are provided through third-party vendors, including annuities, securities, mutual funds and brokerage services.
     Intermountain operates a multi-branch banking system with branches operating in a decentralized community bank structure, and plans expansion in markets that are within 150 miles of its existing branches. The Company is pursuing a balance of asset and earnings growth by focusing on increasing market share in its present locations, the opening of new branches, and merging with or acquiring community banks. There can be no assurance that Intermountain will be successful in executing these plans.
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
     Income Recognition. Intermountain recognizes interest income by methods that conform to general accounting practices within the banking industry. In the event management believes collection of all or a portion of contractual interest on a loan has become doubtful, which generally occurs after the loan is 90 days past due, Intermountain discontinues the accrual of interest and reverses any previously accrued interest recognized in income deemed uncollectible. Interest received on nonperforming loans is included in income only if recovery of the principal is reasonably assured. A nonperforming loan is restored to accrual status when it is brought current or when brought to less than 90 days delinquent, has performed in accordance with contractual terms for a reasonable period of time, and when the collectibility of the total contractual principal and interest is no longer in doubt.
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
     The amount of the allowance for the various loan types represents management’s estimate of probable incurred losses inherent in the existing loan portfolio based upon historical loss experience and other factors for each loan type. The allowance for loan losses related to impaired loans which are collateralized is based on the fair value of the collateral as determined by management evaluation. This evaluation requires management to make estimates of the value of the collateral and any associated holding and selling costs.
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
     Management believes the allowance for loan losses was adequate at June 30, 2006. While management uses available information to provide for loan losses, the ultimate collectibility of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions and other relevant factors. A slowdown in economic activity could adversely affect cash flows for both commercial and individual borrowers, which could cause Intermountain to experience increases in nonperforming assets, delinquencies and losses on loans.
     Investments. Assets in the investment portfolios are initially recorded at cost, including any premiums and discounts. Intermountain amortizes premiums and discounts as an adjustment to interest income using the interest yield method over the life of the security. The cost of investment securities sold, and any resulting gain or loss, is based on the specific identification method.
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
     Management evaluates investment securities for other than temporary declines in fair value on a periodic basis. If the fair value of investment securities were to fall below their amortized cost and the decline is deemed to be other than temporary, the securities would be written down to current market value and the write down would be deducted from earnings. There were no investment securities which management identified to be other-than-temporarily impaired for the six months ended June 30, 2006. Charges to income could occur in future periods due to a change in management’s intent to hold the investments to maturity, a change in management’s assessment of credit risk, or a change in regulatory or accounting requirements.

     Goodwill and Other Intangible Assets. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible elements in the business acquired, and is dependent upon Intermountain’s ability to provide quality, cost effective services in a competitive market place. As such, goodwill is supported ultimately by the revenue that is driven by the volume of business transacted. A decline in earnings as a result of a lack of growth or the inability to deliver cost effective services over sustained periods would lead to impairment of goodwill that could adversely impact earnings in future periods. Goodwill is not amortized, but is subjected to impairment analysis periodically. No impairment was considered necessary during the six months ended June 30, 2006. However, future events could cause management to conclude that Intermountain’s goodwill is impaired, which would result in the recording of an impairment loss. Any resulting impairment loss could have a material adverse impact on Intermountain’s financial condition and results of operations.
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
     An allowance for losses on real estate owned is designed to include amounts for estimated losses as a result of impairment in value of the real property after repossession. Intermountain reviews its real estate owned for impairment in value whenever events or circumstances indicate that the carrying value of the property may not be recoverable. In performing the review, if expected future undiscounted cash flow from the use of the property or the fair value less selling costs from the disposition of the property is less than its carrying value, an allowance for loss is recognized. As a result of changes in the real estate markets in which these properties are located, it is reasonably possible that the carrying values could be reduced in the near term.
Intermountain Community Bancorp
Comparison of the Three and Six Month Periods Ended June 30, 2006 and 2005
Results of Operations
     Overview. Intermountain recorded net income of $1.8 million, or $0.24 per diluted share, for the three months ended June 30, 2006, compared with net income of $1.6 million, or $0.23 per diluted share, for the three months ended June 30, 2005. Intermountain recorded net income of $4.4 million, or $0.57 per diluted share, for the six months ended June 30, 2006, compared with net income of $3.1 million, or $0.45 per diluted share, for the six months ended June 30, 2005. The increases primarily reflect steady balance sheet growth, an improving net interest margin and strong gains in other income, excluding a loss on the sale of securities. Net income for the quarter ended June 30, 2006 was reduced by a loss on the sale of investment securities of $983,000 as the company restructured its investment portfolio. The company undertook the restructuring to improve both its expected future investment yield and reduce long-term portfolio risk, and expects to recoup the pre-tax loss within 9 months from higher portfolio earnings.
     Impacted by the securities losses and costs associated with the start-up of several new branches, the annualized return on average assets (“ROA”) was 0.96% and 0.98% for the three months ended June 30, 2006 and 2005, respectively, and 1.18% and 0.98% for the six months ended June 30, 2006 and 2005, respectively. The annualized return on average equity (“ROE”) was 10.6% and 13.5% for the three months ended June 30, 2006 and 2005, respectively, and 13.1% and 13.4% for the six months ended June 30, 2006 and 2005, respectively.
     Net Interest Income. The most significant component of earnings for the Company is net interest income, which is the difference between interest income, primarily from the Company’s loan and investment portfolios, and interest expense, primarily on deposits and other borrowings. During the three months ended June 30, 2006 and 2005, net interest income was $10.2 million and $7.2 million, respectively, an increase of 42.8%. During the six months ended June 30, 2006 and 2005, net interest income was $19.5 million and $13.6 million, respectively, an increase of 43.8%. The increase resulted primarily from increases in the balance of interest-earning assets and a growing net interest margin as yields on assets increased at a faster pace than the increase in the cost of deposits and borrowings.

     Average interest-earning assets increased by 12.6% to $695.6 million for the three months ended June 30, 2006, compared to $617.6 million for the three months ended June 30, 2005. Average loans increased by 24.3% or $117.3 million, while average investments decreased by 29.3% or $39.4 million over the same period in 2005. The changes in the components of average interest-earning assets are due to a combination of strong loan growth in the company’s existing markets, partially offset by the principal paydowns and maturities in securities portfolio during the year. During the three months ending June 30, 2006, the company restructured its securities portfolio, selling approximately $24.2 million in lower yielding securities and purchasing approximately $26.3 million of high yielding securities. Average interest-bearing liabilities increased by 13.7% or $81.3 million over June 30, 2005, driven by increases in average deposits and other borrowings of 17.2% or $90.4 million and 4.7% or $2.4 million, respectively. The average balance of advances decreased by $11.5 million or 69.7% during this same period. Deposit increases reflected growth in the bank’s existing markets. The decrease in average investments helped fund loan growth both during the three and six months ended June 30, 2006, resulting in a decrease in the average balance of advances during the three months ended June 30, 2006. Average net interest spread during the three months ended June 30, 2006 and 2005 was 5.84% and 4.59%, respectively. Higher yields on loans and securities combined to produce this increase, which was partially offset by an increase in the cost of interest- bearing liabilities and other funding costs.
     Average interest-earning assets increased by 12.8% to $667.3 million for the six months ended June 30, 2006, compared to $591.6 million for the six months ended June 30, 2005. Average loans increased by 22.4% or $103.2 million, while average investments decreased by 21.0% or $27.6 million over the same period in 2005. The increase in the components of average interest-earning assets largely mirrored the quarter-over-quarter results, with significant loan growth from existing markets and a decrease in the investment portfolio due to principal paydowns and maturities. Average interest-bearing liabilities increased by 17.1% or $97.5 million, while average deposits and other borrowings increased by 18.9% or $96.4 million and 11.5% or $5.7 million, respectively. The average balance of advances decreased by $4.6 million or 47.8%. The same factors from the quarterly results also influenced year to date results, with the decrease in average investments and deposit growth funding loan growth.. Average net interest spread during the six months ended June 30, 2006 and 2005 was 5.90% and 4.57%, respectively. Asset-side yield and mix improvements generated the increase, partially offset by increases in the cost of interest bearing liabilities, resulting from increased deposit costs and additional use of non-deposit borrowings.
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
     Intermountain recorded provisions for losses on loans of $762 thousand and $994 thousand for the three months ended June 30, 2006 and 2005, respectively. Intermountain recorded provisions for losses on loans of $666 thousand and $1.3 million for the six months ended June 30, 2006 and 2005, respectively. The provision reflects the analysis and assessment of the relevant factors mentioned in the preceding paragraph. The decrease in the loss provision from the prior period resulted from improvement in loan portfolio credit quality and a refinement in the calculation of the loan loss reserve for the loan portfolio.
     The following table summarizes loan loss allowance activity for the periods indicated.

	Six Months Ended June 30,
	2006	2005
	(Dollars in thousands)
Balance at January 1	$8,517	$6,902
Allowance associated with the sale of loans	—	(96)
Provision for losses on loans	666	1,292
Amounts written off net of recoveries	(59)	(11)

Balance at June 30	$9,124	$8,087

     At June 30, 2006, Intermountain’s total classified assets were $7.2 million, compared with $5.4 million at June 30, 2005. Total nonperforming loans were $1.2 million at June 30, 2006, compared with $1.3 million at June 30, 2005. The increase in classified assets was primarily attributable to the increase in the loan portfolio and the addition of three loan relationships, all of which management feels are adequately collateralized and provided for in the allowance for loan loss. At June 30, 2006, Intermountain’s loan delinquency rate (30 days to 60 days) as a percentage of total loans was 0.17%, compared with 0.24% at June 30, 2005.

     Other Income. Total other income was $2.4 million and $2.5 million for the three months ended June 30, 2006 and 2005, respectively. Loss on sale of securities was $983 thousand and $2 thousand for the three months ended June 30, 2006 and 2005, respectively. During the three months ended June 30, 2006, Intermountain restructured its investment portfolio, selling approximately $24.2 million of lower yielding securities and purchasing approximately $26.3 million of higher yielding securities. This transaction resulted in a $983,000 loss on the sale of the securities. The company anticipates recouping the loss within 9 months of the transaction through higher yields on the new securities. Fees and service charge income increased by 31.1% to $2.8 million for the three months ended June 30, 2006 from $2.1 million for the same period last year. Total other income was $4.8 million and $4.5 million for the six months ended June 30, 2006 and 2005, respectively. Fees and service charge income increased by 25.8% to $4.9 million for the six months ended June 30, 2006 from $3.9 million for the same period last year, driven by continued strong mortgage activity, resulting in income from the sale of these loans.. For both the three and six months ended June 30, 2006, deposit service fees also increased, reflecting continued account and customer growth and increases in the deposit fee structure. Contract income from the bank’s secured deposit program also contributed to the increase in other income for the three and six months ended June 30, 2006.
     Operating Expenses. Operating expenses were $8.9 million for the three months ended June 30, 2006, a 43.4% increase compared to $6.2 million for the three months ended June 30, 2005. Operating expenses were $16.6 million for the six months ended June 30, 2006, a 38.2% increase compared to $12.0 million for the six months ended June 30, 2005. Recruitment expenses, building expenses and expanded staffing from the addition of the three new branches in Fruitland, Kellogg and downtown Spokane contributed to the increase in operating expenses over the three and six months ended June 30, 2005.
     Salaries and employee benefits were $5.6 million for the three months ended June 30, 2006, a 60.3% increase compared to $3.5 million for the three months ended June 30, 2005. Salaries and employee benefits were $10.2 million for the six months ended June 30, 2006, a 53.0% increase compared to $6.7 million for the six months ended June 30, 2005. The employee costs reflected increased recruitment costs and increased branch staffing as noted above, increased mortgage banking staff and additional administrative staff as a result of continued branch growth and expansion. At June 30, 2006, full-time-equivalent employees totaled 385, compared with 290 at June 30, 2005.
     Occupancy expenses were $1.2 million for the three months ended June 30, 2006, a 31.2% increase compared to $915 thousand for the same period one year ago. Occupancy expenses were $2.3 million for the six months ended June 30, 2006, a 24.7% increase compared to $1.9 million for the six months ended June 30, 2005. The increase was primarily due to costs associated with the three branches added in the first six months of 2006, additional square footage associated with administrative staff needed to support bank growth, and additional software and hardware costs related to the addition of new branch and administrative support staff.
     Income Tax Provision. Intermountain recorded federal and state income tax provisions of $1.1 million and $879 thousand for the three months ended June 30, 2006 and 2005, respectively. Intermountain recorded federal and state income tax provisions of $2.7 million and $1.7 million for the six months ended June 30, 2006 and 2005, respectively. The increased tax provision in 2006 over 2005 is due to the increase in pre-tax income. The effective tax rates were 37.8% and 35.8% for the three month ended June 30, 2006 and 2005, respectively. The effective tax rates were 37.8% and 36.1% for the six months ended June 30, 2006 and 2005, respectively. The increase in the effective tax rate reflects the company’s movement into a higher tax bracket and the expiration of several federal tax breaks at the end of 2005.
Financial Position
     Assets. At June 30, 2006, Intermountain’s assets were $784.9 million, up $51.2 million or 7.0% from $733.7 million at December 31, 2005. The growth in assets primarily reflected an increase in loans receivable offset by a small decrease in investments. The increase in loans receivable was funded by increases in customer deposits, decreases in investments and increased levels of repurchase agreements.
     Investments. Intermountain’s investment portfolio at June 30, 2006 was $83.9 million, a decrease of $6.7 million or 7.4% from the December 31, 2005 balance of $90.6 million. The decrease was primarily due to principal paydowns on the mortgage-backed securities portfolio and investment maturities. Funds from the net decrease were used to help fund the expansion of the loan portfolio. In May 2006, Intermountain sold approximately $24.2 million in lower yielding securities and replaced them with approximately $26.3 million of higher yielding securities. Intermountain realized a $983 thousand loss on the sale, which it anticipates recouping within the next 9 months through the higher yields on the purchases securities. As of June 30, 2006, the balance of the unrealized loss was $2.1 million, compared to an unrealized loss at December 31, 2005 of $2.2 million. Fluctuations in prevailing interest rates continue to cause volatility in this component of accumulated comprehensive loss in stockholders’ equity and may continue to do so in future periods.

     Loans Receivable. At June 30, 2006 net loans receivable totaled $610.7 million, up $55.7 million or 10.0% from $555.0 million at December 31, 2005. The increase reflects net increases in business and agricultural loans. During the six months ended June 30, 2006, total loan originations were $341.0 million compared with $288.4 million for the prior year’s comparable period, reflecting growing loan demand in the company’s markets. Continued increases in loan demand are anticipated over the next six months as a result of strong local economies, build-out in the bank’s new markets, and increases in the bank’s market share.
     The following table sets forth the composition of Intermountain’s loan portfolio. Loan balances exclude deferred loan origination costs and fees and allowances for loan losses.

	June 30, 2006		December 31, 2005
	Amount	%	Amount	%
	(Dollars in thousands)
Commercial (includes commercial real estate)	$475,164	76.51	$425,005	75.28
Residential real estate	111,648	17.98	107,554	19.05
Consumer	31,351	5.05	29,109	5.16
Municipal	2,870	0.46	2,856	0.51

Total loans receivable	621,033	100.00	564,524	100.00

Net deferred origination fees	(1,219)		(971)
Allowance for losses on loans	(9,124)		(8,517)

Loans receivable, net	$610,690		$555,036

Weighted average yield at end of period	7.25%		7.90%
The following table sets forth Intermountain’s loan originations.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2006	2005	% Change	2006	2005	% Change
	(Dollars in thousands)
Commercial (includes commercial real estate)	$169,783	$132,671	28.0	$273,202	$223,500	22.2
Residential real estate	32,386	27,973	15.8	54,470	46,956	16.0
Consumer	7,347	10,903	(32.6)	13,000	17,938	(27.5)
Municipal	243	—	—	322	50	544.9

Total loans originated	$209,759	$171,547	22.3	$340,994	$288,444	18.2

     Office Properties and Equipment. Office properties and equipment increased 26.0% to $19.6 million from $15.5 million at December 31, 2005, due primarily to the construction of the new Twin Falls branch, the acquisition of land for Fruitland future expansion and the building of the Sandpoint Financial and Technical Center.
     BOLI and All Other Assets. Bank-owned life insurance (“BOLI”) and other assets increased to $18.9 million at June 30, 2006 from $16.7 million at December 31, 2005, due primarily to an increase in the net deferred tax asset, an increase in prepaid expenses, and an increase in accrued interest receivable.
     Deposits. Total deposits increased $43.4 million or 7.3% to $640.9 million at June 30, 2006, from $597.5 million at December 31, 2005, primarily due to increases in interest bearing demand accounts and savings and certificates of deposit accounts. The deposit market remains very competitive, with leveraged competitors offering high interest rates on various deposit products, particularly certificates of deposit. In response, Intermountain is refocusing its sales efforts on expanding deposit sales in its existing markets by targeting market segments with high levels of excess funds and concentrating on strengthening existing depositor relationships.

     The following table sets forth the composition of Intermountain’s deposit accounts at the dates indicated.

	June 30, 2006		December 31, 2005
	Amount	%	Amount	%
		(Dollars in thousands)
Demand	$147,166	23.0	$132,440	22.2
NOW and money market 0.0% to 5.80%	229,798	35.9	216,034	36.2
Savings and IRA 0.0% to 6.35%	80,490	12.5	73,763	12.3
Certificate of deposit accounts	183,422	28.6	175,282	29.3

Total deposits	$640,876	100.0	$597,519	100.0

Weighted average interest rate on certificates of deposit		4.00%		3.45%
     Borrowings. Deposit accounts are Intermountain’s primary source of funds. Intermountain does, however, rely upon advances from the Federal Home Loan Bank of Seattle, repurchase agreements and other borrowings to supplement its funding and to meet deposit withdrawal requirements. These borrowings totaled $62.0 million and $59.3 million at June 30, 2006 and December 31, 2005, respectively. The increase is due primarily to additional borrowings to fund loan portfolio growth. See “Liquidity and Sources of Funds” for additional information.
Interest Rate Risk
     The results of operations for financial institutions may be materially and adversely affected by changes in prevailing economic conditions, including rapid changes in interest rates, declines in real estate market values and the monetary and fiscal policies of the federal government. Like all financial institutions, Intermountain’s net interest income and its NPV (the net present value of financial assets, liabilities and off-balance sheet contracts), are subject to fluctuations in interest rates. Intermountain utilizes various tools to assess and manage interest rate risk, including an internal income simulation model that seeks to estimate the impact of various rate changes on the net interest income and net income of the bank. This model is validated by comparing results against various third-party estimations. Currently, the model and third-party estimates indicate that Intermountain is slightly asset-sensitive. An asset-sensitive bank generally sees improved net interest income in a rising rate environment, as its assets reprice more rapidly and/or to a greater degree than its liabilities. The opposite is true in a falling interest rate environment. When market rates fall, an asset-sensitive bank tends to see declining income.
     To minimize the long-term impact of fluctuating interest rates on net interest income, Intermountain promotes a loan pricing policy of utilizing variable interest rate structures that associates loan rates to Intermountain’s internal cost of funds and to the nationally recognized prime lending rate. This approach historically has contributed to a consistent interest rate spread and reduces pressure from borrowers to renegotiate loan terms during periods of falling interest rates. Intermountain currently maintains over fifty percent of its loan portfolio in variable interest rate assets.
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
     As discussed above, Intermountain uses a simulation model designed to measure the sensitivity of net interest income and net income to changes in interest rates. This simulation model is designed to enable Intermountain to generate a forecast of net interest income and net income given various interest rate forecasts and alternative strategies. The model is also designed to measure the anticipated impact that prepayment risk, basis risk, customer maturity preferences, volumes of new business and changes in the relationship between long-term and short-term interest rates have on the performance of Intermountain. The results of the current modeling are within guidelines established by the company and reflect marginal performance improvement in the case of a rising rate environment, and a slight negative impact in a falling rate environment. Given its current asset-sensitivity, Intermountain has implemented certain actions to protect the company’s financial performance in a period of falling market interest rates, including extending its investment portfolio duration and promoting more fixed-rate loans.
     Intermountain is continuing to pursue three strategies to manage the long-term level of its interest rate risk while increasing its net interest income and net income; 1) through the origination and retention of variable-rate consumer, business banking, construction and commercial real estate loans, which generally have higher yields than residential permanent loans; 2) by the origination of certain long-term fixed-rate loans and investments that may provide protection should market rates begin to decline; and 3) by increasing the level of its core deposits, which are generally a lower-cost, less rate-sensitive funding source than wholesale borrowings. There can be no assurance that Intermountain will be successful implementing any of these strategies or that, if these strategies are implemented, they will have the intended effect of reducing interest rate risk or increasing net interest income.
     Intermountain also uses gap analysis, a traditional analytical tool designed to measure the difference between the amount of interest-earning assets and the amount of interest-bearing liabilities expected to reprice in a given period. Intermountain calculated its one-year cumulative repricing gap position to be negative 28% and a negative 26% at June 30, 2006 and December 31, 2005, respectively. Management attempts to maintain Intermountain’s gap position between positive 20% and negative 35%. At June 30, 2006 and December 31, 2005, Intermountain’s gap positions were within guidelines established by its Board of Directors. Management is pursuing strategies to increase its net interest income without significantly increasing its cumulative gap positions in future periods. There can be no assurance that Intermountain will be successful implementing these strategies or that, if these strategies are implemented, they will have the intended effect of increasing its net interest income. See “Results of Operations — Net Interest Income” and “Capital Resources.”
Liquidity and Sources of Funds
     Intermountain’s primary sources of funds from assets include the collection of loan principal and interest payments, cash flows from various securities it invests in, and occasional sales of loans, investments or other assets. Liability financing sources consist primarily of customer deposits, advances from FHLB Seattle and other borrowings. Deposits increased to $640.9 million at June 30, 2006 from $597.5 million at December 31, 2005, primarily due to increases in interest bearing demand accounts, non-interest demand accounts and certificates of deposit. The net increase in deposits and borrowings was used to fund the increase in loan volume. At June 30, 2006 and December 31, 2005, securities sold subject to repurchase agreements were $39.1 million and $37.8 million, respectively. These borrowings are required to be collateralized by investments with a market value exceeding the face value of the borrowings. Under certain circumstances, Intermountain could be required to pledge additional securities or reduce the borrowings.
     During the six months ended June 30, 2006, cash used in investing activities consisted primarily of the funding of new loan volumes. During the same period, cash provided by financing activities consisted primarily of increases in demand deposits, money market accounts and savings deposits.
     Intermountain’s credit line with FHLB Seattle provides for borrowings up to a percentage of its total assets subject to general collateralization requirements. At June 30, 2006, the Company’s credit line represented a total borrowing capacity of approximately $71.2 million, of which $5.0 million was being utilized. Intermountain also borrows on an unsecured basis from correspondent banks and other financial entities. Correspondent banks and other financial entities provided additional borrowing capacity of $30.0 million at June 30, 2006. As of June 30, 2006 there was $375,000 in unsecured funds borrowed.
     Intermountain actively manages its liquidity to maintain an adequate margin over the level necessary to support expected and potential loan fundings and deposit withdrawals. This is balanced with the need to maximize yield on alternate investments. The liquidity ratios may vary from time to time, depending on economic conditions, savings flows and loan funding needs.
Capital Resources
     Intermountain’s total stockholders’ equity was $70.6 million at June 30, 2006 compared with $64.3 million at December 31, 2005. The increase in total stockholders’ equity was primarily due to the increase in net income. Stockholders’ equity was 9.0% of total assets at June 30, 2006 compared with 8.8% at December 31, 2005. The increase in this ratio is due to the increase in total equity from net income at June 30, 2006 as compared to December 31, 2005 which was proportionately larger than the increase in assets. On May 31, 2006, Intermountain distributed a Board of Directors approved 10% stock dividend to shareholders of record on May 15, 2006.

     At June 30, 2006, Intermountain had an unrealized loss of $2.1 million on investments classified as available for sale compared with an unrealized loss of $2.2 million on investments classified as available for sale at December 31, 2005. Fluctuations in prevailing interest rates continue to cause volatility in this component of accumulated comprehensive loss in stockholders’ equity and may continue to do so in future periods.
     Intermountain issued and has outstanding $16.5 million of Trust Preferred Securities. The indentures governing the Trust Preferred Securities limits the ability of Intermountain under certain circumstances to pay dividends or to make other capital distributions. The Trust Preferred Securities are treated as debt of Intermountain. These Trust Preferred Securities can be called for redemption beginning in March 2008 by the Company at 100% of the aggregate principal plus accrued and unpaid interest. See Note 3 of “Notes to Consolidated Financial Statements.”
     Intermountain and Panhandle are required by applicable regulations to maintain certain minimum capital levels and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier I capital to average assets. Intermountain and Panhandle plan to enhance their capital resources and regulatory capital ratios through the retention of earnings and the management of the level and mix of assets, although there can be no assurance in this regard. At June 30, 2006, Intermountain and its subsidiary, Panhandle State Bank exceeded all such regulatory capital requirements and was “well-capitalized” pursuant to Federal Finance Institution Examination Council (“FFIEC”) regulations.
     The following tables set forth the amounts and ratios regarding actual and minimum core Tier 1 risk-based and total risk-based capital requirements, together with the amounts and ratios required in order to meet the definition of a “well-capitalized” institution as reported on the quarterly FFIEC call report at June 30, 2006.

					Well-Capitalized
	Actual		Capital Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets):
The Company	$84,382	11.84%	$56,997	8%	$71,247	10%
Panhandle State Bank	83,109	11.66%	56,997	8%	71,247	10%
Tier I capital (to risk-weighted assets):
The Company	75,473	10.59%	28,499	4%	42,748	6%
Panhandle State Bank	74,200	10.41%	28,499	4%	42,748	6%
Tier I capital (to average assets)
The Company	75,743	10.17%	29,680	4%	37,100	5%
Panhandle State Bank	74,200	9.95%	29,828	4%	37,285	5%
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

     The following table represents Intermountain’s on-and-off balance sheet aggregate contractual obligations to make future payments as of June 30, 2006.

	Payments Due by Period
		Less than		Over	More than
	Total	1 year	1 to 3 years	3 to 5 years	5 years
	(Dollars in thousands)
Long-term debt(1)	$49,688	$1,339	$7,674	$2,543	$38,132
Short-term debt (1)	39,480	39,480	—	—	—
Capital lease obligations	—	—	—	—	—

Operating lease obligations	8,617	846	1,353	844	5,574
Purchase obligations(2)	1,804	1,359	445	—	—
Other long-term liabilities reflected on the registrant’s balance sheet under GAAP	—	—	—	—	—

Total	$99,589	$43,024	$9,472	$3,387	$43,706

(1)	Includes interest payments.

(2)	Excludes recurring accounts payable, accrued expenses and other liabilities, repurchase agreements and customer deposits, all of which are recorded on the Company’s balance sheet.
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
SFAS No. 156 Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140 (SFAS No. 156”). In March 2006, the FASB issued SFAS No. 156 “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140” which requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. It requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value. SFAS No. 156 permits an entity to choose either an amortization or fair value measurement method for each class of separately recognized servicing assets and servicing liabilities. It also permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights. Lastly, it requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and servicing liabilities. Adoption of the initial measurement provision of this statement is required immediately. The adoption of this provision had no significant effect on the Company’s Consolidated Financial Statements. The Company is required to adopt all other provisions of this statement beginning in 2007 although earlier adoption was permitted in 2006. As of June 30, 2006, the Company had not adopted the remaining provisions of SFAS No. 156. Management is currently evaluating the impact that the adoption of the remaining provisions of SFAS No. 156 will have on its consolidated financial statements.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN No. 48”). This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. Intermountain is currently assessing the impact, if any, that the adoption of this Interpretation will have on its consolidated financial statements.
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
     Forward-looking statements provide our expectations or predictions of future conditions, events or results. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. These statements speak only as of the date they are made. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements were made. There are a number of factors, many of which are beyond our control, which could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements. These factors, some of which are discussed elsewhere in this report, include:
•	the strength of the United States economy in general and the strength of the local economies in which Intermountain conducts its operations;

•	the effects of inflation, interest rate levels and market and monetary fluctuations;

•	trade, monetary and fiscal policies and laws, including interest rate policies of the federal government;

•	applicable laws and regulations and legislative or regulatory changes;

•	the timely development and acceptance of new products and services of Intermountain;

•	the willingness of customers to substitute competitors’ products and services for Intermountain’s products and services;

•	Intermountain’s success in gaining regulatory approvals, when required;

•	technological and management changes;

•	growth and acquisition strategies;

•	Intermountain’s ability to successfully integrate entities that or have been acquired;

•	changes in consumer spending and saving habits; and

•	Intermountain’s success at managing the risks involved in the foregoing.

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
(b) Changes in Internal Controls: In the quarter ended June 30, 2006, Intermountain did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.
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
Item 1A Risk Factors
There have been no material changes from the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3 — Defaults Upon Senior Securities
Not applicable.
Item 4 — Submission of Matters to a Vote of Security Holders
(a)	The annual meeting of Shareholders of Intermountain Community Bancorp was held on April 28, 2006.

(b)	Not Applicable

(c)	A brief description of each matter voted upon at the Annual Meeting and the number of votes cast for, against or withheld, including a separate tabulation with respect to each nominee to serve on the Board is presented below:

1.	Election of 4 directors for terms expiring in 2009 and of 1 director for term expiring in 2007 or until their successors have been elected and qualified.

Directors with terms expiring in 2009:

Ford Elsaesser
Votes cast for:	3,321,968
Votes Withheld:	68,642

Curt Hecker
Votes cast for:	3,384,227
Votes Withheld:	6,383

Michael J. Romine
Votes cast for:	3,384,290
Votes Withheld:	6,320

Jerry Smith
Votes cast for:	3,384,965
Votes Withheld:	5,645
Directors with terms expiring in 2007:

Jim Patrick
Votes cast for:	3,387,608
Votes Withheld:	3,002
2.	To ratify the appointment of BDO Seidman, LLP as the independent public accountants for Intermountain Community Bancorp for 2006.

Votes cast for:	3,578,514
Votes Withheld:	12,885
Votes Abstained:	20,127
Item 5 — Other Information
Not Applicable
Item 6 — Exhibits

Exhibit No.	Exhibit
3.1	Articles of Incorporation, incorporating all amendments

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERMOUNTAIN COMMUNITY BANCORP
(Registrant)

August 11, 2006	By:	/s/ Curt Hecker

Date		Curt Hecker
President
and Chief Executive Officer

August 11, 2006	By:	/s/ Doug Wright

Date		Doug Wright
Executive Vice President
and Chief Financial Officer