Form 10-Q
period 2006-09-30
INTERMOUNTAIN COMMUNITY BANCORP
filed 2006-11-14
CIK 1284506

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2006
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
☐ Large Accelerated filer      ☐ Accelerated filer       ☑ Non Accelerated filer
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of November 7, 2006

Common Stock (no par value)	7,347,905

Intermountain Community Bancorp
FORM 10-Q
For the Quarter Ended September 30, 2006

PART I — Financial Information
Item 1 — Financial Statements
Intermountain Community Bancorp
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2006	2005
	(Dollars in thousands)
ASSETS:
Cash and cash equivalents:
Interest bearing	$196	$250
Non-interest bearing and vault	20,588	23,625
Restricted	722	774
Federal funds sold	38,110	11,080
Available for sale securities, at fair value	106,513	83,847
Held to maturity securities, at amortized cost	6,837	6,749
Federal Home Loan Bank of Seattle (FHLB) stock, at cost	1,779	1,774
Loans held for sale	6,856	5,889
Loans receivable, net	647,240	555,036
Accrued interest receivable	6,436	4,992
Office properties and equipment, net	21,433	15,545
Bank-owned life insurance	7,323	7,095
Goodwill	11,662	11,399
Other intangible assets	922	1,051
Prepaid expenses and other assets, net	5,602	4,576

Total assets	$882,219	$733,682

LIABILITIES:
Deposits	$688,644	$597,519
Securities sold subject to repurchase agreements	82,208	37,799
Advances from Federal Home Loan Bank of Seattle	5,000	5,000
Cashiers checks issued and payable	6,180	6,104
Accrued interest payable	1,932	1,074
Other borrowings	19,201	16,527
Accrued expenses and other liabilities	3,835	5,386

Total liabilities	807,000	669,409

Commitments and contingent liabilities

STOCKHOLDERS’ EQUITY:
Common stock, no par value; 26,400,000 shares authorized; 7,390,185 and 6,598,810 shares issued and 7,347,905 and 6,577,290 shares outstanding	59,774	43,370
Accumulated other comprehensive income (loss)	(75)	(1,337)
Retained earnings	15,520	22,240

Total stockholders’ equity	75,219	64,273

Total liabilities and stockholders’ equity	$882,219	$733,682

The accompanying notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
Interest income:
Loans	$14,539	$10,325	$39,116	$26,651
Investments	1,491	955	3,455	2,848

Total interest income	16,030	11,280	42,571	29,499

Interest expense:
Deposits	3,949	2,195	9,557	5,767
Other borrowings	975	768	2,374	1,828

Total interest expense	4,924	2,963	11,931	7,595

Net interest income	11,106	8,317	30,640	21,904

Provision for losses on loans	(910)	(937)	(1,576)	(2,229)

Net interest income after provision for losses on loans	10,196	7,380	29,064	19,675

Other income:
Fees and service charges	2,540	2,148	7,406	6,017
Bank owned life insurance	76	77	228	223
Loss on sale of securities	0	(2)	(983)	(43)
Other	357	278	1,126	814

Total other income	2,973	2,501	7,777	7,011

Operating expenses	9,221	6,657	25,814	18,660

Income before income taxes	3,948	3,224	11,027	8,026

Income tax provision	(1,423)	(1,176)	(4,101)	(2,909)

Net income	$2,525	$2,048	$6,926	$5,117

Earnings per share – basic	$0.34	$0.32	$0.95	$0.81

Earnings per share – diluted	$0.32	$0.30	$0.89	$0.75

Weighted average shares outstanding — basic	7,322,297	6,404,833	7,288,135	6,343,917

Weighted average shares outstanding — diluted	7,780,482	6,883,958	7,742,258	6,860,929
The accompanying notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$6,926	$5,117
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,542	1,227
Stock based compensation	140	35
Amortization of unearned compensation	94	20
Net amortization of premiums on securities	147	132
Excess tax benefit related to stock based compensation	(196)	—
Tax benefit related to stock option exercises	260	—
Provisions for losses on loans	1,576	2,229
Amortization of core deposit intangibles	130	142
Loss on sale of securities	983	43
Loss (gain) on sale of loans	(738)	26
Gain on sale of other real estate owned	—	(133)
Net accretion of loan and deposit discounts and premiums	(69)	(118)
Increase in cash surrender value of bank-owned life insurance	(228)	(223)
Change in
Loans held for sale	(967)	(321)
Accrued interest receivable	(1,444)	(1,178)
Prepaid expenses and other assets	(3,067)	(1,502)
Accrued interest payable	858	280
Accrued expenses and other liabilities	219	3,679

Net cash provided by operating activities	6,166	9,455

Cash flows from investing activities:
Purchases of available-for-sale securities	(58,500)	(36,477)
Proceeds from calls, maturities or sales of available-for-sale securities	31,667	22,939
Principal payments on mortgage-backed securities	5,675	10,631
Purchases of held-to-maturity securities	(649)	(1,929)
Proceeds from calls or maturities of held-to-maturity securities	—	450
Origination of loans, net of principal payments	(107,420)	(122,579)
Proceeds from sale of loans	14,895	1,278
Proceeds from sale of office properties and equipment	13	—
Purchase of office properties and equipment	(6,306)	(3,853)
Net change in federal funds sold	(27,030)	5,905
Purchase of FHLB stock	(5)	(565)
Proceeds used for business acquisition	(41)	—
Proceeds from maturities of certificates of deposit	—	100
Improvements and other changes in other real estate owned	805	—
Proceeds from sales of other real estate owned	19	1,142
Net decrease in restricted cash	52	987

Net cash used in investing activities	(146,825)	(121,971)

Intermountain Community Bancorp
Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
	(Dollars in thousands)
Cash flows from financing activities:
Net increase in demand, money market and savings deposits	$74,158	$77,963
Net increase in certificates of deposit	16,947	14,428
Net change in repurchase agreements	44,410	26,292
Net change in federal funds purchased	—	—
Excess tax benefit related to stock based compensation	196	—
Proceeds from exercise of stock options	322	786
Payments for fractional shares	(9)	(2)
Proceeds from credit line	1,650	—
Principal payments on Note Payable	(106)	—
Repayments of FHLB borrowings	—	(31,000)
Proceeds from FHLB borrowings	—	36,000

Net cash provided by financing activities	137,568	124,467

Net change in cash and cash equivalents	(3,092)	11,951
Cash and cash equivalents, beginning of period	23,875	14,202

Cash and cash equivalents, end of period	$20,783	$26,153

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$12,055	$7,256
Income taxes	4,850	3,343

Noncash investing and financing activities:
Restricted stock issued	483	345
10% Stock Dividend	13,637	—
Purchase of land	1,130	—
Loans converted to Other Real Estate Owned	398	—
The accompanying notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Dollars in thousands)		(Dollars in thousands)
Net income	$2,525	$2,048	$6,926	$5,117

Other comprehensive income (loss):
Change in unrealized losses on investments, net of reclassification adjustments	1,952	(450)	2,078	(904)
Less deferred income tax provision	(773)	172	(816)	350

Net other comprehensive income (loss)	1,179	(278)	1,262	(554)

Comprehensive income	$3,704	$1,770	$8,188	$4,563

The accompanying notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp
Notes to Consolidated Financial Statements
1.	Basis of Presentation:

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

The Company had an advance from the Federal Home Loan Bank of Seattle totaling $5.0 million at September 30, 2006. The advance bears a fixed interest rate of 2.71% and matures on June 18, 2008.

3.	Other Borrowings:

The components of other borrowings are as follows (in thousands):

	September 30,	December 31,
	2006	2005
Term note payable (1)	$8,279	$8,279
Term note payable (2)	8,248	8,248
Term note payable (3)	1,024	—
Line of credit (4)	1,650	—

Total other borrowings	$19,201	$16,527

(1)	In January 2003, Intermountain issued $8.0 million of debentures through its subsidiary Intermountain Statutory Trust I. The debt associated with these securities bears interest at 6.75%. Interest only payments have been made on a quarterly basis starting in June 2004. The debt is callable by Intermountain in March 2008 and matures in March 2033.

(2)	In March 2004, Intermountain issued $8.0 million of debentures through its subsidiary Intermountain Statutory Trust II. The debt associated with these securities bears interest based on the London Interbank Offering Rate (LIBOR) plus 2.80% (8.31% at September 30, 2006). The rate is adjusted and paid quarterly. The debt is callable by Intermountain in March 2009 and matures in March 2034.

(3)	In February 2006, Intermountain entered into a note payable agreement to purchase land in Sandpoint, Idaho. The debt associated with the land purchase bears interest at a fixed rate of 6.65% and matures in February 2026. The land was purchased for the construction of the Sandpoint Financial and Technical Center.

(4)	In January 2006, Intermountain entered into a line of credit agreement with US Bank. The line of credit has a limit of $5.0 million and a variable interest rate of one-month LIBOR plus 1.50% (6.83% at September 30, 2006).

Intermountain’s obligations under the above debentures issued by its subsidiaries constitute a full and unconditional guarantee by Intermountain of the Statutory Trusts’ obligations under the Trust Preferred Securities. In accordance with Financial Interpretation No. 46 (Revised), “Consolidation of Variable Interest Entities” (“FIN
No. 46R”), the trusts are not consolidated and the debentures and related amounts are treated as debt of Intermountain.
4.	Earnings Per Share:

The following table presents the basic and diluted earnings per share computations:

	Three Months Ended September 30,
	(Dollars in thousands, except per share amounts)
	2006			2005
		Weighted			Weighted
	Net	Avg.	Per Share	Net	Avg.	Per Share
	Income	Shares(1)	Amount	Income	Shares(1)	Amount
Basic computations	$2,525	7,322,297	$0.34	$2,048	6,404,833	$0.32

Effect of dilutive securities:
Common stock options	—	458,185	(0.02)	—	479,125	(0.02)

Diluted computations	$2,525	7,780,482	$0.32	$2,048	6,883,958	$0.30

Antidilutive options not included in diluted earnings per share		—		—

	Nine Months Ended September 30,
	(Dollars in thousands, except per share amounts)
	2006			2005
		Weighted			Weighted
	Net	Avg.	Per Share	Net	Avg.	Per Share
	Income	Shares(1)	Amount	Income	Shares(1)	Amount
Basic computations	$6,926	7,288,135	$0.95	$5,117	6,343,917	$0.81

Effect of dilutive securities:
Common stock options	—	454,123	(0.06)	—	517,012	(0.06)

Diluted computations	$6,926	7,742,258	$0.89	$5,117	6,860,929	$0.75

Antidilutive options not included in diluted earnings per share		—			—

(1)	Weighted average shares outstanding have been adjusted for the 10% common stock dividend effective May 31, 2006 to shareholders of record as of May 15, 2006.

5.	Operating Expenses:

The following table details Intermountain’s components of total operating expenses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(Dollars in thousands)
Salaries and employee benefits	$5,590	$3,941	$15,770	$10,594
Occupancy expense	1,244	967	3,560	2,825
Advertising	427	227	858	530
Fees and service charges	350	220	800	728
Printing, postage and supplies	325	321	1,079	875
Legal and accounting	324	265	935	873
Other expense	961	716	2,812	2,235

Total operating expenses	$9,221	$6,657	$25,814	$18,660

6.	Equity Compensation Plans:

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

As the Company adopted Statement 123 (R) using the modified prospective transition method, prior periods have not been restated. Under this method, the Company is required to record stock-based compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding as of the beginning of the period of adoption. The Company measures stock-based compensation cost using the Black-Scholes option pricing model (assumptions noted in the following table) for unvested stock option grants and anticipates using this pricing model for future grants. The Company did not grant options to purchase Intermountain common stock during either the nine months ended September 30, 2006 or 2005. Forfeitures did not materially affect the calculated expense based upon historical activities of option grantees.

Dividend yield	0.0%
Expected volatility	17.0% - 46.6%
Risk free interest rates	4.0% - 7.1%
Expected option lives	5 - 10 years
Under the 1999 Director Stock Option Plan, the 1999 Employee Plan and the 1988 Employee Plan (together, the “Stock Option Plans”), options to purchase Intermountain common stock have been granted to employees and directors at prices equal to the fair market value of the underlying stock on the dates the options were granted. The options vest 20% per year, over a five-year period, and expire in 10 years. At September 30, 2006, there were 247,294 shares available for grant.

For the nine months ended September 30, 2006 and 2005, stock option compensation expense recognized related to the vesting of these options totaled $106,000 and $0, respectively. The Company has approximately $300,000 remaining to expense related to the non-vested stock options outstanding at September 30, 2006. This expense recognized under the provisions of FAS 123 (R) will be recorded over a weighted average period of 19.0 months and was based on the fair calculated using the Black-Scholes valuation model (assumptions noted in above table).
A summary of the changes in stock options outstanding for the nine months ended September 30, 2006 is presented below (dollars in thousands, except per share amounts)

		Weighted	Weighted
	Number	Average	Average
	of	Exercise	Remaining	Aggregate
	Shares(1)	Price(1)	life(Years)	Intrinsic Value
Outstanding at January 1, 2006	634,643	$5.69
Granted	—	—
Exercises	(68,949)	4.68		$1,127
Forfeited	(6,391)	7.08

Outstanding at September 30, 2006	559,303	5.80	4.24	9,062

Exercisable at September 30, 2006	479,743	$5.17	3.77	$8,073

1)	Shares and Weighted-Average Exercise Price have been adjusted for the 10% common stock dividend payable May 31, 2006 to shareholders of record on May 15, 2006.
In 2003, shareholders approved a change to the 1999 Employee Option Plan to provide for the granting of restricted stock awards. The Company has granted restricted stock to directors and employees beginning in 2005. The restricted stock vests 20% per year, over a five-year period. The Company granted 24,838 and 23,782 restricted shares with an intrinsic value of $565,000 and $378,000 and a weighted-average grant date fair value of $483,000 and $345,000, during the nine months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006 and 2005, restricted stock compensation expense totaled $94,000 and $20,000, respectively.
Total stock based compensation expense related to stock options and restricted stock grants recorded in the nine months ended September 30, 2006 and 2005 totaled $200,000 and $20,000, respectively. Other expense related to stock options issued below market price at issue date totaled $34,000 for both the nine months ended September 30, 2006 and 2005.
A summary of the Company’s nonvested restricted shares as of September 30, 2006 and changes during the nine months ended September 30, 2006, is presented below:

		Weighted-
		Average
		Grant-Date
Nonvested Shares	Shares (2)	Fair Value
Nonvested at January 1, 2006	22,919	$15.06
Granted	24,838	19.43
Vested	(4,579)	16.05
Forfeited	(898)	17.57

Nonvested at September 30, 2006	42,280	$17.24
2)	Shares and Weighted-Average Grant-Date Fair Value have been adjusted for the 10% common stock dividend, payable May 31, 2006 to shareholders of record on May 15, 2006.

The following table provides additional details regarding exercises of stock option for the nine months ended September 30, 2006 and 2005:

	Nine Months Ended
	September 30,
	2006	2005
	(Dollars in thousands)
Number of options exercised	68,949	192,364
Cash Received	$323	$786
Tax Benefit
-Based on Black-Scholes fair value	24	23
-Benefit in excess of Black-Scholes fair value	196	152
Intrinsic Value	1,127	2,223
7.	Subsequent Events:

Not Applicable

8.	New Accounting Policies:

On June 1, 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS No.154”)”. SFAS No. 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting and reporting a change in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application for voluntary changes in accounting principle, unless it is impracticable to determine either the cumulative effect or the period-specific effects of the change. The requirements became effective for the Company for accounting changes beginning January 1, 2006. The Company has adopted SFAS No. 154.

In March 2006, the FASB issued SFAS 156 “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140 (“SFAS No. 156”).” SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. It requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value. SFAS No. 156 permits an entity to choose either an amortization or fair value measurement method for each class of separately recognized servicing assets and servicing liabilities. It also permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights. Lastly, it requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and servicing liabilities. Adoption of the initial measurement provision of this statement is required immediately. The adoption of this provision had no significant effect on the Company’s Consolidated Financial Statements. The Company is required to adopt all other provisions of this statement beginning in 2007 although earlier adoption was permitted in 2006. As of September 30, 2006, the Company had not adopted the remaining provisions of SFAS No. 156. Management is currently evaluating the impact that the adoption of the remaining provisions of SFAS No. 156 will have on its consolidated financial statements.

In October 2006, the FASB issued SFAS 157 “Fair Value Measurement (“SFAS 157”).” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Intermountain is currently evaluating the impact of FAS. No. 157 on its financial condition, results of operations and disclosures.

In September 2006, the FASB issued FASB No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB No. 87, 88, 106, and 132R (“SFAS 158”).” SFAS No, 158 significantly changes the rules for reporting the obligations and expenses of pension plans, nonqualified deferred compensation plans and other post retirement benefits. FASB No. 158 is effective for fiscal years ending after December 15, 2006. Intermountain is reviewing the interpretation; however, it is anticipated that it will not have a material impact on its consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN No. 48”)”. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. Intermountain is currently assessing the impact, if any, that the adoption of this Interpretation will have on its consolidated financial statements.
In September 2006, the Emerging Issues Task Force (“EITF”) issued EITF 06-4 “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (EITF 06-5”).” EITF 06-4 states that for endorsement split-dollar life insurance arrangements, an employer should recognize the liability for future benefits based on the substantive agreement with the employee, since the postretirement benefit obligation is not effectively settled. An entity is permitted to apply the consensus by retrospective application to all prior periods in accordance with FASB Statement No. 154, including its required disclosures. The consensus is effective for fiscal years beginning after December 15, 2007, with early adoption permitted as of the beginning of an entity’s fiscal year. Intermountain is assessing the impact, if any, that an adoption of this EITF issue will have on its consolidated financial statements.
In September 2006, the EITF issued EITF Issue 06-5 “Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance (“EITF 06-5”).” EITF Issue 06-5 agreed that in determining the amount recognized as an asset pursuant to FASB Technical Bulletin No. 85-4, the policyholder should consider the cash surrender value as well as any additional amounts included in the contractual terms of the policy that will be paid upon surrender. When it is probable (as defined in SFAS No. 5 “Accounting for Contingencies"), contractual provisions would limit the amount that could be realized and such limitations should be considered when determining the amount that could be realized. Issue 06-5 is effective for fiscal years beginning after December 15, 2006. Intermountain is assessing the impact, if any, that the adoption of this EITF Issue will have on its consolidated financial statements.
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statement (“SAB 108”).” SAB 108 addresses how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. SAB 108 is effective for fiscal years ending after November 15, 2006. Intermountain does not anticipate the adoption of SAB 108 will have a material impact on its consolidated financial statements.
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
General
     Intermountain Community Bancorp (“Intermountain”) is a financial holding company registered under the Bank Holding Company Act of 1956, as amended. Panhandle State Bank (“Panhandle”), a wholly owned subsidiary of Intermountain, was first opened in 1981 to serve the local banking needs of Bonner County, Idaho. Since then, Panhandle has continued to grow by opening additional branch offices throughout Idaho, Washington and Oregon. Intermountain focuses its banking and other services on individuals, professionals, and small to medium-sized businesses throughout its market area.
     Intermountain conducts its primary business through its bank subsidiary, Panhandle State Bank. Panhandle maintains its main office in Sandpoint, Idaho and has 18 other branches. In addition to the main office, seven branch offices operate under the name of Panhandle State Bank, eight of the branches operate under the name of Intermountain Community Bank, a division of Panhandle State Bank and three operate under the name of Magic Valley Bank, a division of Panhandle State Bank. Effective November 2, 2004, Panhandle acquired Snake River Bancorp, Inc. (“Snake River”), which included two branches now operating under the name of Magic Valley Bank, a division of Panhandle State Bank. In April 2006, Intermountain opened a branch in Spokane, Washington.
     The Company is constructing a 90,000 square foot Financial and Technical Center in Sandpoint, Idaho, with completion expected in October 2007. Intermountain will occupy approximately 60% of the building as it relocates its

Sandpoint branch, executive offices and administrative offices. Additionally, in September 2006, the Company opened its second branch in Twin Falls, Idaho, and the Company plans to build a branch in Spokane Valley, Washington to replace the current Spokane Valley branch. This branch is scheduled to open in spring 2007. In April 2006, Intermountain opened a branch in downtown Spokane, Washington. These expansions will allow the Company to better serve its existing customer base and expand its banking focus into future targeted market areas.
     Panhandle State Bank, the Company’s banking subsidiary, acquired Premier Financial Services in September 2006 for a combination of Intermountain stock and cash. Premier Financial Services was a private investment firm that had partnered with Panhandle for many years in offering investment advisory services to bank clients. The new Panhandle division operates under the name Intermountain Community Investment Services (“ICI”). It provides advisory services and offers non FDIC-insured investment and insurance products to bank customers.
     Based on asset size at September 30, 2006, Intermountain is the largest independent commercial bank headquartered in the state of Idaho, with consolidated assets of $882.2 million. Intermountain’s subsidiary, Panhandle State Bank is regulated by the Idaho Department of Finance, the State of Washington Department of Financial Institutions, the Oregon Division of Finance and Corporate Securities, and the Federal Deposit Insurance Corporation (“FDIC”), its primary federal regulator and the insurer of its deposits. Intermountain competes with a number of international banking groups, out-of-state banking companies, state banking organizations, local community banks, savings banks, savings and loans, and credit unions throughout its market area.
     Intermountain offers many different banking and financial services to its communities including lending activities, deposit services, investment and other services. Intermountain offers a variety of loans tailored to meet the credit needs of the communities it serves. Types of loans offered include consumer, real estate, business and agricultural. A full range of deposit services are available including checking, savings and money market as well as various types of certificates of deposit. Investment products are provided through ICI and include annuities, equity securities, bonds and mutual funds.
     Intermountain operates a multi-branch banking system with branches operating in a decentralized community bank structure. Intermountain plans to strategically expand its geographical footprint through expansion in markets that are within 150 miles of its existing branches. The Company is pursuing a balance of asset and earnings growth by focusing on increasing market share in its present locations, opening branches, and merging with or acquiring community banks. There can be no assurance that Intermountain will be successful in executing these plans.
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
     Income Recognition. Intermountain recognizes interest income by methods that conform to general accounting practices within the banking industry. In the event that management believes collection of all or a portion of contractual interest on a loan has become doubtful, which generally occurs after the loan is 90 days past due, Intermountain discontinues the accrual of interest and reverses any previously accrued interest recognized in income deemed uncollectible. Interest received on nonperforming loans is included in income only if recovery of the principal is reasonably assured. A nonperforming loan is restored to accrual status when it is brought current or when brought to less than 90 days delinquent, has performed in accordance with contractual terms for a reasonable period of time, and when the collectibility of the total contractual principal and interest is no longer in doubt.
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
     Management believes the allowance for loan losses was adequate at September 30, 2006. While management uses available information to provide for loan losses, the ultimate collectibility of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions and other relevant factors. A slowdown in economic activity could adversely affect cash flows for both commercial and individual borrowers, which could cause Intermountain to experience increases in nonperforming assets, delinquencies and losses on loans.
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
     Management evaluates investment securities for other than temporary declines in fair value on a periodic basis. If the fair value of investment securities were to fall below their amortized cost and the decline is deemed to be other than temporary, the securities would be written down to current market value and the write down would be deducted from earnings. There were no investment securities which management identified to be other-than-temporarily impaired for the nine months ended September 30, 2006. Charges to income could occur in future periods due to a change in management’s intent to hold the investments to maturity, a change in management’s assessment of credit risk, or a change in regulatory or accounting requirements.
     Goodwill and Other Intangible Assets. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible elements in the business acquired, and is dependent upon Intermountain’s ability to provide quality, cost effective services in a competitive market place. As such, goodwill is supported ultimately by the revenue that is driven by the volume of business transacted. A decline in earnings as a result of a lack of growth or the inability to deliver cost effective services over sustained periods would lead to impairment of goodwill that could adversely impact earnings in future periods. Goodwill is not amortized, but is subjected to impairment analysis periodically. No impairment was considered necessary during the nine months ended September 30, 2006. However, future events could cause management to conclude that Intermountain’s goodwill is impaired, which would result in the recording of an impairment loss. Any resulting impairment loss could have a material adverse impact on Intermountain’s financial condition and results of operations.
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
Intermountain Community Bancorp
Comparison of the Three and Nine Month Periods Ended September 30, 2006 and 2005
Results of Operations
          Overview. Intermountain recorded net income of $2.5 million, or $0.32 per diluted share, for the three months ended September 30, 2006, compared with net income of $2.0 million, or $0.30 per diluted share, for the three months ended September 30, 2005. Intermountain recorded net income of $6.9 million, or $0.89 per diluted share, for the nine months ended September 30, 2006, compared with net income of $5.1 million, or $0.75 per diluted share, for the nine months ended September 30, 2005. The increases primarily reflect steady balance sheet growth, an increase in net interest margin and strong gains in other income, offset by a loss on the sale of securities.
          The annualized return on average assets (“ROA”) was 1.20% and 1.15% for the three months ended September 30, 2006 and 2005, respectively, and 1.18% and 1.04% for the nine months ended September 30, 2006 and 2005, respectively. The improvement reflected strong increases in the net interest margin and non-interest income, as the Company benefited from rising interest rates during much of the current period. The annualized return on average equity (“ROE”) was 13.7% and 16.5% for the three months ended September 30, 2006 and 2005, respectively, and 13.3% and 14.5% for the nine months ended September 30, 2006 and 2005, respectively. The primary cause for the decrease in ROE during both periods was the addition of $12 million in new capital raised primarily from local shareholders in December 2005.
          Net Interest Income. The most significant component of earnings for the Company is net interest income, which is the difference between interest income and interest expense. Interest income is derived primarily from the Company’s loan and investment portfolios and has been expanding as a result of both asset growth and rising asset yields. Interest expense on deposits and borrowings has also been increasing as market rates have increased, but at a slower pace than interest income. During the three months ended September 30, 2006 and 2005, net interest income was $11.1 million and $8.3 million, respectively, an increase of 33.5%. During the nine months ended September 30, 2006 and 2005, net interest income was $30.6 million and $21.9 million, respectively, an increase of 39.9%.
          Average interest-earning assets increased by 18.9% to $772.7 million for the three months ended September 30, 2006, compared to $649.9 million for the three months ended September 30, 2005. Average loans increased by 21.2% or $113.6 million, while average investments and cash increased by 8.0% or $9.2 million over the same period in 2005. The changes in the components of average interest-earning assets are due primarily to strong loan growth in the Company’s existing and new markets, partially funded by maturities of investment securities. Earlier this year, the Company also restructured its securities portfolio, selling approximately $24.2 million in lower yielding securities and purchasing approximately $26.3 million of higher yielding securities. Average interest-bearing liabilities increased by 19.1% or $121.3 million over September 30, 2005, driven by increases in average deposits and other borrowings of 15.6% or $88.4 million and 7.8% or $41.9 million, respectively. The average balance of Federal Home Loan Bank advances decreased by $9.0 million or 64.4% during this same period. Deposit increases reflected successful core deposit acquisition in the bank’s existing and new markets. Average net interest spread during the three months ended September 30, 2006 and 2005 was 5.65% and 5.03%, respectively. Higher yields on loans and securities combined to produce this increase, which was partially offset by an increase in the cost of interest-bearing liabilities and other funding costs.
          Average interest-earning assets increased by 19.8% to $716.1 million for the nine months ended September 30, 2006, compared to $597.7 million for the nine months ended September 30, 2005. Average loans increased by 24.7% or $119.9 million, while average investments and cash decreased by 1.4% or $1.6 million over the same period in 2005. The increase in the components of average interest-earning assets largely mirrored the quarter-over-quarter results, with significant loan growth from existing markets generating the overall increases. Average interest-bearing liabilities increased by 17.0% or $101.1 million, fueled by growth in average deposits and other borrowings which increased by 17.5% or $92.9 million and 24.8% or $13.7 million, respectively. The average balance of advances decreased by $5.5 million or 52.3%. The same factors from the quarterly results also influenced year to date results, with deposit and borrowings growth funding loan growth. Average net interest spread during the nine months ended September 30, 2006 and 2005 was 5.66% and 4.89%, respectively. Asset-side yield and mix improvements generated the increase, partially offset by increases in the cost of interest bearing liabilities, resulting from increased deposit costs and additional use of non-deposit borrowings.
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
          Intermountain recorded provisions for losses on loans of $910,000 and $937,000 for the three months ended September 30, 2006 and 2005, respectively. Intermountain recorded provisions for losses on loans of $1.6 million and $2.2 million for the nine months ended September 30, 2006 and 2005, respectively. The provision reflects management’s analysis and assessment of the relevant factors mentioned in the preceding paragraph. The decrease in the loss provision from the prior period resulted from improvement in loan portfolio credit quality and a refinement in the calculation of the loan loss reserve.
          The following table summarizes loan loss allowance activity for the periods indicated.

	Nine Months Ended September 30,
	2006	2005
	(Dollars in thousands)
Balance at January 1	$8,517	$6,902
Allowance associated with the sale of loans	—	(96)
Provision for losses on loans	1,576	2,229
Amounts written off net of recoveries	(128)	(331)

Balance at September 30	$9,965	$8,704

          At September 30, 2006, Intermountain’s total classified assets were $6.7 million, compared with $9.0 million at September 30, 2005. Total nonperforming loans were $743,000 at September 30, 2006, compared with $945,000 at September 30, 2005. The decrease in classified assets was primarily attributable to the payoff or credit improvement of four loan relationships. At September 30, 2006, Intermountain’s loan delinquency rate (30 days to 60 days) as a percentage of total loans was 0.28%, compared with 0.15% at September 30, 2005.
          Other Income. Total other income was $3.0 million and $2.5 million for the three months ended September 30, 2006 and 2005, respectively. Fees and service charge income increased by 18.3% to $2.5 million for the three months ended September 30, 2006 from $2.1 million for the same period last year. Total other income was $7.8 million and $7.0 million for the nine months ended September 30, 2006 and 2005, respectively. The 2006 nine month total included a loss on sale of securities realized in the second quarter of $983,000 compared to $43,000 for the nine months ended September 30, 2005. During the second quarter of 2006, Intermountain restructured its investment portfolio, selling approximately $24.2 million of lower yielding securities and purchasing approximately $26.3 million of higher yielding securities. This transaction resulted in the large loss on the sale of the securities. The Company anticipates recouping the loss within nine months of the transaction through higher yields on the new securities. Fees and service charge income increased by 23.1% to $7.4 million for the nine months ended September 30, 2006 from $6.0 million for the same period last year, driven by continued strong mortgage and construction lending activity, increasing deposit service fees and additional business services income. Contract income from the bank’s secured deposit program also contributed to the increase in other income for the three and nine months ended September 30, 2006.
          Operating Expenses. Operating expenses were $9.2 million for the three months ended September 30, 2006, a 38.5% increase compared to $6.7 million for the three months ended September 30, 2005. Operating expenses were $25.8 million for the nine months ended September 30, 2006, a 38.3% increase compared to $18.7 million for the nine months ended September 30, 2005. Recruiting expenses, building expenses and expanded staffing from the addition of the new branches in Fruitland, Kellogg, Spokane, and Canyon Rim drove the increase in operating expenses over the three and nine months ended September 30, 2005.
          Salaries and employee benefits were $5.6 million for the three months ended September 30, 2006, a 41.8% increase compared to $3.9 million for the three months ended September 30, 2005. Salaries and employee benefits were $15.8 million for the nine months ended September 30, 2006, a 48.9% increase compared to $10.6 million for the nine months ended September 30, 2005. The employee costs reflected increased recruiting costs and increased branch staffing as noted above, plus additional administrative staff required to support branch expansion and increasing regulatory obligations. At September 30, 2006, full-time-equivalent employees totaled 401, compared with 315 at September 30, 2005.

          Occupancy expenses were $1.2 million for the three months ended September 30, 2006, a 28.7% increase compared to $967,000 for the same period one year ago. Occupancy expenses were $3.6 million for the nine months ended September 30, 2006, a 26.0% increase compared to $2.8 million for the nine months ended September 30, 2005. The increase was primarily due to costs associated with the four branches added in the first nine months of 2006, additional square footage associated with administrative staff needed to support bank growth, and additional software and hardware costs required to support the Company’s growth.
          Costs associated with expanding into new markets also drove the increase in advertising costs, to $427,000 from $227,000 for the three months ended September 30, 2006 and 2005, respectively, and to $858,000 from$530,000 for the nine months ended September 30, 2006 and 2005, respectively. Legal and accounting fees increased in the third quarter of 2006 to $324,000 from $265,000 for the same period last year, as the Company engaged accounting expertise to help manage its Sarbanes Oxley (“SOX”) compliance effort. For the nine month period, legal and accounting fees increased from $873,000 to $935,000 as a result of SOX compliance costs. Increases in printing, postage and supplies and other expenses mirrored the growth and expansion of the bank’s activities.
          Income Tax Provision. Intermountain recorded federal and state income tax provisions of $1.4 million and $1.2 million for the three months ended September 30, 2006 and 2005, respectively. Intermountain recorded federal and state income tax provisions of $4.1 million and $2.9 million for the nine months ended September 30, 2006 and 2005, respectively. The increased tax provision in 2006 over 2005 is due to the increase in pre-tax income. The effective tax rates were 36.0% and 36.5% for the three months ended September 30, 2006 and 2005, respectively. The effective tax rates were 37.2% and 36.2% for the nine months ended September 30, 2006 and 2005, respectively. The increase in the effective tax rate for the nine month period reflects the Company’s movement into a higher tax bracket and the expiration of several federal tax breaks at the end of 2005.
Financial Position
          Assets. At September 30, 2006, Intermountain’s assets were $882.2 million, up $148.5 million or 20.3% from $733.7 million at December 31, 2005. The growth in assets primarily reflected an increase in loans receivable. The increase in loans receivable was funded by increases in customer deposits and heightened repurchase agreement activity.
          Investments. Intermountain’s investment portfolio at September 30, 2006 was $113.4 million, an increase of $22.7 million or 25.1% from the December 31, 2005 balance of $90.6 million. The increase was primarily due to the purchase of additional securities offset by investment maturities and principal paydowns on the mortgage-backed securities portfolio. The Company purchased $30.0 million in mortgage-backed securities during the third quarter of 2006 as part of a hedging activity to reduce the Company’s exposure to decreases in net interest income created by a drop in market interest rates. Funds for the net investment portfolio increase came from additional borrowings, primarily as part of the hedging activity noted above. In May 2006, Intermountain sold approximately $24.2 million in lower yielding securities and replaced them with approximately $26.3 million of higher yielding securities. Intermountain realized a $983,000 loss on the sale, which it anticipates recouping within the next nine months through the higher yields on the purchased securities. As of September 30, 2006, the balance of the unrealized loss was $124,000, compared to an unrealized loss at December 31, 2005 of $2.2 million. The investment portfolios restructure and fluctuations in prevailing interest rates caused the decrease in this component of accumulated comprehensive loss in stockholders’ equity. Future fluctuations in rates may continue to cause volatility in this number in future periods.
          Loans Receivable. At September 30, 2006 net loans receivable totaled $647.2 million, up $92.2 million or 16.6% from $555.0 million at December 31, 2005. The increase reflects net increases in business and agricultural loans. During the nine months ended September 30, 2006, total loan originations were $488.7 million compared with $428.5 million for the prior year’s comparable period, reflecting growing loan demand in the Company’s markets. Continued increases in loan demand are anticipated over the next six months as a result of the continuing stable local economies, build-out in the bank’s new markets, and increases in the bank’s market share.

          The following table sets forth the composition of Intermountain’s loan portfolio. Loan balances exclude deferred loan origination costs and fees and allowances for loan losses.

	September 30, 2006		December 31, 2005
	Amount	%	Amount	%
	(Dollars in thousands)
Commercial (includes commercial real estate)	$505,500	76.78	$425,005	75.28
Residential real estate	118,496	18.00	107,554	19.05
Consumer	31,675	4.81	29,109	5.16
Municipal	2,710	0.41	2,856	0.51

Total loans receivable	658,381	100.00	564,524	100.00

Net deferred origination fees	(1,177)		(971)
Allowance for losses on loans	(9,965)		(8,517)

Loans receivable, net	$647,239		$555,036

Weighted average yield at end of period	8.64%		7.90%
The following table sets forth Intermountain’s loan originations.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2006	2005	% Change	2006	2005	% Change
	(Dollars in thousands)
Commercial (includes commercial real estate)	$105,017	$92,279	13.8	$378,219	$315,780	19.8
Residential real estate	32,384	36,214	(10.6)	86,854	83,169	4.3
Consumer	6,933	6,789	2.1	19,933	24,728	(19.4)
Municipal	3,421	4,748	(27.9)	3,744	4,798	(22.0)

Total loans originated	$147,755	$140,030	5.5	$488,750	$428,475	14.1

          Office Properties and Equipment. Office properties and equipment increased 37.7% to $21.4 million from $15.5 million at December 31, 2005, due primarily to the construction of the new Twin Falls branch, the acquisition of land for Fruitland future expansion and the building of the Sandpoint Financial and Technical Center.
          BOLI and All Other Assets. Bank-owned life insurance (“BOLI”) and other assets increased to $19.4 million at September 30, 2006 from $16.7 million at December 31, 2005, due primarily to an increase in the net deferred tax asset, an increase in prepaid expenses, and an increase in accrued interest receivable.
          Deposits. Total deposits increased $91.1 million or 15.3% to $688.6 million at September 30, 2006, from $597.5 million at December 31, 2005, primarily due to increases in money market accounts, demand deposit accounts and savings accounts. The deposit market remains very competitive, with leveraged competitors offering high interest rates on various deposit products, particularly certificates of deposit. In response, Intermountain focuses heavily on growing core deposit relationships, including expansion of demand deposit and money market balances. Wholesale deposits make up less than 5% of the Company’s total deposit base.

          The following table sets forth the composition of Intermountain’s deposit accounts at the dates indicated.

	September 30, 2006		December 31, 2005
	Amount	%	Amount	%
	(Dollars in thousands)
Demand	$147,726	21.4	$132,440	22.2
NOW and money market 0.0% to 5.90%	266,473	38.7	216,034	36.2
Savings and IRA 0.0% to 6.15%	82,196	12.0	73,763	12.3
Certificate of deposit accounts	192,249	27.9	175,282	29.3

Total deposits	$688,644	100.0	$597,519	100.0

Weighted average interest rate on certificates of deposit		4.24%		3.45%
          Borrowings. Deposit accounts are Intermountain’s primary source of funds. Intermountain does, however, rely upon advances from the Federal Home Loan Bank of Seattle (“FHLB”), repurchase agreements and other borrowings to supplement its funding and to meet deposit withdrawal requirements. These borrowings totaled $106.4 million and $59.3 million at September 30, 2006 and December 31, 2005, respectively. The increase reflects successful expansion of municipal business in the Company’s market area, which generates higher repurchase agreement balances, and additional repurchase activity required for the hedging activity noted in the Investments section above. See “Liquidity and Sources of Funds” for additional information.
Interest Rate Risk
          The results of operations for financial institutions may be materially and adversely affected by changes in prevailing economic conditions, including rapid changes in interest rates, declines in real estate market values and the monetary and fiscal policies of the federal government. Like all financial institutions, Intermountain’s net interest income and its NPV (the net present value of financial assets, liabilities and off-balance sheet contracts), are subject to fluctuations in interest rates. Intermountain utilizes various tools to assess and manage interest rate risk, including an internal income simulation model that seeks to estimate the impact of various rate changes on the net interest income and net income of the bank. This model is validated by comparing results against various third-party estimations. Currently, the model and third-party estimates indicate that Intermountain is slightly asset-sensitive. An asset-sensitive bank generally sees improved net interest income in a rising rate environment, as its assets reprice more rapidly and/or to a greater degree than its liabilities. The opposite is true in a falling interest rate environment. When market rates fall, an asset-sensitive bank tends to see a slowdown in the growth of or a decline in net interest income.
          To minimize the long-term impact of fluctuating interest rates on net interest income, Intermountain promotes a loan pricing policy of utilizing variable interest rate structures that associate loan rates to Intermountain’s internal cost of funds and to the nationally recognized prime lending rate. This approach historically has contributed to a consistent interest rate spread and reduces pressure from borrowers to renegotiate loan terms during periods of falling interest rates. Intermountain currently maintains over fifty percent of its loan portfolio in variable interest rate assets.
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
          On the liability side, Intermountain seeks to manage its interest rate risk exposure by maintaining a relatively high percentage of non-interest bearing demand deposits, interest-bearing demand deposits and money market accounts. These instruments tend to have lower pricing structures than certificates of deposit and lag changes in market rates. As such, they may afford the bank more protection in changing interest rate environments. The Bank also utilizes various deposit pricing strategies and other borrowing sources to manage its rate risk.
          As discussed above, Intermountain uses a simulation model designed to measure the sensitivity of net interest income and net income to changes in interest rates. This simulation model is designed to enable Intermountain to generate a forecast of net interest income and net income given various interest rate forecasts and alternative strategies. The model is also designed to measure the anticipated impact that prepayment risk, basis risk, customer maturity preferences, volumes of new business and changes in the relationship between long-term and short-term interest rates have on the performance of Intermountain. The results of the current modeling are within guidelines established by the Company and reflect marginal performance improvement in the case of a rising rate environment, and a slight negative impact in a falling rate environment. Given its current asset-sensitivity, Intermountain has implemented certain actions to protect the Company’s financial performance in a period of falling market interest rates, including extending its investment portfolio duration, purchasing a structured repurchase agreement with embedded floors, and promoting more fixed-rate loans.
          Intermountain continues to pursue three major strategies to manage the long-term level of its interest rate risk while increasing its net interest income and net income. These strategies are: 1) the origination and retention of variable-rate consumer, business banking, construction and commercial real estate loans, which generally have higher yields than residential permanent loans; 2) the origination of certain long-term fixed-rate loans and investments that may provide protection should market rates begin to decline; and 3) increasing the level of its core deposits, which are generally a lower-cost, less rate-sensitive funding source than wholesale borrowings. There can be no assurance that Intermountain will be successful implementing any of these strategies or that, if these strategies are implemented, they will have the intended effect of reducing interest rate risk or increasing net interest income.
          Intermountain also uses gap analysis, a traditional analytical tool designed to measure the difference between the amount of interest-earning assets and the amount of interest-bearing liabilities expected to reprice in a given period. Intermountain calculated its one-year cumulative repricing gap position to be negative 29% and a negative 26% at September 30, 2006 and December 31, 2005, respectively. Management attempts to maintain Intermountain’s gap position between positive 20% and negative 35%. At September 30, 2006 and December 31, 2005, Intermountain’s gap positions were within guidelines established by its Board of Directors. Management is pursuing strategies to increase its net interest income without significantly increasing its cumulative gap positions in future periods. There can be no assurance that Intermountain will be successful implementing these strategies or that, if these strategies are implemented, they will have the intended effect of increasing its net interest income. See “Results of Operations — Net Interest Income” and “Capital Resources.”
Liquidity and Sources of Funds
          Intermountain’s primary sources of funds from assets include the collection of loan principal and interest payments, cash flows from various securities it invests in, and occasional sales of loans, investments or other assets. Liability financing sources consist primarily of customer deposits, repurchase agreements with municipal and corporate clients, advances from FHLB Seattle and other borrowings. Deposits increased to $688.6 million at September 30, 2006 from $597.5 million at December 31, 2005, primarily due to increases in money market accounts, savings accounts, non-interest demand accounts. The net increase in deposits and borrowings was used to fund the increase in loan volume. At September 30, 2006 and December 31, 2005, securities sold subject to repurchase agreements were $82.2 million and $37.8 million, respectively. These borrowings are required to be collateralized by investments with a market value exceeding the face value of the borrowings. Under certain circumstances, Intermountain could be required to pledge additional securities or reduce the borrowings.
          During the nine months ended September 30, 2006, cash used in investing activities consisted primarily of the funding of new loan volumes. During the same period, cash provided by financing activities consisted primarily of increases in demand deposits, money market accounts and savings deposits.
          Intermountain’s credit line with FHLB Seattle provides for borrowings up to a percentage of its total assets subject to general collateralization requirements. At September 30, 2006, the Company’s credit line represented a total borrowing capacity of approximately $65.1 million, of which $5.0 million was being utilized. Intermountain also borrows on an unsecured basis from correspondent banks and other financial entities. Correspondent banks and other financial entities provided additional borrowing capacity of $30.0 million at September 30, 2006. As of September 30, 2006 there was $1.7 million in unsecured funds borrowed.
          Intermountain actively manages its liquidity to maintain an adequate margin over the level necessary to support expected and potential loan fundings and deposit withdrawals. This is balanced with the need to maximize yield on alternate investments. The liquidity ratios may vary from time to time, depending on economic conditions, savings flows and loan funding needs.

Capital Resources
          Intermountain’s total stockholders’ equity was $75.2 million at September 30, 2006 compared with $64.3 million at December 31, 2005. The increase in total stockholders’ equity was primarily due to the increase in net income. Stockholders’ equity was 8.5% of total assets at September 30, 2006 compared with 8.8% at December 31, 2005. The decrease in this ratio is due to continuing strong growth in the loan and deposit portfolios, which exceeded the growth in net income for the period. On May 31, 2006, Intermountain distributed a Board of Directors approved 10% stock dividend to shareholders of record on May 15, 2006.
          At September 30, 2006, Intermountain had an unrealized loss of $124,000 on investments classified as available for sale compared with an unrealized loss of $2.2 million on investments classified as available for sale at December 31, 2005. Fluctuations in prevailing interest rates continue to cause volatility in this component of accumulated comprehensive loss in stockholders’ equity and may continue to do so in future periods.
          Intermountain issued and has outstanding $16.5 million of Trust Preferred Securities. The indentures governing the Trust Preferred Securities limit the ability of Intermountain under certain circumstances to pay dividends or to make other capital distributions. The Trust Preferred Securities are treated as debt of Intermountain. These Trust Preferred Securities can be called for redemption beginning in March 2008 by the Company at 100% of the aggregate principal plus accrued and unpaid interest. See Note 3 of “Notes to Consolidated Financial Statements.”
          Intermountain and Panhandle are required by applicable regulations to maintain certain minimum capital levels and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier I capital to average assets. Intermountain and Panhandle plan to enhance their capital resources and regulatory capital ratios through the retention of earnings and the management of the level and mix of assets, although there can be no assurance in this regard. At September 30, 2006, Intermountain and its subsidiary, Panhandle State Bank exceeded all such regulatory capital requirements and was “well-capitalized” pursuant to Federal Finance Institution Examination Council (“FFIEC”) regulations.
          The following tables set forth the amounts and ratios regarding actual and minimum core Tier 1 risk-based and total risk-based capital requirements, together with the amounts and ratios required in order to meet the definition of a “well-capitalized” institution as reported on the quarterly FFIEC call report at September 30, 2006.

					Well-Capitalized
	Actual		Capital Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets):
The Company	$87,994	11.44%	$61,510	8%	$76,888	10%
Panhandle State Bank	86,892	11.30%	61,510	8%	76,888	10%
Tier I capital (to risk-weighted assets):
The Company	78,379	10.19%	30,755	4%	46,133	6%
Panhandle State Bank	77,277	10.05%	30,755	4%	46,133	6%
Tier I capital (to average assets)
The Company	78,379	9.55%	32,838	4%	41,048	5%
Panhandle State Bank	77,277	9.36%	33,040	4%	41,300	5%
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

          The following table represents Intermountain’s on-and-off balance sheet aggregate contractual obligations to make future payments as of September 30, 2006.

		Payments Due by Period
		Less than		Over	More than
	Total	1 year	1 to 3 years	3 to 5 years	5 years
	(Dollars in thousands)
Long-term debt(1)	$96,467	$3,531	$11,888	$36,341	$44,707
Short-term debt (1)	53,902	53,902	—	—	—
Capital lease obligations	—	—	—	—	—

Operating lease obligations	8,792	826	1,324	795	5,847
Purchase obligations(2)	1,507	1,507	—	—	—
Other long-term liabilities reflected on the registrant’s balance sheet under GAAP	—	—	—	—	—

Total	$160,668	$59,766	$13,212	$37,136	$50,554

(1)	Includes interest payments and customer repurchase agreements, excludes customer deposits.

(2)	Excludes recurring accounts payable, accrued expenses and other liabilities, repurchase agreements and customer deposits, all of which are recorded on the Company’s balance sheet.
New Accounting Policies
SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS No.154”). On June 1, 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154,”Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS No.154”).” SFAS No. 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting and reporting of a change in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application for voluntary changes in accounting principle, unless it is impracticable to determine either the cumulative effect or the period-specific effects of the change. The requirements became effective for the Company for accounting changes beginning January 1, 2006. The Company has adopted SFAS No. 154.
SFAS No. 156 Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140 (SFAS No. 156”). In March 2006, the FASB issued SFAS No. 156 “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140 (SFAS No. 156”).” SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. It requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value. SFAS No. 156 permits an entity to choose either an amortization or fair value measurement method for each class of separately recognized servicing assets and servicing liabilities. It also permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights. Lastly, it requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and servicing liabilities. Adoption of the initial measurement provision of this statement is required immediately. The adoption of this provision had no significant effect on the Company’s Consolidated Financial Statements. The Company is required to adopt all other provisions of this statement beginning in 2007 although earlier adoption was permitted in 2006. As of September 30, 2006, the Company had not adopted the remaining provisions of SFAS No. 156. Management is currently evaluating the impact that the adoption of the remaining provisions of SFAS No. 156 will have on its consolidated financial statements.
In October 2006, the FASB issued SFAS 157 “Fair Value Measurements (“SFAS No. 157”)”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after

November 15, 2007. Intermountain is currently evaluating the impact of FAS. No. 157 on its financial condition, results of operations and disclosures.
In September 2006, the FASB issued FASB No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB No. 87, 88, 106, and 132(R) (“SFAS No. 158”)”. SFAS No, 158 significantly changes the rules for reporting the obligations and expenses of pension plans, nonqualified deferred compensation plans and other post retirement benefits. FASB No. 158 is effective for fiscal years ending after December 15, 2006. Intermountain is reviewing the interpretation; however, it is anticipated that it will not have a material impact on its consolidated financial statements.
In June 2006, FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN No. 48”).” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. Intermountain is currently assessing the impact, if any, that the adoption of this Interpretation will have on its consolidated financial statements.
In September 2006, the Emerging Issues Task Force (“EITF”) issued EITF 06-4 “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (“EITF 06-04”).” EITF 06-4 states that for endorsement split-dollar life insurance arrangements, an employer should recognize the liability for future benefits based on the substantive agreement with the employee, since the postretirement benefit obligation is not effectively settled. An entity is permitted to apply the consensus by retrospective application to all prior periods in accordance with FASB Statement No. 154, including its required disclosures. The consensus is effective for fiscal years beginning after December 15, 2007, with early adoption permitted as of the beginning of an entity’s fiscal year. Intermountain is assessing the impact, if any, that an adoption of this EITF issue will have on its consolidated financial statements.
In September 2006, the EITF issued EITF Issue 06-5 “Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance (“EITF 06-5”) .” EITF Issue 06-5 agreed that in determining the amount recognized as an asset pursuant to FASB Technical Bulletin No. 85-4, the policyholder should consider the cash surrender value as well as any additional amounts included in the contractual terms of the policy that will be paid upon surrender. When it is probable (as defined in SFAS No. 5 “Accounting for Contingencies”), contractual provisions would limit the amount that could be realized and such limitations should be considered when determining the amount that could be realized. Issue 06-5 is effective for fiscal years beginning after December 15, 2006. Intermountain is assessing the impact, if any, that the adoption of this EITF Issue will have on its consolidated financial statements.
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”).” SAB 108 addresses how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. SAB 108 is effective for fiscal years ending after November 15, 2006. Intermountain does not anticipate the adoption of SAB 108 will have a material impact on its consolidated financial statements.
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
(b) Changes in Internal Controls: In the quarter ended September 30, 2006, Intermountain did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.
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
Item 2 —Unregistered Sales of Equity Securities and Use of Proceeds
(a)	On September 12, 2006, Intermountain issued 11,162 shares of its common stock in connection with the acquisition of Premier Financial Services by Panhandle State Bank. The shares of stock were issued in reliance on and in accordance with an exemption from registration under Rule 506 of Regulation D. The basis for relying upon the Rule 506 exemption is that all of the shares were issued to one accredited investor, the owner of Premier Financial Services.

The parties mutually agreed upon a combination of cash and stock as the consideration for the acquisition of Premier Financial Services. The aggregate value of the stock consideration to be received was $255,000. The agreement between the parties set forth a mechanism for determining the number of shares to be issued, based on the average closing price for Intermountain stock over a prescribed time period, which average price was $22.845.

(b)	not applicable

(c)	not applicable

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

INTERMOUNTAIN COMMUNITY BANCORP
(Registrant)

November 9, 2006	By:	/s/ Curt Hecker
Date		Curt Hecker
President and Chief Executive Officer

November 9, 2006	By:	/s/ Doug Wright

Date		Doug Wright
Executive Vice President and Chief Financial Officer