Form 10-K
period 2006-12-31
INTERMOUNTAIN COMMUNITY BANCORP
filed 2007-03-16
CIK 1284506

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2006
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” on Rule 12b-2 of the Exchange Act.

☐ Large Accelerated filer	☑ Accelerated filer	☐ Non Accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

As of June 30, 2006, the aggregate market value of the common equity held by non-affiliates of the registrant, computed by reference to the average of the bid and asked prices on such date as reported on the OTC Bulletin Board, was $120,267,000.

The number of shares outstanding of the registrant’s Common Stock, no par value per share, as of March 2, 2007 was 7,415,585.

DOCUMENTS INCORPORATED BY REFERENCE

Specific portions of the registrant’s Proxy Statement dated March 23, 2007 are incorporated by reference into Part III hereof.

PART I

The discussion following below and elsewhere in this Form 10-K contains forward-looking statements, which are subject to safe harbors under the Securities Act of 1933 and the Securities Exchange Act of 1934. When used in this discussion and elsewhere in this Form 10-K, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements.” In addition, statements that refer to projections of the Company’s future financial performance, anticipated growth and trends in the Company’s businesses and in the financial services industry, including statements regarding the Company’s plans to expand, expected growth in “Other income” services, and expectations regarding operating expense levels during 2007, are forward-looking statements. Readers are cautioned to not place undue reliance on any such forward-looking statements, which speak only as of the date of this Form 10-K, and readers are advised that various factors, including regional and national economic conditions, unfavorable judicial decisions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors and other factors listed under Risk Factors in Item 1A could affect the Company’s financial performance and could cause actual results for future periods to differ materially from those anticipated or projected. The Company does not undertake and specifically disclaim any obligation to update any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Item 1.	BUSINESS

Forward-Looking Statements

Intermountain Community Bancorp (“Intermountain” or the “Company”) is a financial holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was formed as Panhandle Bancorp in October 1997 under the laws of the State of Idaho in connection with a holding company reorganization of Panhandle State Bank (the “Bank”) that was approved by the shareholders on November 19, 1997 and became effective on January 27, 1998. In June 2000, Panhandle Bancorp changed its name to Intermountain Community Bancorp.

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

Since opening in 1981, the Bank has continued to grow by opening additional branch offices throughout Idaho. During 1999, the Bank opened its first branch under the name of Intermountain Community Bank, a division of Panhandle State Bank, in Payette, Idaho. In 2000, the second branch under that name was opened in Weiser, Idaho. Three additional branches were opened during 2001, one in Coeur d’Alene, another in Nampa and the third in Rathdrum. In 2002, a branch was started in Caldwell and during 2003 a branch was opened in Post Falls. In January 2003, the Bank acquired a branch office from Household Bank F.S.B. located in Ontario, Oregon, its first and only out-of-state branch at the time. Also, in 2003, the Company changed the names of the Coeur d’Alene, Post Falls, and Rathdrum branches from Intermountain Community Bank to Panhandle State Bank, because the Panhandle State Bank name had more brand recognition in the northern part of the state. In November 2004, Intermountain acquired Snake River Bancorp, Inc. (“Snake River”) and its subsidiary bank, Magic Valley Bank, which consisted of three branches. The branches were located in south central Idaho in the cities of Twin Falls, Gooding and Jerome. In June 2005, the Company opened a branch in Spokane Valley, Washington. In August 2005, the Company closed its Jerome, Idaho branch and consolidated the branch operations into its Twin Falls branch.

In March 2006, the Company opened a branch in Kellogg, Idaho. In April 2006, the Company opened a branch in Fruitland, Idaho and a branch in downtown Spokane, Washington. It also opened a Trust & Wealth division, offering trust & wealth management services to its customers. In September 2006, the Company opened a second branch in Twin Falls, Idaho, and purchased a small investment company, which now operates as Intermountain Community Investment Services (ICI), providing investment advisory services to its customers.

The Bank’s primary service area covers three distinct geographical regions. The north Idaho and eastern Washington region encompasses the four northernmost counties in Idaho, including Boundary County, Bonner County, Shoshone County and Kootenai County and Spokane County in eastern Washington. The north Idaho region is heavily forested and contains numerous lakes. As such, the economies of these counties are primarily based on tourism, real estate development and natural resources, including logging, mining and agriculture. Both Kootenai and Bonner County have also experienced additional light industrial, high-tech, commercial, retail and medical development over the past ten years. Shoshone County is experiencing residential development relating to the outdoor recreation industry in the area. The Spokane County economy is the most diverse in eastern Washington. There is an emergence of new high tech industries, as well as an established base of mature businesses in manufacturing, health care and service industries.

The second region served by the Bank encompasses three counties in southwestern Idaho (Canyon, Payette, and Washington) and one county in southeastern Oregon (Malheur). The economies of these counties are primarily based on agriculture and related or supporting businesses. A variety of crops are grown in the area including beans, onions, corn, apples, peaches, cherries and sugar beets. Livestock, including cattle and pigs, are also raised. Because of its proximity to Boise, Canyon County has expanding residential and retail development, and a more diversified light manufacturing and commercial base.

The third region served by the Bank encompasses two counties in south central Idaho (Twin Falls and Gooding). The economies of these counties are primarily based on agriculture and related or supporting businesses. A variety of crops are grown in the area including beans, peas, corn, hay, sugar beets and potatoes. Fish farms, dairies and beef cattle are also prevalent. Twin Falls County has experienced significant growth over the past 10 years and as a result, residential and commercial construction is a much larger driver of the local economy. The area is also experiencing growth in light manufacturing and retail development.

The Company’s equity investments include Panhandle State Bank, as previously noted, and Intermountain Statutory Trust I and Intermountain Statutory Trust II, financing subsidiaries formed in January 2003 and March 2004, respectively. Each Trust has issued $8 million in preferred securities, the purchasers of which are entitled to receive cumulative cash distributions from the Trusts. The Company has issued junior subordinated debentures to the Trusts, and payments from these debentures are used to make the cash distributions to the holders of the Trusts’ preferred securities.

Primary Market Area

The Company conducts its primary banking business through its bank subsidiary, Panhandle State Bank. The Bank maintains its main office in Sandpoint, Idaho and has 18 other branches. In addition to the main office, seven branch offices operate under the name of Panhandle State Bank. Eight branches are operated under the name Intermountain Community Bank, a division of Panhandle State Bank and three branches operate under the name Magic Valley Bank, a division of Panhandle State Bank. Sixteen of the Company’s branches are located throughout Idaho in the cities of Bonners Ferry, Caldwell, Coeur d’Alene, Fruitland, Gooding, Kellogg, Nampa, Payette, Ponderay, Post Falls, Priest River, Rathdrum, Sandpoint, Twin Falls and Weiser, one branch is located in Spokane Valley, Washington, one branch is located in Spokane, Washington and one branch is located in Ontario, Oregon. The Company focuses its banking and other services on individuals, professionals, and small to medium-sized businesses throughout its market area. On December 31, 2006, the Company had total consolidated assets of $919.9 million.

Competition

Based on total asset size as of December 31, 2006, the Company continues to be the largest independent community bank headquartered in Idaho. The Company competes with a number of international banking groups, out-of-state banking companies, state-wide banking organizations, and several local community banks, as well as savings banks, savings and loans, and credit unions and other non-bank competitors throughout its market area. Banks and similar financial institutions compete based on a number of factors, including price, customer service, convenience, technology, local market knowledge, operational efficiency, advertising and promotion, and reputation. In competing against other institutions, the Company focuses on delivering highly personalized customer service with an emphasis on local decision-making. It recruits, retains and motivates seasoned, knowledgeable bankers who have worked in the Company’s market areas for extended periods of time and supports them with current technology. Product offerings, pricing and location convenience are generally competitive with other banks in its market areas. The Company seeks to differentiate itself based on the high skill levels and local knowledge of its staff, combined with sophisticated relationship management and profit systems that pinpoint marketing and service opportunities. The Company has employed these competitive tools to grow both market share and profitability over the past several years.

The Company’s principal market area is divided into three separate regions based upon population and the presence of banking offices. In the northern part of Idaho and eastern Washington, the delineated communities are Boundary, Bonner, Kootenai and Shoshone Counties in Idaho and Spokane County in Washington. Primary competitors in this northern region include US Bank, Wells Fargo, Key Bank, Washington Trust Bank, Sterling Savings Bank and Bank of America, all large international or regional banks, and Idaho Independent Bank and Mountain West Bank, both community banks.

In southwestern and south central Idaho and eastern Oregon, the Bank has delineated Washington, Payette, Canyon, Malheur, Twin Falls and Gooding Counties. Primary competitors in the southern region include international or regional banks, US Bank, Wells Fargo, Key Bank, Bank of America and Zions Bank, and community banks, Farmers & Merchants State Bank, Idaho Independent Bank, DL Evans Bank and Farmers National Bank.

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

Commercial Loans.  The Bank offers a wide range of loans and open-end credit arrangements to businesses of small and moderate size, from small sole proprietorships to larger corporate entities, with purposes ranging from working capital and inventory acquisition to equipment purchases and business expansion. The Bank also participates in the Small Business Administration (“SBA”) and USDA financing programs. Operating loans or lines of credit typically carry annual maturities. Straight maturity notes are also available, in which the maturities match the anticipated receipt of specifically identified repayment sources. Term loans for purposes such as equipment purchases, expansion, term working capital, and other purposes generally carry terms that match the borrower’s cash flow capacity, typically with maturities of three years or longer. Risk is controlled by applying sound, consistent underwriting guidelines, concentrating on relationship loans as opposed to transaction type loans, and establishing sound alternative repayment sources. Government guaranty programs are also utilized when appropriate.

The Bank also offers loans for agricultural and ranching purposes. These include expansion loans, short-term working capital loans, equipment loans, cattle or livestock loans, and real estate loans on a limited basis. Terms are generally up to one year for operating loans or lines of credit and up to seven years for term loans. Sound underwriting is applied, as with other business loans, by a staff of lending and credit personnel seasoned in this line of lending. Government guaranteed programs are utilized whenever appropriate and available. Agricultural real estate loans are considered for financially sound borrowers with strong financial and management histories.

Real Estate Loans.  For consumers, the Bank offers first mortgage loans to purchase or refinance homes, home improvement loans and home equity loans and credit lines. Conforming 1st mortgage loans are offered with up to 30-year maturities, while typical maturities for 2nd mortgages (home improvement and home equity loans and lines) are as stated below under “Consumer Loans.” Lot acquisition and construction loans are also offered to consumers with typical terms up to 36 months (interest only loans are also available) and up to 12 months (with six months’ extension), respectively. Loans for purchase, construction, rehabilitation or repurchase of commercial and industrial properties are also available through the Bank, as are property development loans, with up to two-year terms typical for construction and development loans, and up to 10 years for term loans (generally with re-pricing after three, five or seven years). Risk is mitigated by selling the conventional residential mortgage loans (currently 100% are sold) and underwriting 2nd mortgage products for potential sale. Commercial real estate loans are generally confined to owner-occupied properties unless there is a strong customer relationship justifying otherwise. All commercial real estate loans are restricted to borrowers with established track records and financial wherewithal. Project due diligence is conducted by the Bank, to help provide for adequate contingencies, collateral and/or government guaranties.

Consumer Loans.  The Bank offers a variety of consumer loans, including personal loans, motor vehicle loans, boat loans, recreational vehicle loans, home improvement loans, home equity loans, open-end credit lines, both secured and unsecured, and overdraft protection credit lines. The Bank’s terms and underwriting on these loans are consistent with what is offered by competing community banks and credit unions. Loans for the purchase of new autos typically range up to 72 months. Loans for the purchase of smaller RV’s, pleasure crafts and used vehicles range up to 60 months. Loans for the purchase of larger RV’s and larger pleasure crafts, mobile homes, and home equity loans range up to 120 months (180 months if credit factors and value warrant). Unsecured loans are usually limited to two years, except for credit lines, which may be open-ended but are generally reviewed by the Bank periodically. Relationship lending is emphasized, which, along with credit control practices, minimizes risk in this type of lending.

Municipal Financing.  Operating and term loans are available to entities that qualify for the Bank to offer such financing on a tax-exempt basis. Operating loans are generally restricted by law to duration of one fiscal year. Term loans, which under certain circumstances can extend beyond one year, typically range up to five years. Municipal financing is restricted to loans with sound purposes and with established tax basis or other revenue to adequately support repayment.

Deposit Services

The Bank offers the full range of deposit services typically available in most banks and savings and loan associations, including checking accounts, savings accounts, money market accounts and various types of certificates of deposit. The transaction accounts and certificates of deposit are tailored to the Bank’s primary market area at rates competitive with those offered in the area. All deposit accounts are insured by the FDIC to the maximum amount permitted by law. The bank also offers non-FDIC insured alternatives on a limited basis to customers, in the form of reverse repurchase agreements and sweep accounts.

Investment Services

The Bank provides alternative investment services through its division, Intermountain Community Investments (ICI). Products offered by ICI include annuities, equity and fixed income securities, mutual funds, insurance products and brokerage services to its customers. The Bank offers these products in a manner consistent with the principles of prudent and safe banking and in compliance with applicable laws, rules, regulations and regulatory guidelines. The Bank earns fees for providing these services.

Trust & Wealth Management Services

The Bank also provides trust and wealth management services to its higher net worth customers to assist them in investment, tax and estate planning. The Bank offers these services in a manner consistent with the principles of prudent and safe banking and in compliance with applicable laws, rules, regulations and regulatory guidelines. The Bank earns fees for managing client’s assets and providing trust services.

Other Services

These services include automated teller machines (“ATMs”), debit and credit cards, safe deposit boxes, merchant credit card acceptance services, travelers cheques, savings bonds, direct deposit, night deposit, cash management services, internet and phone banking services, VISA/Mastercard credit cards and ACH origination services. The Bank is a member of the Star, Plus, Exchange, Interlink and Accell ATM networks. New products and services introduced in 2006 include remote deposit capture and positive pay services for businesses, and gift and travel cards for consumers.

Loan Portfolio

The loan portfolio continues to be the largest component of earning assets. In 2006, the Company increased total gross loans by 20%, or $111.3 million, resulting in a favorable increase in earnings for the Company. Commercial loans contributed the highest percentage growth in 2006, increasing $102.3 million or 24% over 2005.

During 2006, with a rising short-term interest rate environment and a slowdown in construction lending, loan competition increased, as lenders continued to aggressively pursue new loan originations and refinancings. As short-term interest rates increase, pressure is put on borrowers to pay more of their business income in interest to the Company. While the Company did not experience negative impacts from this in 2006, it may result in a higher rate of loan defaults in the future. If loan interest rates continue to increase, the Company’s future earnings could be adversely affected. The Bank continues to pursue quality loans using conservative underwriting and control practices and to monitor existing loans carefully for increased default risk. The Bank also expanded its expertise and use of relationship pricing models and techniques during the year.

In 2005, the total loan portfolio increased 33%, with commercial loans contributing the highest percentage growth, 39% over 2004. In November 2004, the Bank acquired Snake River Bancorp, Inc. and its subsidiary bank, Magic Valley Bank, which contributed $65.5 million in net loans receivable at the acquisition date.

The following tables contain information related to the Company’s loan portfolio for the five-year period ended December 31, 2006 (dollars in thousands).

	December 31,
	2006	2005	2004	2003	2002

Commercial loans	$527,345	$425,005	$304,783	$215,396	$144,872
Residential loans	112,569	107,554	94,170	58,728	36,832
Consumer loans	31,800	29,109	24,245	16,552	13,854
Municipal loans	4,082	2,856	2,598	1,751	2,679

Total loans	675,796	564,524	425,796	292,427	198,237
Allowance for loan losses	(10,319)	(8,517)	(6,902)	(5,118)	(3,259)
Deferred loan fees, net of direct origination costs	(1,074)	(971)	(234)	(53)	(204)

Loans receivable, net	$664,403	$555,036	$418,660	$287,256	$194,774

Weighted average rate	8.65%	7.90%	6.81%	6.60%	6.94%

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

Non-accrual loans are those that have become delinquent for more than 90 days (unless well-secured and in the process of collection). Placement of loans on non-accrual status does not necessarily mean that the outstanding loan principal will not be collected, but rather that timely collection of principal and interest is in question. When a loan is placed on non-accrual status, interest accrued but not received is reversed. The amount of interest income which would have been recorded in fiscal 2006, 2005, 2004, 2003 and 2002 on non-accrual loans was approximately $21,000, $95,000, $55,000, $7,000 and $104,000, respectively. A non-accrual loan may be restored to accrual status when principal and interest payments are brought current or when brought to 90 days or less delinquent and continuing payment of principal and interest is expected.

As of December 31, 2006, there were no identified loans, other than those represented in the following table, which were not in compliance with the stated terms of the loan or otherwise presented additional credit risk to the Company.

Information with respect to non-accrual loans is as follows (dollars in thousands):

	December 31,
	2006	2005	2004	2003	2002

Non-accrual loans	$1,201	$807	$1,218	$174	$609
Non-accrual loans as a percentage of total loans	0.18%	0.14%	0.29%	0.06%	0.31%
Total allowance related to these loans	$531	$341	$413	$47	$249
Interest income recorded on these loans	$230	$8	$10	$3	$11

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
(Dollars in thousands)

	December 31, 2006
	Percent of
	Loans to	Gross		Non-Accrual
	Total Loans	Loans	Allowance	Loans

Commercial loans	78.03%	$527,345	$8,406	$1,201
Residential loans	16.66%	112,569	1,543	—
Consumer loans	4.71%	31,800	339	—
Municipal loans	0.60%	4,082	31	—

Totals	100.00%	$675,796	$10,319	$1,201

	December 31, 2005
	Percent of
	Loans to	Gross		Non-Accrual
	Total Loans	Loans	Allowance	Loans

Commercial loans	75.28%	$425,005	$6,210	$671
Residential loans	19.05%	107,554	1,827	10
Consumer loans	5.16%	29,109	450	126
Municipal loans	0.51%	2,856	30	—

Totals	100.00%	$564,524	$8,517	$807

	December 31, 2004
	Percent of
	Loans to	Gross		Non-Accrual
	Total Loans	Loans	Allowance	Loans

Commercial loans	71.58%	$304,783	$4,844	$1,036
Residential loans	22.11%	94,170	1,710	175
Consumer loans	5.70%	24,245	307	7
Municipal loans	0.61%	2,598	41	—

Totals	100.00%	$425,796	$6,902	$1,218

	December 31, 2003
	Percent of
	Loans to	Gross		Non-Accrual
	Total Loans	Loans	Allowance	Loans

Commercial loans	73.66%	$215,396	$3,804	$121
Residential loans	20.08%	58,728	1,102	37
Consumer loans	5.66%	16,552	189	16
Municipal loans	0.60%	1,751	23	—

Totals	100.00%	$292,427	$5,118	$174

	December 31, 2002
	Percent of
	Loans to	Gross		Non-Accrual
	Total Loans	Loans	Allowance	Loans

Commercial loans	73.08%	$144,872	$2,572	$161
Residential loans	18.58%	36,832	485	445
Consumer loans	6.99%	13,854	184	3
Municipal loans	1.35%	2,679	18	—

Totals	100.00%	$198,237	$3,259	$609

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

During 2005, the Company modified its risk grade allocation factors to better reflect varying loss experiences in different types of loans. As of December 31, 2006, the allocation factors range from 0.25% for cash equivalent secured loans to 100% of “doubtful/loss” (Risk Grade “7”). Risk Grades “3”, “5”, “6” and “7” closely reflect the FDIC’s definitions for “Satisfactory,” “Special Mention,” “Substandard” and “Doubtful/Loss” respectively. Risk Grade “4” is an internally designated “Watch” category. At December 31, 2006, the Company had $9.3 million in the Special Mention and $839,000 in the substandard loan categories.

The Bank’s total allowance for loan losses was 1.53% and 1.51% of total loans at December 31, 2006 and December 31, 2005, respectively. The following table provides additional detail on the allowance.

Analysis of the Allowance for Loan Losses

	December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)

Balance Beginning December 31	$(8,517)	$(6,902)	$(5,118)	$(3,259)	$(2,574)
Charge Offs
Commercial Loans	283	307	535	785	740
Residential Loans	9	21	44	195	217
Consumer Loans	501	464	164	137	46
Municipal Loans	—	—	—	—	—

Total Charge-offs	793	792	743	1,117	1,003
Recoveries
Commercial Loans	(8)	(187)	(131)	(357)	(57)
Residential Loans	(4)	(19)	(23)	(35)	(24)
Consumer Loans	(435)	(68)	(40)	(5)	—
Municipal Loans	—	—	—	—	—

Total Recoveries	(447)	(274)	(194)	(397)	(81)
Net charge offs	346	518	549	720	922
Provision for loan loss	(2,148)	(2,229)	(1,438)	(955)	(1,607)
Addition from acquisition	—	—	(1,108)	(1,624)	—
Sale of loans	—	96	213	—	—

Balance at end of period	$(10,319)	$(8,517)	$(6,902)	$(5,118)	$(3,259)
Ratio of net charge-offs to loans outstanding	0.06%	0.09%	0.13%	0.25%	0.47%

In November 2004, the Bank acquired Snake River Bancorp, Inc, and its subsidiary bank, Magic Valley Bank. Total loans of approximately $65.5 million were acquired which was net of a $1.1 million allowance for loan losses. The loan portfolio acquired from Magic Valley Bank is similar to the Bank’s existing loan portfolio. Therefore, the Bank’s current process for assessing the allowance for loan loss was applied to the Magic Valley Bank portfolio at December 31, 2006 and December 31, 2005.

In January 2003, the Company acquired the loan portfolio of the Ontario branch of Household FSB (“Ontario Branch Portfolio”). Total loans of approximately $39.4 million were acquired which was net of a $1.6 million allowance for loan losses. Of the total $1.1 million in charge-offs during 2003, $0.2 million related to the Ontario Branch Portfolio.

The allowance for loan losses related to the acquisition of the Ontario Branch Portfolio was initially determined by reviewing each loan (except the consumer loan and real estate contract portfolios), assigning a risk grade commensurate with the Bank’s prevailing grading system, and applying the allowance factor appropriate to the respective grade by the Bank. A representative percentage of the consumer loan portfolio was reviewed and the allowance for this portfolio was also computed based on grade assignment. For the real estate contract portfolio, all loans over $100,000 and all loans considered to have higher than moderate risk were reviewed. An allowance of the difference between the loan balance and 50% of the originally determined collateral value was established for these loans. This (specific identification) calculation was determined from an analysis of prior losses from the real estate contract portfolio. The allowance for the remainder of the real estate contract portfolio was calculated based on the respective risk grade allocation. The allowance for the total Ontario Branch portfolio amounted to approximately 4%. Beginning in July 2003, the allowance for the real estate contract portfolio was modified to approximately 4% on all loans not carrying a specifically identified allowance. The balance of the Ontario Branch portfolio is allocated based on the respective risk grades of each loan. The balance of the Ontario Branch portfolio has decreased substantially as a result of loan sales totaling approximately $1.3 million in 2005 and $2.7 million in 2004, along with large prepayments since the purchase of the portfolio in 2003. There were no sales of these loans in 2006. The balance of the real estate contract portfolio at December 31, 2006 was $6.8 million.

The following table details loan repricing information for fixed and variable rate loans.

Maturity and Repricing for the Bank’s
Loan Portfolio at December 31, 2006

Loan Repricing	Fixed Rate	Variable Rate	Total Loans
	(Dollars in thousands)

0-90 days	$24,788	$175,418	$200,206
91-365 days	61,495	123,123	184,618
1 year-5 years	114,214	123,876	238,090
5 years or more	46,397	6,485	52,882

Total	$246,894	$428,902	$675,796

Loan Portfolio Concentrations

The Bank continuously monitors concentrations of loan categories in regards to industries and loan types. Due to the makeup of the Bank’s marketplace, it expects to have significant concentrations in certain industries and with specific loan types. Concentration guidelines are established and then approved by the Board of Directors at least annually, and are reviewed by management and the Board monthly. Detrimental circumstances affecting industries involved in loan concentrations are reviewed as to their impact as they occur, and appropriate action is determined regarding the loan portfolio and/or lending strategies and practices.

As of December 31, 2006, the Bank’s loan portfolio was concentrated, by loan type, as follows:

Commercial	78.03%
Residential	16.66%
Consumer	4.71%
Municipal	0.60%

These concentrations are typical for the markets served by the Bank, and management believes that they are comparable with those of the Banks’ peer group (banks of similar size and operating in the same geographic areas).

Management does not consider the overall commercial portfolio total to present a concentration risk, and feels that there is adequate diversification by type, industry, and geography to further mitigate risk. The agricultural portfolio, which is included in commercial loans, presents a somewhat greater risk, in that it represents a large percentage of the loans in the Bank’s southern Idaho region. At December 31, 2006, agricultural loans and agricultural real estate loans represent approximately 12.4% and 3.0% of the total loan portfolio, respectively. The agricultural portfolio consists of loans secured by crops, real estate and livestock.

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

The Bank lends to contractors and developers, and is also active in custom construction lending. The Bank has established concentration limits to include residential construction, commercial construction and development loans not to exceed 125%, total commercial real estate loans not to exceed 325% and other real estate (agricultural and land) loans not to exceed 25% of the Bank’s capital, surplus and capital notes. In addition, total real estate loans with maturities exceeding 2 years were limited to 350% of the Bank’s capital, surplus and capital notes. Accordingly, at December 31, 2006, residential construction, commercial construction and development loans represented 122.8%, commercial real estate loans and other real estate loans represented 311.5% and other real estate loans represented 27.6% of Bank’s capital, surplus and capital notes, respectively. Total real estate loans with maturities exceeding 2 years represented 208.3% of the Bank’s capital, surplus and capital notes. In response to the combined banking agencies’ recently adopted Commercial Real Estate Lending Guidelines, the Bank plans to establish revised measurements and expanded categories for monitoring in 2007.

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

The carrying value of the available-for-sale securities portfolio increased 41.3% to $118.5 million at December 31, 2006 from $83.8 million at December 31, 2005. The carrying value of the held-to-maturity securities portfolio remained constant at $6.7 million for both December 31, 2006 and December 31, 2005. During 2006, the Company utilized funds from repurchase agreements and new deposits to fund the growth in the investment portfolio. In general, the Company sought to extend the duration of its investment portfolio in 2006 to offset the short duration of the loan portfolio, improve yield and limit interest rate risk in a down-rate environment. The U.S. agency debentures and mortgage-backed securities investments have allowed the Bank to maintain a shorter duration in the total investment portfolio to limit extension risk and position the Bank for a rising interest rate market. The municipal bond portfolio remained static during 2006 and saw a substantial increase during 2005 due to bonds acquired in the Snake River Bancorp merger and a greater supply of attractive Idaho municipal bonds. The average duration of the available-for-sale and the held-to-maturity portfolios was approximately 3.6 years and 5.2 years, respectively on December 31, 2006, compared to 2.4 years and 5.1 years, respectively on December 31, 2005.

The following table displays investment securities balances and repricing information for the total portfolio:

Investment Portfolio Detail
As of December 31,

		Percent		Percent
	2006	Change	2005	Change	2004
Carrying Value as of December 31,	Amount	Prev. Yr.	Amount	Prev. Yr.	Amount
	(Dollars in thousands)

U.S. treasury securities and obligations of government agencies	$78,629	51.81%	$51,796	(14.09)%	$60,290
Mortgage-backed securities	39,559	28.53%	30,777	(23.36)%	40,156
Corporate Bonds	—	(100.00)%	969	(51.55)%	2,000
State and municipal bonds	7,021	(0.47)%	7,054	23.30%	5,721

Total	$125,209	38.21%	$90,596	(16.24)%	$108,167

Available-for-Sale	118,490	41.32%	83,847	(18.40)%	102,758
Held-to-Maturity	6,719	(0.45)%	6,749	24.77%	5,409

Total	$125,209	38.21%	$90,596	(16.24)%	$108,167

Investments held as of December 31, 2006
Mature as follows:

			One to		Five to		Over
	One Year		Five Years		Ten Years		Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)

U.S. treasury securities and obligations of government agencies	$15,031	4.86%	$30,909	3.65%	$32,689	5.87%	$—	—%	$78,629	4.80%
Corporate bonds	—	—%	—	—%	—	—%	—	—%	—	—%
Mortgage-backed securities	225	4.05%	8,675	4.02%	445	4.56%	30,214	5.67%	39,559	5.29%
State and municipal bonds (tax — equivalent)	145	6.97%	3,968	4.41%	593	5.50%	2,315	6.44%	7,021	5.23%

Total	$15,401	4.87%	$43,552	3.79%	$33,727	5.85%	$32,529	5.72%	$125,209	4.98%

Deposits

Deposits represent approximately 82.4% of the Bank’s liabilities at December 31, 2006. The Bank gathers its deposit base from a combination of small business and retail sources. The retail and small business base continues to grow with new and improved product offerings. However, management recognizes that customer service, not a vast retail branch network, is going to be the key to the Bank’s customer growth. In 2006, the Bank experienced increased competition for deposits, but successfully grew lower-cost transaction deposits, including demand and money market balances, at a relatively strong rate. Total deposits grew 16.1% in 2006 with non-interest bearing deposits growing 6.9% and interest-bearing deposits growing 18.7% over 2005 balances. NOW and money market accounts (personal, business and public) grew 34.9% to $291.4 million at December 31, 2006 from $216.0 million at December 31, 2005. Demand accounts grew 6.9% to $141.6 million at December 31, 2006 from $132.4 million at December 31, 2005. Certificate of deposit accounts grew $3.4 million, from $175.3 million at December 31, 2005 to $178.7 million at December 31, 2006, an overall increase of 2.0%.

The rise in short-term interest rates during 2006 continued to place additional pressure on banks to raise rates paid on deposits and to grow deposit balances simultaneously, especially during the latter half of the year. The Bank has responded by focusing on growing core customer relationships through targeting high deposit balance customers and prospects, providing high-touch personal service to these customers, pursuing referrals from existing customers, competitively pricing its traditional deposit products and enhancing services offered to its business customers.

The following table details repricing information for the Bank’s time deposits with minimum balance of $100,000 at December 31, 2006 (in thousands):

Maturities

Less than three months	$40,038
Three to six months	18,663
Six to twelve months	25,085
Over twelve months	9,511

$93,297

Borrowings

As part of the Company’s funds management and liquidity plan, the Bank has arranged to have short-term and long-term borrowing facilities available. The short-term and overnight facilities are federal funds purchasing lines as reciprocal arrangements to the federal funds selling agreements in place with various correspondent banks. At December 31, 2006 there were no short-term borrowing balances outstanding and the Bank had unsecured credit lines of $55.0 million available. For long and short-term funding needs, the Bank has credit available from the Federal Home Loan Bank of Seattle (FHLB), limited to a percentage of its total regulatory assets subject to collateralization requirements and a blanket pledge agreement. At December 31, 2006, the Bank had outstanding notes with the FHLB of $5.0 million and the ability to borrow an additional $66.0 million. In January 2006, the Company entered into an additional borrowing agreement with US Bank in the amount of $5.0 million and in September 2006 increased the amount to $10.0 million. The borrowing agreement is a revolving line of credit with a variable rate of interest tied to LIBOR. In January 2006, the Company purchased land to build a 94,000 square foot Financial and Technical Center in Sandpoint, Idaho. It entered into a Note Payable with the sellers of the property in the amount of $1,130,000. The note has a fixed rate of 6.65% and had an outstanding balance of $1,014,933 at December 31, 2006.

Securities sold under agreements to repurchase, which are classified as other secured borrowings, generally are short-term agreements. These agreements are treated as financing transactions and the obligations to repurchase securities sold are reflected as a liability in the consolidated financial statements. The dollar amount of securities underlying the agreements remains in the applicable asset account. These agreements had a weighted average interest rate of 5.03%, 3.60% and 1.75% at December 31, 2006, 2005 and 2004, respectively. The average balances of securities sold subject to repurchase agreements were $59.7 million, $31.6 million and $14.6 million during the years ended December 31, 2006, 2005 and 2004, respectively. The maximum amount outstanding at any month end during these same periods was $106.2 million, $47.6 million and $24.5 million, respectively. The increase in the peak in 2006 reflected the issuance of repurchase agreements primarily to municipal customers during the year and the issuance of one institutional repurchase agreement in July 2006. The institutional repurchase agreement was entered into to reduce interest rate risk in a down-rate environment. The weighted average interest rates during 2006, 2005 and 2004 were 4.72%, 2.86% and 1.09%, respectively. The majority of the repurchase agreements mature on a daily basis, with the institutional repurchase agreement in the amount of $30.0 million maturing in July 2011. At December 31, 2006, 2005 and 2004, the Company pledged as collateral, certain investment securities with aggregate amortized costs of $109.0 million, $37.9 million and $20.3 million, respectively. These investment securities had market values of $109.0 million, $37.1 million and $20.2 million at December 31, 2006, 2005 and 2004, respectively.

In January 2003 the, Company issued $8.0 million of Trust Preferred securities through its subsidiary, Intermountain Statutory Trust I. Approximately $7.0 million was subsequently transferred to the capital account of Panhandle State Bank for capitalizing the Ontario branch acquisition. The debt associated with these securities bears interest at 6.75% with interest payable quarterly. The debt is callable by the Company in March 2008 and matures in March 2033.

In March 2004, the Company issued $8.0 million of additional Trust Preferred securities through a second subsidiary, Intermountain Statutory Trust II. This debt is callable by the Company in April 2009, bears interest on a variable basis tied to the 90-day LIBOR index plus 2.8%, and matures in April 2034. The rate at December 31, 2006 was 8.17%. Funds received from this borrowing were used to support planned expansion activities during 2004.

Employees

The Bank employed 415 full-time equivalent employees at December 31, 2006. None of the employees are represented by a collective bargaining unit and the Company believes it has good relations with its employees.

Supervision and Regulation

General

The following discussion describes elements of the extensive regulatory framework applicable to Intermountain Community Bancorp (the “Company”) and Panhandle State Bank (the “Bank”). This regulatory framework is primarily designed for the protection of depositors, federal deposit insurance funds and the banking system as a whole, rather than specifically for the protection of shareholders. Due to the breadth of this regulatory framework and the increasing requirements created by such regulations as the Patriot Act, Bank Secrecy Act and the Sarbanes Oxley Act, our costs of compliance continue to increase in order to monitor and satisfy these requirements.

To the extent that this section describes statutory and regulatory provisions, it is qualified in its entirety by reference to those provisions. These statutes and regulations, as well as related policies, are subject to change by Congress, state legislatures and federal and state regulators. Changes in statutes, regulations or regulatory policies applicable to us, including interpretation or implementation thereof, could have a material effect on our business or operations.

Federal Financial Holding Company Regulation

General.  The Company is a financial holding company as defined in the Bank Holding Company Act of 1956, as amended (“BHCA”), and is therefore subject to regulation, supervision and examination by the Federal Reserve. In general, the BHCA limits the business of bank holding companies to owning or controlling banks and engaging in other activities closely related to banking. The Company must file reports with and provide the Federal Reserve such additional information as it may require.

Holding Company Bank Ownership.  The BHCA requires every financial holding company to obtain the prior approval of the Federal Reserve before (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares; (ii) acquiring all or substantially all of the assets of another bank or bank holding company; or (iii) merging or consolidating with another bank holding company.

Holding Company Control of Nonbanks.  With some exceptions, the BHCA also prohibits a bank holding company from acquiring or retaining direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities that, by statute or by Federal Reserve regulation or order, have been identified as activities closely related to the business of banking or of managing or controlling banks.

Transactions with Affiliates.  Subsidiary banks of a financial holding company are subject to restrictions imposed by the Federal Reserve Act on extensions of credit to the holding company or its subsidiaries, on investments in their securities and on the use of their securities as collateral for loans to any borrower. These regulations and restrictions may limit the Company’s ability to obtain funds from the Bank for its cash needs, including funds for payment of dividends, interest and operational expenses.

Tying Arrangements.  We are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, neither the Company nor its subsidiaries may condition an extension of credit to a customer on either (i) a requirement that the customer obtain additional services provided by us; or (ii) an agreement by the customer to refrain from obtaining other services from a competitor.

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

State Law Restrictions.  As an Idaho corporation, the Company is subject to certain limitations and restrictions under applicable Idaho corporate law. For example, state law restrictions in Idaho include limitations and restrictions relating to indemnification of directors, distributions to shareholders, transactions involving directors, officers or interested shareholders, maintenance of books, records and minutes, and observance of certain corporate formalities.

Federal and State Regulation of the Bank

General.  The Bank is an Idaho commercial bank operating in Idaho, with one branch in Oregon and two in Washington, and its deposits are insured by the FDIC. As a result, the Bank is subject to primary supervision and regulation by the Idaho Department of Finance and the FDIC. With respect to the Oregon branch and Washington branches, the Bank is also subject to supervision and regulation by, respectively, the Oregon Department of Consumer and Business Services and the Washington Department of Financial Institutions, as well as the FDIC. These agencies have the authority to prohibit banks from engaging in what they believe constitute unsafe or unsound banking practices.

Community Reinvestment.  The Community Reinvestment Act of 1977 requires that, in connection with examinations of financial institutions within their jurisdiction, the Federal Reserve or the FDIC evaluate the record of the financial institution in meeting the credit needs of its local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of the institution. A bank’s community reinvestment record is also considered by the applicable banking agencies in evaluating mergers, acquisitions and applications to open a branch or facility.

Insider Credit Transactions.  Banks are also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders or any related interests of such persons. Extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, and follow credit underwriting procedures that are at least as stringent, as those prevailing at the time for comparable transactions with persons not covered above and who are not employees; and (ii) must not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to insiders. A violation of these restrictions may result in the assessment of substantial civil monetary penalties, the imposition of a cease and desist order, and other regulatory sanctions.

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

Interstate Banking And Branching

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Interstate Act”) relaxed prior interstate branching restrictions under federal law by permitting nationwide interstate banking and branching under certain circumstances. Generally, bank holding companies may purchase banks in any state, and states may not prohibit these purchases. Additionally, banks are permitted to merge with banks in other states, as long as the home state of neither merging bank has opted out under the legislation. The Interstate Act requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area.

Idaho, Oregon and Washington have each enacted “opting in” legislation in accordance with the Interstate Act provisions allowing banks to engage in interstate merger transactions, subject to certain “aging” requirements. Idaho and Oregon also restrict an out-of-state bank from opening de novo branches. However, once an out-of-state bank has acquired a bank within either state, either through merger or acquisition of all or substantially all of the bank’s assets, the out-of-state bank may open additional branches within the state. In contrast, under Washington law, an out-of-state bank may, subject to Department of Financial Institutions’ approval, open de novo branches in Washington or acquire an in-state branch so long as the home state of the out-of-state bank has reciprocal laws with respect to, respectively, de novo branching or branch acquisitions.

Deposit Insurance

In February 2006, the President signed federal deposit insurance reform legislation. The legislation (i) required the FDIC to merge the Bank Insurance Fund and the Savings Association Insurance Fund into a newly created Deposit Insurance Fund, which was completed in 2006; (ii) increases the amount of deposit insurance coverage for retirement accounts; (iii) allows for deposit insurance coverage on individual accounts to be indexed for inflation starting in 2010; (iv) provides the FDIC more flexibility in setting and imposing deposit insurance assessments; and (v) provides eligible institutions credits on future assessments.

The Bank’s deposits are currently insured to a maximum of $100,000 per depositor through the Deposit Insurance Fund, except for certain retirement accounts, which have a higher limit. The Bank is required to pay deposit insurance premiums, which are assessed and paid regularly. The premium amount is based upon a risk classification system established by the FDIC. Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or a higher degree of supervisory concern.

Dividends

The principal source of the Company’s cash is from dividends received from the Bank, which are subject to government regulation and limitations. Regulatory authorities may prohibit banks and financial holding companies from paying dividends in a manner that would constitute an unsafe or unsound banking practice or would reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. Idaho law also limits a bank’s ability to pay dividends subject to surplus reserve requirements.

Capital Adequacy

Regulatory Capital Guidelines.  Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of financial holding companies and banks. The guidelines are “risk-based,” meaning that they are designed to make capital requirements more sensitive to differences in risk profiles among banks and financial holding companies.

Tier I and Tier II Capital.  Under the guidelines, an institution’s capital is divided into two broad categories, Tier I capital and Tier II capital. Tier I capital generally consists of common stockholders’ equity, surplus and undivided profits. Tier II capital generally consists of the allowance for loan losses, hybrid capital instruments, and term subordinated debt. The sum of Tier I capital and Tier II capital represents an institution’s total capital. The guidelines require that at least 50% of an institution’s total capital consist of Tier I capital.

Risk-based Capital Ratios.  The adequacy of an institution’s capital is gauged primarily with reference to the institution’s risk-weighted assets. The guidelines assign risk weightings to an institution’s assets in an effort to quantify the relative risk of each asset and to determine the minimum capital required to support that risk. An institution’s risk-weighted assets are then compared with its Tier I capital and total capital to arrive at a Tier I risk-based ratio and a total risk-based ratio, respectively. The guidelines provide that an institution must have a minimum Tier I risk-based ratio of 4% and a minimum total risk-based ratio of 8%.

Leverage Ratio.  The guidelines also employ a leverage ratio, which is Tier I capital as a percentage of total assets, less intangibles. The principal objective of the leverage ratio is to constrain the maximum degree to which a financial holding company may leverage its equity capital base. The minimum leverage ratio is 3%; however, for all but the most highly rated financial holding companies and for financial holding companies seeking to expand, regulators expect an additional cushion of at least 1% to 2%.

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

In 2006, the federal banking agencies, including the FDIC and the Federal Reserve, provided notice of proposed rulemaking that would change the existing risk-based capital framework by enhancing its risk sensitivity. Whether such revisions are implemented or what effect they might have on us cannot be predicted at this time, but we do not expect our operations to be significantly impacted.

Regulatory Oversight and Examination

The Federal Reserve conducts periodic inspections of financial holding companies, which are performed both onsite and offsite. The supervisory objectives of the inspection program are to ascertain whether the financial strength of the financial holding company is being maintained on an ongoing basis and to determine the effects or consequences of transactions between a holding company or its non-banking subsidiaries and its subsidiary banks. For holding companies under $10 billion in assets, the inspection type and frequency varies depending on asset size, complexity of the organization, and the holding company’s rating at its last inspection.

Banks are subject to periodic examinations by their primary regulators. Bank examinations have evolved from reliance on transaction testing in assessing a bank’s condition to a risk-focused approach. These examinations are extensive and cover the entire breadth of operations of the bank. Generally, safety and soundness examinations occur on an 18-month cycle for banks under $500 million in total assets that are well capitalized and without regulatory issues, and 12-months otherwise. Examinations alternate between the federal and state bank regulatory agency or may occur on a combined schedule. The frequency of consumer compliance and CRA examinations is linked to the size of the institution and its compliance and CRA ratings at its most recent examinations. However, the examination authority of the Federal Reserve and the FDIC allows them to examine supervised banks as frequently as deemed necessary based on the condition of the bank or as a result of certain triggering events.

Corporate Governance and Accounting Legislation

Sarbanes-Oxley Act of 2002.  The Sarbanes-Oxley Act of 2002 (the “Act”) addresses, among other things, corporate governance, auditing and accounting, enhanced and timely disclosure of corporate information, and penalties for non-compliance. Generally, the Act (i) requires chief executive officers and chief financial officers to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission (the “SEC”); (ii) imposes specific and enhanced corporate disclosure requirements; (iii) accelerates the time frame for reporting of insider transactions and periodic disclosures by public companies; (iv) requires companies to adopt and disclose information about corporate governance practices, including whether or not they have adopted a code of ethics for senior financial officers and whether the audit committee includes at least one “audit committee financial expert;” and (v) requires the SEC, based on certain enumerated factors, to regularly and systematically review corporate filings.

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

As a publicly reporting company, we are subject to the requirements of the Act and related rules and regulations issued by the SEC. After enactment, we updated our policies and procedures to comply with the Act’s requirements and have found that such compliance, including compliance with Section 404 of the Act relating to management control over financial reporting, has resulted in significant additional expense for the Company. We anticipate that we will continue to incur such additional expense in our ongoing compliance.

Anti-terrorism Legislation

USA Patriot Act of 2001.  The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “Patriot Act”), intended to combat terrorism, was renewed with certain amendments in 2006. Certain provisions of the Patriot Act were made permanent and other sections were made subject to extended “sunset” provisions. The Patriot Act, in relevant part, (i) prohibits banks from providing correspondent accounts directly to foreign shell banks; (ii) imposes due diligence requirements on banks opening or holding accounts for foreign financial institutions or wealthy foreign individuals; (iii) requires financial institutions to establish an anti-money-laundering compliance program; and (iv) eliminates civil liability for persons who file suspicious activity reports. The Act also includes provisions providing the government with power to investigate terrorism, including expanded government access to bank account records. While the Patriot Act has had some impact in 2005 and 2006 on our record keeping and reporting expenses, we do not believe that the renewal and amendment will have a further material adverse effect on our business or operations.

Financial Services Modernization

Gramm-Leach-Bliley Act of 1999.  The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 brought about significant changes to the laws affecting banks and bank holding companies. Generally, the Act (i) repeals historical restrictions on preventing banks from affiliating with securities firms; (ii) provides a uniform framework for the activities of banks, savings institutions and their holding companies; (iii) broadens the activities that may be conducted by national banks and banking subsidiaries of bank holding companies; (iv) provides an enhanced framework for protecting the privacy of consumer information and requires notification to consumers of bank privacy policies; and (v) addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions. Bank holding companies that qualify and elect to become financial holding companies can engage in a wider variety of financial activities than permitted under previous law, particularly with respect to insurance and securities underwriting activities.

Recent Legislation

Financial Services Regulator Relief Act of 2006.  In October 2006, the President signed the Financial Services Regulatory Relief Act of 2006 into law (the “Relief Act”). The Relief Act amends several existing banking laws and regulations, eliminates some unnecessary and overly burdensome regulations of depository institutions and clarifies several existing regulations. The Relief Act, among other things, (i) authorizes the Federal Reserve Board to set reserve ratios; (ii) amends regulations of national banks relating to shareholder voting and granting of dividends; (iii) amends several provisions relating to loans to insiders, regulatory applications, privacy notices, and golden parachute payments; and (iv) expands and clarifies the enforcement authority of federal banking regulators. While it is too soon to predict the impact this legislation will have on us, we do not expect that our business, expenses, or operations will be significantly impacted.

Effects Of Government Monetary Policy

Our earnings and growth are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government, particularly the Federal Reserve. The Federal Reserve implements national monetary policy for such purposes as curbing inflation and combating recession, but its open market operations in U.S. government securities, control of the discount rate applicable to borrowings from the Federal Reserve, and establishment of reserve requirements against certain deposits, influence the growth of bank loans, investments and deposits, and also affect interest rates charged on loans or paid on deposits. The nature and impact of future changes in monetary policies and their impact on us cannot be predicted with certainty.

Other Information

The Company’s Internet address is www.Intermountainbank.com. The Company makes available free of charge on its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after it electronically files such material with, or furnish it to, the SEC. Other than the information expressly set forth in this Form 10-K, the information contained, or referred to, on the Company’s website is not part of this Form 10-K.

Alternatively, the Company will provide you with copies of these reports, without charge, upon request made to:

Investor Relations
Intermountain Community Bancorp
231 N. Third Avenue
Sandpoint, Idaho 83864
(208) 263-0505

The public may also read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, such as the Company, that file electronically with the SEC.

Item 1A.	RISK FACTORS

As a financial holding company, our earnings are dependent upon the performance of our bank as well as by business, economic and political conditions.

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

After rising through much of 2005 and the first half of 2006, short-term market rates have flattened and the yield curve has become inverted. In this environment, short-term market rates are higher than long-term market rates. If this inversion continues, the amount of interest we pay on deposits and borrowings could increase more quickly than the amount of interest we receive on our loans, mortgage-related securities and investment securities. This could cause our profits to decrease.

Should rates start rising again, interest rates would likely reduce the value of our investment securities and may decrease demand for loans and make it more difficult for borrowers to repay their loans. Increasing market interest rates may also depress property values, which could affect the value of collateral securing our loans.

An increase in interest rates could also have a negative impact on our results of operations by reducing the ability of borrowers to repay their current loan obligations. These circumstances could not only result in increased loan defaults, foreclosures and write-offs, but also necessitate further increases to the allowances for loan losses.

Should market rates fall, rates on our assets may fall faster than rates on our liabilities, resulting in decreased income for the bank. Fluctuations in interest rates may also result in disintermediation, which is the flow of funds away from depository institutions into direct investments that pay a higher rate of return and may affect the value of our investment securities and other interest-earning assets.

Our cost of funds may increase because of general economic conditions, unfavorable conditions in the capital markets, interest rates and competitive pressures. We have traditionally obtained funds principally through deposits and borrowings. As a general matter, deposits are a cheaper source of funds than borrowings, because interest rates paid for deposits are typically less than interest rates charged for borrowings. If, as a result of general economic conditions, market interest rates, competitive pressures, or other factors, our level of deposits decreases relative to our overall banking operation, we may have to rely more heavily on borrowings as a source of funds in the future, which may negatively impact net interest margin.

Competition may adversely affect our ability to attract and retain customers at current levels.

The banking and financial services businesses in our market areas are highly competitive. Competition in the banking, mortgage and finance industries may limit our ability to attract and retain customers. We face competition from other banking institutions, savings banks, credit unions and other financial institutions. We also compete with non-bank financial service companies within the states that we serve and out of state financial intermediaries that have opened loan production offices or that solicit deposits in our market areas. There has also been a general consolidation of financial institutions in recent years, which results in new competitors and larger competitors in our market areas.

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

Our loan customers may not repay their loans according to the terms of the loans, and the collateral securing the payment of these loans may be insufficient to pay any remaining loan balance. We therefore may experience significant loan losses, which could have a material adverse effect on our operating results.

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

We have identified commercial real estate and commercial business loans as areas for increased lending emphasis. While increased lending diversification is expected to increase interest income, non-residential loans carry greater risk of payment default than residential real estate loans. As the volume of these loans increase, credit risk increases. In the event of substantial borrower defaults, our provision for loan losses would increase and therefore, earnings would be reduced. As the Company lends in diversified areas such as commercial real estate, commercial, agricultural, real estate, commercial construction and residential construction, the Company may be incur additional risk if one lending area experienced difficulties due to economic conditions.

Our stock price can be volatile.

Our stock price can fluctuate widely in response to a variety of factors, including actual or anticipated variations in quarterly operating results, recommendations by securities analysts and news reports relating to trends, concerns and other issues in the financial services industry. Other factors include new technology used or services offered by our competitors, operating and stock price performance of other companies that investors deem comparable to us, and changes in government regulations.

General market fluctuations, industry factors and general economic and political conditions and events, such as future terrorist attacks and activities, economic slowdowns or recessions, interest rate changes or credit loss trends, also could cause our stock price to decrease regardless of our operating results.

Item 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.	PROPERTIES

At December 31, 2006, the Company operated 19 branch offices, including the main office located in Sandpoint, Idaho. The following is a description of the branch and administrative offices.

				Occupancy
			Date Opened	Status
City and County	Address	Sq. Feet	or Acquired	(Own/Lease)

Panhandle State Bank Branches
IDAHO
(Kootenai County)
Coeur d’Alene(1)	200 W. Neider Avenue Coeur d’Alene, ID 83814	5,500	May 2005	own building lease land
Rathdrum	6878 Hwy 53 Rathdrum, ID 83858	3,410	March 2001	own
Post Falls	3235 E. Mullan Avenue Post Falls, ID 83854	3,752	March 2003	own
(Bonner County)
Ponderay	300 Kootenai Cut-Off Road Ponderay, ID 83852	3,400	October 1996	own
Priest River	301 E. Albeni Road Priest River, ID 83856	3,500	December 1996	own
Sandpoint	231 N. Third Avenue Sandpoint, ID 83864	10,000	May 1981	own
(Boundary County)
Bonners Ferry	6750 Main Street Bonners Ferry, ID 83805	3,400	September 1993	own
(Shoshone County)
Kellogg	302 W. Cameron Avenue Kellogg, ID 83837	672	February 2006	lease land own modular unit
Intermountain Community Bank Branches
(Canyon County)
Caldwell	506 South 10th Avenue Caldwell, ID 83605	6,480	March 2002	Own
Nampa	521 12th Avenue S. Nampa, ID 83653	5,000	July 2001	Own
(Payette County)
Payette	175 North 16th Street Payette, ID 83661	5,000	September 1999	own
Fruitland	1710 N. Whitley Dr, Ste A Fruitland, ID 83619	1,500	April 2006	lease
(Washington County)
Weiser	440 E Main Street Weiser, ID 83672	3,500	June 2000	own

				Occupancy
			Date Opened	Status
City and County	Address	Sq. Feet	or Acquired	(Own/Lease)

Magic Valley Bank Branches
(Twin Falls County)
Twin Falls	113 Main Ave West Twin Falls, ID 83301	10,798	November 2004	lease
Canyon Rim(2)	1715 Poleline Road East Twin Falls, ID 83301	6,975	September 2006	own
(Gooding County)
Gooding(2)	746 Main Street Gooding, ID 83330	3,200	November 2004	own
OREGON
(Malheur County)
Ontario	98 South Oregon St. Ontario, OR 97914	10,272	January 2003	lease
Intermountain Community Bank Washington Branches
WASHINGTON
(Spokane County)
Spokane Valley	200 N. Mullan, Suite 124 Spokane, WA 99206	2,500	June 2005	lease
Spokane Private Banking	801 W. Riverside, Ste 400 Spokane, WA 99201	4,818	April 2006	lease
Spokane Valley new site(3)	5211 E. Sprague Avenue Spokane Valley, WA 99206		Sept 2006	lease land
ADMINISTRATIVE
(Bonner County)
Sandpoint Data Center	218 Main Street Sandpoint, ID 83864	1,900	March 1999	lease
Sandpoint Management Services	110 Main Street Sandpoint, ID 83864	6,669	June 2002	lease
Sandpoint Home Loan Center	303 N. Third Avenue Sandpoint, ID 83864	1,260	September 2004	lease
Sandpoint Administrative	307 N. Second Avenue Sandpoint, ID 83864	4,848	March 2006	lease
ICI Brokerage Dept	102 10th & Hwy 2, Ste A Priest River, ID 83856	665	September 2006	lease
Sandpoint land(4)	501 N. Church Street Sandpoint, ID 83864		January 2006	own
(Kootenai County)
Coeur d’Alene Branch and Administrative Services(1)	200 W. Neider Avenue Coeur d’Alene, ID 83814	17,600	May 2005	land lease own building
(Spokane County)
Spokane Home Loan Center	200 N. Mullan, Suite 222 Spokane, WA 99206	1,550	August 2005	lease

1)	The Coeur d’Alene branch is located in the 23,100 square foot branch and administration building located at 200 W. Neider Avenue in Coeur d’Alene. The branch occupies approximately 5,500 square feet of this building.

2)	In December 2006, the Company entered in agreements to sell the Gooding and Canyon Rim branches, and subsequently lease them back. The sales were completed in January 2007 and the leases commenced in January 2007.

3)	In August 2006, the Company leased land on East Sprague Avenue in Spokane Valley and subsequently began construction on a 16,000 square foot financial center, which will replace the current Spokane Valley branch.

4)	In January 2006, the Company purchased land on an installment contract and subsequently began building the 94,000 square foot Sandpoint Financial and Technical Center, which will house the Sandpoint branch, corporate headquarters and administrative functions. The building will also contain technical and training facilities, an auditorium and community atrium and space for other professional tenants. The Company anticipates selling the building upon or near completion and leasing back approximately 45,000 square feet.

Item 3.	LEGAL PROCEEDINGS

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

There were no matters submitted to security holders for a vote during the fourth quarter of 2006.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price and Dividend Information

Bid and ask prices for the Company’s Common Stock are quoted in the Pink Sheets and on the OTC Bulletin Board under the symbol “IMCB.OB” As of March 2, 2007, there were 12 Pink Sheet/Bulletin Board Market Makers. The range of high and low closing prices for the Company’s Common Stock for each quarter during the two most recent fiscal years is as follows:

Quarterly Common Stock Price Ranges (1)

	2006		2005
Quarter	High	Low	High	Low

1st	$20.00	$15.50	$18.50	$16.33
2nd	22.55	18.73	18.35	16.00
3rd	24.00	20.60	17.50	16.05
4th	25.00	22.40	17.75	16.50

(1)	This table reflects the range of high and low closing prices for the Company’s Common Stock during the indicated periods. Prices have been retroactively adjusted to reflect all stock splits and stock dividends, including a 10% common stock dividend that was effective May 31, 2006. The quotations merely reflect the prices at which transactions were proposed, and do not necessarily represent actual transactions. Prices do not include retail markup, markdown or commissions.

The approximate number of record holders of the Company’s common stock as of March 2, 2007 was 981, representing 7,415,585 shares outstanding.

The Company historically has not paid cash dividends, nor does it expect to pay cash dividends in the near future. The Company is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. These restrictions may affect the amount of dividends the Company may declare for distribution to its shareholders in the future.

There have been no securities of the Company sold within the last three years that were not registered under the Securities Act of 1933, as amended. The Company did not make any stock repurchases during the fourth quarter of 2006.

Equity Compensation Plan Information

We currently maintain three compensation plans that provide for the issuance of Intermountain’s common stock to officers and other employees, directors and consultants. These consist of the 1988 Employee Stock Option Plan, the 1999 Employee Stock Plan, and the 1999 Director Stock Option Plan, each of which have been approved by the Company’s shareholders. The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of December 31, 2006:

				Number of Shares
	Number of Shares			Remaining Available for
	to be Issued Upon		Weighted-Average	Future Issuance Under
	Exercise of		Exercise Price of	Equity Compensation
	Outstanding Options,		Outstanding Options,	Plans (Excluding
	Warrants and Rights		Warrants and Rights	Shares Reflected in
Plan Category	(a)		(b)	Column (a) (c)

Equity compensation plans approved by shareholders	557,495	(1)	$5.46	249,313	(1)
	82,500	(2)	—	82,500	(2)
Equity compensation plans not approved by shareholders	57,198	(3)	—	57,198	(3)

Total	697,193		$5.46	389,011

(1)	Under the company’s Employee Stock Option and Restricted Stock Plan, as amended (the “Stock Plan”), we may issue Restricted Stock Awards, as that term in defined in the Stock Plan.

(2)	For purposes of this table, we have listed the “target” shares that could be issued under our 2006-2008 Long Term Incentive Plan to eligible executive officers, provided the company meets specific performance goals at the end of the three-year period. In the event the company exceeds the performance targets, more shares could be issued. The 2006-2008 Long Term Incentive Plan is subject to approval by the shareholders at the 2007 Annual Meeting.

(3)	We issue securities under our 2003-2005 Long Term Incentive Plan to eligible executive officers, provided the company has met specific performance goals at the end of a three-year period. Under the terms of the plan, the executive must have been continuously employed by the company during the three-year period, and to receive the award, must be employed at the time the stock award vests. The award vest equally over a three-year period and is payable in restricted stock. The number of shares set forth in the table are the shares that may be issued under the 2003-2005 Long Term Incentive Plan, for which a Registration Statement on Form S-8 has been filed.

Five-Year Stock Performance Graph

The following graph shows a five-year comparison of the total return to shareholders of Intermountain’s common stock, the SNL Securities $500 million to $1 billion Bank Asset Size Index (“SNL Index”) and the Russell 2000 Index. All of these cumulative returns are computed assuming the reinvestment of dividends at the frequency with which dividend were paid during the applicable years.

	Period Ending
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
Index	2001	2002	2003	2004	2005	2006
Intermountain Community Bancorp	$100	$133	$262	$365	$340	$525
SNL Index	100	125	176	196	199	222
Russell 2000	100	78	114	133	138	161

Item 6.	SELECTED FINANCIAL DATA

The following selected financial data (in thousands except per share data) of the Company is derived from the Company’s historical audited consolidated financial statements and related footnotes. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and

Results of Operations” and the consolidated financial statements and related footnotes contained elsewhere in this Form 10-K. Historical results may not be indicative of future results.

	For the Year Ended December 31, (2)
	2006(1)	2005(1)	2004(1)	2003	2002

STATEMENTS OF INCOME DATA
Total interest income	$59,580	$41,648	$25,355	$20,983	$16,787
Total interest expense	(17,533)	(10,717)	(5,712)	(4,970)	(3,919)

Net interest income	42,047	30,931	19,643	16,013	12,868
Provision for loan losses	(2,148)	(2,229)	(1,438)	(955)	(1,607)

Net interest income after provision losses on loans	39,899	28,702	18,205	15,058	11,261
Total other income	10,838	9,620	7,197	5,985	4,232
Total other expense	(35,960)	(26,532)	(18,884)	(15,476)	(11,589)

Income before income taxes	14,777	11,790	6,518	5,567	3,904
Income taxes	(5,575)	(4,308)	(2,172)	(1,906)	(1,314)

Net income	$9,202	$7,482	$4,346	$3,661	$2,590

Net income per share(3)
Basic	$1.26	$1.16	$0.80	$0.70	$0.50
Diluted	$1.18	$1.07	$0.72	$0.65	$0.48

Weighted average common shares outstanding(3)
Basic	7,305	6,435	5,446	5,209	5,135
Diluted	7,805	6,985	6,003	5,594	5,374
Cash dividends per share	—	—	—	—	—

	December 31,
	2006(1)	2005(1)	2004(1)	2003	2002

BALANCE SHEET DATA
Total assets	$919,866	$733,682	$597,680	$409,760	$287,413
Net loans	664,403	555,036	418,660	287,256	194,774
Deposits	693,686	597,519	500,923	344,866	243,583
Securities sold subject to repurchase agreements	106,250	37,799	20,901	17,156	15,970
Advances from Federal Home Loan Bank	5,000	5,000	5,000	5,000	—
Other borrowings	22,602	16,527	16,527	8,279	—
Shareholders’ equity	78,080	64,273	44,564	27,078	23,916

(1)	Comparability is affected by the acquisition of Snake River Bancorp in November 2004 and a branch in 2003.

(2)	Certain prior period amounts have been reclassified to conform to the current period’s presentation.

(3)	Earnings per share and weighted average shares outstanding have been adjusted retroactively for the effect of stock splits and dividends, including the 10% common stock dividend effective May 31, 2006

	Years Ended December 31,
Key Financial Ratios	2006	2005	2004

Return on Average Assets	1.13%	1.11%	0.91%
Return on Average Equity	12.90%	14.80%	13.71%
Average Equity to Average Assets	8.76%	7.53%	6.64%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to provide a more comprehensive review of the Company’s operating results and financial condition than can be obtained from reading the Consolidated Financial Statements alone. The discussion should be read in conjunction with the audited consolidated financial statements and the notes thereto included as part of this Form 10-K.

Overview

The Company operates a multi-branch banking system and is executing plans for the formation and acquisition of banks and bank branches that can operate under a decentralized community bank structure. Based on opportunities available in the future, the Company plans expansion in markets that are contiguous, within 150 miles of its existing branches, in Idaho, Oregon, Washington and Montana or provide significant opportunity for targeted customer growth. The Company is pursuing an aggressive balance of asset and earnings growth by focusing on increasing its market share in its present locations, expanding services sold to existing customers, building new branches and merging and/or acquiring community banks that fit closely with the Bank’s strategic direction.

The Company continues to make significant investments in human resources and technology to support its growth initiatives. Asset growth is expected to keep pace or exceed earnings growth over the next several years while the Company pursues its expansion and customer acquisition goals. Further, the Company continues to leverage its capital which, in addition to retained earnings, has been supplemented by two trust preferred debentures totaling approximately $16.5 million, and a $12.0 million common stock offering in December 2005, both executed in anticipation of expansion into new markets.

Management and the Board of Directors remain committed to building a decentralized community banking organization and further increasing the level of service we provide our targeted customers and our communities. Our strategic plan calls for a balanced yet aggressive set of asset growth and shareholder return goals. We expect to achieve these goals by employing experienced, knowledgeable and dedicated people and supporting them with strong technology and training.

In line with these goals, the Company has made two key acquisitions in the last three years. In November 2004, Snake River was merged with and into Intermountain, with Intermountain being the surviving corporation in the merger. Snake River’s wholly owned subsidiary, Magic Valley Bank, was merged with and into the Bank. The two branches of Magic Valley Bank continue to operate as Magic Valley Bank, a division of Panhandle State Bank. The merger contributed approximately $13.0 million in capital, which increased the Company’s capital base. Under the terms of the Snake River merger, Snake River shareholders received $8.22 in cash and 0.93 shares of Intermountain stock for each share of Snake River Bancorp Inc. stock. The Company’s 2004 results of operations include 2 months of operations of the Magic Valley branches. The acquisition added approximately $65.5 million of loans, approximately $6.8 million of investments and approximately $69.6 million of deposits to the Company. As a result of the acquisition, the Bank also recorded $10.2 million in goodwill and $0.7 million in other intangible assets. The acquisition was made to expand our market territory into Idaho and better serve our customers in the Southern Idaho region.

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

In June 2005, the Company entered into the Washington State market by opening a branch in Spokane Valley, Washington. This branch allowed the Company to enter into the eastern Washington banking market and to also better serve its existing customer base. The Company offers full service banking and residential and commercial lending from its Spokane Valley branch and Spokane downtown offices, which it operates under the name of Intermountain Community Bank — Washington. The downtown location was added in April 2006 after the Bank was able to attract a seasoned team of commercial and private bankers.

In March 2006, the Company opened a branch in Kellogg, Idaho under the Panhandle State Bank name. In April 2006, the Company opened a branch in Fruitland, Idaho which operates as Intermountain Community Bank. In April 2006, the Company also opened a Trust & Wealth Management division, and began offering these services to its customers. In September 2006, the Company opened a second branch in Twin Falls, Idaho, which operates as Magic Valley Bank. In September 2006, the Company also purchased a small investment company, which now operates as Intermountain Community Investments, providing investment advisory services to its customers. These new branches and divisions allowed the Company to expand geographically and better serve its existing customer base.

In 2005, the Company relocated the Coeur d’Alene branch and administrative office to a combined administrative and branch office building located on Neider Avenue between Highway 95 and Government Way in Coeur d’Alene. This new facility serves as our primary Coeur d’Alene office and accommodates the Home Loan Center, our centralized real estate mortgage processing department, various administrative support departments and our SBA Loan Production Center. The SBA center was initiated in 2003 to enhance the service, delivery and efficiency of the Small Business Administration lending process.

In August 2006, the Company began construction of a 94,000 square foot financial and technical center office building in Sandpoint, Idaho. The Company plans to relocate both its Sandpoint main branch and headquarters to this building, with the Company occupying approximately 45,000 square feet.

As part of its strategic plan, the Bank replaced its core data and check processing systems during 2004 at an approximate cost of $1.3 million. This investment and subsequent smaller technology investments positioned the operating infrastructure of the Bank to improve efficiency and provided the capacity to support our planned growth and expansion.

The Company will continue its focus on expanding market share of targeted customers in its existing markets, entering new markets in which it can attract and retain strong employees, and look for opportunities to acquire other community banks that believe in the strategy of community banking and desire to build on the Company’s culture, employee capital, technology and operational efficiency.

The most significant perceived risks to the Company are credit quality, interest rate risk, operational/execution risk, and human resources risk. Poor credit quality can create significant earnings, capital and liquidity issues more quickly than other types of risk faced by the Bank. During 2006, the financial stability of the Company’s customers remained strong, based on regional economic data and the Bank’s own asset quality measurements. Total loans receivable in 2006 increased 19.7% while our net loan charge-off rate decreased to 0.06% of total loans from 0.09% in 2005. Non-accrual loans increased approximately $400,000 in 2006 to 0.18% of total loans. Loan delinquencies over 30-days at fiscal year end 2006 were 0.24%, up 0.08% from the 2005 level of 0.16%. This increase was largely attributed to the slightly softening regional economy during 2006. While the northwest economy remains strong, it has slowed from its rapid pace over the past few years. As a result, management believes there is potential for modest weakening in its credit quality ratios in 2007, and is employing additional monitoring techniques to control this increased risk.

Interest rate risk for the Company can create earnings and liquidity pressure as market rate changes may adversely impact net interest income and net earnings. To address this risk, management closely monitors changing market rate conditions and bank portfolios and responds accordingly through both portfolio mix and pricing decisions. In addition, the Company engages in certain hedging activities to protect itself against changes in market rates. Market rates are currently inverted, meaning that short-term rates are higher than longer-term rates. In this environment, it becomes more difficult to maintain the Company’s net interest margin at current levels, because deposits continue to reprice upward as loan rates remain static. Management is aggressively seeking lower-cost funding sources, including non-interest and low-interest bearing deposits to counterbalance this trend. It is adjusting hiring practices, incentive compensation plans and promotional strategies to target these deposits. The Company also actively employs a customer profitability system and pricing model to ensure that loans and deposits are priced appropriately.

The rapid growth in the Bank has increased the risk of operational problems. These are being addressed through the recruitment and hiring of additional experienced staff in key administrative support positions, significant increases in our training budget and programs, implementation of new monitoring and control technology and the expansion of our internal audit staff.

In addressing human resources risk, management focuses a great deal of its efforts on developing a culture that promotes, retains and attracts high quality individuals. Our compensation and reward systems contribute directly to maintaining and enhancing this culture, and we encourage strong participation among all employees in establishing and implementing the bank’s business plans.

Management believes that its efforts in managing these and other risks have been successful, but that continued diligence is required.

To summarize the company’s financial performance in 2006, diluted earnings per share for 2006 increased 10% over 2005 while assets increased 25% over the same time period. The Company realized record net income of $9.2 million or $1.18 per share (diluted). This is a 10% increase in diluted earnings per share over the 2005 figure of $1.07 per share (diluted). Return on average equity (ROAE) and return on average assets (ROAA), common measures of bank performance, totaled 12.9% and 1.13%, respectively, compared to 14.8% and 1.11% in 2005. Strong earnings performance contributed to the increases in ROAA for the year ended December 31, 2006. Although net income increased, ROAE decreased for the year ended December 31, 2006 as a result of the additional equity raised in a successful $12 million capital offering at the end of 2005.

In this common stock offering, the Company issued 705,882 common shares and added $11.9 million to stockholders equity. Other equity events over the past few years include a 10% common stock dividend effective May 31, 2006, a 3-for-2 stock split effective March 10, 2005, a 10% common stock dividend effective July 30, 2003 and a 2-for-1 common stock dividend effective December 18, 2003. The Company also declared a 10% stock dividend in the years 2000, 2001 and 2002. All per-share data computations are calculated after giving retroactive effect to stock dividends and the stock splits.

Total assets reached $919.9 million, a 25.4% increase from $733.7 million at December 31, 2005. Total loans experienced 19.7% growth to $664.4 million at December 31, 2006 from $555.0 million at the end of 2005. Total deposits grew from $597.5 million to $693.7 million during 2006, representing a 16.1% increase. Both loans receivable and deposit growth reflect strong organic growth in the Bank’s existing markets, as well as increasing contributions from the newer markets. Growth in the Company over the past four years has been largely driven by continued commitment to attracting, motivating and retaining high quality employees, maintaining high levels of customer service and community involvement, pursuing an aggressive branch expansion and acquisition plan and successful face-to-face business development efforts.

The Company’s net interest margin for the year ended December 31, 2006 was 5.66%, as compared to 5.01% for 2005 and 4.50% for 2004. Rising interest rates and increased loan production during 2006 have contributed to the increase in the Company’s margin in 2006.

Results of Operations

Net Interest Income

The following table provides information on net interest income for the past three years, setting forth average balances of interest-earning assets and interest-bearing liabilities, the interest income earned and interest expense recorded thereon and the resulting average yield-cost ratios.

Average Balance Sheets and Analysis of Net Interest Income

	For the Year Ended December 31, 2006
	Average	Interest Income/	Average
	Balance	Expense	Yield
	(Dollars in thousands)

Loans receivable, net(1)	$623,861	$54,393	8.72%
Securities(2)	101,896	4,378	4.30%
Federal funds sold	16,880	809	4.79%

Total earning assets	$742,637	$59,580	8.02%
Cash and cash equivalents	21,729
Office properties and equipment, net	19,523
Other assets	21,643

Total assets	$805,532

Time deposits of $100,000 or more	92,933	3,997	4.30%
Other interest-bearing deposits	412,009	9,195	2.23%
Short-term borrowings	48,086	2,109	4.39%
Other borrowed funds	36,718	2,232	6.08%

Total interest-bearing liabilities	$589,746	$17,533	2.97%
Noninterest-bearing deposits	133,052
Other liabilities	11,478
Shareholders’ equity	71,256

Total liabilities and shareholders’ equity	$805,532

Net interest income		$42,047

Net interest margin			5.66%

Average Balance Sheets and Analysis of Net Interest Income

	For the Year Ended December 31, 2005
	Average	Interest Income/	Average
	Balance	Expense	Yield
	(Dollars in thousands)

Loans receivable, net(1)	$505,701	$37,897	7.49%
Securities(2)	108,620	3,672	3.38%
Federal funds sold	2,790	79	2.83%

Total earning assets	$617,111	$41,648	6.75%
Cash and cash equivalents	21,730
Office properties and equipment, net	14,869
Other assets	18,344

Total assets	$672,054

Time deposits of $100,000 or more	83,175	2,842	3.42%
Other interest-bearing deposits	345,309	5,408	1.57%
Short-term borrowings	42,407	1,290	3.04%
Other borrowed funds	21,527	1,177	5.47%

Total interest-bearing liabilities	$492,418	$10,717	2.18%
Noninterest-bearing deposits	119,831
Other liabilities	9,747
Shareholders’ equity	50,058

Total liabilities and shareholders’ equity	$672,054

Net interest income		$30,931

Net interest margin			5.01%

Average Balance Sheets and Analysis of Net Interest Income

	For the Year Ended December 31, 2004
	Average	Interest Income/	Average
	Balance	Expense	Yield
	(Dollars in thousands)

Loans receivable, net(1)	$334,704	$22,055	6.59%
Securities(2)	93,575	3,190	3.41%
Federal funds sold	8,686	110	1.27%

Total earning assets	$436,965	$25,355	5.80%
Cash and cash equivalents	14,584
Office property and equipment, net	10,264
Other assets	9,524

Total assets	$471,337

Time deposits of $100,000 or more	52,576	1,622	3.09%
Other interest-bearing deposits	258,587	2,973	1.15%
Short term borrowings	15,021	164	1.09%
Other borrowed funds	16,108	953	5.91%

Total interest-bearing liabilities	$342,292	$5,712	1.67%
Noninterest-bearing deposits	88,071
Other liabilities	7,432
Shareholders’ equity	33,542

Total liabilities and shareholders’ equity	$471,337

Net interest income		$19,643

Net interest margin			4.50%

(1)	Non-accrual loans are included in the average balance, but interest on such loans is not recognized in interest income.

(2)	Municipal interest income is not tax equalized, and represents a small portion of total interest income.

The following rate/volume analysis depicts the increase (decrease) in net interest income attributable to (1) interest rate fluctuations (change in rate multiplied by prior period average balance), (2) volume fluctuations (change in average balance multiplied by prior period rate) and (3) volume/rate (changes in rate multiplied by changes in volume) when compared to the preceding year.

Changes Due to Volume and Rate 2006 versus 2005

	Volume	Rate	Volume/Rate	Total
	(Dollars in thousands)

Loans receivable, net	$8,855	$6,194	$1,447	$16,496
Securities	(227)	995	(62)	706
Federal funds sold	399	55	276	730

Total interest income	9,027	7,244	1,661	17,932
Time deposits of $100,000 or more	333	735	87	1,155
Other interest-earning deposits	1,045	2,298	444	3,787
Borrowings	1,004	737	133	1,874

Total interest expense	2,382	3,770	664	6,816

Net interest income	$6,645	$3,474	$997	$11,116

Changes Due to Volume and Rate 2005 versus 2004

	Volume	Rate	Volume/Rate	Total
	(Dollars in thousands)

Loans receivable, net	$11,268	$3,028	$1,546	$15,842
Securities	513	(27)	(4)	482
Federal funds sold	(75)	136	(92)	(31)

Total interest income	11,706	3,137	1,450	16,293
Time deposits of $100,000 or more	944	174	102	1,220
Other interest-bearing deposits	997	1,076	362	2,435
Borrowings	620	221	509	1,350

Total interest expense	2,561	1,471	973	5,005

Net interest income	$9,145	$1,666	$477	$11,288

Net Interest Income — 2006 Compared to 2005

The Company’s net interest income increased to $42.0 million in 2006 from $30.9 million in 2005. The net interest income increase attributable to volume increases was a favorable $6.6 million over 2005 as interest earning assets increased by $125.5 million and interest costing liabilities increased by $110.4 million. During 2006, interest rates increased both on the interest earning assets and interest costing liabilities; however, rates increased more significantly on the asset side than the liabilities. This created a $3.5 million increase attributable to rate variances. The separate volume and rate increases along with a $957,000 increase due to the interplay between rate and volume factors created a $11.1 million overall increase in net interest income for 2006.

The yield on interest-earning assets increased 1.27% in 2006 versus 2005. The cost of interest-bearing liabilities increased 0.79%. The loan yield increase of 1.23% represented the largest combined impact to net yield. The increase by 1.00% in the prime lending rate during 2006 directly affected the Bank’s variable rate loan portfolio, which comprised approximately 63% of the total loan portfolio at December 31, 2006. The Bank also has increased the higher yielding commercial loan component of the loan portfolio, which has contributed to the increase in loan yield. The investment securities portfolio experienced an increase in yield of 0.92% as the Company swapped a number of lower yielding investment securities for higher yielding ones during the year. The yield on federal funds sold rose during 2006 by 1.96%, which is in line with the short-term investment market. The increases in earning asset yields were partially offset by increases in the cost of interest-bearing sources of funding. The cost of other borrowings increased by 1.32% as the Bank partially funded loan and other asset growth with borrowings. This represented the most drastic rate change from 2005. The cost of other interest bearing deposits increased 0.66% as the Bank raised interest rates on small certificate of deposits and money market accounts in a rising interest rate environment. The Company was generally asset-sensitive in 2006, resulting in improved net interest income during the year, as its earning assets repriced more quickly and to a higher degree than its interest costing liabilities.

Net Interest Income — 2005 Compared to 2004

The Bank’s net interest income increased to $30.9 million in 2005 from $19.6 million in 2004. The net interest income increase attributable to volume increases was a favorable $9.1 million over 2004 as average interest earning assets increased by $180.1 million and average interest costing liabilities increased by $150.1 million. The volume increase was partially due to the November 2004 addition of approximately $65.5 million in loans and $69.6 million in deposits as part of the Snake River acquisition. During 2005, interest rates increased both on the interest earning assets and interest costing liabilities; however, rates increased more significantly on the asset side than the liabilities. These factors created a $1.7 million increase attributable to rate variances. The separate volume and rate increases, along with a $477 thousand increase due to the interplay between rate and volume created an $11.3 million overall increase in net interest income for 2005.

The yield on interest-earning assets increased 0.95% in 2005 versus 2004. The cost of interest-bearing liabilities increased 0.51%. The loan yield increase of 0.90% represented the largest combined impact to net yield. The investment securities portfolio experienced a decrease in yield of 0.03% and the yield on federal funds sold rose during 2005 by 1.56%, which is in line with increases in short-term market rates. The cost of short term borrowings increased by 1.95% as the bank partially funded loan growth in 2005 with short-term borrowings. This represented the most drastic rate change from 2004 on the liability side. The cost of other interest bearing deposits increased 0.42% as the Bank raised interest rates on small certificate of deposits and money market accounts in a rising interest rate environment. The increase by 2.00% in the prime lending rate during 2005 directly affected the Bank’s variable rate loan portfolio, which exceeded 64% of the portfolio at December 31, 2005, but was offset somewhat by a corresponding increase in the cost of interest bearing sources of funding. The investment securities portfolio experienced a decrease in yield of 0.03% and the yield on federal funds sold rose during 2005 by 1.56%, which is in line with the short-term investment market. The Bank was generally asset-sensitive in 2005, resulting in improved net interest income during the year, as its earning assets repriced more quickly and to a higher degree than its interest-costing liabilities.

Provision for Loan Losses

Management continually evaluates allowances for estimated loan losses and based on this evaluation, charges a corresponding provision against income. The Bank maintained its credit quality in 2006, even with significant loan growth. This resulted in a decline in the provision for loan losses, from $2.2 million in 2005 to $2.1 million in 2006. The allowance for loan losses as a percentage of total loans receivable increased from 1.51% in 2005 to 1.53% in 2006. Net chargeoffs in 2006 totaled $347 thousand versus $518 thousand in 2005. At December 31, 2006, the total allowance for loan losses was $10.3 million compared to $8.5 million at the end of the prior year. With the rapid growth in the loan portfolio, management continues to enhance its credit quality efforts by recruiting individuals with strong credit experience, providing additional training for our lending officers, and implementing a more formalized credit approval, management and review process.

Other Income

The following table details dollar amount and percentage changes of certain categories of other income for the three years ended December 31, 2006.

			Percent			Percent
	2006	% of	Change	2005	% of	Change	2004	% of
Other Income	Amount	Total	Prev. Yr.	Amount	Total	Prev. Yr.	Amount	Total
	(Dollars in thousands)

Fees and service charges	$10,026	92%	23%	$8,165	85%	34%	$6,081	84%
BOLI income	305	3%	2%	300	3%	17%	257	4%
Net gain (loss) on sale of securities	(987)	(9)%	2,195%	(43)	0%	(188)%	49	1%
Other income	1,494	14%	25%	1,198	12%	48%	810	11%

Total	$10,838	100%	13%	$9,620	100%	34%	$7,197	100%

Fees earned from loans sold and a variety of fees and service charges earned on deposit accounts continue to be the Bank’s primary sources of other income. Both areas have experienced considerable growth over the past several years. Continued growth in the amount of mortgage and SBA loans originated and sold generated the large percentage increase in loan fees over the past several years. Mortgage loan volumes are expected to remain stable in 2007, as the regional real estate outlook remains relatively strong and the Bank has talented originators throughout the State who are increasing their penetration in its local markets. SBA origination volume should also continue growing as the Bank increases its market penetration in both existing and new markets. However, fees generated from sold SBA loans may flatten, as the Bank sold the guaranteed portion of a number of loans originated prior to 2006 in 2006 and may not do so again in 2007. Growth in core deposit accounts and non-sufficient funds fees have been the primary contributors to increases in service charge income over the past several years. The Bank continues to aggressively seek account growth in its local markets and adjust pricing to achieve its service charge goals.

The net loss on the sale of securities of $987,000 during 2006 resulted from a decision by the Bank to sell a large block of low-yielding securities that were depressing its investment portfolio yield results and reinvest the proceeds in higher yielding securities. This move increased portfolio yield by approximately 0.75% and lowered the Bank’s interest rate risk position in a down-rate environment.

Other income includes secured deposit program servicing fees, other miscellaneous service fees, investment and insurance income, merchant credit card fees and debit card fees. Income in these areas has continued to expand with the growth of the Bank. In particular, fees from servicing deposit accounts securing credit card portfolios continued to grow in 2006. Fees from these programs totaled $1.2 million in 2006, a 35% increase over the prior year. The Bank anticipates these fees to represent an increasing percentage of other income and is actively seeking other opportunities to leverage this service into other areas. The addition of the Bank’s Trust and Wealth Management division and the purchase of Intermountain Community Investment Services in 2006 are also anticipated to generate increased fee volume in 2007 and future years.

The Bank continues to explore other possible non-interest income sources, including additional cash management services for businesses, non-profits and professionals, expanded insurance income, technology services and consulting fees.

Operating Expenses

The following table details dollar amount and percentage changes of certain categories of other expense for the three years ended December 31, 2006.

			Percent			Percent
			Change			Change
	2006	% of	Prev.	2005	% of	Prev.	2004	% of
Other Expense	Amount	Total	Yr.	Amount	Total	Yr.	Amount	Total
	(Dollars in thousands)

Salaries and employee benefits	$21,859	61%	42%	$15,356	58%	45%	$10,566	56%
Occupancy expense	4,789	13%	22%	3,927	15%	38%	2,852	15%
Advertising	1,172	3%	53%	767	3%	35%	570	3%
Fees and service charges	1,193	4%	22%	974	3%	(5)%	1,023	5%
Printing, postage and supplies	1,430	4%	14%	1,257	5%	45%	869	5%
Legal and accounting	1,418	4%	23%	1,153	4%	56%	739	4%
Other expense	4,099	11%	32%	3,098	12%	37%	2,265	12%

Total	$35,960	100%	36%	$26,532	100%	41%	$18,884	100%

Similar to 2005 and 2004, salaries and employee benefits continued to be the majority of non-interest expense in 2006. As the Company has grown in total assets, number of branches and product offerings, the number of full-time equivalent employees (FTE) at the Bank has also grown from 208 at the beginning of 2004 to 415 at December 31, 2006, including the net addition of 83 people in 2006, a 25% increase in staff. The 2006 FTE growth resulted from expanding existing branches and opening new branches in Fruitland, Kellogg, Twin Falls and downtown Spokane during the year. In addition, the Company established the Trust and Wealth Management division, purchased Intermountain Community Investments, and added administrative staff to support the production growth and comply with increased regulatory requirements related to lending compliance, the US Patriot Act and the Sarbanes Oxley Act. This increase in FTE, along with normal cost-of-living and promotional increases is estimated to have added $3.84 million to salary expense during the year, a 34% increase over 2005. In addition, the company incurred substantial recruiting costs in adding the new staff, as it sought high-quality employees who are well established in their respective fields or markets. Recruitment costs in 2006 totaled $604,000 more than in 2005.

Facing increasing competition for experienced, high-quality employees, the Bank introduced or expanded several new incentive compensation plans for staff during 2006. These plans, which emphasize profit-sharing, improving return on equity and enhancing stock price performance, were successful in driving additional bottom-line profit and asset growth to the Bank in 2006, but created additional growth in expense as they were introduced. Total bonus expense for non-executive staff increased by $1.04 million or 63% during the year. This increase also reflects changes in accounting for stock option expense resulting from the introduction of FAS 123 (R), which required the expensing of stock options for the first time in 2006. Executive salary and bonus compensation expense totaled $1.75 million in 2006 versus $1.96 million in 2005. Benefits expense growth reflects the increases in FTE and salary expense discussed above.

The Company expects to continue its expansion in 2007 and pursue its objectives through the attraction, retention and motivation of high-quality staff. However, the rate of personnel expense growth is expected to decline as 2006 presented some unique opportunities and regulatory pressures that are not as likely to be repeated. In addition, the changes resulting from the new incentive plans and the adoption of FAS 123 (R) are likely to be less significant in 2007.

Personnel expense increases in 2005 reflected the full year expense of Magic Valley Bank staff added in late 2004 and expansion into several new markets including Spokane Valley. In addition, the Bank added production personnel in existing markets and administrative staff to support the Company’s growth.

Consistent with the Company’s growth strategy, occupancy and equipment expense grew significantly in 2006 and 2005. The expense increase was primarily caused by the full-year effect of operational costs of the branches opened in 2005 and the expansion efforts incurred in 2006. It also reflects increasing technology expense, as the

Bank continues to improve its infrastructure to support growth, security and product development initiatives. This expense is anticipated to increase again in 2007 as the Company experiences the full year effect of the 2006 branch additions, and adds several new facilities.

Public relations and advertising expense totaled $1.2 million for 2006, a 53% increase over the $767,000 expense in 2005. Continued new market development, the need to market in more geographic areas and new target marketing initiatives caused the increases from 2005 and 2004. Management expects some increases in this category in 2007 related to the Bank’s growth, however the Bank anticipates improving the efficiency of its marketing efforts during the year.

The increase in fees and service charges during 2006 was caused primarily by increasing volumes of business and the entry into new product lines where third party vendors were required. We expect moderation in this area, as efficiencies allow us to spread our vendor costs and new technology initiatives reduce some of our volume-related expenses. Printing, postage and supplies increased by 14% from 2005 to 2006 as the Company supported growth activities in number of employees, number of facilities and number of customers. It is expected that this expense will increase in line with Company growth in 2007.

Legal and accounting expense increased significantly in 2006 as the Company continued its work on various regulatory compliance measures. In particular, the Company incurred substantial additional accounting expense to comply with the requirements Section 404 of Sarbanes Oxley for the first time, as well as other new accounting regulations. During 2005, the Company incurred additional legal expense to open its first branch in Spokane Valley, Washington. In both years, the Company also incurred significant legal expense to collect a large loan in southern Idaho, some of which is anticipated to be recovered in 2007. It is anticipated that legal and accounting expense will moderate in 2007, but at a slower pace as the Company continues its compliance with Sarbanes Oxley and other legal, regulatory and accounting pronouncements.

Other expense also increased in 2006, primarily as a result of increases in training, travel expenses and telecommunications costs. As part of its strategic plan, management placed much more emphasis on customer service, operational and compliance training, resulting in cost increases in these areas. Training and supporting the new staff added over the last couple years also contributed significantly to this cost, as well as some expenses paid to consultants for assistance with various customer service and regulatory initiatives. This is expected to continue in 2007, as the Bank focuses on additional customer service, sales and systems training. These increased expenses continue to support the Company’s commitment to building and supporting an infrastructure that will allow the Company to better serve its customer base. Telecommunication costs have increased as a result of the rapid growth, but the Bank is developing and deploying more efficient voice and data systems for the future.

Cost management is a critical priority for management and the Board in 2007. While 2006 presented unique growth opportunities and challenges, management is actively targeting higher efficiency as a significant goal for 2007 and future years, so that revenue growth further outpaces expense growth. It will seek to leverage the investments made over the past couple years in personnel, compensation systems, fixed assets, training and marketing expenses to generate additional growth without corresponding increases in these expenses. The Bank has initiated reviews of various processes for potential efficiency gains, and will be centralizing certain processes and employing additional technology to slow the growth in salary expense. The Company is focused on increasing its assets and deposits per full time equivalent employee (“FTE”) in 2007.

Financial Position

Assets increased by $186.2 million or 25% during 2006. This increase was driven largely by organic growth in the loans receivable portfolio, particularly commercial loans. Loans receivable increased by $109.4 million or 20% compared to 2005. Continued strong loan demand in both new and existing markets and continued progress on relationship banking initiatives within the Bank created the significant increase in 2006.

Assets increased in 2005 by $136.0 million, or 23%. This increase resulted from organic loan growth of $136.0 million, or 33% over 2004. Strong loan demand, expanding market share in existing markets and production from new markets including Magic Valley Bank created the increases.

Investments in securities increased by 38% from 2005, totaling $125.2 million at December 31, 2006, compared to $90.6 million at December 31, 2005. Investments increased to 14% of total assets compared to 12% for the previous year. Management expanded the investment portfolio in 2006 to improve its interest rate risk position and to provide additional collateral to secure repurchase agreements with municipal customers. Management continues to manage the investment portfolio to achieve reasonable yield and interest rate risk exposure, while maintaining the liquidity necessary to support the rapidly growing loan portfolio. The swap of lower-yielding securities for higher-yielding instruments discussed in the other income section above and the changing market rate environment in 2005 substantially reduced the unrealized loss reflected in this portfolio.

Office properties and equipment increased $9.9 million or 64% at December 31, 2006 compared to December 31, 2005. Construction on the new Sandpoint headquarters building and a new Spokane Valley service center along with completion of the Canyon Rim branch in Twin Falls produced much of the increase. Investment in additional technology also added to the change. In August 2006, the Company began construction of a 94,000 square-foot Financial and Technical Center in Sandpoint, which will house the Sandpoint main branch, company headquarters and professional tenant space. It is anticipated that the total construction cost will be $20.0 million, of which $5.7 million was incurred as of December 31, 2006. The Company currently plans to sell the building upon completion in mid-2007 and lease back the branch and headquarters space. The Canyon Rim branch construction in Twin Falls totaled $1.4 million and was completed in September 2006. In November 2006, the Company began construction of the new Spokane Valley Financial Center, which is anticipated to cost $2.7 million to construct and will replace the existing Spokane Valley office. As of December 31, 2006, the Company had incurred $317,000 for the construction of this center. Looking to the future, the Bank intends to continue to expand in areas where it can attract high-quality staff and capitalize on market opportunities, resulting in probable future increases in office properties and equipment,

Goodwill and other intangible assets increased to $12.5 million at December 31, 2006, from $12.4 million at December 31, 2005. The Company had goodwill and core deposit intangible assets of approximately $10.9 million related to the November 2004 Snake River acquisition, and goodwill and other intangible assets of approximately $1.9 million as a result of the January 2003 purchase of the Ontario branch of Household FSB. The September 2006 purchase of a small investment company, Premier Alliance, added $263,000 in goodwill to this total. Goodwill and other intangible assets equaled 1.4% of total assets at December 31, 2006. The decrease in the balance of goodwill and other intangible assets in 2005 relates to the amortization of the core deposit intangibles related to the Snake River acquisition and the Household FSB purchase.

To fund the asset growth, liabilities increased by $172.4 million, or 26% over 2005. Most of the increase was in traditional customer deposits, which grew $96.2 million or 16% from 2005 balances. Much of the increase in deposits was in NOW and money market accounts, which grew $75.4 million, or 35% from the previous year. Demand deposit accounts also increased during the year, growing by $9.2 million, or 7% from 2005. Over the last several years, strong penetration in our existing markets and rapid growth in new branches have combined with market forces, including volatile equity markets, to produce the increases. Stagnating interest rates and increasing competition from other banks who are facing significant funding pressures will create additional challenges in growing deposits in 2007. To combat this, the Bank is specifically targeting customers and expanding in areas with high deposit concentrations, changing compensation structures to encourage branch staff to seek deposit growth, and providing additional training, target marketing and technology support for our staff. Management will also emphasize new product development and the use of other funding alternatives.

Deposits as of December 31, 2006 increased by $96.2 million over December 31, 2005, or 16%. NOW and money market accounts grew $75.4 million, or 35% from December 31, 2005. Demand deposit accounts increased $9.2 million over December 31, 2005, or 7%. Savings and IRA accounts increased by $8.2 million from December 31, 2005, or 11%.

Repurchase agreements increased $68.5 million, or 181% as the Bank utilized repurchase agreements to partially fund the strong loan and investment growth that occurred during 2006. Approximately $38.5 million of this growth resulted from expanded use of repurchase sweep agreements by municipalities in the Bank’s market areas as part of a relationship marketing strategy by the Bank to obtain and expand these relationships. The Bank utilized the other $30.0 million in growth as part of a hedging strategy to reduce the Company’s exposure to net interest income declines in a declining rate environment. The Bank continues to rely on repurchase agreements as an alternate source of funding to support its asset growth. The 37% increase over 2005 in other borrowings to $22.6 million reflects the use of a credit line to fund construction of the Sandpoint Financial Center. The outstanding balance of this credit line at December 31, 2006 was $5.1 million.

Total shareholders’ equity increased by $13.8 million from $64.3 million at December 31, 2005 to $78.1 million at December 31, 2006. This increase is due to the retention of the Company’s earnings and the after tax increase in the market value of the available-for-sale investment portfolio. Total shares outstanding increased to 7.4 million shares. Total shareholders equity grew by $19.7 million from $44.6 million at December 31, 2004 to $64.3 million at December 31, 2005. This increase was due to the retention of the Company’s earnings and completion of a $12.0 million common stock offering completed in December 2005. Both the Bank’s and the Company’s regulatory capital ratios remain well above the percentages required by the FDIC to qualify as a “well capitalized” institution. Management is closely monitoring current capital levels in line with its long-term capital plan to maintain sufficient protection against risk and provide flexibility to capitalize on future opportunities.

Capital

Capital is the shareholders’ investment in the Company. Capital grows through the retention of earnings, the issuance of new stock, and through the exercise of stock options. Capital formation allows the Company to grow assets and provides flexibility and protection in times of adversity. Total equity on December 31, 2006 was 8.5% of total assets. The largest component of equity is common stock representing 78% of total equity. Retained earnings amount to 23% and the remaining negative 1% is accumulated other comprehensive income.

Banking regulations require the Company to maintain minimum levels of capital. The Company manages its capital to maintain a “well capitalized” designation (the FDIC’s highest rating). Regulatory capital calculations include some of the trust preferred securities as a component of capital. At December 31, 2006, the Company’s Total capital to risk weighted assets was 11.62%, compared to 11.99% at December 31, 2005. At December 31, 2006, the Company’s Tier I capital to risk weighted assets was 10.37%, compared to 10.74% at December 31, 2005. At December 31, 2006, the Company’s Tier I capital to average assets was 9.13%, compared to 9.61% at December 31, 2005. The decrease in these capital ratios at December 31, 2006 compared to December 31, 2005 is primarily a result of asset growth outpacing the growth of equity during 2006. It is anticipated that in the future, the Company will build capital through the retention of earnings and other sources. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios of 10%, 6%, and 5%, respectively.

During the second quarter 2003, the Company instituted a stock repurchase program to purchase up to 38,462 shares or approximately 3% of its then outstanding shares of common stock from existing shareholders. The offer expired on May 30, 2003, at which time the Company had repurchased a total of 15,360 shares or approximately 1.1% of the shares outstanding.

In July 2003, the Company approved a 10% stock dividend to all shareholders of record as of July 30, 2003. The Company had declared 10% stock dividends in each of the four years prior to 2003. In addition to the 10% stock dividend declared in 2003, there was a 2-for-1 stock split effective to all shareholders of record as of December 17, 2003.

On November 2, 2004, Snake River Bancorp, Inc. was merged with and into Intermountain, with Intermountain being the surviving corporation in the merger. Intermountain issued 504,460 shares of common stock in exchange for all of the stock of Snake River Bancorp, Inc. During 2004, Intermountain purchased and subsequently retired 2,093 shares of common stock.

In February 2005, the Company approved a 3-for-2 stock split, payable on March 15, 2005 to shareholders of record on March 10, 2005. In December 2005, the Company successfully completed a $12.0 million common stock offering to its existing shareholders and customers. This resulted in the issuance of an additional 705,882 shares of common stock. In April 2006, the Company approved a 10% stock dividend to all shareholders of record as of May 15, 2006.

The following table sets forth the Company’s actual capital ratios for 2006 and 2005 as well as the quantitative measures established by regulatory authorities.

					Well-Capitalized
	Actual		Capital Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

As of December 31, 2006
Total capital (to risk-weighted assets):
The Company	$90,937	11.62%	$62,611	8%	$78,264	10%
Panhandle State Bank	89,898	11.49%	62,611	8%	78,264	10%
Tier I capital (to risk-weighted assets):
The Company	81,147	10.37%	31,306	4%	46,958	6%
Panhandle State Bank	80,108	10.24%	31,306	4%	46,958	6%
Tier I capital (to average assets):
The Company	81,147	9.13%	35,540	4%	44,425	5%
Panhandle State Bank	80,108	9.18%	34,915	4%	43,643	5%
As of December 31, 2005
Total capital (to risk-weighted assets):
The Company	$77,247	11.99%	$51,528	8%	$64,410	10%
Panhandle State Bank	76,056	11.81%	51,528	8%	64,410	10%
Tier I capital (to risk-weighted assets):
The Company	69,190	10.74%	25,764	4%	38,646	6%
Panhandle State Bank	67,999	10.56%	25,764	4%	38,646	6%
Tier I capital (to average assets):
The Company	69,190	9.61%	28,791	4%	35,989	5%
Panhandle State Bank	67,999	9.43%	28,833	4%	36,041	5%

Liquidity

Liquidity is the term used to define the Company’s ability to meet its financial commitments. The Company maintains sufficient liquidity to ensure funds are available for both lending needs and the withdrawal of deposit funds. The Company derives liquidity primarily through core deposit growth, repurchase agreements and other borrowing arrangements, loan payments and the maturity of investment securities. At December 31, 2006, the available-for-sale investment portfolio had gross unrealized losses in the amount of $1.2 million, compared to $2.2 million at December 31, 2005. Management believes that all unrealized losses as of December 31, 2006 and 2005 are market driven, with no permanent sector or issuer credit concerns or impairments. The Company has the ability to retain these securities until recovery of loss occurs. Core deposits include demand, interest checking, money market, savings, and local time deposits. Additional liquidity and funding sources are provided through the sale of loans, sales of securities, access to national certificate of deposit (CD) markets, and both secured and unsecured borrowings.

Core deposits, (total deposits less public deposits and brokered certificates of deposit), at December 31, 2006 were 97.1% of total deposits, compared to 98.2% at December 31, 2005. During 2006, the Company experienced an $87.1 million or 14.8% increase in its core deposit base. Nearly $9.2 million of the growth in core deposits occurred in noninterest-bearing deposits. Deposit growth lagged internal loan demand in 2006, but was offset by strong increases in repurchase agreements. As a result, the Company did not significantly utilize other higher-cost funding sources, such as wholesale certificates of deposit and other borrowings. In the future, management anticipates continued competition for deposits and increasing loan demand, which will require stronger deposit-gathering efforts and the use of other funding alternatives.

Overnight-unsecured borrowing lines have been established at US Bank, Wells Fargo, Pacific Coast Bankers Bank and the Federal Home Loan Bank of Seattle (FHLB) and with the Federal Reserve Bank of San Francisco. At December 31, 2006, the Company had approximately $55.0 million of overnight funding available from its unsecured sources and no overnight fed funds borrowed. In addition, $2 to $5 million in funding is available on a semiannual basis from the State of Idaho in the form of negotiated certificates of deposit. In January 2006, the Company entered into an additional borrowing agreement with US Bank in the amount of $5.0 million, with the amount being increased to $10.0 million in September 2006. The borrowing agreement is a revolving line of credit with a variable rate of interest tied to LIBOR and is being used to support construction of the new Sandpoint headquarters facility. Management has also sold whole loans or participated portions of loans with other lenders as an additional source of potential liquidity.

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

Tabular Disclosure of Contractual Obligations

The following table represents the Company’s on-and-off balance sheet aggregate contractual obligations to make future payments as of December 31, 2006.

	Payments Due by Period
		Less than	1 to	Over 3 to	More than
	Total	1 Year	3 Years	5 Years	5 Years
	(Dollars in thousands)

Long-term debt(1)	$95,454	$3,279	$11,485	$35,444	$45,246
Short-term debt	81,339	81,339	—	—	—
Capital lease obligations	—	—	—	—	—
Operating lease obligations(2)	13,911	1,041	1,647	760	10,463
Purchase obligations(3)	9,768	9,768	—	—	—
Other long-term liabilities reflected on the registrant’s balance sheet under GAAP	—	—	—	—	—

Total	$200,472	$95,427	$13,132	$36,204	$55,709

(1)	Includes interest payments related to long-term debt agreements.

(2)	Excludes recurring accounts payable, accrued expenses and other liabilities, repurchase agreements and customer deposits, all of which are recorded on the registrant’s balance sheet. See Notes 5 and 6 of “Notes to Consolidated Financial Statements”. Includes operating lease payments for new leases executed in December 2006 for the sale leaseback transactions for previously owned Canyon Rim and Gooding branches. The sale transaction was completed in January 2007 and the leases commenced in January 2007.

(3)	The Company is constructing a 94,000 square foot Sandpoint Financial and Technical Center and a 16,000 square foot facility in Spokane Valley, Washington.

Inflation

Substantially all of the assets and liabilities of the Company are monetary. Therefore, inflation has a less significant impact on the Company than does fluctuation in market interest rates. Inflation can lead to accelerated growth in noninterest expenses and may be a contributor to interest rate changes, both of which may impact net earnings. During the last two years, inflation, as measured by the Consumer Price Index, has not increased significantly. The effects of inflation have not had a material impact on the Company.

Interest Rate Management

See discussion under Item 7A of this Form 10-K.

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

Management believes the allowance for loan losses was adequate at December 31, 2006. While management uses available information to provide for loan losses, the ultimate collectibility of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions and other relevant factors. A slowdown in economic activity could adversely affect cash flows for both commercial and individual borrowers, as a result of which the Company could experience increases in nonperforming assets, delinquencies and losses on loans.

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

Management evaluates investment securities for other than temporary declines in fair value on a periodic basis. If the fair value of investment securities falls below their amortized cost and the decline is deemed to be other than temporary, the securities will be written down to current market value and the write down will be deducted from earnings. There were no investment securities which management identified to be other-than-temporarily impaired for the year ended December 31, 2006. Charges to income could occur in future periods due to a change in management’s intent to hold the investments to maturity, a change in management’s assessment of credit risk, or a change in regulatory or accounting requirements.

Goodwill and Other Intangible Assets.  Goodwill arising from business combinations represents the value attributable to unidentifiable intangible elements in the business acquired. The Company’s goodwill relates to value inherent in the banking business and the value is dependent upon the Company’s ability to provide quality, cost-effective services in a competitive market place. As such, goodwill value is supported ultimately by revenue that is driven by the volume of business transacted. A decline in earnings as a result of a lack of growth or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill that could adversely impact earnings in future periods. Goodwill is not amortized, but is subjected to impairment analysis at least annually. The last impairment analysis was performed in December 2006. No impairment was considered necessary during the year ended December 31, 2006. However, future events could cause management to conclude that the Company’s goodwill is impaired, which would result in the Company recording an impairment loss. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.

Other intangible assets consisting of core-deposit intangibles with definite lives are amortized over the estimated life of the acquired depositor relationships. These intangible assets are also subject to impairment analysis. No impairment was considered necessary during the year ended December 31, 2006.

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

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140”. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 also amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued by the Company after January 1, 2007. The Company does not expect the adoption of SFAS No. 155 to have a material impact on the Company’s consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140”. SFAS No. 156 requires all separately recognized servicing assets and liabilities to be initially measured at fair value. In addition, entities are permitted to choose to either subsequently measure servicing rights at fair value and report changes in fair value in earnings, or amortize servicing rights in proportion to and over the estimated net servicing income or loss and assess the rights for impairment. Beginning with the fiscal year in which an entity adopts SFAS No. 156, it may elect to subsequently measure a class of servicing assets and liabilities at fair value. Post adoption, an entity may make this election as of the beginning of any fiscal year. An entity that elects to subsequently measure a class of servicing assets and liabilities at fair value should apply that election to all new and existing recognized servicing assets and liabilities within that class. The effect of remeasuring an existing class of servicing assets and liabilities at fair value is to be reported as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The statement also requires additional disclosures. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is currently evaluating the impact of the adoption of SFAS No. 156 on its future consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No 109” (FIN 48). FIN 48 establishes a recognition threshold and measurement for income tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 also prescribes a two-step evaluation process for tax positions. The first step is recognition and the second is measurement. For recognition, an enterprise judgmentally determines whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the “more-likely-than-not” recognition threshold it is measured and recognized in the financial statements. If a tax position does not meet the “more-likely-than-not” recognition threshold, the benefit of that position is not recognized in the financial statements. Tax positions that meet the “more-likely-than-not” recognition threshold at the effective date of FIN 48 may be recognized, or continue to be recognized, upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company plans to adopt FIN 48 during the first quarter of 2007. The Company is evaluating the impact of the adoption of FIN 48 and at this point does not believe that it will have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. It clarifies that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 does not require any new fair value measurements; rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. The Company is evaluating the impact of the adoption of SFAS No. 157 on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission (SEC) announced “Staff Accounting Bulletin No. 108” (SAB 108). SAB 108 addresses how to quantify financial statement errors that arose in prior periods for purposes of assessing their materiality in the current period. It requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality. It clarifies that immaterial financial statement errors in a prior SEC filing can be corrected in subsequent filings without the need to amend the prior filing. In addition, SAB 108 provides transitional relief for correcting errors that would have been considered immaterial before its issuance. The adoption of SAB 108 did not have an impact on the Company’s accompanying consolidated financial statements.

On September 20, 2006, the FASB ratified Emerging Issue Task Force (EITF) Issue 06-5, “Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (FTB 85-4), Accounting for Purchases of Life Insurance” (EITF 06-5). EITF 06-5 addresses the methods by which an entity should determine the amounts that could be realized under an insurance contract at the consolidated balance sheet date when applying FTB 85-4, and whether the determination should be on an individual or group policy basis. EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of EITF 06-5 to have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 provides entities with an option to report certain financial assets and liabilities at fair value — with changes in fair value reported in earnings — and requires additional disclosures related to an entity’s election to use fair value reporting. It also requires entities to display the fair value of those assets and liabilities for which the entity has elected to use fair value on the face of the balance sheet. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that SFAS No. 159 may have on its future consolidated financial statements.

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

At December 31, 2006, the Company’s one year interest sensitive gap is negative $242.4 million, or negative 34.75% which falls within the risk tolerance levels established by the Company’s Board. The current gap position indicates that if interest rates were to change and affect assets and liabilities equally, rising rates would decrease the Bank’s net interest income. The reverse is true when rates fall. The primary cause for the negative gap is the large block of deposits with no stated maturity, including NOW, money market and savings accounts that can be repriced at any time. However, changes in rates offered on these types of deposits tend to lag changes in market interest rates, thereby potentially reducing or eliminating the impact of the negative gap position. As such, this measure is only a small part of a larger Interest Rate Risk assessment or analysis.

The Asset/Liability Management Committee of the Company also periodically reviews the results of a detailed and dynamic simulation model to quantify the estimated exposure of net interest income (NII) and the estimated economic value of the Company to changes in interest rates. The simulation model, which has been compared to and validated with an independent third-party model, illustrates the estimated impact of changing interest rates on the interest income received and interest expense paid on all interest bearing assets and liabilities reflected on the Company’s statement of financial condition. This interest sensitivity analysis is compared to policy limits for risk tolerance levels of net interest income exposure over a one-year time horizon, given a 300 and 100 basis point movement in interest rates. Trends in out-of-tolerance conditions are then addressed by the committee, resulting in the implementation of strategic management intervention designed to bring interest rate risk within policy targets. A parallel shift in interest rates over a one-year period is assumed as a benchmark, with reasonable assumptions made regarding the timing and extent to which each interest-bearing asset and liability responds to the changes in market rates. The original assumptions were made based on industry averages and the company’s own experience, and have been modified based on the company’s continuing analysis of its actual versus expected performance, and after consultations with an outside consultant. The following table represents the estimated sensitivity of the Company’s net interest income as of December 31, 2006 and 2005 compared to the established policy limits. The model results for both years fall within the risk tolerance guidelines established by the committee, with the exception of the +300 basis point scenario in 2005. The following table represents the estimated sensitivity of the Company’s net interest income as of December 31, 2006 and 2005 compared to the established policy limits:

12 Month Cumulative % effect on NII	Policy Limit %	12-31-06	12-31-05

+100bp	+3.0 to -3.0	0.25	2.12
+300bp	+8.0 to -8.0	5.75	8.73
−100bp	+3.0 to -3.0	−1.81	−1.38
−300bp	+8.0 to -8.0	−6.28	−7.27

The following table displays the Bank’s balance sheet based on the repricing schedule of 3 months, 3 months to 1 year, 1 year to 5 years and over 5 years.

Asset/Liability Maturity Repricing Schedule
December 31, 2006

		After Three	After One
		Months	Year but
	Within Three	but within	within Five	After Five
	Months	One Year	Years	Years	Total
	(Dollars in thousands)

Loans receivable and held for sale	$208,147	$187,902	$236,038	$52,654	$684,741
Securities	15,986	3,787	54,784	52,432	126,989
Federal funds sold	35,385	—	—	—	35,385
Time certificates and interest bearing cash	72	—	—	—	72

Total earning assets	$259,590	$191,689	$290,822	$105,086	$847,187
Allowance for loan losses	(3,137)	(2,832)	(3,557)	(793)	(10,319)

Total earning assets, net	256,453	188,857	287,265	104,293	836,868

Interest bearing demand deposits(1)	$291,411	$—	$—	$—	$291,411
Savings deposits and IRA(1)	70,208	4,970	3,819	2,958	81,955
Time certificate of deposit accounts	66,589	89,508	22,560	61	178,718

Total deposits	$428,208	$94,478	$26,379	$3,019	$552,084
Repurchase agreements	106,250	—	—	—	106,250
FHLB advances	—	—	5,000	—	5,000
Other borrowed funds	13,308	—	—	9,294	22,602

Total interest-bearing liabilities	$547,766	$94,478	$31,379	$12,313	$685,936

Net interest rate sensitivity gap	$(291,313)	$(94,379)	$255,886	$91,980	$150,932
Cumulative gap	$(291,313)	$(196,934)	$58,952	$150,932	—

(1)	Includes deposits with no stated maturity.

The following table displays expected maturity information and corresponding interest rates for all interest-sensitive assets and liabilities at December 31, 2006.

Expected Maturity Date at December 31, 2006

	2007	2008-09	2010-11	Thereafter	Total
	(Dollars in thousands)

Interest-sensitive assets:
Commercial loans	$266,694	$110,663	$48,278	$101,710	$527,345
Average interest rate	8.93%	8.54%	8.74%	7.94%
Residential loans(1)	46,949	21,549	11,044	33,028	112,569
Average interest rate	8.85%	8.47%	8.88%	8.33%
Consumer loans	10,431	10,235	8,370	2,764	31,800
Average interest rate	7.90%	8.66%	8.68%	10.44%
Municipal loans	1,370	442	1,599	671	4,082
Average interest rate	6.53%	5.21%	5.55%	5.02%
Investments	19,773	37,421	17,362	52,432	126,989
Average interest rate	4.90%	3.89%	4.35%	5.56%
Federal funds sold	35,385	—	—	—	35,385
Average interest rate	4.78%	0.00%	0.00%	0.00%
Certificates and interest bearing cash	72	—	—	—	72
Average interest rate	5.17%	0.00%	0.00%	0.00%

Total interest-sensitive assets	$380,674	$180,310	$86,653	$190,604	$838,242

Deposits:
Savings deposits and IRA	$75,178	$2,039	$1,780	$2,958	$81,955
Average interest rate	0.94%	3.77%	4.41%	3.30%
NOW and money market	291,412	—	—	—	291,412
Average interest rate	2.79%	0.00%	0.00%	0.00%
Certificates of deposit accounts	156,096	17,867	4,694	61	178,718
Average interest rate	4.50%	4.25%	4.34%	1.18%
Repurchase agreements	76,250	—	30,000	—	106,250
Average interest rate	4.64%	0.00%	0.00%	0.00%
Other borrowed funds	5,060	5,000	—	17,542	27,602
Average interest rate	6.85%	2.71%	0.00%	7.84%

Total interest-sensitive liabilities	$603,996	$24,906	$36,474	$20,561	$685,937

(1)	Includes loans held for sale.

Management will continue to refine its interest rate risk management by performing ongoing validity testing of the current model, expanding the number of scenarios tested, and enhancing its modeling techniques. Because of the importance of effective interest-rate risk management to the Company’s performance, the committee will also continue to seek review and advice from independent external consultants.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The required information is contained on pages F-1 through F-39 of this Form 10-K.

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

Management’s Report on Internal Control Over Financial Reporting

Intermountain’s management, including the principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of Intermountain’s management, Intermountain conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on management’s evaluation under the COSO Framework, Intermountain’s management has concluded that Intermountain’s internal control over financial reporting was effective as of December 31, 2006.

Management’s assessment of the effectiveness of its internal control over financial reporting as of December 31, 2006 has been attested to by BDO Seidman, LLP, the independent registered public accounting firm that audited the financial statements included in Intermountain’s annual report on form 10-K, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Intermountain Community Bancorp
Sandpoint, Idaho

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Intermountain Community Bancorp and Subsidiary (“Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).

Intermountain Community Bancorp and Subsidiary’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Intermountain Community Bancorp and Subsidiary maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, Intermountain Community Bancorp and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Intermountain Community Bancorp and Subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006, of Intermountain Community Bancorp and Subsidiary and our report dated March 14, 2007, expressed an unqualified opinion on those consolidated financial statements.

Spokane, Washington
March 14, 2007

Changes in Internal Control over Financial Reporting

There are no material changes in Intermountain’s internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, Intermountain’s principal executive officer and principal financial officer have concluded that, as of the end of such period, Intermountain’s disclosure controls and procedures are effective in recording, processing,

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

In response to this Item, the information set forth in Intermountain’s Proxy Statement dated March 23, 2007 (2007 Proxy Statement) under the headings “Information with Respect to Nominees and Other Directors,” “Meetings and Committees of the Board of Directors,” “Executive Compensation,” and “Security Ownership of Certain Beneficial Owners and Management” and “Compliance with Section 16(a) filing requirements” are incorporated herein by reference.

Information concerning Intermountain’s Audit Committee financial expert is set forth under the caption “Meetings and Committees of the Board of Directors” in Intermountain’s 2007 Proxy Statement and is incorporated herein by reference.

Intermountain has adopted a Code of Ethics that applies to all Intermountain employees and directors, including Intermountain’s senior financial officers. The Code of Ethics is publicly available on Intermountain’s website at http://www.Intermountainbank.com.

Item 11.	EXECUTIVE COMPENSATION

In response to this Item, the information set forth in Intermountain’s Proxy Statement dated March 23, 2007 under the heading “Directors Compensation” and “Executive Compensation” is incorporated herein.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

In response to this Item, the information set forth in Intermountain’s 2007 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In response to this Item, the information set forth in Intermountain’s 2007 Proxy Statement under the heading “Certain Relationships and Related Transactions” is incorporated herein.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

In response to this Item, the information set forth in Intermountain’s 2007 Proxy Statement under the headings “Ratification of Appointment of Independent Auditors” and “Independent Registered Public Accounting Firm” is incorporated herein.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Audited Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets at December 31, 2006 and 2005

•	Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004

•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2006, 2005 and 2004

•	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004

•	Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

•	Summary of Accounting Policies

•	Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules have been omitted as they are not applicable or the information is included in the Consolidated Financial Statements

(b) Exhibits: See “Exhibit Index‘

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERMOUNTAIN COMMUNITY BANCORP
(Registrant)

/s/  Curt Hecker
Curt Hecker
President and Chief Executive Officer

March 14, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Curt Hecker Curt Hecker	President and Chief Executive Officer, Principal Executive Officer, Director	March 14, 2007

/s/ John B. Parker John B. Parker	Chairman of the Board, Director	March 14, 2007

/s/ Douglas Wright Douglas Wright	Executive Vice President and Chief Financial Officer, Principal Financial Officer	March 14, 2007

/s/ Terry L. Merwin Terry L. Merwin	Secretary, Director	March 14, 2007

/s/ Charles L. Bauer Charles L. Bauer	Director	March 14, 2007

/s/ James T. Diehl James T. Diehl	Director	March 14, 2007

/s/ Ford Elsaesser Ford Elsaesser	Director	March 14, 2007

/s/ Ronald Jones Ronald Jones	Director	March 14, 2007

/s/ Maggie Y. Lyons Maggie Y. Lyons	Director	March 14, 2007

/s/ Jim Patrick Jim Patrick	Director	March 14, 2007

/s/ Michael J. Romine Michael J. Romine	Director	March 14, 2007

Signature	Title	Date

/s/ Jerrold Smith Jerrold Smith	Executive Vice President and Director	March 14, 2007

/s/ Barbara Strickfaden Barbara Strickfaden	Director	March 14, 2007

/s/ Douglas P. Ward Douglas P. Ward	Director	March 14, 2007

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation(1)
3.2	Amended and Restated Bylaws(2)
4.1	Form of Stock Certificate(3)
10.1	Second Amended and Restated 1999 Employee Stock Option and Restricted Stock Plan(3)
10.2	1988 Nonqualified Stock Option Plan, as amended(3)
10.3	Form of Employee Option Agreement(3)
10.4	Form of Restricted Stock Purchase Agreement(3)
10.5	1999 Director Stock Option Plan(4)
10.6	Restricted Stock Purchase Agreement(4)
10.7	Form of Nonqualified Stock Option Agreement(3)
10.8	Stock Purchase Agreement for Douglas Wright dated January 6, 2003(3)
10.10	Stock Purchase Agreement for John Nagel dated February 12, 2003(3)
10.11	Form of Stock Purchase Bonus Agreement(3)
10.12	Employment Agreement with Curt Hecker dated December 17, 2003, as amended March 24, 2004, and March 4, 2005(5)
10.13	Form of Curt Hecker Salary Continuation and Split Dollar Agreement dated January 1, 2002(3)
10.14	Employment Agreement with Jerry Smith dated December 17, 2003, as amended March 24, 2004, and March 4, 2005(3)
10.15	Form of Jerry Smith Salary Continuation and Split Dollar Agreement dated January 1, 2002(3)
10.16	Executive Severance Agreement with Douglas Wright dated December 17, 2003, as amended March 4, 2005(5)
10.17	Executive Severance Agreement with John Nagel dated December 17, 2003, as amended March 24, 2004, and March 4, 2005(5)
10.18	2006 — 2008 Long Term Incentive Plan(6)
10.19	2003 — 2005 Long-Term Incentive Plan, as amended(7)
10.20	Executive Incentive Plan
10.21	Executive Severance Agreement with Pam Rasmussen dated March 14, 2007
14	Code of Ethics
21	Subsidiaries of the Registrant
(1) Panhandle State Bank, an Idaho state-chartered bank
(2) Intermountain Statutory Trust I, a Connecticut statutory trust
(3) Intermountain Statutory Trust II, a Delaware statutory trust
23	Consent of BDO Seidman, LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
99	Third quarter earnings release for quarter ending September 30, 2006

(1)	Incorporated by reference to the Registrants Quarterly Report on Form 10-Q for the quarter ended June 30, 2006

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed September 8, 2004

(3)	Incorporated by reference to the Registrant’s Form 10, as amended on July 1, 2004

(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year end December 31, 2004

(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006

(7)	Incorporated by reference to the S-8 Registration Statement filed by the Registrant on March 30, 2006 (File No. 333-132835)Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Intermountain Community Bancorp
Sandpoint, Idaho

We have audited the accompanying consolidated balance sheets of Intermountain Community Bancorp and Subsidiary as of December 31, 2006 and 2005 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intermountain Community Bancorp and Subsidiary at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 10 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, as of January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Intermountain Community Bancorp and Subsidiary’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2007, expressed an unqualified opinion thereon.

/s/  BDO Seidman, LLP

Spokane, Washington
March 14, 2007

INTERMOUNTAIN COMMUNITY BANCORP

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(Dollars in thousands, except per share data)

ASSETS
Cash and cash equivalents:
Interest bearing	$72	$250
Non-interest bearing and vault	24,305	23,625
Restricted Cash	888	774
Federal funds sold	35,385	11,080
Available-for-sale securities, at fair value	118,490	83,847
Held-to-maturity securities, at amortized cost	6,719	6,749
Federal Home Loan Bank of Seattle stock, at cost	1,779	1,774
Loans held for sale	8,945	5,889
Loans receivable, net	664,403	555,036
Accrued interest receivable	7,329	4,992
Office properties and equipment, net	25,444	15,545
Bank-owned life insurance	7,400	7,095
Goodwill	11,662	11,399
Other intangibles	881	1,051
Prepaid expenses and other assets	6,164	4,576

Total assets	$919,866	$733,682

LIABILITIES
Deposits	$693,686	$597,519
Securities sold subject to repurchase agreements	106,250	37,799
Advances from Federal Home Loan Bank	5,000	5,000
Cashier checks issued and payable	6,501	6,104
Accrued interest payable	1,909	1,074
Other borrowings	22,602	16,527
Accrued expenses and other liabilities	5,838	5,386

Total liabilities	841,786	669,409

Commitments and contingent liabilities (Notes 14 and 15)

STOCKHOLDERS’ EQUITY
Common stock 26,400,000 shares authorized; 7,423,904 and 6,598,810 shares issued and 7,382,912 and 6,577,290 shares outstanding	60,395	43,370
Accumulated other comprehensive income (loss), net of tax	(111)	(1,337)
Retained earnings	17,796	22,240

Total stockholders’ equity	78,080	64,273

Total liabilities and stockholders’ equity	$919,866	$733,682

See accompanying summary of accounting policies and notes to consolidated financial statements.

INTERMOUNTAIN COMMUNITY BANCORP

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands,
	except per share amounts)

Interest income:
Loans	$54,393	$37,897	$22,055
Investments	5,187	3,751	3,300

Total interest income	59,580	41,648	25,355

Interest expense:
Deposits	13,192	8,250	4,595
Other borrowings	2,109	1,177	953
Short-term borrowings	2,232	1,290	164

Total interest expense	17,533	10,717	5,712

Net interest income	42,047	30,931	19,643
Provision for losses on loans	(2,148)	(2,229)	(1,438)

Net interest income after provision for losses on loans	39,899	28,702	18,205

Other income:
Fees and service charges	10,026	8,165	6,081
Bank owned life insurance	305	300	257
Net gain (loss) on sale of securities	(987)	(43)	49
Other income	1,494	1,198	810

Total other income	10,838	9,620	7,197

Operating expenses:
Salaries and employee benefits	21,859	15,356	10,566
Occupancy expense	4,789	3,927	2,852
Advertising	1,172	767	570
Fees and service charges	1,193	974	1,023
Printing, postage and supplies	1,430	1,257	869
Legal and accounting	1,418	1,153	739
Other expense	4,099	3,098	2,265

Total operating expenses	35,960	26,532	18,884

Income before income taxes	14,777	11,790	6,518
Income tax provision	5,575	4,308	2,172

Net income	$9,202	$7,482	$4,346

Earnings per share — basic	$1.26	$1.16	$0.80

Earnings per share — diluted	$1.18	$1.07	$0.72

Weighted average shares outstanding — basic	7,304,910	6,434,579	5,445,953

Weighted average shares outstanding — diluted	7,805,170	6,985,285	6,003,484

See accompanying summary of accounting policies and notes to consolidated financial statements.

INTERMOUNTAIN COMMUNITY BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Net income	$9,202	$7,482	$4,346
Other comprehensive income (loss):
Change in unrealized losses on investments, net of reclassification adjustments	2,018	(1,362)	(1,290)
Less deferred income tax benefit (expense)	(792)	534	506

Net other comprehensive income (loss)	1,226	(828)	(784)

Comprehensive income	$10,248	$6,654	$3,562

See accompanying summary of accounting policies and notes to consolidated financial statements.

INTERMOUNTAIN COMMUNITY BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2006, 2005, and 2004

			Accumulated
			Other
			Comprehensive		Total-
	Common Stock		Income	Retained	Stockholders’
	Shares	Amount	(Loss)	Earnings	Equity
	(Dollars in thousands, except per share data)

Balance, January 1, 2004	3,164,973	$16,390	$275	$10,413	$27,078
Net income	—	—	—	4,346	4,346
Compensation expense related to option grants	—	38	—	—	38
Shares issued upon exercise of stock options	116,840	771	—	—	771
Net unrealized loss on investments	—	—	(784)	—	(784)
Repurchase and cancellation of treasury stock	(2,093)	(47)	—	—	(47)
Shares issued for business combination	504,460	13,018	—	—	13,018
Tax benefit associated with stock options	—	144	—	—	144

Balance, December 31, 2004	3,784,180	$30,314	$(509)	$14,759	$44,564

See accompanying summary of accounting policies and notes to consolidated financial statements.

INTERMOUNTAIN COMMUNITY BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2006, 2005, and 2004

			Accumulated
			Other		Total
	Common Stock		Comprehensive	Retained	Stockholders’
	Shares	Amount	Income (Loss)	Earnings	Equity
	(Dollars in thousands, except per share data)

Balance, December 31, 2004	3,784,180	$30,314	$(509)	$14,759	$44,564
Net income	—	—	—	7,482	7,482
Compensation expense related to option grants	—	46	—	—	46
Restricted stock, issued as compensation, net of amortization	21,520	33	—	—	33
Shares issued upon exercise of stock options	172,419	901	—	—	901
Net unrealized loss on investments	—	—	(828)	—	(828)
Stock split, three-for-two	1,914,911	—	—	—	—
Fractional share redemption	(102)	—	—	(1)	(1)
Common stock issued, net of costs	705,882	11,861	—	—	11,861
Tax benefit associated with stock options	—	215	—	—	215

Balance, December 31, 2005	6,598,810	$43,370	$(1,337)	$22,240	$64,273

See accompanying summary of accounting policies and notes to consolidated financial statements.

INTERMOUNTAIN COMMUNITY BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2006, 2005 and 2004

			Accumulated
			Other		Total
	Common Stock		Comprehensive	Retained	Stockholders’
	Shares	Amount	Income (Loss)	Earnings	Equity
	(Dollars in thousands, except per share data)

Balance, December 31, 2005	6,598,810	$43,370	$(1,337)	$22,240	$64,273
Net income	—	—	—	9,202	9,202
Stock based compensation expense	—	848	—	—	848
Restricted stock granted	19,877	—	—	—	—
Shares issued upon exercise of stock options	101,245	476	—	—	476
Vesting of stock-based compensation awards	26,002	—	—	—	—
Reclassification of liability associated with stock-based compensation plans upon adoption of SFAS 123(R)	—	1,333	—	—	1,333
Net unrealized loss on investments	—	—	1,226	—	1,226
10% common stock dividend	666,840	13,637	—	(13,637)	—
Fractional share redemption	(32)	—	—	(9)	(9)
Shares issued for business purchase	11,162	255	—	—	255
Tax benefit associated with stock options	—	476	—	—	476

Balance, December 31, 2006	7,423,904	$60,395	$(111)	$17,796	$78,080

See accompanying summary of accounting policies and notes to consolidated financial statements.

INTERMOUNTAIN COMMUNITY BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Cash flows from operating activities:
Net income	$9,202	$7,482	$4,346
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation expense	848	79	38
Excess tax benefit related to stock based compensation	(382)	—	—
Depreciation	2,095	1,697	1,362
Net amortization of premiums on securities	115	163	545
Stock dividends on Federal Home Loan Bank of Seattle stock	(5)	—	(26)
Provisions for losses on loans	2,148	2,229	1,438
Amortization of core deposit intangibles	170	186	94
Net accretion of loan discount	(89)	(146)	(155)
Gain (loss) on sale of loans, investments, property and equipment	243	64	(52)
Gain on sale of real estate owned	—	(79)	(30)
Deferred income tax benefit	(1,182)	(832)	(301)
Increase in cash surrender value of bank-owned life insurance	(305)	(300)	(257)
Change in (net of acquisition of business):
Loans held for sale	(3,056)	(203)	(1,621)
Accrued interest receivable	(2,337)	(1,270)	(477)
Prepaid expenses and other assets	(2,424)	(455)	69
Accrued interest payable	835	321	325
Accrued expenses and other liabilities	2,659	2,694	1,283

Net cash provided by operating activities	8,535	11,630	6,581

Cash flows from investing activities:
Net change in certificates of deposit with other institutions	—	—	298
Purchases of available-for-sale securities	(73,278)	(39,159)	(63,868)
Proceeds from calls, maturities or sales of available-for-sale securities	32,138	43,401	26,501
Principal payments on mortgage-backed securities	7,456	13,248	14,399
Purchases of held-to-maturity securities	(649)	(1,929)	(512)
Proceeds from calls or maturities of held-to-maturity securities	637	541	299
Purchase of Federal Home Loan Bank of Seattle stock	—	(564)	(433)
Net increase in loans receivable	(125,777)	(139,693)	(70,440)
Proceeds from sale of loans receivable	15,541	1,278	2,724
Net cash and cash equivalents paid as part of acquisition	—	—	(2,013)
Purchase of office properties and equipment	(10,871)	(4,332)	(3,161)
Purchase of business	(42)	—	—
Proceeds from sales of office properties and equipment	22	38	80
Improvements and other changes in real estate owned	776	(242)	—
Proceeds from sale of other real estate owned	47	1,163	233
Investment in affiliate	—	—	(248)
Net change in federal funds sold	(24,305)	(2,750)	(2,620)
Net (increase) decrease in restricted cash	(114)	860	(639)

Net cash used in investing activities	(178,419)	(128,140)	(99,400)

See accompanying summary of accounting policies and notes to consolidated financial statements.

INTERMOUNTAIN COMMUNITY BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Cash flows from financing activities:
Net increase in demand, money market and savings deposits	92,731	80,024	65,958
Net increase in certificates of deposit	3,412	16,500	20,518
Proceeds from other borrowings	5,060	—	8,248
Proceeds from Federal Home Loan Bank advances	—	48,000	—
Repayments of Federal Home Loan Bank advances	—	(48,000)	—
Net change in repurchase agreements	68,451	16,898	1,333
Principal reduction of note payable	(116)	—	—
Excess tax benefit related to stock based compensation	381	—	—
Proceeds from exercise of stock options	476	901	771
Proceeds from common stock offering, net of expenses	—	11,861	—
Repurchase of treasury stock	—	—	(47)
Redemption of fractional shares of common stock	(9)	(1)	—

Net cash provided by financing activities	170,386	126,183	96,781

Net increase in cash and cash equivalents	502	9,673	3,962
Cash and cash equivalents, beginning of year	23,875	14,202	10,240

Cash and cash equivalents, end of year	$24,377	$23,875	$14,202

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$16,674	$10,325	$5,387
Income taxes	$6,620	$4,468	$2,410
Noncash investing and financing activities:
Common stock dividends	$13,637	$—	$—
Cancellation of treasury stock	$—	$—	$47
Restricted shares issued	$491	$344	$—
Purchase of land	$1,130	$—	$—
Common stock issued upon business combination	$255	$—	$13,018

See accompanying summary of accounting policies and notes to consolidated financial statements.

INTERMOUNTAIN COMMUNITY BANCORP

SUMMARY OF ACCOUNTING POLICIES

Organization

Intermountain Community Bancorp (“Intermountain” or “the Company”) is a financial holding company whose principal activity is the ownership and management of its wholly owned subsidiary, Panhandle State Bank (“the Bank”). The Bank is a state chartered commercial bank under the laws of the state of Idaho. At December 31, 2006, the Bank had eight branch offices in northern Idaho, five in southwestern Idaho, three in southcentral Idaho, two branches in eastern Washington and one branch in eastern Oregon operating under the names of Panhandle State Bank, Intermountain Community Bank and Magic Valley Bank.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement.

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

Other Real Estate Owned

Properties acquired through, or in lieu of, foreclosure of defaulted real estate loans are carried at the lower of cost or fair value (less estimated costs to sell). Development and improvement costs related to the property are capitalized to the extent they are deemed to be recoverable. Subsequent to foreclosure, management periodically performs valuations and the assets are carried at the lower of carrying amount or fair value less costs to sell.

INTERMOUNTAIN COMMUNITY BANCORP

SUMMARY OF ACCOUNTING POLICIES — (Continued)

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

Goodwill and Other Intangibles

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill and intangible assets with indefinite lives are not amortized, but are subject to impairment tests at least annually. Intangible assets with finite lives, including core deposit intangibles, are amortized over the estimated life of the depositor relationships acquired.

Advertising and Promotion

The Company expenses all costs associated with its advertising and promotional efforts as incurred. Those costs are included with operating expenses on the consolidated statements of income.

Income Taxes

Intermountain accounts for income taxes using the liability method, which requires that deferred tax assets and liabilities be determined based on the temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities and tax attributes using enacted tax rates in effect in the years in which the temporary differences are expected to reverse.

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

Equity Compensation Plans

The Company maintains an Equity Participation Plan under which we have granted non-qualified and incentive stock options and restricted stock to employees and non-employee directors. Effective January 1, 2006, the Company adopted FASB Statement No. 123(R), “Share-Based Payment” using the modified prospective method, and the fair value recognition provision of the “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123R)”). Using the alternative transition method, the Company elected to adopt the alternative transition method provided in FSP 123(R)-3 for calculating the tax effects stock-based compensation. The alternative transition method includes simplified methods to establish he beginning balance of the additional-paid-in-capital pool (“APIC pool”) related to the tax effects of stock-based compensation,

INTERMOUNTAIN COMMUNITY BANCORP

SUMMARY OF ACCOUNTING POLICIES — (Continued)

and for determining the subsequent impact on the APIC pool and consolidates statements of cash flows of the tax effects of stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

Prior to 2006, we applied the disclosure-only provision of SFAS No. 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” We measured compensation cost for stock-based employee compensation plans using the intrinsic value method of accounting prescribed by Accounting Principals Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” All of our stock options are granted at market value on the date of grant. Accordingly, no compensation expense was recognized in 2005 and 2004 for options related to the stock option plan. Restricted stock grants, however, are subject to five year vesting period, and the fair values on issuance date of these grants were expensed on a straight line basis over the life of the grant.

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

Reclassifications

Certain amounts in the 2005 and 2004 financial statements have been reclassified to conform with the current year’s presentation. These reclassifications had no effect on total stockholders’ equity or net income as previously reported.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140”. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 also amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued by the Company after January 1, 2007. The Company does not expect the adoption of SFAS No. 155 to have a material impact on the Company’s consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140.” SFAS No. 156 requires all separately recognized servicing assets and liabilities to be initially measured at fair value. In addition, entities are permitted to choose to either subsequently

INTERMOUNTAIN COMMUNITY BANCORP

SUMMARY OF ACCOUNTING POLICIES — (Continued)

measure servicing rights at fair value and report changes in fair value in earnings, or amortize servicing rights in proportion to and over the estimated net servicing income or loss and assess the rights for impairment. Beginning with the fiscal year in which an entity adopts SFAS No. 156, it may elect to subsequently measure a class of servicing assets and liabilities at fair value. Post adoption, an entity may make this election as of the beginning of any fiscal year. An entity that elects to subsequently measure a class of servicing assets and liabilities at fair value should apply that election to all new and existing recognized servicing assets and liabilities within that class. The effect of remeasuring an existing class of servicing assets and liabilities at fair value is to be reported as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The statement also requires additional disclosures. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is currently evaluating the impact of the adoption of SFAS No. 156 on its future consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No 109” (FIN 48). FIN 48 establishes a recognition threshold and measurement for income tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 also prescribes a two-step evaluation process for tax positions. The first step is recognition and the second is measurement. For recognition, an enterprise judgmentally determines whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the “more-likely-than-not” recognition threshold it is measured and recognized in the financial statements. If a tax position does not meet the “more-likely-than-not” recognition threshold, the benefit of that position is not recognized in the financial statements. Tax positions that meet the “more-likely-than-not” recognition threshold at the effective date of FIN 48 may be recognized, or continue to be recognized, upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company plans to adopt FIN 48 during the first quarter of 2007. The Company is evaluating the impact of the adoption of FIN 48 and at this point does not believe that it will have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. It clarifies that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 does not require any new fair value measurements; rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. The Company is evaluating the impact of the adoption of SFAS No. 157 on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission (SEC) announced “Staff Accounting Bulletin No. 108” (SAB 108). SAB 108 addresses how to quantify financial statement errors that arose in prior periods for purposes of assessing their materiality in the current period. It requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality. It clarifies that immaterial financial statement errors in a prior SEC filing can be corrected in subsequent filings without the need to amend the prior filing. In addition, SAB 108 provides transitional relief for correcting errors that would have been considered immaterial before its issuance. The adoption of SAB 108 did not have an impact on the Company’s accompanying consolidated financial statements.

On September 20, 2006, the FASB ratified Emerging Issue Task Force (EITF) Issue 06-5, “Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (FTB 85-4), Accounting for Purchases of Life Insurance” (EITF 06-5). EITF 06-5 addresses the methods by which an entity should determine the amounts that could be realized under an insurance contract at the consolidated balance sheet date when applying FTB 85-4, and whether the determination should be

INTERMOUNTAIN COMMUNITY BANCORP

SUMMARY OF ACCOUNTING POLICIES — (Continued)

on an individual or group policy basis. EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of EITF 06-5 to have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 provides entities with an option to report certain financial assets and liabilities at fair value — with changes in fair value reported in earnings — and requires additional disclosures related to an entity’s election to use fair value reporting. It also requires entities to display the fair value of those assets and liabilities for which the entity has elected to use fair value on the face of the balance sheet. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that SFAS No. 159 may have on its future consolidated financial statements.

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Investments

The amortized cost and fair values of investments are as follows (in thousands):

	Available-for-Sale
		Gross	Gross
		Unrealized	Unrealized	Fair Value/
	Amortized Cost	Gains	Losses	Carrying Value

December 31, 2006
U.S. treasury securities and obligations of U.S. government agencies	$78,754	$701	$(826)	$78,629
Mortgage-backed securities	39,616	308	(365)	39,559
State and municipal securities	303	—	(1)	302
Corporate bonds	—	—	—	—

	$118,673	$1,009	$(1,192)	$118,490

December 31, 2005
U.S. treasury securities and obligations of U.S. government agencies	$53,271	$—	$(1,475)	$51,796
Mortgage-backed securities	31,469	5	(697)	30,777
State and municipal securities	308	—	(3)	305
Corporate bonds	1,000	—	(31)	969

	$86,048	$5	$(2,206)	$83,847

	Held-to-Maturity
	Carrying
	Value/	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

December 31, 2006
State and municipal securities	$6,719	$4	$(88)	$6,635
December 31, 2005
State and municipal securities	$6,749	$11	$(103)	$6,657

For the years ended December 31, 2006, 2005, and 2004 gross realized gains on sales of available-for-sale securities were $0, $6,670, and $78,551 with gross realized losses amounting to $986,854, $49,966, and $29,735 respectively. Proceeds from sales of available-for-sale securities were $25,637,465, $20,266,440 and $9,249,969 for the years ended December 31, 2006, 2005 and 2004, respectively.

Securities with a fair value of approximately $118,065,000 and $62,848,000 at December 31, 2006 and 2005, respectively, were pledged to secure public deposits, repurchase agreements and other purposes required and/or permitted by law.

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2006, the amortized cost and fair value of available-for-sale and held-to-maturity debt securities, by contractual maturity, follows (in thousands):

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

One year or less	$15,022	$15,020	$145	$145
After one year through five years	31,733	30,908	3,715	3,648
After five years through ten years	32,100	32,801	544	541
After ten years	202	202	2,315	2,301

	79,057	78,931	6,719	6,635
Mortgage-backed securities	39,616	39,559	—	—

	$118,673	$118,490	$6,719	$6,635

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

The following table summarizes the duration of Intermountain’s unrealized losses on available-for-sale and held-to-maturity securities as of the dates indicated (in thousands).

	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
December 31, 2006	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. treasury securities and obligations of U.S. government agencies	$15,020	$2	$30,910	$824	$45,930	$826
Corporate bonds	—	—	—	—	—	—
State and municipal securities	15	—	5,270	89	5,285	89
Mortgage-backed securities	225	1	13,926	364	14,151	365

Total	$15,260	$3	$50,106	$1,277	$65,366	$1,280

	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
December 31, 2005	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. treasury securities and obligations of U.S. government agencies	$7,698	$50	$44,098	$1,425	$51,796	$1,475
Corporate bonds	—	—	969	31	969	31
State and municipal securities	3,208	58	1,758	48	4,966	106
Mortgage-backed securities	7,871	138	22,046	559	29,917	697

Total	$18,777	$246	$68,871	$2,063	$87,648	$2,309

Intermountain’s investment portfolios are managed to provide and maintain liquidity; to maintain a balance of high quality, diversified investments to minimize risk; to provide collateral for pledging; and to maximize returns.

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Management believes that all unrealized losses as of December 31, 2006 and 2005 to be market driven, with no permanent sector or issuer credit concerns or impairments. The Company has the ability to retain these securities until recovery of loss occurs.

2.	Loans Receivable

The components of loans receivable are as follows (in thousands):

	December 31,
	2006	2005

Commercial	$527,345	$425,005
Residential	112,569	107,554
Consumer	31,800	29,109
Municipal	4,082	2,856

Total loans receivable	675,796	564,524
Allowance for loan losses	(10,319)	(8,517)
Deferred loan fees, net of direct origination costs	(1,074)	(971)

Loans receivable, net	$664,403	$555,036

Weighted average interest rate	8.65%	7.90%

An analysis of the changes in the allowance for losses on loans is as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004

Allowance for loan losses, beginning of year	$8,517	$6,902	$5,118
Acquired reserve from business combination	—	—	1,108
Loans charged off	(793)	(792)	(743)
Recoveries	447	274	194
Allowance related to loan sales	—	(96)	(213)
Provision for losses on loans	2,148	2,229	1,438

Allowance for loan losses, end of year	$10,319	$8,517	$6,902

Loans that are not performing in accordance with their original contractual terms at December 31, 2006 and 2005 were approximately $1,288,000 and $1,263,000, respectively. The total allowance for losses related to these loans at December 31, 2006 and 2005 was $534,000 and $383,000, respectively.

For loans on non-accrual status, interest income of approximately $230,000, $8,000, and $10,000 was recorded for the years ended December 31, 2006, 2005, and 2004, respectively. If these non-accrual loans had performed in accordance with their original contract terms, additional income of approximately $21,000, $95,000, and $55,000 would have been recorded for the years ended December 31, 2006, 2005, and 2004, respectively.

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2006, the contractual principal payments due on outstanding loans receivable are shown below (in thousands). Actual payments may differ from expected payments because borrowers have the right to prepay loans, with or without prepayment penalties.

Year Ending December 31,	Amount

2007	$325,445
2008	88,155
2009	54,733
2010	29,535
2011	39,755
Thereafter	138,173

$675,796

3.	Office Properties and Equipment

The components of office properties and equipment as of December 31, 2006 and 2005, are as follows (in thousands):

	December 31,
	2006	2005

Land	$5,121	$2,525
Buildings and improvements	11,991	10,433
Construction in progress	6,056	155
Furniture and equipment	11,580	9,941

	34,748	23,054
Less accumulated depreciation	(9,304)	(7,509)

	$25,444	$15,545

The construction in progress balance is related to the planned building of the 94,000 square foot Sandpoint Financial and Technical Center and the building of the new 16,000 square foot Spokane Valley Branch. The Company anticipates the Sandpoint Financial and Technical Center will cost approximately $20.0 million to complete and furnish the building, which is scheduled to be completed in late third quarter 2007. The Company anticipates selling the Sandpoint Financial and Technical Center and leasing approximately 45,000 square feet from the ultimate owner. The Company anticipates the Spokane Valley branch will cost approximately $3.3 million to complete and furnish, which is scheduled to be completed in June 2007. Depreciation expense for the years ended December 31, 2006, 2005, and 2004 was approximately $2,095,000, $1,697,000 and $1,362,000 respectively.

4.	Goodwill and Other Intangible Assets

Intermountain has goodwill and core deposit intangible assets, which were recorded in connection with business combinations (see Note 21). The value of the core deposit intangibles is amortized over the estimated life of the depositor relationships. At December 31, 2006 and 2005, the net carrying value of core deposit intangibles was approximately $881,000 and $1,051,000, respectively. Accumulated amortization at December 31, 2006 and 2005 was approximately $516,000 and $345,000, respectively. Amortization expense related to core deposit intangibles for the years ended December 31, 2006, 2005 and 2004 was approximately $170,000, $186,000 and

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$94,000, respectively. Intangible amortization for each of the next five years is estimated to be as follows (in thousands):

Year Ending December 31,	Amount

2007	$158
2008	146
2009	137
2010	129
2011	122

$692

The changes in carrying value of goodwill for the years ended December 31, 2006 and 2005 are as follows (in thousands):

Amount

Balance as of January 1, 2005	$11,399
Goodwill acquired during the year	—

Balance as of December 31, 2005	11,399
Goodwill acquired during the year	263

Balance as of December 31, 2006	$11,662

The Company evaluates its goodwill for impairment at least annually. There was no impairment in 2006 and 2005.

5.	Deposits

The components of deposits and applicable yields as of December 31, 2006 and 2005, are as follows (in thousands):

	December 31,
	2006	2005

Demand	$141,601	$132,440
NOW and money market 0.0% to 6.54%	291,412	216,034
Savings and IRA 0.0% to 5.75%	81,955	73,763

	514,968	422,237
Certificate of deposit accounts:
Up to 1.99%	35	5,098
2.00% to 2.99%	1,397	40,530
3.00% to 3.99%	38,651	98,358
4.00% to 4.99%	95,538	30,601
5.00% to 5.99%	43,097	695
6.00% to 6.99%	—	—
7.00% and over	—	—

	178,718	175,282

Total deposits	$693,686	$597,519

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average interest rate paid on certificate of deposit accounts was 4.47% and 3.45% at December 31, 2006 and 2005, respectively.

At December 31, 2006, the scheduled maturities of certificate of deposit accounts are as follows (in thousands):

	Weighted Average
Year Ending December 31,	Interest Rate	Amounts

2007	4.50%	$156,141
2008	4.25%	15,142
2009	4.22%	2,725
2010	4.29%	3,450
2011	4.50%	1,244
Thereafter	4.42%	16

		$178,718

At December 31, 2006, the remaining maturities of certificate of deposit accounts with a minimum balance of $100,000 were as follows (in thousands):

Amounts

Less than three months	$40,038
Three to six months	18,663
Six to twelve months	25,085
Over twelve months	9,511

$93,297

The components of interest expense associated with deposits are as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004

NOW and money market accounts	$4,927	$2,129	$772
Savings and IRA accounts	911	690	393
Certificate of deposit accounts	7,354	5,431	3,430

	$13,192	$8,250	$4,595

6.	Securities Sold Subject To Repurchase Agreements

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally are short-term agreements. These agreements are treated as financing transactions and the obligations to repurchase securities sold are reflected as a liability in the consolidated financial statements. The dollar amount of securities underlying the agreements remains in the applicable asset account. These agreements have a weighted average interest rate of 5.03% and 3.60% at December 31, 2006 and 2005, respectively. Approximately $76.2 million of the repurchase agreements mature on a daily basis, while the remaining balance of $30.0 million matures in July 2011. At December 31, 2006 and 2005, the Company pledged as collateral, certain investment securities with aggregate amortized costs of $109.0 million and $37.9 million, respectively. These investments securities had market values of $109.0 million and $37.1 million at December 31, 2006 and 2005, respectively.

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Advances From Federal Home Loan Bank

During June of 2003 the Bank obtained an advance from the Federal Home Loan Bank of Seattle (FHLB Seattle) in the amount of $5,000,000. The note is due in 2008 with interest only payable monthly at 2.71%.

Advances from FHLB Seattle are collateralized by certain qualifying loans with a carrying value of approximately $5,000,000 at December 31, 2006. The Bank’s credit line with FHLB Seattle is limited to a percentage of its total regulatory assets subject to collateralization requirements. At December 31, 2006, Intermountain had the ability to borrow an additional $65,974,000 from FHLB Seattle. Intermountain would be able to borrow amounts in excess of this total from the FHLB Seattle with the placement of additional available collateral.

8.	Other Borrowings

In January 2003, the Company issued $8.0 million of Trust Preferred securities through its subsidiary, Intermountain Statutory Trust I. The debt associated with these securities bears interest at 6.75%, with interest only paid quarterly starting in June 2003. The debt is callable by the Company in March 2008 and matures in March 2033.

In March 2004, the Company issued $8.0 million of Trust Preferred securities through its subsidiary, Intermountain Statutory Trust II. The debt is callable by the Company after five years, bears interest on a variable basis tied to the 90 day LIBOR (London Inter-Bank Offering Rate) index plus 2.8% and matures in April 2034. The rate on this borrowing was 8.17% at December 31, 2006.

Overnight-unsecured borrowing lines have been established at US Bank, Wells Fargo, Pacific Coast Bankers Bank, the Federal Home Loan Bank of Seattle and with the Federal Reserve Bank of San Francisco. At December 31, 2006, the Company had approximately $55.0 million of overnight funding available from the unsecured sources and $66.0 million from the FHLB Seattle. It had no fed funds purchased. In addition, $2 to $5 million in funding is available on a semiannual basis from the State of Idaho in the form of negotiated certificates of deposit.

In January 2006, the Company entered into an additional borrowing agreement with US Bank in the amount of $5.0 million which was raised to $10.0 million in September 2006. The borrowing agreement is a revolving line of credit with a variable rate of interest tied to LIBOR. At December 31, 2006, the balance outstanding was $5,060,000 at 6.85%.

In January 2006, the Company purchased land to build a 94,000 square foot Financial and Technical Center in Sandpoint, Idaho. It entered into a Note Payable with the sellers of the property in the amount of $1,130,000. The note has a fixed rate of 6.65% and had an outstanding balance of $1,014,933 at December 31, 2006.

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Income Taxes

The tax effects of the principal temporary differences giving rise to deferred tax assets and liabilities as of December 31, 2006 and 2005 were as follows (in thousands):

	2006		2005
	Assets	Liabilities	Assets	Liabilities

Allowance for losses on loans	$3,644	$—	$2,527	$—
Investments	73	—	864	—
FHLB stock	—	(74)	—	(72)
Office properties and equipment	—	(554)	—	(557)
Deferred compensation	779	—	653	—
Core deposit intangible	—	(145)	—	(220)
Other	—	(151)	—	(13)

Total deferred income taxes	$4,496	$(924)	$4,044	$(862)

A valuation allowance against deferred tax assets has not been established as it is more likely than not that these assets will be realized through the refund of prior years taxes or the generation of future taxable income. Net deferred tax assets of approximately $3,572,000 and $3,182,000 as of December 31, 2006 and 2005, respectively, are included in prepaid expenses and other assets on the consolidated balance sheets.

The components of Intermountain’s income tax provision are as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004

Current income taxes:
Federal	$5,682	$4,307	$2,095
State	1,075	833	378

	6,757	5,140	2,473
Deferred tax benefit	(1,182)	(832)	(301)

	$5,575	$4,308	$2,172

A reconciliation of the income tax provision and the amount of income taxes computed by applying the statutory federal corporate income tax rate to income before income taxes for the years ended December 31, 2006, 2005 and 2004, is as follows (in thousands):

	2006		2005		2004
	Amount	%	Amount	%	Amount	%

Income tax provision at federal statutory rate	$5,073	34.3%	$4,009	34.0%	$2,216	34.0%
Tax effect of:
State taxes (net of federal tax benefit)	550	3.7%	444	3.8%	209	3.2%
Tax exempt income and other, net	(48)	(0.3)%	(145)	(1.3)%	(253)	(3.9)%

	$5,575	37.7%	$4,308	36.5%	$2,172	33.3%

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Stock-Based Compensation Plans

On August 18, 1999, the shareholders of Intermountain approved two stock option plans, one for certain key employees of the Bank (the 1999 Employee Stock Option Plan) and another for the Directors of Intermountain (the Director Stock Option Plan). The 1999 Employee Stock Option Plan replaced a 10-year plan that expired in February 1998. Options for a total of 262,479 shares were granted under the 1988 Employee Stock Option Plan and none remain outstanding as of December 31, 2006.

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

At a shareholder meeting held on December 17, 2003, an amendment to increase the number of shares allocated to the 1999 Employee Stock Option Plan to 582,200 was approved subject to a 2-for-1 stock split which was effective December 29, 2003. Under the amended 1999 Employee Stock Option Plan, 190,931 options remain available for grant as of December 31, 2006.

The Directors Stock Option Plan was adopted to provide incentives to Directors of Intermountain thereby helping to attract and retain the best available individuals for positions as directors of the corporation. The plan provides for a total of 146,410 common stock options at a price not less than the greater of (1) the fair market value of the common stock, or (2) the net book value of the common stock at the time of the grant. These options vest over a five-year term and expire in 10 years. At December 31, 2006, 58,382 options remain available for grant under this Plan.

During 2006 and 2005, the Company granted restricted stock to its directors and employees from the Director Option Plan and the 1999 Employee Stock Option Plan. These restricted stock grants vest evenly over a five-year period. The Company did not grant stock options during 2006 or 2005. During 2004, the Company granted 87,859 stock options to key employees and non-employee directors.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimated the fair value of options. In addition, option valuation models require the input of highly subjective assumptions, particularly for the expected term and stock price volatility. Our employee stock options do not trade on a secondary exchange, therefore employees do not derive a benefit from holding stock options unless there is an appreciation in the market price of our stock above the grant price. Such an increase in stock price would benefit all shareholders commensurately.

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and our experience. Prior to 2006, we adopted disclosure-only provisions of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. We chose to measure compensation cost for stock-based employee compensation plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. All stock options are granted at market value on the date of grant. According, no compensation expense was recognized in 2005 and 2004 for options related to the stock option plans. We adopted the provisions of SFAS 123(R). Share Based Payment on January 1, 2006, using the modified prospective method of adoption.

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for option grants in the year ending December 31, 2004:

2004

Dividend yield	0.0%
Expected volatility	45.3%
Risk free interest rates	4.5%
Expected option lives	5 years

Total stock-based compensation expense recognized in the consolidated statement of operations for the year ended was $848,000 before income taxes. Of the total stock-based compensation expense during the year ended December 31, 2006, stock option expense was $141,000, restricted stock expense was $661,000 and other expense related to stock options issued below market price at issue date totaled $46,000. For the year ended December 31, 2005, stock option expense was $0, restricted stock expense was $33,000 and other expense related to stock options issued below market price at issue date totaled $46,000.

Had compensation cost for the stock option plans been determined based on fair value at the grant dates under the Plan consistent with the method of SFAS 123(R), net income and net income per share amounts for the years ended 2005 and 2004 would have been changed to the pro-forma amounts indicated below (in thousands except per share data). Disclosures for 2006 are not presented as the amounts are recognized in the consolidated financial statements.

	Years Ended December 31,
	2005	2004

Reported net income	$7,482	$4,346
Add back: Stock-based employee compensation expense, net of related tax effects	48	23
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(158)	(144)

Pro forma net income	$7,372	$4,225

Basic earnings per share:
Reported earnings per share	$1.16	$0.80
Stock-based employee compensation, fair value	(0.02)	(0.02)

Pro forma earnings per share	$1.14	$0.78

Dilutive earnings per share:
Reported earnings per share	$1.07	$0.72
Stock-based employee compensation, fair value	(0.02)	(0.02)

Pro forma earnings per share	$1.05	$0.70

Prior to the adoption of SFAS 123 ®, the Company presented all tax benefits resulting from the exercise of stock options as operating cash inflows in the consolidated statements of cash flows, in accordance with the provisions of the Emerging Issues Tax Force (“EITF”) Issue No. 00-15, Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.  SFAS 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for those options

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. This amount is shown as “Excess tax benefit from stock-based compensation on the consolidated statement of cash flows.

Stock option transactions for all of the above described plans are summarized as follows (dollars in thousands, except per share amount):

				Weighted
		Weighted		Average	Aggregate
	Number of	Average	Exercise Price	Remaining life	Intrinsic
	Shares(1)	Exercise Price(1)	Per Share	(Years)	Value

Balance, December 31, 2003	950,337	$4.50	$1.35 — 8.79
Options from acquisition	43,775	5.67	5.20 — 6.52
Options granted	87,859	11.68	5.27 — 14.52
Options exercised	(192,786)	4.00	1.35 — 6.52		$1,969
Options forfeited and canceled	(5,250)	8.74	4.57 — 14.15

Balance, December 31, 2004	883,935	5.36	1.72 — 14.52	5.39	9,985
Options granted	—	—	—
Options exercised	(216,830)	4.30	1.71 — 14.52		2,489
Options forfeited and canceled	(32,469)	7.11	4.09 — 14.52

Balance, December 31, 2005	634,636	5.69	2.95 — 14.52	4.79	3,606
Options granted	—	—	—
Options exercised	(103,956)	4.58	2.95 — 14.52		1,833
Options forfeited and canceled	(7,110)	7.08	0.00 — 14.24

Balance, December 31, 2006	523,570	$5.89	$2.95 — 14.52	4.04	$3,085

(1)	Shares and Weighted-Average Exercise Price have been adjusted for the 10% common stock dividend payable May 31, 2006 to shareholders of record on May 15, 2006.

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents information about the options as of December 31, 2006:

	Total Outstanding			Exercisable
		Weighted	Weighted		Weighted
	Number	Average	Average		Average
	of	Exercise	Remaining	Number	Exercise
Range of Exercise Price	Shares	Price	Life (Years)	of Shares	Price

$ 2.90 - $ 3.63	22,184	$3.00	2.8	22,184	$3.00
$ 3.63 - $ 4.32	74,619	4.16	4.1	74,619	4.16
$ 4.32 - $ 5.00	241,071	4.85	2.4	239,473	4.85
$ 5.00 - $ 5.68	45,258	5.26	6.0	25,425	5.25
$ 5.68 - $ 6.36	70,981	6.06	5.8	55,335	6.06
$ 6.36 - $ 7.05	14,219	6.72	6.0	8,787	6.71
$ 7.05 - $ 9.48	1,650	8.79	6.8	990	8.79
$ 9.48 - $14.03	7,260	13.62	7.2	3,080	13.64
$14.03 - $14.72	46,328	14.29	7.4	17,912	14.28

	523,570	$5.89	4.0	447,805	$5.30

The exercisable options outstanding at December 31, 2006 and 2005 were 447,805 and 485,475, respectively. The weighted average exercise prices for the same periods were $4.58 and $4.30, respectively. The number of shares and exercise prices have been adjusted for the 10% common stock dividend effective May 31, 2006.

At December 31, 2006, the aggregate intrinsic value of stock options and restricted stock grants outstanding was $10.2 million and the aggregate intrinsic value of stock options and restricted stock grants exercisable was $2.4 million. The weighted average remaining contractual life of stock options outstanding and restricted stock grants was 3.4 years and 4.3 years, respectively. The aggregate intrinsic value is before applicable income taxes, based the Company’s $24.00 closing stock price at December 31, 2006, which would have been received by the optionees had all options been exercised on that date. As of December 31, 2005, total unrecognized stock-based compensation expense related to non-vested stock options and restricted stock grants was approximately $877,000, which was expected to be recognized over a period of approximately 3.4 years. During the year ended December 31, 2006, the intrinsic value of stock options exercised was $1.8 million, and the total fair value of the options vested was $2.4 million.

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the Company’s nonvested restricted shares as of December 31, 2006 and changes during the twelve months ended December 31, 2005 and December 31, 2006, is presented below:

		Weighted
		Average
	Number of	Grant Date Fair
	Shares(1)	Value(1)

Nonvested shares
Balance, December 31, 2004	—	—
Shares granted	23,672	$16.04
Shares vested	—	—
Shares forfeited and canceled	(753)	15.66

Balance, December 31, 2005	22,919	16.05
Shares granted	24,838	19.43
Shares vested	(4,579)	16.05
Shares forfeited and canceled	(2,186)	18.48

Balance, December 31, 2006	40,992	$18.95

(1)	Shares and Weighted-Average Grant-Date Fair Value have been adjusted for the 10% common stock dividend, payable May 31, 2006 to shareholders of record on May 15, 2006.

11.	Earnings per Share

The following table (dollars in thousands, except per share amounts) presents a reconciliation of the numerators and denominators used in the basic and diluted earnings per share computations for the years ended December 31 2006, 2005, and 2004. Weighted average shares outstanding have been adjusted for the 10% common stock dividend effective May 2006.

	Years Ended December 31,
	2006	2005	2004

Numerator:
Net income — basic and diluted	$9,202	$7,482	$4,346
Denominator:
Weighted average shares outstanding — basic	7,304,910	6,434,579	5,445,953
Dilutive effect of common stock options, restricted stock and awards	500,260	550,706	557,531

Weighted average shares outstanding — diluted	7,805,170	6,985,285	6,003,484

Earnings per share — basic and diluted:
Earnings per share — basic	$1.26	$1.16	$0.80
Effect of dilutive common stock options	(0.08)	(0.09)	(0.08)

Earnings per share — diluted	$1.18	$1.07	$0.72

At December 31, 2006, 2005 and 2004 there were approximately 0, 0 and 4,797 options outstanding respectively, which were not included in the dilutive calculations above as they were anti-dilutive. For the year ended December 31, 2006 and December 31, 2005, 84,314 and 78,000 shared performance stock awards have been

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

included in the dilutive shares. These are related to the 2006-2008 Long Term Incentive Plan and the 2003-2005 Long Term Incentive Plan.

12.	Stockholders’ Equity

On May 31, 2006, Intermountain distributed a Board of Directors approved 10% stock dividend to shareholders of record on May 15, 2006.

Effective December 1, 2005, Intermountain completed a $12.0 million common stock offering, issued 705,882 shares of common stock and added $11.9 million to stockholders equity.

On April 30, 2005, at the annual meeting of shareholders of Intermountain Community Bancorp, shareholders approved increasing the number of authorized common shares of stock from 7,084,000 to 24,000,000. This subsequently increased to 26,400,000 shares upon the declaration of the stock dividend, effective May 31, 2006.

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

The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 2006 and 2005, approximately $9.2 million and $7.5 million of retained earnings were available for dividend declaration without prior regulatory approval.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 2006, that the Company and the Bank meet all capital adequacy requirements to which it is subject.

As of December 31, 2006, the most recent notification from the Federal Deposit Insurance Corporation (“FDIC”) and the State of Idaho Department of Finance categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

table. There are no conditions or events since that notification that management believes have changed the Company’s or the Bank’s category.

The following table sets forth the amounts and ratios regarding actual and minimum core Tier 1 risk-based and total risk-based capital requirements, together with the amounts and ratios required in order to meet the definition of a “well-capitalized” institution (in thousands).

					Well-Capitalized
	Actual		Capital Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2006
Total capital (to risk-weighted assets):
The Company	$90,937	11.62%	$62,611	8%	$78,264	10%
Panhandle State Bank	89,898	11.49%	62,611	8%	78,264	10%
Tier I capital (to risk-weighted assets):
The Company	81,147	10.37%	31,306	4%	46,958	6%
Panhandle State Bank	80,108	10.24%	31,306	4%	46,958	6%
Tier I capital (to average assets):
The Company	81,147	9.13%	35,540	4%	44,425	5%
Panhandle State Bank	80,108	9.18%	34,915	4%	43,643	5%
As of December 31, 2005
Total capital (to risk-weighted assets):
The Company	$77,247	11.99%	$51,528	8%	$64,410	10%
Panhandle State Bank	76,056	11.81%	51,528	8%	64,410	10%
Tier I capital (to risk-weighted assets):
The Company	69,190	10.74%	25,764	4%	38,646	6%
Panhandle State Bank	67,999	10.56%	25,764	4%	38,646	6%
Tier I capital (to average assets):
The Company	69,190	9.61%	28,791	4%	35,989	5%
Panhandle State Bank	67,999	9.43%	28,833	4%	36,041	5%

14.	Commitments and Contingent Liabilities

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

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

written is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

The contractual amounts of these financial instruments representing credit risk at December 31, 2006, were as follows (in thousands):

Commitments to extend credit	$192,685
Credit card arrangements	$6,295
Standby letters of credit	$10,276

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

Intermountain leases office space and equipment. As of December 31, 2006, future minimum payments under all of the Company’s non-cancelable operating leases that have initial terms in excess of one year are due as follow (in thousands):

Year Ending December 31,	Amount

2007	$1,041
2008	863
2009	783
2010	561
2011	199
Thereafter	10,464

$13,911

Rent expense under these agreements for the years ended December 31, 2006, 2005, and 2004 totaled approximately $801,000, $635,000, and $447,000, respectively. The operating lease obligations outlined above include lease obligations for the Canyon Rim and Gooding branches in the amount of $112,500 per year and $63,750 per year, respectively. Intermountain owned these buildings and executed a purchase and sale agreement to sell these buildings in December 2006. Intermountain also executed lease agreements in December 2006 which became effective in January 2007 to lease the same buildings. See Footnote 22- Subsequent Events for more information.

15.	Employee Benefits Plans

The Company sponsors a 401(k) profit sharing plan covering employees meeting minimum eligibility requirements. Employee contributions are voluntary, and the Company may make elective contributions to match up to 50% of the employee’s contribution up to 8% of eligible compensation. The Company’s contributions to the plan for the years ended December 31, 2006, 2005, and 2004 totaled approximately $410,000, $310,000, and $241,000, respectively.

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

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has various compensation plans for employees. Contributions to the plan are at the discretion of the Board of Directors. Deferred compensation expense for the plans described below for the years ended December 31, 2006, 2005, and 2004 was approximately $3,961,000, $2,890,000, and $2,148,000, respectively. These various compensation plans are discussed in detail below.

•	In December 2000, Intermountain executed a deferred compensation agreement with the Bank’s Chief Executive Officer for approximately $123,000. In December 2001, Intermountain executed a deferred compensation agreement with the Bank’s President for approximately $125,000. Both agreements provide for vesting over five equal installments, beginning on the respective grant date under the agreement.

•	The Company has annual incentive plans for key employees. Amounts are paid annually within 60 days after each year end. The accrued balance at December 31, 2006 and 2005 for these plans was approximately $2,874,000 and $2,115,000, respectively.

•	In 2003, the Company adopted a Supplemental Executive Retirement Plan (“SERP”). The SERP is a non-qualified unfunded plan designed to provide retirement benefits for two key employees of Intermountain. Participants will receive approximately $258,620 in annual payments for 10 years beginning at normal retirement age. Retirement benefits vest after ten years of continued service and benefits are reduced for early retirement. The disability benefit is similar to the reduced benefit for early retirement without any vesting requirements. The plan provides for a change in control benefit if, within one year of a change in control, the participant’s employment is terminated. Total amount accrued under the plan as of December 31, 2006 and 2005, was approximately $190,000 and $133,000, respectively.

•	In January 2003 and January 2006, the Company implemented a long-term executive incentive plans, based on long-term corporate goals, to provide compensation in the form of stock grants to key executive officers. Participants are required to remain employed through the vesting period to receive any accrued benefits under the plan. For these stock-based compensation plans, the total adjustment to equity per SFAS 123 (R) at December 31, 2006 was $1,864,000, which included $531,000 of expense for the year ended December 31, 2006. Accrued liabilities related to the long-term incentive plan at December 31, 2005, was approximately $1,334,000.

•	The Company approved stock purchase agreements for certain key officers. Participants must remain employed to receive payments annually in December. The total amount paid under these agreements for 2006 and 2005 was approximately $500,000 and $169,000, respectively. Approximately $1,943,000 remained available to be awarded at December 31, 2006.

16.	Interest Rate Risk

The results of operations for financial institutions may be materially and adversely affected by changes in prevailing economic conditions, including rapid changes in interest rates, declines in real estate market values and the monetary and fiscal policies of the federal government. Like all financial institutions, Intermountain’s net interest income and its NPV (the net present value of financial assets, liabilities and off-balance sheet contracts) are subject to fluctuations in interest rates. Currently, Intermountain’s interest- earning assets, consisting primarily of loans receivable and investments, mature or reprice more rapidly, or on different terms, than do its interest-bearing liabilities, consisting primarily of deposits. The fact that assets mature or reprice more frequently on average than liabilities may be beneficial in times of rising interest rates; however, such an asset/liability structure may result in declining net interest income during periods of falling interest rates. The use of the Bank’s pricing strategies, along with other asset-liability strategies, helps to mitigate the negative impact in a falling interest rate environment.

To minimize the impact of fluctuating interest rates on net interest income, Intermountain promotes a loan pricing policy consisting of both fixed and variable rate structures that associates loan rates to the Bank’s internal cost of funds, i.e. deposits and short-term borrowings, as well as other common nationally published interest rate

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

indexes such as the Prime Rate. This approach historically has contributed to a consistent interest rate spread and reduces pressure from borrowers to renegotiate loan terms during periods of falling interest rates. Deposit pricing strategies are also employed to help distribute funding repricing between both short and long term sources.

Additionally, Intermountain maintains an asset and liability management program intended to manage net interest income through interest rate cycles and to protect its NPV by controlling its exposure to changing interest rates.

Intermountain uses an internal simulation model designed to measure the sensitivity of net interest income and NPV to changes in interest rates. This simulation model is designed to enable Intermountain to generate a forecast of net interest income and NPV given various interest rate forecasts and alternative strategies. The model also is designed to measure the anticipated impact that prepayment risk, basis risk, customer maturity preferences, volumes of new business and changes in the relationship between long and short-term interest rates have on the performance of Intermountain. Validation of this model is achieved through use of a third party model. Consultants from this vendor run an independent model which is then used to compare and validate internal results as well as providing critical information for asset-liability decision making.

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

The Bank has executed certain loans and deposits with its directors, officers and their affiliates. The aggregate amount of loans outstanding to such related parties at December 31, 2006 and 2005 was approximately $638,000 and $659,000, respectively.

Directors’ fees of approximately $314,000, $310,000, and $221,000 were paid during the years ended December 31, 2006, 2005, and 2004, respectively.

Two of the Company’s Board of Directors are principals in law firms that provide legal services to Intermountain. During the years ended December 31, 2006, 2005 and 2004 the Company incurred legal fees of approximately $11,000, $7,000, and $20,000, respectively, related to services provided by these firms.

In connection with the Snake River Bancorp acquisition, the Perrine Partnership, LLC lease was amended to grant Intermountain a two-year option to acquire the property for $2.5 million. On November 15, 2006, Intermountain extended its option to purchase the property by entering into an Option Agreement with the Perrine Partnership, LLC. The Board of Intermountain subsequently decided to sell its two Magic Valley Bank properties and lease back the premises of the branches. As a result, Intermountain determined not to proceed with its exercise of the option to purchase the Twin Falls property of Magic Valley, but rather to assign the option to the purchaser of the two Magic Valley properties, an independent third party, for no consideration, under the terms of a Real Estate Purchase Agreement dated December 14, 2006 between the purchaser and Panhandle State Bank. The transaction closed January 5, 2007, and Panhandle simultaneously entered into three separate 20-year Commercial Lease Agreements with the purchaser to lease back the three Magic Valley Bank properties. Neither Mr. Jones, Mr. Patrick nor Ms. Rasmussen were involved in the negotiations regarding the transaction; neither Mr. Jones or Mr. Patrick voted on such matter as a Board member of Intermountain; nor did either of them receive any compensation from Intermountain or Panhandle State Bank in connection with this transaction. The total value received by the Perinne Partnership, LLC for the property was $2,350,000.

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Loans Receivable and Loans Held For Sale

The fair value of performing mortgage loans, commercial real estate construction, permanent financing, consumer and commercial loans is estimated by discounting the cash flows using interest rates that consider the interest rate risk inherent in the loans and current economic and lending conditions. Non-accrual loans are assumed to be carried at their current fair value and therefore are not adjusted.

Deposits

The fair values for deposits subject to immediate withdrawal such as interest and non-interest bearing checking, savings and money market deposit accounts, are discounted using market rates for replacement dollars and using industry statistics for decay/maturity dates. The carrying amounts for variable-rate certificates of deposit and other time deposits approximate their fair value at the reporting date. Fair values for fixed-rate certificates of deposit are estimated by discounting future cash flows using interest rates currently offered on time deposits with similar remaining maturities.

Borrowings

The carrying amounts of short-term borrowings under repurchase agreements approximate their fair values due to the relatively short period of time between the origination of the instruments and their expected payment. The fair value of long-term FHLB Seattle advances and other long-term borrowings is estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements with similar remaining terms.

Accrued Interest

The carrying amounts of accrued interest payable and receivable approximate their fair value.

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated fair value of the financial instruments as of December 31, 2006 and 2005, are as follows (in thousands):

	2006		2005
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash, cash equivalents, restricted cash and federal funds sold	$60,650	$60,650	$35,729	$35,729
Interest bearing certificates of deposit	—	—	—	—
Available-for-sale securities	118,490	118,490	83,847	83,847
Held-to-maturity securities	6,719	6,635	6,749	6,657
Loans held for sale	8,945	8,945	5,889	5,889
Loans receivable, net	664,403	664,850	555,036	555,356
Accrued interest receivable	7,329	7,329	4,992	4,922
BOLI	7,400	7,400	7,095	7,095
Financial liabilities:
Deposit liabilities	693,686	635,064	597,519	603,502
Other borrowed funds	133,852	132,697	59,326	57,939
Accrued interest payable	1,909	1,909	1,074	1,074

19.	Quarterly Financial Data (Unaudited)

The following tables present Intermountain’s condensed operations on a quarterly basis for the years ended December 31, 2006 and 2005 (dollars in thousands, except per share amounts):

	Year Ended December 31, 2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Interest income	$12,628	$13,913	$16,030	$17,009
Interest expense	(3,337)	(3,670)	(4,924)	(5,602)
Provision for losses on loans	96	(762)	(910)	(572)
Net interest income after provision for losses on loans	9,387	9,481	10,196	10,835
Other income	2,440	2,364	2,973	3,061
Operating expenses	(7,704)	(8,889)	(9,221)	(10,146)
Income before income taxes	4,123	2,956	3,948	3,750
Income tax provision	(1,561)	(1,117)	(1,423)	(1,474)
Net income	$2,562	$1,839	$2,525	$2,276
Earnings per share — basic(1)	$0.35	$0.25	$0.34	$0.31
Earnings per share — diluted(1)	$0.33	$0.24	$0.32	$0.30
Weighted average shares outstanding — basic(1)	7,243,248	7,293,887	7,322,297	7,358,870
Weighted average shares outstanding — diluted(1)	7,686,467	7,680,719	7,780,482	7,855,472

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Interest income	$8,474	$9,744	$11,280	$12,150
Interest expense	(2,062)	(2,569)	(2,963)	(3,123)
Provision for losses on loans	(298)	(994)	(937)	—
Net interest income after provision for losses on loans	6,114	6,181	7,380	9,027
Other income	2,041	2,469	2,501	2,609
Operating expenses	(5,806)	(6,197)	(6,657)	(7,872)
Income before income taxes	2,349	2,453	3,224	3,764
Income tax provision	(854)	(879)	(1,176)	(1,399)
Net income	$1,495	$1,574	$2,048	$2,365
Earnings per share — basic(1)	$0.24	$0.25	$0.32	$0.35
Earnings per share — diluted(1)	$0.22	$0.23	$0.29	$0.34
Weighted average shares outstanding — basic(1)	6,274,305	6,351,178	6,404,833	6,703,607
Weighted average shares outstanding — diluted(1)	6,925,036	6,946,157	6,969,758	7,245,202

(1)	Earnings per share and weighted average shares outstanding have been adjusted to reflect the 10% common stock dividend effective May 31, 2006.

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

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Balance Sheets

	December 31,
	2006	2005

Assets:
Cash	$236	$1,334
Construction in progress	5,695	28
Land	1,802	—
Investment in subsidiaries	93,567	79,609
Prepaid expenses and other assets	197	—

Total assets	$101,497	$80,971

Liabilities:
Other borrowings	$22,602	$16,527
Other liabilities	815	171

Total liabilities	$23,417	$16,698
Stockholders’ Equity	78,080	64,273

Total liabilities and stockholders’ equity	$101,497	$80,971

Condensed Statements of Income

	Years Ended December 31,
	2006	2005	2004

Interest income	$—	$—	$—
Interest expense	(1,326)	(1,042)	(815)

Net interest income (expense)	(1,326)	(1,042)	(815)
Equity in net earnings of subsidiary	11,058	8,931	5,502
Other income	—	—	—
Operating expenses	(530)	(407)	(341)

Net income	$9,202	$7,482	$4,346

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Statements of Cash Flows

Cash flows from operating activities:
Net income	$9,202	$7,482	$4,346
Equity income from subsidiary	(11,058)	(8,931)	(5,502)
Other	793	338	274

Net cash used in operating activities	(1,063)	(1,111)	(882)

Cash flows from investing activities:
Investments in and advances to subsidiaries	—	(14,712)	(248)
Purchase of office properties	(6,367)	—	—
Acquisition of Snake River Bancorp, Inc.	—	—	(4,514)
Net decrease in notes and contracts receivable	—	—	—

Net cash provided by (used in) investing activities	(6,367)	(14,712)	(4,762)

Cash flows from financing activities:
Payments to repurchase stock	—	—	(47)
Proceeds from other borrowings	5,060	—	8,248
Proceeds from common stock offering, net of expenses	—	11,861
Proceeds from exercise of stock options	1,396	901	770
Repayment of borrowings	(115)	—	—
Redemption of fractional shares of common stock	(9)	(1)	—

Net cash provided by financing activities	6,332	12,761	8,971

Net change in cash and cash equivalents	(1,098)	(3,062)	3,327
Cash and cash equivalents, beginning of year	1,334	4,396	1,069

Cash and cash equivalents, end of year	$236	$1,334	$4,396

21.	Business Combinations

In September 2006, the Company purchased a small investment company. The Company had a previous business relationship with this company whereby the investment Company employees provided investment advisory services to the Bank’s customers. The Company issued 11,162 shares of common stock with a market value of $255,000, purchased $8,300 in fixed assets, paid a non-compete agreement and recorded $263,000 in goodwill. The employees of the acquired company became employees of the Bank and continue to provide investment advisory services to the Bank’s customers through a division of the Bank called Intermountain Community Investment Services.

In November 2004, Snake River Bancorp, Inc. (“Snake River”) was merged with and into Intermountain, with Intermountain being the surviving corporation in the merger. Snake River’s wholly owned subsidiary, Magic Valley Bank, was merged with and into Intermountain’s wholly-owned subsidiary, Panhandle State Bank, with Panhandle State Bank being the surviving institution. The branches of Magic Valley Bank continue to operate as Magic Valley Bank, a division of Panhandle State Bank. The merger contributed approximately $13.0 million in capital, which strengthened Intermountain’s capital base. Under the terms of the Snake River merger, Snake River shareholders received $8.22 in cash and 0.93 shares of Intermountain stock for each share of Snake River Bancorp Inc. stock. Additionally, Intermountain converted Snake River vested stock options into Intermountain stock options, which were valued at approximately $467,000. Intermountain’s 2004 results of operations include 2 months of operations

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the Magic Valley branches. The acquisition was made to expand our market territory into Idaho and better serve our customers in the Southern Idaho region. The following summarizes the estimated fair values of the assets and liabilities acquired on November 2, 2004 (in thousands):

Amount

Available-for-sale securities	$4,924
Held-to-maturity securities	1,911
Federal Home Loan Bank of Seattle stock	109
Loans receivable, net	65,501
Loans held for sale	779
Office properties and equipment	1,778
Bank-owned life insurance	1,156
Goodwill	10,249
Customer deposit intangible	690
Other assets	764

Total assets acquired	$87,861

Deposits	$69,567
Short-term borrowings	2,718
Other liabilities	2,558

Total liabilities assumed	$74,843

Net assets acquired	$13,018

22.	Subsequent Events

In December 2006, the Company executed a purchase and sale agreement for its Gooding and Canyon Rim branches. The Company also signed lease agreements to lease the Gooding and Canyon Rim branches from the purchaser. The sales were executed in January 2007 and the lease agreements commenced in January 2007. This sale leaseback transaction resulted in a deferred gain in the amount of $318,000 which will be recognized over the life of the leases, which are 20 years.