Form 10-Q
period 2007-03-31
INTERMOUNTAIN COMMUNITY BANCORP
filed 2007-05-09
CIK 1284506

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2007
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
☐ Large Accelerated filer      ☑ Accelerated filer      ☐ Non Accelerated filer
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of May 2, 2007

Common Stock (no par value)	7,446,567

Intermountain Community Bancorp
FORM 10-Q
For the Quarter Ended March 31, 2007

PART I — Financial Information
Item 1 — Financial Statements
Intermountain Community Bancorp
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2007	2006
	(Dollars in thousands)
ASSETS:
Cash and cash equivalents:
Interest bearing	$305	$72
Non-interest bearing and vault	17,227	24,305
Restricted cash	532	888
Federal funds sold	54,250	35,385
Available-for-sale securities, at fair value	100,131	118,490
Held-to-maturity securities, at amortized cost	6,667	6,719
Federal Home Loan Bank of Seattle (FHLB) stock, at cost	1,779	1,779
Loans held for sale	4,748	8,945
Loans receivable, net	685,068	664,403
Accrued interest receivable	6,508	7,329
Office properties and equipment, net	27,371	25,444
Bank-owned life insurance	7,477	7,400
Goodwill	11,662	11,662
Other intangible assets	841	881
Prepaid expenses and other assets, net	7,101	6,164

Total assets	$931,667	$919,866

LIABILITIES:
Deposits	$715,287	$693,686
Securities sold subject to repurchase agreements	92,232	106,250
Advances from Federal Home Loan Bank of Seattle	5,000	5,000
Cashiers checks issued and payable	6,012	6,501
Accrued interest payable	2,209	1,909
Other borrowings	25,039	22,602
Accrued expenses and other liabilities	5,024	5,838

Total liabilities	850,803	841,786

Commitments and contingent liabilities

STOCKHOLDERS’ EQUITY:
Common stock, no par value; 26,400,000 shares authorized; 7,506,951 and 7,423,904 shares issued and 7,443,140 and 7,382,912 shares outstanding	60,767	60,395
Accumulated other comprehensive income	209	(111)
Retained earnings	19,888	17,796

Total stockholders’ equity	80,864	78,080

Total liabilities and stockholders’ equity	$931,667	$919,866

The accompanying notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
	(Dollars in thousands, except
	per share data)
Interest income:
Loans	$15,061	$11,607
Investments	1,995	1,021

Total interest income	17,056	12,628

Interest expense:
Deposits	4,434	2,652
Other borrowings	1,774	685

Total interest expense	6,208	3,337

Net interest income	10,848	9,291

(Provision for) recovery of losses on loans	(834)	96

Net interest income after provision for and recovery of losses on loans	10,014	9,387

Other income:
Fees and service charges	2,517	2,053
Bank-owned life insurance	77	75
Other	447	312

Total other income	3,041	2,440

Operating expenses	9,677	7,704

Income before income taxes	3,378	4,123

Income tax provision	(1,285)	(1,561)

Net income	$2,093	$2,562

Earnings per share — basic	$0.26	$0.32

Earnings per share — diluted	$0.24	$0.30

Weighted average shares outstanding — basic	8,161,310	7,967,562

Weighted average shares outstanding — diluted	8,615,307	8,455,113
The accompanying notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$2,093	$2,562
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	576	480
Stock-based compensation expense	76	59
Net amortization of premiums on securities	(155)	71
Excess tax benefit related to stock-based compensation	(188)	(35)
Provisions for and (recoveries of) losses on loans	834	(96)
Amortization of core deposit intangibles	40	43
Gain on sale of loans, investments, property and equipment	(141)	—
Accretion of deferred gain on sale of branch property	(4)	—
Net accretion of loan and deposit discounts and premiums	(11)	(35)
Increase in cash surrender value of bank-owned life insurance	(77)	(75)
Change in
Loans held for sale	4,197	(1,614)
Accrued interest receivable	821	357
Prepaid expenses and other assets	(1,426)	(1,147)
Accrued interest payable	300	52
Accrued expenses and other liabilities	(1,467)	97

Net cash provided by operating activities	5,468	719

Cash flows from investing activities:
Purchases of available-for-sale securities	(23,929)	—
Proceeds from calls or maturities of available-for-sale securities	41,224	2,020
Principal payments on mortgage-backed securities	1,759	1,756
Purchases of held-to-maturity securities	—	(649)
Proceeds from calls or maturities of held-to-maturity securities	42	—
Origination of loans, net of principal payments	(22,292)	(8,860)
Proceeds from sale of loans	935	—
Purchase of office properties and equipment	(4,425)	(1,345)
Proceeds from sale of office properties and equipment	2,244	—
Net change in federal funds sold	(18,865)	(5,410)
Improvements and other changes in other real estate owned	280	—
Net decrease in restricted cash	356	73

Net cash used in investing activities	(22,671)	(12,415)

Intermountain Community Bancorp
Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
	(Dollars in thousands)
Cash flows from financing activities:
Net change in demand, money market and savings deposits	$35,010	$6,717
Net change in certificates of deposit	(13,411)	5,759
Net change in repurchase agreements	(14,018)	(5,373)
Principal reduction of note payable	(9)	—
Excess tax benefit related to stock-based compensation	188	35
Proceeds from exercise of stock options	152	112
Proceeds from other borrowings	2,446	—

Net cash provided by financing activities	10,358	7,250

Net change in cash and cash equivalents	(6,845)	(4,446)
Cash and cash equivalents, beginning of period	24,377	23,875

Cash and cash equivalents, end of period	$17,532	$19,429

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$7,099	$3,279
Income taxes	475	450
Noncash investing and financing activities:
Restricted stock issued	684	435
Deferred gain on sale/leaseback	312	—
Purchase of land	—	1,130
The accompanying notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
	(Dollars in thousands)
Net income	$2,093	$2,562

Other comprehensive income (loss):

Change in unrealized gains (losses) on investments, net of reclassification adjustments	529	(446)
Less deferred income tax (expense) benefit	(209)	194

Net other comprehensive income (loss)	320	(252)

Comprehensive income	$2,413	$2,310

The accompanying notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp
Notes to Consolidated Financial Statements
1.	Basis of Presentation:

The foregoing unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2006. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented.

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

The Company had an advance from the Federal Home Loan Bank of Seattle totaling $5.0 million at March 31, 2007. The advance bears a fixed interest rate of 2.71% and matures on June 18, 2008.

3.	Other Borrowings:

The components of other borrowings are as follows (in thousands):

	March 31,	December 31,
	2007	2006
Term note payable (1)	$8,279	$8,279
Term note payable (2)	8,248	8,248
Term note payable (3)	1,006	1,015
Term note payable (4)	7,506	—
Term note payable (5)	—	5,060

Total other borrowings	$25,039	$22,602

(1)	In January 2003, the Company issued $8.0 million of Trust Preferred securities through its subsidiary, Intermountain Statutory Trust I. The debt associated with these securities bears interest at 6.75%, with interest only paid quarterly starting in June 2003. The debt is callable by the Company in March 2008 and matures in March 2033.

(2)	In March 2004, the Company issued $8.0 million of Trust Preferred securities through its subsidiary, Intermountain Statutory Trust II. The debt associated with these securities bears interest on a variable basis tied to the 90-day LIBOR (London Inter-Bank Offering Rate) index plus 2.8%, with interest only paid quarterly. The rate on this borrowing was 8.16% at March 31, 2007. The debt is callable by the Company after five years and matures in April 2034.

(3)	In January 2006, the Company purchased land to build the Financial and Technical Center in Sandpoint, Idaho. It entered into a Note Payable with the sellers of the property in the amount of $1.13 million, with a fixed rate of 6.65%. The note matures in February 2026.

(4)	In March 2007, the Company entered into a borrowing agreement with Pacific Coast Bankers Bank in the amount of $18.0 million. The borrowing agreement is a revolving line of credit with a variable rate of interest of Prime less 1.00%. At March 31, 2007, the balance outstanding was $7,506,000 at 7.25%.

(5)	In January 2006, the Company entered into a borrowing agreement with US Bank in the amount of $5.0 million which was raised to $10.0 million in September 2006. The borrowing agreement was a revolving line of credit with a variable rate of interest tied to LIBOR. This line of credit was paid off in March 2007.

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
4.	Earnings Per Share:

The following table presents the basic and diluted earnings per share computations:

	Three Months Ended March 31,
	(Dollars in thousands, except per share amounts)
	2007			2006
		Weighted			Weighted
	Net	Avg.	Per Share	Net	Avg.	Per Share
	Income	Shares(1)	Amount	Income	Shares(1)	Amount
Basic computations	$2,093	8,161,310	$0.26	$2,562	7,967,562	$0.32

Effect of dilutive securities:
Common stock options and stock grants		453,997	(0.02)		487,551	(0.02)

Diluted computations	$2,093	8,615,307	$0.24	$2,562	8,455,113	$0.30

(1)	Weighted average shares outstanding have been adjusted for the 10% common stock dividend declared April 25, 2007, payable May 31, 2007 to shareholders of record on May 15, 2007.
5.	Operating Expenses:

The following table details Intermountain’s components of total operating expenses:

	Three Months Ended
	March 31,
	2007	2006
	(Dollars in thousands)
Salaries and employee benefits	$6,120	$4,617
Occupancy expense	1,392	1,115
Advertising	219	157
Fees and service charges	278	219
Printing, postage and supplies	346	352
Legal and accounting	273	290
Other expense	1,049	954

Total operating expenses	$9,677	$7,704

6.	Equity Compensation Plans:

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

The Company adopted Statement 123 (R) using the modified prospective transition method. Under this method, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding as of the beginning of the period of adoption. The Company measured share-based compensation cost using the Black-Scholes option pricing model for stock option grants prior to January 1, 2006 and anticipates using this pricing mode for future grants. Forfeitures did not affect the calculated expense based upon historical activities of option grantees.

The Company utilizes its stock to compensate employees and Directors under the 1999 Director Stock Option Plan, the 1999 Employee Plan and the 1988 Employee Plan (together the “Stock Option Plans”). Options to purchase Intermountain common stock have been granted to employees and directors under the Stock Option Plans at prices equal to the fair market value of the underlying stock on the dates the options were granted. The options vest 20% per year, over a five-year period, and expire in 10 years. At March 31, 2007, there were 222,578 shares available for grant. The Company did not grant options to purchase Intermountain common stock during either the three months ended March 31, 2007 or 2006.

For the periods ended March 31, 2007 and 2006, stock option expense totaled $32,000 and $29,000, respectively. The Company has approximately $232,000 remaining to expense related to the non-vested stock options outstanding at March 31, 2007. This expense will be recorded over a weighted average period of 16.0 months. The expense for the stock option expense was based on the fair value of options granted calculated using the Black-Scholes valuation model per FAS 123R. Assumptions used in the Black-Scholes option-pricing model for options issued in years prior to 2005 are as follows:

Dividend yield	0.0%
Expected volatility	17.0% - 46.6%
Risk free interest rates	4.0% - 7.1%
Expected option lives	5 - 10 years
In 2003, shareholders approved a change to the 1999 Employee Option Plan to provide for the granting of restricted stock awards. The Company has granted restricted stock to directors and employees beginning in 2005. The restricted stock vests 20% per year, over a five-year period. The Company granted 28,497 and 22,523 restricted shares with a grant date fair value of $684,000 and $434,000 during the three months ended March 31, 2007 and 2006, respectively. For the periods ended March 31, 2007 and 2006, restricted stock expense totaled $32,000 and $19,000, respectively. Total expense related to stock-based compensation recorded in the three months ended March 31, 2007 and 2006 was $76,000 and $59,000, respectively.
A summary of the changes in stock options outstanding for the three months ended March 31, 2007 is presented below:

	Three months ended March 31, 2007
	(dollars in thousands, except per share amounts)
		Weighted	Weighted
	Number	Average	Average
	of	Exercise	Remaining
	Shares	Price	life(Years)
Beginning Options Outstanding	523,570	$5.89
Options Granted	—	—
Exercises	27,136	5.58

Ending options outstanding	496,434	5.90	3.8

Exercisable at March 31	441,265	$5.42	3.5

The total intrinsic value of options exercised during the periods ended March 31, 2007 and 2006 were $468,000 and $310,000, respectively.

A summary of the Company’s nonvested restricted shares as of March 31, 2007 and changes during the three months ended March 31, 2007 is presented below:

		Weighted-
		Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2007	40,992	$18.95
Granted	28,497	23.99
Vested	(4,488)	19.46
Forfeited	(1,190)	19.93

Nonvested at March 31, 2007	63,811	$21.15

As of March 31, 2007, there was $1.2 million of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under this plan. This cost is expected to be recognized over a weighted-average period of 4.2 years.
7.	Subsequent Events:

At the annual shareholder meeting held on April 25, 2007, Intermountain announced a 10% stock dividend effective May 31, 2007 to shareholders of record as of May 15, 2007. Earnings per share have been adjusted for the 10% stock dividend.

8.	New Accounting Policies:
     In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140”. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 also amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued by the Company after January 1, 2007. This Statement did not have a material impact on the Company’s consolidated financial statements.
     In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140.” SFAS No. 156 requires all separately recognized servicing assets and liabilities to be initially measured at fair value. In addition, entities are permitted to choose to either subsequently measure servicing rights at fair value and report changes in fair value in earnings, or amortize servicing rights in proportion to and over the estimated net servicing income or loss and assess the rights for impairment. Beginning with the fiscal year in which an entity adopts SFAS No. 156, it may elect to subsequently measure a class of servicing assets and liabilities at fair value. Post adoption, an entity may make this election as of the beginning of any fiscal year. An entity that elects to subsequently measure a class of servicing assets and liabilities at fair value should apply that election to all new and existing recognized servicing assets and liabilities within that class. The effect of remeasuring an existing class of servicing assets and liabilities at fair value is to be reported as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The statement also requires additional disclosures. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. This Statement did not have a material impact on the Company’s consolidated financial statements.
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No 109” (FIN 48). FIN 48 establishes a recognition threshold and measurement for income tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 also prescribes a two-step evaluation process for tax positions. The first step is recognition and the second is measurement. For recognition, an enterprise judgmentally determines whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the “more-likely-than-not” recognition threshold it is measured and recognized in the financial statements. If a tax position does not meet the “more-likely-than-not” recognition threshold, the benefit of that position is not recognized in the financial statements. Tax positions that meet the “more-likely-than-not” recognition threshold at the effective date of FIN 48 may be recognized, or continue to be recognized, upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year. This Statement was effective January 1, 2007 and did not have a material effect on the Company’s consolidated financial statements.
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
     On September 20, 2006, the FASB ratified Emerging Issue Task Force (EITF) Issue 06-5, “Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (FTB 85-4), Accounting for Purchases of Life Insurance” (EITF 06-5). EITF 06-5 addresses the methods by which an entity should determine the amounts that could be realized under an insurance contract at the consolidated balance sheet date when applying FTB 85-4, and whether the determination should be on an individual or group policy basis. EITF 06-5 is effective for fiscal years beginning after December 15, 2006. This Statement did not have a material impact on the Company’s consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 provides entities with an option to report certain financial assets and liabilities at fair value – with changes in fair value reported in earnings – and requires additional disclosures related to an entity’s election to use fair value reporting. It also requires entities to display the fair value of those assets and liabilities for which the entity has elected to use fair value on the face of the balance sheet. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that SFAS No. 159 may have on its future consolidated financial statements.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This report contains forward-looking statements. For a discussion about such statements, including the risks and uncertainties inherent therein, see “Forward-Looking Statements.” Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes presented elsewhere in this report and in Intermountain’s Form 10-K for the year ended December 31, 2006.
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
     Intermountain conducts its primary business through its bank subsidiary, Panhandle State Bank. Panhandle maintains its main office in Sandpoint, Idaho and has 18 other branches. In addition to the main office, seven branch offices operate under the name Panhandle State Bank, eight branches operate under the name Intermountain Community Bank, a division of Panhandle State Bank and three operate under the name Magic Valley Bank, a division of Panhandle State Bank. Effective November 2, 2004, Panhandle acquired Snake River Bancorp, Inc. (“Snake River”), which included two branches now operating under the Magic Valley Bank name.
     In March 2007, the Company opened a loan production office in Nampa, Idaho to capitalize on the rapidly growing Ada and Canyon County markets. The Company is also constructing a new headquarters building, the Sandpoint Financial and Technical Center, with completion expected in October 2007. Intermountain will occupy approximately 60% of the building as it relocates its Sandpoint branch, executive offices and administrative offices from several other buildings nearby. Additionally, the Company is building a new branch in Spokane Valley, Washington to replace the current Spokane Valley branch. The new branch is scheduled to open in the summer of 2007. These expansions will allow the Company to better serve its existing customer base and expand its banking focus into future targeted market areas.
     Panhandle State Bank, the Company’s banking subsidiary, acquired Premier Financial Services in late 2006 for a combination of Intermountain stock and cash. Premier Financial Services was a private investment firm that had partnered with Panhandle for many years in offering investment advisory services to bank clients. The new Panhandle division operates under the name Intermountain Community Investment Services (“ICI”). It provides advisory services and offers non FDIC-insured investment and insurance products to bank customers.
     Based on asset size at March 31, 2007, Intermountain is the largest independent commercial bank headquartered in the state of Idaho, with consolidated assets of $931.7 million. Intermountain’s subsidiary, Panhandle State Bank is regulated by the Idaho Department of Finance, the State of Washington Department of Financial Institutions, the Oregon Division of Finance and Corporate Securities, and the Federal Deposit Insurance Corporation (“FDIC”), its primary federal regulator and the insurer of its deposits. Intermountain competes with a number of international banking groups, out-of-state banking companies, state banking organizations, local community banks, savings banks, savings and loans, and credit unions throughout its market area.
     Intermountain offers banking and financial services that fit the needs of the communities it serves. Lending activities include consumer, commercial, commercial real estate, residential construction, mortgage and agricultural loans. A full range of deposit services are available including checking, savings and money market accounts as well as various types of certificates of deposit. Trust and wealth management services, investment services, and business cash management solutions round out the company’s financial offerings.
     Intermountain operates a multi-branch banking system with branches operating in a decentralized community bank structure. Intermountain plans to strategically expand its geographical footprint through expansion in promising growth markets in the Pacific Northwest. The Company is pursuing a balance of asset and earnings growth by targeting profitable customer groups in its existing markets, opening offices with experienced, local staff in new markets, and acquiring other companies that present strategic opportunities and close cultural ties to Intermountain. There can be no assurance that Intermountain will be successful in executing these plans.

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
     Management believes the allowance for loan losses was adequate at March 31, 2007. While management uses available information to provide for loan losses, the ultimate collectibility of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions and other relevant factors. A slowdown in economic activity, a sharp increase in inflation or rapidly rising interest rates could adversely affect cash flows for both commercial and individual borrowers, which could cause Intermountain to experience increases in nonperforming assets, delinquencies and losses on loans.
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

     Management evaluates investment securities for other than temporary declines in fair value on a periodic basis. If the fair value of investment securities falls below their amortized cost and the decline is deemed to be other than temporary, the securities will be written down to current market value and the write down will be deducted from earnings. There were no investment securities which management identified to be other-than-temporarily impaired for the three months ended March 31, 2007. Charges to income could occur in future periods due to a change in management’s intent to hold the investments to maturity, a change in management’s assessment of credit risk, or a change in regulatory or accounting requirements.
     Goodwill and Other Intangible Assets. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible elements in the business acquired. Intermountain’s goodwill relates to value inherent in the banking business and the value is dependent upon Intermountain’s ability to provide quality, cost effective services in a competitive market place. As such, goodwill value is supported ultimately by revenue that is driven by the volume of business transacted. A decline in earnings as a result of a lack of growth or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill that could adversely impact earnings in future periods. Goodwill is not amortized, but is subjected to impairment analysis periodically. No impairment was considered necessary during the three months ended March 31, 2007. However, future events could cause management to conclude that Intermountain’s goodwill is impaired, which would result in the recording of an impairment loss. Any resulting impairment loss could have a material adverse impact on Intermountain’s financial condition and results of operations.
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
Intermountain Community Bancorp
Comparison of the Three Month Periods Ended March 31, 2007 and 2006
Results of Operations
     Overview. Intermountain recorded net income of $2.1 million, or $0.24 per diluted share, for the three months ended March 31, 2007, compared with net income of $2.6 million, or $0.30 per diluted share, for the three months ended March 31, 2006. Basic and fully diluted earnings per share have been adjusted for the 10% stock dividend which is effective May 31, 2007 for shareholders of record as of May 15, 2007.
     The decline in earnings reflected an increase in the Company’s loan loss provision, the negative effects of an inverted market rate curve on the Company’s net interest margin, and a slowing real estate economy. In comparison, first quarter 2006 earnings were bolstered by an adjustment in the Company’s methodology for calculating the allowance for loan loss in late 2005 that resulted in a $96,000 recovery of the provision in last year’s first quarter.
     The annualized return on average assets was 0.92% and 1.41% for the three months ended March 31, 2007 and 2006, respectively. The annualized return on average equity was 10.7% and 15.7% for the three months ended March 31, 2007 and 2006, respectively. The decreases in both return on assets and return on average equity were primarily due to the decrease in net income for the three months ended March 31, 2007 as increases in the loan loss provision and operating expenses offset increases in net interest income and other income.
     The Company is adjusting to a different market environment than it has experienced in the recent past. Although Intermountain operates in some of the fastest growing and strongest markets in the nation, it, along with most of its peer group, faces several new challenges, including: (1) a slowing housing market, which is dampening real estate and consumer loan demand; (2) an inverted yield curve, in which short-term rates are higher than long-term rates, placing pressure on the company’s net interest margin; and (3) a slower economy, signaling a return to credit chargeoffs and loss provisions that are more in line with longer-term historical averages. Intermountain management is positioning the Company to address these challenges, and believes the changing market will create some new opportunities for growth. Still, 2007 clearly looks more challenging than the previous several years.
     Net Interest Income. The most significant component of earnings for the Company is net interest income, which is the difference between interest income, primarily from the Company’s loan and investment portfolios, and interest expense, primarily on deposits and other borrowings. During the three months ended March 31, 2007 and 2006, net interest income was $10.8 million and $9.3 million, respectively, an increase of 16.1%. The positive increase resulted primarily from higher loan and investment balances.
     Average interest-earning assets for the three months ended March 31, 2007 and 2006 were $839.3 million and $678.9 million, respectively. The increases in the components of average interest-earning assets are primarily due to organic growth in the loan portfolio, with average loans increasing by $108.3 million. Average investments and cash increased by $52.0 million over the same period. Average net interest spread during the three months ended March 31, 2007 and 2006 was 5.19% and 5.48%, respectively. Net interest margin decreased 31 basis points as the cost of interest-bearing liabilities outpaced increases in the yields on earning assets. After growing in recent years in response to rising market rates, the yield on earning assets flattened during the latter half of 2006 and early 2007, while the cost of interest-bearing liabilities continued to increase. The Company’s assets and liabilities both reprice relatively quickly, but the cost of its liabilities tends to lag its earning asset yield when market rates trend upward. The decrease in the margin over the past two quarters reflects this lag effect.
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
     Intermountain recorded a provision for losses on loans of $834,000 compared to a recovery of the provision for losses on loans of $96,000 for the three months ended March 31, 2007 and 2006, respectively. This created a $930,000 decrease in pre-tax income over this period. The provision reflects the analysis and assessment of the relevant factors mentioned in the preceding paragraph. The increase is due primarily to a refinement in the calculation of the loan loss reserve for the loan portfolio that had a significant impact in the quarter ending March 31, 2006 as well as the growth of the loan portfolio by 21.5% from one year ago.
     The following table summarizes loan loss allowance activity for the periods indicated.

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
Balance at January 1	$9,837	$8,100
Provision (recovery) for losses on loans	834	(96)
Amounts written off, net of recoveries	(101)	(26)
Transfers	(2)	5

Allowance – loans, March 31	$10,568	$7,983

Allowance – unfunded commitments, January 1	482	417
Transfers	2	(5)

Allowance – unfunded commitments, March 31	484	412

Total credit allowance	$11,052	$8,395

     The allowance calculation for the period ending March 31, 2007 reflects a $484,000 adjustment as a result of re-categorizing the allowance associated with unfunded commitments from the allowance for loan losses to a liability. This was done in response to new guidance from the Company’s federal banking regulators.
     At March 31, 2007, Intermountain’s total classified assets were $10.4 million, compared with $7.2 million at March 31, 2006. The increase in classified assets was due to growth in the overall loan portfolio, plus the addition of one borrowing relationship related to commercial loans, which management feels are adequately collateralized and provided for in the allowance for loan loss. Total nonperforming loans were $1.8 million at March 31, 2007, compared with $1.2 million at March 31, 2006. At March 31, 2007, Intermountain’s loan delinquency rate (30 days or more) as a percentage of total loans was 0.25%, compared with 0.24% at March 31, 2006. The Company’s credit quality remains strong, but reflects slight deterioration, which management believes is in line with changing market conditions.
     Other Income. Total other income was $3.0 million and $2.4 million for the three months ended March 31, 2007 and 2006, respectively. Fees and service charge income increased by 22.6% to $2.5 million for the three months ended March 31, 2007 from $2.1 million for the same period last year. Deposit service charges increased, reflecting fee increases on products and continued account and customer growth. Expanded mortgage banking income, increased debit card activity, contract income from the bank’s secured deposit program and improved trust and investment income also contributed to the increase in other income. Expanding the depth and breadth of the Company’s non-interest revenue is a high priority for management. It is actively targeting profitable customer groups with new products, ranging from trust services to business cash management solutions.
     Operating Expenses. Operating expenses were $9.7 million and $7.7 million for the three months ended March 31, 2007 and 2006, respectively. The Company’s efficiency ratio increased from 65.7% for the three months ended March 31, 2006 to 69.7% in the corresponding period in 2007. Investments to develop new markets and new services, coupled with increases in staffing and fixed assets to support increasing regulatory compliance requirements were the primary contributors to the growth in operating expenses and the efficiency ratio for the three months ended March 31, 2007.
     Salaries and employee benefits were $6.1 million and $4.6 million for the three months ended March 31, 2007 and 2006, respectively. The employee costs reflected increased staffing due to the addition of branches during 2006, and additional administrative staff as a result of continued growth and heightened regulatory requirements. At March 31, 2007, full-time-equivalent employees were 447, compared with 356 at March 31, 2006.
     Occupancy expenses were $1.4 million and $1.1 million for the three months ended March 31, 2007 and 2006, respectively. The increase was primarily due to costs associated with the new offices added during 2006. The Company also leased additional square footage to accommodate administrative staff added to support bank growth.
     Company management has invested heavily in human capital, buildings and technology over the past several years, as it has sought to build the infrastructure needed to grow and maintain operational integrity and compliance with regulatory requirements. While adjusting to a changing market, management believes it can leverage the investments made to continue growing over the next several years, and operate more efficiently in the future. It is now pursuing a number of initiatives, including the implementation of branch imaging technology, automating and streamlining the loan processing function, and the centralization and standardization of certain operational functions that it believes will improve its efficiency.
     Income Tax Provision. Intermountain recorded federal and state income tax provisions of $1.3 million and $1.6 million for the three months ended March 31, 2007 and 2006, respectively. The decreased tax provision in 2007 from 2006 is due to the decrease in pre-tax net income. The effective tax rates for both the three month periods ended March 31, 2007 and 2006 were 38.0% and 37.9%, respectively.
Financial Position
     Assets. At March 31, 2007, Intermountain’s assets were $931.7 million, up $11.8 million or 1.3% from $919.9 million at December 31, 2006. Growth in assets primarily reflected an increase in loans receivable, which was offset by a slight decrease in investments. The increase in loans receivable was supported by increases in customer deposits and decreases in the investment portfolio.
     Investments. Intermountain’s investment portfolio at March 31, 2007 was $108.6 million, a decrease of $18.4 million or 14.5% from the December 31, 2006 balance of $127.0 million. The decrease was primarily due to maturity of short-term U. S. Government obligations and paydowns on mortgage-backed securities. Funds from these payments were used to help fund the expansion of the loan portfolio and paydown of repurchase agreement obligations. As of March 31, 2007, the balance of the unrealized gain, net of federal income taxes, was $209,000, compared to an unrealized loss at December 31, 2006 of $111,000. Falling long-term market rates increased the market value of the securities, resulting in a shift from a small unrealized loss to a small unrealized gain.
     Loans Receivable. At March 31, 2007, net loans receivable were $685.1 million, up $20.7 million or 3.1% from $664.4 million at December 31, 2006. The increase was primarily due to net increases in commercial loans. During the three months ended March 31, 2007, total loan originations were $163.9 million compared with $131.2 million for the prior year’s comparable period, reflecting new lending personnel developing additional business in the Company’s markets.
     The following table sets forth the composition of Intermountain’s loan portfolio at the dates indicated. Loan balances exclude deferred loan origination costs and fees and allowances for loan losses.

	March 31, 2007		December 31, 2006
	Amount	%	Amount	%
	(Dollars in thousands)
Commercial (includes commercial real estate)	$553,629	79.48	$527,345	78.03
Residential real estate	107,840	15.48	112,569	16.66
Consumer	31,157	4.47	31,800	4.71
Municipal	3,930	0.57	4,082	0.60

Total loans receivable	696,556	100.00	675,796	100.00

Net deferred origination fees	(920)		(1,074)
Allowance for losses on loans	(10,568)		(10,319)

Loans receivable, net	$685,068		$664,403

Weighted average yield at end of period	8.65%		8.65%
     The following table sets forth Intermountain’s loan originations for the periods indicated.

	Three Months Ended
	March 31,
	2007	2006	% Change
	(Dollars in thousands)
Commercial	$136,956	$103,420	32.4
Residential real estate	21,310	22,084	(3.5)
Consumer	5,453	5,653	(3.5)
Municipal	200	79	153.2

Total loans originated	$163,919	$131,236	24.9

     BOLI and All Other Assets. Bank-owned life insurance (“BOLI”) and other assets increased to $21.1 million at March 31, 2007 from $20.9 million at December 31, 2006. The increase was primarily due to increases in the net deferred tax asset and prepaid expenses, offset by a decrease in accrued interest receivable.
     Deposits. Total deposits increased $21.6 million or 3.1% to $715.3 million at March 31, 2007 from $693.7 million at December 31, 2006, primarily due to increases in money market accounts and savings accounts. Company management continues to be very focused on core deposit growth, particularly of lower-costing demand, savings and money market deposits. First quarter results reflect this emphasis, as the Company increased deposits in these areas, while allowing some brokered certificates of deposit to run off. Management continues to implement compensation plans, promotional strategies and new products to spur local deposit growth.

     The following table sets forth the composition of Intermountain’s deposits at the dates indicated.

	March 31, 2007		December 31, 2006
	Amount	%	Amount	%
	(Dollars in thousands)
Demand	$141,558	19.8	$141,601	20.4
NOW and money market 0.0% to 5.8%	322,223	45.0	291,412	42.0
Savings and IRA 0.0% to 3.8%	86,197	12.1	81,955	11.8
Certificate of deposit accounts	165,309	23.1	178,718	25.8

Total deposits	$715,287	100.0	$693,686	100.0

Weighted average interest rate on certificates of deposit		4.63%		4.47%
     Borrowings. Deposit accounts are Intermountain’s primary source of funds. Intermountain also relies upon advances from the Federal Home Loan Bank of Seattle, repurchase agreements and other borrowings to supplement its funding and to meet deposit withdrawal requirements. These borrowings totaled $122.3 million and $133.9 million at March 31, 2007 and December 31, 2006, respectively. The decrease resulted from seasonal declines in municipal repurchase obligations as local governments utilized tax revenues to fund operating expenses. See “Liquidity and Sources of Funds” for additional information.
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
     To minimize the impact of fluctuating interest rates on net interest income, Intermountain promotes a loan pricing policy of utilizing variable interest rate structures that associates loan rates to Intermountain’s internal cost of funds and to the nationally recognized prime lending rate. This approach historically has contributed to a consistent interest rate spread over the long-term and reduces pressure from borrowers to renegotiate loan terms during periods of falling interest rates. Intermountain currently maintains over fifty percent of its loan portfolio in variable interest rate assets.
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
     On the liability side, Intermountain seeks to manage its interest rate risk exposure by maintaining a relatively high percentage of non-interest bearing demand deposits, interest-bearing demand deposits and money market accounts. These instruments tend to lag changes in market rates and may afford the bank more protection in increasing interest rate environments, but can also be changed relatively quickly in a declining rate environment. The Bank utilizes various deposit pricing strategies and other borrowing sources to manage its rate risk.
     As discussed above, Intermountain uses a simulation model designed to measure the sensitivity of net interest income and net income to changes in interest rates. This simulation model is designed to enable Intermountain to generate a forecast of net interest income and net income given various interest rate forecasts and alternative strategies. The model is also designed to measure the anticipated impact that prepayment risk, basis risk, customer maturity preferences, volumes of new business and changes in the relationship between long-term and short-term interest rates have on the performance of Intermountain. The results of current modeling are within guidelines established by the company, except that net income falls slightly below the guideline in a 300 basis point downward adjustment in market rates. In general, model results reflect marginal performance improvement in the case of a rising rate environment, and a marginal negative impact in a falling rate environment. Given its current asset-sensitivity, Intermountain has implemented certain hedging actions to protect the company’s financial performance in a period of falling market interest rates and is evaluating additional protective measures.
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
     Intermountain also uses gap analysis, a traditional analytical tool designed to measure the difference between the amount of interest-earning assets and the amount of interest-bearing liabilities expected to reprice in a given period. Intermountain calculated its one-year cumulative repricing gap position to be negative 32% and a negative 35% at March 31, 2007 and December 31, 2006, respectively. Management attempts to maintain Intermountain’s gap position between positive 20% and negative 35%. At March 31, 2007 and December 31, 2006, Intermountain’s gap positions were within guidelines established by its Board of Directors. Management is pursuing strategies to increase its net interest income without significantly increasing its cumulative gap positions in future periods. There can be no assurance that Intermountain will be successful implementing these strategies or that, if these strategies are implemented, they will have the intended effect of increasing its net interest income. See “Results of Operations — Net Interest Income” and “Capital Resources.”
Liquidity and Sources of Funds
     As a financial institution, Intermountain’s primary sources of funds from assets include the collection of loan principal and interest payments, cash flows from various securities it invests in, and occasional sales of loans, investments or other assets. Liability financing sources consist primarily of customer deposits, advances from FHLB Seattle and other borrowings. Deposits increased to $715.3 million at March 31, 2007 from $693.7 million at December 31, 2006, primarily due to increases in interest bearing demand accounts, money market accounts and savings accounts. The net increase in deposits was used to fund the increase in loan volume and to pay down repurchase agreements. At March 31, 2007 and December 31, 2006, securities sold subject to repurchase agreements were $92.2 million and $106.3 million, respectively. These borrowings are required to be collateralized by investments with a market value exceeding the face value of the borrowings. Under certain circumstances, Intermountain could be required to pledge additional securities or reduce the borrowings.
     During the three months ended March 31, 2007, cash used in investing activities consisted primarily of the funding of new loan volumes. During the same period, cash provided by financing activities consisted primarily of increases in demand deposits, money market accounts and savings deposits.
     Intermountain’s credit line with FHLB Seattle provides for borrowings up to a percentage of its total assets subject to general collateralization requirements. At March 31, 2007, the Company’s credit line represented a total borrowing capacity of approximately $72.6 million, of which $5.0 million was being utilized. Intermountain also borrows on an unsecured basis from correspondent banks and other financial entities. Correspondent banks and other financial entities provided additional borrowing capacity of $55.0 million at March 31, 2007. As of March 31, 2007 there were no unsecured funds borrowed.
     Intermountain actively manages its liquidity to maintain an adequate margin over the level necessary to support expected and potential loan fundings and deposit withdrawals. This is balanced with the need to maximize yield on alternate investments. The liquidity ratio may vary from time to time, depending on economic conditions, savings flows and loan funding needs.

Capital Resources
     Intermountain’s total stockholders’ equity was $80.9 million at March 31, 2007 compared with $78.1 million at December 31, 2006. The increase in total stockholders’ equity was primarily due to the increase in net income in the first quarter of 2007 and the change from an unrealized loss to a small unrealized gain on securities. Stockholders’ equity was 8.7% of total assets at March 31, 2007 compared with 8.5% at December 31, 2006. The increase in this ratio is due to the increase in total equity from net income at March 31, 2007 as compared to December 31, 2006 which was proportionately larger than the increase in assets. On April 25, 2007, the Board of Directors approved a 10% stock dividend to shareholders. The stock dividend is payable May 31, 2007 to shareholders of record as of May 15, 2007.
     At March 31, 2007, Intermountain had an unrealized gain of $209,000, net of related income taxes, on investments classified as available-for-sale. At December 31, 2006, Intermountain had an unrealized loss of $111,000, net of related income taxes, on investments classified as available-for-sale. Fluctuations in prevailing interest rates continue to cause volatility in this component of accumulated comprehensive loss in stockholders’ equity and may continue to do so in future periods.
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
     Intermountain and Panhandle are required by applicable regulations to maintain certain minimum capital levels and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier I capital to average assets. Intermountain and Panhandle plan to maintain its capital resources and regulatory capital ratios through the retention of earnings and the management of the level and mix of assets, although there can be no assurance in this regard. At March 31, 2007, Intermountain exceeded all such regulatory capital requirements and was “well-capitalized” pursuant to FFIEC regulations.
     The following tables set forth the amounts and ratios regarding actual and minimum core Tier 1 risk-based and total risk-based capital requirements, together with the amounts and ratios required in order to meet the definition of a “well-capitalized” institution as reported on the quarterly FFIEC call report at March 31, 2007.

					Well-Capitalized
	Actual		Capital Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets):
The Company	$93,738	11.68%	$64,219	8%	$80,273	10%
Panhandle State Bank	92,832	11.56%	64,219	8%	80,273	10%
Tier I capital (to risk-weighted assets):
The Company	83,697	10.43%	32,109	4%	48,164	6%
Panhandle State Bank	82,791	10.31%	32,109	4%	48,164	6%
Tier I capital (to average assets) The Company	83,697	9.16%	36,531	4%	45,663	5%
Panhandle State Bank	82,791	9.21%	35,972	4%	44,965	5%
Off Balance Sheet Arrangements and Contractual Obligations
     Intermountain, in the conduct of ordinary business operations, routinely enters into contracts for services. These contracts may require payment for services to be provided in the future and may also contain penalty clauses for the early termination of the contracts. Intermountain is also party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Management does not believe that these off-balance sheet arrangements have a material current effect on Intermountain’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources but there is no assurance that such arrangements will not have a future effect.

     The following table represents Intermountain’s on-and-off balance sheet aggregate contractual obligations to make future payments as of March 31, 2007.

	Payments Due by Period
		Less than	1 to 3	3 to 5	More than
	Total	1 year	years	years	5 years
	(Dollars in thousands)
Long-term debt (1)	$93,465	$3,261	$10,605	$34,962	$44,637
Short-term debt (1)	69,792	69,792	—	—	—
Capital lease obligations	—	—	—	—	—
Operating lease obligations (2)	14,378	1,095	1,661	1,251	10,371
Purchase obligations (3)	8,124	8,124	—	—	—
Other long-term liabilities reflected on the registrant’s balance sheet under GAAP	—	—	—	—	—

Total	$185,759	$82,272	$12,266	$36,213	$55,008

(1)	Includes interest payments.

(2)	Excludes recurring accounts payable, accrued expenses and other liabilities, repurchase agreements and customer deposits, all of which are recorded on the Company’s balance sheet.

(3)	The Company is constructing a 94,000 square foot Sandpoint Financial and Technical Center and a 16,000 square foot facility in Spokane Valley, Washington.
New Accounting Policies
     In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140”. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 also amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued by the Company after January 1, 2007. This Statement did not have a material impact on the Company’s consolidated financial statements.
     In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140.” SFAS No. 156 requires all separately recognized servicing assets and liabilities to be initially measured at fair value. In addition, entities are permitted to choose to either subsequently measure servicing rights at fair value and report changes in fair value in earnings, or amortize servicing rights in proportion to and over the estimated net servicing income or loss and assess the rights for impairment. Beginning with the fiscal year in which an entity adopts SFAS No. 156, it may elect to subsequently measure a class of servicing assets and liabilities at fair value. Post adoption, an entity may make this election as of the beginning of any fiscal year. An entity that elects to subsequently measure a class of servicing assets and liabilities at fair value should apply that election to all new and existing recognized servicing assets and liabilities within that class. The effect of remeasuring an existing class of servicing assets and liabilities at fair value is to be reported as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The statement also requires additional disclosures. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. This Statement did not have a material impact on the Company’s consolidated financial statements.
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No 109” (FIN 48). FIN 48 establishes a recognition threshold and measurement for income tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 also prescribes a two-step evaluation process for tax positions. The first step is recognition and the second is measurement. For recognition, an enterprise judgmentally determines whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the “more-likely-than-not” recognition threshold it is measured and recognized in the financial statements. If a tax position does not meet the “more-likely-than-not” recognition threshold, the benefit of that position is not recognized in the financial statements. Tax positions that meet the “more-likely-than-not” recognition threshold at the effective date of FIN 48 may be recognized, or continue to be recognized, upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year. This Statement was effective January 1, 2007 and did not have a material effect on the Company’s consolidated financial statements.
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
     On September 20, 2006, the FASB ratified Emerging Issue Task Force (EITF) Issue 06-5, “Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (FTB 85-4), Accounting for Purchases of Life Insurance” (EITF 06-5). EITF 06-5 addresses the methods by which an entity should determine the amounts that could be realized under an insurance contract at the consolidated balance sheet date when applying FTB 85-4, and whether the determination should be on an individual or group policy basis. EITF 06-5 is effective for fiscal years beginning after December 15, 2006. This Statement did not have a material impact on the Company’s consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 provides entities with an option to report certain financial assets and liabilities at fair value – with changes in fair value reported in earnings – and requires additional disclosures related to an entity’s election to use fair value reporting. It also requires entities to display the fair value of those assets and liabilities for which the entity has elected to use fair value on the face of the balance sheet. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that SFAS No. 159 may have on its future consolidated financial statements.
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
     Forward-looking statements provide our expectations or predictions of future conditions, events or results. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. These statements speak only as of the date they are made. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements were made. There are a number of factors, many of which are beyond our control, which could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements. These factors, some of which are discussed elsewhere in this report, include:

•	the strength of the United States economy in general and the strength of the local economies and real estate markets in which Intermountain conducts its operations;

•	the effects of inflation, interest rate levels and market and monetary fluctuations;

•	trade, monetary and fiscal policies and laws, including interest rate policies of the federal government;

•	applicable laws and regulations and legislative or regulatory changes;

•	the timely development and acceptance of new products and services of Intermountain;

•	the willingness of customers to substitute competitors’ products and services for Intermountain’s products and services;

•	Intermountain’s success in gaining regulatory approvals, when required;

•	technological and management changes;

•	announcement and successful and timely implementation of growth and acquisition strategies;

•	Intermountain’s ability to successfully integrate entities that may be or have been acquired;

•	changes in consumer spending and saving habits; and

•	Intermountain’s success at managing the risks involved in the foregoing.
Item 3 -Quantitative and Qualitative Disclosures About Market Risk
The information set forth under the caption Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, is hereby incorporated herein by reference.
Item 4 – Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures: An evaluation of Intermountain’s disclosure controls and procedures (as required by section 13a — 15(b) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of Intermountain’s management, including the Chief Executive Officer and the Chief Financial Officer. Our Chief Executive Officer and Chief Financial Officer concluded that based on that evaluation, our disclosure controls and procedures as currently in effect are effective, as of March 31, 2007, in ensuring that the information required to be disclosed by us in the reports we file or submit under the Act is (i) accumulated and communicated to Intermountain’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
(b) Changes in Internal Control over Financial Reporting: In the quarter ended March 31, 2007, there were no changes in Intermountain’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, Intermountain’s internal control over financial reporting.

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
Item 1A Risk Factors
     There have been no material changes from the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006.
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

INTERMOUNTAIN COMMUNITY BANCORP
(Registrant)

May 9, 2007 Date	By:	/s/ Curt Hecker Curt Hecker
President and Chief Executive Officer

May 9, 2007 Date	By:	/s/ Doug Wright Doug Wright
Executive Vice President and Chief Financial Officer