Form 10-Q
period 2007-06-30
INTERMOUNTAIN COMMUNITY BANCORP
filed 2007-08-09
CIK 1284506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2007
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
☐ Large Accelerated filer       ☑ Accelerated filer       ☐ Non Accelerated filer
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐       No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of August 3, 2007
Common Stock (no par value)	8,221,911

Intermountain Community Bancorp
FORM 10-Q
For the Quarter Ended June 30, 2007

PART I — Financial Information
Item 1 — Financial Statements
Intermountain Community Bancorp
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2007	2006
	(Dollars in thousands)
ASSETS:
Cash and cash equivalents:
Interest bearing	$85	$72
Non-interest bearing and vault	21,742	24,305
Restricted cash	595	888
Federal funds sold	12,910	35,385
Available-for-sale securities, at fair value	115,108	118,490
Held-to-maturity securities, at amortized cost	6,949	6,719
Federal Home Loan Bank of Seattle (FHLB) stock, at cost	1,779	1,779
Loans held for sale	4,821	8,945
Loans receivable, net	741,025	664,403
Accrued interest receivable	7,813	7,329
Office properties and equipment, net	34,755	25,444
Bank-owned life insurance	7,558	7,400
Goodwill	11,662	11,662
Other intangible assets	801	881
Prepaid expenses and other assets, net	9,351	6,164

Total assets	$976,954	$919,866

LIABILITIES:
Deposits	$734,398	$693,686
Securities sold subject to repurchase agreements	110,568	106,250
Advances from Federal Home Loan Bank of Seattle	5,000	5,000
Cashiers checks issued and payable	6,116	6,501
Accrued interest payable	2,956	1,909
Other borrowings	29,403	22,602
Accrued expenses and other liabilities	5,575	5,838

Total liabilities	894,016	841,786

Commitments and contingent liabilities

Common stock, no par value; 29,040,000 shares authorized; 8,282,514 and 7,423,904 shares issued and 8,217,636 and 7,382,912 shares outstanding	76,419	60,395
Accumulated other comprehensive loss	(359)	(111)
Retained earnings	6,878	17,796

Total stockholders’ equity	82,938	78,080

Total liabilities and stockholders’ equity	$976,954	$919,866

The accompanying notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Dollars in thousands, except per		(Dollars in thousands, except per
	share data)		share data)
Interest income:
Loans	$16,310	$12,970	$31,371	$24,577
Investments	1,642	943	3,638	1,964

Total interest income	17,952	13,913	35,009	26,541

Interest expense:
Deposits	4,630	2,955	9,064	5,607
Other borrowings	1,852	715	3,626	1,400

Total interest expense	6,482	3,670	12,690	7,007

Net interest income	11,470	10,243	22,319	19,534

Provision for losses on loans	(1,172)	(762)	(2,006)	(666)

Net interest income after provision for losses on loans	10,298	9,481	20,313	18,868

Other income:
Fees and service charges	2,756	2,813	5,272	4,867
Bank-owned life insurance	81	77	158	152
Gain/(loss) on sale of securities	—	(983)	—	(983)
Other	360	457	808	769

Total other income	3,197	2,364	6,238	4,805

Operating expenses	9,957	8,889	19,635	16,594

Income before income taxes	3,538	2,956	6,916	7,079

Income tax provision	(1,354)	(1,117)	(2,639)	(2,678)

Net income	$2,184	$1,839	$4,277	$4,401

Earnings per share – basic	$0.27	$0.23	$0.52	$0.55

Earnings per share – diluted	$0.25	$0.22	$0.50	$0.52

Weighted average shares outstanding - basic	8,194,522	8,023,276	8,178,025	7,997,847

Weighted average shares outstanding - diluted	8,605,032	8,448,791	8,610,927	8,433,640
The accompanying notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$4,277	$4,401
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,189	992
Stock-based compensation expense	195	145
Net amortization of premiums on securities	(243)	31
Excess tax benefit related to stock-based compensation	(346)	(36)
Provisions for losses on loans	2,006	666
Amortization of core deposit intangibles	80	87
Gain on sale of loans, investments, property and equipment	(220)	—
Loss on sale of loans, investments, property and equipment	—	983
Accretion of deferred gain on sale of branch property	(8)	—
Net accretion of loan and deposit discounts and premiums	(33)	(54)
Deferred income tax benefit	321	137
Increase in cash surrender value of bank-owned life insurance	(158)	(152)
Change in:
Loans held for sale	4,124	(1,857)
Accrued interest receivable	(484)	(232)
Prepaid expenses and other assets	(3,294)	(3,079)
Accrued interest payable	1,047	251
Accrued expenses and other liabilities	(863)	(72)

Net cash provided by operating activities	7,590	2,211

Cash flows from investing activities:
Purchases of available-for-sale securities	(56,849)	(26,500)
Proceeds from calls or maturities of available-for-sale securities	56,281	29,165
Principal payments on mortgage-backed securities	3,811	3,833
Purchases of held-to-maturity securities	(300)	(649)
Proceeds from calls or maturities of held-to-maturity securities	42	—
Origination of loans, net of principal payments	(81,606)	(59,279)
Proceeds from sale of loans	3,215	3,425
Purchase of office properties and equipment	(12,421)	(3,900)
Proceeds from sale of office properties and equipment	2,242	—
Net change in federal funds sold	22,475	5,880
Improvements and other changes in other real estate owned	271	795
Net change in restricted cash	293	(256)

Net cash used in investing activities	(62,546)	(47,486)

Intermountain Community Bancorp
Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
	(Dollars in thousands)
Cash flows from financing activities:
Net change in demand, money market and savings deposits	$48,416	$35,216
Net change in certificates of deposit	(7,699)	8,127
Net change in repurchase agreements	4,318	1,287
Principal reduction of note payable	(18)	(98)
Excess tax benefit related to stock-based compensation	346	36
Proceeds from exercise of stock options	224	181
Proceeds from other borrowings	6,819	375

Net cash provided by financing activities	52,406	45,124

Net change in cash and cash equivalents	(2,550)	(151)
Cash and cash equivalents, beginning of period	24,377	23,875

Cash and cash equivalents, end of period	$21,827	$23,724

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$13,459	$6,744
Income taxes	3,090	3,550
Noncash investing and financing activities:
Restricted stock issued	698	435
Deferred gain on sale/leaseback	312	—
Purchase of land	—	1,130
10% stock dividend	15,186	13,637
Loans converted to Other Real Estate Owned	—	398
The accompanying notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Net income	$2,184	$1,839	$4,277	$4,401

Other comprehensive income (loss):
Change in unrealized gains (losses) on investments, net of reclassification adjustments	(941)	572	(412)	126
Less deferred income tax (expense) benefit	372	(237)	163	(43)

Net other comprehensive income (loss)	(569)	335	(249)	83

Comprehensive income	$1,615	$2,174	$4,028	$4,484

The accompanying notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp
Notes to Consolidated Financial Statements
1.	Basis of Presentation:

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

The Company had an advance from the Federal Home Loan Bank of Seattle totaling $5.0 million at June 30, 2007. The advance bears a fixed interest rate of 2.71% and matures on June 18, 2008.

3.	Other Borrowings:

The components of other borrowings are as follows (in thousands):

	June 30,	December 31,
	2007	2006
Term note payable (1)	$8,279	$8,279
Term note payable (2)	8,248	8,248
Term note payable (3)	997	1,015
Term note payable (4)	11,879	—
Term note payable (5)	—	5,060

Total other borrowings	$29,403	$22,602

(1)	In January 2003, the Company issued $8.0 million of Trust Preferred securities through its subsidiary, Intermountain Statutory Trust I. The debt associated with these securities bears interest at 6.75%, with interest only paid quarterly starting in June 2003. The debt is callable by the Company in March 2008 and matures in March 2033.

(2)	In March 2004, the Company issued $8.0 million of Trust Preferred securities through its subsidiary, Intermountain Statutory Trust II. The debt associated with these securities bears interest on a variable basis tied to the 90-day LIBOR (London Inter-Bank Offering Rate) index plus 2.8%, with interest only paid quarterly. The rate on this borrowing was 8.16% at June 30, 2007. The debt is callable by the Company in April 2009 and matures in April 2034.

(3)	In January 2006, the Company purchased land to build the Financial and Technical Center in Sandpoint, Idaho. It entered into a Note Payable with the sellers of the property in the amount of $1.13 million, with a fixed rate of 6.65%. The note matures in February 2026.

(4)	In March 2007, the Company entered into a borrowing agreement with Pacific Coast Bankers Bank in the amount of $18.0 million. The borrowing agreement is a revolving line of credit with a variable rate of interest of Prime less 1.00%. At June 30, 2007, the balance outstanding was $11,879,000 at 7.25%.

(5)	In January 2006, the Company entered into a borrowing agreement with US Bank in the amount of $5.0 million which was raised to $10.0 million in September 2006. The borrowing agreement was a revolving line of credit with a variable rate of interest tied to LIBOR. This line of credit was paid off in March 2007.

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
4.	Earnings Per Share:

The following table presents the basic and diluted earnings per share computations:

	Three Months Ended June 30,
	(Dollars in thousands, except per share amounts)
	2007			2006
		Weighted			Weighted
	Net	Avg.	Per Share	Net	Avg.	Per Share
	Income	Shares(1)	Amount	Income	Shares(1)	Amount
Basic computations	$2,184	8,194,522	$0.27	$1,839	8,023,276	$0.23

Effect of dilutive securities:
Common stock options and stock grants		410,510	(0.02)		425,515	(0.01)

Diluted computations	$2,184	8,605,032	$0.25	$1,839	8,448,791	$0.22

	Six Months Ended June 30,
	(Dollars in thousands, except per share amounts)
	2007			2006
		Weighted			Weighted
	Net	Avg.	Per Share	Net	Avg.	Per Share
	Income	Shares(1)	Amount	Income	Shares(1)	Amount
Basic computations	$4,277	8,178,025	$0.52	$4,401	7,997,847	$0.55

Effect of dilutive securities:
Common stock options and stock grants		432,902	(0.02)		435,793	(0.03)

Diluted computations	$4,277	8,610,927	$0.50	$4,401	8,433,640	$0.52

(1)	Weighted average shares outstanding have been adjusted for the 10% common stock dividend paid May 31, 2007 to shareholders of record on May 15, 2007.

5.	Operating Expenses:

The following table details Intermountain’s components of total operating expenses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(Dollars in thousands)
Salaries and employee benefits	$6,322	$5,563	$12,442	$10,180
Occupancy expense	1,445	1,201	2,837	2,316
Advertising	353	274	571	432
Fees and service charges	392	231	672	450
Printing, postage and supplies	402	402	747	754
Legal and accounting	334	320	606	611
Other expense	709	898	1,760	1,851

Total operating expenses	$9,957	$8,889	$19,635	$16,594

6.	Equity Compensation Plans:

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

The Company utilizes its stock to compensate employees and Directors under the 1999 Director Stock Option Plan, the 1999 Employee Plan and the 1988 Employee Plan (together the “Stock Option Plans”). Options to purchase Intermountain common stock have been granted to employees and directors under the Stock Option Plans at prices equal to the fair market value of the underlying stock on the dates the options were granted. The options vest 20% per year, over a five-year period, and expire in 10 years. At June 30, 2007, there were 247,657 shares available for grant. The Company did not grant options to purchase Intermountain common stock during either the six months ended June 30, 2007 or 2006.

For the six months ended June 30, 2007 and 2006, stock option expense totaled $65,000 and $71,000, respectively. The Company has approximately $200,000 remaining to expense related to the non-vested stock options outstanding at June 30, 2007. This expense will be recorded over a weighted average period of 14 months. The expense for the stock option expense was based on the fair value of options granted calculated using the Black-Scholes valuation model per FAS 123R. Assumptions used in the Black-Scholes option-pricing model for options issued in years prior to 2005 are as follows:

Dividend yield	0.0%
Expected volatility	17.0% - 46.6%
Risk free interest rates	4.0% - 7.1%
Expected option lives	5 - 10 years
Forfeiture rate	0.0%
In 2003, shareholders approved a change to the 1999 Employee Option Plan to provide for the granting of restricted stock awards. The Company has granted restricted stock to directors and employees beginning in 2005. The restricted stock vests 20% per year, over a five-year period. The Company granted 32,174 and 25,743 restricted shares with a grant date fair value of $698,000 and $451,000 during the six months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007 and 2006, restricted stock expense totaled

$107,000 and $52,000, respectively. Total expense related to stock-based compensation recorded in the six months ended June 30, 2007 and 2006 was $195,000 and $145,000, respectively.

A summary of the changes in stock options outstanding for the six months ended June 30, 2007 is presented below:

	Six months ended June 30, 2007
	(dollars in thousands, except per share amounts)
		Weighted-
		Average
	Number of	Exercise
	Shares (1)	Price (1)
Beginning Options Outstanding	575,945	$5.35
Options Granted	—	—
Exercises	55,652	4.18
Forfeitures	944	9.13

Ending options outstanding	519,349	5.48

Exercisable at June 30	469,497	$5.07

(1)	Number of Shares and Weighted-Average Exercise Price have been adjusted for the 10% common stock dividend paid May 31, 2007 to shareholders of record on May 15, 2007.
The total intrinsic value of options exercised during the six months ended June 30, 2007 and 2006 were $854,000 and $539,000, respectively.

A summary of the Company’s nonvested restricted shares as of June 30, 2007 and changes during the six months ended June 30, 2007 is presented below:

		Weighted-
		Average
	Number of	Grant-Date
Nonvested Shares	Shares (1)	Fair Value (1)
Nonvested at January 1, 2007	45,091	$17.23
Granted	32,174	21.72
Vested	(9,718)	17.15
Forfeited	(2,669)	13.91

Nonvested at June 30, 2007	64,878	$19.63

(1)	Number of Shares and Weighted-Average Grant-Date Fair Value have been adjusted for the 10% common stock dividend paid May 31, 2007 to shareholders of record on May 15, 2007.
As of June 30, 2007, there was $1.2 million of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under this plan. This cost is expected to be recognized over a weighted-average period of 4.0 years.

7.	New Accounting Pronouncements:

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
General
     Intermountain Community Bancorp (“Intermountain” or “the Company”) is a financial holding company registered under the Bank Holding Company Act of 1956, as amended. Panhandle State Bank (“Panhandle”), a wholly owned subsidiary of Intermountain, was first opened in 1981 to serve the local banking needs of Bonner County, Idaho. Since then, Panhandle has continued to grow by opening additional branch offices throughout Idaho, Washington and Oregon. Intermountain focuses its banking and other services on individuals, professionals, and small to medium-sized businesses throughout its market area.
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
     In March 2007, the Company opened a loan production office in Nampa, Idaho to capitalize on the rapidly growing Ada and Canyon County markets. The Company is also constructing a new building, the Sandpoint Financial and Technical Center, with completion expected in early 2008. Intermountain will occupy approximately 60% of the building as it relocates its Sandpoint branch, executive offices and administrative offices from several other buildings nearby. Additionally, the Company is building a new branch in Spokane Valley, Washington to replace the current Spokane Valley branch. The new branch is scheduled to open in late August 2007. These expansions will allow the Company to better serve its existing and prospective customer base in those markets and consolidate administrative staff into fewer locations.
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
     Based on asset size at June 30, 2007, Intermountain is the largest independent commercial bank headquartered in the state of Idaho, with consolidated assets of $977.0 million. Intermountain’s subsidiary, Panhandle State Bank is regulated by the Idaho Department of Finance, the State of Washington Department of Financial Institutions, the Oregon Division of Finance and Corporate Securities, and the Federal Deposit Insurance Corporation (“FDIC”), its primary federal regulator and the insurer of its deposits. Intermountain competes with a number of international banking groups, out-of-state banking companies, state banking organizations, local community banks, savings banks, savings and loans, and credit unions throughout its market area.
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
     Intermountain operates a multi-branch banking system with branches operating in a decentralized community bank structure. Intermountain plans to strategically grow its geographical footprint through expansion in promising growth markets in the Pacific Northwest. The Company is pursuing a balance of asset and earnings growth by targeting profitable customer groups in its existing markets, opening offices with experienced, local staff in new markets, and acquiring other companies that present strategic opportunities and a close cultural fit with Intermountain. There can be no assurance that Intermountain will be successful in executing these plans.

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
     The amount of the allowance for the various loan types represents management’s estimate of probable incurred losses inherent in the existing loan portfolio based upon historical loss experience for each loan type as well as other environmental and qualitative factors. The allowance for loan losses related to impaired loans usually is based on the fair value of the collateral for certain collateral dependent loans. This evaluation requires management to make estimates of the value of the collateral and any associated holding and selling costs.
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
     Management believes the allowance for loan losses was adequate at June 30, 2007. While management uses available information to provide for loan losses, the ultimate collectibility of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions and other relevant factors. A slowdown in economic activity, a sharp increase in inflation or rapidly rising interest rates could adversely affect cash flows for both commercial and individual borrowers, which could cause Intermountain to experience increases in nonperforming assets, delinquencies and losses on loans.
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

     Management evaluates investment securities for other than temporary declines in fair value on a periodic basis. If the fair value of investment securities falls below their amortized cost and the decline is deemed to be other than temporary, the securities will be written down to current market value and the write down will be deducted from earnings. There were no investment securities which management identified to be other-than-temporarily impaired for the six months ended June 30, 2007. Charges to income could occur in future periods due to a change in management’s intent to hold the investments to maturity, a change in management’s assessment of credit risk, or a change in regulatory or accounting requirements.
     Goodwill and Other Intangible Assets. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible elements in the business acquired. Intermountain’s goodwill relates to value inherent in the banking business and the value is dependent upon Intermountain’s ability to provide quality, cost-effective services in a competitive market place. As such, goodwill value is supported ultimately by revenue that is driven by the volume of business transacted. A decline in earnings as a result of a lack of growth or the inability to deliver cost-effective services over sustained periods can lead to impairment of goodwill that could adversely impact earnings in future periods. Goodwill is not amortized, but is subjected to impairment analysis each December. No impairment was considered necessary during the six months ended June 30, 2007. However, future events could cause management to conclude that Intermountain’s goodwill is impaired, which would result in the recording of an impairment loss. Any resulting impairment loss could have a material adverse impact on Intermountain’s financial condition and results of operations.
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
Intermountain Community Bancorp
Comparison of the Three and Six Month Periods Ended June 30, 2007 and 2006
Results of Operations
     Overview. Intermountain recorded net income of $2.2 million, or $0.25 per diluted share, for the three months ended June 30, 2007, compared with net income of $1.8 million, or $0.22 per diluted share, for the three months ended June 30, 2006. Intermountain recorded net income of $4.3 million, or $0.50 per diluted share, for the six months ended June 30, 2007, compared with net income of $4.4 million, or $0.52 per diluted share, for the six months ended June 30, 2006. The decline in earnings over the six-month period reflected an increase in the Company’s loan loss provision and the negative effects of an inverted yield curve on the Company’s net interest margin.
     The annualized return on average assets (“ROA”) was 0.92% and 0.96% for the three months ended June 30, 2007 and 2006, respectively, and 0.91% and 1.18% for the six months ended June 30, 2007 and 2006, respectively. The annualized return on average equity (“ROE”) was 10.7% and 10.6% for the three months ended June 30, 2007 and 2006, respectively, and 10.7% and 13.1% for the six months ended June 30, 2007 and 2006, respectively. Over these periods of time, the Company has continued to expand its customer base and asset balances, contributing to strong increases in both interest and non-interest income. However, these increases have been offset by increasing interest expenses as deposit pricing adjusted higher, increasing operating expenses related to continued growth and additional regulatory compliance requirements, and an increase in the loan loss provision for 2007 due to growth in the loan portfolio and losses on two larger loan relationships.
     The Company continues to adjust to a changing market environment. Although Intermountain operates in some of the strongest growth markets in the nation, it, along with most of its peer group, is currently facing strong challenges, including: (1) a slowing housing market, which is weakening real estate and consumer loan demand; (2) a volatile, but still inverted yield curve, limiting the opportunity for expansion of the Company’s net interest margin; (3) a slower economy, signaling a return to loan loss provision and credit charge-off levels that are more consistent with longer-term historical averages; and (4) expanding regulatory compliance expectations. Intermountain management is addressing the current challenges proactively with a view toward building long-term shareholder value. It continues to refine its marketing strategy to focus on targeted profitable customer segments, the growth of lower cost core deposits and growth in commercial, agricultural and industrial loans. Management is also evaluating and implementing initiatives to limit future growth in non-interest expense. These initiatives include both technology projects, such as the installation of branch check image capture technology, which will eliminate check processing work that is currently conducted manually, and process initiatives, including centralizing certain operational and loan processes, in order to improve productivity and decrease costs.
     Net Interest Income. The most significant component of earnings for the Company is net interest income, which is the difference between interest income from the Company’s loan and investment portfolios, and interest expense from deposits, repurchase agreements and other borrowings. During the three months ended June 30, 2007 and 2006, net interest income was $11.5 million and $10.2 million, respectively, an increase of 12.0%. During the six months ended June 30, 2007 and 2006, net interest income was $22.3 million and $19.5 million, respectively, an increase of 14.3%. The increase resulted primarily from growth in interest-earning asset totals. This increase was partially offset by increases in both the balance of and cost of interest-bearing liabilities. During both periods, the cost of interest-bearing liabilities rose more quickly than the yield on interest-earning assets.
     Average interest-earning assets increased by 24.4% to $865.2 million for the three months ended June 30, 2007, compared to $695.6 million for the three months ended June 30, 2006. Average loans increased by 21.7% or $130.2 million, while average investments and cash increased by 41.5% or $39.4 million over the same period in 2006. Loan growth was driven by both increases in existing markets and strong contributions from the branches added over the last couple years. Increases in average deposits and other borrowings primarily reflected growth in the bank’s existing markets. Average net interest spread during the three months ended June 30, 2007 and 2006 was 5.24% and 5.84%, respectively.
     Average interest-earning assets increased by 28.5% to $857.6 million for the six months ended June 30, 2007, compared to $667.3 million for the six months ended June 30, 2006. Average loans increased by 25.7% or $144.6 million, while average investments increased by 44.2% or $45.7 million over the same period in 2006. The increase in the components of average interest-earning assets largely mirrored the quarter-over-quarter results, with significant loan growth from both existing and new markets and an increase in the investment portfolio due to additional purchases of investments for risk management and pledging purposes. Average interest-bearing liabilities increased by 25.1% or $167.6 million, including $96.4 million (15.9%) growth in average deposits and $71.2 million (118.3%) growth in other borrowings. Much of the growth in other borrowings over this period was in the form of repurchase agreements made with municipal customers in our local markets as part of the Company’s community marketing strategy. Average net interest spread during the six months ended June 30, 2007 and 2006 was 5.17% and 5.90%, respectively.
     Similar to the declines in net interest spread, net interest margin decreased 59 basis points during the three months ended June 30, 2007 to 5.32%, compared to the same period in 2006 and decreased 65 basis points to 5.25% during the six months ended June 30, 2007, compared to the same period last year. This was due to the increased cost of interest-bearing liabilities outpacing increases in the yields on earning assets. After growing in recent years in response to rising short-term market rates, the yield on earning assets flattened during the latter half of 2006 and the first six months of 2007, while the cost of interest-bearing liabilities continued to increase. The Company’s assets and liabilities both reprice relatively quickly in response to changing market rates, but the cost of its liabilities tends to lag its earning asset yield when market rates trend upward. The decrease in the margin over the past year reflects this lag effect. However, the Company’s net interest margin grew slightly in the second quarter of 2007 over the first quarter of 2007, from 5.24% to 5.32% potentially reflecting a stabilization of this ratio.
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
     Intermountain recorded provisions for losses on loans of $1.2 million and $0.8 million for the three months ended June 30, 2007 and 2006, respectively. Intermountain recorded provisions for losses on loans of $2.0 million and $0.7 million for the six months ended June 30, 2007 and 2006, respectively. The provision reflects the analysis and assessment of the relevant factors mentioned in the preceding paragraph. The increases are due to growth in the loan portfolio and credit losses on two larger loan relationships. Management believes that provision and charge-off activity in 2007 reflect a slowing economy and a more normal historical credit environment that the unusually low numbers posted in the first six months of 2006. The loan loss allowance to total loans ratio was 1.44% at June 30, 2007, compared to 1.47% at June 30, 2006. The loan portfolio increased by 21.3% during this period,
The following table summarizes loan loss allowance activity for the periods indicated.

	Six Months Ended June 30,
	2007	2006
	(Dollars in thousands)
Balance at January 1	$9,837	$8,100
Provision (recovery) for losses on loans	2,006	666
Amounts written off, net of recoveries	(1,039)	(59)
Transfers	(2)	(7)

Allowance – loans, June 30	10,802	8,700

Allowance – unfunded commitments, January 1	482	417
Adjustment	(384)	—
Transfers	2	7

Allowance – unfunded commitments, June 30	100	424

Total credit allowance including unfunded commitments	$10,902	$9,124

     The allowance calculation for the six months ended June 30, 2007 reflects the removal of the allowance for unfunded credit commitments from the allowance for loan losses as required by new guidance from the Company’s federal banking regulators. In re-analyzing the allowance for unfunded commitments, the Company decreased the allowance in response to its review of historical loss rates and perceived potential risk.
     At June 30, 2007, Intermountain’s total classified assets were $10.6 million, compared with $7.2 million at June 30, 2006. Total nonperforming loans were $0.6 million at June 30, 2007, compared with $1.2 million at June 30, 2006. The increase in classified assets was due to growth in the overall loan portfolio, plus the addition of one larger commercial loan relationship, which management feels is adequately collateralized and provided for in the allowance for loan loss. At June 30, 2007, Intermountain’s loan delinquency ratio (30 days and over) as a percentage of total loans was 0.37%, compared with 0.17% at June 30, 2006. The Company’s credit quality remains strong, but reflects slight deterioration, which management believes is in line with changing market conditions. Management remains confident in its credit management system, but also believes that the credit markets are weaker this year than they have been over the past several years.
     Other Income. Total other income was $3.2 million and $2.4 million for the three months ended June 30, 2007 and 2006, respectively. Total other income was $6.2 million and $4.8 million for the six months ended June 30, 2007 and 2006, respectively. Fees and service charge income increased to $5.3 million for the six months ended June 30, 2007 from $4.9 million for the same period last year. Deposit service charges increased, reflecting fee increases on products and continued account and customer growth. Increased debit card activity, contract income from the bank’s secured deposit program and improved trust and investment income also contributed to the increase in other income. These increases were offset slightly by a small reduction in fee income derived from mortgage banking activities. Comparative results were also impacted by a restructuring of the investment portfolio in the second quarter of 2006 which created a $1.0 million pre-tax loss in the 2006 period. This restructuring improved both the long-term return of the investment portfolio and its risk characteristics. Expanding the depth and breadth of the Company’s non-interest revenue is a high priority for management. It is actively targeting profitable customer groups with new products, ranging from trust services to business cash management solutions.
     Operating Expenses. Operating expenses were $10.0 million for the three months ended June 30, 2007, a 12.0% increase compared to $8.9 million for the three months ended June 30, 2006. Operating expenses were $19.6 million for the six months ended June 30, 2007, an 18.3% increase compared to $16.6 million for the six months ended June 30, 2006. Continued staffing and fixed asset increases to support growth and increasing regulatory compliance expectations were the primary contributors to the growth in operating expenses. The rates of increase in operating expenses are slowing, however, as the Company focuses more attention on improving efficiency.
     The Company’s efficiency ratio improved to 67.9% for the three months ended June 30, 2007 from 70.5% in the corresponding period in 2006. The Company’s efficiency ratio increased to 68.8% for the six months ended June 30, 2007 compared to 68.2% in the corresponding period in 2006.

     Salaries and employee benefits were $6.3 million for the three months ended June 30, 2007, a 13.6% increase compared to $5.6 million for the three months ended June 30, 2006. Salaries and employee benefits were $12.4 million for the six months ended June 30, 2007, a 22.2% increase compared to $10.2 million for the six months ended June 30, 2006. The employee costs reflect increased staffing due to the addition of several new branches during 2006, and additional administrative staff as a result of continued growth and heightened regulatory compliance requirements. At June 30, 2007, full-time-equivalent employees totaled 438, compared with 385 at June 30, 2006.
     Occupancy expenses were $1.4 million for the three months ended June 30, 2007, a 20.3% increase compared to $1.2 million for the same period one year ago. Occupancy expenses were $2.8 million for the six months ended June 30, 2007, a 22.5% increase compared to $2.3 million for the six months ended June 30, 2006. The increase was primarily due to costs associated with branches added during 2006, additional square footage associated with administrative staff needed to support bank growth, and additional software and hardware costs related to the addition of new branch and administrative support staff.
     Growth in other non-interest expenses moderated during the comparative three- and six-month reporting periods, as increases in advertising and bank service charges were offset by declines in legal and accounting fees, printing, postage and supply costs, and training, travel, insurance and other operational expenses. Management continues to focus on managing costs in these areas.
     Company management has invested heavily in human capital, buildings and technology over the past several years, as it has sought to grow rapidly while building the infrastructure necessary to maintain high service standards, operational integrity and compliance with expanded regulatory requirements. While adjusting to a changing market, management believes it can leverage these investments made to continue growing over the next several years, and operate more efficiently in the future. The Company is currently slowing the pace of new branch openings while it pursues a number of efficiency improvement initiatives, including the implementation of branch imaging technology, automating and streamlining the loan processing function, and centralizing and standardizing certain operational functions. Management is also conducting detailed reviews of all major business processes to identify additional opportunities for improvement.
     Income Tax Provision. Intermountain recorded federal and state income tax provisions of $1.4 million and $1.1 million for the three months ended June 30, 2007 and 2006, respectively. Intermountain recorded federal and state income tax provisions of $2.6 million and $2.7 million for the six months ended June 30, 2007 and 2006, respectively. The effective tax rates were 38.3% and 37.8% for the three month ended June 30, 2007 and 2006, respectively. The effective tax rates were 38.2% and 37.8% for the six months ended June 30, 2007 and 2006, respectively.
Financial Position
     Assets. At June 30, 2007, Intermountain’s assets were $977.0 million, up $57.1 million from $919.9 million at December 31, 2006. The growth in assets primarily reflected an increase in loans receivable and office properties and equipment, partially offset by a small decrease in cash and equivalents. The increase in loans receivable was funded by increases in customer deposits, decreases in investments and increased levels of repurchase agreements.
     Investments. Intermountain’s investment portfolio at June 30, 2007 was $123.8 million, a decrease of $3.2 million from the December 31, 2006 balance of $127.0 million. The decrease was primarily due to the maturity of short-term U. S. Government obligations and paydowns on mortgage-backed securities. Funds from these payments were used to help fund the expansion of the loan portfolio. As of June 30, 2007, the balance of the unrealized loss on investment securities, net of federal income taxes, was $0.4 million, compared to an unrealized loss at December 31, 2006 of $0.1 million. Increasing long-term market rates decreased the market value of the securities, resulting in a larger unrealized loss.
     Loans Receivable. At June 30, 2007 net loans receivable totaled $741.0 million, up $76.6 million or 11.5% from $664.4 million at December 31, 2006. During the six months ended June 30, 2007, total loan originations were $367.2 million compared with $341.0 million for the prior year’s comparable period. The increases were primarily due to stronger lending performance in existing markets and new lending personnel developing additional business in the Company’s markets.

     The following table sets forth the composition of Intermountain’s loan portfolio at the dates indicated. Loan balances exclude deferred loan origination costs and fees and allowances for loan losses.

	June 30, 2007		December 31, 2006
	Amount	%	Amount	%
	(Dollars in thousands)
Commercial (includes commercial real estate)	$605,626	80.44	$527,345	78.03
Residential real estate	114,418	15.20	112,569	16.66
Consumer	26,419	3.51	31,800	4.71
Municipal	6,446	0.85	4,082	0.60

Total loans receivable	752,909	100.00	675,796	100.00

Net deferred origination fees	(1,082)		(1,074)
Allowance for losses on loans	(10,802)		(10,319)

Loans receivable, net	$741,025		$664,403

Weighted average yield at end of period	8.67%		8.65%
     The following table sets forth Intermountain’s loan originations for the periods indicated.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2007	2006	% Change	2007	2006	% Change
	(Dollars in thousands)
Commercial	$171,482	$169,783	1.0	$308,438	$273,202	12.9
Residential real estate	24,666	32,386	(23.8)	45,976	54,470	(15.6)
Consumer	4,444	7,347	(39.5)	9,896	13,000	(23.9)
Municipal	2,703	243	1,012.3	2,903	322	801.6

Total loans originated	$203,295	$209,759	(3.1)	$367,213	$340,994	7.7

     Office Properties and Equipment. Office properties and equipment increased 36.6% to $34.8 million over $25.4 million at December 31, 2006, due primarily to the building of the Sandpoint Financial and Technical Center and the new Spokane Valley branch.
     BOLI and All Other Assets. Bank-owned life insurance (“BOLI”) and other assets increased to $24.7 million at June 30, 2007 from $20.9 million at December 31, 2006. The increase was primarily due to increases in the net deferred tax asset, prepaid expenses and accrued interest receivable.
     Deposits. Total deposits increased $40.7 million to $734.4 million at June 30, 2007 from $693.7 million at December 31, 2006, primarily due to increases in money market accounts, savings accounts and non-interest bearing deposits. Company management continues to focus heavily on core deposit growth, particularly on lower-costing demand, savings and money market deposits. The results for the first six months of 2007 reflect this emphasis, as the Company increased deposits in these areas, while allowing some higher rate retail and brokered certificates of deposit to run off. Management continues to implement compensation plans, promotional strategies and new products to spur local deposit growth.

     The following table sets forth the composition of Intermountain’s deposits at the dates indicated.

	June 30, 2007		December 31, 2006
	Amount	%	Amount	%
	(Dollars in thousands)
Demand	$163,419	22.3	$141,601	20.4
NOW and money market 0.0% to 5.8%	313,044	42.6	291,412	42.0
Savings and IRA 0.0% to 4.6%	86,921	11.8	81,955	11.8
Certificate of deposit accounts	171,014	23.3	178,718	25.8

Total deposits	$734,398	100.0	$693,686	100.0

Weighted average interest rate on certificates of deposit		4.68%		4.47%
     Borrowings. Deposit accounts are Intermountain’s primary source of funds. The Company also relies upon advances from the Federal Home Loan Bank of Seattle, repurchase agreements and other borrowings to supplement its funding and to meet deposit withdrawal requirements. These borrowings totaled $145.0 million and $133.9 million at June 30, 2007 and December 31, 2006, respectively. The increase is due primarily to additional repurchase obligation balances with the Company’s municipal customers and the expansion of the holding company credit line to cover the construction cost of the new headquarters building. See “Liquidity and Sources of Funds” for additional information.
Interest Rate Risk
     The results of operations for financial institutions may be materially and adversely affected by changes in prevailing economic conditions, including rapid changes in interest rates, declines in real estate market values and the monetary and fiscal policies of the federal government. Like all financial institutions, Intermountain’s net interest income and its NPV (the net present value of financial assets, liabilities and off-balance sheet contracts), are subject to fluctuations in interest rates. Intermountain utilizes various tools to assess and manage interest rate risk, including an internal income simulation model that seeks to estimate the impact of various rate changes on the net interest income and net income of the bank. This model is validated by comparing results against various third-party estimations. Currently, the model and third-party estimates indicate that Intermountain is slightly asset-sensitive. An asset-sensitive bank generally sees improved net interest income and net income in a rising rate environment, as its assets re-price more rapidly and/or to a greater degree than its liabilities. The opposite is true in a falling interest rate environment. When market rates fall, an asset-sensitive bank tends to see declining income.
     To minimize the long-term impact of fluctuating interest rates on net interest income, Intermountain promotes a loan pricing policy of utilizing variable interest rate structures that associates loan rates to Intermountain’s internal cost of funds and to the nationally recognized prime lending rate. This approach, when combined with the liability-side strategies discussed below, has contributed historically to a consistent interest rate spread over the long-term and reduces pressure from borrowers to renegotiate loan terms during periods of falling interest rates. Intermountain currently maintains over fifty percent of its loan portfolio in variable interest rate assets.
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
     On the liability side, Intermountain seeks to manage its interest rate risk exposure by maintaining a relatively high percentage of non-interest bearing demand deposits, interest-bearing demand deposits and money market accounts. These instruments tend to lag increases in market rates and may afford the bank more protection in increasing interest rate environments, but can also be changed relatively quickly in a declining rate environment. The Bank utilizes various deposit pricing strategies and other borrowing sources to manage its rate risk.
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
     Intermountain is continuing to pursue strategies to manage the level of its interest rate risk while increasing its net interest income and net income; 1) through the origination and retention of variable-rate consumer, business banking, and commercial real estate loans, which generally have higher yields than residential permanent loans; 2) by the origination of certain long-term fixed-rate loans and investments that may provide protection should market rates begin to decline; and 3) by increasing the level of its core deposits, which are generally a lower-cost, less rate-sensitive funding source than wholesale borrowings. There can be no assurance that Intermountain will be successful implementing any of these strategies or that, if these strategies are implemented, they will have the intended effect of reducing interest rate risk or increasing net interest income.
     Intermountain also uses gap analysis, a traditional analytical tool designed to measure the difference between the amount of interest-earning assets and the amount of interest-bearing liabilities expected to re-price in a given period. Intermountain calculated its one-year cumulative re-pricing gap position to be negative 30% and a negative 35% at June 30, 2007 and December 31, 2006, respectively. Management attempts to maintain Intermountain’s gap position between positive 20% and negative 35%. At June 30, 2007 and December 31, 2006, Intermountain’s gap positions were within guidelines established by its Board of Directors. Management is pursuing strategies to increase its net interest income without significantly increasing its cumulative gap positions in future periods. There can be no assurance that Intermountain will be successful implementing these strategies or that, if these strategies are implemented, they will have the intended effect of increasing its net interest income. See “Results of Operations — Net Interest Income” and “Capital Resources.”
Liquidity and Sources of Funds
     As a financial institution, Intermountain’s primary sources of funds from assets include the collection of loan principal and interest payments, cash flows from various investment securities, and occasional sales of loans, investments or other assets. Liability financing sources consist primarily of customer deposits, repurchase obligations with local customers, advances from FHLB Seattle and correspondent bank borrowings. Deposits increased to $734.4 million at June 30, 2007 from $693.7 million at December 31, 2006, primarily due to increases in interest bearing demand accounts, money market accounts and savings accounts. The net increase in deposits was used to fund the increase in loans. At June 30, 2007 and December 31, 2006, securities sold subject to repurchase agreements were $110.6 million and $106.3 million, respectively. These borrowings are required to be collateralized by investments with a market value exceeding the face value of the borrowings. Under certain circumstances, Intermountain could be required to pledge additional securities or reduce the borrowings.
     During the three months ended June 30, 2007, cash used in investing activities consisted primarily of the funding of new loan volumes. During the same period, cash provided by financing activities consisted primarily of increases in demand deposits, money market accounts and savings deposits, and a reduction in the Company’s available cash position.
     Intermountain’s credit line with FHLB Seattle provides for borrowings up to a percentage of its total assets subject to general collateralization requirements. At June 30, 2007, the Company’s credit line represented a total borrowing capacity of approximately $82.7 million, of which $5.0 million was being utilized. Intermountain also borrows on an unsecured basis from correspondent banks and other financial entities. Correspondent banks and other financial entities provided additional borrowing capacity of $50.0 million at June 30, 2007. As of June 30, 2007 there were no unsecured funds borrowed.
     Intermountain actively manages its liquidity to maintain an adequate margin over the level necessary to support expected and potential loan fundings and deposit withdrawals. This is balanced with the need to maximize yield on alternate investments. The liquidity ratio may vary from time to time, depending on economic conditions, savings flows and loan funding needs.

Capital Resources
     Intermountain’s total stockholders’ equity was $82.9 million at June 30, 2007 compared with $78.1 million at December 31, 2006. The increase in total stockholders’ equity was primarily due to the increase in net income, partially offset by an increase in the net unrealized losses of the available-for-sale investment portfolio and the increase in unearned compensation related to the issuance of restricted stock. Stockholders’ equity was 8.5% of total assets at both June 30, 2007 and December 31, 2006. On April 25, 2007, the Board of Directors approved a 10% stock dividend to shareholders. The stock dividend was payable May 31, 2007 to shareholders of record as of May 15, 2007.
     At June 30, 2007, Intermountain had an unrealized loss of $359,000, net of related income taxes, on investments classified as available-for-sale, as compared to an unrealized loss of $111,000, net of related income taxes, on investments classified as available-for-sale at December 31, 2006. Fluctuations in prevailing interest rates continue to cause volatility in this component of accumulated comprehensive loss in stockholders’ equity and may continue to do so in future periods.
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
     Intermountain and Panhandle are required by applicable regulations to maintain certain minimum capital levels and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier I capital to average assets. Intermountain and Panhandle plan to maintain their capital resources and regulatory capital ratios through the retention of earnings and the management of the level and mix of assets, although there can be no assurance in this regard. At June 30, 2007, Intermountain exceeded all such regulatory capital requirements and was “well-capitalized” pursuant to FFIEC regulations.
     The following tables set forth the amounts and ratios regarding actual and minimum core Tier 1 risk-based and total risk-based capital requirements, together with the amounts and ratios required in order to meet the definition of a “well-capitalized” institution as reported on the quarterly FFIEC call report at June 30, 2007.

					Well-Capitalized
	Actual		Capital Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets):
The Company	$96,953	11.32%	$68,522	8%	$85,653	10%
Panhandle State Bank	96,347	11.25%	68,530	8%	85,663	10%
Tier I capital (to risk-weighted assets):
The Company	86,244	10.07%	34,261	4%	51,392	6%
Panhandle State Bank	85,638	10.00%	34,265	4%	51,398	6%
Tier I capital (to average assets):
The Company	86,244	9.16%	37,674	4%	47,092	5%
Panhandle State Bank	85,638	9.33%	36,698	4%	45,873	5%
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

     The following table represents Intermountain’s on-and-off balance sheet aggregate contractual obligations to make future payments as of June 30, 2007.

	Payments Due by Period
		Less than	1 to 3	3 to 5	More than
	Total	1 year	years	years	5 years
	(Dollars in thousands)
Long-term debt (1)	$93,324	$3,256	$11,250	$34,514	$44,304
Short-term debt (1)	93,030	93,030	—	—	—
Capital lease obligations	—	—	—	—	—
Operating lease obligations (2)	13,944	1,084	1,601	1,319	9,940
Purchase obligations (3)	3,747	3,747	—	—	—
Other long-term liabilities reflected on the registrant’s balance sheet under GAAP	—	—	—	—	—

Total	$204,045	$101,117	$12,851	$35,833	$54,244

(1)	Includes interest payments.

(2)	Excludes recurring accounts payable, accrued expenses and other liabilities, repurchase agreements and customer deposits, all of which are recorded on the Company’s balance sheet.

(3)	The Company is constructing a 94,000 square foot Sandpoint Financial and Technical Center and a 16,000 square foot facility in Spokane Valley, Washington.
New Accounting Pronouncements
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
     Forward-looking statements provide our expectations or predictions of future conditions, events or results. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. These statements speak only as of the date they are made. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements were made. There are a number of factors, many of which are beyond our control, which could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements. These factors, some of which are discussed elsewhere in this report, include:

•	the strength of the United States economy in general and the strength of the local economies and real estate markets in which Intermountain conducts its operations;

•	the effects of inflation, interest rate levels and market and monetary fluctuations;

•	trade, monetary and fiscal policies and laws, including interest rate policies of the federal government;

•	applicable laws and regulations and legislative or regulatory changes;

•	the timely development and acceptance of new products and services of Intermountain;

•	the willingness of customers to substitute competitors’ products and services for Intermountain’s products and services;

•	Intermountain’s success in gaining regulatory approvals, when required;

•	technological and management changes;

•	announcement and successful and timely implementation of growth, acquisition and efficiency strategies;

•	Intermountain’s ability to successfully integrate entities that may be or have been acquired;

•	changes in consumer spending and saving habits; and

•	Intermountain’s success at managing the risks involved in the foregoing.
Item 3 - Quantitative and Qualitative Disclosures About Market Risk
The information set forth under the caption Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, is hereby incorporated herein by reference.
Item 4 – Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures: An evaluation of Intermountain’s disclosure controls and procedures (as required by section 13a — 15(b) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of Intermountain’s management, including the Chief Executive Officer and the Chief Financial Officer. Our Chief Executive Officer and Chief Financial Officer concluded that based on that evaluation, our disclosure controls and procedures as currently in effect are effective, as of June 30, 2007, in ensuring that the information required to be disclosed by us in the reports we file or submit under the Act is (i) accumulated and communicated to Intermountain’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
(b) Changes in Internal Control over Financial Reporting: In the six months ended June 30, 2007, there were no changes in Intermountain’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, Intermountain’s internal control over financial reporting.

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
Item 1A — Risk Factors
          Except as noted below, there have been no material changes from the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006.
•	the potential industry effect of subprime and prime mortgage market volatility on the Company’s lending operations
          Current weakness in the subprime mortgage market is spreading into all mortgage markets and generally impacting lending operations of many financial institutions. The Company is not significantly involved in subprime mortgage activities, so its current direct exposure is limited. However, to the extent the subprime market volatility affects the marketability of all mortgage loans, the real estate market, and consumer spending in general, it may have an indirect adverse impact on the Company’s lending operations, loan balances and non-interest income, and ultimately its net income.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
          Not applicable.
Item 3 — Defaults Upon Senior Securities
          Not applicable.
Item 4 — Submission of Matters to a Vote of Security Holders
(a)	The annual meeting of Shareholders of Intermountain Community Bancorp was held on April 25, 2007.

(b)	Not Applicable

(c)	A brief description of each matter voted upon at the Annual Meeting and the number of votes cast for, against or withheld, including a separate tabulation with respect to each nominee to serve on the Board is presented below:

1.	Election of 4 directors for terms expiring in 2007.

James T. Diehl
Votes cast for:	5,698,921
Votes withheld:	2,397

Terry L. Merwin
Votes cast for:	5,683,182
Votes withheld:	18,136

John B. Parker
Votes cast for:	5,695,858
Votes withheld:	5,460

Jim Patrick
Votes cast for:	5,687,389
Votes withheld:	13,929

2.	Approval of the 2006 – 2008 Long-Term Incentive Plan.

Votes cast for:	4,295,718
Votes cast against:	103,062
Votes abstained:	37,635
3.	Ratification of the appointment of BDO Seidman, LLP as the independent registered public accounting firm for Intermountain for 2007.

Votes cast for:	5,668,556
Votes cast against:	10,333
Votes abstained:	14,100
Item 5 — Other Information
Not Applicable
Item 6 — Exhibits

Exhibit No.	Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERMOUNTAIN COMMUNITY BANCORP
(Registrant)

August 8, 2007 Date	By:	/s/ Curt Hecker Curt Hecker
President and Chief Executive Officer

August 8, 2007 Date	By:	/s/ Doug Wright Doug Wright
Executive Vice President and Chief Financial Officer