Form 10-Q
period 2007-09-30
INTERMOUNTAIN COMMUNITY BANCORP
filed 2007-11-09
CIK 1284506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2007
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
☐ Large Accelerated filer      ☑ Accelerated filer      ☐ Non Accelerated filer
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
  Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class Common Stock (no par value)	Outstanding as of November 2, 2007 8,244,075

Intermountain Community Bancorp
FORM 10-Q
For the Quarter Ended September 30, 2007

PART I — Financial Information
Item 1 — Financial Statements
Intermountain Community Bancorp
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2007	2006
	(Dollars in thousands)

ASSETS:
Cash and cash equivalents:
Interest bearing	$338	$72
Non-interest bearing and vault	21,407	24,305
Restricted cash	1,029	888
Federal funds sold	15,830	35,385
Available-for-sale securities, at fair value	148,245	118,490
Held-to-maturity securities, at amortized cost	11,553	6,719
Federal Home Loan Bank of Seattle (FHLB) stock, at cost	1,779	1,779
Loans held for sale	5,381	8,945
Loans receivable, net	760,225	664,403
Accrued interest receivable	8,337	7,329
Office properties and equipment, net	39,941	25,444
Bank-owned life insurance	7,638	7,400
Goodwill	11,662	11,662
Other intangible assets	761	881
Prepaid expenses and other assets, net	7,685	6,164

Total assets	$1,041,811	$919,866

LIABILITIES:
Deposits	$778,296	$693,686
Securities sold subject to repurchase agreements	104,551	106,250
Advances from Federal Home Loan Bank of Seattle	29,000	5,000
Cashiers checks issued and payable	1,869	6,501
Accrued interest payable	2,842	1,909
Other borrowings	33,824	22,602
Accrued expenses and other liabilities	5,379	5,838

Total liabilities	955,761	841,786

Commitments and contingent liabilities

Common stock, no par value; 29,040,000 shares authorized; 8,307,836 and 7,423,904 shares issued and 8,243,447 and 7,382,912 shares outstanding	76,754	60,395
Accumulated other comprehensive loss	—	(111)
Retained earnings	9,296	17,796

Total stockholders’ equity	86,050	78,080

Total liabilities and stockholders’ equity	$1,041,811	$919,866

The accompanying notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Dollars in thousands, except per		(Dollars in thousands, except per
	share data)		share data)

Interest income:
Loans	$17,383	$14,539	$48,754	$39,116
Investments	1,701	1,491	5,339	3,455

Total interest income	19,084	16,030	54,093	42,571

Interest expense:
Deposits	4,909	3,949	13,974	9,557
Other borrowings	1,812	975	5,437	2,374

Total interest expense	6,721	4,924	19,411	11,931

Net interest income	12,363	11,106	34,682	30,640

Provision for losses on loans	(1,221)	(910)	(3,228)	(1,576)

Net interest income after provision for losses on loans	11,142	10,196	31,454	29,064

Other income:
Fees and service charges	3,199	2,540	8,471	7,406
Bank-owned life insurance	80	76	239	228
Loss on sale of securities	(38)	—	(38)	(983)
Other	343	357	1,150	1,126

Total other income	3,584	2,973	9,822	7,777

Operating expenses	10,718	9,221	30,352	25,814

Income before income taxes	4,008	3,948	10,924	11,027

Income tax provision	(1,590)	(1,423)	(4,229)	(4,101)

Net income	$2,418	$2,525	$6,695	$6,926

Earnings per share — basic	$0.29	$0.31	$0.82	$0.86

Earnings per share — diluted	$0.28	$0.30	$0.78	$0.81

Weighted average shares outstanding — basic	8,223,257	8,054,527	8,193,268	8,016,949

Weighted average shares outstanding — diluted	8,592,975	8,558,530	8,608,796	8,516,484
The accompanying notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
	(Dollars in thousands)

Cash flows from operating activities:
Net income	$6,695	$6,926
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,863	1,542
Stock-based compensation expense	305	234
Net amortization of premiums on securities	(425)	147
Excess tax benefit related to stock-based compensation	(361)	(196)
Provisions for losses on loans	3,228	1,576
Amortization of core deposit intangibles	120	130
(Gain) loss on sale of loans, investments, property and equipment	(304)	245
Accretion of deferred gain on sale of branch property	(12)	—
Net accretion of loan and deposit discounts and premiums	(58)	(69)
Deferred income tax benefit	329	260
Increase in cash surrender value of bank-owned life insurance	(239)	(228)
Change in:
Loans held for sale	3,564	(967)
Accrued interest receivable	(1,007)	(1,444)
Prepaid expenses and other assets	(1,864)	(3,067)
Accrued interest payable	932	858
Accrued expenses and other liabilities	(5,209)	219

Net cash provided by operating activities	7,557	6,166

Cash flows from investing activities:
Purchases of available-for-sale securities	(156,935)	(58,500)
Proceeds from calls or maturities of available-for-sale securities	121,627	31,667
Principal payments on mortgage-backed securities	6,166	5,675
Purchases of held-to-maturity securities	(5,070)	(649)
Proceeds from calls or maturities of held-to-maturity securities	194	—
Origination of loans, net of principal payments	(103,430)	(107,420)
Proceeds from sale of loans	4,763	14,895
Purchase of office properties and equipment	(18,281)	(6,306)
Proceeds from sale of office properties and equipment	2,243	13
Net change in federal funds sold	19,555	(27,030)
Purchase of FHLB stock	—	(5)
Business acquisition	—	(41)
Improvements and other changes in other real estate owned	271	805
Proceeds from sales of other real estate owned	—	19
Net change in restricted cash	(141)	52

Net cash used in investing activities	(129,038)	(146,825)

Intermountain Community Bancorp
Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
	(Dollars in thousands)
Cash flows from financing activities:
Net change in demand, money market and savings deposits	$59,340	$74,158
Net change in certificates of deposit	25,277	16,947
Net change in repurchase agreements	(1,699)	44,410
Principal reduction of note payable	(27)	(106)
Excess tax benefit related to stock-based compensation	361	196
Proceeds from exercise of stock options	348	313
Repayments of FHLB borrowings	(10,000)	—
Proceeds from FHLB borrowings	34,000	—
Proceeds from other borrowings	11,249	1,650

Net cash provided by financing activities	118,849	137,568

Net change in cash and cash equivalents	(2,632)	(3,091)
Cash and cash equivalents, beginning of period	24,377	23,875

Cash and cash equivalents, end of period	$21,745	$20,784

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$20,111	$12,055
Income taxes	4,100	4,850
Noncash investing and financing activities:
Restricted stock issued	703	483
Deferred gain on sale/leaseback	312	—
Purchase of land	—	1,130
10% stock dividend	15,186	13,637
Loans converted to Other Real Estate Owned	—	398
The accompanying notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Dollars in thousands)

Net income	$2,418	$2,525	$6,695	$6,926

Other comprehensive income:
Change in unrealized gains on investments, net of reclassification adjustments	595	1,952	184	2,078
Less deferred income tax expense	(235)	(773)	(73)	(816)

Net other comprehensive income	360	1,179	111	1,262

Comprehensive income	$2,778	$3,704	$6,806	$8,188

The accompanying notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp
Notes to Consolidated Financial Statements
1.	Basis of Presentation:

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

The Company had advances from the Federal Home Loan Bank of Seattle totaling $29.0 million at September 30, 2007. A $5.0 million advance bears a fixed interest rate of 2.71% and matures on June 18, 2008. A $14.0 million advance bears a fixed interest rate of 4.90% and matures on September 14, 2009. A $10.0 million advance bears a fixed interest rate of 4.96% and matures on September 17, 2010.

3.	Other Borrowings:

The components of other borrowings are as follows (in thousands):

	September 30,	December 31,
	2007	2006
Term note payable (1)	$8,279	$8,279
Term note payable (2)	8,248	8,248
Term note payable (3)	988	1,015
Term note payable (4)	16,309	—
Term note payable (5)	—	5,060

Total other borrowings	$33,824	$22,602

(1)	In January 2003, the Company issued $8.0 million of Trust Preferred securities through its subsidiary, Intermountain Statutory Trust I. The debt associated with these securities bears interest at 6.75%, with interest only paid quarterly starting in June 2003. The debt is callable by the Company in March 2008 and matures in March 2033.

(2)	In March 2004, the Company issued $8.0 million of Trust Preferred securities through its subsidiary, Intermountain Statutory Trust II. The debt associated with these securities bears interest on a variable basis tied to the 90-day LIBOR (London Inter-Bank Offering Rate) index plus 2.8%, with interest only paid quarterly. The rate on this borrowing was 8.16% at September 30, 2007. The debt is callable by the Company in April 2009 and matures in April 2034.

(3)	In January 2006, the Company purchased land to build the Financial and Technical Center in Sandpoint, Idaho. It entered into a Note Payable with the sellers of the property in the amount of $1.13 million, with a fixed rate of 6.65%. The note matures in February 2026.

(4)	In March 2007, the Company entered into a borrowing agreement with Pacific Coast Bankers Bank in the amount of $18.0 million. The borrowing agreement is a revolving line of credit with a variable rate of interest of Prime less 1.00%. At September 30, 2007, the balance outstanding was $16.3 million at 6.75%.

(5)	In January 2006, the Company entered into a borrowing agreement with US Bank in the amount of $5.0 million which was raised to $10.0 million in September 2006. The borrowing agreement was a revolving line of credit with a variable rate of interest tied to LIBOR. This line of credit was paid off and closed in March 2007.
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
4.	Earnings Per Share:

The following table presents the basic and diluted earnings per share computations:

	Three Months Ended September 30,
	(Dollars in thousands, except per share amounts)
	2007			2006
		Weighted			Weighted
	Net	Avg.	Per Share	Net	Avg.	Per Share
	Income	Shares(1)	Amount	Income	Shares(1)	Amount

Basic computations	$2,418	8,223,257	$0.29	$2,525	8,054,527	$0.31

Effect of dilutive securities:
Common stock options and stock grants		369,718	(0.01)		504,003	(0.01)

Diluted computations	$2,418	8,592,975	$0.28	$2,525	8,558,530	$0.30

	Nine Months Ended September 30,
	(Dollars in thousands, except per share amounts)
	2007			2006
		Weighted			Weighted
	Net	Avg.	Per Share	Net	Avg.	Per Share
	Income	Shares(1)	Amount	Income	Shares(1)	Amount

Basic computations	$6,695	8,193,268	$0.82	$6,926	8,016,949	$0.86

Effect of dilutive securities:
Common stock options and stock grants		415,528	(0.04)		499,535	(0.05)

Diluted computations	$6,695	8,608,796	$0.78	$6,926	8,516,484	$0.81

(1)	Weighted average shares outstanding have been adjusted for the 10% common stock dividend paid May 31, 2007 to shareholders of record on May 15, 2007.

5.	Operating Expenses:

The following table details Intermountain’s components of total operating expenses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(Dollars in thousands)

Salaries and employee benefits	$6,646	$5,590	$19,088	$15,770
Occupancy expense	1,544	1,244	4,381	3,560
Advertising	437	427	1,008	858
Fees and service charges	398	350	1,069	800
Printing, postage and supplies	349	325	1,096	1,079
Legal and accounting	354	324	960	935
Other expense	990	961	2,750	2,812

Total operating expenses	$10,718	$9,221	$30,352	$25,814

6.	Equity Compensation Plans:

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

The Company utilizes its stock to compensate employees and Directors under the 1999 Director Stock Option Plan, the 1999 Employee Plan and the 1988 Employee Plan (together the “Stock Option Plans”). Options to purchase Intermountain common stock have been granted to employees and directors under the Stock Option Plans at prices equal to the fair market value of the underlying stock on the dates the options were granted. The options vest 20% per year, over a five-year period, and expire in 10 years. At September 30, 2007, there were 245,140 shares available for grant. The Company did not grant options to purchase Intermountain common stock during either the nine months ended September 30, 2007 or 2006.

For the nine months ended September 30, 2007 and 2006, stock option expense totaled $97,000 and $106,000, respectively. The Company has approximately $167,000 remaining to expense related to the non-vested stock options outstanding at September 30, 2007. This expense will be recorded over a weighted average period of 13 months. The expense for the stock option expense was based on the fair value of options granted calculated using the Black-Scholes valuation model per FAS 123R. Assumptions used in the Black-Scholes option-pricing model for options issued in years prior to 2005 are as follows:

Dividend yield	0.0%
Expected volatility	17.0% - 46.6%
Risk free interest rates	4.0% - 7.1%
Expected option lives	5 - 10 years
Forfeiture rate	0.0%
In 2003, shareholders approved a change to the 1999 Employee Option Plan to provide for the granting of restricted stock awards. The Company has granted restricted stock to directors and employees beginning in 2005. The restricted stock vests 20% per year, over a five-year period. The Company granted 32,524 and 27,321 restricted shares with a grant date fair value of $704,000 and $483,000 during the nine months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 and 2006, restricted stock expense totaled $174,000 and $94,000, respectively. Total expense related to stock-based compensation recorded in the nine months ended September 30, 2007 and 2006 was $305,000 and $235,000, respectively.

A summary of the changes in stock options outstanding for the nine months ended September 30, 2007 is presented below:

	Nine months ended September 30, 2007
	(dollars in thousands, except per share amounts)
		Weighted-
		Average
	Number of	Exercise
	Shares (1)	Price (1)
Beginning Options Outstanding	575,945	$5.35
Options Granted	—	—
Exercises	81,463	4.37
Forfeitures	944	9.13

Ending options outstanding	493,538	5.51

Exercisable at September 30	444,049	$5.08

(1)	Number of Shares and Weighted-Average Exercise Price have been adjusted for the 10% common stock dividend paid May 31, 2007 to shareholders of record on May 15, 2007.
The total intrinsic value of options exercised during the nine months ended September 30, 2007 and 2006 were $1,157,000 and $1,127,000, respectively.

A summary of the Company’s nonvested restricted shares as of September 30, 2007 and changes during the nine months ended September 30, 2007 is presented below:

		Weighted-
		Average
	Number of	Grant-Date
Nonvested Shares	Shares (1)	Fair Value (1)

Nonvested at January 1, 2007	45,091	$17.23
Granted	32,524	21.65
Vested	(9,718)	17.15
Forfeited	(3,508)	20.33

Nonvested at September 30, 2007	64,389	$19.60

(1)	Number of Shares and Weighted-Average Grant-Date Fair Value have been adjusted for the 10% common stock dividend paid May 31, 2007 to shareholders of record on May 15, 2007.
As of September 30, 2007, there was $1.1 million of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under this plan. This cost is expected to be recognized over a weighted-average period of 3.2 years.

7.	New Accounting Pronouncements:

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
General
     Intermountain Community Bancorp (“Intermountain” or “the Company”) is a financial holding company registered under the Bank Holding Company Act of 1956, as amended. Panhandle State Bank (“Panhandle”), a wholly owned subsidiary of Intermountain, was first opened in 1981 to serve the local banking needs of Bonner County, Idaho. Since then, Panhandle has continued to grow by opening additional branch offices throughout Idaho, eastern Washington and eastern Oregon. Intermountain focuses its banking and other services on individuals, professionals, and small to medium-sized businesses throughout its market area.
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
     In March 2007, the Company opened a loan production office in Nampa, Idaho to capitalize on the rapidly growing Ada and Canyon County markets. The Company is also constructing a new building, the Sandpoint Financial and Technical Center, with occupancy scheduled for early 2008. Intermountain will occupy approximately 60% of the building as it relocates its Sandpoint branch, executive offices and administrative offices from several other buildings nearby. Additionally, the Company built a new branch in Spokane Valley, Washington into which its existing Spokane Valley branch was relocated in late August 2007. It includes a full-service branch, a home loan center and administrative offices. These expansions allow the Company to better serve its existing and prospective customer base in those markets and consolidate administrative staff into fewer locations.
     Panhandle State Bank, the Company’s banking subsidiary, acquired Premier Financial Services in late 2006 for a combination of Intermountain stock and cash. The new Panhandle division operates under the name Intermountain Community Investment Services (“ICI”). It provides wealth advisory services and offers non FDIC-insured investment and insurance products to bank customers.
     Based on asset size at September 30, 2007, Intermountain is the largest independent commercial bank headquartered in the state of Idaho, with consolidated assets of $1.04 billion. Intermountain’s subsidiary, Panhandle State Bank, is regulated by the Idaho Department of Finance, the State of Washington Department of Financial Institutions, the Oregon Division of Finance and Corporate Securities, and the Federal Deposit Insurance Corporation (“FDIC”), its primary federal regulator and the insurer of its deposits. Intermountain competes with a number of international banking groups, out-of-state banking companies, regional banking organizations, local community banks, savings banks, savings and loans, and credit unions throughout its market area.
     Intermountain offers banking and financial services designed to fit the needs of the communities it serves. Lending activities include consumer, commercial, commercial real estate, residential construction, mortgage and agricultural loans. A full range of deposit services are available including checking, savings and money market accounts as well as a number of certificates of deposit options. Trust and wealth management services, investment services, and business cash management solutions round out the Company’s financial offerings.
     Intermountain operates a multi-branch banking system with branches operating in a decentralized community bank structure. Intermountain plans to strategically grow its footprint through expansion in promising growth markets in the Pacific Northwest. The Company is pursuing a balance of asset and earnings growth by targeting profitable customer groups in its existing markets, opening offices with experienced, local staff in new markets, and acquiring other companies that present strategic opportunities and a close cultural fit with Intermountain. There can be no assurance that Intermountain will be successful in executing these plans.

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
     Allowance For Loan Losses. Determining the amount of the allowance for loan losses requires significant judgment and the use of estimates by management. Intermountain maintains an allowance for loan losses to absorb probable losses in the loan portfolio based on a periodic analysis of the portfolio and expected future losses. This analysis is designed to determine an appropriate level and allocation of the allowance for losses among loan types by considering factors affecting loan losses, including: specific losses; levels and trends in impaired and nonperforming loans; historical loan loss experience; current national and local economic conditions; volume, growth and composition of the portfolio; regulatory guidance; internal underwriting standards; and other relevant factors. Management monitors the loan portfolio to evaluate the adequacy of the allowance. The allowance can increase or decrease based upon the results of management’s analysis.
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
     Management believes the allowance for loan losses was adequate at September 30, 2007. While management uses available information to provide for loan losses, the ultimate collectibility of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions and other relevant factors. A slowdown in economic activity, a sharp increase in inflation or rapidly rising interest rates could adversely affect cash flows for both commercial and individual borrowers, which could cause Intermountain to experience increases in nonperforming assets, delinquencies and losses on loans.
     Investments.  Assets in the investment portfolio are initially recorded at cost, which includes any premiums and discounts. Intermountain amortizes premiums and discounts as an adjustment to interest income using the interest yield method over the life of the security. The cost of investment securities sold, and any resulting gain or loss, is based on the specific identification method.
     Management determines the appropriate classification of investment securities at the time of purchase. Held-to-maturity securities are those securities that Intermountain has the intent and ability to hold to maturity, and are recorded at amortized cost. Available-for-sale securities are those securities that would be available to be sold in the future in response to liquidity needs, changes in market interest rates, and asset-liability management strategies, among others. Available-for-

sale securities are reported at fair value, with unrealized holding gains and losses reported in stockholders’ equity as a separate component of other comprehensive income, net of applicable deferred income taxes.
     Management evaluates investment securities for other than temporary declines in fair value on a periodic basis. If the fair value of investment securities falls below their amortized cost and the decline is deemed to be other than temporary, the securities will be written down to current market value and the write down will be deducted from earnings. There were no investment securities which management identified to be other-than-temporarily impaired for the nine months ended September 30, 2007. Charges to income could occur in future periods due to a change in management’s intent to hold the investments to maturity, a change in management’s assessment of credit risk, or a change in regulatory or accounting requirements.
     Goodwill and Other Intangible Assets.  Goodwill arising from business combinations represents the value attributable to unidentifiable intangible elements in the business acquired.  Intermountain’s goodwill relates to value inherent in the banking business and the value is dependent upon Intermountain’s ability to provide quality, cost-effective services in a competitive market place. As such, goodwill value is supported ultimately by revenue that is driven by the volume of business transacted. A decline in earnings as a result of a lack of growth or the inability to deliver cost-effective services over sustained periods can lead to impairment of goodwill that could adversely impact earnings in future periods. Goodwill is not amortized, but is subjected to impairment analysis each December. No impairment was considered necessary during the nine months ended September 30, 2007. However, future events could cause management to conclude that Intermountain’s goodwill is impaired, which would result in the recording of an impairment loss. Any resulting impairment loss could have a material adverse impact on Intermountain’s financial condition and results of operations.
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
Intermountain Community Bancorp
Comparison of the Three and Nine Month Periods Ended September 30, 2007 and 2006
Results of Operations
     Overview.  Intermountain reported net income of $2.4 million, or $0.28 per diluted share, for the three months ended September 30, 2007, compared with net income of $2.5 million, or $0.30 per diluted share, for the three months ended September 30, 2006.   Intermountain reported net income of $6.7 million, or $0.78 per diluted share, for the nine months ended September 30, 2007, compared with net income of $6.9 million, or $0.81 per diluted share, for the nine months ended September 30, 2006. The slight decline in earnings during these periods reflects increases in the Company’s loan loss provision, narrowing of the net interest margin, and increased non-interest expenses.
     The annualized return on average assets (“ROA”) was 0.95% and 1.20% for the three months ended September 30, 2007 and 2006, respectively, and 0.93% and 1.18% for the nine months ended September 30, 2007 and 2006, respectively.  The annualized return on average equity (“ROE”) was 11.4% and 13.7% for the three months ended September 30, 2007 and 2006, respectively, and 10.9% and 13.3% for the nine months ended September 30, 2007 and 2006, respectively. Over these periods of time, the Company has continued to expand its customer base and asset balances, contributing to strong increases in both interest and non-interest income. However, these increases have been offset by increasing interest expense as liability pricing adjusted higher, a substantial increase in the loan loss provision for 2007 due to growth in the loan portfolio and weakening credit conditions, and increasing operating expenses related to continued growth and additional regulatory compliance requirements.

     Intermountain currently operates in some of the strongest growth markets in the nation, with continuing in-migration, employment gains and generally strong agricultural prices providing strength to the region. However, national economic conditions are presenting challenges for the Company’s communities and customers. These include the impacts of the downturn in the housing market, slower overall economic growth, and increases in oil and food prices, The Company does not have significant direct exposure to sub-prime mortgages or sub-prime mortgage-backed securities. However, the deteriorating housing market is creating pressure on some of its real-estate oriented customers, and weakening the growth of new loans in this sector of the market. In addition, the recent market rate cuts by the Federal Reserve limit the opportunity for significant expansion of the Company’s net interest margin in the near future. As the Company has grown, it has also experienced increasing regulatory requirements, particularly related to consumer protection, information security, anti-terrorism efforts, and internal control. While Intermountain expects these challenges to remain in the near-term, it is proactively executing its strategic plans for company improvement. The Company continues to refine its marketing and business development strategies to focus on targeted profitable customer segments, the growth of lower cost core deposits, and growth in commercial, agricultural and industrial loans, and has seen success in all these initiatives. Management is also pursuing strategies to limit future growth in non-interest expense, and will begin several significant process improvement projects in the next few months. Management also continues to centralize certain operational and loan processes, in order to improve productivity and decrease costs.
     Net Interest Income.  The most significant component of earnings for the Company is net interest income, which is the difference between interest income from the Company’s loan and investment portfolios, and interest expense from deposits, repurchase agreements and other borrowings.  During the three months ended September 30, 2007 and 2006, net interest income was $12.4 million and $11.1 million, respectively, an increase of 11.3%. During the nine months ended September 30, 2007 and 2006, net interest income was $34.7 million and $30.6 million, respectively, an increase of 13.2%. The Company continued to experience consistent growth in earning assets during these periods, offset by the impact of a decline in the net interest margin. During both periods, the cost of interest-bearing liabilities rose more quickly than the yield on interest-earning assets.
     Average interest-earning assets increased by 17.9% to $911.2 million for the three months ended September 30, 2007, compared to $772.7 million for the three months ended September 30, 2006.  Average loans increased by 19.4% or $125.7 million, while average investments and cash increased by 10.3% or $12.8 million over the same period in 2006. Loan growth was driven by increases in existing markets and strong contributions from branches that were added in the last two years. The increase in the investment portfolio was primarily due to additional purchases of investments for risk management and hedging purposes. Average interest-bearing liabilities increased by 18.8% or $142.4 million, including an $89.3 million, or 13.6%, growth in average deposits and a $53.2 million, or 52.7%, growth in other borrowings. Increases in average deposits resulted from a combination of growth in the bank’s existing markets, contributions from new markets, and wholesale deposits purchased as part of the hedging program. Additional repurchase agreements made with municipal customers in local markets and increased FHLB advances as part of the Company’s interest rate risk management program were the primary factors in the growth in other borrowings. Average net interest spread during the three months ended September 30, 2007 and 2006 was 5.34% and 5.65%, respectively.
     Average interest-earning assets increased by 22.3% to $875.7 million for the nine months ended September 30, 2007, compared to $716.1 million for the nine months ended September 30, 2006.  Average loans increased by 20.6% or $125.0 million, while average investments increased by 31.3% or $34.6 million over the same period in 2006.  The increase in the components of average interest-earning assets largely mirrored the quarter-over-quarter results, with significant loan growth from both existing and new markets and an increase in the investment portfolio due to additional purchases of investments for risk management and hedging purposes. Average interest-bearing liabilities increased by 22.8% or $159.1 million, including $94.0 million, or 15.1%, growth in average deposits and a $65.1 million, or 88.1%, growth in other borrowings. Much of the growth in other borrowings over this period was the result of repurchase agreements and increased FHLB advances. Average net interest spread during the nine months ended September 30, 2007 and 2006 was 5.23% and 5.66%, respectively.
     Similar to the declines in net interest spread, net interest margin decreased 32 basis points during the three months ended September 30, 2007 to 5.38%, compared to the same period in 2006, and decreased 42 basis points to 5.30% during the nine months ended September 30, 2007, compared to the same period last year. This was due to the increased cost of interest-bearing liabilities outpacing increases in the yields on earning assets. After growing in recent years in response to rising short-term market rates, the yield on earning assets flattened and stabilized during the past year, while the cost of interest-bearing liabilities continued to increase in response to earlier market rate increases. The Company’s assets and liabilities both reprice relatively quickly in response to changing market rates, but changes in the cost of its liabilities tend to lag changes in its earning asset yield when market rates trend upward. The decrease in the margin over the past year reflects this lag effect. However, the Company’s net interest margin has improved slightly over the last nine months, increasing to 5.38% in the third quarter of 2007 compared to 5.24% and 5.32%, respectively, in the first and second quarters.

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
     Intermountain recorded provisions for losses on loans of $1.2 million and $0.9 million for the three months ended September 30, 2007 and 2006, respectively. Intermountain recorded provisions for losses on loans of $3.2 million and $1.6 million for the nine months ended September 30, 2007 and 2006, respectively. The provision reflects the analysis and assessment of the relevant factors mentioned in the preceding paragraph. The increases are due to growth in the loan portfolio and weakening credit conditions, particularly in the residential land, subdivision development, and residential construction segments of the Company’s loan portfolio. In particular, the Company wrote off three credit relationships totaling $1.2 million in the nine months ended September 30, 2007 in these segments. Management believes that provision and charge-off activity in 2007 reflect a slowing economy and a more normal historical credit environment than the unusually low numbers posted in the first nine months of 2006. However, it has also been taking proactive steps to address potential future credit problems through the implementation of additional credit and portfolio analysis software, stricter collateral evaluation procedures and more detailed review of potentially higher risk credits. The loan loss allowance to total loans ratio was 1.48% at September 30, 2007, compared to 1.52% at September 30, 2006. The loan portfolio increased by 17.5% during this period.
The following table summarizes loan loss allowance activity for the periods indicated.

	Nine Months Ended September 30,
	2007	2006
	(Dollars in thousands)

Balance at January 1	$9,837	$8,100
Provision for losses on loans	3,228	1,576
Amounts written off, net of recoveries	(1,650)	(128)
Transfers	(3)	(53)

Allowance — loans, September 30	11,412	9,495

Allowance — unfunded commitments, January 1	482	417
Adjustment	(389)	—
Transfers	3	53

Allowance — unfunded commitments, September 30	96	470

Total credit allowance including unfunded commitments	$11,508	$9,965

     The allowance calculation for the nine months ended September 30, 2007 reflects the removal of the allowance for unfunded credit commitments from the allowance for loan losses as required by new guidance from the Company’s federal banking regulators. In re-analyzing the allowance for unfunded commitments, the Company decreased the allowance in response to its review of historical loss rates and perceived potential risk.
     At September 30, 2007, Intermountain’s total classified assets were $21.3 million, compared with $6.7 million at September 30, 2006. Total nonperforming loans were $1.5 million at September 30, 2007, compared with $0.7 million at September 30, 2006. The increase in classified assets was due to growth in the overall loan portfolio, plus the addition of four larger commercial loan relationships, which management believes are adequately collateralized and provided for in the allowance for loan loss. Other real estate owned totaled $1.1 million at September 30, 2007 compared to $0.8 million at September 2006. At September 30, 2007, Intermountain’s loan delinquency ratio (30 days and over) as a percentage of total loans was 1.28%, compared with 0.31% at September 30, 2006. Management believes that the Company’s credit quality remains relatively solid compared to earlier historical norms, but reflects some deterioration over its position the last couple years as a result of changing market conditions. Management remains confident in its credit management system, and is responding to weaker credit markets proactively.
     Other Income. Total other income was $3.6 million and $3.0 million for the three months ended September 30, 2007 and 2006, respectively. Total other income was $9.8 million and $7.8 million for the nine months ended September 30, 2007 and 2006, respectively. Fees and service charge income increased to $8.5 million for the nine months ended September 30, 2007 from $7.4 million for the same period last year, reflecting growth in deposit service charges from both volume and price increases. Increased debit card activity, contract income from the bank’s secured deposit program and improved trust and investment income also contributed to the increase in the Company’s non-interest income. Slowing mortgage banking income dampened the overall increase slightly during the period. Comparative results were impacted by a restructuring of the investment portfolio in the second quarter of 2006 which created a $1.0 million pre-tax loss in the 2006 period. This restructuring improved both the long-term return of the investment portfolio and its risk characteristics. Expanding the depth and breadth of the Company’s non-interest revenue continues to be a high priority for management. It is actively targeting profitable customer groups with new products, ranging from trust services to business cash management solutions, and is evaluating several new non-interest income initiatives.
     Operating Expenses. Operating expenses were $10.7 million for the three months ended September 30, 2007, a 16.2% increase compared to $9.2 million for the three months ended September 30, 2006. Operating expenses were $30.4 million for the nine months ended September 30, 2007, a 17.6% increase compared to $25.8 million for the nine months ended September 30, 2006. This compares with a $7.2 million, or 38.3%, increase in non-interest expense for the 2006 nine-month period versus the same period in 2005. The rates of increase in operating expenses are slowing as the Company is focusing more attention on improving efficiency. The primary factors in the growth in non-interest expense continue to be staffing and fixed asset increases to support both organic bank growth and increasing regulatory expectations.
     The Company’s efficiency ratio increased slightly to 67.2% for the three months ended September 30, 2007 from 65.5% in the corresponding period in 2006. The Company’s efficiency ratio increased to 68.2% for the nine months ended September 30, 2007 compared to 67.2% in the corresponding period in 2006. As a percentage of average assets, annualized non-interest expense totaled 4.19% for the first nine months of 2007 versus 4.39% for the same period in 2006.
     Salaries and employee benefits were $6.6 million for the three months ended September 30, 2007, an 18.9% increase compared to $5.6 million for the three months ended September 30, 2006. Salaries and employee benefits were $19.1 million for the nine months ended September 30, 2007, a 21.0% increase compared to $15.8 million for the nine months ended September 30, 2006. The employee costs reflect increased staffing due to the addition of several new offices during 2006 and early 2007, and additional administrative staff as a result of continued growth and heightened regulatory compliance requirements. At September 30, 2007, full-time-equivalent employees totaled 441, compared with 401 at September 30, 2006. Growth in FTE has moderated significantly since early 2007.
     Occupancy expenses were $1.5 million for the three months ended September 30, 2007, a 24.1% increase compared to $1.2 million for the same period one year ago. Occupancy expenses were $4.4 million for the nine months ended September 30, 2007, a 23.1% increase compared to $3.6 million for the nine months ended September 30, 2006. The increase was primarily due to costs associated with branches added during 2006 and 2007, additional square footage associated with administrative staff needed to support bank growth, and additional software and hardware costs related to the addition of new branch and administrative support staff.
     Growth in other non-interest expenses moderated to 5.9% during the comparative three-month reporting period, and 6.2% during the comparative nine-month reporting periods, as the company exercised greater control over marketing, printing, postage, supplies, legal, accounting, and other expenses.
     The Company has invested heavily in human capital, buildings and technology over the past several years, as it has sought to grow rapidly while building the infrastructure necessary to maintain high service standards, operational integrity and compliance with expanded regulatory requirements. While adjusting to a changing market, management believes it can leverage these investments made to continue growing over the next several years, and operate more efficiently in the future. The Company is currently slowing the pace of new branch openings while it pursues a number of efficiency improvement initiatives, including the implementation of branch imaging technology, automating and streamlining the loan processing function, and centralizing and standardizing certain operational functions. Management will be conducting additional detailed reviews of all major business processes over the next year to identify other opportunities for improvement.
     Income Tax Provision. Intermountain recorded federal and state income tax provisions of $1.6 million and $1.4 million for the three months ended September 30, 2007 and 2006, respectively. Intermountain recorded federal and state income tax provisions of $4.2 million and $4.1 million for the nine months ended September 30, 2007 and 2006, respectively. The effective tax rates were 39.7% and 36.0% for the three months ended September 30, 2007 and 2006, respectively, and 38.7% and 37.2% for the nine months ended September 30, 2007 and 2006, respectively. The increases in the effective tax rates reflect small adjustments made as a result of a state tax audit, the overall reduction in investment tax credits available to the Company, and declining tax-exempt bond income as a percentage of overall interest income.

Financial Position
     Assets. At September 30, 2007, Intermountain’s assets reached a record $1.04 billion, up $121.9 million from $919.9 million at December 31, 2006. The growth in assets primarily reflected an increase in loans receivable, investments available for sale and office properties and equipment, partially offset by decreased cash and cash equivalents. The increase in loans receivable was funded by increases in customer deposits and other borrowings.
     Investments. Intermountain’s investment portfolio at September 30, 2007 was $161.6 million, an increase of $34.6 million from the December 31, 2006 balance of $127.0 million. The increase was primarily due to the addition of $41.3 million in investment securities purchased as part of a hedging transaction to help protect the Company’s net interest income against additional decreases in short-term market interest rates.
     Loans Receivable. At September 30, 2007 net loans receivable totaled $760.2 million, up $95.8 million or 14.4% from $664.4 million at December 31, 2006. During the nine months ended September 30, 2007, total loan originations were $498.0 million compared with $488.7 million for the prior year’s comparable period. The increases were primarily due to improved lending performance in certain existing markets and strong production from lending personnel in the Company’s new markets.
     The following table sets forth the composition of Intermountain’s loan portfolio at the dates indicated. Loan balances exclude deferred loan origination costs and fees and allowances for loan losses.

	September 30, 2007		December 31, 2006
	Amount	%	Amount	%
	(Dollars in thousands)

Commercial (includes commercial real estate)	$625,904	81.02	$527,345	78.03
Residential real estate	112,825	14.60	112,569	16.66
Consumer	27,335	3.54	31,800	4.71
Municipal	6,455	0.84	4,082	0.60

Total loans receivable	772,519	100.00	675,796	100.00

Net deferred origination fees	(882)		(1,074)
Allowance for losses on loans	(11,412)		(10,319)

Loans receivable, net	$760,225		$664,403

Weighted average yield at end of period	8.48%		8.65%
     The following table sets forth Intermountain’s loan originations for the periods indicated.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2007	2006	% Change	2007	2006	% Change
	(Dollars in thousands)

Commercial	$91,777	$105,017	(12.6)	$400,215	$378,219	5.8
Residential real estate	29,079	32,384	(10.2)	75,055	86,854	(13.6)
Consumer	6,587	6,933	(5.0)	16,483	19,933	(17.3)
Municipal	3,365	3,421	(1.6)	6,268	3,744	67.4

Total loans originated	$130,808	$147,755	(11.5)	$498,021	$488,750	1.9

     Office Properties and Equipment. Office properties and equipment increased 57.0% to $39.9 million over $25.4 million at December 31, 2006, due primarily to the building of the Sandpoint Financial and Technical Center, expected to be completed in early 2008, and the new Spokane Valley branch, which was completed in August 2007.

     BOLI and All Other Assets. Bank-owned life insurance (“BOLI”) and other assets increased to $23.7 million at September 30, 2007 from $20.9 million at December 31, 2006. The increase was primarily due to increases in the net deferred tax asset and accrued interest receivable.
     Deposits. Total deposits increased $84.6 million to $778.3 million at September 30, 2007 from $693.7 million at December 31, 2006, due to a combination of improved volumes in existing branches, increased contributions from new markets and increased wholesale deposits purchased as part of the risk management hedging transaction referenced in the Investments section above. Management continues to pursue its strategy of lowering overall funding costs by growing lower cost checking, savings and money market balances and using wholesale funding selectively to protect its core funding base. The Company’s hiring initiatives, retail compensation plans, promotional strategies and new product introductions all support this emphasis.
     The following table sets forth the composition of Intermountain’s deposits at the dates indicated.

	September 30, 2007		December 31, 2006
	Amount	%	Amount	%
	(Dollars in thousands)

Demand	$168,955	21.7	$141,601	20.4
NOW and money market 0.0% to 5.6%	317,459	40.8	291,412	42.0
Savings and IRA 0.0% to 4.4%	87,894	11.3	81,955	11.8
Certificate of deposit accounts	203,988	26.2	178,718	25.8

Total deposits	$778,296	100.0	$693,686	100.0

Weighted-average interest rate on certificates of deposit		4.73%		4.47%
     Borrowings. Deposit accounts are Intermountain’s primary source of funds. The Company also relies upon advances from the Federal Home Loan Bank of Seattle, repurchase agreements and other borrowings to supplement its funding and to meet deposit withdrawal requirements. These borrowings totaled $167.4 million and $133.9 million at September 30, 2007 and December 31, 2006, respectively. During the period, the Company drew $24.0 million in FHLB advances to fund the investment hedge noted above, and advanced $11.2 million from its credit line with Pacific Coast Bankers Bank to fund the construction of the Sandpoint Financial & Technical Center. See “Liquidity and Sources of Funds” for additional information.
Interest Rate Risk
     The results of operations for financial institutions may be materially and adversely affected by changes in prevailing economic conditions, including rapid changes in interest rates, declines in real estate market values and the monetary and fiscal policies of the federal government. Like all financial institutions, Intermountain’s net interest income and its NPV (the net present value of financial assets, liabilities and off-balance sheet contracts), are subject to fluctuations in interest rates. Intermountain utilizes various tools to assess and manage interest rate risk, including an internal income simulation model that seeks to estimate the impact of various rate changes on the net interest income, net income and economic fair value of the bank. This model is validated by comparing results against various third-party estimations. Currently, the model and third-party estimates indicate that Intermountain is slightly asset-sensitive. An asset-sensitive bank generally sees improved net interest income and net income in a rising rate environment, as its assets re-price more rapidly and/or to a greater degree than its liabilities. The opposite is true in a falling interest rate environment. When market rates fall, an asset-sensitive bank tends to see declining income.
     To minimize the long-term impact of fluctuating interest rates on net interest income, Intermountain generally promotes a loan pricing policy of utilizing variable interest rate structures that associates loan rates to Intermountain’s internal cost of funds and to nationally recognized lending indices, including the prime rate. This approach, when combined with the liability-side strategies discussed below, has contributed historically to a consistent interest rate spread over the long-term and reduces pressure from borrowers to renegotiate loan terms during periods of falling interest rates. Intermountain currently maintains over fifty percent of its loan portfolio in variable interest rate assets.

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
     As discussed above, Intermountain uses a simulation model designed to measure the sensitivity of net interest income and net income to changes in interest rates. This simulation model is designed to enable Intermountain to generate a forecast of net interest income and net income given various interest rate forecasts and alternative strategies. The model is also designed to measure the anticipated impact that prepayment risk, basis risk, customer maturity preferences, volumes of new business and changes in the relationship between long-term and short-term interest rates have on the performance of Intermountain. The results of current modeling are within guidelines established by the Company. In general, model results reflect marginal performance improvement in the case of a rising rate environment, and a marginal negative impact in a falling rate environment. Given its current asset-sensitivity, Intermountain has implemented certain hedging actions to protect the Company’s financial performance in a period of falling market interest rates, including a $41.3 million leveraged investment purchase during the quarter ended September 30, 2007. This purchase was funded with a combination of wholesale certificates of deposit and Federal Home Loan Bank advances, and was designed to provide marginal income if rates remained unchanged and significant income protection should market rates drop. If market rates rise, this hedge would detract from income, but should be offset by improved performance from other interest-earning assets.
     Intermountain is continuing to pursue strategies to manage the level of its interest rate risk while increasing its net interest income and net income: 1) through the origination and retention of variable-rate consumer, business banking, and commercial real estate loans, which generally have higher yields than residential permanent loans; 2) by the origination of additional long-term fixed-rate loans and investments that may provide protection should market rates decline further; and 3) by increasing the level of its core deposits, which are generally a lower-cost, less rate-sensitive funding source than wholesale borrowings. There can be no assurance that Intermountain will be successful implementing any of these strategies or that, if these strategies are implemented, they will have the intended effect of reducing interest rate risk or increasing net interest income.
     Intermountain also uses gap analysis, a traditional analytical tool designed to measure the difference between the amount of interest-earning assets and the amount of interest-bearing liabilities expected to re-price in a given period. Intermountain calculated its one-year cumulative re-pricing gap position to be negative 31% and a negative 35% at September 30, 2007 and December 31, 2006, respectively. Management attempts to maintain Intermountain’s gap position between positive 20% and negative 35%. At September 30, 2007 and December 31, 2006, Intermountain’s gap positions were within guidelines established by its Board of Directors. Management is pursuing strategies to increase its net interest income without significantly increasing its cumulative gap positions in future periods. There can be no assurance that Intermountain will be successful implementing these strategies or that, if these strategies are implemented, they will have the intended effect of increasing its net interest income. See “Results of Operations — Net Interest Income” and “Capital Resources.”
Liquidity and Sources of Funds
     As a financial institution, Intermountain’s primary sources of funds from assets include the collection of loan principal and interest payments, cash flows from various investment securities, and occasional sales of loans, investments or other assets. Liability financing sources consist primarily of customer deposits, repurchase obligations with local customers, advances from FHLB Seattle and correspondent bank borrowings. Deposits increased to $778.3 million at September 30, 2007 from $693.7 million at December 31, 2006. This increase in deposits largely funded the increase in loans, with additional funding coming from the drawdown of the Company’s Fed Funds Sold position. At September 30, 2007 and December 31, 2006, securities sold subject to repurchase agreements were $104.6 million and $106.3 million, respectively. These borrowings are required to be collateralized by investments with a market value exceeding the face value of the borrowings. Under certain circumstances, Intermountain could be required to pledge additional securities or reduce the borrowings.

     During the nine months ended September 30, 2007, cash used in investing activities consisted primarily of the funding of new loan volumes, and the above-noted purchase of additional investment securities. During the same period, cash provided by financing activities consisted primarily of increases in demand deposits, money market accounts, savings deposits, wholesale certificates of deposits and additional Federal Home Loan Bank borrowings
     Intermountain’s credit line with FHLB Seattle provides for borrowings up to a percentage of its total assets subject to general collateralization requirements. At September 30, 2007, the Company’s credit line represented a total borrowing capacity of approximately $87.4 million, of which $29.0 million was being utilized. Intermountain also borrows on an unsecured basis from correspondent banks and other financial entities. Correspondent banks and other financial entities provided additional borrowing capacity of $35.0 million at September 30, 2007. As of September 30, 2007 there were no unsecured funds borrowed.
     Intermountain actively manages its liquidity to maintain an adequate margin over the level necessary to support expected and potential loan fundings and deposit withdrawals. This is balanced with the need to maximize yield on alternate investments. The liquidity position may vary from time to time, depending on economic conditions, deposit flows and loan funding needs.
Capital Resources
     Intermountain’s total stockholders’ equity was $86.1million at September 30, 2007 compared with $78.1 million at December 31, 2006. The increase in total stockholders’ equity was primarily due to the increase in net income and the increase in the market value of the available-for-sale investment portfolio. Stockholders’ equity decreased to 8.3% of total assets at September 30, 2007, compared to 8.5% of total assets at December 31, 2006, primarily due to the growth in assets during 2007. On April 25, 2007, the Board of Directors approved a 10% stock dividend to shareholders. The stock dividend was payable May 31, 2007 to shareholders of record as of May 15, 2007.
     At September 30, 2007, Intermountain had no unrealized losses or gains, net of related income taxes, on investments classified as available-for-sale, as compared to an unrealized loss of $111,000, net of related income taxes, on investments classified as available-for-sale at December 31, 2006. Fluctuations in prevailing interest rates continue to cause volatility in this component of accumulated comprehensive change in stockholders’ equity and may continue to do so in future periods.
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
     Intermountain and Panhandle are required by applicable regulations to maintain certain minimum capital levels and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier I capital to average assets. Intermountain and Panhandle plan to maintain their capital resources and regulatory capital ratios through the retention of earnings and the management of the level and mix of assets, although there can be no assurance in this regard. At September 30, 2007, Intermountain exceeded all such regulatory capital requirements and was “well-capitalized” pursuant to FFIEC regulations.
     The following tables set forth the amounts and ratios regarding actual and minimum core Tier 1 risk-based and total risk-based capital requirements, together with the amounts and ratios required in order to meet the definition of a “well-capitalized” institution as reported on the quarterly FFIEC call report at September 30, 2007.

					Well-Capitalized
	Actual		Capital Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets):
The Company	$100,162	11.16%	$71,771	8%	$89,714	10%
Panhandle State Bank	99,622	11.10%	71,779	8%	89,723	10%
Tier I capital (to risk-weighted assets):
The Company	88,944	9.91%	35,885	4%	53,828	6%
Panhandle State Bank	88,404	9.85%	35,889	4%	53,834	6%
Tier I capital (to average assets):
The Company	88,944	8.92%	39,878	4%	49,848	5%
Panhandle State Bank	88,404	9.13%	38,747	4%	48,434	5%

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
     The following table represents Intermountain’s on-and-off balance sheet aggregate contractual obligations to make future payments as of September 30, 2007.

	Payments Due by Period
		Less than	1 to 3	3 to 5	More than
	Total	1 year	years	years	5 years
	(Dollars in thousands)

Long-term debt (1)	$114,010	$4,310	$31,894	$34,069	$43,737
Short-term debt (1)	96,421	96,421	—	—	—
Capital lease obligations	—	—	—	—	—
Operating lease obligations (2)	13,688	1,051	1,545	1,303	9,789
Purchase obligations (3)	5,208	5,208	—	—	—
Other long-term liabilities reflected on the registrant’s balance sheet under GAAP	—	—	—	—	—

Total	$229,327	$106,990	$33,439	$35,372	$53,526

(1)	Includes interest payments.

(2)	Excludes recurring accounts payable, accrued expenses and other liabilities, repurchase agreements and customer deposits, all of which are recorded on the Company’s balance sheet.

(3)	The Company is constructing a 94,000 square foot Sandpoint Financial and Technical Center.
New Accounting Pronouncements
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
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 provides entities with an option to report certain financial assets and liabilities at fair value — with changes in fair value reported in earnings - and requires additional disclosures related to an entity’s election to use fair value reporting. It also requires entities to display the fair value of those assets and liabilities for which the entity has elected to use fair value on the face of the balance sheet. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that SFAS No. 159 may have on its future consolidated financial statements.
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
     Forward-looking statements provide our expectations or predictions of future conditions, events or results. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. These statements speak only as of the date they are made. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements were made. There are a number of factors, many of which are beyond our control, which could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements. These factors, some of which are discussed elsewhere in this report, include:
•	the strength of the United States economy in general and the strength of the local economies and real estate markets in which Intermountain conducts its operations;

•	a deep decline in the housing market or a significant tightening in available credit for businesses and consumers;

•	significantly increased defaults and delinquencies in the Company’s loan portfolio as a result of worsening economic conditions;

•	the effects of inflation, interest rate levels and market and monetary fluctuations;

•	trade, monetary and fiscal policies and laws, including interest rate policies of the federal government;

•	applicable laws and regulations and legislative or regulatory changes;

•	the timely development and acceptance of new products and services of Intermountain;

•	the willingness of customers to substitute competitors’ products and services for Intermountain’s products and services;

•	Intermountain’s success in gaining regulatory approvals, when required;

•	technological and management changes;

•	announcement and successful and timely implementation of growth, acquisition and efficiency strategies;

•	Intermountain’s ability to successfully integrate entities that may be or have been acquired;

•	changes in consumer spending and saving habits; and

•	Intermountain’s success at managing the risks involved in the foregoing.
Item 3 — Quantitative and Qualitative Disclosures About Market Risk
The information set forth under the caption Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, is hereby incorporated herein by reference.
Item 4 — Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures: An evaluation of Intermountain’s disclosure controls and procedures (as required by section 13a — 15(b) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of Intermountain’s management, including the Chief Executive Officer and the Chief Financial Officer. Our Chief Executive Officer and Chief Financial Officer concluded that based on that evaluation, our disclosure controls and procedures as currently in effect are effective, as of September 30, 2007, in ensuring that the information required to be disclosed by us in the reports we file or submit under the Act is (i) accumulated and communicated to Intermountain’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
(b) Changes in Internal Control over Financial Reporting: In the nine months ended September 30, 2007, there were no changes in Intermountain’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, Intermountain’s internal control over financial reporting.
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
Item 1A Risk Factors
Except as noted below, there have been no other material changes from the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006.

•	the potential impact of a prolonged housing slump, substantial tightening of credit to businesses and consumers, and continued subprime and prime mortgage market volatility on the Company’s lending operations

Weakness in the housing sector and subprime mortgage markets is spreading into other credit markets and is impacting the lending operations of many financial institutions. The Company is not significantly involved in subprime mortgage activities, so its current direct exposure is limited. However, to the extent this market volatility affects the marketability of all mortgage loans, the real estate market, and consumer spending in general, it may have an indirect adverse impact on the Company’s lending operations, loan balances and non-interest income, and ultimately its net income.
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

INTERMOUNTAIN COMMUNITY BANCORP
(Registrant)

November 9, 2007	By:	/s/ Curt Hecker

Date		Curt Hecker
President
and Chief Executive Officer

November 9, 2007	By:	/s/ Doug Wright

Date		Doug Wright
Executive Vice President
and Chief Financial Officer