Form 10-K
period 2007-12-31
INTERMOUNTAIN COMMUNITY BANCORP
filed 2008-03-17
CIK 1284506

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☑ Accelerated filer	☐ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

As of June 30, 2007, the aggregate market value of the common equity held by non-affiliates of the registrant, computed by reference to the average of the bid and asked prices on such date as reported on the OTC Bulletin Board, was $113,597,000.

The number of shares outstanding of the registrant’s Common Stock, no par value per share, as of March 2, 2008 was 8,273,578.

DOCUMENTS INCORPORATED BY REFERENCE

Specific portions of the registrant’s Proxy Statement dated March 24, 2008 are incorporated by reference into Part III hereof.

PART I

Forward-Looking Statements

The discussion following below and elsewhere in this Form 10-K contains forward-looking statements, which are subject to safe harbors under the Securities Act of 1933 and the Securities Exchange Act of 1934. When used in this discussion and elsewhere in this Form 10-K, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements.” In addition, statements that refer to projections of the Company’s future financial performance, anticipated growth and trends in the Company’s businesses and in the financial services industry, including statements regarding the Company’s plans to expand, expected growth in “Other income” services, and expectations regarding operating expense levels during 2008, are forward-looking statements. Readers are cautioned to not place undue reliance on any such forward-looking statements, which speak only as of the date made, and readers are advised that various factors, including regional and national economic conditions, unfavorable judicial decisions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors and other factors listed under Risk Factors in Item 1A could affect the Company’s financial performance and could cause actual results for future periods to differ materially from those anticipated or projected. The Company does not undertake and specifically disclaim any obligation to update any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

Panhandle State Bank, a wholly owned subsidiary of the Company, was first opened in 1981 to serve the local banking needs of Bonner County, Idaho. Panhandle State Bank is regulated by the Idaho Department of Finance (“Department”), the State of Washington Department of Financial Institutions, the Oregon Division of Finance and Corporate Securities and by the Federal Deposit Insurance Corporation (“FDIC”), its primary federal regulator and the insurer of its deposits.

Since opening in 1981, the Bank has continued to grow by opening additional branch offices throughout Idaho. During 1999, the Bank opened its first branch under the name of Intermountain Community Bank, a division of Panhandle State Bank, in Payette, Idaho. Over the next four years, the Bank opened branches in Weiser, Coeur d’Alene, Nampa, Rathdrum, Caldwell and Post Falls, Idaho. In January 2003, the Bank acquired a branch office from Household Bank F.S.B. located in Ontario, Oregon, its first and only out-of-state branch at the time. Also, in 2003, the Company changed the names of the Coeur d’Alene, Post Falls, and Rathdrum branches from Intermountain Community Bank to Panhandle State Bank, because the Panhandle State Bank name had more brand recognition in the northern part of the state. In November 2004, Intermountain acquired Snake River Bancorp, Inc. (“Snake River”) and its subsidiary bank, Magic Valley Bank, which consisted of three branches. The branches are located in south central Idaho in the cities of Twin Falls, Gooding and Jerome. In June 2005, the Company opened a branch in Spokane Valley, Washington. In August 2005, the Company closed its Jerome, Idaho branch and consolidated the branch operations into its Twin Falls branch.

In 2006, the Company opened branches in Kellogg and Fruitland, Idaho and a branch in downtown Spokane, Washington. It also opened a Trust & Wealth division, offering trust & wealth management services to its customers. In September 2006, the Company opened a second branch in Twin Falls, Idaho, and purchased a small investment company, Premier Alliance, which now operates as Intermountain Community Investment Services (“ICI”), providing investment advisory services to its customers. In January 2007, the Company opened a loan production and administrative office in Nampa, Idaho, and in August of 2007, it relocated its Spokane Valley branch to a new larger facility.

The Bank has filed an application with its bank regulators to move its main office location. Pending final approval, the Bank will move its main office to a newly built structure in Sandpoint and will retain the current Sandpoint office as a drive-up banking facility.

The Bank’s primary service area covers three distinct geographical regions. The north Idaho and eastern Washington region encompasses the four northernmost counties in Idaho, including Boundary County, Bonner County, Shoshone County and Kootenai County and Spokane County in eastern Washington. The north Idaho region is heavily forested and contains numerous lakes. As such, the economies of these counties are primarily based on tourism, real estate development and natural resources, including logging, mining and agriculture. Both Kootenai and Bonner County have also experienced additional light industrial, high-tech, commercial, retail and medical development over the past ten years. Shoshone County is experiencing residential development relating to the outdoor recreation industry in the area. The Spokane County economy is the most diverse in eastern Washington. There is an emergence of new high tech industries, as well as an established base of mature businesses in the manufacturing, health care and service industries.

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

Primary Market Area

The Company conducts its primary banking business through its bank subsidiary, Panhandle State Bank. The Bank maintains its main office in Sandpoint, Idaho and has 18 other branches. In addition to the main office, seven branch offices operate under the name of Panhandle State Bank. Eight branches are operated under the name Intermountain Community Bank, a division of Panhandle State Bank, and three branches operate under the name Magic Valley Bank, a division of Panhandle State Bank. Sixteen of the Company’s branches are located throughout Idaho in the cities of Bonners Ferry, Caldwell, Coeur d’Alene, Fruitland, Gooding, Kellogg, Nampa, Payette, Ponderay, Post Falls, Priest River, Rathdrum, Sandpoint, Twin Falls and Weiser. One branch is located in Spokane Valley, Washington and one branch is located in Spokane, Washington. In addition, the Company has one branch located in Ontario, Oregon. The Company focuses its banking and other services on individuals, professionals, and small to medium-sized businesses throughout its market area. On December 31, 2007, the Company had total consolidated assets of $1.05 billion.

Competition

Based on total asset size as of December 31, 2007, the Company continues to be the largest independent community bank headquartered in Idaho. The Company competes with a number of international banking groups, out-of-state banking companies, state-wide banking organizations, and several local community banks, as well as savings banks, savings and loans, credit unions and other non-bank competitors throughout its market area. Banks and similar financial institutions compete based on a number of factors, including price, customer service, convenience, technology, local market knowledge, operational efficiency, advertising and promotion, and reputation. In competing against other institutions, the Company focuses on delivering highly personalized customer service with an emphasis on local decision-making. It recruits, retains and motivates seasoned, knowledgeable bankers who have worked in the Company’s market areas for extended periods of time and supports them with current technology. Product offerings, pricing and location convenience are generally competitive with other banks in its market areas. The Company seeks to differentiate itself based on the high skill levels and local knowledge of its staff, combined with sophisticated relationship management and profit systems that pinpoint marketing and service opportunities. The Company has employed these competitive tools to grow both market share and profitability over the past several years. Based on the June 2007 FDIC survey of banking institutions, the Company is the market share leader in deposits in five of the eleven counties in which it operates.

As discussed above, the Company’s principal market area is divided into three separate regions based upon population and the presence of banking offices. In the northern part of Idaho and eastern Washington, the delineated communities are Boundary, Bonner, Kootenai and Shoshone Counties in Idaho and Spokane County in Washington. Primary competitors in this northern region include US Bank, Wells Fargo, Washington Trust Bank, Sterling Savings Bank and Bank of America, all large international or regional banks, and Idaho Independent Bank and Mountain West Bank, both community banks.

In southwestern and south central Idaho and eastern Oregon, the Bank has delineated Washington, Payette, Canyon, Malheur, Twin Falls and Gooding Counties. Primary competitors in the southern region include international or regional banks, US Bank, Wells Fargo, Key Bank, Bank of America and Zions Bank, and community banks, Bank of the Cascades, Idaho Independent Bank, DL Evans Bank and Farmers National Bank.

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

The Bank also offers loans for agricultural and ranching purposes. These include expansion loans, short-term working capital loans, equipment loans, cattle or livestock loans, and real estate loans on a limited basis. Terms are generally up to one year for operating loans or lines of credit and up to seven years for term loans. As with other business loans, sound underwriting is applied by a staff of lending and credit personnel seasoned in this line of lending. Government guaranteed programs are utilized whenever appropriate and available. Agricultural real estate loans are considered for financially sound borrowers with strong financial and management histories.

Real Estate Loans.  For consumers, the Bank offers first mortgage loans to purchase or refinance homes, home improvement loans and home equity loans and credit lines. Conforming 1st mortgage loans are offered with up to 30-year maturities, while typical maturities for 2nd mortgages (home improvement and home equity loans and lines) are as stated below under “Consumer Loans.” Lot acquisition and construction loans are also offered to consumers with typical terms up to 36 months (interest only loans are also available) and up to 12 months (with six months’ extension), respectively. Loans for purchase, construction, rehabilitation or repurchase of commercial and industrial properties are also available through the Bank, as are property development loans, with up to two-year terms typical for construction and development loans, and up to 10 years for term loans (generally with re-pricing after three, five or seven years). Risk is mitigated by selling the conventional residential mortgage loans (currently nearly 100% are sold) and underwriting 2nd mortgage products for potential sale. Commercial real estate loans are generally confined to owner-occupied properties unless there is a strong customer relationship or sound business project justifying otherwise. All commercial real estate loans are restricted to borrowers with established track records and financial wherewithal. Project due diligence is conducted by the Bank, to help provide for adequate contingencies, collateral and/or government guaranties.

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

Investment Services

The Bank provides non-FDIC insured investment services through its division, Intermountain Community Investments (“ICI”). Products offered by ICI include annuities, equity and fixed income securities, mutual funds, insurance products and brokerage services to its customers. The Bank offers these products in a manner consistent with the principles of prudent and safe banking and in compliance with applicable laws, rules, regulations and regulatory guidelines. The Bank earns fees for providing these services.

Trust & Wealth Management Services

The Bank provides trust and wealth management services to its higher net worth customers to assist them in investment, tax and estate planning. The Bank offers these services in a manner consistent with the principles of prudent and safe banking and in compliance with applicable laws, rules, regulations and regulatory guidelines. The Bank earns fees for managing client’s assets and providing trust services.

Other Services

These services include automated teller machines (“ATMs”), debit cards, safe deposit boxes, merchant credit card acceptance services, savings bonds, remote deposit capture, direct deposit, night deposit, cash management services, internet and phone banking services, VISA/Mastercard credit cards and ACH origination services. The Bank is a member of the Star, Plus, Exchange, Interlink and Accell ATM networks. New products and services introduced in 2007 include check collect for businesses, enhanced internet cash management services and portfolio checking for professionals.

Loan Portfolio

The loan portfolio is the largest component of earning assets. In 2007, the Company increased total gross loans by 14% or $93.2 million. Commercial loans contributed the highest dollar growth in 2007, increasing $96.1 million or 18% over 2006.

During 2007, with a volatile short-term interest rate environment and a slowdown in lending, loan competition increased, as lenders continued to aggressively pursue new loan originations and refinancings. With market interest rates flattening in early 2007 and then declining in the later months, yields on the loan portfolio increased only slightly over the prior year. The Bank continues to pursue quality loans using conservative underwriting and control practices and to monitor existing loans carefully for increased default risk. The Bank continues to utilize relationship pricing models and techniques to increase customer profitability.

In 2006, the Company increased total gross loans by 20%, or $111.3 million. Commercial loans contributed the highest percentage growth in 2006, increasing $102.3 million or 24% over 2005.

In 2005, the total loan portfolio increased 33%, with commercial loans contributing the highest percentage growth, 39% over 2004. In November 2004, the Bank acquired Snake River Bancorp, Inc. and its subsidiary bank, Magic Valley Bank, which contributed $65.5 million in net loans receivable at the acquisition date.

The following table contains information related to the Company’s loan portfolio for the five-year period ended December 31, 2007 (dollars in thousands).

	December 31,
	2007	2006	2005	2004	2003

Commercial loans	$623,439	$527,345	$425,005	$304,783	$215,396
Residential loans	114,010	112,569	107,554	94,170	58,728
Consumer loans	26,285	31,800	29,109	24,245	16,552
Municipal loans	5,222	4,082	2,856	2,598	1,751

Total loans	768,956	675,796	564,524	425,796	292,427
Allowance for loan losses	(11,761)	(9,837)	(8,100)	(6,902)	(5,118)
Deferred loan fees, net of direct origination costs	(646)	(1,074)	(971)	(234)	(53)

Loans receivable, net	$756,549	$664,885	$555,453	$418,660	$287,256

Weighted average rate	8.16%	8.65%	7.90%	6.81%	6.60%

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

During 2007, the Company modified its risk grade allocation factors to better reflect varying loss experiences in different types of loans. As of December 31, 2007, the risk factors range from cash equivalent secured loans (Risk Grade “1”) to “doubtful/loss” (Risk Grade “8”). Risk Grades “3”, “5”, “6”, “7” and “8” closely reflect the FDIC’s definitions for “Satisfactory,” “Special Mention,” “Substandard”, “Doubtful” and “Loss”, respectively. Risk Grade “4” is an internally designated “Watch” category. At December 31, 2007, the Company had $4.7 million in the Special Mention, $18.2 million in the substandard, $423,000 in the Doubtful and $0 in the Loss loan categories. The majority of the classified loans were real-estate related, reflecting the slowdown in the real estate sector of the economy, particularly in the land development and residential construction sectors.

Non-accrual loans are those loans that have become delinquent for more than 90 days (unless well-secured and in the process of collection). Placement of loans on non-accrual status does not necessarily mean that the outstanding loan principal will not be collected, but rather that timely collection of principal and interest is in question. When a loan is placed on non-accrual status, interest accrued but not received is reversed. The amount of interest income which would have been recorded in fiscal 2007, 2006, 2005, 2004 and 2003 on non-accrual loans was approximately $161,000, $21,000, $95,000, $55,000 and $7,000, respectively. A non-accrual loan may be restored to accrual status when principal and interest payments are brought current or when brought to 90 days or less delinquent and continuing payment of principal and interest is expected.

As of December 31, 2007, there were a total of $6.4 million in identified loans which were not in compliance with the stated terms of the loan or otherwise presented additional credit risk to the Company. Of these loans $800,000 were loans past due 90 days and still accruing interest and $5.6 million were non-accrual loans.

Information with respect to non-accrual loans is as follows (dollars in thousands):

	December 31,
	2007	2006	2005	2004	2003

Non-accrual loans	$5,569	$1,201	$807	$1,218	$174
Non-accrual loans as a percentage of total loans	0.74%	0.18%	0.14%	0.29%	0.06%
Total allowance related to these loans	$585	$531	$341	$413	$47
Interest income recorded on these loans	$270	$230	$8	$10	$3

The $4.4 million increase in non-accrual loans from December 31, 2006 to December 31, 2007 is primarily comprised of several larger residential construction and land loans where repayment is primarily reliant on selling the asset. The Company has evaluated the borrowers and the collateral underlying these loans and determined that the probability of recovery of the loans’ principal balance is high.

Allowance for Loan Losses

Allowance for loan losses is based upon management’s assessment of various factors including, but not limited to, current and future economic trends, historical loan losses, delinquencies, underlying collateral values, as well as current and potential risks identified in the loan portfolio. The allowance is evaluated on a monthly basis by management. The methodology for calculating the allowance is discussed in more detail below. An allocation is also included for unfunded commitments, however this allocation is recorded as a liability, as required by new bank regulatory guidance issued in early 2007.

Allocation of the Allowance for Loan Losses
and Non-Accrual Loans Detail
(Dollars in thousands)

	December 31, 2007
	Percent of
	Loans to	Gross		Non-Accrual
	Total Loans	Loans	Allowance	Loans

Commercial loans	81.07%	$623,439	$9,965	$4,732
Residential loans	14.83	114,010	1,196	837
Consumer loans	3.42	26,285	571	—
Municipal loans	0.68	5,222	29	—

Totals	100.00%	$768,956	$11,761	$5,569

	December 31, 2006
	Percent of
	Loans to	Gross		Non-Accrual
	Total Loans	Loans	Allowance	Loans

Commercial loans	78.03%	$527,345	$7,924	$1,201
Residential loans	16.66	112,569	1,543	—
Consumer loans	4.71	31,800	339	—
Municipal loans	0.60	4,082	31	—

Totals	100.00%	$675,796	$9,837	$1,201

	December 31, 2005
	Percent of
	Loans to	Gross		Non-Accrual
	Total Loans	Loans	Allowance	Loans

Commercial loans	75.28%	$425,005	$5,793	$671
Residential loans	19.05	107,554	1,827	10
Consumer loans	5.16	29,109	450	126
Municipal loans	0.51	2,856	30	—

Totals	100.00%	$564,524	$8,100	$807

	December 31, 2004
	Percent of
	Loans to	Gross		Non-Accrual
	Total Loans	Loans	Allowance	Loans

Commercial loans	71.58%	$304,783	$4,844	$1,036
Residential loans	22.11	94,170	1,710	175
Consumer loans	5.70	24,245	307	7
Municipal loans	0.61	2,598	41	—

Totals	100.00%	$425,796	$6,902	$1,218

	December 31, 2003
	Percent of
	Loans to	Gross		Non-Accrual
	Total Loans	Loans	Allowance	Loans

Commercial loans	73.66%	$215,396	$3,804	$121
Residential loans	20.08	58,728	1,102	37
Consumer loans	5.66	16,552	189	16
Municipal loans	0.60	1,751	23	—

Totals	100.00%	$292,427	$5,118	$174

During 2007, the company changed its method of calculating its loan loss allowance, in line with new bank regulatory guidance issued in early 2007. Under the new methodology, the loan portfolio is segregated into loans for which a specific reserve is calculated by management, and loans for which a reserve is calculated using an allowance model. For loans with a specific reserve, management evaluates each loan and derives the appropriate reserve based on such factors as expected collectability, collateral value and guarantor support. For loans with reserves calculated by the model, the model mathematically derives a base reserve allocation for each loan using probability of default and loss given default rates based on both historical and industry experience. This base reserve allocation is then modified by management considering factors such as the current economic environment, portfolio delinquency trends, collateral valuation trends, quality of underwriting and quality of collection activities. The reserves derived from the model are modified by management, then added to the reserve for specifically identified loans to produce the total reserve. Management believes that this methodology provides a more accurate, reliable and verifiable reserve calculation and closely follows recent regulatory guidance. The Bank’s total allowance for loan losses was 1.53% of total loans at December 31, 2007 and 1.46% of total loans at December 31, 2006. The following table provides additional detail on the allowance.

Analysis of the Allowance for Loan Losses

	December 31,
	2007(1)	2006(1)	2005(1)	2004	2003
	(Dollars in thousands)

Balance Beginning December 31	$(9,837)	$(8,100)	$(6,309)	$(5,118)	$(3,259)
Charge-Offs
Commercial Loans	1,523	283	307	535	785
Residential Loans	—	9	21	44	195
Consumer Loans	521	501	464	164	137
Municipal Loans	—	—	—	—	—

Total Charge-offs	2,044	793	792	743	1,117
Recoveries
Commercial Loans	(34)	(8)	(187)	(131)	(357)
Residential Loans	(9)	(4)	(19)	(23)	(35)
Consumer Loans	(32)	(435)	(68)	(40)	(5)
Municipal Loans	—	—	—	—	—

Total Recoveries	(75)	(447)	(274)	(194)	(397)
Net charge-offs	1,969	346	518	549	720
Transfers	3	65	(176)	—	—
Provision for loan loss	(3,896)	(2,148)	(2,229)	(1,438)	(955)
Addition from acquisition	—	—	—	(1,108)	(1,624)
Sale of loans	—	—	96	213	—

Balance at end of period	$(11,761)	$(9,837)	$(8,100)	$(6,902)	$(5,118)
Ratio of net charge-offs to loans outstanding	0.26%	0.06%	0.09%	0.13%	0.25%
Allowance — Unfunded Commitments Balance Beginning December 31	$(482)	$(417)	$(593)	N/A	N/A
Adjustment	467	—	—	N/A	N/A
Transfers	(3)	(65)	176	N/A	N/A

Allowance — Unfunded Commitments at end of period	(18)	(482)	(417)	N/A	N/A

(1)	The allowance analysis has been adjusted for the periods 2007, 2006 and 2005 to segregate the allowance for loan losses from an allowance for unfunded commitments, per new bank regulatory guidance issued in 2007. Information to accurately segregate the unfunded commitments was not considered material prior to 2005.

In November 2004, the Bank acquired Snake River Bancorp, Inc, and its subsidiary bank, Magic Valley Bank. Total loans of approximately $65.5 million were acquired which was net of a $1.1 million allowance for loan losses. The loan portfolio acquired from Magic Valley Bank is similar to the Bank’s existing loan portfolio. Therefore, the Bank’s current process for assessing the allowance for loan loss was applied to the Magic Valley Bank portfolio at December 31, 2007, 2006 and 2005.

In January 2003, the Company acquired the loan portfolio of the Ontario branch of Household FSB (“Ontario Branch Portfolio”). Total loans of approximately $39.4 million were acquired which was net of a $1.6 million allowance for loan losses. Of the total $1.1 million in charge-offs during 2003, $0.2 million related to the Ontario Branch Portfolio.

The following table details loan maturity and repricing information for fixed and variable rate loans.

Maturity and Repricing for the Bank’s
Loan Portfolio at December 31, 2007

Loan Repricing	Fixed Rate	Variable Rate	Total Loans
	(Dollars in thousands)

0-90 days	$55,593	$253,685	$309,278
91-365 days	50,421	126,548	176,969
1 year-5 years	119,440	97,620	217,060
5 years or more	54,910	10,739	65,649

Total	$280,364	$488,592	$768,956

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

As of December 31, 2007, the Bank’s loan portfolio by loan type was:

Commercial	31.26%
Commercial real estate	49.81%
Residential real estate	14.83%
Consumer	3.42%
Municipal	0.68%

These concentrations are typical for the markets served by the Bank, and management believes that they are comparable with those of the Bank’s peer group (banks of similar size and operating in the same geographic areas). At December 31, 2007, approximately 65% of the total loan portfolio was secured by real estate.

Management does not consider the overall commercial portfolio total to present a concentration risk, and feels that there is adequate diversification by type, industry, and geography to further mitigate risk. The agricultural portfolio, which is included in commercial loans, presents a somewhat greater risk, in that it represents a large percentage of the loans in the Bank’s southern Idaho region. At December 31, 2007, agricultural loans and agricultural real estate loans represent approximately 11.0% and 3.1% of the total loan portfolio, respectively. The agricultural portfolio consists of loans secured by crops, real estate and livestock. To mitigate credit risk, specific underwriting is applied to retain only borrowers that have proven track records in the agricultural industry. In addition, the Bank has hired senior lenders with significant experience in agricultural lending to administer these loans. Further mitigation is provided through frequent collateral inspections, adherence to farm operating budgets, and annual or more frequent review of financial performance.

The residential land and construction loan portfolio currently appears to pose the greatest overall risk of “loan-type” concentration. However, experienced lenders and consistently applied underwriting standards help to mitigate credit risk. Real estate values tend to fluctuate somewhat with economic conditions. Currently, valuations are static or falling in many of the Bank’s markets, although the rate of decline is smaller than current national average rates of decline. Over longer periods, real estate collateral is generally considered one of the more stable forms of collateral in regards to maintaining value.

The Bank lends to contractors and developers, and is also active in custom construction lending. The Bank has established concentration limits as measured against Tier 1 capital (generally, Tier 1 capital is the Company’s tangible net worth). These concentration limits include residential and commercial construction loans not to exceed 175% and, combined with development loans, not to exceed 325% of Tier 1 capital. The guidelines further specify that total commercial real estate loans are not to exceed 400% and other real estate (agricultural and land) loans are not to exceed 230% of the Bank’s Tier 1 capital. Accordingly, at December 31, 2007, residential and commercial construction loans represented 128.2% and, combined with development loans, represented 295.6% of Tier 1 capital. Total commercial real estate loans represented 380.5%, and other real estate loans represented 147.7% of the Bank’s Tier 1 capital, respectively. In response to the combined banking agencies’ recently adopted Commercial Real Estate Lending Guidelines, the Bank revised measurements and expanded categories for monitoring in 2007.

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

The carrying value of the available-for-sale securities portfolio increased 34.0% to $158.8 million at December 31, 2007 from $118.5 million at December 31, 2006. The carrying value of the held-to-maturity securities portfolio increased 68.5% to $11.3 million at December 31, 2007 from $6.7 million at December 31, 2006. During 2007, the Company utilized funds from repurchase agreements and new deposits to fund the growth in the investment portfolio. In general, the Company sought to increase the yield and use the investment portfolio to limit the Bank’s overall interest rate risk position during the year. In doing so, the Company extended the duration of its portfolio and re-positioned it to perform better in a down-rate environment, to offset the weaker performance expected from the loan portfolio in such an environment. The Company used a combination of U.S agency debentures, highly rated whole loan collateralized mortgage obligations (CMOs), and municipal bonds to accomplish this re-positioning. The average duration of the available-for-sale and the held-to-maturity portfolios was approximately 4.4 years and 6.4 years, respectively on December 31, 2007, compared to 3.6 years and 5.2 years, respectively on December 31, 2006.

The following table displays investment securities balances and repricing information for the total portfolio:

Investment Portfolio Detail
As of December 31,

		Percent		Percent
	2007	Change	2006	Change	2005
Carrying Value as of December 31,	Amount	Prev. Yr.	Amount	Prev. Yr.	Amount
	(Dollars in thousands)

U.S. treasury securities and obligations of government agencies	$62,952	(19.94)%	$78,629	51.81%	$51,796
Mortgage-backed securities	95,739	142.02	39,559	28.53	30,777
Corporate Bonds	—	00.00	—	(100.00)	969
State and municipal bonds	11,424	62.71	7,021	(0.47)	7,054

Total	$170,115	35.87%	$125,209	38.21%	$90,596

Available-for-Sale	158,791	34.01	118,490	41.32	83,847
Held-to-Maturity	11,324	68.54	6,719	(0.45)	6,749

Total	$170,115	35.87%	$125,209	38.21%	$90,596

Investments held as of December 31, 2007
Mature as follows:

			One to		Five to		Over
	One Year		Five Years		Ten Years		Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)

U.S. treasury securities and obligations of government agencies	$12,691	3.53%	$16,949	3.96%	$33,312	5.87%	$—	—%	$62,952	4.88%
Mortgage-backed securities	120	4.92	7,103	4.03	15,056	5.28	73,460	5.92	95,739	5.68
State and municipal bonds (tax — equivalent)	1,376	4.83	2,324	4.25	1,910	5.86	5,814	2.82	11,424	3.85

Total	$14,187	3.66%	$26,376	4.00%	$50,278	5.69%	$79,274	5.69%	$170,115	5.26%

Deposits

Deposits represent approximately 79.1% of the Bank’s liabilities at December 31, 2007. The Bank gathers its deposit base from a combination of small business and retail sources. The retail and small business base continues to grow with new and improved product offerings. However, management recognizes that customer service, targeted marketing and attractive product offerings, not a vast retail branch network, are going to be the key to the Bank’s future customer and deposit growth. In 2007, the Bank experienced strong competition for deposits, but successfully grew lower-cost transaction deposits, including demand, NOW and money market balances, at a relatively strong rate. Total deposits grew 9.3% in 2007 with non-interest bearing deposits growing 12.3% and interest-bearing deposits growing 8.5% over 2006 balances. NOW and money market accounts (personal, business and public) grew 5.99% to $308.9 million at December 31, 2007 from $291.4 million at December 31, 2006. Demand accounts grew 12.3% to $159.1 million at December 31, 2007 from $141.6 million at December 31, 2006. Certificate of deposit accounts grew $24.1 million, from $178.7 million at December 31, 2006 to $202.8 million at December 31, 2007, an overall increase of 13.5%.

The rise in short-term interest rates during 2006 placed pressure on banks to raise rates paid on deposits during the first nine months of 2007, placing pressure on the Bank’s cost of funds and net interest margin. The Bank responded by focusing on growing core customer relationships through targeting high deposit balance customers and prospects, providing high-touch personal service to these customers, pursuing referrals from existing customers, competitively pricing its traditional deposit products and enhancing services offered to its business customers. The decrease in short-term interest rates during the latter part of 2007 will likely have the lagged effect of decreasing deposit rates during 2008, but may simultaneously decrease demand for deposits as well. Volatility in the equity markets and other customer investment alternatives may counterbalance this pressure, however.

The following table details repricing information for the Bank’s time deposits with minimum balance of $100,000 at December 31, 2007 (in thousands):

Maturities

Less than three months	$55,059
Three to six months	25,708
Six to twelve months	7,988
Over twelve months	27,880

$116,635

Borrowings

As part of the Company’s funds management and liquidity plan, the Bank has arranged to have short-term and long-term borrowing facilities available. The short-term and overnight facilities are federal funds purchasing lines as reciprocal arrangements to the federal funds selling agreements in place with various correspondent banks. At December 31, the Bank had overnight unsecured credit lines of $50.0 million available. For additional long and short-term funding needs, the Bank has credit available from the Federal Home Loan Bank of Seattle (FHLB), limited to a percentage of its total regulatory assets subject to collateralization requirements and a blanket pledge agreement. At December 31, 2007 the Bank had a $5.0 million FHLB advance that matures in June 2008, a $14.0 million FHLB advance that matures in September 2009 and a $10.0 million FHLB advance that matures in September 2010. These notes totaled $29.0 million, and the Bank had the ability to borrow an additional $59.5 million.

In March 2007, the Company entered into an additional borrowing agreement with Pacific Coast Bankers Bank in the amount of $18.0 million and in December 2007 increased the amount to $25.0 million. The borrowing agreement is a revolving line of credit with a variable rate of interest tied to LIBOR and is collateralized by Bank stock and the Sandpoint Center. This line is currently being used primarily to fund the construction of the Company’s new headquarters building in Sandpoint, with pay down likely in late 2008 from the building’s anticipated sale or refinancing into a longer-term instrument. In January 2006, the Company purchased land to build the headquarters building and entered into a Note Payable with the sellers of the property in the amount of $1,130,000. The note has a fixed rate of 6.65%, matures in February 2026 and had an outstanding balance of $982,000 at December 31, 2007.

Securities sold under agreements to repurchase, which are classified as other secured borrowings, generally are short-term agreements. These agreements are treated as financing transactions and the obligations to repurchase securities sold are reflected as a liability in the consolidated financial statements. The dollar amount of securities underlying the agreements remains in the applicable asset account. These agreements had a weighted average interest rate of 4.69%, 5.03% and 3.60% at December 31, 2007, 2006 and 2005, respectively. The average balances of securities sold subject to repurchase agreements were $104.2 million, $59.7 million and $31.6 million during the years ended December 31, 2007, 2006 and 2005, respectively. The maximum amount outstanding at any month end during these same periods was $124.1 million, $106.2 million and $47.6 million, respectively. The increase in the peak in 2007 reflected the issuance of repurchase agreements primarily to municipal customers during the year. In 2006, the Company entered into an institutional repurchase agreement to reduce interest rate risk in a down-rate environment. The majority of the repurchase agreements mature on a daily basis, with the institutional repurchase agreement in the amount of $30.0 million maturing in July 2011. At December 31, 2007, 2006 and 2005, the Company pledged as collateral, certain investment securities with aggregate amortized costs of $122.2 million,

$109.0 million and $37.9 million, respectively. These investment securities had market values of $123.7 million, $109.0 million and $37.1 million at December 31, 2007, 2006 and 2005, respectively.

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

In March 2004, the Company issued $8.0 million of additional Trust Preferred securities through a second subsidiary, Intermountain Statutory Trust II. This debt is callable by the Company in April 2009, bears interest on a variable basis tied to the 90-day LIBOR index plus 2.8%, and matures in April 2034. The rate at December 31, 2007 was 8.04%. Funds received from this borrowing were used to support planned expansion activities during 2004, including the Snake River Bancorp acquisition.

Employees

The Bank employed 450 full-time equivalent employees at December 31, 2007. None of the employees are represented by a collective bargaining unit and the Company believes it has good relations with its employees.

Supervision and Regulation

General

The following discussion describes elements of the extensive regulatory framework applicable to Intermountain Community Bancorp (the “Company”) and Panhandle State (the “Bank”). This regulatory framework is primarily designed for the protection of depositors, federal deposit insurance funds and the banking system as a whole, rather than specifically for the protection of shareholders. Due to the breadth of this regulatory framework, our costs of compliance continue to increase in order to monitor and satisfy these requirements.

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

Holding Company Bank Ownership.  The BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve before (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares; (ii) acquiring all or substantially all of the assets of another bank or bank holding company; or (iii) merging or consolidating with another bank holding company.

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

Federal and State Regulation of the Bank

General.  The Bank is an Idaho commercial bank operating in Idaho, with one branch in Oregon and two in Washington. Its deposits are insured by the FDIC. As a result, the Bank is subject to primary supervision and regulation by the Idaho Department of Finance and the FDIC. With respect to the Oregon branch and Washington branch, the Bank is also subject to supervision and regulation by, respectively, the Oregon Department of Consumer and Business Services and the Washington Department of Financial Institutions, as well as the FDIC. These agencies have the authority to prohibit banks from engaging in what they believe constitute unsafe or unsound banking practices.

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

Insider Credit Transactions.  Banks are also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders or any related interests of such persons. Extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, and follow credit underwriting procedures that are at least as stringent as those prevailing at the time for comparable transactions with persons not covered above and who are not employees; and (ii) must not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to insiders. A violation of these restrictions may result in the assessment of substantial civil monetary penalties, the imposition of a cease and desist order, and other regulatory sanctions.

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

Consumer Protection and Disclosure Regulations.  Federal and state law requires banks to adhere to a number of regulations designed to protect consumers and businesses from inadequate disclosure, unfair treatment, excessive fees and other similar abuses. An institution that fails to comply with these regulations must develop a plan acceptable to its regulators, specifying the steps that the institution will take to adhere to the regulations. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. As new regulations have been added in the last few years with more expected in the near future, the costs to the institution of complying with these regulations has increased.

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

Deposit Insurance

In 2006, federal deposit insurance reform legislation was enacted that (i) required the FDIC to merge the Bank Insurance Fund and the Savings Association Insurance Fund into a newly created Deposit Insurance Fund; (ii) increases the amount of deposit insurance coverage for retirement accounts; (iii) allows for deposit insurance coverage on individual accounts to be indexed for inflation starting in 2010; (iv) provides the FDIC more flexibility in setting and imposing deposit insurance assessments; and (v) provides eligible institutions credits on future assessments.

The Bank’s deposits are currently insured to the maximum allowed per depositor through the Deposit Insurance Fund. The Bank is required to pay deposit insurance premiums, which are assessed and paid regularly. The premium amount is based upon a risk classification system established by the FDIC. Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or a higher degree of supervisory concern.

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

Tier I and Tier II Capital.  Under the guidelines, an institution’s capital is divided into two broad categories, Tier I capital and Tier II capital. Tier I capital generally consists of common stockholders’ equity, surplus and undivided profits. Tier II capital generally consists of the allowance for loan losses, hybrid capital instruments, and term subordinated debt. The sum of Tier I capital and Tier II capital represents an institution’s total regulatory capital. The guidelines require that at least 50% of an institution’s total capital consist of Tier I capital.

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

In 2007, the federal banking agencies, including the FDIC and the Federal Reserve, approved final rules to implement new risk-based capital requirements. Presently, this new advanced capital adequacy framework, called Basel II, is applicable only to large and internationally active banking organizations. Basel II changes the existing risk-based capital framework by enhancing its risk sensitivity. Whether Basel II will be expanded to apply to banking organizations that are the size of the Company or the Bank is unclear at this time, and what effect such regulations would have on us cannot be predicted, but we do not expect our operations would be significantly impacted.

Regulatory Oversight and Examination

The Federal Reserve conducts periodic inspections of bank holding companies, which are performed both onsite and offsite. The supervisory objectives of the inspection program are to ascertain whether the financial strength of the bank holding company is being maintained on an ongoing basis and to determine the effects or consequences of transactions between a holding company or its non-banking subsidiaries and its subsidiary banks. For holding companies under $10 billion in assets, the inspection type and frequency varies depending on asset size, complexity of the organization, and the holding company’s rating at its last inspection.

Banks are subject to periodic examinations by their primary regulators. Bank examinations have evolved from reliance on transaction testing in assessing a bank’s condition to a risk-focused approach. These examinations are extensive and cover the entire breadth of operations of the bank. Generally, safety and soundness examinations occur on an 18-month cycle for banks under $500 million in total assets that are well capitalized and without regulatory issues, and 12-months otherwise. Examinations alternate between the federal and state bank regulatory agency or may occur on a combined schedule. The frequency of consumer compliance and CRA examinations is linked to the size of the institution and its compliance and CRA ratings at its most recent examination. However, the examination authority of the Federal Reserve and the FDIC allows them to examine supervised banks as frequently as deemed necessary based on the condition of the bank or as a result of certain triggering events.

Corporate Governance and Accounting Legislation

Sarbanes-Oxley Act of 2002.  The Sarbanes-Oxley Act of 2002 (the “Act”) addresses among other things, corporate governance, auditing and accounting, enhanced and timely disclosure of corporate information, and penalties for non-compliance. Generally, the Act (i) requires chief executive officers and chief financial officers to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission (the “SEC”); (ii) imposes specific and enhanced corporate disclosure requirements; (iii) accelerates the time frame for reporting of insider transactions and periodic disclosures by public companies; (iv) requires companies to adopt and disclose information about corporate governance practices, including whether or not they have adopted a code of ethics for senior financial officers and whether the audit committee includes at least one “audit committee financial expert;” and (v) requires the SEC, based on certain enumerated factors, to regularly and systematically review corporate filings.

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

As a publicly reporting company, the company is subject to the requirements of the Act and related rules and regulations issued by the SEC. After enactment, we updated our policies and procedures to comply with the Act’s requirements and have found that such compliance, including compliance with Section 404 of the Act relating to management control over financial reporting, has resulted in significant additional expense for the Company. We anticipate that we will continue to incur such additional expense in our ongoing compliance activities.

Anti-terrorism Legislation

USA Patriot Act of 2001.  The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, intended to combat terrorism, was renewed with certain amendments in 2006 (the “Patriot Act”). Certain provisions of the Patriot Act were made permanent and other sections were made subject to extended “sunset” provisions. The Patriot Act, in relevant part, (i) prohibits banks from providing correspondent accounts directly to foreign shell banks; (ii) imposes due diligence requirements on banks opening or holding accounts for foreign financial institutions or wealthy foreign individuals; (iii) requires financial institutions to establish an anti-money-laundering compliance program; and (iv) eliminates civil liability for persons who file suspicious activity reports. The Act also includes provisions providing the government with power to investigate terrorism, including expanded government access to bank account records. While the Patriot Act has had some effect on our record keeping and reporting expenses, we do not believe that the renewal and amendment will have a material adverse effect on our business or operations.

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

Recent Legislation

Financial Services Regulatory Relief Act of 2006.  In 2006, the President signed the Financial Services Regulatory Relief Act of 2006 into law (the “Relief Act”). The Relief Act amends several existing banking laws and regulations, eliminates some unnecessary and overly burdensome regulations of depository institutions and clarifies several existing regulations. The Relief Act, among other things, (i) authorizes the Federal Reserve Board to set reserve ratios; (ii) amends regulations of national banks relating to shareholder voting and granting of dividends; (iii) amends several provisions relating to loans to insiders, regulatory applications, privacy notices, and golden parachute payments; and (iv) expands and clarifies the enforcement authority of federal banking regulators. Our business, expenses, and operations have not been significantly impacted by this legislation.

Effects Of Government Monetary Policy

Our earnings and growth are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government, particularly the Federal Reserve. The Federal Reserve implements national monetary policy for such purposes as curbing inflation and combating recession, but its open market operations in U.S. government securities, control of the discount rate applicable to borrowings from the Federal Reserve, and establishment of reserve requirements against certain deposits, influence the growth of bank loans, investments and deposits, and also affect interest rates charged on loans or paid on deposits. The nature and impact of future changes in monetary policies, such as the recent lowering of the Federal Reserve’s discount and federal funds target rate, and their impact on us cannot be predicted with certainty.

Forward-Looking Statements

From time to time, Intermountain and its senior managers have made and will make forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements may be contained in this report and in other documents that Intermountain files with the Securities and Exchange Commission. Such statements may also be made by Intermountain and its senior managers in oral or written presentations to analysts, investors, the media and others. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Also, forward-looking statements can generally be identified by words such as “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “seek,” “expect,” “intend,” “plan” and similar expressions.

Forward-looking statements provide management’s expectations or predictions of future conditions, events or results. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. These statements speak only as of the date they are made. Intermountain does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements were made. There are a number of factors, many of which are beyond Intermountain’s control that could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements. These factors, some of which are discussed elsewhere in this report, include:

•	the inflation and interest rate levels, and market and monetary fluctuations;

•	trade, monetary and fiscal policies and laws, including interest rate policies of the federal government;

•	applicable laws and regulations and legislative or regulatory changes;

•	the timely development and acceptance of new products and services of Intermountain;

•	the willingness of customers to substitute competitors’ products and services for Intermountain’s products and services;

•	Intermountain’s success in gaining regulatory approvals, when required;

•	technological and management changes;

•	growth and acquisition strategies;

•	the Company’s critical accounting policies and the implementation of such policies;

•	lower-than-expected revenue or cost savings or other issues in connection with mergers and acquisitions;

•	changes in consumer spending, saving and borrowing habits;

•	the strength of the United States economy in general and the strength of the local economies in which Intermountain conducts its operations; and

•	Intermountain’s success at managing the risks involved in the foregoing.

Where you can find more information

The periodic reports Intermountain files with the SEC are available on Intermountain’s website athttp://Intermountainbank.com after the reports are filed with the SEC. The SEC maintains a website located at http://sec.gov that also contains this information. The Company will provide you with copies of these reports, without charge, upon request made to:

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

The Company has a high concentration in the real estate market and a downturn in the local economies or real estate markets could negatively impact our banking business. Because we primarily serve individuals and businesses located in northern, southwestern and southcentral Idaho, eastern Washington and southeastern Oregon, a significant portion of our total loan portfolio is originated in these areas or secured by real estate or other assets located in these areas. As a result of this geographic concentration, the ability of customers to repay their loans, and consequently our results, are impacted by the economic and business conditions in our market areas. Any adverse economic or business developments or natural disasters in these areas could cause uninsured damage and other loss of value to real estate that secures our loans or could negatively affect the ability of borrowers to make payments of principal and interest on the underlying loans. In the event of such adverse development or natural disaster, our results of operations or financial condition could be adversely affected. Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and we would more likely suffer losses on defaulted loans.

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

Market interest rates have shown considerable volatility over the past several years. After rising through much of 2005 and the first half of 2006, short-term market rates flattened and the yield curve inverted through the latter half of 2006 and the first half of 2007. In this environment, short-term market rates were higher than long-term market rates, and the amount of interest we paid on deposits and borrowings increased more quickly than the amount of interest we received on our loans, mortgage-related securities and investment securities. In the latter half of 2007 and early 2008, short-term market rates declined significantly, causing asset yields to decline. If this trend continues, it could cause our net interest margin to decline and profits to decrease.

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

Should market rates fall further, rates on our assets may fall faster than rates on our liabilities, resulting in decreased income for the bank. Fluctuations in interest rates may also result in disintermediation, which is the flow of funds away from depository institutions into direct investments that pay a higher rate of return and may affect the value of our investment securities and other interest-earning assets.

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

Additional market concern over investment securities backed by mortgage loans could create losses in the Company’s investment portfolio

A majority of the Company’s investment portfolio is comprised of securities where mortgages are the underlying collateral. These securities include agency-guaranteed mortgage backed securities and collateralized mortgage obligations and triple AAA rated non- agency mortgage-backed securities and collateralized mortgage obligations. With the recent national downturn in real estate markets and the rising mortgage delinquency and foreclosure rates, investors are increasingly concerned about these types of securities. The potential for subsequent discounting, if continuing for a long period of time, could lead to permanent impairment in the value of these investments. This impairment could negatively impact earnings and the Company’s capital position.

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

We have identified commercial real estate and commercial business loans as areas for increased lending emphasis. While increased lending diversification is expected to increase interest income, non-residential loans carry greater historical risk of payment default than residential real estate loans. As the volume of these loans increase, credit risk increases. In the event of substantial borrower defaults, our provision for loan losses would increase and therefore, earnings would be reduced. As the Company lends in diversified areas such as commercial real estate, commercial, agricultural, real estate, commercial construction and residential construction, the Company may be incur additional risk if one lending area experienced difficulties due to economic conditions.

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

At December 31, 2007, the Company operated 19 branch offices, including the main office located in Sandpoint, Idaho. The following is a description of the branch and administrative offices.

				Occupancy
			Date Opened	Status
City and County	Address	Sq. Feet	or Acquired	(Own/Lease)

Panhandle State Bank Branches
IDAHO
(Kootenai County)
Coeur d’Alene(1)	200 W. Neider Avenue Coeur d’Alene, ID 83814	5,500	May 2005	Own building lease land
Rathdrum	6878 Hwy 53 Rathdrum, ID 83858	3,410	March 2001	Own
Post Falls	3235 E. Mullan Avenue Post Falls, ID 83854	3,752	March 2003	Own
(Bonner County)
Ponderay	300 Kootenai Cut-Off Road Ponderay, ID 83852	3,400	October 1996	Own
Priest River	301 E. Albeni Road Priest River, ID 83856	3,500	December 1996	Own
Sandpoint	231 N. Third Avenue Sandpoint, ID 83864	10,000	May 1981	Own
(Boundary County)
Bonners Ferry	6750 Main Street Bonners Ferry, ID 83805	3,400	September 1993	Own
(Shoshone County)
Kellogg	302 W. Cameron Avenue Kellogg, ID 83837	672	February 2006	lease land own modular unit
Intermountain Community Bank Branches
(Canyon County)
Caldwell	506 South 10th Avenue Caldwell, ID 83605	6,480	March 2002	Own
Nampa	521 12th Avenue S. Nampa, ID 83653	5,000	July 2001	Own
Nampa Loan Production Office	5660 E. Franklin Road, Suite 100. Nampa, ID 83687	2,380	February 2007	Lease
(Payette County)
Payette	175 North 16th Street Payette, ID 83661	5,000	September 1999	Own
Fruitland	1710 N.Whitley Dr, Ste A Fruitland, ID 83619	1,500	April 2006	Lease
(Washington County)
Weiser	440 E Main Street Weiser, ID 83672	3,500	June 2000	Own

				Occupancy
			Date Opened	Status
City and County	Address	Sq. Feet	or Acquired	(Own/Lease)

Magic Valley Bank Branches
(Twin Falls County)
Twin Falls	113 Main Ave West Twin Falls, ID 83301	10,798	November 2004	Lease
Canyon Rim(2)	1715 Poleline Road East Twin Falls, ID 83301	6,975	September 2006	Lease
(Gooding County)
Gooding(2)	746 Main Street Gooding, ID 83330	3,200	November 2004	Lease
OREGON
(Malheur County)
Ontario	98 South Oregon St. Ontario, OR 97914	10,272	January 2003	Lease
Intermountain Community Bank Washington Branches
WASHINGTON
(Spokane County)
Spokane Private Banking	801 W. Riverside, Ste 400 Spokane, WA 99201	4,818	April 2006	Lease
Spokane Valley	5211 E. Sprague Avenue Spokane Valley, WA 99212	16,000	Sept 2006	Own building Lease land
ADMINISTRATIVE
(Bonner County)
Sandpoint Data Center	218 Main Street Sandpoint, ID 83864	1,900	March 1999	Lease
Sandpoint Management Services	110 Main Street Sandpoint, ID 83864	6,669	June 2002	Lease
Sandpoint Administrative	307 N. Second Avenue Sandpoint, ID 83864	4,848	March 2006	Lease
ICI Brokerage Dept	102 10th & Hwy 2, Ste A Priest River, ID 83856	665	September 2006	Lease
Sandpoint Center(3)	414 Church Street Sandpoint, ID 83864		January 2006	Own
(Kootenai County)
Coeur d’Alene Branch and Administrative Services(1)	200 W. Neider Avenue Coeur d’Alene, ID 83814	17,600	May 2005	land lease own building

1)	The Coeur d’Alene branch is located in the 23,100 square foot branch and administration building located at 200 W. Neider Avenue in Coeur d’Alene. The branch occupies approximately 5,500 square feet of this building.

2)	In December 2006, the Company entered in agreements to sell the Gooding and Canyon Rim branches, and subsequently lease them back. The sales were completed in January 2007 and the leases commenced in January 2007.

3)	In January 2006, the Company purchased land on an installment contract and subsequently began building the 94,000 square foot Sandpoint Center, which will house the Sandpoint branch, corporate headquarters and administrative functions. The building will also contain technical and training facilities, an auditorium and community room and space for other professional tenants. Pending receipt of regulatory approval, the Company anticipates relocating the Sandpoint Branch, corporate headquarters and administrative functions during the second quarter of 2008. The Company anticipates selling the building upon or near completion and leasing back approximately 47,000 square feet.

Item 3.	LEGAL PROCEEDINGS

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

There were no matters submitted to security holders for a vote during the fourth quarter of 2007.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price and Dividend Information

Bid and ask prices for the Company’s Common Stock are quoted in the Pink Sheets and on the OTC Bulletin Board under the symbol “IMCB.OB” As of March 2, 2008, there were 13 Pink Sheet/Bulletin Board Market Makers. The range of high and low closing prices for the Company’s Common Stock for each quarter during the two most recent fiscal years is as follows:

Quarterly Common Stock Price Ranges (1)

	2007		2006
Quarter	High	Low	High	Low

1st	$22.18	$20.01	$18.18	$14.09
2nd	20.68	17.13	20.50	17.02
3rd	17.90	14.49	21.82	18.73
4th	16.75	13.10	22.73	20.36

(1)	This table reflects the range of high and low closing prices for the Company’s Common Stock during the indicated periods. Prices have been retroactively adjusted to reflect all stock splits and stock dividends, including a 10% common stock dividend that was effective May 31, 2007. Prices do not include retail markup, markdown or commissions.

The approximate number of record holders of the Company’s common stock as of March 2, 2008 was 961, representing 8,273,578 shares outstanding.

The Company historically has not paid cash dividends, nor does it expect to pay cash dividends in the near future. The Company is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. These restrictions may affect the amount of dividends the Company may declare for distribution to its shareholders in the future.

There have been no securities of the Company sold within the last three years that were not registered under the Securities Act of 1933, as amended. The Company did not make any stock repurchases during the fourth quarter of 2007.

Equity Compensation Plan Information

The Company currently maintains four compensation plans that provide for the issuance of Intermountain’s common stock to officers and other employees, directors and consultants. These consist of the 1988 Employee Stock Option Plan, the 1999 Employee Stock Plan, the 1999 Director Stock Option Plan, and the 2006-2008 Executive Long Term Incentive Plan, each of which have been approved by the Company’s shareholders. The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of December 31, 2007:

				Number of Shares
	Number of Shares			Remaining Available for
	to be Issued Upon		Weighted-Average	Future Issuance Under
	Exercise of		Exercise Price of	Equity Compensation
	Outstanding Options,		Outstanding Options,	Plans (Excluding
	Warrants and Rights		Warrants and Rights	Shares Reflected in
Plan Category	(a)		(b)	Column(a) (c)

Equity compensation plans approved by shareholders	551,624	(1)	$5.48	247,399	(1)
	90,750	(2)	—	90,750	(2)
Equity compensation plans not approved by shareholders	31,453	(3)	—	31,453	(3)

Total	673,827		$5.48	369,602

(1)	Under the company’s Employee Stock Option and Restricted Stock Plan, as amended (the “Stock Plan”), we may issue Restricted Stock Awards, as that term is defined in the Stock Plan.

(2)	For purposes of this table, we have listed the “target” shares that could be used under the 2006-2008 Long Term Incentive Plan to eligible executive officers, provided the company meets specific performance goals at the end of the three-year period. In the event the company exceeds the performance targets, more shares could be issued.

(3)	We issue securities under the 2003-2005 Long Term Incentive Plan to eligible executive officers, provided the company has met specific performance goals at the end of the three-year period. Under the terms of the plan, the executive must have been continuously employed by the company during the three-year period and to receive the award, must be employed at the time the stock award vests. The award vests equally over a three-period and is payable in restricted stock. The number of shares set forth in the table are the shares that may be issued under the 2003-2005 Long Term Incentive Plan, for which a Registration Statement on Form S-8 has been filed.

Five-Year Stock Performance Graph

The following graph shows a five-year comparison of the total return to shareholders of Intermountain’s common stock, the SNL Securities $500 million to $1 billion Bank Asset Size Index (“SNL Index”) and the Russell 2000 Index. All of these cumulative returns are computed assuming the reinvestment of dividends at the frequency with which dividends were paid during the applicable years.

Total Return Performance

	Period Ending
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
Index	2002	2003	2004	2005	2006	2007
Intermountain Community Bancorp	$100	$197	$275	$256	$396	$272

SNL Index	100	141	157	159	178	139

Russell 2000	100	145	170	176	206	200

Item 6.	SELECTED FINANCIAL DATA

The following selected financial data (in thousands except per share data) of the Company is derived from the Company’s historical audited consolidated financial statements and related footnotes. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and

Results of Operations” and the consolidated financial statements and related footnotes contained elsewhere in this Form 10-K.

	For the Year Ended December 31, (2)
	2007(1)(5)	2006(1)(5)	2005(1)	2004(1)	2003

STATEMENTS OF INCOME DATA
Total interest income	$72,858	$59,580	$41,648	$25,355	$20,983
Total interest expense	(26,337)	(17,533)	(10,717)	(5,712)	(4,970)

Net interest income	46,521	42,047	30,931	19,643	16,013
Provision for loan losses	(3,896)	(2,148)	(2,229)	(1,438)	(955)

Net interest income after provision for losses on loans	42,625	39,899	28,702	18,205	15,058
Total other income	13,199	10,838	9,620	7,197	5,985
Total other expense	(40,926)	(35,960)	(26,532)	(18,884)	(15,476)

Income before income taxes	14,898	14,777	11,790	6,518	5,567
Income taxes	(5,453)	(5,575)	(4,308)	(2,172)	(1,906)

Net income	$9,445	$9,202	$7,482	$4,346	$3,661

Net income per share(3)
Basic	$1.15	$1.15	$1.06	$0.73	$0.64
Diluted	$1.10	$1.07	$0.97	$0.66	$0.59

Weighted average common shares outstanding(3)
Basic	8,206	8,035	7,078	5,991	5,730
Diluted	8,605	8,586	7,684	6,604	6,154
Cash dividends per share	—	—	—	—	—

	December 31, (2)
	2007(1)	2006(1)	2005(1)	2004(1)	2003

BALANCE SHEET DATA
Total assets	$1,048,659	$920,348	$734,099	$597,680	$409,760
Net loans(4)	756,549	664,885	555,453	418,660	287,256
Deposits	757,838	693,686	597,519	500,923	344,866
Securities sold subject to repurchase agreements	124,127	106,250	37,799	20,901	17,156
Advances from Federal Home Loan Bank	29,000	5,000	5,000	5,000	5,000
Other borrowings	36,998	22,602	16,527	16,527	8,279
Shareholders’ equity	90,119	78,080	64,273	44,564	27,078

(1)	Comparability is affected by the acquisition of Snake River Bancorp in November 2004 and a branch in 2003.

(2)	Certain prior period amounts have been reclassified to conform to the current period’s presentation.

(3)	Earnings per share and weighted average shares outstanding have been adjusted retroactively for the effect of stock splits and dividends, including the 10% common stock dividend effective May 31, 2007

(4)	Net loans receivable have been adjusted for 2006 and 2005 to move the allowance for unfunded commitments from the allowance for loan loss, a component of net loans, to other liabilities.

(5)	Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, was adopted as of January 1, 2006. During 2007 and 2006, stock based compensation expense was $486,000 and $848,000, respectively.

	Years Ended December 31,
Key Financial Ratios	2007	2006	2005

Return on Average Assets	0.96%	1.13%	1.11%
Return on Average Equity	11.30%	12.90%	14.80%
Average Equity to Average Assets	8.50%	8.76%	7.53%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto presented elsewhere in this report. This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For a discussion of the risks and uncertainties inherent in such statements, see “Business — Forward-Looking Statements.”

Overview

The Company operates a multi-branch banking system and is executing plans for the formation and acquisition of banks and bank branches that can operate under a decentralized community bank structure. Based on opportunities available in the future, the Company plans expansion in markets generally located within the states where it currently operates or in contiguous states, including Idaho, Oregon, Washington and Montana, or in other areas that may provide significant opportunity for targeted customer growth. The Company is pursuing a balance of asset and earnings growth by focusing on increasing its market share in its present locations, expanding services sold to existing customers, building new branches and merging and/or acquiring community banks that fit closely with the Bank’s strategic direction.

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

In September 2006, the Company acquired a small investment company with which it had maintained a close relationship for many years, and subsequently renamed the department, Intermountain Community Investment Services (“ICI”). This acquisition allows the Company to offer non-FDIC insured investment alternatives to its customers, including mutual funds, insurance, brokerage services and annuities.

In June 2005, the Company entered the Washington State market by opening a branch in Spokane Valley, Washington. This branch allowed the Company to enter into the eastern Washington banking market and to also better serve its existing customer base. It added a downtown Spokane location in April 2006 after the Bank was able to attract a seasoned team of commercial and private bankers. The Company now offers full service banking and residential and commercial lending from its Spokane Valley branch and Spokane downtown offices, which it operates under the name of Intermountain Community Bank – Washington. In August 2007, the Spokane Valley branch was moved to a larger facility in a growing small business and retail area. It now also houses a mortgage loan center and some administrative offices.

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

In 2005, the Company relocated the Coeur d’Alene branch and administrative office to a combined administrative and branch office building located on Neider Avenue between Highway 95 and Government Way in Coeur d’Alene. This facility serves as our primary Coeur d’Alene office and accommodates the Home Loan Center, our centralized real estate mortgage processing department, various administrative support departments and our SBA Loan Production Center. The SBA center was initiated in 2003 to enhance the service, delivery and efficiency of the Small Business Administration lending process.

In August 2006, the Company began construction of a 94,000 square foot financial and technical center office building in Sandpoint, Idaho. The Company plans to relocate both its Sandpoint main branch and headquarters to this building, with the Company occupying approximately 47,000 square feet. Pending regulatory approval, the Company anticipates moving into the facility during the second quarter of 2008.

The Company will continue its focus on expanding market share of targeted customers in its existing markets, and entering new markets in which it can attract and retain strong employees. It will also look for opportunities to acquire other community banks that believe in the strategy of community banking and desire to build on the Company’s culture, employee capital, technology and operational efficiency. Based on the June 2007 FDIC survey of banking institutions, the Company is the market share leader in deposits in five of the eleven counties in which it operates, and has experienced share growth in virtually all of its markets over the past year.

2007 represented a challenging year for the banking industry, as slowing economic growth combined with rising loan defaults, particularly in the real estate sector, to place pressure on bank earnings. Large banking institutions were also hurt by significant investment exposure to sub-prime and similar collateralized debt obligations. As delinquencies in the collateral underlying these investments increased and investors pulled money from the market, many large commercial and investment banks experienced significant write-downs.

While smaller banks did not generally have direct exposure to the subprime market, the effects of the subprime meltdown increased pressure on their local real estate loans, causing rising defaults and chargeoffs. As the Fed sought to control the situation by adding liquidity and lowering interest rates in the latter half of the year, many smaller banks also faced compression in their net interest margin, as they were unable to reprice liabilities as quickly as assets were repricing.

Worsening economic and real estate conditions are likely in 2008, as the US economy continues to struggle with slower growth, a weak dollar, and higher inflation, particularly in gas and food prices, With this backdrop, the Federal Reserve is likely to continue to push short-term market rates down to spur higher economic growth.

The northwest economy in which the Company operates held up better than much of the rest of the nation in 2007, and is likely to do so again in 2008. Relatively strong exports, continued in-migration and lower-cost, business-friendly governments may help bolster these markets against some of the national difficulties. Still, the northwest economy is likely to feel the impacts in terms of slowing growth and rising prices.

In this environment, the most significant perceived risks to the Company are credit quality, interest rate risk, operational/execution risk, and human resources risk. Poor credit quality can create significant earnings, capital and liquidity pressures more quickly than other types of risk faced by the Bank. During 2007, the financial stability of the Company’s customers weakened in response to the weakening national economy, although our local markets generally held up better.. Total loans receivable in 2007 increased 13.9% while our net loan charge-off rate increased to 0.26% of total loans from 0.06% in 2006. Non-accrual loans increased approximately $4.4 million in 2007 to 0.74% of total loans. Loan delinquencies over 30-days at fiscal year end 2007 increased to 0.40% at December 31, 2007 from 0.24% at December 31, 2006. The delinquency ratios reflected strong collection efforts by the Company’s officers, and trended with the increased non-accrual and loss percentages. Softening credit conditions and particularly a slowdown in the real estate sector of the economy placed additional pressure on the loan portfolio during 2007. The economic environment is expected to deteriorate further in 2008, creating more risk in the loan portfolio. Management is responding by actively managing its underwriting, monitoring and collection efforts.

Interest rate risk for the Company can create earnings and liquidity pressure as market rate changes may adversely impact net interest income and net earnings. To address this risk, management closely monitors changing market rate conditions and bank portfolios and responds accordingly through both portfolio mix and pricing decisions. In addition, the Company engages in certain hedging activities to protect itself against changes in market rates. Market rates were inverted through much of 2007, meaning that short-term rates were higher than longer-term rates. In this environment, it became more difficult to maintain the Company’s net interest margin, because deposits continued to reprice upward as loan rates remained static. In the latter half of 2007 and early 2008, the Federal Reserve aggressively cut short-term target rates, leading to a significant decline in overall short-term market rates, including the Bank’s prime lending rate. These movements are anticipated to create additional pressure on the Company’s net interest margin, as loans reprice down more quickly than its deposit portfolio. Management anticipated these movements, and responded by repricing its deposit portfolio down, aggressively seeking lower-cost funding sources, including non-interest and low-interest bearing deposits, and engaging in additional hedging transactions to offset declining asset yields. The Company also actively employs a customer profitability system and pricing model to ensure that loans and deposits are priced appropriately.

The growth in the Bank has increased the risk of operational problems. These are being addressed through the recruitment and hiring of additional experienced staff in key administrative support positions, significant increases in our training budget and programs, implementation of new monitoring and control technology and the expansion of our internal compliance and audit staff.

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

To summarize the Company’s financial performance in 2007, net income increased 2.6% over 2006 while assets increased 14.0% over the same time period. The Company realized record net income of $9.4 million or $1.10 per share (diluted). This is a 2.8% increase in diluted earnings per share over the 2006 figure of $1.07 per share (diluted). Return on average equity (ROAE) and return on average assets (ROAA), common measures of bank performance, totaled 11.3% and 0.96%, respectively, compared to 12.9% and 1.13% in 2006. Assets increased at a stronger pace than net income in 2007, which resulted in the decrease in ROAA for the year ended December 31, 2006. Net income increased only slightly in 2007, while equity increased due to the retention of net income and the reversal of an unrealized loss to an unrealized gain position on the investment portfolio.

In 2005 the Company successfully raised $12 million in equity capital through a common stock offering. In this common stock offering, the Company issued 705,882 common shares and added $11.9 million to stockholders equity. Other equity events over the past few years include 10% common stock dividends effective May 31, 2007, and May 31, 2006, and a 3-for-2 stock split effective March 10, 2005. All per-share data computations are calculated after giving retroactive effect to stock dividends and stock splits.

Total assets reached $1.05 billion, a 14.0% increase from $920.3 million at December 31, 2006. Net loans experienced 13.8% growth to $756.5 million at December 31, 2007 from $664.9 million at the end of 2006. Total deposits grew from $693.7 million to $757.8 million during 2007, representing a 9.3% increase. Both loans receivable and deposit growth reflect strong organic growth in the Bank’s existing markets, as well as increasing contributions from the newer markets. Growth over the past four years has been largely driven by the Company’s continued commitment to attracting, motivating and retaining high quality employees, maintaining high levels of customer service and community involvement, pursuing an aggressive branch expansion and acquisition plan and successful face-to-face business development efforts.

The Company’s net interest margin for the year ended December 31, 2007 was 5.21%, as compared to 5.66% for 2006 and 5.01% for 2005. A volatile interest rate environment, in which interest rates on interest-costing liabilities generally rose more than on interest earning assets during 2007 created the decrease in the Company’s margin in 2007.

Results of Operations

Net Interest Income

The following table provides information on net interest income for the past three years, setting forth average balances of interest-earning assets and interest-bearing liabilities, the interest income earned and interest expense recorded thereon and the resulting average yield-cost ratios.

Average Balance Sheets and Analysis of Net Interest Income

	For the Year Ended December 31, 2007
	Average	Interest Income/	Average
	Balance	Expense	Yield
	(Dollars in thousands)

Loans receivable, net(1)	$742,310	$65,362	8.81%
Securities(2)	133,275	6,585	4.93
Federal funds sold	17,631	911	5.17

Total earning assets	893,216	72,858	8.16
Cash and cash equivalents	21,690
Office properties and equipment, net	32,734
Other assets	19,181

Total assets	$966,821

Time deposits of $100,000 or more	$91,960	$4,467	4.86%
Other interest-bearing deposits	488,075	14,302	2.93
Short-term borrowings	96,563	3,498	3.62
Other borrowed funds	50,961	4,070	7.99

Total interest-bearing liabilities	727,559	26,337	3.62%
Noninterest-bearing deposits	148,586
Other liabilities	7,066
Shareholders’ equity	83,610

Total liabilities and shareholders’ equity	$966,821

Net interest income		$46,521

Net interest margin			5.21%

Average Balance Sheets and Analysis of Net Interest Income

	For the Year Ended December 31, 2006
	Average	Interest Income/	Average
	Balance	Expense	Yield
	(Dollars in thousands)

Loans receivable, net(1)	$623,861	$54,393	8.72%
Securities(2)	101,896	4,378	4.30
Federal funds sold	16,880	809	4.79

Total earning assets	742,637	59,580	8.02%
Cash and cash equivalents	21,729
Office properties and equipment, net	19,523
Other assets	21,643

Total assets	$805,532

Time deposits of $100,000 or more	$92,933	$3,997	4.30%
Other interest-bearing deposits	412,009	9,195	2.23
Short-term borrowings	48,086	2,109	4.39
Other borrowed funds	36,718	2,232	6.08

Total interest-bearing liabilities	589,746	17,533	2.97%
Noninterest-bearing deposits	133,052
Other liabilities	11,478
Shareholders’ equity	71,256

Total liabilities and shareholders’ equity	$805,532

Net interest income		$42,047

Net interest margin			5.66%

Average Balance Sheets and Analysis of Net Interest Income

	For the Year Ended December 31, 2005
	Average	Interest Income/	Average
	Balance	Expense	Yield
	(Dollars in thousands)

Loans receivable, net(1)	$505,701	$37,897	7.49%
Securities(2)	108,620	3,672	3.38
Federal funds sold	2,790	79	2.83

Total earning assets	$617,111	$41,648	6.75%
Cash and cash equivalents	21,730
Office property and equipment, net	14,869
Other assets	18,344

Total assets	$672,054

Time deposits of $100,000 or more	$83,175	$2,842	3.42%
Other interest-bearing deposits	345,309	5,408	1.57
Short term borrowings	42,407	1,290	3.04
Other borrowed funds	21,527	1,177	5.47

Total interest-bearing liabilities	492,418	10,717	2.18%
Noninterest-bearing deposits	119,831
Other liabilities	9,747
Shareholders’ equity	50,058

Total liabilities and shareholders’ equity	$672,054

Net interest income		$30,931

Net interest margin			5.01%

(1)	Non-accrual loans are included in the average balance, but interest on such loans is not recognized in interest income.

(2)	Municipal interest income is not tax equalized, and represents a small portion of total interest income.

The following rate/volume analysis depicts the increase (decrease) in net interest income attributable to (1) interest rate fluctuations (change in rate multiplied by prior period average balance), (2) volume fluctuations (change in average balance multiplied by prior period rate) and (3) volume/rate (changes in rate multiplied by changes in volume) when compared to the preceding year.

Changes Due to Volume and Rate 2007 versus 2006

	Volume	Rate	Volume/Rate	Total
	(Dollars in thousands)

Loans receivable, net	$10,327	$539	$103	$10,969
Securities	1,357	648	202	2,207
Federal funds sold	26	74	2	102

Total interest income	11,710	1,261	307	13,278
Time deposits of $100,000 or more	(42)	517	(5)	470
Other interest-earning deposits	1,698	2,878	531	5,107
Borrowings	3,068	334	(175)	3,227

Total interest expense	4,724	3,729	351	8,804

Net interest income	$6,986	$(2,468)	$(44)	$4,474

Changes Due to Volume and Rate 2006 versus 2005

	Volume	Rate	Volume/Rate	Total
	(Dollars in thousands)

Loans receivable, net	$8,855	$6,194	$1,447	$16,496
Securities	(227)	995	(62)	706
Federal funds sold	399	55	276	730

Total interest income	9,027	7,244	1,661	17,932
Time deposits of $100,000 or more	333	735	87	1,155
Other interest-bearing deposits	1,045	2,298	444	3,787
Borrowings	1,004	737	133	1,874

Total interest expense	2,382	3,770	664	6,816

Net interest income	$6,645	$3,474	$997	$11,116

Net Interest Income — 2007 Compared to 2006

The Company’s net interest income increased to $46.5 million in 2007 from $42.0 million in 2006. The net interest income increase attributable to volume increases was a favorable $7.0 million over 2006 as average interest earning assets increased by $150.6 million and average interest costing liabilities increased by $137.8 million. During 2007, interest rates increased both on the interest earning assets and interest costing liabilities; however, rates increased more significantly on the liability side than the assets. This created a $2.5 million decrease attributable to rate variances. The separate volume and rate changes along with a $44,000 decrease due to the interplay between rate and volume factors created a $4.5 million overall increase in net interest income for 2007.

The yield on interest-earning assets increased 0.14% in 2007 from 2006, while the cost of interest-bearing liabilities increased 0.65% during the same period. At 0.09%, the loan yield increase was relatively modest over the prior year. The prime lending rate was stable during the first half of 2007, but was generally higher than during 2006. However, it dropped by 1.00% during the final four months of the year, resulting in a relatively small annual increase in the overall average loan yield. Approximately 64% of the Bank’s loan portfolio is variable rate, so it responds relatively quickly to both rising and falling market rates. The Bank sought to moderate this impact by increasing the higher yielding commercial loan component of its loan portfolio and emphasizing more fixed rate loans in 2007.

The investment securities portfolio experienced an increase in yield of 0.63% as the Company extended the duration of its investment portfolio and bought higher-yielding securities to increase yield and offset some of the volatility in the loan portfolio yield.

The volatile interest rate environment also impacted the Company’s interest-bearing liability costs. During the first eight months of 2007, market rates stabilized and deposit costs generally rose in response to market rate increases in 2006. Over the final four months, market rates dropped significantly and liability costs began to decline, but at a slower rate than market rate and asset yield declines. As a result, the overall cost of interest-bearing liabilities increased by 0.65% during the year.

Net Interest Income — 2006 Compared to 2005

The Company’s net interest income increased to $42.0 million in 2006 from $30.9 million in 2005. The net interest income increase attributable to volume increases was a favorable $6.6 million over 2005 as interest earning assets increased by $125.5 million and interest costing liabilities increased by $110.4 million. During 2006, interest rates increased both on the interest earning assets and interest costing liabilities; however, rates increased more significantly on the asset side than the liabilities. This created a $3.5 million increase attributable to rate variances. The separate volume and rate increases along with a $957,000 increase due to the interplay between rate and volume factors created an $11.1 million overall increase in net interest income for 2006.

The yield on interest-earning assets increased 1.27% in 2006 versus 2005. The cost of interest-bearing liabilities increased 0.79%. The loan yield increase of 1.23% represented the largest combined impact to net yield. The increase by 1.00% in the prime lending rate during 2006 directly affected the Bank’s variable rate loan portfolio, which comprised approximately 63% of the total loan portfolio at December 31, 2006. The Bank has increased the higher yielding commercial loan component of the loan portfolio, which contributed to the increase in loan yield. The investment securities portfolio experienced an increase in yield of 0.92% as the Company swapped a number of lower yielding investment securities for higher yielding ones during the year. The yield on federal funds sold rose during 2006 by 1.96%, which is in line with the short-term investment market. The increases in earning asset yields were partially offset by increases in the cost of interest-bearing sources of funding. The cost of other borrowings increased by 1.32% as the Bank partially funded loan and other asset growth with borrowings. This represented the most drastic rate change from 2005. The cost of interest bearing deposits increased 0.66% as the Bank raised interest rates on small certificate of deposits and money market accounts in a rising interest rate environment. The Company was generally asset-sensitive in 2006, resulting in improved net interest income during the year, as its earning assets repriced more quickly and to a higher degree than its interest costing liabilities.

Provision for Loan Losses

Management continually evaluates allowances for estimated loan losses and based on this evaluation, charges a corresponding provision against income. While the Bank generally maintained its sound credit quality position in 2007, the softening economy and real estate downturn impacted its results. The allowance for loan losses as a percentage of total loans receivable was 1.53% at December 31, 2007 and 1.46% at December 31, 2006. The provision for loan losses increased from $2.1 million in 2006 to $3.9 million in 2007. Net chargeoffs in 2007 totaled $2.0 million versus only $347 thousand in 2006. Much of the additional net chargeoff volume consisted of write-downs on non-performing construction and land loans to lowered collateral values, as the Company reevaluated its collateral positions on its real estate portfolio. At December 31, 2007, the total allowance for loan losses was $11.8 million compared to $9.8 million at the end of the prior year.

With the strong growth in the loan portfolio and its concentration in real estate loans, management continues to focus on enhancing its credit quality efforts by recruiting individuals with strong credit experience, providing additional training for our lending officers, and refining its credit approval, management and review process. During the year, the company also credit-shocked its real estate portfolio and revised its method of calculating its loan loss allowance, in line with new bank regulatory guidance issued in early 2007. The credit shock testing provided management with better information about the potential impact of different economic scenarios on the Company’s real estate loan portfolio. The ALLL methodology change provides more detailed and granular information to management in its consideration of appropriate allowance levels. While both national and local credit markets experienced a downturn, the local economy remains relatively stable. Given local credit conditions and the stability of the bank’s loan portfolio, management believes that the loan loss allowance is adequate at December 31, 2007.

Other Income

The following table details dollar amount and percentage changes of certain categories of other income for the three years ended December 31, 2007.

			Percent			Percent
	2007	% of	Change	2006	% of	Change	2005	% of
Other Income	Amount	Total	Prev. Yr	Amount	Total	Prev. Yr.	Amount	Total
	(Dollars in thousands)

Fees and service charges	$8,646	65%	29%	$6,726	62%	17%	$5,754	60%
Mortgage Banking Operations	2,749	21	(17)	3,300	30	37	2,411	25
BOLI income	314	2	3	305	3	2	300	3
Net gain (loss) on sale of securities	(38)	0	(96)	(987)	(9)	2,195	(43)	0
Other income	1,528	12	2	1,494	14	25	1,198	12

Total	$13,199	100%	22%	$10,838	100%	13%	$9,620	100%

Fees earned from loans sold and a variety of fees and service charges earned on deposit accounts continue to be the Bank’s primary sources of other income. Fees and service charges increased significantly during 2007 as a result of increasing investment, trust, debit card and business services income during the year. The Trust division, established in 2006, picked up customer volume and grew to approximately $48.5 million in assets under management at the end of 2007. Intermountain Community Investments, purchased in September 2006, had a strong year in 2007, contributing over $700,000 in fee income, and debit card activity expanded rapidly as customers continued to migrate to electronic banking. Increasing customer accounts, pricing changes on some services and stronger cross-selling activity also contributed to the improvement. The Company expects further growth in income from all of these sources in 2008 and future years.

Mortgage banking income, which had been expanding rapidly in prior years, slowed in 2007 as a result of the downturn in the real estate economy. 2008 is likely to remain a slow year, as residential real estate activity continues to soften. BOLI income reflected slightly higher yields in the BOLI portfolio, while the net loss on securities decreased significantly. In 2006, the Company swapped some very low-yielding securities resulting in a significant loss, which was not repeated in 2007. The yield pickup from this investment swap offset the loss taken within nine months of the swap date. The other income subcategory largely consists of fees earned on the Company’s contract to provide deposit accounts used to secure credit card portfolios. This program continued to expand volumes during the year, but at a slower pace than prior years, as national credit card activity slowed in 2007. The Company forecasts continued growth in this contract income, but at slower rates as the slower economy begins to weigh on credit card borrowing.

Overall, the Bank continues to rank near the top of its peer group in terms of other income as a percentage of average assets. To maintain this position and expand the percentage of revenue contributed by non-interest income, the Company will continue to aggressively seek account growth in its local markets, adjust pricing, cross-sell its investment, trust and business solutions, and seek further opportunities to diversify its non-interest income sources.

Operating Expenses

The following table details dollar amount and percentage changes of certain categories of other expense for the three years ended December 31, 2007.

			Percent			Percent
			Change			Change
	2007	% of	Prev.	2006	% of	Prev.	2005	% of
Other Expense	Amount	Total	Yr.	Amount	Total	Yr.	Amount	Total
	(Dollars in thousands)

Salaries and employee benefits	$25,394	62%	16%	$21,859	61%	42%	$15,356	58%
Occupancy expense	6,089	15	27	4,789	13	22	3,927	15
Advertising	1,330	3	13	1,172	3	53	767	3
Fees and service charges	1,404	4	18	1,193	4	22	974	3
Printing, postage and supplies	1,466	4	3	1,430	4	14	1,257	5
Legal and accounting	1,377	3	(3)	1,418	4	23	1,153	4
Other expense	3,866	9	(6)	4,099	11	32	3,098	12

Total	$40,926	100%	14%	$35,960	100%	36%	$26,532	100%

Similar to 2006 and 2005, salaries and employee benefits continued to be the majority of non-interest expense in 2007. The pace of growth in salaries and employee benefits expense slowed significantly in 2007, as compared to 2006 and 2005 as the Company did not expand into new markets or open new branches during the year.

The number of full-time equivalent employees (FTE) at the Bank grew in 2007, but at a slower pace than prior years. The Company added 35 net FTE in 2007, an 8% increase, versus 83, a 25% increase in 2006. The 2007 FTE growth resulted from expanding existing branches and increasing administrative staff to support growth and comply with increasing regulatory requirements. This increase in FTE, along with normal cost-of-living and promotional increases added approximately $3.5 million to salary and benefits expense during the year. The bank’s incentive plans, driven by a combination of asset growth, net income and return on equity, paid at a lower rate as the

Company’s asset and income growth slowed and the return on equity worsened. Recruitment costs totaled $219 thousand in 2007, down from $604,000 the year before. Stock based compensation expense decreased to $486,000 in 2007 from $848,000 in 2006. Prior to the adoption of FAS123 (R) stock based compensation expense in 2005 totaled $79,000. Benefits costs continued to rise, however as health insurance premiums increased.

As the economy shifts, the Company expects to further stabilize its staffing levels in 2008 and pursue its short-term objectives through the retention and motivation of its existing high-quality staff. The rate of personnel expense growth is expected to decline further as the company implements cost saving strategies, including revising business processes to more effectively utilize existing bank staff. However, benefits expenses are expected to increase at a rate higher than salary expenses as health insurance premiums continue to rise.

The 2006 personnel expense and FTE growth resulted from expanding existing branches and opening new branches in Fruitland, Kellogg, Twin Falls and downtown Spokane during the year. In addition, the Company established the Trust and Wealth Management division, purchased Intermountain Community Investments, and added administrative staff to support the company growth and comply with increased regulatory requirements related to lending compliance, the US Patriot Act and the Sarbanes Oxley Act. The 2006 increase also reflects introduction of new incentive compensation plans and changes in accounting for stock option expense resulting from the introduction of FAS123 (R), which required the expensing of stock options for the first time in 2006.

Consistent with the Company’s growth strategy, occupancy and equipment expense grew significantly in 2007 and 2006. The expense increase was primarily caused by the full-year effect of operational costs of the branches and divisions opened in 2006. It also reflects increasing technology expense, as the Bank continues to improve its infrastructure to support growth, security and product development initiatives. This expense is anticipated to increase again in 2008 as the Company completes and moves into the Sandpoint Center, but it will mitigate some of this impact by reducing its lease expense and implementing cost saving measures in other areas.

Public relations and advertising expense totaled $1.3 million for 2007, a 13% increase over the $1.2 million expense in 2006. Continued market development, the need to market in more geographic areas and new target marketing initiatives caused the increases over 2006 and 2005. Management expects costs to remain stable in this category in 2008 as the Bank anticipates improving the efficiency of its marketing efforts during the year.

The increase in fees and service charges during 2007 was caused primarily by increasing volumes of business and the entry into new product lines where third party vendors were required. In addition, the Bank chose to pay service fees to its correspondent banks and sweep balances into interest-bearing accounts, rather than maintaining sufficient balances in non-interest bearing accounts to offset correspondent banking fees. We expect moderation in this area, as efficiencies allow us to spread our vendor costs, and new technology initiatives reduce some of our volume-related expenses. Printing, postage and supplies remained stable from 2006 to 2007 as the Company controlled costs in this area. It is expected that this expense will remain stable in 2008.

Legal and accounting expense decreased in 2007 as the Company reduced expenditures on Sarbanes Oxley compliance and legal fees on the collection of problem loans. In 2006, the Company incurred substantial additional accounting expense to comply with the requirements of Section 404 of Sarbanes Oxley for the first time, as well as other new accounting regulations. The Company also incurred significant legal expense to collect a large loan in southern Idaho, some of which is anticipated to be recovered in 2008. It is anticipated that legal and accounting expense will moderate in 2008, but at a slower pace as the Company continues its compliance with Sarbanes Oxley and other legal, regulatory and accounting pronouncements.

Other expenses decreased in 2007, as the Company trimmed expenses in training, travel, professional consulting, telecommunications and other operational expenses during the year. It also experienced lower operational losses than in the prior year. This category is expected to be stable for 2008, as the Company continues to focus on cost-saving initiatives.

Cost management is a more critical priority for management in 2008, as the economy slows and credit losses potentially increase. While 2006 presented unique growth opportunities and challenges, management began actively targeting higher efficiency as a significant goal in 2007 and expects to continue this focus in 2008. It will seek to leverage the investments made over the past couple years in personnel, compensation systems, fixed assets, training and marketing expenses to generate additional growth without corresponding increases in these expenses.

In 2008, it will also engage in significant business process revisions to improve workflows, efficiency and the quality of the customer experience. As a result, it will be centralizing certain processes and employing additional technology to slow the growth in salary and other expenses.

Financial Position

Assets increased by $128.3 million or 14% during 2007. This increase was driven largely by organic growth in the loans receivable portfolio, particularly commercial loans. Loans receivable increased by $91.7 million or 14% compared to 2006. Continued strong loan demand in both new and existing markets and continued progress on relationship banking initiatives within the Bank created the significant increase in 2007.

Assets increased in 2006 by $186.2 million, or 25%. This increase primarily resulted from organic loan growth of $109.4 million, or 20% over 2005, as well as expansion in the investment portfolio. Loan and asset growth is expected to moderate in 2008, as local economies respond to the slowdown in the national economy, and particularly in the real estate sector. Growth rates in the Company’s market areas, however, are anticipated to exceed national growth rates.

Investments in available for sale securities increased by 34% from 2006, totaling $158.8 million at December 31, 2007, compared to $118.5 million at December 31, 2006. Available for sale investments increased to 15% of total assets compared to 13% for the previous year. Held-to-maturity investments also increased, from $6.7 million in 2006 to $11.3 million in 2007. Management expanded the investment portfolio again in 2007 to improve its interest rate risk position, particularly in a down-rate environment. Management continues to manage the investment portfolio to achieve reasonable yield and manage interest rate risk exposure, while maintaining the liquidity necessary to support the rapidly growing loan portfolio. Changes in the investment portfolio along with changes in market rates converted an unrealized loss of $111,000 in the investment portfolio at the end of 2006 into an unrealized gain of $1.3 million at the end of 2007. The Company also drew its Fed Funds Sold position down by $28.8 million during 2007 and reinvested the funds in the higher-yielding loan portfolio.

Office properties and equipment increased $16.6 million or 65% at December 31, 2007 compared to December 31, 2006. Continued construction on the new Sandpoint headquarters building and the new Spokane Valley office produced much of the increase. Investment in additional technology also added to the change. It is anticipated that the total construction and land cost of the Sandpoint building will be approximately $24.4 million. The Company currently plans to sell the building upon completion and full occupancy in late 2008. It will then lease back the branch and headquarters space. After 2008, occupancy expense is expected to moderate, as the Company’s future growth initiatives will likely involve fewer fixed asset expenditures.

Goodwill and other intangible assets decreased to $12.4 million at December 31, 2007, from $12.5 million at December 31, 2006. The Company had goodwill and core deposit intangible assets of approximately $10.9 million related to the November 2004 Snake River acquisition, and goodwill and other intangible assets of approximately $1.9 million as a result of the January 2003 purchase of the Ontario branch of Household FSB. The September 2006 purchase of a small investment company, Premier Alliance, added $263,000 in goodwill to this total in 2006. No new acquisitions occurred in 2007. Goodwill and other intangible assets equaled 1.2% of total assets at December 31, 2007. The decrease in the balance of goodwill and other intangible assets in 2007 relates to the amortization of the core deposit intangibles related to the Snake River acquisition and the Household FSB purchase.

To fund the asset growth, liabilities increased by $116.3 million, or 14% over 2006. Most of the increase was in traditional customer deposits, which grew $64.2 million or 9% from 2006 balances. The increase in deposits was split between non-interest bearing deposit accounts ($17.5 million growth), NOW and money market accounts ($17.5 million growth), and certificates of deposit ($24.1 million growth) from the previous year. Over the last several years, strong penetration in our existing markets and rapid growth in new branches have combined with market forces, including volatile equity markets, to produce the increases. Declining interest rates and increasing competition from other banks who are facing significant funding pressures will create additional challenges in growing deposits in 2008. To combat this, the Bank is specifically targeting customers and expanding in areas with high deposit concentrations, changing compensation structures to encourage branch staff to seek deposit growth, and providing additional training, target marketing and technology support for our staff. Management will also emphasize new product development and the use of other funding alternatives.

Deposits as of December 31, 2006 increased by $96.2 million over December 31, 2005, or 16%. NOW and money market accounts grew $75.4 million, or 35% from December 31, 2005. Demand deposit accounts increased $9.2 million over December 31, 2005, or 7%. Savings and IRA accounts increased by $8.2 million from December 31, 2005, or 11%.

Repurchase agreements increased $17.9 million, or 17% as the Bank utilized repurchase agreements to partially fund the strong loan and investment growth that occurred during 2007. Much of the growth in 2007 was used to fund the Company’s purchase of certain investment securities to protect against lower market rates. The Bank continues to rely on repurchase agreements as an alternate source of funding to support its asset growth. The $24 million increase in Federal Home Loan Bank advances was also used to fund the Company’s investment transactions. The 64% increase over 2006 in other borrowings to $37.0 million reflects the use of a credit line to fund construction of the Sandpoint Center. The outstanding balance of this credit line at December 31, 2007 was $19.5 million.

Total shareholders’ equity increased by $12.0 million from $78.1 million at December 31, 2006 to $90.1 million at December 31, 2007. This increase is due to the retention of the Company’s earnings and the after-tax increase in the market value of the available-for-sale investment portfolio. Total shares outstanding increased to 8.2 million shares. Total shareholders’ equity grew by $13.8 million from $64.3 million at December 31, 2005 to $78.1 million at December 31, 2006. This increase was due primarily to the retention of the Company’s earnings. Both the Bank’s and the Company’s regulatory capital ratios remain well above the percentages required by the FDIC to qualify as a “well capitalized” institution. Management is closely monitoring current capital levels in line with its long-term capital plan to maintain sufficient protection against risk and provide flexibility to capitalize on future opportunities.

Capital

Capital is the shareholders’ investment in the Company. Capital grows through the retention of earnings, the issuance of new stock, and through the exercise of stock options. Capital formation allows the Company to grow assets and provides flexibility and protection in times of adversity. Total equity on December 31, 2007 was 8.6% of total assets. The largest component of equity is common stock representing 85% of total equity. Retained earnings amount to 13% and the remaining 2% is accumulated other comprehensive income.

Banking regulations require the Company to maintain minimum levels of capital. The Company manages its capital to maintain a “well capitalized” designation (the FDIC’s highest rating). Regulatory capital calculations include some of the trust preferred securities as a component of capital. At December 31, 2007, the Company’s Total capital to risk weighted assets was 11.61%, compared to 11.62% at December 31, 2006. At December 31, 2007, the Company’s Tier I capital to risk weighted assets was 10.36%, compared to 10.37% at December 31, 2006. At December 31, 2007, the Company’s Tier I capital to average assets was 8.90%, compared to 9.13% at December 31, 2006. The decrease in these capital ratios at December 31, 2007 compared to December 31, 2006 is primarily a result of asset growth outpacing the growth of equity during 2007. It is anticipated that in the future, the Company will build capital through the retention of earnings and other sources. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios of 10%, 6%, and 5%, respectively. Based on the established regulatory ratios, the Company continues to maintain a “well-capitalized” designation.

In February 2005, the Company approved a 3-for-2 stock split, payable on March 15, 2005 to shareholders of record on March 10, 2005. In December 2005, the Company successfully completed a $12.0 million common stock offering to its existing shareholders and customers. This resulted in the issuance of an additional 705,882 shares of common stock. In April 2006, the Company approved a 10% stock dividend to all shareholders of record as of May 15, 2006. In April 2007, the Company approved an additional 10% stock dividend to all shareholders of record as of May 15, 2007.

The following table sets forth the Company’s actual regulatory capital ratios for 2007 and 2006 as well as the quantitative measures established by regulatory authorities.

					Well-Capitalized
	Actual		Capital Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

As of December 31, 2007
Total capital (to risk-weighted assets):
The Company	$102,927	11.61%	$70,900	8%	$88,626	10%
Panhandle State Bank	102,898	11.61%	70,902	8%	88,627	10%
Tier I capital (to risk-weighted assets):
The Company	91,840	10.36%	35,450	4%	53,175	6%
Panhandle State Bank	91,811	10.36%	35,451	4%	53,176	6%
Tier I capital (to average assets):
The Company	91,840	8.90%	41,297	4%	51,621	5%
Panhandle State Bank	91,811	9.13%	40,225	4%	50,281	5%
As of December 31, 2006
Total capital (to risk-weighted assets):
The Company	$90,937	11.62%	$62,611	8%	$78,264	10%
Panhandle State Bank	89,898	11.49%	62,611	8%	78,264	10%
Tier I capital (to risk-weighted assets):
The Company	81,147	10.37%	31,306	4%	46,958	6%
Panhandle State Bank	80,108	10.24%	31,306	4%	46,958	6%
Tier I capital (to average assets):
The Company	81,147	9.13%	35,540	4%	44,425	5%
Panhandle State Bank	80,108	9.18%	34,915	4%	43,643	5%

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

At December 31, 2007, the available-for-sale investment portfolio had gross unrealized gains in the amount of $2.2 million, compared to $183,000 at December 31, 2006. Management believes that all unrealized losses as of December 31, 2007 and 2006 are market driven, with no permanent sector or issuer credit concerns or impairments.

Core deposits include demand, interest checking, money market, savings, and local time deposits. Additional liquidity and funding sources are provided through the sale of loans, sales of securities, access to national certificate of deposit (CD) markets, and both secured and unsecured borrowings.

Core deposits, (total deposits less public deposits and brokered certificates of deposit), at December 31, 2007 were 95.7% of total deposits, compared to 97.1% at December 31, 2006. During 2007, the Company experienced a $45.3 million or 6.7% increase in its core deposit base. Deposit growth of $64 million lagged loan growth of $87 million in 2007, but was offset by strong increases in repurchase agreements and the use of a large Federal Funds Sold position at the beginning of 2007. As a result, the Company did not significantly utilize other higher-cost funding sources, such as wholesale certificates of deposit and other borrowings. In the future, management anticipates continued competition for deposits which will require stronger core deposit-gathering efforts and the use of other funding alternatives. The company utilized other repurchase agreements, wholesale certificates of deposit and Federal Home Loan Bank advances during the year to purchase additional investment securities that would provide interest rate risk protection in a declining rate environment.

Overnight-unsecured borrowing lines have been established at US Bank, Wells Fargo, Pacific Coast Bankers Bank the Federal Home Loan Bank of Seattle (FHLB) and the Federal Reserve Bank of San Francisco. At December 31, 2007, the Company had approximately $50.0 million of overnight funding available from its unsecured sources and no overnight fed funds borrowed. In addition, $2 to $5 million in funding is available on a semiannual basis from the State of Idaho in the form of negotiated certificates of deposit. In March 2007, the Company entered into an additional borrowing agreement with Pacific Coast Bankers Bank in the amount of $18.0 million, with the amount being increased to $25.0 million in December 2007. The borrowing agreement is a revolving line of credit with a variable rate of interest tied to LIBOR and is being used to support construction of the new Sandpoint headquarters facility. Management has also sold whole loans or participated portions of loans with other lenders as an additional source of liquidity.

While asset growth is expected to moderate in 2008, the competitive environment for deposits continues to be difficult in the short-term. As a result, management may utilize these alternative funding sources to a greater extent in 2008. As such, management is improving its access to these sources and upgrading its asset and liability management process, expertise and technology to effectively control potential future risks in this area.

Related Party Transactions

The Bank has executed certain loans and deposits with its directors, officers and their affiliates. All loans and deposits made are in conformance with regulatory requirements for banks and on substantially the same terms and conditions as other similarly qualified borrowers. The aggregate amount of loans outstanding to such related parties at December 31, 2007 and 2006 was approximately $1,024,000 and $638,000, respectively.

Directors’ fees of approximately $296,000, $314,000, and $310,000 were paid during the years ended December 31, 2007, 2006, and 2005, respectively.

Two of the Company’s Board of Directors are principals in law firms that provide legal services to Intermountain. During the years ended December 31, 2007, 2006 and 2005 the Company incurred legal fees of approximately $9,000, $11,000, and $7,000, respectively, related to services provided by these firms.

Two directors of Intermountain who joined the boards of Intermountain and Panhandle State Bank in connection with the Snake River Bancorp, Inc. acquisition and one former employee of Magic Valley Bank, who is now an employee of the Company, are all members of a partnership which owned the branch office building of Magic Valley Bank in Twin Falls, Idaho. The lease requires monthly rent of $13,165 and expires on February 28, 2018. The Company has an option to renew the lease for three consecutive five-year terms at current market rates. In connection with the Snake River Bancorp acquisition, the lease was amended to grant the Company a two-year option to acquire the property for $2.5 million. In December 2006, the Company sold the option to acquire the property to an unrelated party and executed a lease agreement to lease the building. The property was sold in January 2007 and the lease commenced in January 2007.

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

Tabular Disclosure of Contractual Obligations

The following table represents the Company’s on-and-off balance sheet aggregate contractual obligations to make future payments as of December 31, 2007.

	Payments Due by Period
		Less than	1 to	Over 3 to	More than
	Total	1 Year	3 Years	5 Years	5 Years
	(Dollars in thousands)

Long-term debt(1)	$112,678	$4,300	$31,579	$33,601	$43,198
Short-term debt	120,063	100,513	19,550	—	—
Capital lease obligations	—	—	—	—	—
Operating lease obligations(2)	14,667	991	1,520	1,321	10,835
Purchase obligations(3)	4,042	4,042	—	—	—
Other long-term liabilities reflected on the registrant’s balance sheet under GAAP	—	—	—	—	—

Total	$251,450	$109,846	$52,649	$34,922	$54,033

(1)	Includes interest payments related to long-term debt agreements.

(2)	Excludes recurring accounts payable, accrued expenses and other liabilities, repurchase agreements and customer deposits, all of which are recorded on the registrant’s balance sheet. See Notes 5 and 6 of “Notes to Consolidated Financial Statements”. Includes operating lease payments for new leases executed in December 2006 for the sale leaseback transactions for previously owned Canyon Rim and Gooding branches. The sale transaction was completed in January 2007 and the leases commenced in January 2007.

(3)	The Company is constructing a 94,000 square foot Sandpoint Center to relocate its Sandpoint branch and corporate headquarters.

Inflation

Substantially all of the assets and liabilities of the Company are monetary. Therefore, inflation has a less significant impact on the Company than does fluctuation in market interest rates. Inflation can lead to accelerated growth in noninterest expenses and may be a contributor to interest rate changes, both of which may impact net earnings. During the last two years, inflation, as measured by the Consumer Price Index, has not increased significantly, although current inflationary trends are higher. The effects of inflation have not had a material impact on the Company.

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

Allowance For Loan Losses.  In general, determining the amount of the allowance for loan losses requires significant judgment and the use of estimates by management. This analysis is designed to determine an appropriate level and allocation of the allowance for losses among loan types and loan classifications by considering factors affecting loan losses, including: specific losses; levels and trends in impaired and nonperforming loans; historical bank and industry loan loss experience; current national and local economic conditions; volume, growth and composition of the portfolio; regulatory guidance; and other relevant factors. Management monitors the loan portfolio to evaluate the adequacy of the allowance. The allowance can increase or decrease based upon the results of management’s analysis.

The amount of the allowance for the various loan types represents management’s estimate of probable incurred losses inherent in the existing loan portfolio based upon historical bank and industry loan loss experience for each loan type. The allowance for loan losses related to impaired loans usually is based on the fair value of the collateral for certain collateral dependent loans. This evaluation requires management to make estimates of the value of the collateral and any associated holding and selling costs.

Individual loan reviews are based upon specific quantitative and qualitative criteria, including the size of the loan, loan quality classifications, value of collateral, repayment ability of borrowers, and historical experience factors. The historical experience factors utilized are based upon past loss experience, trends in losses and delinquencies, the growth of loans in particular markets and industries, and known changes in economic conditions in the particular lending markets. Allowances for homogeneous loans (such as residential mortgage loans, personal loans, etc.) are collectively evaluated based upon historical bank and industry loan loss experience, trends in losses and delinquencies, growth of loans in particular markets, and known changes in economic conditions in each particular lending market. The Allowance for Loan Losses is presented to the Audit Committee for review.

Management believes the allowance for loan losses was adequate at December 31, 2007. While management uses available information to provide for loan losses, the ultimate collectibility of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions and other relevant factors. A slowdown in economic activity could adversely affect cash flows for both commercial and individual borrowers, as a result of which the Company could experience increases in nonperforming assets, delinquencies and losses on loans.

A reserve for unfunded commitments is maintained at a level that, in the opinion of management, is adequate to absorb probable losses associated with the Bank’s commitment to lend funds under existing agreements such as letters or lines of credit. Management determines the adequacy of the reserve for unfunded commitments based upon reviews of individual credit facilities, current economic conditions, the risk characteristics of the various categories of commitments and other relevant factors. The reserve is based on estimates, and ultimate losses may vary from the current estimates. These estimates are evaluated on a regular basis and, as adjustments become necessary, they are recognized in earnings in the periods in which they become known through charges to other non-interest expense. Draws on unfunded commitments that are considered uncollectible at the time funds are advanced are charged to the reserve for unfunded commitments. Provisions for unfunded commitment losses, and recoveries on commitment advances previously charged-off, are added to the reserve for unfunded commitments, which is included in the Other Liabilities section of the Consolidated Statements of Financial Condition.

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

Management evaluates investment securities for other than temporary declines in fair value on a periodic basis. If the fair value of investment securities falls below their amortized cost and the decline is deemed to be other than temporary, the securities will be written down to current market value and the write down will be deducted from earnings. There were no investment securities which management identified to be other-than-temporarily impaired for the year ended December 31, 2007. Charges to income could occur in future periods due to a change in management’s intent to hold the investments to maturity, a change in management’s assessment of credit risk, or a change in regulatory or accounting requirements.

Goodwill and Other Intangible Assets.  Goodwill arising from business combinations represents the value attributable to unidentifiable intangible elements in the business acquired. The Company’s goodwill relates to value inherent in the banking business and the value is dependent upon the Company’s ability to provide quality, cost-effective services in a competitive market place. As such, goodwill value is supported ultimately by revenue that is driven by the volume of business transacted. A decline in earnings as a result of a lack of growth or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill that could adversely impact earnings in future periods. Goodwill is not amortized, but is subjected to impairment analysis at least annually. The last impairment analysis was performed in December 2007. No impairment was considered necessary during the year ended December 31, 2007. However, future events could cause management to conclude that the Company’s goodwill is impaired, which would result in the Company recording an impairment loss. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.

Other intangible assets consisting of core-deposit intangibles with definite lives are amortized over the estimated life of the acquired depositor relationships. These intangible assets are also subject to impairment analysis. No impairment was considered necessary during the year ended December 31, 2007.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (R), “Business Combinations” (“SFAS No. 141 (R)”). SFAS No. 141 (R) establishes principles and requirements for how the acquirer: 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; 2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141 (R) applies prospectively to business combinations entered into by the Company after January 1, 2009. The Company intends to continue to pursue a long term growth strategy, which may include acquiring other financial institutions. As such, SFAS No. 141 (R) may have a material effect on the Company, mainly in regards to the valuation of loans, and the treatment for acquisition costs.

In November 2007, the SEC issued Staff Accounting Bulletin 109 (“SAB 109”) regarding the valuation of loan commitments. SAB 109 supersedes SAB 105, and states that in measuring the fair value of a derivative loan commitment, the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 109 will be effective for the Company as of January 1, 2008. The Company is currently evaluating the impact, if any, of SAB 109 on future periods.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 provides a fair value measurement election for many financial instruments, on an instrument by instrument basis. SFAS No. 159 will be effective for the Company as of January 1, 2008. The Company is currently evaluating whether to make the SFAS No. 159 fair value election on any of its financial instruments.

In September 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” EITF Issue No. 06-4 will be effective for the Company as of January 1, 2008. The Company has evaluated the impact of EITF Issue No. 06-4 on future periods and has determined the amount to be immaterial.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 will be effective for the Company as of January 1, 2008. The Company is currently assessing the impact of this standard and does not expect SFAS No. 157 to have a material effect on its consolidated financial statements.

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

The Company views any asset or liability which matures, or is subject to repricing within one year to be interest sensitive even though an analysis is performed for all other time intervals as well. The difference between interest-sensitive assets and interest sensitive liabilities for a defined period of time is known as the interest sensitivity “gap”, and may be either positive or negative. When the gap is positive, interest sensitive assets reprice quicker than interest sensitive liabilities. When negative, the reverse occurs. Non-interest assets and liabilities have been positioned based on management’s evaluation of the general sensitivity of these balances to migrate into rate-sensitive products. This analysis provides a general measure of interest rate risk but does not address complexities such as prepayment risk, basis risk and the Bank’s customer responses to interest rate changes.

At December 31, 2007, the Company’s one-year interest sensitive gap is negative $299.4 million, or negative 28.55% which falls within the risk tolerance levels established by the Company’s Board. The current gap position indicates that if interest rates were to change and affect assets and liabilities equally, rising rates would decrease the Bank’s net interest income. The reverse is true when rates fall. The primary cause for the negative gap is the large block of deposits with no stated maturity, including NOW, money market and savings accounts that can be repriced at any time. However, changes in rates offered on these types of deposits tend to lag changes in market interest rates, thereby potentially reducing or eliminating the impact of the negative gap position. As such, this measure is only a small part of a larger Interest Rate Risk assessment or analysis.

The Asset/Liability Management Committee of the Company also periodically reviews the results of a detailed and dynamic simulation model to quantify the estimated exposure of net interest income (NII) and the estimated economic value of the Company to changes in interest rates. The simulation model, which has been compared to and validated with an independent third-party model, illustrates the estimated impact of changing interest rates on the interest income received and interest expense paid on all interest bearing assets and liabilities reflected on the Company’s statement of financial condition. This interest sensitivity analysis is compared to policy limits for risk tolerance levels of net interest income exposure over a one-year time horizon, given a 300 and 100 basis point movement in interest rates. Trends in out-of-tolerance conditions are then addressed by the committee, resulting in the implementation of strategic management intervention designed to bring interest rate risk within policy targets. A parallel shift in interest rates over a one-year period is assumed as a benchmark, with reasonable assumptions made regarding the timing and extent to which each interest-bearing asset and liability responds to the changes in market rates. The original assumptions were made based on industry averages and the company’s own experience, and have been modified based on the company’s continuing analysis of its actual versus expected performance, and after consultations with an outside consultant. The following table represents the estimated sensitivity of the Company’s net interest income as of December 31, 2007 and 2006 compared to the established policy limits:

12 Month Cumulative % effect on NII	Policy Limit %	12-31-07	12-31-06

+100bp	+8.0 to - 8.0	3.81	0.25
+300bp	+15.0 to -15.0	10.06	5.75
−100bp	+8.0 to - 8.0	0.73	−1.81
−300bp	+15.0 to -15.0	−17.8	−6.28

The model results for both years fall within the risk tolerance guidelines established by the committee, with the exception of the minus 300 basis point scenario in 2007. Given that market rates have declined 2.25% over the past six months, management considers an additional 3.0% drop highly unlikely.

The following table displays the Bank’s balance sheet based on the repricing schedule of 3 months, 3 months to 1 year, 1 year to 5 years and over 5 years.

Asset/Liability Maturity Repricing Schedule
December 31, 2007

		After Three	After One
		Months	Year but
	Within Three	but within	within Five	After Five
	Months	One Year	Years	Years	Total
	(Dollars in thousands)

Loans receivable and held for sale	$313,479	$176,969	$217,060	$65,649	$773,157
Securities	66,360	8,166	35,753	61,614	171,893
Federal funds sold	6,565	—	—	—	6,565
Time certificates and interest-bearing cash	149	—	—	—	149

Total earning assets	386,553	185,135	252,813	127,263	951,764
Allowance for loan losses	(3,528)	(3,176)	(4,116)	(941)	(11,761)

Total earning assets, net	$383,025	$181,959	$248,697	$126,322	$940,003

Interest-bearing demand deposits(1)	$308,857	$—	$—	$—	$308,857
Savings deposits and IRA(1)	76,112	4,413	6,623	—	87,148
Time certificates of deposit accounts	113,219	52,727	36,747	71	202,764

Total deposits	498,188	57,140	43,370	71	598,769
Repurchase agreements	124,127	—	—	—	124,127
FHLB advances	—	5,000	24,000	—	29,000
Other borrowed funds	36,015	—	—	982	36,997

Total interest-bearing liabilities	$658,330	$62,140	$67,370	$1,053	$788,893

Net interest rate sensitivity gap	$(275,305)	$119,819	$181,327	$125,269	$151,110
Cumulative gap	$(275,305)	$(155,486)	$25,841	$151,110	—

(1)	Includes deposits with no stated maturity.

The following table displays expected maturity information and corresponding interest rates for all interest-sensitive assets and liabilities at December 31, 2007.

Expected Maturity Date at December 31, 2007

	2008	2009-10	2011-12	Thereafter	Total
	(Dollars in thousands)

Interest-sensitive assets:
Commercial loans	$366,005	$87,167	$58,082	$112,184	$623,438
Average interest rate	8.47%	8.09%	8.36%	8.30%
Residential loans(1)	48,238	21,406	10,635	33,731	114,010
Average interest rate	8.69%	8.37%	9.00%	8.30%
Consumer loans	11,101	6,419	6,222	2,544	26,286
Average interest rate	7.83%	9.18%	9.08%	11.06%
Municipal loans	1,461	337	1,514	1,910	5,222
Average interest rate	6.65%	5.35%	5.62%	5.11%
Investments	74,527	20,859	14,893	61,615	171,894
Average interest rate	4.29%	5.03%	5.75%	5.53%
Federal funds sold	6,565	—	—	—	6,565
Average interest rate	3.90%	0.00%	0.00%	0.00%
Certificates and interest bearing cash	149	—	—	—	149
Average interest rate	3.65%	0.00%	0.00%	0.00%

Total interest-sensitive assets	$508,046	$136,188	$91,346	$211,984	$947,564

Deposits:
Savings deposits and IRA	$80,560	$3,981	$2,608	$—	$87,149
Average interest rate	0.78%	4.05%	4.72%	0.00%
NOW and money market	308,857	—	—	—	308,857
Average interest rate	2.59%	0.00%	0.00%	0.00%
Certificates of deposit accounts	165,945	33,894	2,853	71	202,763
Average interest rate	4.57%	4.71%	4.63%	4.24%
Repurchase agreements	94,127	—	30,000	—	124,127
Average interest rate	4.44%	0.00%	5.85%	0.00%
Other borrowed funds	5,000	$43,488	—	17,509	65,998
Average interest rate	2.71%	5.77%	0.00%	7.35%

Total interest-sensitive liabilities	$654,489	$81,364	$35,461	$17,580	$788,894

(1)	Includes loans held for sale.

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

Management’s Report on Internal Control Over Financial Reporting

Intermountain’s management, including the principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of Intermountain’s management, Intermountain conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on management’s evaluation under the COSO Framework, Intermountain’s management has concluded that Intermountain’s internal control over financial reporting was effective as of December 31, 2007.

The effectiveness of Intermountain’s internal control over financial reporting as of December 31, 2007 has been attested to by BDO Seidman, LLP, the independent registered public accounting firm that audited the financial statements included in Intermountain’s annual report on 10-K, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Intermountain Community Bancorp
Sandpoint, Idaho

We have audited Intermountain Community Bancorp’s (“Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Intermountain Community Bancorp’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Intermountain Community Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Intermountain Community Bancorp as of December 31, 2007 and 2006, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 17, 2008, expressed an unqualified opinion on those consolidated financial statements.

Spokane, Washington
March 17, 2008

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

In response to this Item, the information set forth in Intermountain’s Proxy Statement dated March 24, 2008 (“2008 Proxy Statement”) under the headings “Information with Respect to Nominees and Other Directors,” “Meetings and Committees of the Board of Directors,” “Executive Compensation,” and “Security Ownership of Certain Beneficial Owners and Management” and “Compliance with Section 16(a) filing requirements are incorporated herein by reference.

Information concerning Intermountain’s Audit Committee financial expert is set forth under the caption “Meetings and Committees of the Board of Directors” in Intermountain’s 2008 Proxy Statement and is incorporated herein by reference.

Intermountain has adopted a Code of Ethics that applies to all Intermountain employees and directors, including Intermountain’s senior financial officers. The Code of Ethics is publicly available on Intermountain’s website at http://www.Intermountainbank.com.

Item 11.	EXECUTIVE COMPENSATION

In response to this Item, the information set forth in Intermountain’s Proxy Statement dated March 24, 2008 under the heading “Directors Compensation” and “Executive Compensation” is incorporated herein.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

In response to this Item, the information set forth in Intermountain’s 2008 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In response to this Item, the information set forth in Intermountain’s 2008 Proxy Statement under the heading “Certain Relationships and Related Transactions” is incorporated herein.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

In response to this Item, the information set forth in Intermountain’s 2008 Proxy Statement under the headings “Ratification of Appointment of Independent Auditors” and “Independent Registered Public Accounting Firm” is incorporated herein.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Audited Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets at December 31, 2007 and 2006

•	Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005

•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2007, 2006 and 2005

•	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005

•	Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

•	Summary of Accounting Policies

•	Notes to Consolidated Financial Statements

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

March 17, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Curt Hecker Curt Hecker	President and Chief Executive Officer, Principal Executive Officer, Director	March 17, 2008

/s/ John B. Parker John B. Parker	Chairman of the Board, Director	March 17, 2008

/s/ Douglas Wright Douglas Wright	Executive Vice President and Chief Financial Officer, Principal Financial Officer	March 17, 2008

/s/ Charles L. Bauer Charles L. Bauer	Director	March 17, 2008

/s/ James T. Diehl James T. Diehl	Director	March 17, 2008

/s/ Ford Elsaesser Ford Elsaesser	Director	March 17, 2008

/s/ Ronald Jones Ronald Jones	Director	March 17, 2008

/s/ Maggie Y. Lyons Maggie Y. Lyons	Director	March 17, 2008

/s/ Jim Patrick Jim Patrick	Director	March 17, 2008

/s/ Michael J. Romine Michael J. Romine	Director	March 17, 2008

Signature	Title	Date

/s/ Jerrold Smith Jerrold Smith	Executive Vice President and Director	March 17, 2008

/s/ Barbara Strickfaden Barbara Strickfaden	Director	March 17, 2008

/s/ Douglas P. Ward Douglas P. Ward	Director	March 17, 2008

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation(1)
3.2	Amended and Restated Bylaws(2)
4.1	Form of Stock Certificate(3)
10.1	Second Amended and Restated 1999 Employee Stock Option and Restricted Stock Plan(3)
10.2	Form of Employee Option Agreement(3)
10.3	Form of Restricted Stock Award Agreement
10.4	Amended and Restated Director Stock Option Plan(4)
10.5	Form of Nonqualified Stock Option Agreement(3)
10.6	Form of Director Restricted Stock Award Agreement
10.7	Form of Stock Purchase Bonus Agreement
10.8	Amended and Restated Employment Agreement with Curt Hecker dated January 1, 2008
10.9	Amended and Restated Salary Continuation and Split Dollar Agreement for Curt Hecker dated January 1, 2008
10.10	Amended and Restated Employment Agreement with Jerry Smith dated January 1, 2008
10.11	Amended and Restated Salary Continuation and Split Dollar Agreement with Jerry Smith dated January 1, 2008
10.12	Amended and Restated Executive Severance Agreement with Douglas Wright dated January 1, 2008
10.13	Amended and Restated Executive Severance Agreement with John Nagel dated December 27, 2007
10.14	Amended and Restated Executive Severance Agreement with Pam Rasmussen dated December 28, 2007
10.15	Amended and Restated 2006-2008 Long Term Incentive Plan(5)
10.16	2003 — 2005 Long-Term Incentive Plan, as amended, and Restricted Stock Award Agreement(6)
10.17	Executive Incentive Plan(7)
14	Code of Ethics(7)
21	Subsidiaries of the Registrant
23	Consent of BDO Seidman, LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed September 8, 2004

(3)	Incorporated by reference to the Registrant’s Form 10, as amended on July 1, 2004

(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005

(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006

(6)	Incorporated by reference to the S-8 Registration Statement filed by the Registrant on March 30, 2006 (File No. 333-132835)

(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Intermountain Community Bancorp
Sandpoint, Idaho

We have audited the accompanying consolidated balance sheets of Intermountain Community Bancorp as of December 31, 2007 and 2006 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intermountain Community Bancorp at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 10 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, as of January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Intermountain Community Bancorp’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 17, 2008, expressed an unqualified opinion thereon.

/s/  BDO Seidman, LLP

Spokane, Washington
March 17, 2008

INTERMOUNTAIN COMMUNITY BANCORP

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(Dollars in thousands,
	except per share data)

ASSETS
Cash and cash equivalents:
Interest-bearing	$149	$72
Non-interest bearing and vault	26,851	24,305
Restricted cash	4,527	888
Federal funds sold	6,565	35,385
Available-for-sale securities, at fair value	158,791	118,490
Held-to-maturity securities, at amortized cost	11,324	6,719
Federal Home Loan Bank of Seattle stock, at cost	1,779	1,779
Loans held for sale	4,201	8,945
Loans receivable, net	756,549	664,885
Accrued interest receivable	8,207	7,329
Office properties and equipment, net	42,090	25,444
Bank-owned life insurance	7,713	7,400
Goodwill	11,662	11,662
Other intangibles	723	881
Prepaid expenses and other assets	7,528	6,164

Total assets	$1,048,659	$920,348

LIABILITIES
Deposits	$757,838	$693,686
Securities sold subject to repurchase agreements	124,127	106,250
Advances from Federal Home Loan Bank	29,000	5,000
Cashier checks issued and payable	1,509	6,501
Accrued interest payable	3,027	1,909
Other borrowings	36,998	22,602
Accrued expenses and other liabilities	6,041	6,320

Total liabilities	958,540	842,268

Commitments and contingent liabilities (Notes 14 and 15)

STOCKHOLDERS’ EQUITY
Common stock 29,040,000 shares authorized; 8,313,005 and 7,423,904 shares issued and 8,248,710 and 6,577,290 shares outstanding	76,746	60,395
Accumulated other comprehensive income (loss), net of tax	1,327	(111)
Retained earnings	12,046	17,796

Total stockholders’ equity	90,119	78,080

Total liabilities and stockholders’ equity	$1,048,659	$920,348

See accompanying summary of accounting policies and notes to consolidated financial statements.

INTERMOUNTAIN COMMUNITY BANCORP

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands,
	except per share amounts)

Interest income:
Loans	$65,362	$54,393	$37,897
Investments	7,496	5,187	3,751

Total interest income	72,858	59,580	41,648

Interest expense:
Deposits	18,769	13,192	8,250
Other borrowings	3,498	2,109	1,177
Short-term borrowings	4,070	2,232	1,290

Total interest expense	26,337	17,533	10,717

Net interest income	46,521	42,047	30,931
Provision for losses on loans	(3,896)	(2,148)	(2,229)

Net interest income after provision for losses on loans	42,625	39,899	28,702

Other income:
Fees and service charges	8,646	6,726	5,754
Mortgage banking operations	2,749	3,300	2,411
Bank-owned life insurance	314	305	300
Net (loss) on sale of securities	(38)	(987)	(43)
Other income	1,528	1,494	1,198

Total other income	13,199	10,838	9,620

Operating expenses:
Salaries and employee benefits	25,394	21,859	15,356
Occupancy expense	6,089	4,789	3,927
Advertising	1,330	1,172	767
Fees and service charges	1,404	1,193	974
Printing, postage and supplies	1,466	1,430	1,257
Legal and accounting	1,377	1,418	1,153
Other expenses	3,866	4,099	3,098

Total operating expenses	40,926	35,960	26,532

Income before income taxes	14,898	14,777	11,790
Income tax provision	5,453	5,575	4,308

Net income	$9,445	$9,202	$7,482

Earnings per share — basic	$1.15	$1.15	$1.06

Earnings per share — diluted	$1.10	$1.07	$0.97

Weighted-average shares outstanding — basic	8,206,341	8,035,401	7,078,037

Weighted-average shares outstanding — diluted	8,604,737	8,585,687	7,683,813

See accompanying summary of accounting policies and notes to consolidated financial statements.

INTERMOUNTAIN COMMUNITY BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Net income	$9,445	$9,202	$7,482
Other comprehensive income (loss):
Change in unrealized (losses) gains on investments, net of reclassification adjustments	2,380	2,018	(1,362)
Less deferred income tax benefit (expense)	(942)	(792)	534

Net other comprehensive income (loss)	1,438	1,226	(828)

Comprehensive income	$10,883	$10,428	$6,654

See accompanying summary of accounting policies and notes to consolidated financial statements.

INTERMOUNTAIN COMMUNITY BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2007, 2006, and 2005

			Accumulated
			Other
			Comprehensive		Total
	Common Stock		Income	Retained	Stockholders’
	Shares	Amount	(loss)	Earnings	Equity
	(Dollars in thousands, except per share data)

Balance, January 1, 2005	3,784,180	$30,314	$(509)	$14,759	$44,564
Net income	—	—	—	7,482	7,482
Equity based compensation	—	79	—	—	79
Restricted Stock Grant	21,520	—	—	—	—
Shares issued upon exercise of stock options	172,419	901	—	—	901
Net unrealized loss on investments	—	—	(828)	—	(828)
Stock split, three-for-two	1,914,911	—	—	—	—
Fractional share redemption	(102)	—	—	(1)	(1)
Common stock issued, net of costs	705,882	11,861	—	—	11,861
Tax benefit associated with stock options	—	215	—	—	215

Balance, December 31, 2005	6,598,810	$43,370	$(1,337)	$22,240	$64,273

See accompanying summary of accounting policies and notes to consolidated financial statements.

INTERMOUNTAIN COMMUNITY BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2007, 2006, and 2005

			Accumulated
			Other		Total
	Common Stock		Comprehensive	Retained	Stockholders’
	Shares	Amount	Income (Loss)	Earnings	Equity
	(Dollars in thousands, except per share data)

Balance, December 31, 2005	6,598,810	$43,370	$(1,337)	$22,240	$64,273
Net income	—	—	—	9,202	9,202
Equity based compensation	—	848	—	—	848
Restricted Stock Grant	19,877	—	—	—	—
Shares issued upon exercise of stock options	101,245	476	—	—	476
Vesting of stock-based compensation awards	26,002	—	—	—	—
Reclassification of liability associated with stock-based compensation plans upon adoption of SFAS 123 (R)	—	1,333	—	—	1,333
Net unrealized gain on investments	—	—	1,226	—	1,226
10% common stock dividend	666,840	13,637	—	(13,637)	—
Fractional share redemption	(32)	—	—	(9)	(9)
Shares issued for business purchase	11,162	255	—	—	255
Tax benefit associated with stock options	—	476	—	—	476

Balance, December 31, 2006	7,423,904	$60,395	$(111)	$17,796	$78,080

See accompanying summary of accounting policies and notes to consolidated financial statements.

INTERMOUNTAIN COMMUNITY BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2007, 2006 and 2005

			Accumulated
			Other		Total
	Common Stock		Comprehensive	Retained	Stockholders’
	Shares	Amount	Income (Loss)	Earnings	Equity
		(Dollars in thousands, except per share data)

Balance, December 31, 2006	7,423,904	$60,395	$(111)	$17,796	$78,080
Net income	—	—	—	9,445	9,445
Equity based compensation	—	486	—	—	486
Restricted Stock Grant	26,177	—	—	—	—
Shares issued upon exercise of stock options	83,664	395	—	—	395
Vesting of stock-based compensation awards	28,604	—	—	—	—
Net unrealized gain on investments	—	—	1,438	—	1,438
10% common stock dividend	750,671	15,186	—	(15,186)	—
Fractional share redemption	(15)	—	—	(9)	(9)
Tax benefit associated with stock options	—	284	—	—	284

Balance, December 31, 2007	8,313,005	$76,746	$1,327	$12,046	$90,119

See accompanying summary of accounting policies and notes to consolidated financial statements.

INTERMOUNTAIN COMMUNITY BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Cash flows from operating activities:
Net income	$9,445	$9,202	$7,482
Adjustments to reconcile net income to net cash provided by operating activities:
Equity based compensation expense	486	848	79
Excess tax benefit related to stock-based compensation	(226)	(382)	—
Depreciation	2,632	2,095	1,697
Net amortization of premiums on securities	(508)	115	163
Stock dividends on Federal Home Loan Bank of Seattle stock	—	(5)	—
Provisions for losses on loans	3,896	2,148	2,229
Amortization of core deposit intangibles	158	170	186
Net accretion of loan discount	(56)	(89)	(146)
Accretion of deferred gain on sale of branch property	(16)	—	—
Gain (loss) on sale of loans, investments, property and equipment	(350)	243	64
Gain on sale of real estate owned	—	—	(79)
Deferred income tax benefit	(835)	(1,182)	(832)
Increase in cash surrender value of bank-owned life insurance	(314)	(305)	(300)
Change in (net of acquisition of business):
Loans held for sale	4,744	(3,056)	(203)
Accrued interest receivable	(878)	(2,337)	(1,270)
Prepaid expenses and other assets	(1,816)	(2,424)	(455)
Accrued interest payable	1,118	835	321
Accrued expenses and other liabilities	(4,795)	2,659	2,694

Net cash provided by operating activities	12,685	8,535	11,630

Cash flows from investing activities:
Net change in certificates of deposit with other institutions	—	—	—
Purchases of available-for-sale securities	(168,065)	(73,278)	(39,159)
Proceeds from calls, maturities or sales of available-for-sale securities	121,627	32,138	43,401
Principal payments on mortgage-backed securities	9,042	7,456	13,248
Purchases of held-to-maturity securities	(5,071)	(649)	(1,929)
Proceeds from calls or maturities of held-to-maturity securities	412	637	541
Purchase of Federal Home Loan Bank of Seattle stock	—	—	(564)
Net increase in loans receivable	(105,432)	(125,777)	(139,693)
Proceeds from sale of loans receivable	8,317	15,541	1,278
Purchase of office properties and equipment	(19,078)	(10,871)	(4,332)
Purchase of business	—	(42)	—
Proceeds from sales of office properties and equipment	2,248	22	38
Improvements and other changes in real estate owned	(280)	776	(242)
Proceeds from sale of other real estate owned	9	47	1,163
Net change in federal funds sold	28,820	(24,305)	(2,750)
Net (increase) decrease in restricted cash	(3,639)	(114)	860

Net cash used in investing activities	(131,090)	(178,419)	(128,140)

See accompanying summary of accounting policies and notes to consolidated financial statements.

INTERMOUNTAIN COMMUNITY BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Cash flows from financing activities:
Net increase in demand, money market and savings deposits	40,107	92,731	80,024
Net increase in certificates of deposit	24,036	3,412	16,500
Proceeds from other borrowings	14,428	5,059	—
Proceeds from Federal Home Loan Bank advances	34,000	—	48,000
Repayments of Federal Home Loan Bank advances	(10,000)	—	(48,000)
Net change in repurchase agreements	17,877	68,451	16,898
Principal reduction of note payable	(33)	(116)	—
Excess tax benefit related to stock based compensation	226	382	—
Proceeds from exercise of stock options	396	476	901
Proceeds from common stock offering, net of expenses	—	—	11,861
Redemption of fractional shares of common stock	(9)	(9)	(1)

Net cash provided by financing activities	121,028	170,386	126,183

Net increase in cash and cash equivalents	2,623	502	9,673
Cash and cash equivalents, beginning of year	24,377	23,875	14,202

Cash and cash equivalents, end of year	$27,000	$24,377	$23,875

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$27,152	$16,674	$10,325
Income taxes	$5,858	$6,620	$4,468
Noncash investing and financing activities:
Common stock dividends	$15,186	$13,637	$—
Restricted shares issued	$719	$491	$344
Deferred gain on sale/leaseback of branch property	$307	$—	$—
Purchase of land	$—	$1,130	$—
Loans converted to Other Real Estate Owned	$616	$398	$—
Common stock issued upon business combination	$—	$255	$—

See accompanying summary of accounting policies and notes to consolidated financial statements.

INTERMOUNTAIN COMMUNITY BANCORP

SUMMARY OF ACCOUNTING POLICIES

Organization

Intermountain Community Bancorp (“Intermountain” or “the Company”) is a financial holding company whose principal activity is the ownership and management of its wholly owned subsidiary, Panhandle State Bank (“the Bank”). The Bank is a state chartered commercial bank under the laws of the state of Idaho. At December 31, 2007, the Bank had eight branch offices in northern Idaho, five in southwestern Idaho, three in southcentral Idaho, two branches in eastern Washington and one branch in eastern Oregon operating under the names of Panhandle State Bank, Intermountain Community Bank and Magic Valley Bank. It also had a loan production office operating under the name Intermountain Community Bank in southwestern Idaho.

Intermountain provides customized quality financial services and banking products to its customers through experienced, highly trained staff who are long-time residents of its local markets. Intermountain believes this philosophy has allowed it to grow rapidly in its market areas. With $1.05 billion in total assets as of December 31, 2007, Intermountain originates loans and attracts Federal Deposit Insurance Corporation (“FDIC”) insured deposits from the general public through 19 branches and one loan production office located in Washington, Oregon, and Idaho. In addition, Intermountain also markets trust and wealth management services through its Trust Division and fixed income and equity products, mutual funds, fixed and variable annuities and other financial products through Intermountain Community Investments.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash equivalents are any highly liquid debt instruments with a remaining maturity of three months or less at the date of purchase. Cash and cash equivalents are on deposit with other banks and financial institutions in amounts that periodically exceed the federal insurance limit. Intermountain evaluates the credit quality of these banks and financial institutions to mitigate its credit risk.

Restricted Cash

Restricted cash represents the required reserve balances maintained to comply with Federal Reserve Bank requirements.

Investments

Intermountain classifies debt and equity investments as follows:

•	Available-for-Sale. Debt and equity investments that will be held for indefinite periods of time are classified as available-for-sale and are carried at market value. Market value is determined using published quotes or other indicators of value as of the close of business. Unrealized gains and losses that are considered temporary are reported, net of deferred income taxes, as a component of accumulated other comprehensive income or loss in stockholders’ equity until realized.

•	Federal Home Loan Bank of Seattle Stock. Federal Home Loan Bank (“FHLB”) of Seattle stock may only be redeemed by FHLB Seattle or sold to another member institution at par. Therefore, this investment is carried at cost.

•	Held-to-Maturity. Investments in debt securities that management has the intent and ability to hold until maturity are classified as held-to-maturity and are carried at their remaining unpaid principal balance, net of unamortized premiums or unaccreted discounts.

INTERMOUNTAIN COMMUNITY BANCORP

SUMMARY OF ACCOUNTING POLICIES — (Continued)

Premiums are amortized and discounts are accreted using the level-interest-yield method over the estimated remaining term of the underlying security. Realized gains and losses on sales of investments and mortgage-backed securities are recognized in the statement of income in the period sold using the specific identification method.

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value. Net unrealized losses are recognized through a valuation allowance by charges to income. Gains or losses on sales of mortgage loans are recognized based on the differences between the selling price and the carrying value of the mortgage loans sold.

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

Loans are classified as impaired when, based on current information and events, it is probable the Bank will be unable to collect all amounts as scheduled under the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral, if the loan is collateral dependent. Changes in these values are reflected in income through charges to the provision for loan losses.

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

A reserve for unfunded commitments is maintained at a level that, in the opinion of management, is adequate to absorb probable losses associated with the Bank’s commitment to lend funds under existing agreements such as letters or lines of credit. Management determines the adequacy of the reserve for unfunded commitments based upon reviews of individual credit facilities, current economic conditions, the risk characteristics of the various

INTERMOUNTAIN COMMUNITY BANCORP

SUMMARY OF ACCOUNTING POLICIES — (Continued)

categories of commitments and other relevant factors. The reserve is based on estimates, and ultimate losses may vary from the current estimates. These estimates are evaluated on a regular basis and, as adjustments become necessary, they are recognized in earnings in the periods in which they become known through charges to other non-interest expense. Draws on unfunded commitments that are considered uncollectible at the time funds are advanced are charged to the reserve for unfunded commitments. Provisions for unfunded commitment losses, and recoveries on commitment advances previously charged-off, are added to the reserve for unfunded commitments, which is included in the Other Liabilities section of the Consolidated Statements of Financial Condition.

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

Office Properties and Equipment

Office properties and equipment are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, ranging from two to thirty years. Expenditures for new properties and equipment and major renewals or betterments are capitalized. In the case where the Company constructs a facility and the construction period is lengthy, interest expense will be capitalized and added to the cost of the facility. Expenditures for repairs and maintenance are charged to expense as incurred. Upon sale or retirement, the cost and related accumulated depreciation are removed from the respective property or equipment accounts, and the resulting gains or losses are reflected in operations.

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

INTERMOUNTAIN COMMUNITY BANCORP

SUMMARY OF ACCOUNTING POLICIES — (Continued)

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

Equity Compensation Plans

The Company maintains an Equity Participation Plan under which the Company has granted non-qualified and incentive stock options and restricted stock to employees and non-employee directors. Effective January 1, 2006, the Company adopted FASB Statement No. 123(R), “Share-Based Payments”, using the modified prospective method, and the fair value recognition provision of the “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123R)”). Using the alternative transition method, the Company elected to adopt the alternative transition method provided in FSP 123R-3 for calculating the tax effects of stock-based compensation. The alternative transition method includes simplified methods to establish the beginning balance of the additional-paid-in-capital pool (“APIC pool”) related to the tax effects of stock-based compensation, and for determining the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of stock-based compensation awards that are outstanding upon adoption of SFAS 123 (R).

Prior to 2006, the Company applied the disclosure-only provision of SFAS No. 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” The Company measured compensation cost for stock-based employee compensation plans using the intrinsic value method of accounting prescribed by Accounting Principals Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” All of the stock options are granted at market value on the date of grant. Accordingly, no compensation expense was recognized in 2005 for options related to the stock option plan. Restricted stock grants, however, are subject to a five-year vesting period, and the fair values on issuance date of these grants were expensed on a straight line basis over the life of the grant.

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

INTERMOUNTAIN COMMUNITY BANCORP

SUMMARY OF ACCOUNTING POLICIES — (Continued)

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

Reclassifications

Certain amounts in the 2006 financial statements have been reclassified to conform with the current year’s presentation. These reclassifications had no effect on total stockholders’ equity or net income as previously reported.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (R), “Business Combinations” (“SFAS No. 141 (R)”). SFAS No. 141 (R) establishes principles and requirements for how the acquirer: 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; 2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141 (R) applies prospectively to business combinations entered into by the Company after January 1, 2009. The Company intends to continue to pursue a long term growth strategy, which may include acquiring other financial institutions. As such, SFAS No. 141 (R) may have a material effect on the Company, mainly in regards to the valuation of loans, and the treatment for acquisition costs.

In November 2007, the SEC issued Staff Accounting Bulletin 109 (“SAB 109”) regarding the valuation of loan commitments. SAB 109 supersedes SAB 105, and states that in measuring the fair value of a derivative loan commitment, the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 109 will be effective for the Company as of January 1, 2008. The Company is currently evaluating the impact, if any, of SAB 109 on future periods.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 provides a fair value measurement election for many financial instruments, on an instrument by instrument basis. SFAS No. 159 will be effective for the Company as of January 1, 2008. The Company is currently evaluating whether to make the SFAS No. 159 fair value election on any of its financial instruments.

In September 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” EITF Issue No. 06-4 will be effective for the Company as of January 1, 2008. The Company has evaluated the impact of EITF Issue No. 06-4 on future periods and has determined the amount to be immaterial.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 will be effective for the Company as of January 1, 2008. The Company is currently assessing the impact of this standard and does not expect SFAS No. 157 to have a material effect on its consolidated financial statements.

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Investments

The amortized cost and fair values of investments are as follows (in thousands):

	Available-for-Sale
		Gross	Gross
		Unrealized	Unrealized	Fair Value/
	Amortized Cost	Gains	Losses	Carrying Value

December 31, 2007
U.S. treasury securities and obligations of U.S. government agencies	$61,740	$1,313	$(101)	$62,952
Mortgage-backed securities	94,754	1,518	(533)	95,739
State and municipal securities	100	—	—	100

	$156,594	$2,831	$(634)	$158,791

December 31, 2006
U.S. treasury securities and obligations of U.S. government agencies	$78,754	$701	$(826)	$78,629
Mortgage-backed securities	39,616	308	(365)	39,559
State and municipal securities	303	—	(1)	302

	$118,673	$1,009	$(1,192)	$118,490

	Held-to-Maturity
	Carrying
	Value/	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

December 31, 2007
State and municipal securities	$11,324	$49	$(117)	$11,256
December 31, 2006
State and municipal securities	$6,719	$4	$(88)	$6,635

For the years ended December 31, 2007, 2006, and 2005 gross realized gains on sales of available-for-sale securities were $0, $0, and $6,670 with gross realized losses amounting to $37,547, $986,854, and $49,966 respectively. Proceeds from sales of available-for-sale securities were $17,722,306, $25,637,465 and $20,266,440 for the years ended December 31, 2007, 2006 and 2005, respectively.

Securities with a fair value of approximately $122.2 million and $118.1 million at December 31, 2007 and 2006, respectively, were pledged to secure public deposits, repurchase agreements and other purposes required and/or permitted by law.

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2007, the amortized cost and fair value of available-for-sale and held-to-maturity debt securities, by contractual maturity, follows (in thousands):

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

One year or less	$12,846	$12,791	$1,276	$1,275
After one year through five years	16,994	16,949	2,324	2,295
After five years through ten years	32,000	33,312	1,910	1,952
After ten years	—	—	5,814	5,734

	61,840	63,052	11,324	11,256
Mortgage-backed securities	94,754	95,739	—	—

	$156,594	$158,791	$11,324	$11,256

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

The following table summarizes the duration of Intermountain’s unrealized losses on available-for-sale and held-to-maturity securities as of the dates indicated (in thousands).

	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
December 31, 2007	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. treasury securities and obligations of U.S. government agencies	$—	$—	$27,639	$101	$27,639	$101
State and municipal securities	3,459	85	3,469	32	6,928	117
Mortgage-backed securities	24,461	418	9,779	115	34,240	533

Total	$27,920	$503	$40,887	$248	$68,807	$751

	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
December 31, 2006	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. treasury securities and obligations of U.S. government agencies	$15,020	$2	$30,910	$824	$45,930	$826
State and municipal securities	15	—	5,270	89	5,285	89
Mortgage-backed securities	225	1	13,926	364	14,151	365

Total	$15,260	$3	$50,106	$1,277	$65,366	$1,280

Intermountain’s investment portfolios are managed to provide and maintain liquidity; to maintain a balance of high quality, diversified investments to minimize risk; to provide collateral for pledging; and to maximize returns. Management believes that all unrealized losses as of December 31, 2007 and 2006 to be market driven, with no permanent sector or issuer credit concerns or impairments. The Company has the ability to retain these securities until recovery of loss occurs.

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Loans Receivable

The components of loans receivable are as follows (in thousands):

	December 31,
	2007	2006

Commercial	$623,439	$527,345
Residential	114,010	112,569
Consumer	26,285	31,800
Municipal	5,222	4,082

Total loans receivable	768,956	675,796
Allowance for loan losses	(11,761)	(9,837)
Deferred loan fees, net of direct origination costs	(646)	(1,074)

Loans receivable, net	$756,549	$664,885

Weighted average interest rate	8.16%	8.65%

An analysis of the changes in the allowance for losses on loans is as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005

Allowance for loan losses, beginning of year	$9,837	$8,100	$6,309
Acquired reserve from business combination	—	—	—
Loans charged off	(2,044)	(793)	(792)
Recoveries	75	447	274
Allowance related to loan sales	0	—	(96)
Transfers	(3)	(65)	176
Provision for losses on loans	3,896	2,148	2,229

Allowance for loan losses, end of year	$11,761	$9,837	$8,100

Allowance — Unfunded Commitments Balance Beginning December 31	$482	$417	$593
Adjustment	(467)	—	—
Transfers	3	65	(176)

Allowance — Unfunded Commitments at end of period	18	482	417

As required by bank regulatory guidance issued in 2007, the allowance for unfunded commitments was removed from the allowance for loan loss and reclassified to other liabilities. This change had a small impact on the consolidated balance sheets, increasing 2007 and 2006 net loans receivable and other liabilities by $18,000 and $482,000 respectively.

Loans that are not performing in accordance with their original contractual terms at December 31, 2007 and 2006 were approximately $6,366,000 and $1,288,000, respectively. The total allowance for losses related to these loans at December 31, 2007 and 2006 was $585,000 and $534,000, respectively.

For loans on non-accrual status, interest income of approximately $270,000, $230,000, and $8,000 was recorded for the years ended December 31, 2007, 2006, and 2005, respectively. If these non-accrual loans had

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

performed in accordance with their original contract terms, additional income of approximately $161,000, $21,000, and $95,000 would have been recorded for the years ended December 31, 2007, 2006, and 2005, respectively.

The Company’s investment in impaired loans for December 31, 2007 and December 31, 2006 was $6,492,000 and $4,762,000, respectively. The Company’s investment in other real estate owned for December 31, 2007 and December 31, 2006 was $1,682,000 and $795,000, respectively.

At December 31, 2007, the contractual principal payments due on outstanding loans receivable are shown below (in thousands). Actual payments may differ from expected payments because borrowers have the right to prepay loans, with or without prepayment penalties.

Year Ending December 31,	Amount

2008	$426,805
2009	75,707
2010	39,622
2011	34,571
2012	41,882
Thereafter	150,369

$768,956

The Company sells mortgage loans and Small Business Administration Loans in the secondary market. For the years ended December 31. 2007, 2006 and 2005, the gains on sale of loans and the volumes of loans sold were $2,749,000 and $116,871,000, $3,300,000 and $133,314,000 and $2,411,000 and $102,248,000, respectively.

3.	Office Properties and Equipment

The components of office properties and equipment as of December 31, 2007 and 2006, are as follows (in thousands):

	December 31,
	2007	2006

Land	$5,220	$5,121
Buildings and improvements	14,619	11,991
Construction in progress	18,478	6,056
Furniture and equipment	15,453	11,580

	53,770	34,748
Less accumulated depreciation	(11,680)	(9,304)

	$42,090	$25,444

The construction in progress balance is related to the building of the 94,000 square foot Sandpoint Center. The Company anticipates the Sandpoint Center will cost approximately $8.0 million more to complete and furnish the building, which is scheduled to be completed in the second quarter 2008. The Company anticipates selling the Sandpoint Center and leasing approximately 47,000 square feet from the ultimate owner. The Spokane Valley branch, which opened in August 2007, cost approximately $4.4 million to complete and furnish. During the year ended December 31, 2007 the Company capitalized $530,000 in interest and applied this amount to construction in progress. Depreciation expense for the years ended December 31, 2007, 2006, and 2005 was approximately $2,632,000, $2,095,000 and $1,697,000, respectively.

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Goodwill and Other Intangible Assets

Intermountain has goodwill and core deposit intangible assets which were recorded in connection with business combinations (see Note 21). The value of the core deposit intangibles is amortized over the estimated life of the depositor relationships. At December 31, 2007 and 2006, the net carrying value of core deposit intangibles was approximately $723,000 and $881,000, respectively. Accumulated amortization at December 31, 2007 and 2006 was approximately $674,000 and $516,000, respectively. Amortization expense related to core deposit intangibles for the years ended December 31, 2007, 2006 and 2005 was approximately $158,000, $170,000 and $186,000, respectively. Intangible amortization for each of the next five years is estimated to be as follows (in thousands):

Year Ending December 31,	Amount

2008	$146
2009	137
2010	129
2011	122
2012	116

$650

The changes in carrying value of goodwill for the years ended December 31, 2007 and 2006 are as follows (in thousands):

Amount

Balance as of January 1, 2006	$11,399
Goodwill acquired during the year	263

Balance as of December 31, 2006	11,662
Goodwill acquired during the year	0

Balance as of December 31, 2007	$11,662

The Company evaluates its goodwill for impairment at least annually. There was no impairment in 2007 and 2006.

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Deposits

The components of deposits and applicable yields as of December 31, 2007 and 2006, are as follows (in thousands):

	December 31,
	2007	2006

Demand	$159,069	$141,601
NOW and money market 0.0% to 5.50%	308,857	291,412
Savings and IRA 0.0% to 5.75%	87,149	81,955

	555,075	514,968
Certificate of deposit accounts:
Up to 1.99%	1	35
2.00% to 2.99%	788	1,397
3.00% to 3.99%	30,181	38,651
4.00% to 4.99%	104,940	95,538
5.00% to 5.99%	66,831	43,097
6.00% to 6.99%	22	—

	202,763	178,718

Total deposits	$757,838	$693,686

The weighted average interest rate paid on certificate of deposit accounts was 4.57% and 4.47% at December 31, 2007 and 2006, respectively.

At December 31, 2007, the scheduled maturities of certificate of deposit accounts are as follows (in thousands):

	Weighted Average
Year Ending December 31,	Interest Rate	Amounts

2008	4.57%	$165,949
2009	4.03%	8,312
2010	4.94%	25,582
2011	4.74%	1,544
2012	4.51%	1,309
Thereafter	4.48%	67

		$202,763

At December 31, 2007, the remaining maturities of certificate of deposit accounts with a minimum balance of $100,000 were as follows (in thousands):

Amounts

Less than three months	$55,059
Three to six months	25,708
Six to twelve months	7,988
Over twelve months	27,880

$116,635

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of interest expense associated with deposits are as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005

NOW and money market accounts	$9,277	$4,927	$2,129
Savings and IRA accounts	1,038	911	690
Certificate of deposit accounts	8,454	7,354	5,431

	$18,769	$13,192	$8,250

6.	Securities Sold Subject To Repurchase Agreements

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally are short-term agreements. These agreements are treated as financing transactions and the obligations to repurchase securities sold are reflected as a liability in the consolidated financial statements. The dollar amount of securities underlying the agreements remains in the applicable asset account. These agreements have a weighted average interest rate of 4.69% and 5.03% at December 31, 2007 and 2006, respectively. Approximately $94.1 million of the repurchase agreements mature on a daily basis, while the remaining balance of $30.0 million has a variable interest rate of 5.87% and matures in July 2011. The interest rate reindexes quarterly and is based on 90 Day LIBOR. At December 31, 2007 and 2006, the Company pledged as collateral, certain investment securities with aggregate amortized costs of $120.8 million and $118.2 million, respectively. These investments securities had market values of $122.2 million and $118.1 million at December 31, 2007 and 2006, respectively.

7.	Advances From Federal Home Loan Bank

During June of 2003 the Bank obtained an advance from the Federal Home Loan Bank of Seattle (FHLB Seattle) in the amount of $5,000,000. The note is due in 2008 with interest only payable monthly at 2.71%. During September 2007, the Bank obtained two advances from the FHLB Seattle in the amounts of $10,000,000 and $14,000,000 with interest payable at 4.96% and 4.90% and maturities in September 2010 and September 2009, respectively.

Advances from FHLB Seattle are collateralized by certain qualifying loans with a carrying value of approximately $29,000,000 at December 31, 2007. The Bank’s credit line with FHLB Seattle is limited to a percentage of its total regulatory assets subject to collateralization requirements. At December 31, 2007, Intermountain had the ability to borrow an additional $59,477,000 from FHLB Seattle. Intermountain would be able to borrow amounts in excess of this total from the FHLB Seattle with the placement of additional available collateral.

8.	Other Borrowings

In January 2003, the Company issued $8.0 million of Trust Preferred securities through its subsidiary, Intermountain Statutory Trust I. The debt associated with these securities bears a fixed interest rate of 6.75%, with interest only paid quarterly starting in June 2003. The debt is callable by the Company in March 2008 and matures in March 2033.

In March 2004, the Company issued $8.0 million of Trust Preferred securities through its subsidiary, Intermountain Statutory Trust II. The debt is callable by the Company after five years, requires quarterly interest only payments, bears interest on a variable basis tied to the 90 day LIBOR (London Inter-Bank Offering Rate) index plus 2.8% and matures in April 2034. The rate on this borrowing was 8.04% at December 31, 2007.

Overnight-unsecured borrowing lines have been established at US Bank, Wells Fargo, Pacific Coast Bankers Bank, the Federal Home Loan Bank of Seattle and with the Federal Reserve Bank of San Francisco. At December 31, 2007, the Company had approximately $50.0 million of overnight funding available from the unsecured sources and $59.5 million from the FHLB Seattle. The Company had no fed funds purchased. In addition,

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$2 to $5 million in funding is available on a semi-annual basis from the State of Idaho in the form of negotiated certificates of deposit.

In March 2007, the Company entered into an additional borrowing agreement with Pacific Coast Bankers Bank in the amount of $18.0 million which was raised to $25.0 million in December 2007. The borrowing agreement is a revolving line of credit with a variable rate of interest tied to LIBOR with a maturity of January 18, 2009. The collateral for the credit line is all of the Bank stock and the Sandpoint Center, which is currently under construction. Under the restrictive covenants of this borrowing agreement, Intermountain cannot incur additional debt over $5.0 million without Pacific Coast Bankers Bank’s consent, and Intermountain is obligated to provide information regarding the loan portfolio on a regular basis. At December 31, 2007, the balance outstanding was $19,488,000 at 6.73%.

In January 2006, the Company purchased land to build the 94,000 square foot Sandpoint Center in Sandpoint, Idaho. It entered into a Note Payable with the sellers of the property in the amount of $1,130,000. The note has a fixed rate of 6.65%, matures on February 23, 2026 and had an outstanding balance of $982,206 at December 31, 2007.

9.	Income Taxes

The tax effects of the principal temporary differences giving rise to deferred tax assets and liabilities as of December 31, 2007 and 2006 were as follows (in thousands):

	2007		2006
	Assets	Liabilities	Assets	Liabilities

Allowance for losses on loans	$4,373	$—	$3,644	$—
Investments	—	(870)	73	—
FHLB stock	—	(74)	—	(74)
Office properties and equipment	—	(462)	—	(554)
Deferred compensation	612	—	779	—
Core deposit intangible	—	(101)	—	(145)
Other	—	(209)	—	(151)

Total deferred income taxes	$4,985	$(1,716)	$4,496	$(924)

A valuation allowance against deferred tax assets has not been established as it is more likely than not that these assets will be realized through the refund of prior years’ taxes or the generation of future taxable income. Net deferred tax assets of approximately $3,269,000 and $3,572,000 as of December 31, 2007 and 2006, respectively, are included in prepaid expenses and other assets on the consolidated balance sheets.

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of Intermountain’s income tax provision are as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005

Current income taxes:
Federal	$5,346	$5,682	$4,307
State	942	1,075	833

Deferred income taxes:	6,288	6,757	5,140
Federal	(526)	(1,138)	(943)
State	(309)	(44)	111

Total deferred income tax benefit	(835)	(1,182)	(832)
Total income tax provision	$5,453	$5,575	$4,308

A reconciliation of the income tax provision and the amount of income taxes computed by applying the statutory federal corporate income tax rate to income before income taxes for the years ended December 31, 2007, 2006 and 2005, is as follows (in thousands):

	2007		2006		2005
	Amount	%	Amount	%	Amount	%

Income tax provision at federal statutory rate	$5,215	35.0%	$5,073	34.3%	$4,009	34.0%
Tax effect of:
State taxes (net of federal tax benefit)	510	3.4%	550	3.7%	444	3.8%
Tax exempt income and other, net	(272)	(1.8)%	(48)	(0.3)%	(145)	(1.3)%

	$5,453	36.6%	$5,575	37.7%	$4,308	36.5%

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). This pronouncement requires a certain methodology for measuring and reporting uncertain tax positions, as well as disclosures regarding such tax positions. FIN No. 48 became effective for Intermountain as of January 1, 2007. Intermountain has performed an analysis of its uncertain tax positions and has not recorded any potential penalties, interest or additional tax in its financial statements as of December 31, 2007. Intermountain’s tax positions for the years 2003 through 2006 remain subject to review by the Internal Revenue Service. Intermountain does not expect unrecognized tax benefits to significantly change within the next twelve months.

10.	Stock-Based Compensation Plans

On August 18, 1999, the shareholders of Intermountain approved two stock option plans, one for certain key employees of the Bank (the 1999 Employee Stock Option Plan) and another for the Directors of Intermountain (the Director Stock Option Plan). The 1999 Employee Stock Option Plan replaced a 10-year plan that expired in February 1998.

In December 2003, the Board of Directors amended the 1999 Employee Stock Option Plan to provide for 291,100 shares of common stock in Intermountain to be granted as either qualified or nonqualified incentive stock options at a price not less than the greater of (1) the fair market value of the common stock, or (2) the net book value of the common stock at the time of the grant. Additionally, if the grant is an incentive option to an employee owning 10 percent or more of common stock, then the issue price cannot be less than 110 percent of the fair market value of the common stock at the time of issue. These options vest over a period up to five years and expire in 10 years.

At a shareholder meeting held on December 17, 2003, amendments were approved to allow the issuance of restricted shares and to increase the number of shares allocated to the 1999 Employee Stock Option Plan to 582,200

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subject to a 2-for-1 stock split which was effective December 29, 2003. Under the amended 1999 Employee Stock Option Plan, 185,166 options remain available for grant as either stock options or restricted shares as of December 31, 2007.

The Directors Stock Option Plan was adopted to provide incentives to Directors of Intermountain thereby helping to attract and retain the best available individuals for positions as directors of the corporation. In April 2005, the plan was amended to allow for the issuance of restricted shares. The plan provides for a total of 161,051 common stock options at a price not less than the greater of (1) the fair market value of the common stock, or (2) the net book value of the common stock at the time of the grant. These options vest over a five-year term and expire in 10 years. At December 31, 2007, 62,233 options remain available for grant as either stock options or restricted shares under this Plan.

During 2007, 2006 and 2005, the Company granted restricted stock to its directors and employees from the Director Option Plan and the 1999 Employee Stock Option Plan. These restricted stock grants vest evenly over a five-year period. The Company did not grant stock options during 2007, 2006 or 2005.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of options. In addition, option valuation models require the input of highly subjective assumptions, particularly for the expected term and stock price volatility. The employee stock options do not trade on a secondary exchange, therefore employees do not derive a benefit from holding stock options unless there is an appreciation in the market price of the stock above the grant price. Such an increase in stock price would benefit all shareholders commensurately. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and our experience. The fair value of each restricted share is based on the fair market value at the date of grant. The Company records compensation expense based on the determined fair value.

Prior to 2006, we adopted disclosure-only provisions of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. The company chose to measure compensation cost for stock-based employee compensation plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. All stock options were granted at market value on the date of grant. Accordingly, no compensation expense was recognized in 2005 for options related to the stock option plans. The company adopted the provisions of SFAS 123 (R), Share Based Payment on January 1, 2006, using the modified prospective method of adoption.

Total stock-based compensation expense recognized in the consolidated statement of operations for the years ended December 31, 2007 and 2006 was $486,000 and $848,000 before income taxes, respectively. Of the total stock-based compensation expense during the years ended December 31, 2007 and 2006, stock option expense was $196,000 and $141,000, restricted stock expense was $244,000 and $661,000 and other expense related to stock options issued below market price at issue date totaled $46,000 and $46,000, respectively. The Company has approximately $135,000 remaining to expense related to the non-vested stock options outstanding at December 31, 2007. This expense will be recorded over a weighted average remaining period of 12 months.

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Had compensation cost for the stock option plans been determined based on fair value at the grant dates under the Plan consistent with the method of SFAS 123 (R) , net income and net income per share amounts for the year ended 2005 would have been changed to the pro-forma amount indicated below (in thousands except per share data). Disclosures for 2007 and 2006 are not presented as the amounts are recognized in the consolidated financial statements.

Year Ended
December 31,
2005

Reported net income	$7,482
Add back: Stock-based employee compensation expense, net of related tax effects	48
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(158)

Pro forma net income	$7,372

Basic earnings per share(1):
Reported earnings per share	$1.06
Stock-based employee compensation, fair value	(0.02)

Pro forma earnings per share	$1.04

Dilutive earnings per share(1):
Reported earnings per share	$0.97
Stock-based employee compensation, fair value	(0.02)

Pro forma earnings per share	$0.95

(1)	Basic and Dilutive earnings per share have been adjusted for the 10% common stock dividend payable May 31, 2007 to shareholders of record on May 15, 2007.

Prior to the adoption of SFAS 123 (R), the Company presented all tax benefits resulting from the exercise of stock options as operating cash inflows in the consolidated statements of cash flows, in accordance with the provisions of the Emerging Issues Tax Force (“EITF”) Issue No. 00-15, Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option. SFAS 123 (R) requires the benefits of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. This amount is shown as “Excess tax benefit from stock-based compensation on the consolidated statement of cash flows.

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock option transactions for all of the above described plans are summarized as follows:

				Weighted
		Weighted		Average	Aggregate
	Number of	Average	Exercise Price	Remaining life	Intrinsic
	Shares(1)	Exercise Price(1)	Per Share	(Years)	Value(2)
					(Dollars in
					(thousands)

Balance, December 31, 2004	972,329	$4.87	$1.56 — 13.20
Options granted	—	—	—
Options exercised	(238,513)	3.91	1.55 — 13.20		$2,489
Options forfeited and canceled	(35,716)	6.46	3.72 — 13.20

Outstanding, December 31, 2005	698,100	5.17	2.68 — 13.20	4.79	3,606
Options granted	—	—	—
Options exercised	(114,352)	4.16	2.68 — 13.20		1,833
Options forfeited and canceled	(7,821)	6.44	0.00 — 12.95

Outstanding, December 31, 2006	575,927	5.35	2.68 — 13.20	4.04	3,085
Options granted	—	—	—
Options exercised	(86,726)	4.55	2.68 — 13.20		1,192
Options forfeited and canceled	(1,872)	11.09	7.99 — 13.20

Outstanding, December 31, 2007	487,329	$5.48	$2.79 — 13.20	3.12	$4,640

(1)	Shares and Weighted-Average Exercise Price have been adjusted for the 10% common stock dividend payable May 31, 2007 to shareholders of record on May 15, 2007.

(2)	The aggregate intrinsic value is before applicable income taxes, based on the Company’s $15.00 closing stock price at December 31, 2007, which would have been received by the optionees had all options been exercised on that date.

The following table presents information about the options as of December 31, 2007:

	Total Outstanding			Exercisable
		Weighted	Weighted		Weighted
	Number	Average	Average		Average
	of	Exercise	Remaining	Number	Exercise
Range of Exercise Price	Shares	Price	Life (Years)	of Shares	Price

$ 2.64 - $ 3.92	75,942	$3.71	3.1	75,942	$3.71
$ 3.92 - $ 4.54	230,698	4.40	1.3	230,698	4.40
$ 4.54 - $ 5.16	44,663	4.79	5.2	33,410	4.79
$ 5.16 - $ 5.78	66,362	5.51	5.0	57,755	5.51
$ 5.78 - $ 6.40	15,641	6.11	5.0	12,653	6.06
$ 8.62 - $12.75	7,987	12.38	6.2	5,445	12.38
$12.75 - $13.38	46,036	12.99	6.4	26,330	12.99

	487,329	$5.48	3.0	442,233	$5.12

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The number of shares and exercise prices have been adjusted for the 10% common stock dividend effective May 31, 2007.

As of December 31, 2007, total unrecognized stock-based compensation expense related to non-vested stock options and restricted stock grants was approximately $1.3 million, which was expected to be recognized over a period of approximately 3.3 years. During the year ended December 31, 2007, 2006 and 2005, the intrinsic value of stock options exercised was $1.2 million, $1.8 million and $2.5 million, and the total fair value of the options vested was $161,000, $284,000 and $333,000, respectively

Restricted Stock transactions are summarized as follows:

		Weighted
		Average
	Number of	Grant Date Fair
	Shares(1)	Value(1)

Nonvested shares
Balance, December 31, 2004	—	—
Shares granted	26,039	$14.58
Shares vested	—	—
Shares forfeited and canceled	(828)	14.24

Balance, December 31, 2005	25,211	14.59
Shares granted	27,322	17.66
Shares vested	(5,037)	14.59
Shares forfeited and canceled	(2,405)	16.80

Balance, December 31, 2006	45,091	17.23
Shares granted	33,524	21.44
Shares vested	(9,718)	17.97
Shares forfeited and canceled	(4,602)	16.53

Balance, December 31, 2007	64,295	$19.53

(1)	Shares and Weighted-Average Grant-Date Fair Value have been adjusted for the 10% common stock dividend, payable May 31, 2007 to shareholders of record on May 15, 2007.

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Earnings per Share

The following table (dollars in thousands, except per share amounts) presents a reconciliation of the numerators and denominators used in the basic and diluted earnings per share computations for the years ended December 31 2007, 2006, and 2005. Weighted average shares outstanding have been adjusted for the 10% common stock dividend effective May 2007.

	Years Ended December 31,
	2007	2006	2005

Numerator:
Net income — basic and diluted	$9,445	$9,202	$7,482
Denominator:
Weighted average shares outstanding — basic	8,206,341	8,035,401	7,078,036
Dilutive effect of common stock options, restricted stock awards	398,396	550,286	605,777

Weighted average shares outstanding — diluted	8,604,737	8,585,687	7,698,813

Earnings per share — basic and diluted:
Earnings per share — basic	$1.15	$1.15	$1.06
Effect of dilutive common stock options	(0.05)	(0.08)	(0.09)

Earnings per share — diluted	$1.10	$1.07	$0.97

At December 31, 2007, 2006 and 2005 there were no options outstanding that were not included in the dilutive calculations above. For the year ended December 31, 2007 and December 31, 2006, 32,000 and 92,745 shared performance stock awards have been included in the dilutive shares. These are related to the 2006-2008 Long Term Incentive Plan and the 2003-2005 Long Term Incentive Plan.

12.	Stockholders’ Equity

On May 31, 2007 and 2006, Intermountain distributed a Board of Directors approved 10% stock dividend to shareholders of record on May 15, 2007 and 2006, respectively.

Effective December 1, 2005, Intermountain completed a $12.0 million common stock offering, issued 705,882 shares of common stock and added $11.9 million to stockholders’ equity.

On April 30, 2005, at the annual meeting of shareholders of Intermountain Community Bancorp, shareholders approved increasing the number of authorized common shares of stock from 7,084,000 to 24,000,000. This subsequently increased to 26,400,000 shares upon the declaration of the stock dividend, effective May 31, 2006, and to 29,040,000 upon the declaration of the stock dividend, effective May 31, 2007.

As of February 24, 2005, the Board of Directors approved a 3-for-2 stock split which was effective March 10, 2005. Intermountain issued 1,914,809 common shares, net of fractional shares.

13.	Regulatory Matters

The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 2007 and 2006, approximately $9.4 million and $9.2 million of retained earnings were available for dividend declaration without prior regulatory approval.

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by state and federal banking agencies. Failure to meet minimum capital requirements can initiate

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 2007, that the Company and the Bank meet all capital adequacy requirements to which it is subject.

As of December 31, 2007, the most recent notification from the Federal Deposit Insurance Corporation (“FDIC”) and the State of Idaho Department of Finance categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Company’s or the Bank’s category.

The following table sets forth the amounts and ratios regarding actual and minimum core Tier 1 risk-based and total risk-based capital requirements, together with the amounts and ratios required in order to meet the definition of a “well-capitalized” institution (in thousands). For all periods, both the Company and Panhandle State Bank met the requirements for a “well-capitalized” institution

					Well-Capitalized
	Actual		Capital Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2007
Total capital (to risk-weighted assets):
The Company	$102,927	11.61%	$70,900	8%	$88,626	10%
Panhandle State Bank	102,898	11.61%	70,902	8%	88,627	10%
Tier I capital (to risk-weighted assets):
The Company	91,840	10.36%	35,450	4%	53,175	6%
Panhandle State Bank	91,811	10.36%	35,451	4%	53,176	6%
Tier I capital (to average assets):
The Company	91,840	8.90%	41,297	4%	51,621	5%
Panhandle State Bank	91,811	9.13%	40,225	4%	50,281	5%
As of December 31, 2006
Total capital (to risk-weighted assets):
The Company	$90,937	11.62%	$62,611	8%	$78,264	10%
Panhandle State Bank	89,898	11.49%	62,611	8%	78,264	10%
Tier I capital (to risk-weighted assets):
The Company	81,147	10.37%	31,306	4%	46,958	6%
Panhandle State Bank	80,108	10.24%	31,306	4%	46,958	6%
Tier I capital (to average assets):
The Company	81,147	9.13%	35,540	4%	44,425	5%
Panhandle State Bank	80,108	9.18%	34,915	4%	43,643	5%

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Commitments and Contingent Liabilities

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

The contractual amounts of these financial instruments representing credit risk at December 31, 2007, were as follows (in thousands):

Commitments to extend credit	$171,482
Credit card arrangements	$10,272
Standby letters of credit	$11,803

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

Intermountain leases office space and equipment. As of December 31, 2007, future minimum payments under all of the Company’s non-cancelable operating leases that have initial terms in excess of one year are due as follow (in thousands):

Year Ending December 31,	Amount

2008	$991
2009	839
2010	681
2011	686
2012	635
Thereafter	10,835

$14,667

Rent expense under these agreements for the years ended December 31, 2007, 2006, and 2005 totaled approximately $1,195,000, $801,000, and $635,000, respectively. The operating lease obligations outlined above include lease obligations for the Canyon Rim and Gooding branches in the amount of $112,500 per year and $63,750 per year, respectively. Intermountain owned these buildings and executed a purchase and sale agreement to sell these buildings in December 2006. Intermountain also executed lease agreements in December 2006 which became effective in January 2007 to lease the same buildings. The sale-leaseback agreements do not require any

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

future commitments, obligations, provisions or circumstances that would require or result in the Company’s continuing involvement.

At December 31, 2007, Intermountain had an outstanding commitment to fund the completion of the Sandpoint Center totaling $4.0 million. The Company expects to pay this amount within 2008 as the Sandpoint Center is completed.

15.	Employee Benefits Plans

The Company sponsors a 401(k) profit sharing plan covering employees meeting minimum eligibility requirements. Employee contributions are voluntary, and the Company may make elective contributions to match up to 50% of the employee’s contribution up to 8% of eligible compensation. The Company’s contributions to the plan for the years ended December 31, 2007, 2006, and 2005 totaled approximately $589,000, $410,000, and $310,000, respectively.

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

The Company has various compensation plans for employees. Contributions to the plan are at the discretion of the Board of Directors. Deferred compensation expense for the plans described below for the years ended December 31, 2007, 2006, and 2005 was approximately $3,251,000, $3,961,000, and $2,890,000, respectively. These various compensation plans are discussed in detail below.

•	The Company has annual incentive plans for key employees. Amounts are paid annually within 75 days after each year end. The accrued balance at December 31, 2007 and 2006 for these plans was approximately $2,558,000 and $2,874,000, respectively.

•	In 2003, the Company adopted a Supplemental Executive Retirement Plan (“SERP”). The SERP is a non-qualified unfunded plan designed to provide retirement benefits for two key employees of Intermountain. Participants will receive approximately $258,620 in annual payments for 10 years beginning at normal retirement age. Retirement benefits vest after ten years of continued service and benefits are reduced for early retirement. The disability benefit is similar to the reduced benefit for early retirement without any vesting requirements. The plan provides for a change in control benefit if, within one year of a change in control, the participant’s employment is terminated. Total amount accrued under the plan as of December 31, 2007 and 2006, was approximately $254,000 and $190,000, respectively.

•	In April 2006, the Company implemented a long-term executive incentive plan, based on long-term corporate goals, to provide compensation in the form of stock grants to key executive officers. Participants are required to remain employed through the vesting period to receive any accrued benefits under the plan. For this stock-based compensation plan, the total adjustment to equity per SFAS 123 (R) at December 31, 2007 was $597,000 and the compensation expense recorded for the year ended December 31, 2007 was $66,000.

•	The Company approved stock purchase agreements for certain key officers. Participants must remain employed to receive payments annually in December. The total amount paid under these agreements for 2007 and 2006 was approximately $562,000 and $500,000, respectively. Approximately $2,057,000 remained available to be awarded at December 31, 2007.

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Interest Rate Risk

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

To minimize the impact of fluctuating interest rates on net interest income, Intermountain promotes a loan pricing policy consisting of both fixed and variable rate structures. Deposit pricing strategies are also employed to help distribute funding repricing between both short and long term sources. Additionally, Intermountain maintains an asset and liability management program intended to manage net interest income through interest rate cycles and to protect its NPV by controlling its exposure to changing interest rates.

Intermountain uses an internal simulation model designed to measure the sensitivity of net interest income, net income and NPV to changes in interest rates. This simulation model is designed to enable Intermountain to generate a forecast of net interest income, net income and NPV given various interest rate forecasts and alternative strategies. The model also is designed to measure the anticipated impact that prepayment risk, basis risk, customer maturity preferences, volumes of new business and changes in the relationship between long and short-term interest rates have on the performance of Intermountain. Validation of this model is achieved through backtesting and the use of a third party model. Consultants from this vendor run an independent model which is then used to compare and validate internal results as well as providing critical information for asset-liability decision making.

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

The Bank has executed certain loans and deposits with its directors, officers and their affiliates. Related party loans and deposits are transacted as part of the Company’s normal course of business, and are not subject to preferential terms or conditions. The aggregate amount of loans outstanding to such related parties at December 31, 2007 and 2006 was approximately $1,244,000 and $638,000, respectively.

During the year, the balance of loans outstanding to directors and executive officers changed as follows (dollars in thousands):

2007

Balance, January 1,	$638
New	1,080
Repayment	(474)

Balance, December 31,	$1,244

Directors’ fees of approximately $296,000, $314,000, and $310,000 were paid during the years ended December 31, 2007, 2006, and 2005, respectively.

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Two of the Company’s Board of Directors are principals in law firms that provide legal services to Intermountain. During the years ended December 31, 2007, 2006 and 2005 the Company incurred legal fees of approximately $9,000, $11,000, and $7,000, respectively, related to services provided by these firms.

Two directors of Intermountain who joined the boards of Intermountain and Panhandle State Bank in connection with the Snake River Bancorp, Inc. acquisition and two former employees of Magic Valley Bank, who are now employees of the Company, are all members of a partnership which owned the branch office building of Magic Valley Bank in Twin Falls, Idaho. The lease requires monthly rent of $13,165 and expires on February 28, 2018. The Company has an option to renew the lease for three consecutive five-year terms at current market rates. In connection with the Snake River Bancorp acquisition, the lease was amended to grant the Company a two-year option to acquire the property for $2.5 million. In December 2006, the Company sold the option to acquire the property to an unrelated party and executed a lease agreement to lease the building. The property was sold in January 2007 and the lease commenced in January 2007.

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

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Accrued Interest

The carrying amounts of accrued interest payable and receivable approximate their fair value.

The estimated fair value of the financial instruments as of December 31, 2007 and 2006, are as follows (in thousands):

	2007		2006
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash, cash equivalents, restricted cash and federal funds sold	$38,092	$38,092	$60,650	$60,650
Interest bearing certificates of deposit	—	—	—	—
Available-for-sale securities	158,791	158,791	118,490	118,490
Held-to-maturity securities	11,324	11,256	6,719	6,635
Loans held for sale	4,201	4,201	8,945	8,945
Loans receivable, net	756,549	768,427	664,403	664,850
Accrued interest receivable	8,207	8,207	7,329	7,329
BOLI	7,713	7,713	7,400	7,400
Financial liabilities:
Deposit liabilities	757,838	721,974	693,686	635,064
Other borrowed funds	190,124	217,682	133,852	132,697
Accrued interest payable	3,027	3,027	1,909	1,909

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Quarterly Financial Data (Unaudited)

The following tables present Intermountain’s condensed operations on a quarterly basis for the years ended December 31, 2007 and 2006 (dollars in thousands, except per share amounts):

	Year Ended December 31, 2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Interest income	$17,056	$17,952	$19,084	$18,766
Interest expense	(6,208)	(6,482)	(6,721)	(6,926)
Provision for losses on loans	(834)	(1,172)	(1,221)	(669)
Net interest income after provision for losses on loans	10,014	10,298	11,142	11,171
Other income	3,041	3,197	3,584	3,377
Operating expenses	(9,677)	(9,957)	(10,718)	(10,574)
Income before income taxes	3,378	3,538	4,008	3,974
Income tax provision	(1,285)	(1,354)	(1,590)	(1,224)
Net income	$2,093	$2,184	$2,418	$2,750
Earnings per share — basic(1)	$0.26	$0.27	$0.29	$0.33
Earnings per share — diluted(1)	$0.24	$0.25	$0.28	$0.33
Weighted average shares outstanding — basic(1)	8,161,310	8,194,522	8,223,257	8,245,133
Weighted average shares outstanding — diluted(1)	8,615,307	8,605,032	8,592,975	8,582,943

	Year Ended December 31, 2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Interest income	$12,628	$13,913	$16,030	$17,009
Interest expense	(3,337)	(3,670)	(4,924)	(5,602)
Provision for losses on loans	96	(762)	(910)	(572)
Net interest income after provision for losses on loans	9,387	9,481	10,196	10,835
Other income	2,440	2,364	2,973	3,061
Operating expenses	(7,704)	(8,889)	(9,221)	(10,146)
Income before income taxes	4,123	2,956	3,948	3,750
Income tax provision	(1,561)	(1,117)	(1,423)	(1,474)
Net income	$2,562	$1,839	$2,525	$2,276
Earnings per share — basic(1)	$0.33	$0.23	$0.31	$0.28
Earnings per share — diluted(1)	$0.30	$0.21	$0.29	$0.27
Weighted average shares outstanding — basic(1)	7,967,573	8,023,276	8,054,527	8,094,757
Weighted average shares outstanding — diluted(1)	8,455,114	8,448,791	8,558,530	8,641,019

(1)	Earnings per share and weighted average shares outstanding have been adjusted to reflect the 10% common stock dividend effective May 31, 2007.

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

Condensed Balance Sheets

	December 31,
	2007	2006

Assets:
Cash	$357	$236
Construction in progress	18,413	5,695
Land	2,099	1,802
Investment in subsidiaries	106,617	93,567
Prepaid expenses and other assets	190	197

Total assets	$127,676	$101,497

Liabilities:
Other borrowings	$36,998	$22,602
Other liabilities	559	815

Total liabilities	$37,557	$23,417
Stockholders’ Equity	90,119	78,080

Total liabilities and stockholders’ equity	$127,676	$101,497

Condensed Statements of Income

	Years Ended December 31,
	2007	2006	2005

Interest income	$—	$—	$—
Interest expense	(1,587)	(1,326)	(1,042)

Net interest income (expense)	(1,587)	(1,326)	(1,042)
Equity in net earnings of subsidiary	11,545	11,058	8,931
Other income	5	—	—
Operating expenses	(518)	(530)	(407)

Net income	$9,445	$9,202	$7,482

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Statements of Cash Flows

Cash flows from operating activities:
Net income	$9,445	$9,202	$7,482
Equity income from subsidiary	(11,545)	(11,058)	(8,931)
Other	170	793	338

Net cash used in operating activities	(1,930)	(1,063)	(1,111)

Cash flows from investing activities:
Investments in and advances to subsidiaries	—	—	(14,712)
Purchase of office properties	(13,015)	(6,367)	—
Acquisition of Snake River Bancorp, Inc.	—	—	—
Net decrease in notes and contracts receivable	—	—	—

Net cash provided by (used in) investing activities	(13,015)	(6,367)	(14,712)

Cash flows from financing activities:
Payments to repurchase stock	—	—	—
Proceeds from other borrowings	14,428	5,060	—
Proceeds from common stock offering, net of expenses	—	—	11,861
Proceeds from exercise of stock options	679	1,396	901
Repayment of borrowings	(32)	(115)	—
Redemption of fractional shares of common stock	(9)	(9)	(1)

Net cash provided by financing activities	15,066	6,332	12,761

Net change in cash and cash equivalents	121	(1,098)	(3,062)
Cash and cash equivalents, beginning of year	236	1,334	4,396

Cash and cash equivalents, end of year	$357	$236	$1,334

21.	Business Combinations

In September 2006, the Company purchased a small investment company. The company, Premier Financial Services, had a previous business relationship with this company whereby the investment company employees provided investment advisory services to the Bank’s customers. The Company issued 11,162 shares of common stock with a market value of $255,000, purchased $8,300 in fixed assets, paid a non-compete agreement and recorded $263,000 in goodwill. The employees of the acquired company became employees of the Bank and continue to provide investment advisory services to the Bank’s customers through a division of the Bank called Intermountain Community Investment Services.

22.	Subsequent Events

None.