Form 10-Q
period 2008-03-31
INTERMOUNTAIN COMMUNITY BANCORP
filed 2008-05-12
CIK 1284506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM            TO
Commission File Number 000-50667
INTERMOUNTAIN COMMUNITY BANCORP
(Exact name of registrant as specified in its charter)

Idaho (State or other jurisdiction of incorporation or organization)	82-0499463 (I.R.S. Employer Identification No.)
414 Church Street, Sandpoint, Idaho 83864
(Address of principal executive offices) (Zip Code)

(208) 263-0505
(Registrant’s telephone number, including area code)
231 North Third Avenue, Sandpoint, Idaho 83864
(Former name, former address and former fiscal year, if changed since last report)
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of May 5, 2008
Common Stock (no par value)	8,283,613

Intermountain Community Bancorp
FORM 10-Q
For the Quarter Ended March 31, 2008

PART I — Financial Information
Item 1 — Financial Statements
Intermountain Community Bancorp
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2008	2007
	(Dollars in thousands)
ASSETS:
Cash and cash equivalents:
Interest bearing	$1,134	$149
Non-interest bearing and vault	25,392	26,851
Restricted cash	406	4,527
Federal funds sold	3,125	6,565
Available-for-sale securities, at fair value	143,518	158,791
Held-to-maturity securities, at amortized cost	11,293	11,324
Federal Home Loan Bank of Seattle (FHLB) stock, at cost	1,779	1,779
Loans held for sale	3,143	4,201
Loans receivable, net	748,349	756,549
Accrued interest receivable	6,899	8,207
Office properties and equipment, net	44,701	42,090
Bank-owned life insurance	7,788	7,713
Goodwill	11,662	11,662
Other intangible assets	686	723
Prepaid expenses and other assets, net	7,826	7,528

Total assets	$1,017,701	$1,048,659

LIABILITIES:
Deposits	$727,148	$757,838
Securities sold subject to repurchase agreements	105,006	124,127
Advances from Federal Home Loan Bank of Seattle	29,000	29,000
Cashier checks issued and payable	1,058	1,509
Accrued interest payable	2,155	3,027
Other borrowings	55,402	36,998
Accrued expenses and other liabilities	5,650	6,041

Total liabilities	925,419	958,540

Commitments and contingent liabilities

STOCKHOLDERS’ EQUITY:
Common stock, no par value; 29,040,000 shares authorized; 8,371,979 and 8,313,005 shares issued and 8,283,176 and 8,248,710 shares outstanding	76,746	76,746
Accumulated other comprehensive income	2,070	1,327
Retained earnings	13,466	12,046

Total stockholders’ equity	92,282	90,119

Total liabilities and stockholders’ equity	$1,017,701	$1,048,659

The accompanying notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
	(Dollars in thousands, except
	per share data)
Interest income:
Loans	$15,017	$15,061
Investments	2,184	1,995

Total interest income	17,201	17,056

Interest expense:
Deposits	4,029	4,434
Other borrowings	1,846	1,774

Total interest expense	5,875	6,208

Net interest income	11,326	10,848

(Provision for) recovery of losses on loans	(258)	(834)

Net interest income after provision for and recovery of losses on loans	11,068	10,014

Other income:
Fees and service charges	2,004	1,787
Mortgage banking operations	406	730
Bank-owned life insurance	74	77
Other	294	447

Total other income	2,778	3,041

Operating expenses	11,259	9,677

Income before income taxes	2,587	3,378

Income tax provision	(933)	(1,285)

Net income	$1,654	$2,093

Earnings per share — basic	$0.20	$0.26

Earnings per share — diluted	$0.19	$0.24

Weighted average shares outstanding — basic	8,271,104	8,161,310

Weighted average shares outstanding — diluted	8,564,618	8,615,307
The accompanying notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$1,654	$2,093
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	759	576
Stock-based compensation expense	166	76
Net accretion of premiums on securities	(107)	(155)
Excess tax benefit related to stock-based compensation	—	(188)
Provisions for and (recoveries of) losses on loans	258	834
Accretion of core deposit intangibles	37	40
Gain on sale of loans, investments, property and equipment	(152)	(141)
Gain on sale of other real estate owned	(21)	—
Accretion of deferred gain on sale of branch property	(4)	(4)
Net accretion of loan and deposit discounts and premiums	(6)	(11)
Increase in cash surrender value of bank-owned life insurance	(75)	(77)
Change in:
Loans held for sale	1,058	4,197
Accrued interest receivable	1,308	821
Prepaid expenses and other assets	(1,174)	(1,426)
Accrued interest payable	(872)	300
Accrued expenses and other liabilities	(1,227)	(1,467)

Net cash provided by operating activities	1,602	5,468

Cash flows from investing activities:
Purchases of available-for-sale securities	—	(23,929)
Proceeds from calls or maturities of available-for-sale securities	13,590	41,224
Principal payments on mortgage-backed securities	3,033	1,759
Proceeds from calls or maturities of held-to-maturity securities	18	42
Origination of loans, net of principal payments	2,406	(22,292)
Proceeds from sale of loans	6,198	935
Proceeds from sale of other real estate owned	62	—
Purchase of office properties and equipment	(3,369)	(4,425)
Proceeds from sale of office properties and equipment	—	2,244
Net change in federal funds sold	3,440	(18,865)
Improvements and other changes in other real estate owned	—	280
Net decrease in restricted cash	4,121	356

Net cash (used in) provided by investing activities	29,499	(22,671)

Intermountain Community Bancorp
Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
	(Dollars in thousands)
Cash flows from financing activities:
Net change in demand, money market and savings deposits	$(22,079)	$35,010
Net change in certificates of deposit	(8,613)	(13,411)
Net change in repurchase agreements	(19,121)	(14,018)
Principal reduction of note payable	(13)	(9)
Excess tax benefit related to stock-based compensation	—	188
Acquisition of treasury stock	(190)	—
Proceeds from exercise of stock options	24	152
Proceeds from other borrowings	18,417	2,446

Net cash (used in) provided by financing activities	(31,575)	10,358

Net change in cash and cash equivalents	(474)	(6,845)
Cash and cash equivalents, beginning of period	27,000	24,377

Cash and cash equivalents, end of period	$26,526	$17,532

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$6,080	$7,099
Income taxes	375	475
Noncash investing and financing activities:
Restricted stock issued	521	684
Deferred gain on sale/leaseback	—	312
Loans converted to other real estate owned	502	—
The accompanying notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
	(Dollars in thousands)
Net income	$1,654	$2,093

Other comprehensive income:
Change in unrealized gains on investments, net of reclassification adjustments	1,231	529
Less deferred income tax benefit	(488)	(209)

Net other comprehensive income	743	320

Comprehensive income	$2,397	$2,413

The accompanying notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp
Notes to Consolidated Financial Statements
1.	Basis of Presentation:

The foregoing unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2007. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of Intermountain Community Bancorp’s (“Intermountain” or “the Company”) consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of Intermountain’s consolidated financial position and results of operations.

2.	Advances from the Federal Home Loan Bank of Seattle:

During June of 2003 the Bank obtained an advance from the Federal Home Loan Bank of Seattle (FHLB Seattle) in the amount of $5,000,000. The note is due in May 2008 with interest only payable monthly at 2.71%. During September 2007, the Bank obtained two advances from the FHLB Seattle in the amounts of $10.0 million and $14.0 million with interest only payable at 4.96% and 4.90% and maturities in September 2010 and September 2009, respectively. The Bank also had a $4.0 million cash management advance from the FHLB Seattle with a maturity of April 1, 2008 and an interest rate of 3.35%. This advance is classified as federal funds purchased with other borrowings on the balance sheet.

Advances from FHLB Seattle are collateralized by certain qualifying loans with a carrying value of approximately $29.0 million at March 31, 2008. The Bank’s credit line with FHLB Seattle is limited to a percentage of its total regulatory assets subject to collateralization requirements. At March 31, 2008, Intermountain had the ability to borrow an additional $52.9 million from FHLB Seattle. Intermountain would be able to borrow amounts in excess of this total from the FHLB Seattle with the placement of additional available collateral.

3.	Other Borrowings:

The components of other borrowings are as follows (in thousands):

	March 31,	December 31,
	2008	2007
Term note payable (1)	$8,279	$8,279
Term note payable (2)	8,248	8,248
Term note payable (3)	970	982
Term note payable (4)	21,795	19,489
Federal funds purchased (5)	16,110	—

Total other borrowings	$55,402	$36,998

(1)	In January 2003, the Company issued $8.0 million of Trust Preferred securities through its subsidiary, Intermountain Statutory Trust I. The debt associated with these securities bore a fixed interest rate for a period of five years from issue date and now bears interest on a variable basis tied to the 90-day LIBOR (London Inter-Bank Offering Rate) index plus 3.25%, with interest only paid quarterly. The rate on this borrowing was 5.86% at March 31, 2008. The debt is callable by the Company in March 2008 and matures in March 2033. See Note A.

(2)	In March 2004, the Company issued $8.0 million of Trust Preferred securities through its subsidiary, Intermountain Statutory Trust II. The debt associated with these securities bears interest on a variable basis tied to the 90-day LIBOR index plus 2.8%, with interest only paid quarterly. The rate on this borrowing was 7.10% at March 31, 2008. The debt is callable by the Company after five years and matures in April 2034. See Note A.

(3)	In January 2006, the Company purchased land to build its new headquarters, the Sandpoint Center in Sandpoint, Idaho. It entered into a Note Payable with the sellers of the property in the amount of $1.13 million, with a fixed rate of 6.65%. The note matures in February 2026.

(4)	In December 2007, the Company renewed a borrowing agreement with Pacific Coast Bankers Bank in the amount of $25.0 million. The borrowing agreement is a revolving line of credit with a variable rate of interest tied to LIBOR with a maturity date of January 18, 2009. The collateral for the credit line is all of Panhandle State Bank’s stock and the Sandpoint Center, which is currently under construction. Under the restrictive covenants of the borrowing agreement, Intermountain cannot incur additional debt outside of its normal course of business over $5.0 million without Pacific Coast Banker’s Bank’s consent, and Intermountain is obligated to provide information regarding the loan portfolio on a regular basis. At March 31, 2008, the balance outstanding was $21,795,000 at a rate of 4.57%.

(5)	The Company had overnight borrowings in the amount of $16,110,000 with a weighted average interest rate of 2.90% and a maturity of April 1, 2008. Included in overnight borrowings was a $4.0 million cash management advance from the FHLB Seattle.
A)	Intermountain’s obligations under the above debentures issued by its subsidiaries constitute a full and unconditional guarantee by Intermountain of the Statutory Trusts’ obligations under the Trust Preferred Securities. In accordance with Financial Interpretation No. 46 (Revised), “Consolidation of Variable Interest Entities” (“FIN No. 46R”), the trusts are not consolidated and the debentures and related amounts are treated as debt of Intermountain.
4.	Earnings Per Share:

The following table presents the basic and diluted earnings per share computations:

	Three Months Ended March 31,
	(Dollars in thousands, except per share amounts)
		2008			2007
	Net	Weighted	Per Share	Net	Weighted	Per Share
	Income	Avg. Shares	Amount	Income	Avg. Shares	Amount
Basic computations	$1,654	8,271,104	$0.20	$2,093	8,161,310	$0.26

Effect of dilutive securities:
Common stock options and stock grants	—	293,514	(0.01)	—	453,997	(0.02)

Diluted computations	$1,654	8,564,618	$0.19	$2,093	8,615,307	$0.24

5.	Operating Expenses:

The following table details Intermountain’s components of total operating expenses:

	Three Months Ended
	March 31,
	2008	2007
	(Dollars in thousands)
Salaries and employee benefits	$6,946	$6,120
Occupancy expense	1,652	1,392

	Three Months Ended
	March 31,
	2008	2007
	(Dollars in thousands)
Advertising	266	219
Fees and service charges	434	278
Printing, postage and supplies	349	346
Legal and accounting	448	273
Other expense	1,164	1,049

Total operating expenses	$11,259	$9,677

6.	Stock-Based Compensation Plans:

The Company utilizes its stock to compensate employees and Directors under the 1999 Director Stock Option Plan, the 1999 Employee Plan and the 1988 Employee Plan (together the “Stock Option Plans”). Options to purchase Intermountain common stock have been granted to employees and directors under the Stock Option Plans at prices equal to the fair market value of the underlying stock on the dates the options were granted. The options vest 20% per year, over a five-year period, and expire in 10 years. At March 31, 2008, there were 212,687 shares available for grant. The Company did not grant options to purchase Intermountain common stock during either the three months ended March 31, 2008 or 2007.

For the periods ended March 31, 2008 and 2007, stock option expense totaled $34,000 and $32,000, respectively. The Company has approximately $101,000 remaining to expense related to the non-vested stock options outstanding at March 31, 2008. This expense will be recorded over a weighted average period of 9.0 months. The expense for the stock options was calculated using the Black-Scholes valuation model per Statement 123 (R). Assumptions used in the Black-Scholes option-pricing model for options issued in years prior to 2005 are as follows:

Dividend yield	0.0%
Expected volatility	17.0% - 46.6%
Risk free interest rates	4.0% - 7.1%
Expected option lives	5 - 10 years
In 2003, shareholders approved a change to the 1999 Employee Option Plan to provide for the granting of restricted stock awards. The Company has granted restricted stock to directors and employees beginning in 2005. The restricted stock vests 20% per year, over a five-year period. The Company granted 35,949 and 28,497 restricted shares with a grant date fair value of $521,000 and $684,000 during the three months ended March 31, 2008 and 2007, respectively. For the periods ended March 31, 2008 and 2007, restricted stock expense totaled $78,000 and $32,000, respectively. Total expense related to stock-based compensation is comprised of restricted stock expense, stock option expense and expense related to the 2006-2008 Long-Term Incentive Plan (“LTIP”). The LTIP expense is based on anticipated company performance over a 3 year period and had a 5-year vesting period. As anticipated company performance changes, the expense related to the LTIP can fluctuate. Total expense related to stock-based compensation recorded in the three months ended March 31, 2008 and 2007 was $166,000 and $32,000, respectively.

A summary of the changes in stock options outstanding for the three months ended March 31, 2008 is presented below:

	Three months ended March 31, 2008
	(dollars in thousands, except per share amounts)
		Weighted	Weighted
	Number	Average	Average
	of	Exercise	Remaining
	Shares	Price	life (Years)
Beginning Options Outstanding	487,329	$5.48
Options Granted	—	—
Exercises	4,945	4.86

Ending options outstanding	482,384	5.48	2.9

Exercisable at March 31	457,006	$5.22	2.70

The total intrinsic value of options exercised during the periods ended March 31, 2008 and 2007 was $43,000 and $468,000, respectively.

A summary of the Company’s nonvested restricted shares for the three months ended March 31, 2008 is presented below:

		Weighted-
		Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2008	64,295	$19.53
Granted	35,949	14.50
Vested	(10,863)	20.01
Forfeited	(578)	18.67

Nonvested at March 31, 2008	88,803	$17.44

As of March 31, 2008, there was $1.5 million of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under this plan. This cost is expected to be recognized over a weighted-average period of 3.7 years.

7.	Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS No. 157 (SFAS 157), “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy is as follows:

Level 1 inputs — Unadjusted quoted process in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date.

Level 2 inputs — Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 inputs — Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

Available-for-sale securities is the only balance sheet category the Company is required by generally accepted accounting principles to account for at fair value. The following table presents information about the Company’s assets measured at fair value on a recurring basis as of March 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (dollars in thousands).

		Fair Value Measurements
		At March 31, 2008, Using
		Quoted Prices
		In Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
Description	Mar. 31, 2008	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities	$143,518	$ —	$143,518	$ —

Total Assets Measured at Fair Value	$143,518	$ —	$143,518	$ —

Available for Sale Securities. Securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has not elected the fair value option for any financial assets or liabilities at March 31, 2008.

8.	Subsequent Events:

Subsequent to the end of the first quarter, as part of its interest rate and investment management program, the Company sold $32.0 million in the available for sale investment securities and reinvested the proceeds in other available-for-sale investment securities. The transaction resulted in an after-tax gain on sale of investments of approximately $1.4 million. This will be reflected in second quarter 2008 income.

9.	New Accounting Policies:

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008, the effective date of the standard.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements (“SFAS 160”). SFAS 160 re-characterizes minority interests in consolidated subsidiaries as non-controlling interests and requires the classification of minority interests as a component of equity. Under SFAS 160, a change in control will be measured at fair value, with any gain or loss recognized in earnings. The effective date for SFAS 160 is for annual periods beginning on or after December 15, 2008. Early adoption and retroactive application of SFAS 160 to fiscal years preceding the effective date are not permitted. The Company is evaluating the impact of adoption on its Consolidated Financial Statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 requires specific disclosures regarding the location and amounts of derivative instruments in the Company’s financial statements; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect the Company’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued and for fiscal years and interim periods after November 15, 2008. Early application is permitted. Because SFAS 161 impacts the Company’s disclosure and not its accounting treatment for derivative instruments and related hedged items, the Company’s adoption of SFAS 161 will not impact the Consolidated Financial Statements.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4 (“EITF 06-4”), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life

Insurance Arrangements. EITF 06-4 requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. Effective January 1, 2008, the Company recorded a liability in the amount of $389,000 and a reduction in equity in the amount of $235,000 to record the liability as of January 1, 2008.

On November 5, 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value through Earnings (“SAB 109”). Previously, SAB 105, Application of Accounting Principles to Loan Commitments, stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view. SAB 109 is effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company believes the impact of this standard to be immaterial.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
          This report contains forward-looking statements. For a discussion about such statements, including the risks and uncertainties inherent therein, see “Forward-Looking Statements.” Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes presented elsewhere in this report and in Intermountain’s Form 10-K for the year ended December 31, 2007.
General
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
     Since opening in 1981, the Bank has continued to grow by opening additional branch offices throughout Idaho. During 1999, the Bank opened its first branch under the name of Intermountain Community Bank, a division of Panhandle State Bank, in Payette, Idaho. Over the next several years, the Bank continued to open branches under both the Intermountain Community Bank and Panhandle State Bank names. In January 2003, the Bank acquired a branch office from Household Bank F.S.B. located in Ontario, Oregon which is now operating under the Intermountain Community Bank name. In 2004, Intermountain acquired Snake River Bancorp, Inc. (“Snake River”) and its subsidiary bank, Magic Valley Bank, and the Bank now operates three branches under the Magic Valley Bank name in southcentral Idaho. In 2005 and 2006, the Company opened branches in Spokane Valley and downtown Spokane, Washington, respectively, and operates these branches under the name of Intermountain Community Bank of Washington. It also opened branches in Kellogg and Fruitland, Idaho.
     In 2006, Intermountain also opened a Trust & Wealth division, and purchased a small investment company, Premier Alliance, which now operates as Intermountain Community Investment Services (ICI). The acquisition and development of these services improves the Company’s ability to provide a full-range of financial services to its targeted customers. In 2007, the Company relocated its Spokane Valley office to a larger facility housing retail, commercial, and mortgage banking functions and administrative staff. In the first quarter, 2008, the Bank neared completion of the Sandpoint Center, its new corporate headquarters and began relocating administrative staff into the building. It expects to complete this relocation and move the Sandpoint branch to the new center in second quarter 2008.
     Based on asset size at March 31, 2008, Intermountain is the largest independent commercial bank headquartered in the state of Idaho, with consolidated assets of $1.02 billion. Intermountain competes with a number of international banking groups, out-of-state banking companies, state banking organizations, local community banks, savings banks, savings and loans, and credit unions throughout its market area.
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
     Intermountain seeks to differentiate itself by attracting, retaining and motivating highly experienced employees who are local market leaders, and supporting them with advanced technology, training and compensation systems. This approach allows the Bank to provide local marketing and decision-making to respond quickly to customer opportunities and build leadership in its communities. Simultaneously, the Bank has more recently focused on standardizing and centralizing administrative and operational functions to improve efficiency and the ability of the branches to serve customers effectively.

Current Economic Challenges and Future Economic Outlook
     After a long period of economic prosperity, both the nation and the Company’s local markets have struggled over the past year. A slowing economy and significant downturns in real estate markets have combined with increasing inflation to create substantial challenges for the Company’s customers and communities. The federal government has moved proactively to limit the damage, but in doing so has produced a dramatic drop in short-term interest rates. This combination of economic factors has impacted the Company negatively in the following ways:
•	A slowdown in loan demand, as both the Bank and its borrowers respond to current conditions with increasing caution;

•	Slowing deposit demand, as customers have less cash to save with rising inflation and are responding negatively to lowered deposit interest rates;

•	Decreasing net interest margin, as the Company’s assets, and particularly its loans, have repriced down more quickly in response to a 3.0% drop in the Federal Funds rate over the past eight months than its deposits and other liabilities;

•	Higher non-performing loans and credit losses, as existing borrowers, particularly those in the real estate industry, struggle to make payments and sell assets; and

•	Slowing fee income growth, particularly fees derived from mortgage banking activity
          Amidst these challenges, there are some positive factors at work in the Company’s markets. The economies of Idaho, eastern Washington and eastern Oregon have generally been stronger than other markets, as a result of: (1) continuing in-migration and population growth trends; (2) a strong agricultural economy; (3) a diversity of different industries, including manufacturing, natural resources, technology, health care, retail, professional services, tourism and real estate; and (4) benefits from the weak dollar due to the region’s proximity to Canada and a relatively high proportion of export businesses.
          As detailed in the discussion of its results below, the Company’s performance has been adversely impacted by the struggling economy. The Company is responding to the current challenges by actively monitoring and managing its loan portfolio, focusing on retaining, expanding and growing its high-value customers, providing leadership and assistance in its communities, and streamlining operations. While its focus is clear, there can be no assurance that Intermountain will be successful in executing these plans.
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
     Individual loan reviews are based upon specific quantitative and qualitative criteria, including the size of the loan, loan quality classifications, value of collateral, repayment ability of borrowers, and historical experience factors. The historical experience factors utilized are based upon past loss experience, trends in losses and delinquencies, the growth of loans in particular markets and industries, and known changes in economic conditions in the particular lending markets. Allowances for homogeneous loans (such as residential mortgage loans, personal loans, etc.) are collectively evaluated based upon historical bank and industry loan loss experience, trends in losses and delinquencies, growth of loans in particular markets, and known changes in economic conditions in each particular lending market. The Allowance for Loan Losses analysis is presented to the Audit Committee for review.
     Management believes the allowance for loan losses was adequate at March 31, 2008. While management uses available information to provide for loan losses, the ultimate collectibility of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions and other relevant factors. A slowdown in economic activity could adversely affect cash flows for both commercial and individual borrowers, as a result of which the Company could experience increases in nonperforming assets, delinquencies and losses on loans.
     A reserve for unfunded commitments is maintained at a level that, in the opinion of management, is adequate to absorb probable losses associated with the Bank’s commitment to lend funds under existing agreements such as letters or lines of credit. Management determines the adequacy of the reserve for unfunded commitments based upon reviews of individual credit facilities, current economic conditions, the risk characteristics of the various categories of commitments and other relevant factors. The reserve is based on estimates, and ultimate losses may vary from the current estimates. These estimates are evaluated on a regular basis and, as adjustments become necessary, they are recognized in earnings in the periods in which they become known through charges to other non-interest expense. Draws on unfunded commitments that are considered uncollectible at the time funds are advanced are charged to the reserve for unfunded commitments. Provisions for unfunded commitment losses, and recoveries on commitment advances previously charged-off, are added to the reserve for unfunded commitments, which is included in the accrued expenses and other liabilities section of the Consolidated Statements of Financial Condition.
     Investments. Assets in the investment portfolios are initially recorded at cost, which includes any premiums and discounts. Intermountain amortizes premiums and discounts as an adjustment to interest income using the interest yield method over the life of the security. The cost of investment securities sold, and any resulting gain or loss, is based on the specific identification method.
     Management determines the appropriate classification of investment securities at the time of purchase. Held-to-maturity securities are those securities that the Company has the intent and ability to hold to maturity, and are recorded at amortized cost. Available-for-sale securities are those securities that would be available to be sold in the future in response to liquidity needs, changes in market interest rates, and asset-liability management strategies, among others. Available-for-sale securities are reported at fair value, with unrealized holding gains and losses reported in stockholders’ equity as a separate component of other comprehensive income, net of applicable deferred income taxes.
     Management evaluates investment securities for other than temporary declines in fair value on a periodic basis. If the fair value of investment securities falls below their amortized cost and the decline is deemed to be other than temporary, the securities will be written down to current market value and the write down will be deducted from earnings. There were no investment securities which management identified to be other-than-temporarily impaired for the three months ended March 31, 2008. Charges to income could occur in future periods due to a change in management’s intent to hold the investments to maturity, a change in management’s assessment of credit risk, or a change in regulatory or accounting requirements.
     Goodwill and Other Intangible Assets. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible elements in the business acquired. Intermountain’s goodwill relates to value inherent in the banking business and the value is dependent upon Intermountain’s ability to provide quality, cost effective services in a competitive market place. As such, goodwill value is supported ultimately by revenue that is driven by the volume of business transacted. A decline in earnings as a result of a lack of growth or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill that could adversely impact earnings in future periods. Goodwill is not amortized, but is subjected to impairment analysis periodically. No impairment was considered necessary during the three months ended March 31, 2008. However, future events could cause management to conclude that Intermountain’s goodwill is impaired, which would result in the recording of an impairment loss. Any resulting impairment loss could have a material adverse impact on Intermountain’s financial condition and results of operations.
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
Intermountain Community Bancorp
Comparison of the Three Month Periods Ended March 31, 2008 and 2007
Results of Operations
     Overview. Intermountain recorded net income of $1.7 million, or $0.19 per diluted share, for the three months ended March 31, 2008, compared with net income of $2.1 million, or $0.24 per diluted share, for the three months ended March 31, 2007.
     The decline in earnings reflected slowing revenue growth and increased non-interest expenses related to higher employee benefits, credit and compliance costs. Both net interest income and non-interest income have been negatively impacted by deteriorating economic conditions, as asset growth has slowed and rapidly declining market interest rates have led to compression in the Bank’s net interest margin. While overall staffing levels have decreased over last year, increased costs related to credit management, regulatory compliance requirements, and higher employee benefit costs have combined to create an increase in non-interest expenses.
     The annualized return on average assets was 0.64% and 0.92% for the three months ended March 31, 2008 and 2007, respectively. The annualized return on average equity was 7.3% and 10.7% for the three months ended March 31, 2008 and 2007, respectively. The decrease in both the return on average assets and the return on average equity resulted primarily from the decrease in net income, as decreases in non interest income and increases in operating expenses offset increases in net interest income.
     The Company’s first quarter results clearly reflect the slowing economic conditions discussed above, combined with the carryover costs of the rapid expansion that it undertook in the past five years. In adjusting to the current market environment, the Company has increased its focus on streamlining internal operations to improve both customer service and efficiency. During its recent rapid growth period, the Company had, in some ways, outpaced its internal operations. Management believes that the challenges presented by the current environment provide opportunities to improve these operations. At the same time, management continues to focus on employee morale and culture, its high-value customers and the communities in which it serves, These efforts have led to the Company’s recent recognition as one of the top places to work in Idaho by the Idaho Business Journal.
     It appears that 2008 will be one of the most challenging years for the banking sector and Intermountain in recent memory. Management is responding by working to protect its customers, employees and shareholders in the current environment, while building effective processes and marketing for the future.
     Net Interest Income. The most significant component of earnings for the Company is net interest income, which is the difference between interest income, primarily from the Company’s loan and investment portfolios, and interest expense, primarily on deposits and other borrowings. During the three months ended March 31, 2008 and 2007, net interest income was $11.3 million and $10.8 million, respectively, an increase of 4.4%. The positive increase resulted from growth in earning assets over last year, but was somewhat offset by a lower net interest margin.
     Average interest-earning assets for the three months ended March 31, 2008 and 2007 were $935.3 million and $839.3 million, respectively. The increases in the components of average interest-earning assets are primarily due to organic growth in the loan portfolio, with average loans increasing by $89.9 million. Average investments and cash increased by $6.1 million over the same period. Average net interest spread during the three months ended March 31, 2008 and 2007 was 4.84% and 5.19%, respectively. Net interest margin decreased 0.37% from 5.24%for the three months ended March 31, 2007 to 4.87% for the three months ended March 31, 2008 as the yields on earnings assets decreased at a faster pace than the cost of interest-bearing liabilities. While the prime lending rate was stable during the first half of 2007, it dropped by a total of 3.00% from August 2007 to March 2008. This rapid market rate drop caused loan yields to decrease significantly, while liability interest costs, particularly those on deposits, dropped more slowly. The Company’s assets and liabilities both reprice relatively quickly, but the cost of its liabilities tends to lag its earning asset yield when market rates change substantially.
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
     Intermountain recorded a provision for losses on loans of $258,000 for the first quarter 2008 compared to an $834,000 provision for losses on loans for the three months ended March 31, 2007. The provision reflects the analysis and assessment of the relevant factors mentioned in the preceding paragraph. The decrease is due primarily to the absence of any large credit write-downs during the quarter and a decrease in the size of the loan portfolio since December 31, 2007.
     In response to current market conditions and the implementation of new federal guidance in 2007, management has expanded and refined its evaluation of the current loan portfolio and the adequacy of its loan loss allowance. The loan loss allowance to total loans ratio was 1.57% at March 31, 2008, compared to 1.52% at March 31, 2007 and 1.53% at December 31, 2007, and remains at a level that is generally higher than its national peer group. Management believes that the level of the loan loss allowance as of March 31, 2008 is adequate for the prevailing economic conditions and the balance and mix of the loan portfolio. However, a significantly deeper or prolonged worsening of the economy may have additional adverse impacts on the Company’s loan portfolio, potentially causing higher future loan loss provision levels.
     The following table summarizes loan loss allowance activity for the periods indicated.

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Balance at January 1	$11,761	$9,837
Provision (recovery) for losses on loans	258	834
Amounts written off, net of recoveries	(77)	(101)
Transfers	—	(2)

Allowance — loans, March 31	$11,942	$10,568

Allowance — unfunded commitments, January 1	18	482
Transfers	—	2
Adjustments	(3)	—

Allowance — unfunded commitments, March 31	15	484

Total credit allowance	$11,957	$11,052

     At March 31, 2008, Intermountain’s total classified assets were $31.5 million, compared with $10.4 million at March 31, 2007 and $23.3 million at December 31, 2007. The increase in classified assets is primarily comprised of struggling residential land and construction loans, reflecting the current weakness in the housing market. Total nonperforming loans were $7.1 million at March 31, 2008, compared with $1.8 million at March 31, 2007 and $6.4 million at December 31, 2007, also reflecting weakness in housing-related loans. At March 31, 2008, Intermountain’s loan delinquency rate (30 days or more) as a percentage of total loans was 1.13%, compared with 0.25% at March 31, 2007 and 0.40% at December 31, 2007. Management believes that the Company’s credit quality remains stable and that it is identifying and managing potential risks proactively, but the results do reflect deterioration in asset quality levels.
     Other Income. Total other income was $2.8 million and $3.0 million for the three months ended March 31, 2008 and 2007, respectively. Fees and service charge income increased by 12.1% to $2.0 million for the three months ended March 31, 2008 as debit card income, trust and investment income, merchant acceptance and cash management fees continued to increase. This increase was offset by a 44.4% drop in fees from mortgage banking operations for the quarter ended March 31, 2008 over first quarter 2007, as mortgage originations declined significantly. Contractual income from the company’s secured card deposit portfolio was also lower, reflecting tighter conditions in the credit card market. Expanding the depth and breadth of the Company’s non-interest revenue is a high priority for management. It is actively targeting profitable customer groups with new products, ranging from trust services to business cash management solutions.
     Operating Expenses. Operating expenses were $11.3 million and $9.7 million for the three months ended March 31, 2008 and 2007, respectively. The Company’s efficiency ratio increased to 79.8% for the three months ended March 31, 2008 from 69.7% in the corresponding period in 2007, impacted by both increasing expenses and a slowdown in revenue growth from the first quarter of 2007. The carry-over costs from earlier investments to develop new markets and new services, coupled with increases in staffing and technology to support heightened credit monitoring and regulatory compliance requirements were the primary contributors to the growth in operating expenses for the three months ended March 31, 2008.
     Salaries and employee benefits were $6.9 million and $6.1 million for the three months ended March 31, 2008 and 2007, respectively. The rate of increase in salary expense has slowed to 7.0% over the same period last year. Additional regulatory compliance and audit staff comprised approximately 25% of the overall salary increase, with merit and promotional increases generating much of the rest. Benefits expense rose significantly as a result of a large increase in medical and dental insurance premiums at the beginning of 2008. At March 31, 2008, full-time-equivalent employees were 442, compared with 447 at March 31, 2007.
     Occupancy expenses were $1.7 million and $1.4 million for the three months ended March 31, 2008 and 2007, respectively. Occupancy expense increases reflected additional building expense from new branches opened in 2006 and 2007 and additional computer hardware and software purchased to enhance security, compliance and business continuity.
     Other expenses grew from $2.2 million in the first three months of 2007 to $2.7 million in the first quarter of 2008. Advertising, printing, supplies, training and travel expenses were largely flat during this period of time, However, the reinstatement of FDIC insurance premiums added $127,000 and consulting expenses added $190,000 to first quarter 2008 expenses over last year. The Company has engaged consulting assistance to improve its business processes and enhance efficiency, and expects to see the benefits of these efforts in future periods.
     Management has invested heavily in human capital, buildings and technology during its rapid expansion over the past several years, as it sought to build the infrastructure needed to grow and maintain operational integrity and compliance with regulatory requirements. It is now adjusting to a changing market by working to operate more effectively and efficiently. It is completing a number of initiatives, including the implementation of branch imaging technology, automating and streamlining the loan processing function, and centralizing and standardizing certain operational functions. As these initiatives take hold this year, management believes that the Company’s efficiency will improve.
     Income Tax Provision. Intermountain recorded federal and state income tax provisions of $933,000 and $1.3 million for the three months ended March 31, 2008 and 2007, respectively. The decreased tax provision in 2008 from 2007 is due to the decrease in pre-tax net income and a lower effective tax rate. The effective tax rates for both the three-month periods ended March 31, 2008 and 2007 were 36.1% and 38.0%, respectively, with additional investment tax credits and other factors combining to reduce this rate.
Financial Position
     Assets. At March 31, 2008, Intermountain’s assets were $1.02 billion, down $31.0 million or 3.0% from $1.05 billion at December 31, 2007. The decrease in assets primarily reflected decreases in loans, short-term investments and cash.

     Investments. Intermountain’s investment portfolio at March 31, 2008 was $156.6 million, a decrease of $15.3 million or 8.9% from the December 31, 2007 balance of $171.9 million. The decrease was primarily due to maturity of short-term U. S. Government obligations and paydowns on mortgage-backed securities. Funds from these payments were used to help fund the decrease in deposits and paydown of repurchase agreement obligations. As of March 31, 2008, the balance of the unrealized gain, net of federal income taxes, was $2.1 million compared to an unrealized gain at December 31, 2007 of $1.3 million. Falling long-term market rates increased the market value of the securities, resulting in an increase in the unrealized gain. Subsequent to the end of the first quarter, as part of its interest rate and investment management program, the Company sold $32.0 million in investment securities, and reinvested the proceeds in other available-for-sale investment securities. The transaction resulted in an after-tax gain on sale of investments of approximately $1.4 million. This will be reflected in second quarter 2008 income.
     Loans Receivable. At March 31, 2008, net loans receivable totaled $748.3 million, down $8.2 million or 1.1% from $756.5 million at December 31, 2007. The decrease reflected the slowing economy, tightening credit underwriting standards, and seasonal factors related to slower agriculture and real estate activity during the winter. During the three months ended March 31, 2008, total loan originations were $139.4 million compared with $163.9 million for the prior year’s comparable period, reflecting the slowdown in activity.
     The following table sets forth the composition of Intermountain’s loan portfolio at the dates indicated. Loan balances exclude deferred loan origination costs and fees and allowances for loan losses.

	March 31, 2008		December 31, 2007
	Amount	%	Amount	%
	(Dollars in thousands)
Commercial	$229,119	30.12	$240,421	31.27
Commercial real estate	388,898	51.12	383,018	49.80
Residential real estate	112,653	14.81	114,010	14.83
Consumer	24,748	3.25	26,285	3.42
Municipal	5,341	0.70	5,222	0.68

Total loans receivable	760,759	100.00	768,956	100.00

Net deferred origination fees	(468)		(646)
Allowance for losses on loans	(11,942)		(11,761)

Loans receivable, net	$748,349		$756,549

Weighted average yield at end of period	7.46%		8.16%
     The following table sets forth Intermountain’s loan originations for the periods indicated.

	Three Months Ended
	March 31,
	2008	2007	% Change
	(Dollars in thousands)
Commercial	$57,899	$72,592	(20.2)
Commercial real estate	59,759	64,364	(7.2)
Residential real estate	18,373	21,310	(13.8)
Consumer	3,104	5,453	(43.1)
Municipal	314	200	57.0

Total loans originated	$139,449	$163,919	(14.9)

     As of March 31, 2008, the Bank’s loan portfolio by loan type was:

Commercial	30.12%
Commercial real estate	51.12%
Residential real estate	14.81%
Consumer	3.25%
Municipal	0.70%
     These concentrations are typical for the markets served by the Bank, and management believes that they are comparable with those of the Bank’s peer group (banks of similar size and operating in the same geographic areas). At March 31, 2008, approximately 66% of the total loan portfolio was secured by real estate.
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
     The Bank lends to contractors and developers, and is also active in custom construction lending. The Bank has established concentration limits as measured against Tier 1 capital (generally, Tier 1 capital is the Company’s tangible net worth). These concentration limits include residential and commercial construction loans not to exceed 175% and, combined with development loans, not to exceed 325% of Tier 1 capital. The guidelines further specify that total commercial real estate loans are not to exceed 400% and other real estate (agricultural and land) loans are not to exceed 230% of the Bank’s Tier 1 capital. Accordingly, at March 31, 2008, residential and commercial construction loans represented 112.3% and, combined with development loans, represented 279.9% of Tier 1 capital. Total commercial real estate loans represented 385.0%, and other real estate loans represented 149.9% of the Bank’s Tier 1 capital, respectively. These ratios compare to December 2007 totals of 128.2%, 295.6%, 380.5% and 147.7%, respectively, generally demonstrating decreases in construction and development loans, and slight increases in other real estate and total commercial real estate loans. Those two categories increased in the first quarter due to increased loans for owner occupied consumer and commercial and non owner occupied commercial, as part of a risk diversification strategy by the Bank.
     BOLI and All Other Assets. Bank-owned life insurance (“BOLI”) and other assets decreased to $22.5 million at March 31, 2008 from $23.4 million at December 31, 2007. The decrease was primarily due to decreases in the net deferred tax asset and accrued interest receivable, offset by an increase in other real estate owned.
     Deposits. Total deposits decreased $30.7 million or 4.0% to $727.1 million at March 31, 2008 from $757.8 million at December 31, 2007, primarily due to decreases in demand accounts, money market accounts and certificates of deposits. The decrease reflected negative customer response to significantly lower rates, a tightening economy, the runoff of some high rate deposits, and normal seasonal factors. Company management continues to be very focused on core deposit growth, particularly of lower-costing demand, savings and money market deposits. Management is implementing new compensation plans, promotional strategies and products to spur local deposit growth.
     The following table sets forth the composition of Intermountain’s deposits at the dates indicated.

	March 31, 2008		December 31, 2007
	Amount	%	Amount	%
	(Dollars in thousands)
Demand	$151,585	20.8	$159,069	21.0
NOW and money market 0.0% to 5.5%	295,090	40.6	308,857	40.8
Savings and IRA 0.0% to 4.2%	86,321	11.9	87,149	11.5
Certificate of deposit accounts	194,152	26.7	202,763	26.7

Total deposits	$727,148	100.0	$757,838	100.0

Weighted average interest rate on certificates of deposit		3.91%		4.57%

     Borrowings. Deposit accounts are Intermountain’s primary source of funds. Intermountain also relies upon advances from the Federal Home Loan Bank of Seattle, repurchase agreements and other borrowings to supplement its funding and to meet deposit withdrawal requirements. These borrowings totaled $189.4 million and $190.1 million at March 31, 2008 and December 31, 2007, respectively. The decrease resulted from seasonal declines in municipal repurchase obligations as local governments utilized tax revenues to fund operating expenses. See “Liquidity and Sources of Funds” for additional information.
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
     As discussed above, Intermountain uses a simulation model designed to measure the sensitivity of net interest income and net income to changes in interest rates. This simulation model is designed to enable Intermountain to generate a forecast of net interest income and net income given various interest rate forecasts and alternative strategies. The model is also designed to measure the anticipated impact that prepayment risk, basis risk, customer maturity preferences, volumes of new business and changes in the relationship between long-term and short-term interest rates have on the performance of Intermountain. The results of current modeling are within guidelines established by the Company, except that net income falls slightly below the guideline in a 300 basis point downward adjustment in market rates, a scenario that management believes is highly unlikely given current market interest rates. In general, model results reflect marginal performance improvement in the case of a rising rate environment, and a marginal negative impact in a falling rate environment. Given its current asset-sensitivity, Intermountain has implemented certain hedging actions to protect the company’s financial performance in a period of falling market interest rates and is evaluating additional protective measures.
     Intermountain is continuing to pursue strategies to manage the level of its interest rate risk while increasing its net interest income and net income; 1) through the origination and retention of variable-rate consumer, business banking, construction and commercial real estate loans, which generally have higher yields than residential permanent loans and 2) by increasing the level of its core deposits, which are generally a lower-cost, less rate-sensitive funding source than wholesale borrowings. There can be no assurance that Intermountain will be successful implementing any of these strategies or that, if these strategies are implemented, they will have the intended effect of reducing interest rate risk or increasing net interest income.
     Intermountain also uses gap analysis, a traditional analytical tool designed to measure the difference between the amount of interest-earning assets and the amount of interest-bearing liabilities expected to reprice in a given period. Intermountain calculated its one-year cumulative repricing gap position to be negative 41% and a negative 29% at March 31, 2008 and December 31, 2007, respectively. Management attempts to maintain Intermountain’s gap position between positive 20% and negative 35%. At March 31, 2008 Intermountain’s gap position was outside of the recommended guidelines as the Company intentionally changed to shorter term liability maturities in the current interest rate environment. At December 31, 2007, Intermountain’s gap positions were within guidelines established by its Board of Directors. See “Results of Operations — Net Interest Income” and “Capital Resources.”
Liquidity and Sources of Funds
     As a financial institution, Intermountain’s primary sources of funds from assets include the collection of loan principal and interest payments, cash flows from various securities it invests in, and occasional sales of loans, investments or other assets. Liability financing sources consist primarily of customer deposits, advances from FHLB Seattle and other borrowings. Deposits decreased to $727.1 million at March 31, 2008 from $757.8 million at December 31, 2007, primarily due to decreases in demand accounts, money market accounts and certificates of deposits. The net decrease in deposits was offset on the asset side by decreases in cash, loans receivable and the available for sale investment portfolio. At March 31, 2008 and December 31, 2007, securities sold subject to repurchase agreements and federal funds borrowed were $121.1 million and $124.1 million, respectively. Securities sold subject to repurchase agreements are required to be collateralized by investments with a market value exceeding the face value of the borrowings. Under certain circumstances, Intermountain could be required to pledge additional securities or reduce the borrowings.
     During the three months ended March 31, 2008, cash provided by investing activities came from the maturity of investments and the decrease in loans and cash. During the same period, cash used by financing activities consisted primarily of decreases in deposits and borrowings.
     Intermountain’s credit line with FHLB Seattle provides for borrowings up to a percentage of its total assets subject to general collateralization requirements. At March 31, 2008, the Company’s credit line represented a total borrowing capacity of approximately $85.9 million, of which $33.0 million was being utilized through FHLB advances and overnight borrowings. Intermountain also borrows on an unsecured basis from correspondent banks and other financial entities. Correspondent banks and other financial entities provided additional borrowing capacity of $45.1 million at March 31, 2008. As of March 31, 2008 there were no unsecured funds borrowed.
     Intermountain actively manages its liquidity to maintain an adequate margin over the level necessary to support expected and potential loan fundings and deposit withdrawals. This is balanced with the need to maximize yield on alternate investments. The liquidity ratio may vary from time to time, depending on economic conditions, savings flows and loan funding needs.
Capital Resources
     Intermountain’s total stockholders’ equity was $92.3 million at March 31, 2008 compared with $90.1 million at December 31, 2007. The increase in total stockholders’ equity was primarily due to the retention of net income in the first quarter of 2008 and the increase in the unrealized gain on the available for sale investment portfolio. Stockholders’ equity was 9.1% of total assets at March 31, 2008 compared with 8.6% at December 31, 2007.
     At March 31, 2008, Intermountain had an unrealized gain of $2.1 million, net of related income taxes, on investments classified as available-for-sale. At December 31, 2007, Intermountain had an unrealized gain of $1.3 million, net of related income taxes, on investments classified as available-for-sale. Fluctuations in prevailing interest rates continue to cause volatility in this component of accumulated comprehensive gain or loss in stockholders’ equity and may continue to do so in future periods.
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
     Intermountain and Panhandle are required by applicable regulations to maintain certain minimum capital levels and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier I capital to average assets. Intermountain and Panhandle plan to maintain their capital resources and regulatory capital ratios through the retention of earnings and the management of the level and mix of assets, although there can be no assurance in this regard. At March 31, 2008, Intermountain exceeded all such regulatory capital requirements and was “well-capitalized” pursuant to FFIEC regulations.
     The following tables set forth the amounts and ratios regarding actual and minimum core Tier 1 risk-based and total risk-based capital requirements, together with the amounts and ratios required in order to meet the definition of a “well-capitalized” institution as reported on the quarterly FFIEC call report at March 31, 2008.

					Well-Capitalized
	Actual		Capital Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets):
The Company	$104,287	11.90%	$70,130	8%	$87,662	10%
Panhandle State Bank	104,767	11.95%	70,131	8%	87,664	10%
Tier I capital (to risk-weighted assets):
The Company	93,317	10.65%	35,065	4%	52,597	6%
Panhandle State Bank	93,797	10.70%	35,065	4%	52,598	6%
Tier I capital (to average assets)
The Company	93,317	9.14%	40,833	4%	51,042	5%
Panhandle State Bank	93,797	9.45%	39,713	4%	49,641	5%
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
     The following table represents Intermountain’s on-and-off balance sheet aggregate contractual obligations to make future payments as of March 31, 2008.

	Payments Due by Period
		Less than			More than
	Total	1 year	1 to 3 years	3 to 5 years	5 years
	(Dollars in thousands)
Long-term debt (1)	$105,592	$3,540	$29,638	$32,642	$39,772
Short-term debt (1)	118,878	118,878	—	—	—
Capital lease obligations	—	—	—	—	—
Operating lease obligations (2)	14,732	1,124	1,603	1,404	10,601
Purchase obligations (3)	609	609	—	—	—
Other long-term liabilities reflected on the registrant’s balance sheet under GAAP	—	—	—	—	—

Total	$239,811	$124,151	$31,241	$34,046	$50,373

(1)	Includes interest payments.

(2)	Excludes recurring accounts payable, accrued expenses and other liabilities, repurchase agreements and customer deposits, all of which are recorded on the Company’s balance sheet.

(3)	The Company is constructing the Sandpoint Center in Sandpoint, Idaho. It is anticipated that the Bank will occupy approximately 50% of the building with occupancy by branch and administrative staff to be completed by June 2008. The Company will continue to complete the building for non-Bank tenants.
New Accounting Policies
     In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material.
     In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008, the effective date of the standard.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements (“SFAS 160”). SFAS 160 re-characterizes minority interests in consolidated subsidiaries as non-controlling interests and requires the classification of minority interests as a component of equity. Under SFAS 160, a change in control will be measured at fair value, with any gain or loss recognized in earnings. The effective date for SFAS 160 is for annual periods beginning on or after December 15, 2008. Early adoption and retroactive application of SFAS 160 to fiscal years preceding the effective date are not permitted. The Company is evaluating the impact of adoption on its Consolidated Financial Statements.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 requires specific disclosures regarding the location and amounts of derivative instruments in the Company’s financial statements; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect the Company’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued and for fiscal years and interim periods after November 15, 2008. Early application is permitted. Because SFAS 161 impacts the Company’s disclosure and not its accounting treatment for derivative instruments and related hedged items, the Company’s adoption of SFAS 161 will not impact the Consolidated Financial Statements.
     In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4 (“EITF 06-4”), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. EITF 06-4 requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. Effective January 1, 2008, the Company recorded a liability in the amount of $389,000 and a reduction in equity in the amount of $235,000 to record the liability as of January 1, 2008.
     On November 5, 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value through Earnings (“SAB 109”). Previously, SAB 105, Application of Accounting Principles to Loan Commitments, stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view. SAB 109 is effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company believes the impact of this standard to be immaterial.
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
          Forward-looking statements provide our expectations or predictions of future conditions, events or results. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. These statements speak only as of the date they are made. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements were made. There are a number of factors, many of which are beyond our control, which could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements. These factors, some of which are discussed elsewhere in this report, include:
•	the strength of the United States economy in general and the strength of the local economies and real estate markets in which Intermountain conducts its operations;

•	a deeper decline in the housing market or a significant tightening in available credit for businesses and consumers;

•	significantly increased defaults and delinquencies in the Company’s loan portfolio as a result of worsening economic conditions;

•	the effects of inflation, interest rate levels and market and monetary fluctuations;

•	trade, monetary and fiscal policies and laws, including interest rate policies of the federal government;

•	applicable laws and regulations and legislative or regulatory changes;

•	the timely development and acceptance of new products and services of Intermountain;

•	the willingness of customers to substitute competitors’ products and services for Intermountain’s products and services;

•	Intermountain’s success in gaining regulatory approvals, when required;

•	technological and management changes;

•	announcement and successful and timely implementation of growth, acquisition and efficiency strategies;

•	Intermountain’s ability to successfully integrate entities that may be or have been acquired;

•	changes in consumer spending and saving habits; and

•	Intermountain’s success at managing the risks involved in the foregoing.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk
The information set forth under the caption Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, is hereby incorporated herein by reference.
Item 4 — Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures: An evaluation of Intermountain’s disclosure controls and procedures (as required by section 13a — 15(b) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of Intermountain’s management, including the Chief Executive Officer and the Chief Financial Officer. Our Chief Executive Officer and Chief Financial Officer concluded that based on that evaluation, our disclosure controls and procedures as currently in effect are effective, as of March 31, 2008, in ensuring that the information required to be disclosed by us in the reports we file or submit under the Act is (i) accumulated and communicated to Intermountain’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
(b) Changes in Internal Control over Financial Reporting: In the quarter ended March 31, 2008, there were no changes in Intermountain’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, Intermountain’s internal control over financial reporting.

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
Item 1A Risk Factors
          There have been no material changes from the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES
The following table presents Intermountain’s repurchases of its common stock during the quarter ended March 31, 2008. Although Intermountain does not maintain a repurchase plan or program, a limited number of shares of Intermountain’s common stock were repurchased in connection with the administration of Intermountain’s stock-based compensation plans. Upon repurchase, Intermountain cancelled the shares.

			Total Number of	Maximum Number of
			Shares Purchase as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased(1)	Per Share	Programs	Programs(2)
January 1 — March 31, 2008	12,805	$13.72	0	0

(1)	Represents the aggregate shares that were withheld by the Company as payment of the requisite tax payable upon the vesting of restricted stock awards.
Item 3 — Defaults Upon Senior Securities
          Not applicable.
Item 4 — Submission of Matters to a Vote of Security Holders
          Not Applicable
Item 5 — Other Information
          Not Applicable

Item 6 — Exhibits

Exhibit No.	Exhibit
10.2	Amended 2006-2008 Long Term Incentive Plan.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

99.1	Year end earnings release for year ended December 31, 2007.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERMOUNTAIN COMMUNITY BANCORP
(Registrant)

May 12, 2008	By:	/s/ Curt Hecker
Date		Curt Hecker
President
and Chief Executive Officer

May 12, 2008	By:	/s/ Doug Wright
Date		Doug Wright
Executive Vice President
and Chief Financial Officer