Form 10-Q
period 2008-06-30
INTERMOUNTAIN COMMUNITY BANCORP
filed 2008-08-11
CIK 1284506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of August 4, 2008

Common Stock (no par value)	8,305,769

Intermountain Community Bancorp

FORM 10-Q
For the Quarter Ended June 30, 2008

PART I — Financial Information
Item 1 — Financial Statements
Intermountain Community Bancorp
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2008	2007
	(Dollars in thousands)
ASSETS:
Cash and cash equivalents:
Interest bearing	$2,103	$149
Non-interest bearing and vault	24,730	26,851
Restricted cash	866	4,527
Federal funds sold	6,730	6,565
Available-for-sale securities, at fair value	131,319	158,791
Held-to-maturity securities, at amortized cost	11,274	11,324
Federal Home Loan Bank of Seattle (FHLB) stock, at cost	2,485	1,779
Loans held for sale	1,652	4,201
Loans receivable, net	781,786	756,549
Accrued interest receivable	6,318	8,207
Office properties and equipment, net	45,250	42,090
Bank-owned life insurance	7,869	7,713
Goodwill	11,662	11,662
Other intangible assets	649	723
Prepaid expenses and other assets, net	10,874	7,528

Total assets	$1,045,567	$1,048,659

LIABILITIES:
Deposits	$741,635	$757,838
Securities sold subject to repurchase agreements	110,320	124,127
Advances from Federal Home Loan Bank of Seattle	54,000	29,000
Cashiers checks issued and payable	1,127	1,509
Accrued interest payable	2,128	3,027
Other borrowings	40,632	36,998
Accrued expenses and other liabilities	5,178	6,041

Total liabilities	955,020	958,540

Commitments and contingent liabilities

Common stock, no par value; 29,040,000 shares authorized; 8,388,465 and 8,313,005 shares issued and 8,303,769 and 8,248,710 shares outstanding	76,241	76,746
Accumulated other comprehensive income (loss)	(1,428)	1,327
Retained earnings	15,734	12,046

Total stockholders’ equity	90,547	90,119

Total liabilities and stockholders’ equity	$1,045,567	$1,048,659

The accompanying notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in thousands, except per		(Dollars in thousands, except per
	share data)		share data)
Interest income:
Loans	$13,942	$16,310	$28,960	$31,371
Investments	1,899	1,642	4,082	3,638

Total interest income	15,841	17,952	33,042	35,009

Interest expense:
Deposits	3,275	4,630	7,304	9,064
Other borrowings	1,390	1,852	3,237	3,626

Total interest expense	4,665	6,482	10,541	12,690

Net interest income	11,176	11,470	22,501	22,319

Provision for losses on loans	(2,140)	(1,172)	(2,398)	(2,006)

Net interest income after provision for losses on loans	9,036	10,298	20,103	20,313

Other income:
Fees and service charges	2,342	2,146	4,346	3,932
Mortgage Banking Operations	385	610	791	1,340
Bank-owned life insurance	81	81	156	158
Gain on sale of securities	2,182	—	2,182	—
Other	241	360	535	808

Total other income	5,231	3,197	8,010	6,238

Operating expenses	10,635	9,957	21,894	19,635

Income before income taxes	3,632	3,538	6,219	6,916
Income tax provision	(1,363)	(1,354)	(2,296)	(2,639)

Net income	$2,269	$2,184	$3,923	$4,277

Earnings per share — basic	$0.27	$0.27	$0.47	$0.52

Earnings per share — diluted	$0.27	$0.25	$0.46	$0.50

Weighted average shares outstanding — basic	8,286,087	8,194,522	8,278,596	8,178,025
Weighted average shares outstanding — diluted	8,534,186	8,605,032	8,549,144	8,610,927
The accompanying notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$3,923	$4,277
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,653	1,189
Stock-based compensation expense	(344)	195
Net amortization of premiums on securities	(113)	(243)
Excess tax benefit related to stock-based compensation	—	(346)
Provisions for losses on loans	2,398	2,006
Amortization of core deposit intangibles	74	80
Gain on sale of loans, investments, property and equipment	(2,496)	(220)
Gain on sale of other real estate owned	(20)	—
Accretion of deferred gain on sale of branch property	(9)	(8)
Net accretion of loan and deposit discounts and premiums	(9)	(33)
Deferred income tax benefit	—	321
Increase in cash surrender value of bank-owned life insurance	(156)	(158)
Change in:
Loans held for sale	2,548	4,124
Accrued interest receivable	1,890	(484)
Prepaid expenses and other assets	(2,608)	(3,294)
Accrued interest payable	(899)	1,047
Accrued expenses and other liabilities	(1,627)	(863)

Net cash provided by operating activities	4,205	7,590

Cash flows from investing activities:
Purchases of available-for-sale securities	(32,872)	(56,849)
Purchases of FHLB Stock	(706)	—
Proceeds from calls or maturities of available-for-sale securities	51,022	56,281
Principal payments on mortgage-backed securities	7,082	3,811
Purchases of held-to-maturity securities	(127)	(300)
Proceeds from calls or maturities of held-to-maturity securities	151	42
Origination of loans, net of principal payments	(40,007)	(81,606)
Proceeds from sale of loans	13,994	3,215
Purchase of office properties and equipment	(4,999)	(12,421)
Proceeds from sale of office properties and equipment	8	2,242
Net change in federal funds sold	(165)	22,475
Proceeds from sale of other real estate owned	62	—
Improvements and other changes in other real estate owned	—	271
Net change in restricted cash	3,661	293

Net cash used in investing activities	(2,896)	(62,546)

Intermountain Community Bancorp
Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
	(Dollars in thousands)
Cash flows from financing activities:
Net change in demand, money market and savings deposits	$(19,988)	$48,416
Net change in certificates of deposit	3,782	(7,699)
Net change in repurchase agreements	(13,807)	4,318
Principal reduction of note payable	(22)	(18)
Excess tax benefit related to stock-based compensation	—	346
Proceeds from exercise of stock options	95	224
Retirement of Treasury Stock	(193)	—
Proceeds from other borrowings	28,657	6,819

Net cash (used in) provided by financing activities	(1,476)	52,406

Net change in cash and cash equivalents	(167)	(2,550)
Cash and cash equivalents, beginning of period	27,000	24,377

Cash and cash equivalents, end of period	$26,833	$21,827

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$11,002	$13,459
Income taxes	2,495	3,090
Noncash investing and financing activities:
Restricted stock issued	547	698
Deferred gain on sale/leaseback	—	312
10% stock dividend	—	15,186
Accrual of liability for split dollar life insurance	389	—
Loans converted to Other Real Estate Owned	1,304	—
The accompanying notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Net income	$2,269	$2,184	$3,923	$4,277

Other comprehensive income (loss):
Change in unrealized gains (losses) on investments, net of reclassification adjustments	(5,792)	(941)	(4,561)	(412)
Less deferred income tax (expense) benefit	2,294	372	1,806	163

Net other comprehensive (loss)	(3,498)	(569)	(2,755)	(249)

Comprehensive income (loss)	$(1,229)	$1,615	$1,168	$4,028

The accompanying notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp
Notes to Consolidated Financial Statements
1.	Basis of Presentation:

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

During June of 2003 the Bank obtained an advance from the Federal Home Loan Bank of Seattle (FHLB Seattle) in the amount of $5,000,000. The note matured in May 2008. During September 2007, the Bank obtained two advances from the FHLB Seattle in the amounts of $10.0 million and $14.0 million with interest only payable at 4.96% and 4.90% and maturities in September 2010 and September 2009, respectively. During April 2008, the Bank obtained two advances from the FHLB Seattle in the amounts of $5.0 million and $5.0 million with interest only payable at 2.89% and 2.95% and maturities in April 2009. During May 2008, the Bank obtained two advances from the FHLB Seattle in the amounts of $12.0 million and $8.0 million with interest only payable at 2.88% and 2.51% and maturities in August 2009 and December 2008, respectively.

Advances from FHLB Seattle are collateralized by certain qualifying loans. At June 30, 2008, Intermountain had the ability to borrow $113.0 million from FHLB Seattle, of which approximately $54.0 million was utilized at June 30, 2008. The Bank’s credit line with FHLB Seattle is limited to a percentage of its total regulatory assets subject to collateralization requirements. Intermountain would be able to borrow amounts in excess of this total from the FHLB Seattle with the placement of additional available collateral.

3.	Other Borrowings:

The components of other borrowings are as follows (in thousands):

	June 30,	December 31,
	2008	2007
Term note payable (1)	$8,279	$8,279
Term note payable (2)	8,248	8,248
Term note payable (3)	960	982
Term note payable (4)	23,145	19,489

Total other borrowings	$40,632	$36,998

(1)	In January 2003, the Company issued $8.0 million of Trust Preferred securities through its subsidiary, Intermountain Statutory Trust I. The debt associated with these securities bore a fixed interest rate for a period of five years from issue date and now bears interest on a variable basis tied to the 90-day LIBOR (London Inter-Bank Offering Rate) index plus 3.25%, with interest only paid quarterly. The rate on this borrowing was 6.06% at June 30, 2008. The debt is callable by the Company quarterly and matures in March 2033. See Note A.

(2)	In March 2004, the Company issued $8.0 million of Trust Preferred securities through its subsidiary, Intermountain Statutory Trust II. The debt associated with these securities bears interest on a variable basis tied to the 90-day LIBOR index plus 2.8%, with interest only paid quarterly. The rate on this borrowing was 5.51% at June 30, 2008. The debt is callable by the Company after five years and matures in April 2034. See Note A.

(3)	In January 2006, the Company purchased land to build its new headquarters, the Sandpoint Center in Sandpoint, Idaho. It entered into a Note Payable with the sellers of the property in the amount of $1.13 million, with a fixed rate of 6.65%. The note matures in February 2026.

(4)	In December 2007, the Company renewed a borrowing agreement with Pacific Coast Bankers Bank in the amount of $25.0 million. The borrowing agreement is a revolving line of credit with a variable rate of interest tied to LIBOR with a maturity date of January 18, 2009. It is anticipated that this line will either be paid down with the sale of the building or refinanced with a longer term instrument. The collateral for the credit line is all of Panhandle State Bank’s stock and the Sandpoint Center. Under the restrictive covenants of the borrowing agreement, Intermountain cannot incur additional debt outside of its normal course of business over $5.0 million without Pacific Coast Banker’s Bank’s consent, and Intermountain is obligated to provide information regarding its financial position and loan portfolio on a regular basis. At June 30, 2008, the balance outstanding was $23,145,000 at a rate of 4.69%.
A)	Intermountain’s obligations under the above debentures issued by its subsidiaries constitute a full and unconditional guarantee by Intermountain of the Statutory Trusts’ obligations under the Trust Preferred Securities. In accordance with Financial Interpretation No. 46 (Revised), “Consolidation of Variable Interest Entities” (“FIN No. 46R”), the trusts are not consolidated and the debentures and related amounts are treated as debt of Intermountain.
4.	Earnings Per Share:

The following table presents the basic and diluted earnings per share computations:

	Three Months Ended June 30,
	(Dollars in thousands, except per share amounts)
	2008			2007
		Weighted			Weighted
	Net	Avg.	Per Share	Net	Avg.	Per Share
	Income	Shares(1)	Amount	Income	Shares(1)	Amount
Basic computations	$2,269	8,286,087	$0.27	$2,184	8,194,522	$0.27

Effect of dilutive securities:
Common stock options and stock grants	—	248,099	(0.00)	—	410,510	(0.02)

Diluted computations	$2,269	8,534,186	$0.27	$2,184	8,605,032	$0.25

	Six Months Ended June 30,
	(Dollars in thousands, except per share amounts)
	2008			2007
	Net	Weighted	Per Share	Net	Weighted	Per Share
	Income	Avg. Shares	Amount	Income	Avg. Shares	Amount
Basic computations	$3,923	8,278,596	$0.47	$4,277	8,178,025	$0.52

Effect of dilutive securities:
Common stock options and stock grants	—	270,548	(0.01)	—	432,902	(0.02)

Diluted computations	$3,923	8,549,144	$0.46	$4,277	8,610,927	$0.50

5.	Operating Expenses:

The following table details Intermountain’s components of total operating expenses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Salaries and employee benefits	$5,530	$6,322	$12,476	$12,442
Occupancy expense	1,938	1,445	3,591	2,837
Advertising	426	353	691	571
Fees and service charges	535	392	969	672
Printing, postage and supplies	360	402	708	747
Legal and accounting	488	334	936	606
Other expense	1,358	709	2,523	1,760

Total operating expenses	$10,635	$9,957	$21,894	$19,635

6.	Stock-Based Compensation Plans:

The Company utilizes its stock to compensate employees and Directors under the 1999 Director Stock Option Plan, the 1999 Employee Plan and the 1988 Employee Plan (together the “Stock Option Plans”). Options to purchase Intermountain common stock have been granted to employees and directors under the Stock Option Plans at prices equal to the fair market value of the underlying stock on the dates the options were granted. The options vest 20% per year, over a five-year period, and expire in 10 years. At June 30, 2008, there were 212,289 shares available for grant. The Company did not grant options to purchase Intermountain common stock during either the six months ended June 30, 2008 or 2007.

For the six months ended June 30, 2008 and 2007, stock option expense totaled $68,000 and $65,000, respectively. The Company has approximately $68,000 remaining to expense related to the non-vested stock options outstanding at June 30, 2008. This expense will be recorded over a weighted average period of 6.0 months. The expense for the stock options was calculated using the Black-Scholes valuation model per Statement 123 (R). Assumptions used in the Black-Scholes option-pricing model for options issued in years prior to 2005 are as follows:

Dividend yield	0.0%
Expected volatility	17.0% - 46.6%
Risk free interest rates	4.0% - 7.1%
Expected option lives	5 - 10 years
In 2003, shareholders approved a change to the 1999 Employee Option Plan to provide for the granting of restricted stock awards. The Company has granted restricted stock to directors and employees beginning in 2005. The restricted stock vests 20% per year, over a five-year period. The Company granted 37,949 and 32,174 restricted shares with a grant date fair value of $547,000 and $698,000 during the six months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008 and 2007, restricted stock expense totaled $163,000 and $107,000, respectively. Total expense related to stock-based compensation is comprised of restricted stock expense, stock option expense and expense related to the 2006-2008 Long-Term Incentive Plan (“LTIP”). The LTIP expense is based on anticipated company performance over a 3-year period and has a 5-year vesting period. During the six months ended June 30, 2008, the Company reversed $640,000 in accrued incentives related to the LTIP as it appeared that asset growth and ROE targets required by the plan would not be met by the end of this year. Total expense related to stock-based compensation recorded in the six months ended June 30, 2008 and 2007 was ($344,000) and $283,000, respectively.

A summary of the changes in stock options outstanding for the six months ended June 30, 2008 is presented below:

	Six months ended June 30, 2008
	(dollars in thousands, except per share amounts)
		Weighted	Weighted
	Number	Average	Average
	of	Exercise	Remaining
	Shares	Price	life(Years)
Beginning Options Outstanding, Jan 1, 2008	487,329	$5.48
Options Granted	—	—
Exercises	(21,452)	4.43
Forfeitures	(510)	13.12

Ending options outstanding, June 30, 2008	465,367	5.52	2.6

Exercisable at June 30, 2008	445,669	$5.29	2.5

The total intrinsic value of options exercised during the six months ended June 30, 2008 and 2007 was $96,000 and $854,000, respectively.

A summary of the Company’s nonvested restricted shares for the six months ended June 30, 2008 is presented below:

		Weighted-
		Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2008	64,295	$19.53
Granted	37,949	14.42
Vested	(15,256)	18.10
Forfeited	(2,292)	18.21

Nonvested at June 30, 2008	84,696	$17.53

As of June 30, 2008, there was $1.4 million of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under this plan. This cost is expected to be recognized over a weighted-average period of 3.6 years.

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

Level 1 inputs - Unadjusted quoted process in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date.

Level 2 inputs - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 inputs - Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

The available-for-sale securities category is the only balance sheet category the Company is required by generally accepted accounting principles to account for at fair value. The following table presents information about the Company’s assets measured at fair value on a recurring basis as of June 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (dollars in thousands).

		Fair Value Measurements
		At June 30, 2008, Using
		Quoted Prices
		In Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
Description	June 30, 2008	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities	$131,319	$—	$131,319	$

Total Assets Measured at Fair Value	$131,319	$—	$131,319	$

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. The company did not elect the fair value option for financial assets as of January 1, 2008, the effective date of this standard.

8.	New Accounting Pronouncements:

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. See Notes to Financial Statements, Note 7, Fair Value Measurements for further discussion of the impact of SFAS No. 159.

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

In December 2007, the FASB issued Statement No. 141(R) — Business Combinations. This statement replaces FASB Statement No. 141 — Business Combinations. SFAS No. 141(R) establishes principles and requirements for how an acquiring company (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The new standard is effective for the Company on January 1, 2009. The Company is currently evaluating the impact of adopting SFAS No. 141(R) on the Consolidated Financial Statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 requires specific disclosures regarding the location and amounts of derivative instruments in the Company’s financial statements; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect the Company’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued and for fiscal years and interim periods after November 15, 2008. Early application is permitted. Because SFAS 161 impacts the Company’s disclosure and not its accounting treatment for derivative instruments and related hedged items, the Company’s adoption of SFAS 161 will impact the Consolidated Financial Statements.

In May 2008, FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the Unites States (the GAAP hierarchy). SFAS No. 162 divides the body of GAAP into four categories by level of authority. This statement is effective sixty days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The Company is currently evaluating the impact of SFAS No. 162 on its Consolidated Financial Statements.

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
     Since opening in 1981, the Bank has continued to grow by opening additional branch offices throughout Idaho. During 1999, the Bank opened its first branch under the name of Intermountain Community Bank, a division of Panhandle State Bank, in Payette, Idaho. Over the next several years, the Bank continued to open branches under both the Intermountain Community Bank and Panhandle State Bank names. In January 2003, the Bank acquired a branch office from Household Bank F.S.B. located in Ontario, Oregon which is now operating under the Intermountain Community Bank name. In 2004, Intermountain acquired Snake River Bancorp, Inc. (“Snake River”) and its subsidiary bank, Magic Valley Bank, and the Bank now operates three branches under the Magic Valley Bank name in south central Idaho. In 2005 and 2006, the Company opened branches in Spokane Valley and downtown Spokane, Washington, respectively, and operates these branches under the name of Intermountain Community Bank of Washington. It also opened branches in Kellogg and Fruitland, Idaho.
     In 2006, Intermountain also opened a Trust & Wealth division, and purchased a small investment company, Premier Alliance, which now operates as Intermountain Community Investment Services (ICI). The acquisition and development of these services improves the Company’s ability to provide a full-range of financial services to its targeted customers. In 2007, the Company relocated its Spokane Valley office to a larger facility housing retail, commercial, and mortgage banking functions and administrative staff. In the second quarter, 2008, the Bank neared completion of half of the Sandpoint Center, its new corporate headquarters and relocated the Sandpoint branch and administrative staff into the building.
     Based on asset size at June 30, 2008, Intermountain is the largest independent commercial bank headquartered in the state of Idaho, with consolidated assets of $1.05 billion. Intermountain competes with a number of international banking groups, out-of-state banking companies, state banking organizations, local community banks, savings banks, savings and loans, and credit unions throughout its market area.
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

Current Economic Challenges and Future Economic Outlook
          Weakness in the economy, the housing market and the financial markets continued to weigh on the Company in the second quarter. National economic conditions worsened, as unemployment increased, housing continued its steep decline and oil and food prices jumped higher. Financial markets continued to experience turmoil, although industry and government intervention added support to the stability of the sector. During the second quarter 2008, the industry experienced significant negative media publicity and a substantial decline in market valuation.
          While not immune from the current national economic turmoil, the economies of Idaho, eastern Washington and eastern Oregon continued to exhibit relative strength as a result of: (1) continuing in-migration and population growth trends; (2) a strong agricultural economy; (3) a diversity of different industries, including manufacturing, natural resources, technology, health care, retail, professional services, tourism and real estate; and (4) benefits from the weak dollar due to the region’s proximity to Canada and a relatively high proportion of export businesses.
          Against this backdrop, the Company experienced the following during the second quarter of 2008:
•	Slightly stronger loan demand, as business borrowers sought more community bank financing in a tightened credit environment.

•	Higher deposit demand. Despite negative publicity regarding the banking sector as a whole during the quarter, it appeared that depositors continued to trust well-capitalized local banks with their deposits.

•	A stabilizing net interest margin as reduced costs on the Company’s liabilities began to catch up with the significant drop in asset yields created by the rapid drop in the Federal Funds rate.

•	Higher non-performing loans and credit losses, as credit conditions, particularly in the real estate sector, continued to weaken.

•	Pressure on fee income, particularly fees derived from mortgage banking activity.
          Management anticipates that both the national and regional economy will continue to experience challenges for the near future. With the housing market expected to struggle for the next couple years, unemployment rates rising and food and oil prices projected to remain high, we do not anticipate a rapid turnaround in industry performance. As such, we believe that the industry will focus on improving credit quality, preserving capital, maintaining liquidity and strengthening the core business franchise.
          While we don’t anticipate that IMCB will continue with past record growth and net income performance metrics in this very difficult environment, management does believe that we are well-positioned for these conditions. We maintain a historically strong focus on credit quality, know our borrowers very well, have above-average levels of both loan loss reserves and regulatory capital, maintain a tradition of successfully growing core deposits, have multiple alternative funding sources, and maintain strong leadership positions in the communities we serve. Our mission is to solidify these core competencies, improve our business processes and efficiency, and position the Company for future growth and value creation during both difficult and stable economic times.
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
          Management believes the allowance for loan losses was adequate at June 30, 2008. While management uses available information to provide for loan losses, the ultimate collectability of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions and other relevant factors. A slowdown in economic activity could adversely affect cash flows for both commercial and individual borrowers, as a result of which the Company could experience increases in nonperforming assets, delinquencies and losses on loans.
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
          Management evaluates investment securities for other than temporary declines in fair value on a periodic basis. If the fair value of investment securities falls below their amortized cost and the decline is deemed to be other than temporary, the securities will be written down to current market value and the write down will be deducted from earnings. There were no investment securities which management identified to be other-than-temporarily impaired for the six months ended June 30, 2008. Charges to income could occur in future periods due to a change in management’s intent to hold the investments to maturity, a change in management’s assessment of credit risk, or a change in regulatory or accounting requirements.

          Goodwill and Other Intangible Assets. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible elements in the business acquired. Intermountain’s goodwill relates to value inherent in the banking business and the value is dependent upon Intermountain’s ability to provide quality, cost-effective services in a competitive market place. As such, goodwill value is supported ultimately by revenue that is driven by the volume of business transacted. A decline in earnings as a result of a lack of growth or the inability to deliver cost-effective services over sustained periods can lead to impairment of goodwill that could adversely impact earnings in future periods. Goodwill is not amortized, but is subjected to impairment analysis each December. In addition, generally accepted accounting principles require an impairment analysis to be conducted any time a “triggering event” occurs in relation to goodwill. Management believes that the significant market disruption in the financial sector and the declining market valuations experienced over the past six months created a “triggering event.” As such, management conducted an interim evaluation of the carrying value of goodwill in June 2008. As a result of this analysis, no impairment was considered necessary as of June 30, 2008. However, future events could cause management to conclude that Intermountain’s goodwill is impaired, which would result in the recording of an impairment loss. Any resulting impairment loss could have a material adverse impact on Intermountain’s financial condition and results of operations.
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
          Intermountain reviews its real estate owned for impairment in value whenever events or circumstances indicate that the carrying value of the property may not be recoverable. In performing the review, if expected future undiscounted cash flow from the use of the property or the fair value, less selling costs, from the disposition of the property is less than its carrying value, a loss is recognized. As a result of changes in the real estate markets in which these properties are located, it is reasonably possible that the carrying values could be reduced in the near term.
Intermountain Community Bancorp
Comparison of the Three and Six Month Periods Ended June 30, 2008 and 2007
Results of Operations
          Overview. Intermountain recorded net income of $2.3 million, or $0.27 per diluted share, for the three months ended June 30, 2008, compared with $1.7 million, or $0.19 per diluted share for the first quarter of 2008 and net income of $2.2 million, or $0.25 per diluted share, for the three months ended June 30, 2007. Intermountain recorded net income of $3.9 million, or $0.46 per diluted share, for the six months ended June 30, 2008, compared with net income of $4.3 million, or $0.50 per diluted share, for the six months ended June 30, 2007. Earnings for the three months ended June 30, 2008 included operating earnings of $906 thousand and an after-tax gain on the sale of investment securities of approximately $1.4 million. Operating earnings are defined as net income less the after-tax gain on the sale of investment securities. The earnings increase over the linked quarter and the quarter ended June 30, 2007 were attributed to this gain. The decline in earnings over the six-month period reflected flat net interest income, a decrease in the Company’s other non-interest income, increases in operating expenses and an increase in the Company’s loan loss provision over the same time period last year.
          The annualized return on average assets (“ROA”) was 0.88%, 0.64% and 0.92% for the three months ended June 30, 2008, March 31, 2008 and June 30, 2007, respectively, and 0.76% and 0.91% for the six months ended June 30, 2008 and 2007, respectively. The annualized return on average equity (“ROE”) was 10.0%, 7.3% and 10.7% for the three months ended June 30, 2008, March 31, 2008 and June 30, 2007, respectively, and 8.7% and 10.7% for the six months ended June 30, 2008 and 2007, respectively. The decrease in both the return on average assets and the return on average equity over the prior six month period resulted from slightly decreased net income, which did not keep pace with the increases in average assets and average equity.
          The Company’s three- and six-month results ended June 30, 2008 clearly reflect the slowing economic conditions, combined with the negative impacts of the significant decrease in market interest rates. Given the challenging conditions, however, management was encouraged by the stabilization of its net interest margin in the second quarter of 2008, relatively contained credit losses, the ability to maintain core operating earnings, and the resumption of controlled loan and deposit growth at attractive margins. Management continues to address the current challenges by focusing on monitoring and managing its credit portfolio, preserving and building upon its already strong capital and liquidity position, enhancing its core deposit gathering competencies, and streamlining its operations. We have also remained steady in our commitment to serve our employees, customers and communities during this time. Long-term, we believe this commitment will create significant opportunities for the Company as the industry experiences profound changes over the next few years.

          Net Interest Income. The most significant component of earnings for the Company is net interest income, which is the difference between interest income from the Company’s loan and investment portfolios, and interest expense from deposits, repurchase agreements and other borrowings. During the three months ended June 30, 2008, March 31, 2008 and June 30, 2007, net interest income was $11.2 million, $11.3 million and $11.5 million, respectively. During the six months ended June 30, 2008 and 2007, net interest income was $22.5 million and $22.3 million, respectively, an increase of 0.82%. The positive increase resulted from growth in earning assets over last year, but was largely offset by a lower net interest margin.
          Average interest-earning assets increased by 8.4% to $937.7 million for the three months ended June 30, 2008, compared to $865.2 million for the three months ended June 30, 2007. The growth was driven by increases in average loans of 7.0% or $51.2 million, and in average investments and cash of 15.8% or $21.3 million over the three month period in 2007. For the six months ended June 30, 2008, average interest-earning assets increased 9.2% compared to the same period in 2007. The six month period average loans increased 9.2% or $65.1 million while investments increased 9.2% or $13.8 million. Loan growth continued to reflect increases in both existing markets and strong contributions from the new branches added in the last few years..
          Average interest-bearing liabilities increased by 9.4% or $79.3 million, including $8.8 million (1.2%) growth in average deposits and $70.5 million (53.7%) growth in other borrowings for the three month period ending June 2008 compared to June 2007. For the six months ending June 30, 2008, average interest-bearing liabilities increased 10.6% or $88.5 million compared to the six months ending June 30, 2007. Increases in average deposits primarily reflected growth in the bank’s existing markets. Much of the growth in other borrowings over this period resulted from increases in Federal Home Loan Bank advances used to fund loan growth and an investment-leverage strategy executed by the Company in late 2007 to protect against falling rates. With market rates falling rapidly while deposit rates lagged in terms of adjustments downward, the Company found it advantageous to obtain advances at favorable rates during this period of time. An increase in the holding company credit line used to fund construction of the company’s new headquarters also contributed to the increase in other borrowings.
          Net interest spread during the three months ended June 30, 2008, March 31, 2008 and June 30, 2007 was 4.76%, 4.84% and 5.24%, respectively. Net interest margin was 4.79% for the three months ended June 30, 2008, a 0.08% decrease from the three months ended March 31, 2008 and a 0.53% decrease from the same period last year. After suffering significant impact from the rapid drop in market rates during the last few months of 2007 and the first quarter of 2008, the margin stabilized in the second quarter of 2008 as decreases in the Company’s funding costs caught up with the lower asset yields already experienced. Net interest margins for the six months ending June 30, 2008 and June 30, 2007 were 4.83% and 5.25%, respectively, again reflecting the rapid drop in asset yields.
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
          The provision for losses on loans increased to $2.1 million for the three months ended June 30, 2008 compared to a provision of $1.2 million for the three months ended June 30, 2007 and $258,000 for the three months ended March 31, 2008. The provision totaled $2.4 million for the first six months of 2008, compared to $2.0 million for the six months ended June 30, 2007. Net charge offs for the three months ended June 30, 2008 totaled $1.2 million compared to $77,000 for the three months ended March 31, 2008, and $938,000 for the three months ended June, 30 2007. Net charge offs for the six months ended June 30, 2008 totaled $1.3 million compared to $1.0 million for the same period in 2007. Annualized net charge-offs to average net loans increased to 0.61% for the three months ended June 30, 2008 compared to 0.04% for the three months ended March 31, 2008 and 0.52% for the three months ended June 30, 2007. The net charge off and loss provision increases in 2008 are not substantially larger than those experienced in the first six months of 2007, and are primarily reflective of write-downs on several large residential land and subdivision development loans.
          The loan loss allowance to total loans ratio increased to 1.62% at June 30, 2008, compared to 1.57% at March 31, 2008 and 1.44% at June 30, 2007, respectively. Management believes this level of loan loss allowance is adequate for the balance and the mix of the loan portfolio.

The following table summarizes loan loss allowance activity for the periods indicated.

	Six Months Ended June 30,
	2008	2007
	(Dollars in thousands)
Balance at January 1	$11,761	$9,837
Provision for losses on loans	2,398	2,006
Amounts written off, net of recoveries	(1,266)	(1,039)
Transfers	0	(2)

Allowance — loans, June 30	12,893	10,802

Allowance — unfunded commitments, January 1	18	482
Adjustment	(10)	(384)
Transfers	—	2

Allowance — unfunded commitments, June 30	8	100

Total credit allowance including unfunded commitments	$12,901	$10,902

          Reflective of the challenging economy the Company’s overall credit quality deteriorated from the same period last year as the softening real estate market continued to pressure some of the Company’s borrowers. At June 30, 2008, Intermountain’s total classified assets were $39.1 million, compared with $10.6 million at June 30, 2007. Non-performing assets increased to $12.6 million at June 30, 2008, compared to $9.2 million at March 31, 2008 and $1.6 million at June 30, 2007. Non-performing loans totaled $9.7 million at June 30, 2008 versus $7.1 million and $561,000 at March 31, 2008 and June 30, 2007 respectively. Other real estate owned totaled $2.8 million at June 30, 2008 versus $2.1 million and $1.1 million at March 31, 2008 and June 30, 2007, respectively.
          Non-performing assets comprised 1.6% of net loans receivable and 13.0% of Tier 1 regulatory capital at June 30, 2008. The 30 day and over loan delinquency rates were 0.29% at June 30, 2008 versus 1.13% and 0.37% at March 31, 2008 and June 30, 2007, respectively. Residential land and construction loans comprise the majority of the non-performing loan total, reflecting the ongoing severe weakness in the housing market. The Company has evaluated and is carefully monitoring its exposure to these types of assets in the current challenging environment, and is working with weaker borrowers to stabilize or liquidate its position.
          While the Company’s credit quality has weakened over the past year, management is actively managing its portfolio, with a focus on identifying and resolving problems as quickly as possible. Given the economic forecast, some level of heightened loss activity is likely to continue, but based on its internal analysis, including stress testing of its portfolio under differing economic scenarios, management believes that its current level of loan loss reserves and capital can withstand credit losses well in excess of those reasonably anticipated or experienced in prior economic downturns.
          Other Income. Total other income was $5.2 million, $2.8 million and $3.2 million for the three months ended June 30, 2008, March 31, 2008 and June 30, 2007, respectively. Total other income was $8.0 million and $6.2 million for the six months ended June 30, 2008 and 2007, respectively. 2008 results included a $2.2 million pre-tax gain on the sale of $32.0 million in investment securities in April of this year. Management sold these securities, recognized the gain, and reinvested the proceeds in securities with similar risk profiles but higher predicted returns over multiple interest-rate scenarios.
          Driven largely by increases in trust, investment and debit card income, fees and service charge income increased by $414,000 or 10.5% for the six month period ended June 30, 2008 compared to the same six month period last year. This was offset, however, by a $549,000 decrease in mortgage banking activity and reductions in the Company’s contractual income from its secured card portfolio, as new card marketing and activity slowed during this period. The Company implemented several new non-interest income initiatives in the second quarter of 2008 and will be rolling out others in the third quarter of 2008 that it anticipates will have a positive impact in future periods.
          Operating Expenses. Operating expenses were $10.6 million for the three months ended June 30, 2008, compared to $11.3 million for the three months ended March 31, 2008 and $10.0 million for the three months ended June 30, 2007. Operating expenses were $21.9 million for the six months ended June 30, 2008, an 11.5% increase compared to $19.6 million for the six months ended June 30, 2007.

          The Company’s efficiency ratio improved to 64.8% for the three months ended June 30, 2008, compared to 79.8% for the three months ended March 31, 2008 and 67.9% for the three months ended June 30, 2007, reflecting the impact of the investment securities gain, improvements in other income and reductions in expense. The Company’s efficiency ratio increased to 71.8% for the six months ended June 30, 2008 compared to 68.8% in the corresponding period in 2007, reflecting flat net interest income and higher operating expenses for the comparative six-month periods.
          Salaries and employee benefits were $5.5 million for the three months ended June 30, 2008, a 20.4% decrease over the three months ended March 31, 2008 and a 12.5% decrease over the three months ended June 30, 2007. Salaries and employee benefits were $12.5 million for the six months ended June 30, 2008, a 0.3% increase compared to $12.4 million for the six months ended June 30, 2007. The Company achieved these results by significantly slowing staffing growth levels and decreasing executive and employee incentive accruals during the first six months of this year. These efforts offset a substantial increase in medical premiums for 2008. At June 30, 2008, full-time-equivalent employees totaled 445, compared with 438 at June 30, 2007. The decrease in compensation expense included the reversal of $640,000, pre-tax, in accrued expense for the 2006-2008 Executive Long Term Incentive Plan, as it appeared that asset growth and ROE targets required by the plan would not be met by the end of this year.
          Occupancy expenses were $1.9 million for the three months ended June 30, 2008, a 17.4% increase compared to the three months ended March 31, 2008 and a 34.2% increase compared to the three months ended June 30, 2007. Occupancy expenses were $3.6 million for the six months ended June 30, 2008 a 26.6% increase compared to $2.8 million for the six months ended June 30, 2007. These increases reflected additional building expense from new facilities opened in 2007 and 2008 and additional computer hardware and software purchased to enhance security, compliance and business continuity. In particular, the opening of the Spokane Valley Office in August 2007 and the new Sandpoint Center in April 2008 impacted these results. These expense levels will likely stabilize in future periods, as the Company leases out the remaining Sandpoint Center space and has no significant plans for branch expansion in the near future.
          Other non-interest expenses were $3.2 million for the three months ended June 30, 2008 a 19.0% increase over the three months ended March 31, 2008 and a 44.6% increase compared to the three months ended June 30, 2007. Other non-interest expenses were $5.8 million for the six months ended June 30, 2008 a 33.8% increase compared to $4.4 million for six months ended June 30, 2007. The increase in other expenses can be attributed to a $323,000 increase in consulting fees to streamline business processes, a $212,000 increase as a result of the reinstatement of FDIC insurance fees industry-wide and smaller increases in loan collection and computer services fees. In addition, the 2008 comparative numbers are negatively impacted by the reversal in 2007 of $384,000 as a result of adjusting the allowance for unfunded loan commitments.
          Increases in benefits costs, FDIC insurance premiums and near-term loan collection expenses will likely continue to negatively impact the Company’s expenses. However, the impacts of the business process improvement efforts are beginning to take hold in other areas, including salary, printing, supply and travel expenses. Management anticipates that as it completes the action plans developed under these initiatives over the next few months, that its efficiency and expense ratios will improve in future periods.
          Income Tax Provision. Intermountain recorded federal and state income tax provisions of $1.4 million, $933,000 and $1.4 million for the three months ended June 30, 2008, March 31, 2008 and June 30, 2007, respectively. Intermountain recorded federal and state income tax provisions of $2.3 million and $2.6 million for the six months ended June 30, 2008 and 2007, respectively. The effective tax rates were 37.5%, 36.1% and 38.3% for the three months ended June 30, 2008, March 31, 2008 and June 30, 2007, respectively. The effective tax rates were 36.9% and 38.2% for the six months ended June 30, 2008 and 2007, respectively. The decline in the effective tax rates over last year reflects lower pre-tax income, a higher level of investment tax credits, and additional tax benefits realized from changes in federal tax policy.
Financial Position
          Assets. At June 30, 2008, Intermountain’s assets were $1.046 billion, down $3.1 million from $1.049 billion at December 31, 2007. During this period, increases in loans receivable and office properties and equipment were offset by decreases in fed funds sold, investments available-for-sale and cash and cash equivalents. The increase in loans receivable was funded by the decrease in available-for-sale investments and increases in advances from the Federal Home Loan Bank.
          Investments. Intermountain’s investment portfolio at June 30, 2008 was $145.1 million, a decrease of $26.8 million from the December 31, 2007 balance of $171.9 million. The decrease was primarily due to a reduction in the Company’s fed funds sold, the maturity of short-term U. S. Government obligations and paydowns on mortgage-backed securities. Funds from this decrease were used to help fund the expansion of the loan portfolio and the decrease in deposits. As of June 30, 2008, the balance of the unrealized loss on investment securities, net of federal income taxes, was $1.4 million, compared to an unrealized gain at December 31, 2007 of $1.3 million. The sale of the $32.0 million investment security at a pre-tax gain on $2.2 million and increasing long-term market rates decreased the market value of the securities, resulting in an unrealized loss at June 30, 2008.

     Loans Receivable. At June 30, 2008 net loans receivable totaled $781.8 million, up $25.2 million or 3.3% from $756.5 million at December 31, 2007. During the six months ended June 30, 2008, total loan originations were $304.5 million compared with $367.2 million for the prior year’s comparable period. The decreases were primarily due to slowing economic conditions and tighter underwriting standards, particularly related to land, subdivision development and construction lending.
     The following table sets forth the composition of Intermountain’s loan portfolio at the dates indicated. Loan balances exclude deferred loan origination costs and fees and allowances for loan losses.

	June 30, 2008		December 31, 2007
	Amount	%	Amount	%
		(Dollars in thousands)
Commercial	$243,216	30.59	$240,421	31.27
Commercial real estate	411,835	51.80	383,018	49.80
Residential real estate	110,394	13.89	114,010	14.83
Consumer	24,427	3.07	26,285	3.42
Municipal	5,163	0.65	5,222	0.68

Total loans receivable	795,035	100.00	768,956	100.00

Net deferred origination fees	(356)		(646)
Allowance for losses on loans	(12,893)		(11,761)

Loans receivable, net	$781,786		$756,549

Weighted average yield at end of period	7.03%		8.16%
     The following table sets forth Intermountain’s loan originations for the periods indicated.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007	% Change	2008	2007	% Change
			(Dollars in thousands)
Commercial	$66,746	$89,476	(25.4)	$124,645	$162,069	(23.1)
Commercial real estate	73,680	82,006	(10.2)	133,439	146,369	(8.8)
Residential real estate	21,294	24,666	(23.8)	39,666	45,976	(13.7)
Consumer	3,144	4,444	(29.3)	6,248	9,896	(36.9)
Municipal	160	2,703	(94.1)	475	2,903	(83.6)

Total loans originated	$165,024	$203,295	(18.8)	$304,473	$367,213	(17.1)

     The Company’s commercial real estate and construction, acquisition and development portfolios are dispersed throughout its market area, with heavier concentrations in north Idaho, Canyon County and the Magic Valley. The Company has relatively limited exposure to the Ada County market.
     Office Properties and Equipment. Office properties and equipment increased 7.5% to $45.2 million over $42.1 million at December 31, 2007 due primarily to continued progress on the Sandpoint Center. The building is now complete and the Company’s Sandpoint branch and administrative staff have been relocated. Management is now working to lease the remaining space to a number of interested parties.

     BOLI and All Other Assets. Bank-owned life insurance (“BOLI”) and other assets increased to $25.1 million at June 30, 2008 from $23.5 million at December 31, 2007. The increase was primarily due to increases in the net deferred tax asset, prepaid expenses and accrued interest receivable.
     Deposits. Total deposits decreased $16.2 million to $741.6 million at June 30, 2008 from $757.8 million at December 31, 2007, primarily due to decreases in money market accounts, savings accounts and non-interest bearing deposits, particularly in the first quarter. In addition to slowing economic conditions and a reduction in real-estate related customer balances, negative publicity and high rates offered by national banks impacted the Company’s deposit volumes. However, in this challenging and competitive market environment, the Company increased deposits by $14.5 million in the second quarter, as it re-focused on core deposit growth. Management has shifted resources and implemented compensation plans, promotional strategies and new products to spur local deposit growth.
     The following table sets forth the composition of Intermountain’s deposits at the dates indicated.

	June 30, 2008		December 31, 2007
	Amount	%	Amount	%
		(Dollars in thousands)
Demand	$148,584	20.0	$159,069	21.0
NOW and money market 0.0% to 5.5%	303,481	40.9	308,857	40.8
Savings and IRA 0.0% to 4.2%	83,022	11.2	87,149	11.5
Certificate of deposit accounts	206,548	27.9	202,763	26.7

Total deposits	$741,635	100.0	$757,838	100.0

Weighted average interest rate on certificates of deposit		3.51%		4.57%
     Borrowings. Deposit accounts are Intermountain’s primary source of funds. Intermountain also relies upon advances from the Federal Home Loan Bank of Seattle, repurchase agreements and other borrowings to supplement its funding and to meet deposit withdrawal requirements. These borrowings totaled $205.0 million and $190.1 million at June 30, 2008 and December 31, 2007, respectively. The increase resulted from increases in FHLB advances and credit line borrowing, and was offset by decreases in repurchase obligations outstanding. FHLB advances were used to fund loan growth and deposit decreases, as advance rates compared favorably during this period to retail and wholesale deposit rates. The credit line was utilized to complete the Sandpoint Center. See “Liquidity and Sources of Funds” for additional information.
Interest Rate Risk
     The results of operations for financial institutions may be materially and adversely affected by changes in prevailing economic conditions, including rapid changes in interest rates, declines in real estate market values and the monetary and fiscal policies of the federal government. Like all financial institutions, Intermountain’s net interest income and its NPV (the net present value of financial assets, liabilities and off-balance sheet contracts), are subject to fluctuations in interest rates. Intermountain utilizes various tools to assess and manage interest rate risk, including an internal income simulation model that seeks to estimate the impact of various rate changes on the net interest income and net income of the bank. This model is validated by comparing results against various third-party estimations. Currently, the model and third-party estimates indicate that Intermountain is slightly asset-sensitive. An asset-sensitive bank generally sees improved net interest income and net income in a rising rate environment, as its assets reprice more rapidly and/or to a greater degree than its liabilities. The opposite is true in a falling interest rate environment. When market rates fall, an asset-sensitive bank tends to see declining income. Net interest income results for the past twelve months reflect this, as short-term market rates fell 3.25%, resulting in lower income levels, particularly in relation to the level of interest-earning assets.
     To minimize the impact of fluctuating interest rates on net interest income, Intermountain promotes a loan pricing policy of utilizing variable interest rate structures that associates loan rates to Intermountain’s internal cost of funds and to the nationally recognized prime lending rate. This approach historically has contributed to a relatively consistent interest rate spread over the long-term and reduces pressure from borrowers to renegotiate loan terms during periods of falling interest rates. Intermountain currently maintains over fifty percent of its loan portfolio in variable interest rate assets.

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
     Intermountain also uses gap analysis, a traditional analytical tool designed to measure the difference between the amount of interest-earning assets and the amount of interest-bearing liabilities expected to reprice in a given period. Intermountain calculated its one-year cumulative repricing gap position to be negative 24% and a negative 29% at June 30, 2008 and December 31, 2007, respectively. Management attempts to maintain Intermountain’s gap position between positive 20% and negative 35%. See “Results of Operations — Net Interest Income” and “Capital Resources.”
Liquidity and Sources of Funds
     As a financial institution, Intermountain’s primary sources of funds from assets include the collection of loan principal and interest payments, cash flows from various investment securities, and sales of loans, investments or other assets. Liability financing sources consist primarily of customer deposits, repurchase obligations with local customers, advances from FHLB Seattle and correspondent bank borrowings. Deposits decreased to $741.6 million at June 30, 2008 from $757.8 million at December 31, 2007, primarily due to decreases in interest bearing demand accounts, money market accounts and savings accounts. The net decrease in deposits was funded by FHLB advances and the sale of investment securities. At June 30, 2008 and December 31, 2007, securities sold subject to repurchase agreements were $110.3 million and $124.1 million, respectively. These borrowings are required to be collateralized by investments with a market value exceeding the face value of the borrowings. Under certain circumstances, Intermountain could be required to pledge additional securities or reduce the borrowings.
     During the six months ended June 30, 2008, cash used in investing activities consisted primarily of the funding of new loan volumes. During the same period, cash used in financing activities consisted primarily of decreases in demand deposits, money market accounts and savings deposits, and a reduction in the Company’s repurchase agreements. These reductions were offset by an increase in other borrowings.

     Intermountain’s credit line with FHLB Seattle provides for borrowings up to a percentage of its total assets subject to general collateralization requirements. At June 30, 2008, the Company’s credit line represented a total borrowing capacity of approximately $113.0 million, of which $54.0 million was being utilized. Intermountain also borrows on an unsecured basis from correspondent banks and other financial entities. Correspondent banks and other financial entities provided additional borrowing capacity of $50.0 million at June 30, 2008. As of June 30, 2008 there were no unsecured funds borrowed.
     Intermountain maintains an active liquidity monitoring and management plan, and has worked aggressively over the past year to expand its sources of alternative liquidity. In addition to the sources indicated above, the Company is finalizing a new credit line with the Federal Reserve with an expected initial borrowing capability of approximately $25 million, implementing the CDARs deposit exchange and purchase program, and maintaining its strong ratings with the national certificate of deposit brokers.
Capital Resources
     Intermountain’s total stockholders’ equity was $90.5 million at June 30, 2008 compared with $90.1 million at December 31, 2007. The increase in total stockholders’ equity was primarily due to the increase in net income, partially offset by an increase in the net unrealized losses of the available-for-sale investment portfolio and the increase in unearned compensation related to the issuance of restricted stock. Stockholders’ equity was 8.7% of total assets at June 30, 2008 and 8.6% at December 31, 2007.
     At June 30, 2008, Intermountain had an unrealized loss of $1.4 million, net of related income taxes, on investments classified as available-for-sale, as compared to an unrealized gain of $1.3 million, net of related income taxes, on investments classified as available-for-sale at December 31, 2007. The sale of the $32.0 million investment security at a pre-tax gain of $2.2 million and increasing long-term market rates decreased the market value of the securities, resulting in an unrealized loss at June 30, 2008. Fluctuations in prevailing interest rates continue to cause volatility in this component of accumulated comprehensive loss in stockholders’ equity and may continue to do so in future periods.
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
     Intermountain and Panhandle are required by applicable regulations to maintain certain minimum capital levels and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier I capital to average assets. Intermountain and Panhandle plan to maintain their capital resources and regulatory capital ratios through the retention of earnings and the management of the level and mix of assets, although there can be no assurance in this regard. At June 30, 2008, Intermountain exceeded all such regulatory capital requirements and was “well-capitalized” pursuant to FFIEC regulations. Given current economic conditions, the Company’s internal standards call for minimum capital levels higher than those required by regulators to be considered “well capitalized.”
     The following tables set forth the amounts and ratios regarding actual and minimum core Tier 1 risk-based and total risk-based capital requirements, together with the amounts and ratios required in order to meet the definition of a “well-capitalized” institution as reported on the quarterly FFIEC call report at June 30, 2008.

					Well-Capitalized
	Actual		Capital Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets):
The Company	$106,974	11.88%	$72,053	8%	$90,066	10%
Panhandle State Bank	107,769	11.97%	72,053	8%	90,067	10%
Tier I capital (to risk-weighted assets):
The Company	95,695	10.62%	36,026	4%	54,040	6%
Panhandle State Bank	96,490	10.71%	36,027	4%	54,040	6%
Tier I capital (to average assets):
The Company	95,695	9.39%	40,773	4%	50,966	5%
Panhandle State Bank	96,490	9.71%	39,732	4%	49,665	5%

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
     The following table represents Intermountain’s on-and-off balance sheet aggregate contractual obligations to make future payments as of June 30, 2008.

	Payments Due by Period
		Less than			More than
	Total	1 year	1 to 3 years	3 to 5 years	5 years
	(Dollars in thousands)
Long-term debt (1)	$112,143	$2,586	$40,305	$32,117	$37,135
Short-term debt (1)	122,391	122,391	—	—	—
Capital lease obligations	—	—	—	—	—
Operating lease obligations (2)	14,542	1,065	1,657	1,363	10,457
Purchase obligations (3)	488	488	—	—	—
Other long-term liabilities reflected on the registrant’s balance sheet under GAAP	—	—	—	—	—

Total	$249,564	$126,530	$41,962	$33,480	$47,592

(1)	Includes interest payments.

(2)	Excludes recurring accounts payable, accrued expenses and other liabilities, repurchase agreements and customer deposits, all of which are recorded on the Company’s balance sheet.

(3)	The Company is completing construction of the 94,000 square foot Sandpoint Center. The Sandpoint branch and administrative staff was relocated to the Sandpoint Center during the second quarter of 2008.
New Accounting Pronouncements
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. See Notes to Financial Statements, Note 7, Fair Value Measurements for further discussion of the impact of SFAS No. 159.
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

In December 2007, the FASB issued Statement No. 141(R) — Business Combinations. This statement replaces FASB Statement No. 141 — Business Combinations. SFAS No. 141(R) establishes principles and requirements for how an acquiring company (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The new standard is effective for the Company on January 1, 2009. The Company is currently evaluating the impact of adopting SFAS No. 141(R) on the Consolidated Financial Statements.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 requires specific disclosures regarding the location and amounts of derivative instruments in the Company’s financial statements; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect the Company’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued and for fiscal years and interim periods after November 15, 2008. Early application is permitted. Because SFAS 161 impacts the Company’s disclosure and not its accounting treatment for derivative instruments and related hedged items, the Company’s adoption of SFAS 161 will impact the Consolidated Financial Statements.
In May 2008, FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the Unites States (the GAAP hierarchy). SFAS No. 162 divides the body of GAAP into four categories by level of authority. This statement is effective sixty days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The Company is currently evaluating the impact of SFAS No. 162 on its Consolidated Financial Statements.
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
Item 4 — Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures: An evaluation of Intermountain’s disclosure controls and procedures (as required by section 13a — 15(b) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of Intermountain’s management, including the Chief Executive Officer and the Chief Financial Officer. Our Chief Executive Officer and Chief Financial Officer concluded that based on that evaluation, our disclosure controls and procedures as currently in effect are effective, as of June 30, 2008, in ensuring that the information required to be disclosed by us in the reports we file or submit under the Act is (i) accumulated and communicated to Intermountain’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
(b) Changes in Internal Control over Financial Reporting: In the six months ended June 30, 2008, there were no changes in Intermountain’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, Intermountain’s internal control over financial reporting.

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
     The Company has a high concentration in the real estate market and a downturn in the local economies or real estate markets could negatively impact our banking business. Because we primarily serve individuals and businesses located in northern, southwestern and southcentral Idaho, eastern Washington and southeastern Oregon, a significant portion of our total loan portfolio is originated in these areas or secured by real estate or other assets located in these areas. As a result of this geographic concentration, the ability of customers to repay their loans, and consequently our results, are impacted by the economic and business conditions in our market areas. While the Pacific Northwest economy typically lags the national economy, the effects of a slowdown have started to have impact on our market area. Any adverse economic or business developments or natural disasters in these areas could cause uninsured damage and other loss of value to real estate that secures our loans or could negatively affect the ability of borrowers to make payments of principal and interest on the underlying loans. In the event of such adverse development or natural disaster, our results of operations or financial condition could be adversely affected. Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and we would more likely suffer losses on defaulted loans.
     Furthermore, current uncertain geopolitical trends and variable economic trends, including uncertainty regarding economic growth, inflation and unemployment may negatively impact businesses in our markets. While the short-term and long-term effects of these events remain uncertain, they could adversely affect general economic conditions, consumer confidence, market liquidity or result in changes in interest rates, any of which could have a negative impact on the banking business.
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
Additional market concern over investment securities backed by mortgage loans could create losses in the Company’s investment portfolio
     A majority of the Company’s investment portfolio is comprised of securities where mortgages are the underlying collateral. These securities include agency-guaranteed mortgage backed securities and collateralized mortgage obligations, and triple AAA rated non- agency mortgage-backed securities and collateralized mortgage obligations. With the national downturn in real estate markets and the rising mortgage delinquency and foreclosure rates, investors are increasingly concerned about these securities. The potential for subsequent discounting, if continuing for a long period of time, could lead to the permanent impairment in the value of these investments. This impairment could negatively impact earnings and the Company’s capital position.

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
     Our loans are primarily secured by real estate, including a concentration of properties located in northern, southwestern and southcentral Idaho, eastern Washington and southeastern Oregon. While the Pacific Northwest economy generally outperforms the rest of the nation, the effects of a slowdown have begun to be felt. A continual deterioration in the local economy could adversely affect cash flows for both commercial and individual borrowers, thus, causing the Company to experience increases in problem assets, delinquencies, and losses on loans. If an earthquake, volcanic eruption or other natural disaster were to occur in one of our major market areas, loan losses could occur that are not incorporated in the existing allowance for loan losses.

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
Current subprime and prime mortgage market volatility could have a negative impact on the Company’s lending operations.
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
An increase in FDIC deposit insurance assessments as the FDIC increases payouts for failing institutions may have an adverse impact on Company earnings
     The FDIC reinstated bank insurance premiums in 2007, but provided a credit for most institutions that offset the cost in 2007. As with most institutions, IMCB’s credit was fully applied in 2007, so no further offsets are available. As the number of failed institutions is likely to increase in the current economic environment, it is possible that the FDIC will increase the payment required, which could adversely impact the Company’s earnings. Depending on circumstances this increase may be relatively significant and will add to our cost of operations. It is too soon to predict the exact amount of any premium increase or impact to the Company.
Negative publicity regarding liquidity of financial institutions may have a negative impact on Company operations
     Publicity and press coverage of the banking industry has been decidedly negative recently. Continued negative reports about the industry may cause both customers and shareholders to question the safety, soundness and liquidity of banks in general. This may have an adverse impact on both the operations of the Company and its stock price.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
 Not applicable.
Item 3 — Defaults Upon Senior Securities
 Not applicable.

Item 4 — Submission of Matters to a Vote of Security Holders
(a)	The annual meeting of Shareholders of Intermountain Community Bancorp was held on April 23, 2008.

(b)	Not Applicable

(c)	A brief description of each matter voted upon at the Annual Meeting and the number of votes cast for, against or withheld, including a separate tabulation with respect to each nominee to serve on the Board is presented below:

1. Election of 4 directors for terms expiring in 2008.

Charles L. Bauer
Votes cast for:	6,353,396
Votes withheld:	110,279

Maggie Y. Lyons
Votes cast for:	6,345,900
Votes withheld:	117,775

Ronald Jones
Votes cast for:	6,353,240
Votes withheld:	110,435

Barbara Strickfaden
Votes cast for:	6,352,543
Votes withheld:	111,132

2. Approval of BDO.

Votes cast for:	6,408,498
Votes cast against:	37,350
Votes abstained:	17,827

3. Approval of Shareholder Proposal.

Votes cast for:	1,304,405
Votes cast against:	3,643,988
Votes abstained:	110,360

Item 5 — Other Information
 Not Applicable
Item 6 — Exhibits

Exhibit No.	Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERMOUNTAIN COMMUNITY BANCORP (Registrant)

August 8, 2008	By:	/s/ Curt Hecker

Date		Curt Hecker
President
and Chief Executive Officer

August 8, 2008	By:	/s/ Doug Wright

Date		Doug Wright
Executive Vice President
and Chief Financial Officer