Form 10-Q
period 2008-09-30
INTERMOUNTAIN COMMUNITY BANCORP
filed 2008-11-07
CIK 1284506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of November 4, 2008

Common Stock (no par value)	8,315,239

Intermountain Community Bancorp
FORM 10-Q
For the Quarter Ended September 30, 2008

PART I — Financial Information
Item 1 — Financial Statements
Intermountain Community Bancorp
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2008	2007
	(Dollars in thousands)
ASSETS:
Cash and cash equivalents:
Interest bearing	$861	$149
Non-interest bearing and vault	22,151	26,851
Restricted cash	2,746	4,527
Federal funds sold	20,315	6,565
Interest Bearing Certificates of Deposits	192	—
Available-for-sale securities, at fair value	132,011	158,791
Held-to-maturity securities, at amortized cost	16,110	11,324
Federal Home Loan Bank of Seattle (FHLB) stock, at cost	2,310	1,779
Loans held for sale	1,500	4,201
Loans receivable, net	766,625	756,549
Accrued interest receivable	6,776	8,207
Office properties and equipment, net	44,843	42,090
Bank-owned life insurance	7,952	7,713
Goodwill	11,662	11,662
Other intangible assets	612	723
Prepaid expenses and other assets, net	12,579	7,528

Total assets	$1,049,245	$1,048,659

LIABILITIES:
Deposits	$770,367	$757,838
Securities sold subject to repurchase agreements	87,213	124,127
Advances from Federal Home Loan Bank of Seattle	54,000	29,000
Cashiers checks issued and payable	989	1,509
Accrued interest payable	2,057	3,027
Other borrowings	40,623	36,998
Accrued expenses and other liabilities	5,036	6,041

Total liabilities	960,285	958,540

Commitments and contingent liabilities

Common stock, no par value; 29,040,000 shares authorized; 8,403,137 and 8,313,005 shares issued and 8,305,769 and 8,248,710 shares outstanding	76,349	76,746
Accumulated other comprehensive income (loss)	(3,350)	1,327
Retained earnings	15,961	12,046

Total stockholders’ equity	88,960	90,119

Total liabilities and stockholders’ equity	$1,049,245	$1,048,659

The accompanying notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in thousands, except per		(Dollars in thousands, except per
	share data)		share data)
Interest income:
Loans	$14,098	$17,383	$43,058	$48,754
Investments	1,991	1,701	6,073	5,339

Total interest income	16,089	19,084	49,131	54,093

Interest expense:
Deposits	3,627	4,909	10,932	13,974
Other borrowings	1,352	1,812	4,588	5,437

Total interest expense	4,979	6,721	15,520	19,411

Net interest income	11,110	12,363	33,611	34,682

Provision for losses on loans	(2,474)	(1,221)	(4,872)	(3,228)

Net interest income after provision for losses on loans	8,636	11,142	28,739	31,454

Other income:
Fees and service charges	2,325	2,353	6,671	6,285
Mortgage Banking Operations	413	846	1,205	2,186
Bank-owned life insurance	83	80	238	239
Gain (loss) on sale of securities	—	(38)	2,182	(38)
Other	193	343	728	1,150

Total other income	3,014	3,584	11,024	9,822

Operating expenses	11,422	10,718	33,316	30,352

Income before income taxes	228	4,008	6,447	10,924
Income tax provision	(2)	(1,590)	(2,298)	(4,229)

Net income	$226	$2,418	$4,149	$6,695

Earnings per share — basic	$0.03	$0.29	$0.50	$0.82

Earnings per share — diluted	$0.03	$0.28	$0.49	$0.78

Weighted average shares outstanding — basic	8,305,236	8,223,257	8,287,541	8,193,268
Weighted average shares outstanding — diluted	8,461,591	8,592,975	8,531,037	8,608,796
The accompanying notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months Ended
	September 30,
	2008	2007
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$4,149	$6,695
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,615	1,863
Stock-based compensation expense	(244)	305
Net amortization of premiums on securities	(143)	(425)
Excess tax benefit related to stock-based compensation	—	(361)
Provisions for losses on loans	4,872	3,228
Amortization of core deposit intangibles	111	120
(Gain) loss on sale of loans, investments, property and equipment	(2,681)	(304)
(Gain) loss on sale of other real estate owned	5	—
Accretion of deferred gain on sale of branch property	(9)	(12)
Net accretion of loan and deposit discounts and premiums	(17)	(58)
Deferred income tax benefit	—	329
Increase in cash surrender value of bank-owned life insurance	(238)	(239)
Change in:
Loans held for sale	2,701	3,564
Accrued interest receivable	1,431	(1,007)
Prepaid expenses and other assets	(4,130)	(1,864)
Accrued interest payable	(970)	932
Accrued expenses and other liabilities	(2,222)	(5,209)

Net cash provided by operating activities	5,230	7,557

Cash flows from investing activities:
Purchases of available-for-sale securities	(47,374)	(156,935)
Purchases of FHLB Stock	(705)	—
Proceeds from redemption of FHLB Stock	175	—
Proceeds from calls or maturities of available-for-sale securities	59,022	121,627
Principal payments on mortgage-backed securities	10,272	6,166
Purchases of held-to-maturity securities	(6,127)	(5,070)
Proceeds from calls or maturities of held-to-maturity securities	1,305	194
Origination of loans, net of principal payments	(41,668)	(103,430)
Proceeds from sale of loans	28,972	4,763
Purchase of office properties and equipment	(5,554)	(18,281)
Proceeds from sale of office properties and equipment	8	2,243
Net change in federal funds sold	(13,750)	19,555
Proceeds from sale of other real estate owned	471	—
Improvements and other changes in other real estate owned	—	271
Net change in Certificates of Deposit with other institutions	(192)	—
Net change in restricted cash	1,781	(141)

Net cash used in investing activities	(13,364)	(129,038)

Intermountain Community Bancorp
Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Nine months Ended
	September 30,
	2008	2007
	(Dollars in thousands)
Cash flows from financing activities:
Net change in demand, money market and savings deposits	$(3,484)	$59,340
Net change in certificates of deposit	16,008	25,277
Net change in repurchase agreements	(36,913)	(1,699)
Principal reduction of note payable	(31)	(27)
Excess tax benefit related to stock-based compensation	—	361
Proceeds from exercise of stock options	102	348
Repayments of FHLB borrowings	(5,000)	(10,000)
Proceeds from FHLB borrowings	30,000	34,000
Retirement of Treasury Stock	(193)	—
Proceeds from other borrowings	3,657	11,249
Net cash provided by financing activities	4,146	118,849

Net change in cash and cash equivalents	(3,988)	(2,632)
Cash and cash equivalents, beginning of period	27,000	24,377

Cash and cash equivalents, end of period	$23,012	$21,745

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$15,974	$20,111
Income taxes	3,585	4,100
Noncash investing and financing activities:
Restricted stock issued	647	703
Deferred gain on sale/leaseback	—	312
10% stock dividend	—	15,186
Accrual of liability for split dollar life insurance	389	—
Loans converted to Other Real Estate Owned	1,743	—
The accompanying notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Net income	$226	$2,418	$4,149	$6,695

Other comprehensive income (loss):
Change in unrealized gains (losses) on investments and MBS available for sale	(2,660)	595	(7,221)	184
Qualifying cash flow hedge	(315)	—	(315)	—
Less deferred income tax provision (benefit)	1,053	(235)	2,859	(73)

Net other comprehensive income (loss)	(1,922)	360	(4,677)	111

Comprehensive income (loss)	$(1,696)	$2,778	$(528)	$6,806

The accompanying notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp
Notes to Consolidated Financial Statements
1.	Basis of Presentation:

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

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of Intermountain Community Bancorp’s (“Intermountain’s” or “the Company’s” ) consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of Intermountain’s consolidated financial position and results of operations.

2.	Advances from the Federal Home Loan Bank of Seattle:

During June of 2003, the Bank obtained an advance from the Federal Home Loan Bank of Seattle (FHLB Seattle) in the amount of $5,000,000. The note matured in May 2008. During September 2007, the Bank obtained two advances from the FHLB Seattle in the amounts of $10.0 million and $14.0 million with interest only payable at 4.96% and 4.90% and maturities in September 2010 and September 2009, respectively. During April 2008, the Bank obtained two advances from the FHLB Seattle in the amounts of $5.0 million and $5.0 million with interest only payable at 2.89% and 2.95% and maturities in April 2009. During May 2008, the Bank obtained two advances from the FHLB Seattle in the amounts of $12.0 million and $8.0 million with interest only payable at 2.88% and 2.51% and maturities in August 2009 and December 2008, respectively.

Advances from FHLB Seattle are collateralized by certain qualifying loans. At September 30, 2008, Intermountain had the ability to borrow $118.7 million from FHLB Seattle, of which approximately $54.0 million was utilized. The Bank’s credit line with FHLB Seattle is limited to a percentage of its total regulatory assets subject to collateralization requirements. Intermountain would be able to borrow amounts in excess of this total from the FHLB Seattle with the placement of additional available collateral.

3.	Other Borrowings:

The components of other borrowings are as follows (in thousands):

	September 30,	December 31,
	2008	2007
Term note payable (1)	$8,279	$8,279
Term note payable (2)	8,248	8,248
Term note payable (3)	951	982
Term note payable (4)	23,145	19,489

Total other borrowings	$40,623	$36,998

(1)	In January 2003, the Company issued $8.0 million of Trust Preferred securities through its subsidiary, Intermountain Statutory Trust I. The debt associated with these securities bore a fixed interest rate for a period of five years from issue date and now bears interest on a variable basis tied to the 90-day LIBOR (London Inter-Bank Offering Rate) index plus 3.25%, with interest only paid quarterly. The rate on this borrowing was 6.73% at September 30, 2008. The debt is callable by the Company quarterly and matures in March 2033. During the third quarter of 2008, the Company entered into an interest rate swap contract with Pacific Coast Bankers Bank. The purpose of the $8.2 million notional value swap is to convert the variable rate payments made on our Trust Preferred I obligation to a series of fixed rate payments for five years, as a hedging strategy to help manage the Company’s interest-rate risk. See Note A.

(2)	In March 2004, the Company issued $8.0 million of Trust Preferred securities through its subsidiary, Intermountain Statutory Trust II. The debt associated with these securities bears interest on a variable basis tied to the 90-day LIBOR index plus 2.8%, with interest only paid quarterly. The rate on this borrowing was 5.59% at September 30, 2008. The debt is callable by the Company in March 2009 and matures in April 2034. See Note A.

(3)	In January 2006, the Company purchased land to build its new headquarters, the Sandpoint Center in Sandpoint, Idaho. It entered into a Note Payable with the sellers of the property in the amount of $1.13 million, with a fixed rate of 6.65%, payable in equal installments. The note matures in February 2026.

(4)	In December 2007, the Company renewed a borrowing agreement with Pacific Coast Banker’s Bank in the amount of $25.0 million. The borrowing agreement is a revolving line of credit with a variable rate of interest tied to LIBOR with a maturity date of January 18, 2009. It is anticipated that this line will either be paid down with the sale of the building or refinanced with a longer term instrument. The collateral for the credit line is all of Panhandle State Bank’s stock and the Sandpoint Center. Under the restrictive covenants of the borrowing agreement, Intermountain cannot incur additional debt outside of its normal course of business over $5.0 million without Pacific Coast Banker’s Bank’s consent, and Intermountain is obligated to provide information regarding its financial position and loan portfolio on a regular basis. At September 30, 2008, the balance outstanding was $23.1 million at a rate of 5.67%.
A)	Intermountain’s obligations under the above debentures issued by its subsidiaries constitute a full and unconditional guarantee by Intermountain of the Statutory Trusts’ obligations under the Trust Preferred Securities. In accordance with Financial Interpretation No. 46 (Revised), “Consolidation of Variable Interest Entities” (“FIN No. 46R”), the trusts are not consolidated and the debentures and related amounts are treated as debt of Intermountain.
4.	Earnings Per Share:

The following table presents the basic and diluted earnings per share computations:

	Three Months Ended September 30,
	(Dollars in thousands, except per share amounts)
	2008			2007
	Net	Weighted	Per Share	Net	Weighted	Per Share
	Income	Avg. Shares	Amount	Income	Avg. Shares	Amount
Basic computations	$226	8,305,236	$0.03	$2,418	8,223,257	$0.29

Effect of dilutive securities:
Common stock options and stock grants	—	156,355	(0.00)	—	369,718	(0.01)

Diluted computations	$226	8,461,591	$0.03	$2,418	8,592,975	$0.28

	Nine months Ended September 30,
	(Dollars in thousands, except per share amounts)
	2008			2007
	Net	Weighted	Per Share	Net	Weighted	Per Share
	Income	Avg. Shares	Amount	Income	Avg. Shares	Amount
Basic computations	$4,149	8,287,541	$0.50	$6,695	8,193,268	$0.82

Effect of dilutive securities:
Common stock options and stock grants	—	243,496	(0.01)	—	415,528	(0.04)

Diluted computations	$4,149	8,531,037	$0.49	$6,695	8,608,796	$0.78

5.	Operating Expenses:

The following table details Intermountain’s components of total operating expenses:

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Salaries and employee benefits	$6,446	$6,646	$18,922	$19,088
Occupancy expense	2,005	1,544	5,596	4,381
Advertising	378	437	1,069	1,008
Fees and service charges	452	398	1,421	1,069
Printing, postage and supplies	396	349	1,105	1,096
Legal and accounting	407	354	1,342	960
Other expense	1,338	990	3,861	2,750

Total operating expenses	$11,422	$10,718	$33,316	$30,352

Salaries and employee benefits expense decreased $166,000, or 0.9%, over the nine-month period last year as a result of decreased staffing levels and lower incentive expense, including the reversal of $640,000 in accrued pre-tax expense related to a long-term bonus plan for executives that will likely not be paid out at year end.

Occupancy expenses increased $1.2 million, or 27.7%, for the nine-month period ended September 30, 2008 compared to the same period one year ago. These increases reflected additional building expense from new facilities opened in 2007 and 2008 and additional computer hardware and software purchased to enhance security, compliance and business continuity.

Increases in computer service fees, debit card expenses and credit card acceptance fees resulted in a $352,000, or 32.9% increase in fees and service charges over the same nine-month period last year. Higher volumes of activity by the Company’s customers generated these increases.

Legal and accounting fees were $382,000, or 39.8% higher than the same nine-month period in 2007 as a result of payments made to a consultant engaged to assist the Company in streamlining business processes. The fees for this engagement ended in September 2008.

Other expenses increased $1.1 million, or 40.4%, for the nine-month period over the same period last year. The increase in other expenses can be attributed to the reinstatement of FDIC insurance fees industry-wide and increases in collection and other real-estate owned expenses caused by the weakening credit environment. In addition, the 2008 comparative numbers are negatively impacted by the reversal in 2007 of $384,000 in expenses as a result of lowering the allowance for unfunded loan commitments in conjunction with new federal guidance issued last year.

6.	Stock-Based Compensation Plans:

The Company utilizes its stock to compensate employees and directors under the 1999 Director Stock Option Plan, the 1999 Employee Plan and the 1988 Employee Plan (together the “Stock Option Plans”). Options to purchase Intermountain common stock have been granted to employees and directors under the Stock Option Plans at prices equal to the fair market value of the underlying stock on the dates the options were granted. The options vest 20% per year, over a five-year period, and expire in 10 years. At September 30, 2008, there were 200,229 shares available for grant. The Company did not grant options to purchase Intermountain common stock during either the nine months ended September 30, 2008 or 2007.

For the nine months ended September 30, 2008 and 2007, stock option expense totaled $101,000 and $97,000, respectively. The Company has approximately $34,000 remaining to expense related to the non-vested stock options outstanding at September 30, 2008. This expense will be recorded over a weighted average period of 3.0 months. The expense for the stock options was calculated using the Black-Scholes valuation model per Statement 123 (R). Assumptions used in the Black-Scholes option-pricing model for options issued in years prior to 2005 are as follows:

Dividend yield	0.0%
Expected volatility	17.0% - 46.6%
Risk free interest rates	4.0% - 7.1%
Expected option lives	5 - 10 years
In 2003, shareholders approved a change to the 1999 Employee Option Plan to provide for the granting of restricted stock awards. The Company has granted restricted stock to directors and employees beginning in 2005. The restricted stock vests 20% per year, over a five-year period. The Company granted 51,633 and 32,524 restricted shares with a grant date fair value of $647,000 and $704,000 during the nine months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008 and 2007, restricted stock expense totaled $247,000 and $174,000, respectively. Total expense related to stock-based compensation is comprised of restricted stock expense, stock option expense and expense related to the 2006-2008 Long-Term Incentive Plan (“LTIP”). The LTIP expense is based on anticipated company performance over a 3-year period and has a 5-year vesting period. During the nine months ended September 30, 2008, the Company reversed $640,000 in accrued incentives related to the LTIP as it appeared that asset growth and ROE targets required by the plan would not be met by the end of this year. Total expense related to stock-based compensation recorded in the nine months ended September 30, 2008 and 2007 was ($245,000) and $305,000, respectively.

A summary of the changes in stock options outstanding for the nine months ended September 30, 2008 is presented below:

	Nine months ended September 30, 2008
	(dollars in thousands, except per share amounts)
		Weighted	Weighted
	Number	Average	Average
	of	Exercise	Remaining
	Shares	Price	Life (Years)
Beginning Options Outstanding, Jan 1, 2008	487,329	$5.48
Options Granted	—	—
Exercises	(23,452)	4.38
Forfeitures	(510)	13.12

Ending options outstanding, September 30, 2008	463,367	5.52	2.4

Exercisable at September 30, 2008	443,669	$5.30	2.3

The total intrinsic value of options exercised during the nine months ended September 30, 2008 and 2007 was $104,000 and $1,157,000, respectively.

A summary of the Company’s nonvested restricted shares for the nine months ended September 30, 2008 is presented below:

		Weighted-
		Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2008	64,295	$19.53
Granted	51,633	12.54
Vested	(15,256)	18.10
Forfeited	(3,304)	18.05

Nonvested at September 30, 2008	97,368	$16.09

As of September 30, 2008, there was $1.4 million of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under this plan. This cost is expected to be recognized over a weighted-average period of 3.6 years.

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

The available-for-sale securities category and interest rate swap category are the only balance sheet categories the Company is required by generally accepted accounting principles to account for at fair value for the period ended September 30, 2008. The following table presents information about the Company’s assets measured at fair value on a recurring basis as of September 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (dollars in thousands).

		Fair Value Measurements
		At September 30, 2008, Using
		Quoted Prices
		In Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
Description	Sept 30, 2008	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities	$$132,011	$—	$98,230	$33,781
Interest Rate Swap	315		315

Total Assets Measured at Fair Value	$132,326	$—	$98,545	$33,781

Fair Value Measurement Transfers

	Level 1	Level 2	Level 3
June 30, 2008 Balance	$—	$131,319
Transfers from Level 2 to Level 3		(33,781)	$33,781
Other Adjustments, including fair value adjustments, principal payments, maturities and new purchases	—	1,007	—

September 30, 2008 Balance	—	$98,545	$33,781

Available for Sale Securities. Securities totaling $98.2 million classified as available for sale are reported at fair value utilizing Level 2 inputs, because active markets existed for these securities as of September 30, 2008. For these securities, the Company obtained fair value measurements from an independent pricing service and internally validated these measurements. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus, prepayment speeds, credit information and the bond’s terms and conditions, among other things.

The available for sale portfolio also includes $33.8 million in super senior or senior tranche collateralized mortgage obligations not backed by a government or other agency guarantee for which an active market did not exist as of September 30, 2008. These securities continue to hold A or above ratings by at least two independent rating agencies, but because of disruptions in the current market for mortgage-backed securities and collateralized mortgage obligations, an active market does not exist. This is evidenced by a significant widening in the bid-ask spread for these types of securities and the limited volume of actual trades made. As a result, less reliance can be placed on easily observable market data, such as pricing on transactions involving similar types of securities, in determining their current fair value. As such, while the Company appropriately considered the observable market-based inputs for these securities, it has classified them within Level 3 of the fair value hierarchy because significant adjustments were required to determine the fair value at the September 30 measurement date.

In valuing these securities, the Company utilized the same independent pricing service as for its level 2 securities and internally validated these measurements. In addition to the observable market-based input including dealer quotes, market spreads, live trading levels and execution data, the service also employed a present-value income model that considered the nature and timing of the cash flows and the relative risk of receiving the anticipated cash flows as agreed. The discount rates used were based on a risk-free rate, adjusted by a risk premium for each security. In accordance with the requirements of Statement 157, the Company has determined that the risk-adjusted discount rates utilized appropriately reflect the Company’s best estimate of the assumptions that market participants would use in pricing the assets in a current transaction to sell the asset at the measurement date. Risks include nonperformance risk (that is, default risk and collateral value risk) and liquidity risk (that is, the compensation that a market participant receives for buying an asset that is difficult to sell under current market conditions). To the extent possible, the pricing service and the Company validated the results from these models with independently observable data.

Using joint guidance from the SEC Office of the Chief Accountant and FASB staff issued Oct 10, 2008 as FSP FAS 157-3, which provided further clarification on fair value accounting, the Company also evaluated these and other securities in the investment portfolio for “Other than Temporary Impairment.” In conducting this evaluation, the Company evaluated the following factors:
•	The length of time and the extent to which the market value of the securities have been less than their cost;

•	The financial condition and near-term prospects of the issuer or obligation, including any specific events, which may influence the operations of the issuer or obligation such as changes in technology that impair the earnings potential of the investment or the discontinuation of a segment of the business that may affect the future earnings potential; and The intent and ability of the holder to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.
Based on the factors above, the Company has determined that none of its securities were subject to “Other than Temporary Impairment,” (OTTI) as of September 30, 2008. Because of current disruptions in the market for non-agency guaranteed securities, the Company focused particular attention on the collateralized mortgage obligations discussed above. Based on the very high probability of receiving the cash flows contractually committed even under various stress-testing scenarios, and the ability of the Company to hold the securities until the sooner of recovery in market value or maturity, the Company has determined that no OTTI exists at this time.

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

Interest Rate Swaps. During the third quarter, the Company entered into an interest rate swap contract with Pacific Coast Bankers Bank. The purpose of the $8.2 million notional value swap is to convert the variable rate payments made on our Trust Preferred I obligation (see Footnote 3 — Other Borrowings) to a series of fixed rate payments for five years, as a hedging strategy to help manage the Company’s interest-rate risk. This contract is carried as an asset or liability at fair value, and as of September 30, 2008, it was a liability with a fair value of $315,000.

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

On October 10, 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. The FSP clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP is effective immediately, and includes prior period financial statements that have not yet been issued, and therefore the Company is subject to the provision of the FSP effective September 30, 2008. See Notes to Financial Statements, Note 7, Fair Value Measurements for further discussion of the impact of SFAS No. 157 and the additional guidance issued.

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

In December 2007, the FASB issued Statement No. 141(R) — Business Combinations. This statement replaces FASB Statement No. 141 — Business Combinations. SFAS No. 141(R) establishes principles and requirements for how an acquiring company (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The new standard is effective for the Company on January 1, 2009. The Company is currently evaluating the impact of adopting SFAS No. 141(R) on the Consolidated Financial Statements, but does not expect any material impact unless the Company engages in new business combinations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 requires specific disclosures regarding the location and amounts of derivative instruments in the Company’s financial statements, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect the Company’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued and for fiscal years and interim periods after November 15, 2008. Early application is permitted. SFAS 161 impacts the Company’s disclosure, but not its accounting treatment for derivative instruments and related hedged items. The Company’s adoption of SFAS 161 will impact the disclosures in the Consolidated Financial Statements.

In May 2008, FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the Unites States (the GAAP hierarchy). SFAS No. 162 divides the body of GAAP into four categories by level of authority. This statement is effective in the fourth quarter of 2008.

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
     Since opening in 1981, the Bank has continued to grow by opening additional branch offices throughout Idaho. During 1999, the Bank opened its first branch under the name of Intermountain Community Bank, a division of Panhandle State Bank, in Payette, Idaho. Over the next several years, the Bank continued to open branches under both the Intermountain Community Bank and Panhandle State Bank names. In January 2003, the Bank acquired a branch office from Household Bank F.S.B. located in Ontario, Oregon, which is now operating under the Intermountain Community Bank name. In 2004, Intermountain acquired Snake River Bancorp, Inc. (“Snake River”) and its subsidiary bank, Magic Valley Bank, and the Bank now operates three branches under the Magic Valley Bank name in south central Idaho. In 2005 and 2006, the Company opened branches in Spokane Valley and downtown Spokane, Washington, respectively, and operates these branches under the name of Intermountain Community Bank of Washington. It also opened branches in Kellogg and Fruitland, Idaho.
     In 2006, Intermountain also opened a Trust & Wealth division, and purchased a small investment company, Premier Alliance, which now operates as Intermountain Community Investment Services (ICI). The acquisition and development of these services improves the Company’s ability to provide a full-range of financial services to its targeted customers. In 2007, the Company relocated its Spokane Valley office to a larger facility housing retail, commercial, and mortgage banking functions and administrative staff. In the second quarter 2008, the Bank completed the Sandpoint Center, its new corporate headquarters, and relocated the Sandpoint branch and administrative staff into the building.
     Based on asset size at September 30, 2008, Intermountain is the largest independent commercial bank headquartered in the state of Idaho, with consolidated assets of $1.05 billion. Intermountain competes with a number of international banking groups, out-of-state banking companies, state banking organizations, local community banks, savings banks, savings and loans, and credit unions throughout its market area.
     Intermountain offers banking and financial services that fit the needs of the communities it serves. Lending activities include consumer, commercial, commercial real estate, residential construction, mortgage and agricultural loans. A full range of deposit services are available including checking, savings and money market accounts as well as various types of certificates of deposit. Trust and wealth management services, investment and insurance services, and business cash management solutions round out the company’s financial offerings.
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
Current Economic Challenges and Future Outlook
          By all measures, the third quarter of 2008 was one of the most challenging periods for financial institutions in recent history. National economic conditions continued to worsen, as unemployment increased, housing continued its steep decline and both equity and fixed income markets contracted sharply. Against this backdrop, financial markets tightened considerably, as banks and other investors hoarded cash and global credit markets contracted. These circumstances prompted unprecedented government intervention, as the US Treasury, Federal Reserve and other central banks responded to the growing financial crisis with a variety of programs designed to shore up financial institutions and restore confidence and liquidity to the market. This activity, along with the widely publicized failure of Lehman Brothers and Washington Mutual, created high levels of concern among bank customers about the safety of their money.
          Government actions, particularly the expansion of FDIC insurance and Treasury’s announced program to inject capital directly into banks, appears to have created some stability in the financial markets. However, considerable concern still remains about the economy and the financial markets in general, which will likely lead to further caution on the part of businesses and consumers and additional economic contraction. Most economists now agree that we are in a recession that will likely last for several quarters or more, as the economy seeks to de-lever and rebalance itself.
          In comparison to other markets, the economies of Idaho, eastern Washington and eastern Oregon exhibited relative strength during this period. The region’s relative economic diversity, low cost and attractive quality of life continue to buffer it against the worst impacts of the global and national downturn. However, it became more evident in the third quarter that the region would not be immune from the troubles besieging other markets. Real estate sales and valuations declined sharply, regional unemployment rates increased, and spending activity slowed.
          Company performance during the third quarter reflected the challenges facing the economy and financial industry. In particular, the Company experienced the following:
•	Slowing loan demand, particularly from higher quality borrowers, as businesses and consumers retrenched.

•	Continued margin pressures, as the Federal Reserve lowered its target Fed Funds rate, which negatively impacted the Bank’s prime lending rate, at the same time that other market rates spiked and competition for deposit dollars increased.

•	Higher non-performing loans and credit losses, as general credit conditions worsened, and the decline in real estate values accelerated in the Company’s markets.

•	Continuing pressure on fee income, particularly fees derived from mortgage banking activity.
          Company management responded to the unprecedented market conditions by reducing balance sheet risk and engaging in extensive customer communication, marketing and education efforts. In particular, the Company intentionally slowed asset growth rates, boosted deposit gathering efforts, and invested in lower-yielding, but safer, more liquid assets.

Management’s focus clearly was and continues to be on ensuring the safety and security of the Bank and its customers. These actions, when combined with the significant economic challenges facing the Company, had negative impacts on third quarter earnings.
          While not fully reflected in the Company’s expense metrics, management continued with expense control efforts in the third quarter, reducing staff and cutting costs in controllable expense areas such as travel, employee incentives, supplies and entertainment. These were offset by increases in other expenses, such as FDIC insurance, loan collection costs, and facility expenses that cannot be reduced rapidly, if at all. Company management has decided against engaging in across-the-board, rapid expense reductions in favor of a more measured approach that focuses on changing business processes, and eliminating expenses that have little immediate or future potential for revenue generation or risk reduction. This reflects management’s emphasis on building a strong culture, infrastructure and balance sheet that positions it well for future growth opportunities.
          We anticipate that both the national and regional economy will continue to experience significant challenges in the near future. With the residential real estate market continuing to struggle, unemployment rates rising, consumer spending slowing, and food prices projected to remain high, we do not anticipate a rapid turnaround in industry or Company performance. However, we believe that long-term opportunities will arise for institutions who position themselves to take advantage of them, and we are taking such steps. In particular, we continue to hold and build strong regulatory capital and loss reserve levels, are stepping up our deposit-gathering efforts, and are increasing our already strong leadership positions in the communities we serve. In addition, we are engaging in extensive marketing and community educational efforts, and anticipate the continuation of these efforts. Our mission remains to solidify these core competencies, improve our business processes and efficiency, and position the Company for future growth and value creation during both difficult and stable economic times.
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
          The amount of the allowance for the various loan types represents management’s estimate of probable incurred losses inherent in the existing loan portfolio based upon historical bank and industry loan loss experience for each loan type. The allowance for loan losses related to impaired loans is based on the fair value of the collateral for collateral dependent loans, and on the present value of expected cash flows for non-collateral dependent loans. For collateral dependent loans, this evaluation requires management to make estimates of the value of the collateral and any associated holding and selling costs, and for non-collateral dependent loans, estimates on the timing and risk associated with the receipt of contractual cash flows.

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
          Management believes the allowance for loan losses was adequate at September 30, 2008. While management uses available information to provide for loan losses, the ultimate collectability of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions and other relevant factors. A slowdown in economic activity could adversely affect cash flows for both commercial and individual borrowers, as a result of which the Company could experience increases in nonperforming assets, delinquencies and losses on loans.
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
          Management evaluates investment securities for other than temporary declines in fair value on a periodic basis. If the fair value of investment securities falls below their amortized cost and the decline is deemed to be other than temporary, the securities will be written down to current market value and the write down will be deducted from earnings. There were no investment securities which management identified to be other-than-temporarily impaired for the nine months ended September 30, 2008. Charges to income could occur in future periods due to a change in management’s intent to hold the investments to maturity, a change in management’s assessment of credit risk, or a change in regulatory or accounting requirements. See Footnote 7, Fair Value Measurements, for additional discussion on management’s evaluation of the fair value of its available-for-sale securities and its other-than-temporary impairment analysis.
          Goodwill and Other Intangible Assets. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible elements in the business acquired. Intermountain’s goodwill relates to value inherent in the banking business and the value is dependent upon Intermountain’s ability to provide quality, cost-effective services in a competitive market place. As such, goodwill value is supported ultimately by revenue that is driven by the volume of business transacted. A decline in earnings as a result of a lack of growth or the inability to deliver cost-effective services over sustained periods can lead to impairment of goodwill that could adversely impact earnings in future periods. Goodwill is not amortized, but is subjected to impairment analysis each December. In addition, generally accepted accounting principles require an impairment analysis to be conducted any time a “triggering event” occurs in relation to goodwill. Management believes that the significant market disruption in the financial sector and the declining market valuations experienced over the past nine months created a “triggering event.” As such, management conducted an interim evaluation of the carrying value of goodwill in June 2008, and updated this evaluation in September 2008. As a result of this analysis, no impairment was considered necessary as of September 30, 2008. However, future events could cause management to conclude that Intermountain’s goodwill is impaired, which would result in the recording of an impairment loss. Any resulting impairment loss could have a material adverse impact on Intermountain’s financial condition and results of operations.
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
          Intermountain reviews its real estate owned for impairment in value whenever events or circumstances indicate that the carrying value of the property may not be recoverable. In performing the review, if expected future undiscounted cash flow from the use of the property or the fair value, less selling costs, from the disposition of the property is less than its carrying value, a loss is recognized. Because of rapid declines in real estate values in the current distressed environment, management has increased the frequency and intensity of its valuation analysis on its OREO properties. As a result of this analysis, carrying values on some of these properties have been reduced, and it is reasonably possible that the carrying values could be reduced again in the near term.
Intermountain Community Bancorp
Comparison of the Three and Nine month Periods Ended September 30, 2008 and 2007
Results of Operations
          Overview. Intermountain recorded net income of $226,000, or $0.03 per diluted share for the three months ended September 30, 2008, compared with $2.3 million or $0.27 per diluted share for the second quarter of 2008 and net income of $2.4 million or $0.28 per diluted share, for the three months ended September 30, 2007. Intermountain recorded net income of $4.1 million or $0.50 per diluted share, for the nine months ended September 30, 2008, compared with net income of $6.7 million or $0.78 per diluted share, for the nine months ended September 30, 2007.
          The annualized return on average assets (“ROA”) was 0.09%, 0.88% and 0.95% for the three months ended September 30, 2008, June 30, 2008 and September 30, 2007, respectively, and 0.53% and 0.93% for the nine months ended September 30, 2008 and 2007, respectively. The annualized return on average equity (“ROE”) was 1.0%, 10.0% and 11.4% for the three months ended September 30, 2008, June 30, 2008 and September 30, 2007, respectively, and 6.1% and 10.9% for the nine months ended September 30, 2008 and 2007, respectively. The decrease in both the return on average assets and the return on average equity over the prior nine-month period resulted from decreased net income, which did not keep pace with the increases in average assets and average equity.
          The Company’s three- and nine-month results ended September 30, 2008 clearly reflect increasingly difficult economic and credit conditions, combined with the adverse impacts of the significant decrease in market interest rates over the past year. Given the challenging conditions and heightened customer concerns about the safety of banks, management took additional steps in the third quarter to strengthen its balance sheet. In particular, it refocused efforts on deposit gathering, reduced residential real estate loan balances outstanding, and shifted funds into more liquid, but lower yielding assets. These efforts improved the regulatory capital, reserve and liquidity positions of the Bank, but also added pressure to earnings, as the company experienced lower asset yields and slightly higher funding costs. While it appears that customer concerns may be calming, management believes it is still prudent to focus on monitoring and managing its credit portfolio, preserving and building upon its already strong capital and liquidity position, enhancing its core deposit gathering competencies, and streamlining its operations. We believe that earnings will continue to be challenged in the near term, but effective positioning of the Company, its balance sheet and its infrastructure will create opportunities for future improvement and growth. With this long-term focus, we remain resolute in our commitment to serve our employees, customers and communities during this time. We believe this commitment will create significant opportunities for the Company as the industry experiences profound changes over the next few years.
          Net Interest Income. The most significant component of earnings for the Company is net interest income, which is the difference between interest income from the Company’s loan and investment portfolios, and interest expense from deposits, repurchase agreements and other borrowings. During the three months ended September 30, 2008, June 30, 2008 and September 30, 2007, net interest income was $11.1 million, $11.2 million, and $12.4 million, respectively. During the nine months ended September 30, 2008 and 2007, net interest income was $33.6 million and $34.7 million, respectively, a decrease of 3.09%.

          Average interest-earning assets increased by 6.3% to $968.9 million for the three months ended September 30, 2008, compared to $911.2 million for the three months ended September 30, 2007. The growth was driven by increases in average loans of $24.9 million or 3.2% and in average investments and cash of $32.8 million or 23.9% over the three month period in 2007. For the nine months ended September 30, 2008, average interest-earning assets increased 8.2% compared to the same period in 2007. For the nine-month period, average loans increased 7.1% or $51.5 million while investments increased 13.9% or $20.2 million. Loan growth continued to reflect increases in both existing markets and strong contributions from the new branches added in the last few years. The increase in investments and cash resulted from the Company’s decision to place additional funding in short-term investments and cash equivalents to create additional short-term liquidity.
          Average interest-bearing liabilities increased by 7.0% or $62.4 million, including $22.3 million (3.0%) growth in average deposits and $40.1 million (26.0%) growth in other borrowings for the three month period ending September 2008 compared to September 2007. For the nine months ending September 30, 2008, average interest-bearing liabilities increased 9.3% or $79.7 million compared to the nine months ending September 30, 2007. Increases in average deposits reflected both core deposit growth in the bank’s markets and the addition of brokered certificates of deposit to create additional short-term liquidity. Much of the growth in other borrowings over this period resulted from increases in Federal Home Loan Bank advances used to fund loan growth and an investment-leverage strategy executed by the Company in late 2007 to protect against falling rates. With market rates falling rapidly while deposit rates lagged in terms of adjustments downward, the Company found it advantageous to obtain advances at favorable rates during this period of time. The Company also advanced additional funds from a holding company credit line to fund construction of the company’s new headquarters. The net growth in the Company’s interest-earning assets contributed approximately $2.1 million to the net interest income of the Bank for the nine months ended September 30, 2008 versus the same period last year.
          However, the positive impacts of increases in earning assets were more than offset by declines in the net interest margin. Net interest spread during the three months ended September 30, 2008, June 30, 2008, and September 30, 2007 was 4.54%, 4.76%, and 5.34%, respectively. Net interest margin was 4.56% for the three months ended September 30, 2008, a 0.23% decrease from three months ended June 30, 2008 and a 0.82% decrease from the same period last year. After some stabilization of margin in the second quarter of 2008, the Company experienced an additional decline in the third quarter. Factors contributing to this decline include the shift of funds into safer, lower-yielding assets, higher deposit costs in a competitive deposit market, and interest reversals on a few non-accrual loans. These factors are likely to again impact the margin in the fourth quarter, along with additional disconnects between the prime rate, which is declining in response to Federal Reserve actions, and other rates controlled more by supply and demand, such as LIBOR. This disconnect is exaggerating the downward pressure on asset yields and the upward pressure on the Company’s funding rates. Net interest margins for the nine months ending September 30, 2008 and September 30, 2007 were 4.74% and 5.30%, respectively, again reflecting the factors mentioned above. Reductions in the margin over the same nine month prior period contributed a loss of $2.8 million in net interest income.
          Given the current level of interest rates, the bias toward potentially more Fed rate reductions and a competitive funding market, there is little the Company can prudently do to rapidly increase the Company’s margin in the short-term. As such, management is focusing on building a balance sheet and core customer base to sustain current margin as much as possible, and prepare for a resumption in more normal economic and rate conditions in the future.
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
          The provision for losses on loans increased to $2.5 million for the three months ended September 30, 2008, compared to a provision of $2.1 million for the three months ended June 30, 2008, and $1.2 million for the three months ended September 30, 2007. The provision totaled $4.9 million for the first nine months of 2008, compared to $3.2 million for the nine months ended September 30, 2007. Net charge offs for the three months ended September 30, 2008 totaled $2.3 million compared to $1.2 million for the three months ended June 30, 2008, and $611,000 for the three months ended September, 30 2007. Net charge offs for the nine months ended September 30, 2008 totaled $3.6 million compared to $1.6 million for the same period in 2007. Annualized net charge-offs to average net loans increased to 1.17% for the three months ended September 30, 2008 compared to 0.61% for the three months ended June 30, 2008 and 0.32% for the three months ended September 30, 2007. Annualized net chargeoff rates for the 2008 nine-month period totaled 0.61% versus 0.30% in 2007. The increase in chargeoffs and provision in the third quarter reflected continuing challenges in the Company’s residential real estate construction and land development loan portfolio. The Company took write-downs on a number of troubled real estate loans to reflect rapidly declining real estate valuations, and liquidated several loans, including one $5 million credit, at discounted prices. While the Company believes it has identified and is actively managing its troubled real estate credits, elevated chargeoff and provision levels may continue for a few more quarters as markets continue to weaken and real estate valuations adjust downward.
          The loan loss allowance to total loans ratio increased to 1.67% at September 30, 2008, compared to 1.62% at June 30, 2008 and 1.48% at September 30, 2007, respectively. Management believes this level of loan loss allowance is adequate for the balance and the mix of the loan portfolio at this time.
The following table summarizes loan loss allowance activity for the periods indicated.

	Nine months Ended September 30,
	2008	2007
	(Dollars in thousands)
Balance at January 1	$11,761	$9,837
Provision for losses on loans	4,872	3,228
Amounts written off, net of recoveries	(3,600)	(1,650)
Transfers	—	(3)

Allowance — loans, September 30	13,033	11,412

Allowance — unfunded commitments, January 1	18	482
Adjustment	(10)	(389)
Transfers	—	3

Allowance — unfunded commitments, September 30	8	96

Total credit allowance including unfunded commitments	$13,041	$11,508

          Reflective of the challenging economy the Company’s overall credit quality continued to deteriorate from the second quarter of this year and the same period last year. At September 30, 2008, Intermountain’s total classified assets were $40.5 million, compared with $39.1 million at June 30, 2008 and $21.3 million at September 30, 2007. Classified assets are loans that management believes it may experience some problems in obtaining repayment under the contractual terms of the loan. However, categorizing a loan as classified does not necessarily mean that the company will experience any loss of expected principal or interest. Non-performing assets increased to $22.7 million at September 30, 2008, compared to $12.6 million at June 30, 2008, and $2.6 million at September 30, 2007. Non-performing loans totaled $19.9 million at September 30, 2008 versus $9.7 million and $1.5 million at June 30, 2008 and September 30, 2007, respectively. Other real estate owned totaled $2.8 million at September 30, 2008 versus $2.8 million and $1.1 million at June 30, 2008 and September 30, 2007, respectively.
          Non-performing assets comprised 2.2% of total assets at September 30, 2008, and 1.2% and 0.25% at June 30, 2008 and September 30, 2007, respectively. Non-performing assets to tangible equity plus the loan loss allowance were 25.25% at September 30, 2008 versus 13.80% at June 30, 2008 and 3.04% at September 2007. While higher, these totals compare favorably to many peer banks and are well below the ratios experienced by troubled banks. The 30 day and over loan delinquency rates were 1.09% at September 30, 2008, versus 0.29% at June 30, 2008, and 1.28% at September 30, 2007. Residential land and construction loans continue to make up most of the non-performing loan total, reflecting the ongoing severe weakness in the housing market. The Company has evaluated and is carefully monitoring its exposure to these types of assets in the current challenging environment, and is continuing to work with weaker borrowers to stabilize or liquidate its position.
          While the Company’s credit quality has softened, management has added resources to manage the portfolio even more actively, with a focus on identifying and resolving problems as quickly as possible. As troubled loans arise, it is analyzing current and projected conditions and evaluating carefully whether to liquidate immediately or work with borrowers to avoid liquidation. Given the worsening economic forecast, some level of heightened loss activity is likely to continue, but based on its internal analysis, including stress testing of its portfolio under differing economic scenarios, management continues to believe that its current level of loan loss reserves and capital can withstand credit losses well in excess of those reasonably anticipated or experienced in prior economic downturns.
          Other Income. Total other income was $3.0 million, $5.2 million, and $3.6 million for the three months ended September 30, 2008, June 30, 2008, and September 30, 2007, respectively. Total other income was $11.0 million and $9.8 million for the nine months ended September 30, 2008 and 2007, respectively. 2008 results included a $2.2 million pre-tax gain on the sale of $32.0 million in investment securities in April 2008. Management sold these securities, recognized the gain, and reinvested the proceeds in securities with similar risk profiles but higher predicted returns over multiple interest-rate scenarios.
          Driven largely by increases in trust, investment and debit card income, fees and service charge income increased by $386,000 or 6.14% for the nine month period ended September 30, 2008, compared to the same nine month period last year. This was offset, however, by a $981,000 decrease in mortgage banking activity and reductions in the Company’s contractual income from its secured card portfolio, as new card marketing and activity slowed during this period. The Company continues to expand its marketing activity for trust, investment and insurance services, and add more business solutions to its product mix. In addition, it rolled out new programs in the third quarter to increase distribution, activation and usage of its debit cards. These efforts, along with several other new upcoming initiatives are expected to have a positive impact on fee income in the future.
          Operating Expenses. Operating expenses were $11.4 million for the three months ended September 30, 2008, compared to $10.6 million for the three months ended June 30, 2008 and $10.7 million for the three months ended September 30, 2007. Operating expenses were $33.3 million for the nine months ended September 30, 2008, a 9.8% increase compared to $30.4 million for the nine months ended September 30, 2007.
          The Company’s efficiency ratio was 80.9% for the three months ended September 30, 2008, compared to 64.8% for three months ended June 30, 2008 and 67.2% for the three months ended September 30, 2007. For the comparative nine month periods, the efficiency ratio equaled 74.6% in 2008 versus 68.2% in 2007. The Company has been executing strategies to reduce controllable expenses to improve efficiency. However, flat asset growth combined with decreases in the net interest margin and mortgage banking income, and increases in expenses that are less controllable in the short-term, such as facilities and FDIC premiums, have hampered efficiency gains. Company management will continue to refine business processes and control staffing and other more controllable costs, but is not pursuing across-the-board expense cuts at this time because of the potential negative impacts on company culture, community perception and long-term results.
          Salaries and employee benefits were $6.4 million for the three months ended September 30, 2008, a 16.6% increase over the three months ended June 30, 2008 and a 3.0% decrease over the three months ended September 30, 2007. Second quarter 2008 comparative results were impacted by the reversal of $640,000, pre-tax, in accrued executive bonuses that are not likely to be paid at the end of the year. Salaries and employee benefits were $18.9 million for the nine months ended September 30, 2008, a 0.87% decrease compared to $19.1 million for the nine months ended September 30, 2007. The Company achieved these results by reducing staffing levels and decreasing executive and employee incentive accruals during the first nine months of this year. These efforts offset a substantial increase in medical premiums for 2008. At September 30, 2008, full-time-equivalent employees totaled 442, compared with 465 at September 30, 2007.
          Occupancy expenses were $2.0 million for the three months ended September 30, 2008, a 3.4% increase compared to the three months ended June 30, 2008 and a 29.9% increase compared to the three months ended September 30, 2007. Occupancy expenses were $5.6 million for the nine months ended September 30, 2008, a 27.7% increase compared to $4.4 million for the nine months ended September 30, 2007. These increases reflected additional building expense from new facilities opened in 2007 and 2008 and additional computer hardware and software purchased to enhance security, compliance and business continuity. In particular, the opening of the Spokane Valley Office in August 2007 and the new Sandpoint Center in April 2008 impacted these results. These expense levels will likely stabilize in future periods, as the Company leases out the remaining Sandpoint Center space and has no significant plans for branch expansion in the near future.
          Other non-interest expenses were $2.9 million for the three months ended September 30, 2008, a 6.2% decrease over the three months ended June 30, 2008 and a 17.9% increase compared to the three months ended September 30, 2007. Other non-interest expenses were $8.7 million for the nine months ended September 30, 2008, a 28.4% increase compared to $6.8 million for the nine months ended September 30, 2007. The increase in other expenses can be attributed to a $392,000 increase in consulting fees to streamline business processes, a $382,000 increase as a result of the reinstatement of FDIC insurance fees industry-wide and smaller increases in loan collection and computer services fees. In addition, the 2008 comparative numbers are negatively impacted by the reversal in 2007 of $384,000 as a result of adjusting the allowance for unfunded loan commitments down.
          Increases in FDIC insurance premiums and near-term loan collection expenses will likely continue to negatively impact the Company’s expenses. However, the impacts of the business process improvement efforts are taking hold in other areas, including salary, benefits, printing, supply and travel expenses. Management anticipates that as it completes the action plans developed under these initiatives over the next few months and resumes increased asset growth levels, its efficiency and expense ratios will improve in future periods.

          Income Tax Provision. Intermountain recorded federal and state income tax provisions of $2 thousand, $1.4 million and $1.6 million for the three months ended September 30, 2008, June 30, 2008 and September 30, 2007, respectively. Intermountain recorded federal and state income tax provisions of $2.3 million and $4.2 million for the nine months ended September 30, 2008 and 2007, respectively. The effective tax rates were 1.0%, 37.5% and 39.7% for the three months ended September 30, 2008, June 30, 2008 and September 30, 2007, respectively. The effective tax rates were 35.7% and 38.7% for the nine months ended September 30, 2008 and 2007, respectively. The decline in the effective tax rates over last year reflects lower pre-tax income, a higher level of investment tax credits, and additional tax benefits realized from changes in federal tax policy.
Financial Position
          Assets. At September 30, 2008, Intermountain’s assets were $1.05 billion, up $586,000 from $1.05 billion at December 31, 2007. During this period, increases in loans receivable, cash and cash equivalents, investments held to maturity and office properties and equipment were offset by decreases in investments available-for-sale. Asset growth, and particularly loan growth, was relatively muted during both the third quarter and the nine-month period as management sought to bolster its financial position in the face of volatile economic and liquidity conditions.
          Investments. Intermountain’s investment portfolio at September 30, 2008 was $150.4 million, a decrease of $21.5 million from the December 31, 2007 balance of $171.9 million. The decrease was primarily due to the maturity of short-term U. S. Government obligations and paydowns on mortgage-backed securities. Funds from this decrease were used to help fund the moderate expansion of the loan portfolio and the increase in highly liquid cash and cash equivalents. As of September 30, 2008, the balance of the unrealized loss on investment securities, net of federal income taxes, was $3.0 million, compared to an unrealized gain at December 31, 2007 of $1.3 million. The sale of the $32.0 million investment security at a pre-tax gain of $2.2 million, illiquid markets for some of the Company’s securities, and increasing long-term market rates decreased the market value of the securities, resulting in an unrealized loss at September 30, 2008. As discussed in Footnote 7 in the Consolidated Financial Statements above, Company management conducted careful analysis to develop reasonable market valuations for its available-for-sale securities and to determine that all of the unrealized loss noted above reflects temporary impairments of the securities in the portfolio.
          Loans Receivable. At September 30, 2008 net loans receivable totaled $766.6 million, up $10.1 million or 1.3% from $756.5 million at December 31, 2007. During the nine months ended September 30, 2008, total loan originations were $440.9 million compared with $498.0 million for the prior year’s comparable period. The decreases were primarily due to slowing economic conditions and tighter underwriting standards, particularly related to land, subdivision development and construction lending. While the Company is utilizing tighter underwriting standards and reducing its concentration in residential real estate loans, it continues to seek strong loan opportunities in commercial, consumer, agricultural and commercial real estate segments.
          The following table sets forth the composition of Intermountain’s loan portfolio at the dates indicated. Loan balances exclude deferred loan origination costs and fees and allowances for loan losses.

	September 30, 2008		December 31, 2007
	Amount	%	Amount	%
		(Dollars in thousands)
Commercial	$231,364	29.66	$240,421	31.27
Commercial real estate	412,099	52.84	383,018	49.80
Residential real estate	107,175	13.74	114,010	14.83
Consumer	24,123	3.09	26,285	3.42
Municipal	5,182	0.67	5,222	0.68

Total loans receivable	779,943	100.00	768,956	100.00

Net deferred origination fees	(285)		(646)
Allowance for losses on loans	(13,033)		(11,761)

Loans receivable, net	$766,625		$756,549

Weighted average yield at end of period	7.01%		8.16%
          The following table sets forth Intermountain’s loan originations for the periods indicated.

	Three Months Ended			Nine months Ended
	September 30,			September 30,
	2008	2007	% Change	2008	2007	% Change
	(Dollars in thousands)
Commercial	$48,544	$43,857	10.7	$173,189	$205,925	(15.9)
Commercial real estate	64,898	47,920	35.4	198,337	194,289	2.1
Residential real estate	20,078	29,079	(31.0)	59,745	75,055	(20.4)
Consumer	2,695	6,587	(59.1)	8,943	16,484	(45.7)
Municipal	165	3,365	(95.1)	640	6,268	(89.8)

Total loans originated	$136,380	$130,808	4.3	$440,854	$498,021	(11.5)

          Total commercial real estate loans, including construction, and land acquisition and development loans comprised 403.2% of estimated Tier 1 capital at September 30, 2008, as compared to 407.7% at June 30, 2008 and 408.4% at September 30, 2007. Construction, acquisition and development loans comprised 260.2% of estimated Tier 1 capital versus 264.9% at June 30, 2008 and 305.2% at September 30, 2007, respectively. For these loan ratios, commercial real estate balances are calculated using guidelines issued as part of more general guidance on real estate concentrations by the federal banking regulators in 2007. As reflected in the figures above, the Company is working to reduce its concentration of construction, acquisition and development loans, with further decreases expected in upcoming periods as existing loans continue to roll off. The Company’s commercial real estate and construction, acquisition and development portfolios are dispersed throughout its market area, with heavier concentrations in north Idaho, Canyon County and the Magic Valley. The Company has relatively limited exposure to the Boise market.
          Office Properties and Equipment. Office properties and equipment increased 6.5% to $44.8 million from $42.1 million at December 31, 2007 due primarily to continued progress on the Sandpoint Center. The building is now complete and the Company’s Sandpoint branch and administrative staff have been relocated. Management is now working to lease the remaining space to other interested parties.
          BOLI and All Other Assets. Bank-owned life insurance (“BOLI”) and other assets increased to $27.3 million at September 30, 2008 from $23.5 million at December 31, 2007. The increase was primarily due to increases in the net deferred tax asset, prepaid expenses and accrued interest receivable. Intangible assets decreased slightly as a result of continuing amortization of the core deposit intangible. As discussed above in the Critical Accounting Policies section, the Company again evaluated its goodwill asset in the third quarter and determined that no impairment existed.
          Deposits. Total deposits increased $12.5 million to $770.4 million at September 30, 2008 from $757.8 million at December 31, 2007. In addition to slowing economic conditions and a reduction in real-estate related customer balances, negative publicity and high rates offered by national banks impacted the Company’s deposit volumes during the nine-month period. However, in this challenging and competitive market environment, the Company increased deposits by $28.7 million in the third quarter as it re-focused on core deposit growth. Management has shifted resources and implemented compensation plans, promotional strategies and new products to spur local deposit growth. It also increased its usage of short-term brokered certificates of deposit in the third quarter to enhance its short-term liquidity position.
          The following table sets forth the composition of Intermountain’s deposits at the dates indicated.

	September 30, 2008		December 31, 2007
	Amount	%	Amount	%
	(Dollars in thousands)
Demand	$147,816	19.2	$159,069	21.0
NOW and money market 0.0% to 6.07%	323,484	42.0	308,857	40.8
Savings and IRA 0.0% to 4.2%	80,290	10.4	87,149	11.5
Certificate of deposit accounts	218,777	28.4	202,763	26.7

Total deposits	$770,367	100.0	$757,838	100.0

Weighted average interest rate on certificates of deposit		3.23%		4.57%

          Borrowings. Deposit accounts are Intermountain’s primary source of funds. Intermountain also relies upon advances from the Federal Home Loan Bank of Seattle, repurchase agreements and other borrowings to supplement its funding and to meet deposit withdrawal requirements. These borrowings totaled $181.8 million and $190.1 million at September 30, 2008 and December 31, 2007, respectively. The decrease resulted from decreases in repurchase agreements and Fed Funds borrowed, partially offset by increases in FHLB advances and credit line borrowing. FHLB advances were used to fund loan growth and the repurchase agreement decreases, as advance rates compared favorably during this period to other borrowing rates. The credit line was utilized to complete the Sandpoint Center. See “Liquidity and Sources of Funds” for additional information.
Interest Rate Risk
          The results of operations for financial institutions may be materially and adversely affected by changes in prevailing economic conditions, including rapid changes in interest rates, declines in real estate market values and the monetary and fiscal policies of the federal government. Like all financial institutions, Intermountain’s net interest income and its NPV (the net present value of financial assets, liabilities and off-balance sheet contracts), are subject to fluctuations in interest rates. Intermountain utilizes various tools to assess and manage interest rate risk, including an internal income simulation model that seeks to estimate the impact of various rate changes on the net interest income and net income of the bank. This model is validated by comparing results against various third-party estimations. Currently, the model and third-party estimates indicate that Intermountain is slightly asset-sensitive. An asset-sensitive bank generally sees improved net interest income and net income in a rising rate environment, as its assets reprice more rapidly and/or to a greater degree than its liabilities. The opposite is true in a falling interest rate environment. When market rates fall, an asset-sensitive bank tends to see declining income. Net interest income results for the past year reflect this, as short-term market rates fell 4.25% over the past 14 months, resulting in significantly lower net interest income and net income levels, particularly in relation to the level of interest-earning assets.
          To minimize the long-term impact of fluctuating interest rates on net interest income, Intermountain promotes a loan pricing policy of utilizing variable interest rate structures that associates loan rates to Intermountain’s internal cost of funds and to the nationally recognized prime lending rate. While this strategy has had adverse impacts in the current unusual rate environment, the approach historically has contributed to a relatively consistent interest rate spread over the long-term and reduces pressure from borrowers to renegotiate loan terms during periods of falling interest rates. Intermountain currently maintains over fifty percent of its loan portfolio in variable interest rate assets.
          Additionally, the extent to which borrowers prepay loans is affected by prevailing interest rates. When interest rates increase, borrowers are less likely to prepay loans. When interest rates decrease, borrowers are generally more likely to prepay loans. However, in the current tight credit markets, prepayment speeds are relatively slow even given the significant drop in interest rates. Prepayments may affect the levels of loans retained in an institution’s portfolio, as well as its net interest income. Intermountain maintains an asset and liability management program intended to manage net interest income through interest rate cycles and to protect its income by controlling its exposure to changing interest rates.
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
          As discussed above, Intermountain uses a simulation model designed to measure the sensitivity of net interest income and net income to changes in interest rates. This simulation model is designed to enable Intermountain to generate a forecast of net interest income and net income given various interest rate forecasts and alternative strategies. The model is also designed to measure the anticipated impact that prepayment risk, basis risk, customer maturity preferences, volumes of new business and changes in the relationship between long-term and short-term interest rates have on the performance of Intermountain. The results of current modeling are within guidelines established by the Company for changes in net interest income, but outside of guidelines for changes in net income, particularly in a 100 and 300 basis point downward adjustment in market rates, a scenario that management believes is unlikely given current market interest rates. The scenario analysis for net income has also been impacted by the lower current year earnings of the Company, which increases the impact of both downward and upward adjustments. In general, model results reflect performance improvement in the case of a rising rate environment, and a marginal additional negative impact in a falling rate environment.

          Intermountain is continuing to pursue strategies to manage the level of its interest rate risk while increasing its long-term net interest income and net income; 1) through the origination and retention of variable and fixed-rate consumer, business banking, construction and commercial real estate loans, which generally have higher yields than residential permanent loans, and 2) by increasing the level of its core deposits, which are generally a lower-cost, less rate-sensitive funding source than wholesale borrowings. There can be no assurance that Intermountain will be successful implementing any of these strategies or that, if these strategies are implemented, they will have the intended effect of reducing interest rate risk or increasing net interest income.
          Intermountain also uses gap analysis, a traditional analytical tool designed to measure the difference between the amount of interest-earning assets and the amount of interest-bearing liabilities expected to reprice in a given period. Intermountain calculated its one-year cumulative repricing gap position to be negative 31% at both September 30, 2008 and December 31, 2007, respectively. Management attempts to maintain Intermountain’s gap position between positive 20% and negative 35%. At September 30, 2008 Intermountain’s gap position was within the recommended guidelines.
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
          Deposits increased to $770.4 million at September 30, 2008 from $757.8 million at December 31, 2007, primarily due to increases in NOW accounts and certificates of deposit. This increase, along with a $25 million increase in Federal Home Loan Bank advances, was used to fund the moderate increase in loan balances and a larger reduction in repurchase agreement balances outstanding. At September 30, 2008 and December 31, 2007, securities sold subject to repurchase agreements were $87.2 million and $124.1 million, respectively. The drop reflected seasonal reductions in municipal customer balances, along with movement of funds by customers to higher-yielding sources, both inside and outside the Bank. These borrowings are required to be collateralized by investments with a market value exceeding the face value of the borrowings. Under certain circumstances, Intermountain could be required to pledge additional securities or reduce the borrowings.
          During the nine months ended September 30, 2008, cash used in investing activities consisted primarily of the funding of new loan volumes. During the same period, cash used in financing activities consisted primarily of decreases in demand deposits, money market accounts and savings deposits, and a reduction in the Company’s repurchase agreements. These reductions were offset by increases in NOW accounts, certificates of deposit, and other borrowings.
          Intermountain’s credit line with FHLB Seattle provides for borrowings up to a percentage of its total assets subject to general collateralization requirements. At September 30, 2008, the Company’s credit line represented a total borrowing capacity of approximately $118.7 million, of which $54.0 million was being utilized. Intermountain also borrows on an unsecured basis from correspondent banks and other financial entities. Correspondent banks and other financial entities provided additional borrowing capacity of $141.3 million at September 30, 2008. As of September 30, 2008 there were no unsecured funds borrowed.
          Intermountain maintains an active liquidity monitoring and management plan, and has worked aggressively over the past year to expand its sources of alternative liquidity. In addition to the sources indicated above, the Company is finalizing a new credit line with the Federal Reserve with an expected initial borrowing capability of approximately $25 million, marketing the CDARs deposit exchange and purchase program, and maintaining its strong ratings with the national certificate of deposit brokers. Given extremely volatile conditions in the third quarter, the Company took additional protective measures to enhance liquidity, including intensive customer education and communication efforts, movement of funds into highly liquid assets and increased emphasis on deposit-gathering efforts. Because of its relatively low reliance on non-core funding sources and the additional efforts undertaken to improve liquidity discussed above, management believes that the Company’s liquidity risk is moderate and manageable.
Capital Resources
          Intermountain’s total stockholders’ equity was $89.0 million at September 30, 2008, compared with $90.1 million at December 31, 2007. The decrease in total stockholders’ equity was primarily due to an increase in the unrealized loss on the investment portfolio. This offset the gains resulting from retaining the net income of the Company. Stockholders’ equity was 8.5% of total assets at September 30, 2008 and 8.6% at December 31, 2007.

          At September 30, 2008, Intermountain had an unrealized loss of $3.0 million, net of related income taxes, on investments classified as available-for-sale, as compared to an unrealized gain of $1.3 million, net of related income taxes, on investments classified as available-for-sale at December 31, 2007. The sale of the $32.0 million investment security at a pre-tax gain of $2.2 million, illiquid markets for some of the Company’s securities, and increasing long-term market rates decreased the market value of the securities, resulting in the unrealized loss. Fluctuations in prevailing interest rates and turmoil in global debt markets continue to cause volatility in this component of accumulated comprehensive loss in stockholders’ equity and may continue to do so in future periods.
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
          Intermountain and Panhandle are required by applicable regulations to maintain certain minimum capital levels and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier I capital to average assets. Intermountain and Panhandle plan to maintain their capital resources and regulatory capital ratios through the retention of earnings and the management of the level and mix of assets, although there can be no assurance in this regard. At September 30, 2008, Intermountain exceeded both its internal guidelines and all such regulatory capital requirements and was “well-capitalized” pursuant to FFIEC regulations. Given current economic conditions, the Company’s internal standards call for minimum capital levels higher than those required by regulators to be considered “well capitalized.”
On October 3, 2008, Congress approved and the President signed the Emergency Economic Stabilization Act of 2008 (the “Act”). The Troubled Assets Relief Program (“TARP”) is the heart of the Act and provides the Secretary of the Treasury the authority to purchase troubled assets from eligible financial institutions in an aggregate amount of up to $700 billion. Under the Act, the Treasury created the Capital Purchase Program (“CPP”) that enables the federal government to purchase equity in participating financial institutions to help restore credit markets. Application to participate in the CPP must be submitted by November 14, 2008. Management is currently evaluating the terms of the program to determine whether it will apply.
          The following tables set forth the amounts and ratios regarding actual and minimum core Tier 1 risk-based and total risk-based capital requirements, together with the amounts and ratios required in order to meet the definition of a “well-capitalized” institution as reported on the quarterly FFIEC call report at September 30, 2008.

					Well-Capitalized
	Actual		Capital Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets):
The Company	$107,394	11.87%	$72,366	8%	$90,458	10%
Panhandle State Bank	108,603	12.01%	72,367	8%	90,459	10%
Tier I capital (to risk-weighted assets):
The Company	96,065	10.62%	36,183	4%	54,275	6%
Panhandle State Bank	97,274	10.75%	36,184	4%	54,275	6%
Tier I capital (to average assets):
The Company	96,065	9.28%	41,405	4%	51,757	5%
Panhandle State Bank	97,274	9.46%	41,131	4%	51,414	5%
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

          The following table represents Intermountain’s on-and-off balance sheet aggregate contractual obligations to make future payments as of September 30, 2008.

	Payments Due by Period
		Less than			More than
	Total	1 year	1 to 3 years	3 to 5 years	5 years
	(Dollars in thousands)
Long-term debt (1)	$84,596	$1,616	$12,721	$32,241	$38,018
Short-term debt (1)	125,922	125,922	—	—	—
Capital lease obligations	—	—	—	—	—
Operating lease obligations (2)	14,190	1,054	1,501	1,323	10,312
Purchase obligations (3)	488	488	—	—	—
Other long-term liabilities reflected on the registrant’s balance sheet under GAAP	—	—	—	—	—

Total	$225,196	$129,080	$14,222	$33,564	$48,330

(1)	Includes interest payments.

(2)	Excludes recurring accounts payable, accrued expenses and other liabilities, repurchase agreements and customer deposits, all of which are recorded on the Company’s balance sheet.

(3)	The Company is completing construction of the 94,000 square foot Sandpoint Center. The Sandpoint branch and administrative staff were relocated to the Sandpoint Center during the second quarter of 2008.
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
On October 10, 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. The FSP clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP is effective immediately, and includes prior period financial statements that have not yet been issued, and therefore the Company is subject to the provision of the FSP effective September 30, 2008. See Notes to Financial Statements, Note 7, Fair Value Measurements for further discussion of the impact of SFAS No. 157 and the additional guidance issued.
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
In December 2007, the FASB issued Statement No. 141(R) — Business Combinations. This statement replaces FASB Statement No. 141 — Business Combinations. SFAS No. 141(R) establishes principles and requirements for how an acquiring company (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The new standard is effective for the Company on January 1, 2009. The Company is currently evaluating the impact of adopting SFAS No. 141(R) on the Consolidated Financial Statements, but does not expect any material impact unless the Company engages in new business combinations.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 requires specific disclosures regarding the location and amounts of derivative instruments in the Company’s financial statements; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect the Company’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued and for fiscal years and interim periods after November 15, 2008. Early application is permitted. SFAS 161 impacts the Company’s disclosure, but not its accounting treatment for derivative instruments and related hedged items. The Company’s adoption of SFAS 161 will impact the disclosures in the Consolidated Financial Statements.
In May 2008, FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the Unites States (the GAAP hierarchy). SFAS No. 162 divides the body of GAAP into four categories by level of authority. This statement is effective in the fourth quarter of 2008.
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
Item 4 — Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures: An evaluation of Intermountain’s disclosure controls and procedures (as required by section 13a — 15(b) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of Intermountain’s management, including the Chief Executive Officer and the Chief Financial Officer. Our Chief Executive Officer and Chief Financial Officer concluded that based on that evaluation, our disclosure controls and procedures as currently in effect are effective, as of September 30, 2008, in ensuring that the information required to be disclosed by us in the reports we file or submit under the Act is (i) accumulated and communicated to Intermountain’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
(b) Changes in Internal Control over Financial Reporting: In the nine months ended September 30, 2008, there were no changes in Intermountain’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, Intermountain’s internal control over financial reporting.

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
Item 1A Risk Factors
As a financial holding company, our earnings are dependent upon the performance of our bank as well as business, economic and political conditions.
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
A further downturn in the local economies or real estate markets could negatively impact our banking business.
     The Company has a high concentration in the real estate market and a downturn in the local economies or real estate markets could negatively impact our banking business. Because we primarily serve individuals and businesses located in northern, southwestern and southcentral Idaho, eastern Washington and southeastern Oregon, a significant portion of our total loan portfolio is originated in these areas or secured by real estate or other assets located in these areas. As a result of this geographic concentration, the ability of customers to repay their loans, and consequently our results, are impacted by the economic and business conditions in our market areas. While the Pacific Northwest economy typically lags the national economy, the effects of the global and national economic slowdown have impacted our market area. Any additional adverse economic or business developments or natural disasters in these areas could cause uninsured damage and other loss of value to real estate that secures our loans or could negatively affect the ability of borrowers to make payments of principal and interest on the underlying loans. In the event of such adverse development or natural disaster, our results of operations or financial condition could be adversely affected. Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and we would more likely suffer losses on defaulted loans.
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
We cannot predict the effect of the recently enacted federal rescue plan.
     Congress recently enacted the Emergency Economic Stabilization Act of 2008, which is intended to stabilize the financial markets, including providing funding of up to $700 billion to purchase troubled assets and loans from financial institutions. The legislation also increases the amount of deposit account insurance coverage from $100,000 to $250,000 for interest-bearing deposit accounts and non-interest bearing transaction accounts, the latter of which are fully insured until December 31, 2009. Most recently, the federal government agreed to invest $125 billion in preferred stock of nine U.S. financial institutions, and to make available up to another $125 billion for investment in preferred stock of other U.S. financial institutions, on certain terms and conditions. The full effect of this wide-ranging legislation on the national economy and financial institutions, particularly on mid-sized institutions like us, cannot now be predicted.

Changes in market interest rates could adversely affect our earnings.
     Our earnings are impacted by changing market interest rates. Changes in market interest rates impact the level of loans, deposits and investments, the credit profile of existing loans, the rates received on loans and investment securities, and the rates paid on deposits and borrowings. One of our primary sources of income from operations is net interest income, which is equal to the difference between the interest income received on interest-earning assets (usually loans and investment securities) and the interest expense incurred in connection with interest-bearing liabilities (usually deposits and borrowings). These rates are highly sensitive to many factors beyond our control, including general economic conditions, both domestic and foreign, and the monetary and fiscal policies of various governmental and regulatory authorities. Net interest income can be affected significantly by changes in market interest rates. Changes in relative interest rates may reduce net interest income as the difference between interest income and interest expense decreases.
     Market interest rates have shown considerable volatility over the past several years. After rising through much of 2005 and the first half of 2006, short-term market rates flattened and the yield curve inverted through the latter half of 2006 and the first half of 2007. In this environment, short-term market rates were higher than long-term market rates, and the amount of interest we paid on deposits and borrowings increased more quickly than the amount of interest we received on our loans, mortgage-related securities and investment securities. In the latter half of 2007 and throughout 2008, short-term market rates declined significantly and unexpectedly, causing asset yields to decline and margin compression to occur. If this trend continues, it could cause our net interest margin to decline further and profits to decrease.
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

Additional market concern over investment securities backed by mortgage loans could create losses in the Company’s investment portfolio
          A majority of the Company’s investment portfolio is comprised of securities where mortgages are the underlying collateral. These securities include agency-guaranteed mortgage backed securities and collateralized mortgage obligations, and non-agency-guaranteed collateralized mortgage obligations. With the national downturn in real estate markets and the rising mortgage delinquency and foreclosure rates, investors are increasingly concerned about these securities. The potential for subsequent discounting, if deemed to be other than a temporary impairment, could lead to the permanent impairment in the value of these investments. This impairment could negatively impact earnings and the Company’s capital position.
We may not be able to successfully implement our internal growth strategy.
     We have pursued and intend to continue to pursue an internal growth strategy, the success of which will depend primarily on generating an increasing level of loans and deposits at acceptable risk levels and terms, without proportionate increases in non-interest expenses. There can be no assurance that we will be successful in implementing our internal growth strategy. Furthermore, the success of our growth strategy will depend on maintaining sufficient regulatory capital levels and on continued favorable economic conditions in our market areas.
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

     Our loans are primarily secured by real estate, including a concentration of properties located in northern, southwestern and southcentral Idaho, eastern Washington and southeastern Oregon. While the Pacific Northwest economy has generally outperformed the rest of the nation in recent years, the effects of a slowdown are being felt. A continued deterioration in the regional economy could adversely affect cash flows for both commercial and individual borrowers, thus causing the Company to experience increases in problem assets, delinquencies, and losses on loans. If an earthquake, volcanic eruption or other natural disaster were to occur in one of our major market areas, loan losses could occur that are not incorporated in the existing allowance for loan losses.
We are expanding our lending activities into potentially riskier areas.
     We have identified commercial real estate and commercial business loans as areas for increased lending emphasis. While increased lending diversification is expected to increase interest income, non-residential loans carry greater historical risk of payment default than long-term residential real estate loans. As the volume of these loans increase, credit risk may increase. In the event of substantial borrower defaults, our provision for loan losses would increase and therefore, earnings would be reduced. As the Company lends in diversified areas such as commercial real estate, commercial, agricultural, real estate, commercial construction and residential construction, the Company may incur additional risk if one lending area experienced difficulties due to economic conditions.
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
     Current weakness in the subprime mortgage market is spreading into all mortgage markets and generally impacting lending operations of many financial institutions. The Company is not significantly involved in subprime mortgage activities, so its current direct exposure is limited. However, to the extent the subprime market volatility affects the marketability of all mortgage loans, the real estate market, and consumer spending in general, it may have an indirect adverse impact on the Company’s lending operations, loan balances and non-interest income and, ultimately, its net income.
The FDIC has increased insurance premiums to rebuild and maintain the federal deposit insurance fund.
     Due to recent events and the state of the economy, the FDIC has increased federal deposit insurance premiums beginning in the first quarter of 2009 to double what we have recently paid. The increase of these premiums will add to our cost of operations and could have a significant impact on the bank.
Negative publicity regarding the liquidity of financial institutions may have a negative impact on Company operations
     Publicity and press coverage of the banking industry has been decidedly negative recently. Continued negative reports about the industry may cause both customers and shareholders to question the safety, soundness and liquidity of banks in general or our bank in particular. This may have an adverse impact on both the operations of the Company and its stock price.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
          Not applicable.

Item 3 — Defaults Upon Senior Securities
          Not applicable.
Item 4 — Other Information
          Not Applicable
Item 5 — Exhibits

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

INTERMOUNTAIN COMMUNITY BANCORP
(Registrant)

November 6, 2008 Date	By:	/s/ Curt Hecker Curt Hecker
President
and Chief Executive Officer

November 6, 2008 Date	By:	/s/ Doug Wright Doug Wright
Executive Vice President
and Chief Financial Officer