Form 10-K
period 2008-12-31
INTERMOUNTAIN COMMUNITY BANCORP
filed 2009-03-17
CIK 1284506

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

COMMISSION FILE NUMBER 000-50667

INTERMOUNTAIN COMMUNITY BANCORP
(Exact name of registrant as specified in its charter)

Idaho	82-0499463
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

414 Church Street, Sandpoint, ID 83864
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

☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☑ Smaller reporting Company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

As of June 30, 2008, the aggregate market value of the common equity held by non-affiliates of the registrant, computed by reference to the average of the bid and asked prices on such date as reported on the OTC Bulletin Board, was $47,100,000.

The number of shares outstanding of the registrant’s Common Stock, no par value per share, as of March 2, 2009 was 8,357,755.

DOCUMENTS INCORPORATED BY REFERENCE

Specific portions of the registrant’s Proxy Statement dated March 20, 2009 are incorporated by reference into Part III hereof.

PART I

Forward-Looking Statements

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report and Form 10-K may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about management’s plans, objectives, expectations and intentions that are not historical facts, and other statements identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “should,” “projects,” “seeks,” “estimates” or words of similar meaning. These forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations in the forward-looking statements, including those set forth in this Annual Report and Form 10-K, or the documents incorporated by reference:

•	the inflation and interest rate levels, and market and monetary fluctuations;

•	the risks associated with lending and potential adverse changes in credit quality;

•	changes in market interest rates, which could adversely affect our net interest income and profitability;

•	increased delinquency rates;

•	our success in managing risks involved in the foregoing:

•	trade, monetary and fiscal policies and laws, including interest rate and income tax policies of the federal government;

•	applicable laws and regulations and legislative or regulatory changes;

•	the timely development and acceptance of new products and services of Intermountain;

•	the willingness of customers to substitute competitors’ products and services for Intermountain’s products and services;

•	Intermountain’s success in gaining regulatory approvals, when required;

•	technological and management changes;

•	changes in estimates and assumptions;

•	growth and acquisition strategies;

•	the Company’s critical accounting policies and the implementation of such policies;

•	lower-than-expected revenue or cost savings or other issues in connection with mergers and acquisitions;

•	changes in consumer spending, saving and borrowing habits;

•	the strength of the United States economy in general and the strength of the local economies in which Intermountain conducts its operations;

•	declines in real estate values supporting loan collateral; and

•	Intermountain’s success at managing the risks involved in the foregoing.

Additional factors that could cause actual results to differ materially from those expressed in the forward-looking statements are discussed in Risk Factors in Item 1A. Please take into account that forward-looking statements speak only as of the date of this Annual Report and Form 10-K or documents incorporated by reference. The Company does not undertake any obligation to publicly correct or update any forward-looking statement if we later become aware that it is not likely to be achieved.

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

In 2006, Intermountain also opened a Trust & Wealth division, and purchased a small investment company, Premier Alliance, which now operates as Intermountain Community Investment Services (ICI). The acquisition and development of these services improves the Company’s ability to provide a full-range of financial services to its targeted customers. In 2007, the Company relocated its Spokane Valley office to a larger facility housing retail, commercial, and mortgage banking functions and administrative staff. In the second quarter of 2008, the Bank completed the Sandpoint Center, its new corporate headquarters, and relocated the Sandpoint branch and administrative staff into the building.

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

The Bank’s primary service area covers three distinct geographical regions. The north Idaho and eastern Washington region encompasses the four northernmost counties in Idaho, including Boundary County, Bonner County, Shoshone County and Kootenai County and Spokane County in eastern Washington. The north Idaho region is heavily forested and contains numerous lakes. As such, the economies of these counties are primarily based on tourism, real estate development and natural resources, including logging, mining and agriculture. Both Kootenai and Bonner County have also experienced additional light industrial, high-tech, commercial, retail and medical development over the past ten years. Shoshone County is experiencing residential and tourism development relating to the outdoor recreation industry in the area. The Spokane County economy is the most diverse in eastern

Washington. There is an emergence of new high tech industries, as well as an established base of mature businesses in the manufacturing, health care and service industries.

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

Reflecting national and global economic trends, growth in nearly all of the Bank’s market areas has slowed significantly over the past 18 months. Spokane County and the bank’s agricultural counties have experienced stronger market conditions, while Canyon, Kootenai, Bonner, Shoshone and Boundary Counties have experienced more severe downturns. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” below for more discussion of current and anticipated market conditions.

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

Primary Market Area

The Company conducts its primary banking business through its bank subsidiary, Panhandle State Bank. The Bank maintains its main office in Sandpoint, Idaho and has 18 other branches. In addition to the main office, seven branch offices operate under the name of Panhandle State Bank. Eight branches are operated under the name Intermountain Community Bank, a division of Panhandle State Bank, and three branches operate under the name Magic Valley Bank, a division of Panhandle State Bank. Sixteen of the Company’s branches are located throughout Idaho in the cities of Bonners Ferry, Caldwell, Coeur d’Alene, Fruitland, Gooding, Kellogg, Nampa, Payette, Ponderay, Post Falls, Priest River, Rathdrum, Sandpoint, Twin Falls and Weiser. One branch is located in Spokane Valley, Washington and one branch is located in Spokane, Washington. In addition, the Company has one branch located in Ontario, Oregon. The Company focuses its banking and other services on individuals, professionals, and small to medium-sized businesses throughout its market area. On December 31, 2008, the Company had total consolidated assets of $1.1 billion.

Competition

Based on total asset size as of December 31, 2008, the Company continues to be the largest independent community bank headquartered in Idaho. The Company competes with a number of international banking groups, out-of-state banking companies, state-wide banking organizations, and several local community banks, as well as savings banks, savings and loans, credit unions and other non-bank competitors throughout its market area. Banks and similar financial institutions compete based on a number of factors, including price, customer service, convenience, technology, local market knowledge, operational efficiency, advertising and promotion, and reputation. In competing against other institutions, the Company focuses on delivering highly personalized customer service with an emphasis on local decision-making. It recruits, retains and motivates seasoned, knowledgeable bankers who have worked in the Company’s market areas for extended periods of time and supports them with current technology. Product offerings, pricing and location convenience are generally competitive with other banks in its market areas. The Company seeks to differentiate itself based on the high skill levels and local knowledge of its staff, combined with sophisticated relationship management and profit systems that pinpoint marketing and service opportunities. The Company has employed these competitive tools to grow both market share and profitability over the past several years. Based on the June 2008 FDIC survey of banking institutions, the Company is the market share leader in deposits in five of the eleven counties in which it operates.

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

Commercial Loans.  The Bank offers a wide range of loans and open-end credit arrangements to businesses of small and moderate size, from small sole proprietorships to larger corporate entities, with purposes ranging from working capital and inventory acquisition to equipment purchases and business expansion. The Bank also participates in the Small Business Administration (“SBA”) and USDA financing programs. Operating loans or lines of credit typically carry annual maturities. Straight maturity notes are also available, in which the maturities match the anticipated receipt of specifically identified repayment sources. Term loans for purposes such as equipment purchases, expansion, term working capital, and other purposes generally carry terms that match the borrower’s cash flow capacity, typically with maturities of three years or longer. Risk is controlled by applying sound, consistent underwriting guidelines, concentrating on relationship loans as opposed to transaction type loans, and establishing sound alternative repayment sources, such as collateral or strong guarantor support. Government guaranty programs are also utilized when appropriate.

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

Real Estate Loans.  For consumers, the Bank offers first mortgage loans to purchase or refinance homes, home improvement loans and home equity loans and credit lines. Conforming 1st mortgage loans are offered with up to 30-year maturities, while typical maturities for 2nd mortgages (home improvement and home equity loans and lines) are as stated below under “Consumer Loans.” Lot acquisition and construction loans are also offered to consumers with typical terms up to 36 months (interest only loans are also available) and up to 12 months (with six months’ extension), respectively. Loans for purchase, construction, rehabilitation or repurchase of commercial and industrial properties are also available through the Bank, as are property development loans, with up to two-year terms typical for construction and development loans, and up to 10 years for term loans (generally with re-pricing after three, five or seven years). Risk is mitigated by selling the conventional residential mortgage loans (currently nearly 100% are sold) and underwriting 2nd mortgage products for potential sale. Commercial real estate loans are generally confined to owner-occupied properties unless there is a strong customer relationship or sound business project justifying otherwise. All commercial real estate loans are restricted to borrowers with established track records and financial wherewithal. Project due diligence is conducted by the Bank, to help provide for adequate contingencies, collateral and/or government guaranties. With current housing market conditions, the Bank has tightened underwriting standards for residential acquisition, development and construction loans considerably, resulting in substantially lower production volumes for these types of loans.

Consumer Loans.  The Bank offers a variety of consumer loans, including personal loans, motor vehicle loans, boat loans, recreational vehicle loans, home improvement loans, home equity loans, open-end credit lines, both secured and unsecured, and overdraft protection credit lines. The Bank’s terms and underwriting on these loans are consistent with what is offered by competing community banks and credit unions. Loans for the purchase of new autos typically range up to 60 months. Loans for the purchase of smaller RV’s, pleasure crafts and used vehicles range up to 60 months. Loans for the purchase of larger RV’s and larger pleasure crafts, mobile homes, and home equity loans range up to 120 months (180 months if credit factors and value warrant). Unsecured loans are usually limited to two years, except for credit lines, which may be open-ended but are generally reviewed by the Bank periodically. Relationship lending is emphasized, which, along with credit control practices, minimizes risk in this type of lending.

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

Investment Services

The Bank provides non-FDIC insured investment services through its division, Intermountain Community Investments (“ICI”). Products offered by ICI to its customers include annuities, equity and fixed income securities, mutual funds, insurance products and brokerage services. The Bank offers these products in a manner consistent with the principles of prudent and safe banking and in compliance with applicable laws, rules, regulations and regulatory guidelines. The Bank earns fees for providing these services.

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

Other Services

These services include automated teller machines (“ATMs”), debit cards, safe deposit boxes, merchant credit card acceptance services, savings bonds, remote deposit capture, direct deposit, night deposit, cash management services, internet and phone banking services, VISA/Mastercard credit cards and ACH origination services. The Bank is a member of the Star, Plus, Exchange, Interlink and Accell ATM networks. New products and services introduced in 2008 include identity theft protection, Certificate of Deposit Account Registry Service (“CDARS”) certificates of deposit, and EZ Points, a debit and credit card rewards program.

Loan Portfolio

The loan portfolio is the largest component of earning assets. In 2008, the Company increased total gross loans by 0.04% or $317,000. Commercial loans increased $13.5 million or 2% over 2007, which offset declines in both residential real estate and consumer loans.

During 2008, the Company experienced a downturn in loan originations caused by a slowing economy, lower demand, and tighter underwriting standards. In particular, the Company tightened standards and reduced concentrations in residential land, subdivision development and construction lending, as the housing market continued to decline. While overall demand for agriculture, commercial and commercial real estate loans also softened, the Company was able to increase loan balances in its newer markets. In a difficult economic climate, the Bank continues to pursue quality loans using conservative underwriting and control practices, and is expanding its emphasis on SBA, USDA and other financing assistance programs. The Company has also responded to declining economic conditions by more aggressively monitoring and managing its existing loan portfolio, and adding expertise and resources to these efforts. Bank lending staff continue to utilize relationship pricing models and techniques to manage interest rate risk and increase customer profitability.

The Company’s loan yields also fell in 2008 as the Federal Reserve dropped its target rate from 4.25% at the beginning of the year down to a range between 0.00% and 0.25% at the end. Other market rates, including the Wall Street Journal prime lending rate, the London Interbank Offered Rate (“LIBOR”) and Federal Home Loan Bank Advance rates also dropped, pulling down the Company’s loan yields.

In 2007, the Company increased total gross loans by 14%, or $93.2 million. Commercial loans, including commercial real estate loans, contributed the highest percentage growth in 2007, increasing $96.1 million or 18% over 2006.

In 2006, the total loan portfolio increased 20%, with commercial loans, including commercial real estate loans, contributing the highest percentage growth, 24% over 2005. In November 2004, the Bank acquired Snake River Bancorp, Inc. and its subsidiary bank, Magic Valley Bank, which contributed $65.5 million in net loans receivable at the acquisition date.

The following table contains information related to the Company’s loan portfolio for the five-year period ended December 31, 2008 (dollars in thousands).

	December 31,
	2008	2007	2006	2005	2004

Commercial loans	$636,982	$623,439	$527,345	$425,005	$304,783
Residential loans	103,937	114,010	112,569	107,554	94,170
Consumer loans	23,245	26,285	31,800	29,109	24,245
Municipal loans	5,109	5,222	4,082	2,856	2,598

Total loans	769,273	768,956	675,796	564,524	425,796
Allowance for loan losses	(16,433)	(11,761)	(9,837)	(8,100)	(6,902)
Deferred loan fees, net of direct origination costs	(225)	(646)	(1,074)	(971)	(234)

Loans receivable, net	$752,615	$756,549	$664,885	$555,453	$418,660

Weighted average rate	6.38%	8.16%	8.65%	7.90%	6. 81%

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

During 2007, the Company modified its risk grade allocation factors to better reflect varying loss experiences in different types of loans. As of December 31, 2008, the risk factors range from cash equivalent secured loans (Risk Grade “1”) to “doubtful/loss” (Risk Grade “8”). Risk Grades “3”, “5”, “6”, “7” and “8” closely reflect the FDIC’s definitions for “Satisfactory,” “Special Mention,” “Substandard”, “Doubtful” and “Loss”, respectively. Risk Grade “4” is an internally designated “Watch” category. At December 31, 2008, the Company had $7.3 million in the Special Mention, $50.8 million in the substandard, $3.0 million in the Doubtful and $0 in the Loss loan categories. The majority of the classified loans were real-estate related, reflecting the downturn in the real estate sector of the economy, particularly in the land development and residential construction sectors.

Non-accrual loans are those loans that have become delinquent for more than 90 days (unless well-secured and in the process of collection). Placement of loans on non-accrual status does not necessarily mean that the outstanding loan principal will not be collected, but rather that timely collection of principal and interest is in question. When a loan is placed on non-accrual status, interest accrued but not received is reversed. The amount of interest income which would have been recorded in fiscal 2008, 2007, 2006, 2005 and 2004 on non-accrual loans was approximately $1.5 million, $161,000, $21,000, $95,000 and $55,000, respectively. A non-accrual loan may be restored to accrual status when principal and interest payments are brought current or when brought to 90 days or less delinquent and continuing payment of principal and interest is expected.

As of December 31, 2008, there were a total of $27.3 million in identified loans which were not in compliance with the stated terms of the loan or otherwise presented additional credit risk to the Company. Of these loans, $913,000 were loans past due 90 days and still accruing interest and $26.4 million were non-accrual loans.

Information with respect to non-performing loans, troubled debt restructures and other non-performing assets is as follows (dollars in thousands):

	December 31,
	2008	2007	2006	2005	2004

Non-accrual loans	$26,365	$5,569	$1,201	$807	$1,218
Non-accrual loans as a percentage of net loans receivable	3.50%	0.74%	0.18%	0.14%	0.29%
Total allowance related to these loans	$6,856	$585	$531	$341	$413
Interest income recorded on these loans	$1,193	$270	$230	$8	$10
Troubled debt restructured loans(1)	$13,424	$—	$—	$—	$—

(1)	Loans restructured and in compliance with modified terms; excludes non-accrual loans

Loan Quality

	At December 31,
	2008	2007	2006	2005	2004
	($ in thousands)

Loans past due in excess of 90 days and still accruing	$913	$797	$87	$456	$308
Non-accrual loans	26,365	5,569	1,201	807	1,218

Total non-performing loans	27,278	6,366	1,288	1,263	1,526
REO	4,541	1,682	795	18	799

Total non-performing assets (“NPA”)	$31,819	$8,048	$2,083	$1,281	$2,325

Total non-performing loans as a % of net loans receivable	3.62%	0.84%	0.19%	0.23%	0.36%
Total NPA as a % of loans receivable	4.23%	1.06%	0.31%	0.23%	0.56%
Allowance for loan losses (“ALLL”) as a % of non-performing loans	60.2%	184.7%	763.7%	641.3%	452.3%
Total NPA as a % of total assets	2.88%	0.77%	0.23%	0.17%	0.39%
Total NPA as a % of tangible capital + ALLL	27.75%	8.99%	2.76%	2.14%	5.99%

The $20.8 million increase in non-accrual loans from December 31, 2007 to December 31, 2008 consists primarily of residential land, subdivision and construction loans where repayment is primarily reliant on selling the asset. The Company has evaluated the borrowers and the collateral underlying these loans and determined the probability of recovery of the loans’ principal balance. Given the volatility in the current housing market, the Company continues to monitor these assets closely and revalue the collateral on a frequent and periodic basis. This re-evaluation may create the need for additional write-downs or additional loss reserves on these assets.

Allowance for Loan Losses

The allowance for loan losses is based upon management’s assessment of various factors including, but not limited to, current and future economic trends, historical loan losses, delinquencies, and underlying collateral values, as well as current and potential risks identified in the loan portfolio. The allowance is evaluated on a monthly basis by management. The methodology for calculating the allowance is discussed in more detail below. An allocation is also included for unfunded commitments, however this allocation is recorded as a liability, as required by bank regulatory guidance issued in early 2007.

Allocation of the Allowance for Loan Losses
and Non-Accrual Loans Detail
(Dollars in thousands)

	December 31, 2008
	Percent of
	Loans to	Gross		Non-Accrual
	Total Loans	Loans	Allowance	Loans

Commercial loans	82.81%	$636,982	$14,277	$22,783
Residential loans	13.51	103,937	1,653	3,491
Consumer loans	3.02	23,245	452	91
Municipal loans	0.66	5,109	51	—

Totals	100.00%	$769,273	$16,433	$26,365

	December 31, 2007
	Percent of
	Loans to	Gross		Non-Accrual
	Total Loans	Loans	Allowance	Loans

Commercial loans	81.07%	$623,439	$9,965	$4,732
Residential loans	14.83	114,010	1,196	837
Consumer loans	3.42	26,285	571	—
Municipal loans	0.68	5,222	29	—

Totals	100.00%	$768,956	$11,761	$5,569

	December 31, 2006
	Percent of
	Loans to	Gross		Non-Accrual
	Total Loans	Loans	Allowance	Loans

Commercial loans	78.03%	$527,345	$7,924	$1,201
Residential loans	16.66	112,569	1,543	—
Consumer loans	4.71	31,800	339	—
Municipal loans	0.60	4,082	31	—

Totals	100.00%	$675,796	$9,837	$1,201

	December 31, 2005
	Percent of
	Loans to	Gross		Non-Accrual
	Total Loans	Loans	Allowance	Loans

Commercial loans	75.28%	$425,005	$5,793	$671
Residential loans	19.05	107,554	1,827	10
Consumer loans	5.16	29,109	450	126
Municipal loans	0.51	2,856	30	—

Totals	100.00%	$564,524	$8,100	$807

	December 31, 2004
	Percent of
	Loans to	Gross		Non-Accrual
	Total Loans	Loans	Allowance	Loans

Commercial loans	71.58%	$304,783	$4,844	$1,036
Residential loans	22.11	94,170	1,710	175
Consumer loans	5.70	24,245	307	7
Municipal loans	0.61	2,598	41	—

Totals	100.00%	$425,796	$6,902	$1,218

Commercial loans in the table above include commercial real estate loans, as well as residential land, subdivision acquisition and development, and builder loans, where the borrower is not a consumer.

During 2007, the company changed its method of calculating its loan loss allowance in line with bank regulatory guidance issued earlier that year. It continued to refine this methodology in 2008 with improved modeling and collateral valuation analysis. The loan portfolio is segregated into loans for which a specific reserve is calculated by management, and loans for which a reserve is calculated using an allowance model. For loans with a specific reserve, management evaluates each loan and derives the reserve based on such factors as expected collectability, collateral value and guarantor support. For loans with reserves calculated by the model, the model mathematically derives a base reserve allocation for each loan using probability of default and loss given default rates based on both historical and industry experience. This base reserve allocation is then modified by management considering factors such as the current economic environment, portfolio delinquency trends, collateral valuation trends, quality of underwriting and quality of collection activities. The reserves derived from the model are modified by management, then added to the reserve for specifically identified loans to produce the total reserve. Management believes that this methodology provides a more accurate, reliable and verifiable reserve calculation and is in compliance with recent regulatory guidance. The Bank’s total allowance for loan losses was 2.14% of total loans at December 31, 2008 and 1.53% of total loans at December 31, 2007. The following table provides additional detail on the allowance.

Analysis of the Allowance for Loan Losses

	December 31,
	2008(1)	2007(1)	2006(1)	2005(1)	2004
	(Dollars in thousands)

Balance Beginning December 31	$(11,761)	$(9,837)	$(8,100)	$(6,309)	$(5,118)
Charge-Offs
Commercial Loans	5,237	1,523	283	307	535
Residential Loans	173	—	9	21	44
Consumer Loans	783	521	501	464	164
Municipal Loans	—	—	—	—	—

Total Charge-offs	6,193	2,044	793	792	743
Recoveries
Commercial Loans	(253)	(34)	(8)	(187)	(131)
Residential Loans	—	(9)	(4)	(19)	(23)
Consumer Loans	(228)	(32)	(435)	(68)	(40)
Municipal Loans	—	—	—	—	—

Total Recoveries	(481)	(75)	(447)	(274)	(194)
Net charge-offs	5,712	1,969	346	518	549
Transfers	—	3	65	(176)	—
Provision for loan loss	(10,384)	(3,896)	(2,148)	(2,229)	(1,438)
Addition from acquisition	—	—	—	—	(1,108)
Sale of loans	—	—	—	96	213

Balance at end of period	$(16,433)	$(11,761)	$(9,837)	$(8,100)	$(6,902)
Ratio of net charge-offs to loans outstanding	0.75%	0.26%	0.06%	0.09%	0.13%
Allowance — Unfunded Commitments
Balance Beginning December 31	$(18)	$(482)	$(417)	$(593)	N/A
Adjustment	5	467	—	—	N/A
Transfers	—	(3)	(65)	176	N/A

Allowance — Unfunded Commitments at end of period	$(13)	$(18)	$(482)	$(417)	N/A

(1)	The allowance analysis has been adjusted for the periods 2008, 2007, 2006 and 2005 to segregate the allowance for loan losses from an allowance for unfunded commitments, per new bank regulatory guidance issued in 2007. Information to accurately segregate the unfunded commitments was not available and the corresponding amount not considered material prior to 2005.

In November 2004, the Bank acquired Snake River Bancorp, Inc, and its subsidiary bank, Magic Valley Bank. Total loans of approximately $65.5 million were acquired which was net of a $1.1 million allowance for loan losses. The loan portfolio acquired from Magic Valley Bank is similar to the Bank’s existing loan portfolio. Therefore, the Bank’s current process for assessing the allowance for loan loss was applied to the Magic Valley Bank portfolio for all years presented.

The following table details loan maturity and repricing information for fixed and variable rate loans.

Maturity and Repricing for the Bank’s
Loan Portfolio at December 31, 2008

Loan Repricing	Fixed Rate	Variable Rate	Total Loans
	(Dollars in thousands)

0-90 days	$27,956	$215,763	$243,719
91-365 days	65,915	143,291	209,206
1 year-5 years	129,717	98,121	227,838
5 years or more	79,483	9,027	88,510

Total	$303,071	$466,202	$769,273

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

As of December 31, 2008, the Bank’s loan portfolio by loan type was:

Commercial	29.58%
Commercial real estate	53.23%
Residential real estate	13.51%
Consumer	3.02%
Municipal	0.66%

Commercial real estate loans in the table above include residential land, subdivision acquisition and development, and builder loans, where the borrower is not a consumer.

These concentrations are typical for the markets served by the Bank, and management believes that they are comparable with those of the Bank’s peer group (banks of similar size and operating in the same geographic areas). At December 31, 2008, approximately 67% of the total loan portfolio was secured by real estate.

Management does not consider the commercial portfolio total to present a concentration risk, and feels that there is adequate diversification by type, industry, and geography to further mitigate risk. The agricultural portfolio, which is included in commercial loans, represents a larger percentage of the loans in the Bank’s southern Idaho region. At December 31, 2008, agricultural loans and agricultural real estate loans represent approximately 11.5% and 3.2% of the total loan portfolio, respectively. The agricultural portfolio consists of loans secured by crops, real estate and livestock. To mitigate credit risk, specific underwriting is applied to retain only borrowers that have proven track records in the agricultural industry. In addition, the Bank has hired senior lenders with significant experience in agricultural lending to administer these loans. Further mitigation is provided through frequent collateral inspections, adherence to farm operating budgets, and annual or more frequent review of financial performance.

Management does not consider the non-residential (buildings) component of the commercial real estate portfolio to represent a significant concentration risk at this time, although overall risks for this segment are increasing. This component consists of a mix of owner-occupied and non-owner occupied term loans, as well as commercial construction loans. Management believes geographic, borrower and property-type diversification, and prudent underwriting and monitoring standards applied by seasoned commercial lenders mitigate concentration risk in this segment.

The land development and construction loan component of the commercial real estate portfolio poses the greatest overall risk of “loan-type” concentration, and is predominantly where the Company’s problem loans currently reside. Residential real estate values tend to fluctuate somewhat with economic conditions, and have been falling rapidly in many of the Bank’s markets for the last two years, although the rate of decline is smaller than current national average rates of decline. The Bank has dramatically curtailed its new production in this segment. It has also increased its monitoring and collection resources and efforts in an effort to mitigate losses as values decline.

Within this segment, the Bank has lent to contractors and developers, and has also been active in custom construction lending. The Bank has established concentration limits as measured against Tier 1 capital (generally, Tier 1 capital is similar to the Company’s tangible net worth). These concentration limits include residential and commercial construction loans not to exceed 175% and land development loans not to exceed 175% of Tier 1 capital. The guidelines further specify that total commercial real estate loans are not to exceed 400% and other real estate (agricultural and land) loans are not to exceed 230% of the Bank’s Tier 1 capital. Accordingly, at December 31, 2008, residential and commercial construction loans represented 81.6% and, combined with development loans, represented 201.0% of Tier 1 capital. Total commercial real estate loans represented 279.7%, and other real estate loans represented 151.9% of the Bank’s Tier 1 capital, respectively. In response to the combined banking agencies’ 2007 Commercial Real Estate Lending Guidelines, the Bank revised measurements and expanded categories for monitoring

The methodology of determining the Bank’s overall allowance provides for specific allocation for individual loans or components of the loan portfolio. This could include any segment. However, all components deemed to represent significant concentrations are especially scrutinized for credit quality and appropriate allowance. Allocations are reviewed and determined by senior management monthly and reported to the Board of Directors.

Investments

The investment portfolio is the second largest earning asset category and is comprised mostly of securities categorized as available-for-sale. These securities are recorded at market value. Unrealized gains and losses that are considered temporary are recorded as a component of accumulated other comprehensive income or loss.

The carrying value of the available-for-sale securities portfolio decreased 7.0% to $147.6 million at December 31, 2008 from $158.8 million at December 31, 2007. The carrying value of the held-to-maturity securities portfolio increased 55.5% to $17.6 million at December 31, 2008 from $11.3 million at December 31, 2007. During 2008, the Company utilized funds from the investment portfolio to fund more liquid assets, such as federal funds sold, to increase liquidity. In addition, market conditions caused declines in the carrying value of some of the Company’s available-for-sale securities, as illiquidity and lack of demand forced market values on some of these assets down. In a declining rate environment, the Company sought to maintain the yield on the investment portfolio and use it to limit the Bank’s overall interest rate risk during the year. In doing so, the Company extended the duration of its portfolio to offset the lower yields expected from the loan portfolio in such an environment. The Company used a combination of U.S. agency debentures, highly rated whole loan collateralized mortgage obligations (“CMOs”), and municipal bonds to accomplish this positioning. The average duration of the available-for-sale and the held-to-maturity portfolios was approximately 4.9 years and 9.2 years, respectively on December 31, 2008, compared to 4.4 years and 6.4 years, respectively on December 31, 2007.

As noted above, available-for-sale securities are required by generally accepted accounting principles to be accounted for at fair value (See Note 19 “Fair Value Measurements” below for more information).

Active markets exist for securities totaling $108.9 million classified as available for sale as of December 31, 2008. For these securities, the Company obtained fair value measurements from an independent pricing service and internally validated these measurements. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus, prepayment speeds, credit information and the bond’s terms and conditions, among other things.

The available for sale portfolio also includes $38.7 million in super senior or senior tranche collateralized mortgage obligations not backed by a government or other agency guarantee. These securities are collateralized by fixed rate prime or Alt A mortgages, are structured to provide credit support to the senior tranches, and are carefully analyzed and monitored by management. Because of disruptions in the current market for mortgage-backed securities and CMOs, an active market did not exist for these securities at December 31, 2008. This is evidenced by a significant widening in the bid-ask spread for these types of securities and the limited volume of actual trades made. As a result, less reliance can be placed on easily observable market data, such as pricing on transactions involving similar types of securities, in determining their current fair value. As such, significant adjustments were required to determine the fair value at the December 31, 2008 measurement date.

In valuing these securities, the Company utilized the same independent pricing service as for its other available-for-sale securities and internally validated these measurements. In addition, it utilized a second pricing service that specializes in whole-loan obligation CMOs valuation to derive independent valuations and used this data to evaluate and adjust the original values derived. In addition to the observable market-based input including dealer quotes, market spreads, live trading levels and execution data, both services also employed a present-value income model that considered the nature and timing of the cash flows and the relative risk of receiving the anticipated cash flows as agreed. The discount rates used were based on a risk-free rate, adjusted by a risk premium for each security. In accordance with the requirements of Statement No. 157, the Company has determined that the risk-adjusted discount rates utilized appropriately reflect the Company’s best estimate of the assumptions that market participants would use in pricing the assets in a current transaction to sell the asset at the measurement date. Risks include nonperformance risk (that is, default risk and collateral value risk) and liquidity risk (that is, the compensation that a market participant receives for buying an asset that is difficult to sell under current market conditions). To the extent possible, the pricing services and the Company validated the results from these models with independently observable data.

Other than Temporary Impairment

Using joint guidance from the SEC Office of the Chief Accountant and FASB staff issued Oct 10, 2008 as FSP FAS 157-3 and from FASB staff issued on January 10, 2009 as FSP EITF 99-20-1, which provided further clarification on fair value accounting, the Company also evaluated these and other securities in the investment portfolio for “Other than Temporary Impairment.” In conducting this evaluation, the Company evaluated the following factors:

•	The length of time and the extent to which the market value of the securities have been less than their cost;

•	The financial condition and near-term prospects of the issuer or obligation, including any specific events, which may influence the operations of the issuer or obligation such as credit defaults and losses in mortgages underlying the security, changes in technology that impair the earnings potential of the investment or the discontinuation of a segment of the business that may affect the future earnings potential; and

•	The intent and ability of the holder to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

Based on the factors above, the Company has determined that none of its securities were subject to “Other than Temporary Impairment,” (“OTTI”) as of December 31, 2008. Because of current disruptions in the market for non-agency guaranteed securities, the Company focused particular attention on the collateralized mortgage obligations discussed above. Based on the probability of receiving the cash flows contractually committed even under various stress-testing scenarios, and the ability of the Company to hold the securities until the sooner of recovery in market value or maturity, the Company has determined that no OTTI exists at December 31, 2008.

One collateralized mortgage obligation in the Company’s portfolio with an amortized cost of $4,375,890 and a carrying value of $2,648,312 at December 31, 2008 has exhibited higher delinquency and loss potential characteristics than other securities in the Company’s portfolio. This security carried ratings from independent ratings agencies of between CC and A1 at December 31, 2008. Because of the elevated risk, the Company subjected this security to additional analysis and stress-testing. In performing the analysis, the Company evaluated the length of time and the extent to which the market value of the securities have been less than its accreted cost, the financial condition and the near-term prospects of the issuer or obligation and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value. Based on this additional analysis, the Company determined that the potential for full principal recovery continued to remain reasonably strong and no OTTI existed at December 31, 2008. The Company will continue to monitor this security closely in future periods for deterioration beyond levels modeled in its stress testing. Had the Company determined that an OTTI had occurred, the potential impairment would have been approximately $1.7 million although the potential principal loss on the security is substantially lower.

The following table displays investment securities balances and repricing information for the total portfolio:

Investment Portfolio Detail
As of December 31,

		Percent		Percent
	2008	Change	2007	Change	2006
Carrying Value as of December 31,	Amount	Prev. Yr.	Amount	Prev. Yr.	Amount
	(Dollars in thousands)

U.S. treasury securities and obligations of government agencies	$7,546	(88.01)%	$62,952	(19.94)%	$78,629
Mortgage-backed securities	140,072	46.30	95,739	142.02	39,559
State and municipal bonds	17,604	54.10	11,424	62.71	7,021

Total	$165,222	(2.88)%	$170,115	35.87%	$125,209

Available-for-Sale	147,618	(7.04)	158,791	34.01	118,490
Held-to-Maturity	17,604	55.46	11,324	68.54	6,719

Total	$165,222	(2.88)%	$170,115	35.87%	$125,209

Investments held as of December 31, 2008
Mature as follows:

			One to		Five to		Over
	One Year		Five Years		Ten Years		Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)

U.S. treasury securities and obligations of government agencies	$7,546	3.56%	$—	0.00%	$—	0.00%	$—	0.00%	$7,546	3.56%
Mortgage-backed securities	643	3.57	9,821	4.07	34,447	4.96	95,161	5.81	140,072	5.47
State and municipal bonds (tax — equivalent)	1,236	4.33	1,066	4.79	2,233	6.17	13,069	7.33	17,604	6.82

Total	$9,425	3.66%	$10,887	4.14%	$36,680	5.03%	$108,230	6.00%	$165,222	5.53%

Fed Funds Sold

The Bank held $71.5 million in Fed Funds Sold at December 31, 2008, and maintained elevated levels throughout the fourth quarter to preserve and enhance liquidity during a period of extreme market turmoil.

Deposits

Deposits totaled $790.4 million, representing approximately 79.4% of the Bank’s liabilities at December 31, 2008. The Bank gathers its core deposit base from a combination of small business and retail sources. The retail and small business base continues to grow with new and improved product offerings. However, management recognizes that customer service, targeted marketing and attractive product offerings, not a vast retail branch network, are going to be the key to the Bank’s future customer and deposit growth. In 2008, the Bank experienced strong competition for deposits, but successfully grew lower-cost transaction deposits, including NOW and money market balances, at a relatively strong rate. Total deposits grew 4.3% in 2008 with non-interest bearing deposits decreasing 3.0% and interest-bearing deposits growing 6.2% over 2007 balances. NOW and money market accounts (personal, business and public) grew 4.1% to $321.6 million at December 31, 2008 from $308.9 million at December 31, 2007. Non-interest bearing checking accounts decreased 3.0% to $154.3 million at December 31, 2008 from $159.1 million at December 31, 2007. Certificate of deposit accounts grew $33.2 million or 16.4%, from $202.8 million at December 31, 2007 to $235.9 million at December 31, 2008. Core certificates of deposit decreased $10.5 million during 2008, CDARS certificates of deposit from local customers grew $17.8 million, and brokered certificates of deposit grew $26.0 million as the Company sought to acquire certificates at the most attractive price from both local and brokered markets.

Deposit rates decreased during 2008, but lagged market rate drops and the declines experienced in the Company’s asset yields, as the Federal Reserve Bank aggressively dropped short term interest rates in efforts to stimulate the economy. Tumultuous financial conditions also created heightened concern among depositors about the safety of their deposits in the fall of 2008, but this concern was mitigated when the FDIC temporarily increased its deposit insurance limits. During this period, banks facing funding shortfalls flooded the market with higher-rate deposit offers. The Bank responded to these challenging market conditions by focusing on growing core customer relationships through targeting high deposit balance customers and prospects, providing high-touch personal service to these customers, pursuing referrals from existing customers, competitively pricing its traditional deposit products and emphasizing the safety of customers’ money. These efforts resulted in deposits increasing during a time when volatility in the financial markets and declining economic conditions created pressure on overall deposit levels. The Company supplemented its core deposit growth by purchasing brokered certificates of deposit, when the rates paid on these deposits compared favorably to rates required to attract local depositors.

The following table details repricing information for the Bank’s time deposits with minimum balance of $100,000 at December 31, 2008 (in thousands):

Maturities

Less than three months	$20,646
Three to six months	36,744
Six to twelve months	51,198
Over twelve months	29,926

$138,514

Borrowings

As part of the Company’s funds management and liquidity plan, the Bank has arranged to have short-term and long-term borrowing facilities available. The short-term and overnight facilities are federal funds purchasing lines as reciprocal arrangements to the federal funds selling agreements in place with various correspondent banks. At December 31, 2008, the Bank had overnight unsecured credit lines of $50.0 million available. For additional long and short-term funding needs, the Bank has credit available from the Federal Home Loan Bank of Seattle (“FHLB”), limited to a percentage of its total regulatory assets and subject to collateralization requirements and a blanket pledge agreement, and from the Federal Reserve Bank, subject to collateralization requirements.

At December 31, 2008 the Bank had a $5.0 million FHLB advance at 2.89% that matures in April 2009, a $5.0 million FHLB advance at 2.95% that matures in April 2009, a $12.0 million FHLB advance at 2.88% that matures in August 2009, a $14.0 million FHLB advance at 4.90% that matures in September 2009 and a $10.0 million FHLB advance at 4.96% that matures in September 2010. These notes totaled $46.0 million, and the Bank had the ability to borrow an additional $64.6 million from the FHLB.

In September 2008, the Bank entered into a borrowing agreement with the Federal Reserve Bank under the Borrower in Custody program. The Bank has the ability to borrow up to $23.1 million on a short term basis, utilizing commercial loans as collateral. At December 31, 2008, the Bank had no borrowings from the Federal Reserve Bank.

In March 2007, the Company entered into an additional borrowing agreement with Pacific Coast Bankers Bank (“PCBB”) in the amount of $18.0 million and in December 2007 increased the amount to $25.0 million. The borrowing agreement was a non-revolving line of credit with a variable rate of interest tied to LIBOR and is collateralized by Bank stock and the Sandpoint Center. This line is currently being used primarily to fund the construction costs of the Company’s new headquarters building in Sandpoint. The balance at December 31, 2008 was $23.1 million at a variable interest rate of 3.4%. The borrowing had a maturity of January 2009 and was extended for 90 days with a fixed rate of 7.0%. As a result of the Company’s operating loss in the 4th quarter, the Company was in violation of a covenant covering debt service coverage for the fourth quarter. PCBB has provided a waiver of this covenant. The Company is negotiating with PCBB to refinance this loan into an amortizing term loan facility and anticipates completing this refinance prior to the maturity date of the extension. The Company continues to actively market the building for sale, proceeds of which would pay down the term loan facility.

In January 2006, the Company purchased land to build the headquarters building and entered into a Note Payable with the sellers of the property in the amount of $1,130,000. The note has a fixed rate of 6.65%, matures in February 2026 and had an outstanding balance of $941,000 at December 31, 2008.

Securities sold under agreements to repurchase, which are classified as other secured borrowings, generally are short-term agreements. These agreements are treated as financing transactions and the obligations to repurchase securities sold are reflected as a liability in the consolidated financial statements. The dollar amount of securities underlying the agreements remains in the applicable asset account. These agreements had a weighted average interest rate of 2.00%, 4.69% and 5.03% at December 31, 2008, 2007 and 2006, respectively. The average balances of securities sold subject to repurchase agreements were $102.5 million, $104.2 million and $59.7 million during the years ended December 31, 2008, 2007 and 2006, respectively. The maximum amount outstanding at any month end during these same periods was $124.4 million, $124.1 million and $106.2 million, respectively. The increase in the peak in 2008 reflected the issuance of repurchase agreements primarily to municipal customers during the year. In 2006, the Company entered into an institutional repurchase agreement to reduce interest rate risk in a down-rate environment. The majority of the repurchase agreements mature on a daily basis, with the institutional repurchase agreement in the amount of $30.0 million maturing in July 2011. At December 31, 2008, 2007 and 2006, the Company pledged as collateral, certain investment securities with aggregate amortized costs of $114.8 million, $122.2 million and $109.0 million, respectively. These investment securities had market values of $116.3 million, $123.7 million and $109.0 million at December 31, 2008, 2007 and 2006, respectively.

In January 2003 the, Company issued $8.0 million of Trust Preferred securities through its subsidiary, Intermountain Statutory Trust I. Approximately $7.0 million was subsequently transferred to the capital account of Panhandle State Bank for capitalizing the Ontario branch acquisition. The debt associated with these securities bears interest on a variable basis tied to the 90-day LIBOR index plus 3.25% with interest payable quarterly. The debt was callable by the Company in March 2008 and matures in March 2033.

In March 2004, the Company issued $8.0 million of additional Trust Preferred securities through a second subsidiary, Intermountain Statutory Trust II. This debt is callable by the Company in April 2009, bears interest on a variable basis tied to the 90-day LIBOR index plus 2.8%, and matures in April 2034. In July of 2008, the Company entered a cash flow swap transaction with Pacific Coast Bankers Bank, by which the Company effectively pays a fixed rate on these securities of 7.38% through July 2013 (see Note 18 for more information on this swap). Funds received from this borrowing were used to support planned expansion activities during 2004, including the Snake River Bancorp acquisition.

Employees

The Bank employed 418 full-time equivalent employees at December 31, 2008, down from 450 at the end of 2007. None of the employees are represented by a collective bargaining unit and the Company believes it has good relations with its employees.

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

In addition to the foregoing regulatory restrictions, we are and may in the future become subject to contractual restrictions that would limit or prohibit us from paying dividends on our common stock, including those contained in the securities purchase agreement between us and the Treasury, as described in more detail below.

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

In 2007, the federal banking agencies, including the FDIC and the Federal Reserve, approved final rules to implement new risk-based capital requirements. Presently, this new advanced capital adequacy framework, called Basel II, is applicable only to large and internationally active banking organizations. Basel II changes the existing risk-based capital framework by enhancing its risk sensitivity. Whether Basel II will be expanded to apply to banking organizations that are the size of the Company or the Bank is unclear at this time and what effect such regulations would have on us cannot be predicted.

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

Recent Legislation

Emergency Economic Stabilization Act of 2008

In response to the recent financial crisis, the United States government passed the Emergency Economic Stabilization Act of 2008 (the “EESA”) on October 3, 2008, which provides the United States Department of the Treasury (the “Treasury”) with broad authority to implement certain actions intended to help restore stability and liquidity to the U.S. financial markets.

Insurance of Deposit Accounts.

The EESA included a provision for a temporary increase from $100,000 to $250,000 per depositor in deposit insurance effective October 3, 2008 through December 31, 2009. Deposit accounts are otherwise insured by the FDIC, generally up to a maximum of $100,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts.

The FDIC imposes an assessment against institutions for deposit insurance. This assessment is based on the risk category of the institution and ranges from 5 to 43 basis points of the institution’s deposits. In December, 2008, the FDIC adopted a rule that raises the current deposit insurance assessment rates uniformly for all institutions by 7 basis points (to a range from 12 to 50 basis points) for the first quarter of 2009. The rule also gives the FDIC the authority to alter the way it calculates federal deposit insurance assessment rates to adjust for an institutions’ risk beginning in the second quarter of 2009 and thereafter, and as necessary to implement emergency special assessments to maintain the deposit insurance fund.

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

Troubled Asset Relief Program

Pursuant to the EESA, the Treasury has the ability to purchase or insure up to $700 billion in troubled assets held by financial institutions under the Troubled Asset Relief Program (“TARP”). On October 14, 2008, the Treasury announced it would initially purchase equity stakes in financial institutions under a Capital Purchase Program (the “CPP”) of up to $350 billion of the $700 billion authorized under the TARP legislation. The CPP provides direct equity investment of perpetual preferred stock by the Treasury in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. For publicly traded companies, the CPP also requires the Treasury to receive warrants for common stock equal to 15% of the capital invested by the Treasury. The Company applied for and received $27 million in the CPP. As a result, the Company is subject to the restrictions described below. The Treasury made an equity investment in the Company through its purchase of the Company’s Fixed rate Cumulative Perpetual Preferred Stock, Series A (the “Preferred Stock”). The description of the Preferred Stock set forth below is qualified in its entirety by the actual terms of the Preferred Stock, as are stated in the Certificate of Designation for the Preferred Stock, a copy of which was attached as Exhibit 3.1 to our Current Report on Form 8-K filed on December 19, 2008 and incorporated by reference.

General.  The Preferred Stock constitutes a single series of our preferred stock, consisting of 27,000 shares, no par value per share, having a liquidation preference amount of $1,000 per share. The Preferred Stock has no maturity date. We issued the shares of Preferred Stock to Treasury on December 19, 2008 in connection with the CPP for a purchase price of $27,000,000.

Dividend Rate.  Dividends on the Preferred Stock are payable quarterly in arrears, when, as and if authorized and declared by our Board of Directors out of legally available funds, on a cumulative basis on the $1,000 per share liquidation preference amount plus the amount of accrued and unpaid dividends for any prior dividend periods, at a rate of (i) 5% per annum, from the original issuance date to the fifth anniversary of the issuance date, and (ii) 9% per annum, thereafter.

Dividends on the Preferred Stock will be cumulative. If for any reason our Board of Directors does not declare a dividend on the Preferred Stock for a particular dividend period, or if our Board of Directors declares less than a full dividend, we will remain obligated to pay the unpaid portion of the dividend for that period and the unpaid dividend will compound on each subsequent dividend date (meaning that dividends for future dividend periods will accrue on any unpaid dividend amounts for prior dividend periods).

Priority of Dividends.  Until the earlier of the third anniversary of Treasury’s investment or our redemption or the Treasury’s transfer of the Preferred Stock to an unaffiliated third party, we may not declare or pay a dividend or other distribution on our common stock (other than dividends payable solely in common stock), and we generally may not directly or indirectly purchase, redeem or otherwise acquire any shares of common stock, including trust preferred securities.

Liquidation Rights.  In the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, holders of the Series A Preferred Stock will be entitled to receive for each share of Preferred Stock, out of the assets of the Company or proceeds available for distribution to our shareholders, subject to any rights of our creditors, before any distribution of assets or proceeds is made to or set aside for the holders of our common stock and any other class or series of our stock ranking junior to the Preferred Stock, payment of an amount equal to the sum of (i) the $1,000 liquidation preference amount per share and (ii) the amount of any accrued and unpaid dividends on the Preferred Stock (including dividends accrued on any unpaid dividends). To the extent the assets or proceeds available for distribution to shareholders are not sufficient to fully pay the liquidation payments owing to the holders of the Preferred Stock and the holders of any other class or series of our stock ranking equally with the Preferred Stock, the holders of the Preferred Stock and such other stock will share ratably in the distribution. For purposes of the liquidation rights of the Preferred Stock, neither a merger nor consolidation of the

Company with another entity nor a sale, lease or exchange of all or substantially all of the Company’s assets will constitute a liquidation, dissolution or winding up of the affairs of the Company.

The Securities Purchase Agreement also includes a provision that allows the Treasury to unilaterally amend the CPP transaction documents to comply with federal statutes.

Executive Compensation Restrictions under the CPP.

Entities that participate in the CPP, must comply with certain limits on executive compensation and various reporting requirements. These restrictions apply to the chief executive officer, chief financial officer, plus the next three most highly compensated executive officers. These restrictions include (1) ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; (2) requiring clawback of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains, or other criteria that are later proven to be materially inaccurate; (3) prohibiting the financial institution from making any payment which would be deemed to be “golden parachute” based on the Internal Revenue Code provision, to a senior executive; and (4) restricting deductions for tax purposes for executive compensation in excess of $500,000 for each such senior executive. The CEO and board compensation committee must certify annually that the institution and the board compensation committee have complied with such standards. In addition, the CEO and the board compensation committee must certify, within 120 days and annually of receiving financial assistance, that the compensation committee has reviewed the senior executives’ incentive compensation arrangements with the senior risk officers to ensure that these arrangements do not encourage senior executives to take unnecessary and excessive risks that could threaten the value of the financial institution.

Temporary Liquidity Guarantee Program

In October 2008, the FDIC announced the Temporary Liquidity Guarantee Program, which has two components — the Debt Guarantee Program and the Transaction Account Guarantee Program. Under the Transaction Account Guarantee Program any participating depository institution is able to provide full deposit insurance coverage for non-interest bearing transaction accounts, regardless of the dollar amount. Under the program, effective November 14, 2008, insured depository institutions that have not opted out of the FDIC Temporary Liquidity Guarantee Program will be subject to a 0.10% surcharge applied to non-interest bearing transaction deposit account balances in excess of $250,000, which surcharge will be added to the institution’s existing risk-based deposit insurance assessments. Under the Debt Guarantee Program, qualifying unsecured senior debt issued by a participating institution can be guaranteed by the FDIC. The Company and the Bank chose to participate in both components of the FDIC Temporary Liquidity Guaranty Program.

American Recovery and Reinvestment Act of 2009

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was signed into law. ARRA is intended to help stimulate the economy and is a combination of tax cuts and spending provisions applicable to a broad range of areas with an estimated cost of $787 billion. The impact that ARRA may have on the U.S. economy, the Company and the Bank cannot be predicted with certainty.

Proposed Legislation

As of early 2009, additional legislation has been promulgated or is pending under EESA, which is intended to provide, among other things, an injection of more capital from Treasury into financial institutions through the Capital Assistance Program, establishment of a public-private investment fund for the purchase of troubled assets, and expansion of the Term Asset-Backed Securities Loan Facility to include commercial mortgage backed-securities.

Proposed legislation is introduced in almost every legislative session that would dramatically affect the regulation of the banking industry. In light of the 2008 financial crisis and a new administration in the White House, it is anticipated that legislation reshaping the regulatory landscape could be proposed in 2009. We cannot predict if any such legislation will be adopted or if it is adopted how it would affect the business of the Company or the Bank.

Past history has demonstrated that new legislation or changes to existing laws or regulations usually results in a greater compliance burden and therefore generally increases the cost of doing business.

Other Relevant Legislation

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

Where you can find more information

The periodic reports Intermountain files with the SEC are available on Intermountain’s website at http://Intermountainbank.com after the reports are filed with the SEC. The SEC maintains a website located at http://sec.gov that also contains this information. The Company will provide you with copies of these reports, without charge, upon request made to:

Investor Relations
Intermountain Community Bancorp
414 Church Street
Sandpoint, Idaho 83864
(208) 263-0505

Item 1A.	RISK FACTORS

As a financial holding company, our earnings are dependent upon the performance of our bank as well as on business, economic and political conditions.

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

The Company has a high concentration in the real estate market and a further downturn in the local economies or real estate markets could negatively impact our banking business. Because we primarily serve individuals and businesses located in northern, southwestern and southcentral Idaho, eastern Washington and southeastern Oregon, a significant portion of our total loan portfolio is originated in these areas or secured by real estate or other assets located in these areas. As a result of this geographic concentration, the ability of customers to repay their loans, and consequently our results, are impacted by the economic and business conditions in our market areas. Any adverse economic or business developments or natural disasters in these areas could cause uninsured damage and other loss of value to real estate that secures our loans or could negatively affect the ability of borrowers to make payments of principal and interest on the underlying loans. In the event of such adverse development or natural disaster, our results of operations or financial condition could be adversely affected. Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and we would more likely suffer losses on defaulted loans.

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

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. We rely on our loan quality reviews, our experience and our evaluation of economic conditions, among other factors, in determining the amount of the allowance for loan losses. If our assumptions prove to be incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance. Increases in this allowance result in an expense for the period. If, as a result of general economic conditions or a decrease in asset quality, management determines that additional increases in the allowance for loan losses are necessary, we may incur additional expenses.

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

Additional market concern over investment securities backed by mortgage loans could create losses in the Company’s investment portfolio

A majority of the Company’s investment portfolio is comprised of securities where mortgages are the underlying collateral. These securities include agency-guaranteed mortgage backed securities and collateralized mortgage obligations and non-agency-guaranteed mortgage-backed securities and collateralized mortgage obligations. With the national downturn in real estate markets and the rising mortgage delinquency and foreclosure rates, investors are increasingly concerned about these types of securities. The potential for subsequent discounting, if continuing for a long period of time, could lead to other than temporary impairment in the value of these investments. This impairment could negatively impact earnings and the Company’s capital position.

We cannot predict the effect of the recently enacted federal rescue plans.

Congress enacted the Emergency Economic Stabilization Act of 2008, which was intended to stabilize the financial markets, including providing funding of up to $700 billion to purchase troubled assets and loans from financial institutions. The legislation also increased the amount of FDIC deposit account insurance coverage from $100,000 to $250,000 for interest-bearing deposit accounts and non-interest bearing transaction accounts, the latter of which are fully insured until December 31, 2009.

More recently, Congress enacted the American Recovery and Reinvestment Act of 2009 (“ARRA”), which was intended to provide fiscal stimulus to the economy through a combination of tax cuts and spending increases. The ARRA also included additional restrictions on executive compensation for banks who already received or will receive TARP funds in the future, and directed the U.S. Treasury Department to issue regulations to implement theARRA. The full effect of these wide-ranging pieces of legislation on the national economy and financial institutions, particularly on mid-sized institutions like us, cannot now be predicted.

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

Should rates start rising again, interest rates would likely reduce the value of our investment securities and may decrease demand for loans. Rising rates could also have a negative impact on our results of operations by reducing the ability of borrowers to repay their current loan obligations, and may also depress property values, which could affect the value of collateral securing our loans. These circumstances could not only result in increased loan defaults, foreclosures and write-offs, but also necessitate further increases to the allowances for loan losses.

Although unlikely given the current level of market interest rates, should they fall further, rates on our assets may fall faster than rates on our liabilities, resulting in decreased income for the bank. Fluctuations in interest rates may also result in disintermediation, which is the flow of funds away from depository institutions into direct investments that pay a higher rate of return and may affect the value of our investment securities and other interest-earning assets.

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

We may experience future goodwill impairment.

Our estimates of the fair value of our goodwill may change as a result of changes in our business or other factors. As a result of new estimates, we may determine that an impairment charge for the decline in the value of goodwill is necessary. Estimates of fair value are based on a complex model using, among other things, cash flows and company comparison. If our estimates of future cash flows or other components of our fair value calculations are inaccurate, the fair value of goodwill reflected in our financial statements could be inaccurate and we could be required to take additional impairment charges, which would have a material adverse effect on our results of operations and financial condition.

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

We are expanding our lending activities in riskier areas.

We have expanded our lending into commercial real estate and commercial business loans. While increased lending diversification is expected to increase interest income, non-residential loans carry greater historical risk of payment default than long-term prime residential real estate loans. As the volume of these loans increase, credit risk may increase. In the event of substantial borrower defaults, our provision for loan losses would increase and therefore, earnings would be reduced. As the Company lends in diversified areas such as commercial real estate, commercial, agricultural, real estate, commercial construction and residential construction, the Company may incur additional risk if one lending area experienced difficulties due to economic conditions.

Our stock price can be volatile; we cannot predict how the national economic situation will affect our stock price.

Our stock price is not traded at a consistent volume and can fluctuate widely in response to a variety of factors, including actual or anticipated variations in quarterly operating results, recommendations by securities analysts and news reports relating to trends, concerns and other issues in the financial services industry. Other factors include new technology used or services offered by our competitors, operating and stock price performance of other companies that investors deem comparable to us, and changes in government regulations.

The national economy and the financial services sector in particular, is currently facing challenges of a scope unprecedented in recent history. No one can predict the severity or duration of this national downturn, which has adversely impacted the markets we serve. Any further deterioration in our markets would have an adverse effect on our business, financial condition, results of operations and prospects, and could also cause the trading price of our stock to decline.

Current volatility in the subprime and prime mortgage markets could have additional negative impacts on the Company’s lending operations.

Weakness in the subprime mortgage market has spread into all mortgage markets and generally impacted lending operations of many financial institutions. The Company is not significantly involved in subprime mortgage activities, so its current direct exposure is limited. However, to the extent the subprime market volatility further affects the marketability of all mortgage loans, the real estate market, and consumer and business spending in general, it may continue to have an indirect adverse impact on the Company’s lending operations, loan balances and non-interest income and, ultimately, its net income.

A continued tightening of the credit markets may make it difficult to obtain adequate funding for loan growth, which could adversely affect our earnings.

A continued tightening of the credit markets and the inability to obtain or retain adequate money to fund continued loan growth may negatively affect our asset growth and liquidity position and, therefore, our earnings capability. In addition to core deposit growth, maturity of investment securities and loan payments, the Company also relies on alternative funding sources through correspondent banks, the national certificates of deposit market and borrowing lines with the Federal Reserve Bank and FHLB to fund loans. In the event the current economic downturn continues, particularly in the housing market, these resources could be negatively affected, both as to price and availability, which would limit and or raise the cost of the funds available to the Company.

We operate in a highly regulated environment and may be adversely affected by changes in federal state and local laws and regulations.

We are subject to extensive regulation, supervision and examination by federal and state banking authorities. Any change in applicable regulations or federal, state or local legislation could have a substantial impact on us and our operations. Additional legislation and regulations that could significantly affect our powers, authority and operations may be enacted or adopted in the future, which could have a material adverse effect on our financial condition and results of operations. Further, regulators have significant discretion and authority to prevent or remedy unsafe or unsound practices or violations of laws or regulations by financial institutions and holding companies in the performance of their supervisory and enforcement duties. These powers recently have been utilized more frequently due to the serious national, regional and local economic conditions we are facing. The exercise of regulatory authority may have a negative impact on our financial condition and results of operations.

The FDIC has increased insurance premiums to rebuild and maintain the federal deposit insurance fund and we may separately incur state statutory assessments in the future.

Based on recent events and the state of the economy, the FDIC has increased federal deposit insurance premiums beginning in the first quarter of 2009. The increase of these premiums will add to our cost of operations and could have a significant impact on the Company. Depending on any future losses that the FDIC insurance fund may suffer due to failed institutions, there can be no assurance that there will not be additional significant premium increases in order to replenish the fund.

On February 27, 2009 the FDIC issued a press release announcing a special Deposit Insurance Fund assessment of 20 basis points on insured institutions and granting the FDIC the authority to impose an additional assessment after June 30, 2009 of up to 10 basis points if necessary. The assessment will be calculated on June 30, 2009 deposit balances and collected on September 30, 2009. Based upon the Company’s December 31, 2008 deposits subject to FDIC insurance assessments, the special assessment will be approximately $1.6 million.

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

At December 31, 2008, the Company operated 19 branch offices, including the main office located in Sandpoint, Idaho. The following is a description of the branch and administrative offices.

				Occupancy
			Date Opened	Status
City and County	Address	Sq. Feet	or Acquired	(Own/Lease)

Panhandle State Bank Branches
IDAHO
(Kootenai County)
Coeur d’Alene(1)	200 W. Neider Avenue Coeur d’Alene, ID 83814	5,500	May 2005	Own building Lease land
Rathdrum	6878 Hwy 53 Rathdrum, ID 83858	3,410	March 2001	Own
Post Falls	3235 E. Mullan Avenue Post Falls, ID 83854	3,752	March 2003	Own
(Bonner County)
Ponderay	300 Kootenai Cut-Off Road Ponderay, ID 83852	3,400	October 1996	Own
Priest River	301 E. Albeni Road Priest River, ID 83856	3,500	December 1996	Own
Sandpoint Center Branch(3)	414 Church Street Sandpoint, ID 83864	11,399	January 2006	Own
Sandpoint (Drive up)(4)	231 N. Third Avenue Sandpoint, ID 83864	225	May 1981	Own
(Boundary County)
Bonners Ferry	6750 Main Street Bonners Ferry, ID 83805	3,400	September 1993	Own
(Shoshone County)
Kellogg	302 W. Cameron Avenue Kellogg, ID 83837	672	February 2006	Lease land Own modular unit
Intermountain Community Bank Branches
(Canyon County)
Caldwell	506 South 10th Avenue Caldwell, ID 83605	6,480	March 2002	Own
Nampa	521 12th Avenue S. Nampa, ID 83653	5,000	July 2001	Own
Nampa Loan Production Office	5660 E. Franklin Road, Suite 100 Nampa, ID 83687	2,380	February 2007	Lease

				Occupancy
			Date Opened	Status
City and County	Address	Sq. Feet	or Acquired	(Own/Lease)

(Payette County)
Payette	175 North 16th Street Payette, ID 83661	5,000	September 1999	Own
Fruitland	1710 N. Whitley Dr, Ste A Fruitland, ID 83619	1,500	April 2006	Lease
(Washington County)
Weiser	440 E Main Street Weiser, ID 83672	3,500	June 2000	Own
Magic Valley Bank Branches
(Twin Falls County)
Twin Falls	113 Main Ave West Twin Falls, ID 83301	10,798	November 2004	Lease
Canyon Rim(2)	1715 Poleline Road East Twin Falls, ID 83301	6,975	September 2006	Lease
(Gooding County)
Gooding(2)	746 Main Street Gooding, ID 83330	3,200	November 2004	Lease
OREGON
(Malheur County)
Ontario	98 South Oregon St. Ontario, OR 97914	10,272	January 2003	Lease
Intermountain Community Bank Washington Branches
WASHINGTON
(Spokane County)
Spokane Downtown	801 W. Riverside, Ste 400 Spokane, WA 99201	4,818	April 2006	Lease
Spokane Valley	5211 E. Sprague Avenue Spokane Valley, WA 99212	16,000	Sept 2006	Own building Lease land
ADMINISTRATIVE
(Bonner County)
Sandpoint Center(3)	414 Church Street Sandpoint, ID 83864	26,725	January 2006	Own
(Kootenai County)
Coeur d’Alene Branch and Administrative Services(1)	200 W. Neider Avenue Coeur d’Alene, ID 83814	17,600	May 2005	Own building Lease land

1)	The Coeur d’Alene branch is located in the 23,100 square foot branch and administration building located at 200 W. Neider Avenue in Coeur d’Alene. The branch occupies approximately 5,500 square feet of this building.

2)	In December 2006, the Company entered in agreements to sell the Gooding and Canyon Rim branches, and subsequently lease them back. The sales were completed in January 2007 and the leases commenced in January 2007.

3)	In January 2006, the Company purchased land on an installment contract and subsequently began building the 86,100 square foot Sandpoint Center. In second quarter 2008, the Company relocated the Sandpoint branch, corporate headquarters and administrative functions. The building also contains technical and training facilities, an auditorium and community room and space for other professional tenants.

4)	The Sandpoint branch drive-up is located in the 10,000 square foot building which housed the Sandpoint Branch before it was relocated to the Sandpoint Center. The square footage of the drive-up totals 225 square feet.

Item 3.	LEGAL PROCEEDINGS

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

(a) A special meeting of Shareholders of Intermountain Community Bancorp was held on December 17, 2008.

(b) Not Applicable

(c) The matter voted upon at the Special Meeting was to approve the amendment of Article II of the Company’s Articles of Incorporation to authorize the issuance of “blank check” preferred stock. The number of votes cast for, against or abstain is presented below:

1. Approval of amendment of Article II of the Comp Company’s Articles of Incorporation to authorize the issuance of “blank check” preferred stock.

Votes cast for:	5,337,858
Votes against:	149,777
Votes abstained	15,755

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price and Dividend Information

Bid and ask prices for the Company’s Common Stock are quoted in the Pink Sheets and on the OTC Bulletin Board under the symbol “IMCB.OB” As of March 2, 2009, there were 13 Pink Sheet/Bulletin Board Market Makers. The range of high and low closing prices for the Company’s Common Stock for each quarter during the two most recent fiscal years is as follows:

Quarterly Common Stock Price Ranges (1)

	2008		2007
Quarter	High	Low	High	Low

1st	$15.00	$11.65	$22.18	$20.01
2nd	13.10	6.90	20.68	17.13
3rd	8.80	5.70	17.90	14.49
4th	7.25	4.32	16.75	13.10

(1)	This table reflects the range of high and low closing prices for the Company’s Common Stock during the indicated periods. Prices have been retroactively adjusted to reflect all stock splits and stock dividends, including a 10% common stock dividend that was effective May 31, 2007. Prices do not include retail markup, markdown or commissions.

At March 2, 2009 the Company had 8,357,755 shares of common stock outstanding held by approximately 996 shareholders.

The Company historically has not paid cash dividends, nor does it expect to pay cash dividends in the near future. The Company is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. These restrictions may affect the amount of dividends the Company may declare for distribution to its shareholders in the future.

Other then discussed below, there have been no securities of the Company sold within the last three years that were not registered under the Securities Act of 1933, as amended. The Company did not make any stock repurchases during the fourth quarter of 2008.

On December 19, 2008, IMCB issued 27,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, no par value with a liquidation preference of $1,000 per share (“Preferred Stock”) and a ten-year warrant to purchase up to 653,226 shares of IMCB Common Stock, no par value, as part of the Troubled Asset Relief Program — Capital Purchase Program of the U.S. Department of Treasury (“U.S. Treasury”). The $27.0 million cash proceeds were allocated between the Preferred Stock and the warrant to purchase common stock based on the relative estimated fair values at the date of issuance. The fair value of the warrants was determined under the Black-Scholes model. The model includes assumptions regarding IMCB’s common stock prices, dividend yield, and stock price volatility as well as assumptions regarding the risk-free interest rate. The strike price for the warrant is $6.20 per share.

Dividends on the Preferred Stock will accrue and be paid quarterly at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year. The shares of Preferred Stock have no stated maturity, do not have voting rights except in certain limited circumstances and are not subject to mandatory redemption or a sinking fund.

The Preferred Stock has priority over IMCB’s Common Stock with regard to the payment of dividends and liquidation distributions. The Preferred Stock qualifies as Tier 1 capital. The agreement with the U.S. Treasury contains limitations on certain actions of IMCB, including the payment of quarterly cash dividends on IMCB’s common stock in excess of current cash dividends paid in the previous quarter and the repurchase of its common stock during the first three years of the agreement. In addition, IMCB agreed that, while the U.S. Treasury owns the Preferred Stock, IMCB’s employee benefit plans and other executive compensation arrangements for its senior executive officers must comply with Section 111(b) of the Emergency Economic Stabilization Act of 2008.

Equity Compensation Plan Information

The Company has historically maintained equity compensation plans that provided for the grant of awards to its officers, directors and employees. These plans consisted of the 1988 Employee Stock Option Plan, the Amended and Restated 1999 Employee Stock Option and Restricted Stock Plan and the 1999 Director Stock Option Plan. Each of these plans has expired and shares may no longer be awarded under these plans, however, unexercised options or unvested awards remain under these plans. Management does not intend at this time to seek shareholder approval to renew these plans at the 2009 annual shareholders meeting. The following table sets forth information regarding shares reserved for issuance pursuant to outstanding awards:

Number of Shares
	Number of Shares		Remaining Available for
	to be Issued Upon	Weighted-Average	Future Issuance Under
	Exercise of	Exercise Price of	Equity Compensation
	Outstanding Options,	Outstanding Options,	Plans (Excluding
	Warrants and Rights	Warrants and Rights	Shares Reflected in
Plan Category	(a)	(b)	Column(a) (c)

Equity compensation plans approved by shareholders	422,049 (1)	$6.00	— (1)

Total	422,049	$6.00	—

(1)	The amended and restated 1999 employee Stock Option and Restricted Stock Plan expired in January 2009: therefore no additional shares may be awarded under this plan.

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

Total Return Performance

	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008
Intermountain Community Bancorp	$100	$139	$130	$201	$138	$40
SNL Index	$100	$111	$113	$126	$99	$61
Russell 2000	$100	$117	$121	$141	$138	$90

Item 6.	SELECTED FINANCIAL DATA

The following selected financial data (in thousands except per share data) of the Company is derived from the Company’s historical audited consolidated financial statements and related notes to financials. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes to financials contained elsewhere in this Form 10-K.

	For the Year Ended December 31, (2)
	2008(1)(4)	2007(1)(4)	2006(1)(4)	2005(1)	2004(1)

STATEMENTS OF INCOME DATA
Total interest income	$63,809	$72,858	$59,580	$41,648	$25,355
Total interest expense	(20,811)	(26,337)	(17,533)	(10,717)	(5,712)

Net interest income	42,998	46,521	42,047	30,931	19,643
Provision for loan losses	(10,384)	(3,896)	(2,148)	(2,229)	(1,438)

Net interest income after provision for losses on loans	32,614	42,625	39,899	28,702	18,205
Total other income	13,940	13,199	10,838	9,620	7,197
Total other expense	(45,380)	(40,926)	(35,960)	(26,532)	(18,884)

Income before income taxes	1,174	14,898	14,777	11,790	6,518
Income tax (provision) benefit	80	(5,453)	(5,575)	(4,308)	(2,172)

Net income	1,254	9,445	9,202	7,482	4,346
Preferred Stock Dividend	45	—	—	—	—

Net income applicable to common stockholders	$1,209	$9,445	$9,202	$7,482	$4,346

Net income per share(2)
Basic	$0.15	$1.15	$1.15	$1.06	$0.73
Diluted	$0.14	$1.10	$1.07	$0.97	$0.66

Weighted average common shares outstanding(2)
Basic	8,295	8,206	8,035	7,078	5,991
Diluted	8,515	8,605	8,586	7,684	6,604
Cash dividends per share	—	—	—	—	—

	December 31, (1)
	2008(4)	2007(4)	2006(4)	2005(4)	2004(4)

BALANCE SHEET DATA
Total assets	$1,105,555	$1,048,659	$920,348	$734,099	$597,680
Net loans(3)	752,615	756,549	664,885	555,453	418,660
Deposits	790,412	757,838	693,686	597,519	500,923
Securities sold subject to repurchase agreements	109,006	124,127	106,250	37,799	20,901
Advances from Federal Home Loan Bank	46,000	29,000	5,000	5,000	5,000
Other borrowings	40,613	36,998	22,602	16,527	16,527
Stockholders’ equity	110,485	90,119	78,080	64,273	44,564

(1)	Certain prior period amounts have been reclassified to conform to the current period’s presentation.

(2)	Earnings per share and weighted average shares outstanding have been adjusted retroactively for the effect of stock splits and dividends, including the 10% common stock dividend effective May 31, 2007.

(3)	Net loans receivable have been adjusted for 2006 and 2005 to move the allowance for unfunded commitments from the allowance for loan loss, a component of net loans, to other liabilities.

(4)	Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, was adopted as of January 1, 2006. During 2008, 2007 and 2006, stock based compensation expense was $(110,000), $486,000, and $848,000, respectively.

	Years Ended December 31,
Key Financial Ratios	2008	2007	2006

Return on Average Assets	0.12%	0.96%	1.13%
Return on Average Common Stockholders’ Equity	1.35%	11.30%	12.90%
Average Common Stockholders’ Equity to Average Assets	8.49%	8.50%	8.76%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

The Company operates a multi-branch banking system and continues to plan long-term for the formation and acquisition of banks and bank branches that can operate under a decentralized community bank structure. Given current economic conditions and short-term market uncertainties, the Company scaled back its expansion plans in 2008, and is currently focused on managing its existing asset portfolio and preserving its strong capital and liquidity positions. In 2009, the Company will seek first to maintain its solid financial position, while simultaneously capitalizing on opportunities to selectively grow its core deposit and lending totals.

Longer term, based on opportunities available in the future, the Company plans expansion in markets generally located within the states where it currently operates or in contiguous states, including Idaho, Oregon, Washington and Montana, or in other areas that may provide significant opportunity for targeted customer growth. The Company is pursuing a balance of asset and earnings growth by focusing on increasing its market share in its present locations, expanding services sold to existing customers, building new branches and merging and/or acquiring community banks that fit closely with the Bank’s strategic direction.

Management and the Board of Directors remain committed to building a decentralized community banking organization and further increasing the level of service we provide our targeted customers and our communities. Our long-term strategic plan calls for a balanced set of asset growth and profitability goals. We expect to achieve these goals by employing experienced, knowledgeable and dedicated people and supporting them with strong technology and training.

In September 2006, the Company acquired a small investment company with which it had maintained a close relationship for many years, and subsequently renamed the department, Intermountain Community Investment Services (“ICI”). This acquisition allows the Company to offer non-FDIC insured investment alternatives to its customers, including mutual funds, insurance, brokerage services and annuities. Despite the difficult market conditions, ICI has served the needs of its customers and increased its customer base since the acquisition.

In June 2005, the Company entered the Washington State market by opening a branch in Spokane Valley, Washington. This branch allowed the Company to enter into the eastern Washington banking market and to also better serve its existing customer base. It added a downtown Spokane location in April 2006 after the Bank was able to attract a seasoned team of commercial and private bankers. The Company now offers full service banking and residential and commercial lending from its Spokane Valley branch and Spokane downtown offices, which it operates under the name of Intermountain Community Bank — Washington. In August 2007, the Spokane Valley branch was moved to a larger facility in a growing small business and retail area. It also houses a mortgage loan center and some administrative offices.

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

In August 2006, the Company began construction of an 86,100 square foot financial and technical center office building in Sandpoint, Idaho. In the second quarter of 2008, the Company relocated its Sandpoint main branch, corporate headquarters and administrative offices to this building, with the Company occupying approximately 47,000 square feet. The remaining rentable space is currently being marketed to prospective tenants who provide complementary services to those of the Bank. In connection with the building, which the Company owns, as well as the underlying property, the Company borrowed $23.1 million from an unaffiliated bank. This loan was originally due January 19, 2009. The Company received a 90-day extension until April 23, 2009. The Company is exploring various alternatives to renegotiate the terms and amount of the loan with the lender. The Company continues to actively market the building for sale, proceeds of which would pay down the term loan facility.

The Company will continue its focus on expanding market share of targeted customers in its existing markets, and entering new markets in which it can attract and retain strong employees. It will also look for opportunities to acquire other community banks that believe in the strategy of community banking and desire to build on the Company’s culture, employee capital, technology and operational efficiency. Based on the June 2008 FDIC survey of banking institutions, the Company is the market share leader in deposits in five of the eleven counties in which it operates, and has experienced share growth in virtually all of its markets over the past year.

By all measures, 2008 was one of the most challenging periods for financial institutions in recent history. National economic conditions worsened significantly, as unemployment increased, housing continued its steep decline and both equity and fixed income markets contracted sharply. The fourth quarter was particularly painful, as consumer spending dipped, job losses accelerated and equity markets deteriorated. Against this backdrop, financial markets tightened considerably, as banks and other investors hoarded cash and global credit markets contracted. These circumstances prompted unprecedented government intervention, as Congress, the U.S. Treasury, the Federal Reserve and other central banks responded to the growing financial crisis with a variety of programs designed to bolster the economy, shore up financial institutions, and restore confidence and liquidity to the market. This activity, along with the widely publicized failures of Lehman Brothers, Washington Mutual and a number of smaller financial institutions created high levels of concern among bank customers about the safety of their money.

Government actions, particularly the expansion of FDIC insurance and U.S. Treasury’s program to inject capital directly into banks, created some stability in the banking markets. However, considerable concern still remains about the economy and the financial markets in general, which will likely lead to further caution on the part of businesses and consumers and additional economic contraction. Most economists now agree that we are in a severe global recession that will likely last for several quarters or more, as the economy seeks to de-lever and rebalance itself.

In comparison to other markets, the economies of Idaho, eastern Washington and eastern Oregon exhibited relative strength during this period. The region’s relative economic diversity, low cost and attractive quality of life continue to buffer it against the worst impacts of the global and national downturn. However, it became more evident in the third and fourth quarters of 2008 that the region would not be immune from the troubles besieging other markets. Real estate sales and valuations declined sharply, regional unemployment rates increased, and spending activity slowed, particularly in the Company’s Canyon County and north Idaho markets.

Company performance during 2008 reflected the challenges facing the economy and financial industry. In particular, the Company experienced the following:

•	Slowing loan demand, particularly from higher quality borrowers, as businesses and consumers retrenched.

•	Continued margin pressures, as the Federal Reserve lowered its target Fed Funds rate from 4.25% at the beginning of the year to a range of between 0.00% and 0.25% at the end of 2008, which negatively impacted the Bank’s prime lending rate and its large variable rate loan portfolio. At the same time, funding shortfalls at weaker banks created increased competition for the deposit dollars, offsetting some of the liability rate decline normally experienced when the market rates drop.

•	Higher non-performing loans and credit losses, as general credit conditions worsened, and the decline in real estate values accelerated in the Company’s markets.

•	Continuing pressure on fee income, particularly fees derived from mortgage banking and credit card activity.

Company management responded to the unprecedented market conditions by reducing balance sheet risk and engaging in extensive customer communication, marketing and education efforts. In particular, the Company intentionally slowed asset growth rates, boosted deposit gathering efforts added capital and liquidity through the U.S. Treasury Capital Purchase Program, and invested in lower-yielding, but safer, more liquid assets.

Management’s near-term focus continues to be on ensuring the safety and security of the Bank and its customers. These actions, when combined with the significant economic challenges facing the Company, had negative impacts on both fourth quarter and full-year 2008 earnings.

While not fully reflected in the Company’s expense metrics, management implemented expense control efforts in 2008, reducing staff and cutting costs in controllable expense areas such as salary expense, bonus compensation, travel, employee incentives, supplies and entertainment. These were offset by increases in other expenses, such as FDIC insurance premiums, loan collection and other-real-estate-owned (“OREO”) carrying costs, and facility expenses that cannot be reduced rapidly in the near term. Company management continues to actively engage in cost control activities, including maintaining a hiring freeze, limiting salary increases and incentive compensation, suspending executive compensation plans and reducing other controllable expenses. After careful evaluation, it decided against engaging in across-the-board, rapid workforce reductions at the present time in favor of a more measured approach that focuses on changing business processes, and eliminating expenses that have little immediate or future potential for revenue generation or risk reduction. This reflects management’s long-term emphasis on building a strong culture, infrastructure and balance sheet that positions it well for future growth opportunities.

We anticipate that both the national and regional economy will continue to be challenging in the near future. As such, we do not anticipate a rapid turnaround in industry or Company performance. However, we believe that long-term opportunities will arise for institutions that position themselves to take advantage of them, and we are taking such steps. In particular, we continue to hold and build strong regulatory capital, liquidity and loss reserve levels, are stepping up our deposit-gathering efforts, and are increasing our already strong leadership positions in the communities we serve. Through our new corporate-wide initiative, Powered by Community, we are engaging in extensive marketing, community development and educational efforts designed to foster economic growth in our communities and create business development opportunities for the Bank. Our mission remains to solidify our core competencies, improve our business processes and efficiency, and position the Company for future growth and value creation during both difficult and stable economic times.

In this environment, the most significant perceived risks to the Company are continued credit portfolio deterioration, potential liquidity pressures and human resources risk. While the credit portfolio deteriorated significantly in 2008, it held up better than many of its regional or national peers. In direct response to the housing crisis, the Company experienced its most significant problems in the residential real estate segment. Management worked diligently in 2008 to identify, evaluate and develop repayment or liquidation plans for this component of its portfolio. Declining collateral valuations continue to be a concern in this sector, but management believes that it has identified and developed action plans to effectively manage the remaining risk in this portfolio. While current delinquency and default rates in other sectors of the Bank’s portfolio remain low, the ongoing recession and increasing unemployment rates will undoubtedly have a negative impact on these other sectors as well during the coming year. Management is addressing this heightened risk by adding resources, employing more sophisticated monitoring systems and processes, and conducting additional credit management training.

Liquidity risk for the Company could arise from the inability of the Bank to meet its short-term obligations, particularly deposit withdrawals by customers, reductions in repurchase agreement balances by municipal customers, and restrictions on brokered certificates of deposit or other borrowing facilities. Company management has implemented a number of actions to reduce liquidity exposure, including: (1) enhancing its liquidity monitoring system; (2) increasing the amount of Fed Funds Sold and readily marketable or pledgeable securities on its balance sheet; (3) enhancing its deposit-gathering efforts; (4) participating in the U.S. Treasury’s Capital Purchase Program; and (5) expanding its access to other liquidity sources, including the Federal Home Loan Bank, the Federal Reserve, and additional CD brokers. These actions have strengthened the Company’s current on- and off-balance sheet liquidity considerably and positioned it well to face the ongoing economic challenges.

Given the Company’s internal moves to reduce staffing levels and compensation expense, the risk of losing critical human resources may be higher now, although the overall job market is less competitive. In addressing this risk, management focuses a great deal of its efforts on developing a culture that promotes, retains and attracts high quality individuals. While muted in the short-term, our compensation and reward systems also contribute directly to maintaining and enhancing this culture, and we encourage strong participation among all employees in establishing and implementing the Bank’s business plans.

To summarize the Company’s financial performance in 2008, net income available to common stockholders decreased 86.7% over 2007 while assets increased 5.4% over the same time period. The Company realized net income available to common stockholders of $1.2 million or $0.14 per share (diluted). This is an 87.3% decrease in diluted earnings per share over the 2007 figure of $1.10 per share (diluted). Return on average equity (“ROAE”) and return on average assets (“ROAA”), common measures of bank performance, totaled 1.35% and 0.12%, respectively, compared to 11.3% and 0.96% in 2007. The decrease in ROAA resulted primarily from a substantial decline in net interest income combined with a much higher provision for loan losses. These factors also heavily impacted ROAE.

Total assets reached $1.11 billion, a 5.4% increase from $1.05 billion at December 31, 2007. Net loans receivable experienced a 0.52% decline to $752.6 million at December 31, 2008 from $756.5 million at the end of 2007. Total deposits grew from $757.8 million to $790.4 million during 2008, representing a 4.3% increase. Loan balance decreases reflected a combination of lower borrowing demand and tighter underwriting standards, and runoff in the residential and consumer loan portfolios. Deposit growth reflected both organic growth in the Bank’s existing markets, as well as increasing contributions from the newer markets.

The Company’s net interest margin for the year ended December 31, 2008 was 4.50%, as compared to 5.21% for 2007 and 5.66% for 2006. A volatile interest rate environment, in which rates on interest earning assets declined more rapidly and further than rates on interest-costing liabilities during 2008 created the decrease in the Company’s margin.

In December 2008, the Company issued $27.0 million in Preferred Stock to the U.S. Treasury as part of the U.S. Treasury’s Capital Purchase Program. In 2005, the Company successfully raised $12.0 million in equity capital through a common stock offering. In this common stock offering, the Company issued 705,882 common shares and added $11.9 million to stockholders equity. Other equity events over the past few years include 10% common stock dividends effective May 31, 2007, and May 31, 2006, and a 3-for-2 stock split effective March 10, 2005. All per-share data computations are calculated after giving retroactive effect to stock dividends and stock splits.

Results of Operations

Net Interest Income

The following table provides information on net interest income for the past three years, setting forth average balances of interest-earning assets and interest-bearing liabilities, the interest income earned and interest expense recorded thereon and the resulting average yield-cost ratios.

Average Balance Sheets and Analysis of Net Interest Income

	For the Year Ended December 31, 2008
	Average	Interest Income/	Average
	Balance	Expense	Yield
	(Dollars in thousands)

Loans receivable, net(1)	$779,854	$55,614	7.13%
Securities(2)	155,025	7,998	5.16
Federal funds sold	19,937	197	0.99

Total earning assets	954,816	63,809	6.68%
Cash and cash equivalents	22,591
Office properties and equipment, net	44,372
Other assets	19,295

Total assets	$1,041,074

Time deposits of $100,000 or more	$130,729	$5,176	3.96%
Other interest-bearing deposits	475,990	9,464	1.99
Short-term borrowings	121,055	4,385	3.62
Other borrowed funds	70,374	1,786	2.54

Total interest-bearing liabilities	798,148	20,811	2.61%
Noninterest-bearing deposits	145,924
Other liabilities	6,706
Stockholders’ equity	90,296

Total liabilities and stockholders’ equity	$1,041,074

Net interest income		$42,998

Net interest margin			4.50%

Average Balance Sheets and Analysis of Net Interest Income

	For the Year Ended December 31, 2007
	Average	Interest Income/	Average
	Balance	Expense	Yield
	(Dollars in thousands)

Loans receivable, net(1)	$742,310	$65,362	8.81%
Securities(2)	133,275	6,585	4.93
Federal funds sold	17,631	911	5.17

Total earning assets	893,216	72,858	8.16%
Cash and cash equivalents	21,690
Office properties and equipment, net	32,734
Other assets	19,181

Total assets	$966,821

Time deposits of $100,000 or more	$91,960	$4,467	4.86%
Other interest-bearing deposits	488,075	14,302	2.93
Short-term borrowings	96,563	3,498	3.62
Other borrowed funds	50,961	4,070	7.99

Total interest-bearing liabilities	727,559	26,337	3.62%
Noninterest-bearing deposits	148,586
Other liabilities	7,066
Stockholders’ equity	83,610

Total liabilities and stockholders’ equity	$966,821

Net interest income		$46,521

Net interest margin			5.21%

Average Balance Sheets and Analysis of Net Interest Income

	For the Year Ended December 31, 2006
	Average	Interest Income/	Average
	Balance	Expense	Yield
	(Dollars in thousands)

Loans receivable, net(1)	$623,861	$54,393	8.72%
Securities(2)	101,896	4,378	4.30
Federal funds sold	16,880	809	4.79

Total earning assets	742,637	59,580	8.02%
Cash and cash equivalents	21,729
Office property and equipment, net	19,523
Other assets	21,643

Total assets	$805,532

Time deposits of $100,000 or more	$92,933	$3,997	4.30%
Other interest-bearing deposits	412,009	9,195	2.23
Short term borrowings	48,086	2,109	4.39
Other borrowed funds	36,718	2,232	6.08

Total interest-bearing liabilities	589,746	17,533	2.97%
Noninterest-bearing deposits	133,052
Other liabilities	11,478
Stockholders’ equity	71,256

Total liabilities and stockholders’ equity	$805,532

Net interest income		$42,047

Net interest margin			5.66%

(1)	Non-accrual loans are included in the average balance, but interest on such loans is not recognized in interest income.

(2)	Municipal interest income is not tax equalized, and represents a small portion of total interest income.

The following rate/volume analysis depicts the increase (decrease) in net interest income attributable to (1) interest rate fluctuations (change in rate multiplied by prior period average balance), (2) volume fluctuations (change in average balance multiplied by prior period rate) and (3) volume/rate (changes in rate multiplied by changes in volume) when compared to the preceding year.

Changes Due to Volume and Rate 2008 versus 2007

	Volume	Rate	Volume/Rate	Total
	(Dollars in thousands)

Loans receivable, net	$3,306	$(12,425)	$(629)	$(9,748)
Securities	1,075	291	47	1,413
Federal funds sold	119	(737)	(96)	(714)

Total interest income	4,500	(12,871)	(678)	(9,049)
Time deposits of $100,000 or more	1,883	(826)	(348)	709
Other interest-earning deposits	(354)	(4,598)	114	(4,838)
Borrowings	2,437	(2,777)	(1,057)	(1,397)

Total interest expense	3,966	(8,201)	(1,291)	(5,526)

Net interest income	$534	$(4,670)	$613	$(3,523)

Changes Due to Volume and Rate 2007 versus 2006

	Volume	Rate	Volume/Rate	Total
	(Dollars in thousands)

Loans receivable, net	$10,327	$539	$103	$10,969
Securities	1,357	648	202	2,207
Federal funds sold	26	74	2	102

Total interest income	11,710	1,261	307	13,278
Time deposits of $100,000 or more	(42)	517	(5)	470
Other interest-bearing deposits	1,698	2,878	531	5,107
Borrowings	3,068	334	(175)	3,227

Total interest expense	4,724	3,729	351	8,804

Net interest income	$6,986	$(2,468)	$(44)	$4,474

Net Interest Income — 2008 Compared to 2007

The Company’s net interest income decreased to $43.0 million in 2008 from $46.5 million in 2007. The net interest income change attributable to volume increases was a favorable $534,000 over 2007 as average interest earning assets increased by $61.6 million and average interest costing liabilities increased by $70.6 million. During 2008, interest rates decreased both on the interest earning assets and interest costing liabilities; however, rates decreased more significantly on the asset side than the liability side. This created a $4.7 million decrease attributable to rate variances. The separate volume and rate changes along with a $613,000 increase due to the interplay between rate and volume factors created a $3.5 million overall decrease in net interest income for 2008.

The yield on interest-earning assets decreased 1.48% in 2008 from 2007, while the cost of interest-bearing liabilities decreased 1.01% during the same period. At 1.68%, the loan yield decrease was relatively steep over the prior year. The Bank maintained about 62% of its portfolio as variable rate loans, which responded negatively to the significant reductions in short-term market rates engineered by the Federal Reserve during 2008. The Bank has sought to moderate this impact by implementing floors on its variable rate loans, and increasing the higher yielding commercial loan component of its loan portfolio. Reversal of interest on loans placed in non-accrual status also contributed $775,000 to the overall decrease to interest income.

The investment securities portfolio experienced a 0.23% increase in yield in 2008 as the Company purchased higher yielding mortgage-backed securities and extended the duration of its investment portfolio during the year to offset the rate sensitivity of the loan portfolio. During the tumultuous market conditions of the latter half of 2008, the Company increased its Fed Funds Sold position significantly. This resulted in a double negative impact, as Fed Funds Sold yields were generally lower than other asset yields already and dropped more dramatically as well. The Company has since moved much of its Federal Funds Sold balances into higher yielding, but still highly-rated and liquid agency mortgage-backed securities.

While the significant market rate declines also reduced the Company’s interest-bearing liability costs, liability rate decreases lagged behind asset yield changes. In particular, time deposit rates, and other borrowed funds costs saw smaller and later declines than those experienced by loans and Fed Funds Sold. In addition to normal timing differences, a highly competitive deposit market and a short-term disconnect between LIBOR rates and the Federal Funds target rate created these differences. The overall result was a drop of only 1.01% in the interest expense rate during the year

Net Interest Income — 2007 Compared to 2006

The Company’s net interest income increased to $46.5 million in 2007 from $42.0 million in 2006. The net interest income increase attributable to volume increases was a favorable $7.0 million over 2006 as average interest earning assets increased by $150.6 million and average interest costing liabilities increased by $137.8 million. During 2007, interest rates increased both on interest earning assets and interest costing liabilities; however, rates increased more significantly on the liability side than the assets. This created a $2.5 million decrease attributable to rate variances. The separate volume and rate changes along with a $44,000 decrease due to the interplay between rate and volume factors created a $4.5 million overall increase in net interest income for 2007.

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

Provision for Loan Losses

Management’s policy is to establish valuation allowances for estimated losses by charging corresponding provisions against income. This evaluation is based upon management’s assessment of various factors including, but not limited to, current and anticipated future economic trends, historical loan losses, delinquencies, and underlying collateral values, as well as current and potential risks identified in the portfolio. The allowance for loan losses as a percentage of total loans receivable increased to 2.14% at December 31, 2008 from 1.53% at December 31, 2007. The provision for loan losses increased from $3.9 million in 2007 to $10.4 million in 2008. Net chargeoffs in 2008 totaled $5.7 million versus $2.0 million in 2007. The increase in chargeoffs and provision in 2008 primarily reflected continuing challenges in the Company’s residential real estate construction and land development loan portfolio. The Company took write-downs on a number of troubled real estate loans as more borrowers defaulted and real estate valuations declined, particularly during the second half of the year. While the Company believes it has identified and is actively managing its troubled real estate credits, elevated chargeoff and provision levels are likely to continue for several quarters as real estate valuations adjust downward and the global recession impacts other segments of the Company’s loan portfolio. At December 31, 2008, the total allowance for loan losses was $16.4 million compared to $11.8 million at the end of the prior year.

Management continues to focus on enhancing its credit quality efforts by recruiting and re-positioning individuals with strong credit experience, providing additional training for our lending officers, and refining its credit approval, management and review processes. During the year, the company continued to credit-shock its loan portfolio and enhance its loan loss allowance methodology to better assess risk and reserve levels. Based on its credit shock and reserve analysis, management believes that its allowance and capital positions are adequate to protect the Company from significant financial disruption as of December 31, 2008.

Other Income

The following table details dollar amount and percentage changes of certain categories of other income for the three years ended December 31, 2008.

			Percent			Percent
	2008	% of	Change	2007	% of	Change	2006	% of
Other Income	Amount	Total	Prev. Yr	Amount	Total	Prev. Yr.	Amount	Total
	(Dollars in thousands)

Fees and service charges	$8,838	63%	2%	$8,646	65%	29%	$6,726	62%
Mortgage Banking Operations	1,585	11	(43)	2,749	21	(17)	3,300	30
BOLI income	324	2	3	314	2	3	305	3
Net gain (loss) on sale of securities	2,182	16	(5,842)	(38)	0	(96)	(987)	(9)
Other income	1,011	8	(34)	1,528	12	2	1,494	14

Total	$13,940	100%	6%	$13,199	100%	22%	$10,838	100%

Fees and service charges earned on deposit, trust and investment accounts continue to be the Bank’s primary sources of other income. Fees and service charges grew $192,000 during this twelve-month period, largely driven by improvements in trust, investment and debit card income. Mortgage banking income, which had been expanding rapidly in prior years, declined significantly in 2008 as a result of the downturn in the real estate economy. BOLI income reflected slightly higher yields in the BOLI portfolio. Other income results in 2008 were enhanced by the sale of $32.0 million in investment securities in April 2008 resulting in a $2.2 million pre-tax gain for that quarter. The other income subcategory largely consists of fees earned on the Company’s contract to service deposit accounts used to secure credit card portfolios. This program began contracting in 2008 as national credit card activity slowed during the year in response to the slower economy and reduced marketing efforts.

The Company is focused on expanding its deposit, trust and investment customer base, improving debit card penetration and utilization, improving cross-selling efforts and introducing new fee income initiatives to improve operating income in 2009 and future years. Low mortgage rates also began spurring additional mortgage activity at the end of 2008, a trend that has continued into early 2009. Given the tough economy, secured credit card contract income will likely continue to decline in 2009, although the Company is seeking alternate delivery sources for this income and deposit source.

Overall, the Bank continues to rank near the top of its peer group in terms of other income as a percentage of average assets. To maintain this position and expand the percentage of revenue contributed by non-interest income, the Company will continue to aggressively seek alternative income sources in addition to the efforts noted above.

Operating Expenses

The following table details dollar amount and percentage changes of certain categories of other expense for the three years ended December 31, 2008.

			Percent			Percent
			Change			Change
	2008	% of	Prev.	2007	% of	Prev.	2006	% of
Other Expense	Amount	Total	Yr.	Amount	Total	Yr.	Amount	Total
	(Dollars in thousands)

Salaries and employee benefits	$25,301	56%	0%	$25,394	62%	16%	$21,859	61%
Occupancy expense	7,496	17	23	6,089	15	27	4,789	13
Advertising	1,474	3	11	1,330	3	13	1,172	3
Fees and service charges	1,990	4	42	1,404	4	18	1,193	4
Printing, postage and supplies	1,442	3	(2)	1,466	4	3	1,430	4
Legal and accounting	1,835	4	33	1,377	3	(3)	1,418	4
Other expense	5,842	13	51	3,866	9	(6)	4,099	11

Total	$45,380	100%	11%	$40,926	100%	14%	$35,960	100%

Similar to 2007 and 2006, salaries and employee benefits continued to be the majority of non-interest expense in 2008. Employee compensation and benefits expense decreased $93,000 or 0.4%, over the same twelve- month period last year. The Company adopted a number of provisions to reduce compensation expense during the year, including suspending both long-term and short-term bonus payouts for executives, reducing staffing levels, and reducing other bonus compensation plans. The number of full-time equivalent employees (“FTE”) at the Bank decreased from 450 at December 31, 2007 to 418 at December 31, 2008, a 7.2% decrease. Most of the staff reductions occurred in the last half of the year and some involved severance payouts, resulting in only a partial year impact for 2008. Stock based compensation expense decreased to ($110,000) in 2008 from $486,000 in 2007, as a result of the reversal of $640,000 in pre-tax expenses accrued in a long-term incentive plan for executives. Other incentive compensation expense was also down, reflecting the suspension of short-term bonuses for executives and the reduction in performance bonuses paid to other officers. Reflecting tighter staffing levels, recruitment costs totaled only $44,000 in 2008 versus $219,000 in 2007 and $604,000 in 2006. The reduction in salary and bonus expenses in 2008 was offset by a $560,000 or 13.6% increase in benefits expense as a result of substantial increases in medical and dental insurance premiums.

The $3.5 million increase in 2007 compensation expense reflects full-year expenses for staff added in 2006, the expansion of branch production staff in new markets in 2007, and increasing administrative staff to support growth and comply with increasing regulatory requirements. Benefits costs also increased in 2007, reflecting the increases in staffing in 2006 and 2007.

Control of compensation expenses continues to be a priority in 2009, as the Company has suspended salary increases for executives and officers, maintained a hiring freeze and adjusted other compensation plans. The Company has also suspended new stock compensation awards for the year. Benefits expenses should be relatively stable, given the reduced staffing levels and limited medical and dental premium increases. However, the Company will not benefit from the reversal of accrued compensation expenses, as it did in 2008.

Occupancy expenses increased 23.1% for the twelve-month period ended December 31, 2008 compared to the same period one year ago, after a 27.2% increase in 2007. These increases were comprised of additional building expense from new facilities opened in 2007 and 2008 and additional computer hardware and software purchased to enhance security, compliance and business continuity. In particular, the Company completed and moved into its new headquarters, the Sandpoint Center, in early 2008, resulting in increases in depreciation and other building expenses. The Company expects these expenses to stabilize in 2009, as it has eliminated building expansion plans, substantially reduced new hardware and software purchases, and begun to lease out excess space in its Company headquarters building.

Advertising expenses increased in 2008 primarily as a result of fall campaigns educating consumers on FDIC coverage and emphasizing the safety and soundness of the Bank in response to high levels of market stress in the second half of the year. The 2007 increases reflected campaigns related to the entry into new markets in 2006 and 2007. 2009 advertising expenses are expected to increase slightly, reflecting the Company’s core deposit growth goals and its Powered by Community campaign to stimulate local economies and spur lending demand.

Fees and service charges increased $586,000 in 2008, reflecting increases in collection and repo expenses, computer services expenses, and debit card expenses. This follows a $211,000 increase in 2007 resulting from higher computer services and debit card expenses. While collection and repo expenses are likely to remain elevated in 2009 and debit card expenses will likely increase with desired volume increases, the Company has taken additional steps to control computer services expenses through re-negotiations with vendors, elimination of unused services, and suspension of new services purchased. Printing and postage expenses decreased by 1.7% in 2008 after increasing 2.6% in 2007. The 2008 reduction resulted from changes in statement production processes, tighter controls of supply orders and consolidation of vendors. These savings are likely to continue in 2009 as the Company eliminates other printing requirements. The $458,000 increase in legal and accounting expenses reflect relatively small increases in accounting and audit expenses, and the payment of almost $400,000 in consulting fees for a comprehensive business process improvement study. This expense will not be repeated in 2009 and the Company anticipates stable audit and accounting expenses. However, higher legal expenses may result from additional credit portfolio and regulatory issues.

Other expenses increased $2.0 million over 2007 primarily as a result of write downs and carrying costs on the Company’s other real-estate owned portfolio of almost $1.0 million and additional FDIC insurance premiums totaling $371,000. In addition, approximately $377,000 of the 2008 increase in operating expenses was due to the reversal in 2007 of the reserve for unfunded loan commitments in accordance with federal guidance issued in 2007. OREO writedowns and carrying costs are likely to remain elevated in 2009 and FDIC insurance premiums are expected to double over 2008 expenses as the FDIC raises premium rates to offset additional losses to its insurance fund. The Company plans to offset some of these expenses by reducing other expenses, including travel, external training, telecommunications, entertainment, and miscellaneous other expenses.

Cost management continues to be a high priority for management in 2009, as the economy slows and credit losses potentially increase. While 2007 presented unique growth opportunities and challenges, management began actively targeting higher efficiency as a significant goal in late 2007 and throughout 2008. It plans to leverage the investments made over the past couple years in personnel, compensation systems, fixed assets, training and marketing expenses to generate additional growth without corresponding increases in these expenses in future years. In 2009, it will also continue to refine business processes to improve workflows, efficiency and the quality of the customer experience.

Financial Position

Assets increased by $56.9 million or 5.4% during 2008. This increase was driven largely by increases in cash and cash equivalents as the Company bolstered liquidity to protect against instability in the financial markets. Funds from maturing available-for-sale investments, deposits and advances from the FHLB were used to increase cash and cash equivalents by $56.7 million from the December 31, 2007 balance. Loans receivable decreased by $3.9 million or 0.5% compared to 2007. Weakening credit conditions and stricter underwriting standards caused the slight decrease in loans receivable during the year.

Assets increased in 2007 by $128.3 million, or 14%. This increase was driven largely by organic growth in the loans receivable portfolio, particularly commercial loans. Loans receivable increased by $91.7 million or 14% compared to 2006. Continued strong loan demand in both new and existing markets and continued progress on relationship banking initiatives created the significant increase in 2007.

Investments in available for sale securities decreased by 7% from 2007, totaling $147.6 million at December 31, 2008, compared to $158.8 million at December 31, 2007. Available for sale investments decreased to 13% of total assets compared to 15% for the previous year. Held-to-maturity investments increased, from $11.3 million in 2007 to $17.6 million in 2008. Management decreased the investment portfolio in 2008 to utilize the funds in expanding its liquidity position. In addition, the carrying value of the portfolio decreased during the year, as several mortgage-backed-securities experienced valuation declines as a result of market instability and reduced demand. Management continues to manage the investment portfolio to achieve reasonable yield and manage interest rate risk exposure, while maintaining the liquidity necessary to support the Bank’s balance sheet. Changes in the investment portfolio along with changes in market rates and market liquidity converted a tax-effected unrealized gain of $1.3 million in the investment portfolio at the end of 2007 to a tax-effected unrealized loss of $4.9 million at the end of 2008. See the discussion on investments in Note 19 “Fair Value Measurements” below for more information.

Office properties and equipment increased $2.2 million or 5% at December 31, 2008 compared to December 31, 2007. Continued construction on the new Sandpoint headquarters building produced much of the increase. Investment in additional technology also added to the change. In the second quarter of 2008, the Company relocated the Sandpoint Branch, corporate headquarters and administrative offices to the Sandpoint Center. The Company is currently marketing this property for a potential sale. Assuming a sale is consummated, the Company will then lease back the branch and headquarters space. After 2009, fixed asset growth and occupancy expense is expected to moderate, as the Company’s future growth initiatives will likely involve fewer fixed asset expenditures.

Goodwill and other intangible assets decreased to $12.2 million at December 31, 2008, from $12.4 million at December 31, 2007. At December 31, 2008, the Company had goodwill and core deposit intangible assets of approximately $10.5 million related to the November 2004 Snake River acquisition, and goodwill and other intangible assets of approximately $1.4 million as a result of the January 2003 purchase of the Ontario branch of Household FSB. The September 2006 purchase of a small investment company, Premier Alliance, added $263,000 in goodwill to this total in 2006. No new acquisitions occurred in 2008 or 2007. Goodwill and other intangible assets equaled 1.1% of total assets at December 31, 2008. The decrease in the balance of goodwill and other intangible assets in 2008 relates to the amortization of the core deposit intangibles from the Snake River acquisition and the Household FSB purchase. In response to the significant turmoil in the equity market for financial institutions, the Company evaluated its goodwill position at June 30, 2008, September 30, 2008, and December 31, 2008, for potential impairment. Based on its analysis of the Company’s current fair value, the Company determined that no impairment existed. Management used a combination of discounted cash flow modeling and implied Company deal valuations to arrive at its conclusions.

To fund the asset growth, liabilities increased by $36.5 million, or 3.8% over 2007. Deposit growth fueled most of this increase, adding $32.6 million or 4.3% over 2007 balances. The increase in deposits was split between NOW and money market accounts ($12.7 million growth), and certificates of deposit ($33.2 million growth). Over the last several years, strong penetration in our existing markets and rapid growth in new branches have combined with market forces, including volatile equity markets, to produce the increases. Low interest rates and heightened competition from other banks facing significant funding pressures will continue to create challenges for deposit growth in 2009. To combat this, the Bank has re-organized its production staff to place more focus and resources on deposit growth. It is specifically targeting customers and expanding in areas with high deposit concentrations, changing compensation structures to encourage branch staff to seek deposit growth, and providing additional training, target marketing and technology support for our staff. Management will also emphasize new product development and the use of alternative deposit-gathering channels.

Liabilities increased by $116.3 million in 2007, largely comprised of $64.2 million in deposit growth and $17.9 million in repurchase agreement growth. Non-interesting bearing deposits grew $17.5 million, NOW and money market accounts grew $17.5 million, and certificates of deposits grew $24.1 million over December 31, 2006.

Repurchase agreements decreased $15.1 million, or 12.2% in 2008 as the Bank lowered rates paid on repurchase agreements in response to the declining interest rate environment. The decrease in repurchase agreements was offset by increases in advances from the FHLB of $17.0 million. During 2007, repurchase agreements increased $17.9 million, or 17% as the Bank utilized retail repurchase agreements to partially fund the strong loan and investment growth that occurred during that year. Other borrowings increased by $3.6 million, or 9.8% during 2008 as the Company increased its credit line balance to fund the completion of the Sandpoint Center. The larger 64% increase in other borrowings in 2007 reflects the payment of the lion’s share of the Sandpoint Center expenses. The outstanding balance of this holding company credit line at December 31, 2008 was $23.1 million.

Total stockholders’ equity increased by $20.4 million to $110.5 million from $90.1 million at December 31, 2007. The increase in stockholders’ equity was primarily due to the issuance of $27.0 million in preferred stock and net income of $1.3 million, offset by a $6.3 million reduction in the after-tax carrying value of the available-for-sale investment portfolio. During 2007, total stockholders’ equity increased by $12.0 million from $78.1 million at December 31, 2006. This increase is due to the retention of the Company’s earnings and the after-tax increase in the market value of the available-for-sale investment portfolio. Total shares outstanding increased by 84,299 shares to 8.3 million shares at the end of 2008. Both the Bank’s and the Company’s regulatory capital ratios remain well above the percentages required by the FDIC to qualify as a “well capitalized” institution. Management is closely monitoring current capital levels in line with its long-term capital plan to maintain sufficient protection against risk and provide flexibility to capitalize on future opportunities.

Capital

Capital is the stockholders’ investment in the Company. Capital grows through the retention of earnings, the issuance of new stock, and through the exercise of stock options. Capital formation allows the Company to grow assets and provides flexibility and protection in times of adversity. Total equity on December 31, 2008 was 10.0% of total assets. The largest component of equity is common stock representing 72% of total equity. Preferred Stock, net of unearned discount was $25.1 million at December 31, 2008, representing 23% of equity. Retained earnings amounts to 12% and the remaining negative 6% is accumulated other comprehensive income and unearned compensation.

Banking regulations require the Company to maintain minimum levels of capital. The Company manages its capital to maintain a “well capitalized” designation (the FDIC’s highest rating). Regulatory capital calculations include some of the trust preferred securities as a component of capital. At December 31, 2008, the Company’s total capital to risk weighted assets was 14.47%, compared to 11.61% at December 31, 2007. At December 31, 2008, the Company’s Tier I capital to risk weighted assets was 13.21%, compared to 10.36% at December 31, 2007. At December 31, 2008, the Company’s Tier I capital to average assets was 11.29%, compared to 8.90% at December 31, 2007. The increase in these capital ratios at December 31, 2008 compared to December 31, 2007 is primarily a result of the issuance of preferred stock, net of unearned discount and the retention of the Company’s net income. The Company anticipates it will build capital through the retention of earnings and other sources in the future. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios of 10%, 6%, and 5%, respectively. Based on the established regulatory ratios, the Company continues to maintain a “well-capitalized” designation.

On December 19, 2008, the Company entered into a definitive agreement with the U.S. Treasury. Pursuant to this Agreement, the Company sold 27,000 shares of Preferred Stock, no par value, having a liquidation amount equal to $1,000 per share, including a warrant (“The Warrant”) to purchase 653,226 shares of IMCB’s common stock, no par value, to the U.S. Treasury (see the explanation of the Troubled Asset Relief Program on Note 12 for more information).

The preferred stock qualifies as Tier 1 capital and will pay cumulative dividends at a rate of 5% per year, for the first five years, and 9% per year thereafter. Under the terms of the CPP, the preferred stock may be redeemed with the approval of the U.S Treasury in the first three years with the proceeds from the issuance of certain qualifying Tier 1 capital or after three years at par value plus accrued and unpaid dividends. The original terms governing the Preferred Stock prohibited IMCB from redeeming the shares during the first three years other than from proceeds received from a qualifying equity offering. However, subsequent legislation was passed that may now permit a TARP recipient to redeem the shares of preferred stock upon consultation between Treasury and the Company’s primary federal regulator.

The Warrant has a 10-year term with 50% vesting immediately upon issuance and the remaining 50% vesting on January 1, 2010 if the Company has not redeemed the preferred stock. The Warrant has an exercise price, subject to anti-dilution adjustments, equal to $6.20 per share of common stock.

Other activities impacting the Company’s capital levels over the past few years are as follows: In February 2005, the Company approved a 3-for-2 stock split, payable on March 15, 2005 to shareholders of record on March 10, 2005. In December 2005, the Company successfully completed a $12.0 million common stock offering to its existing shareholders and customers. This resulted in the issuance of an additional 705,882 shares of common stock. In April 2006, the Company approved a 10% stock dividend to all shareholders of record as of May 15, 2006. In April 2007, the Company approved an additional 10% stock dividend to all shareholders of record as of May 15, 2007.

The following table sets forth the Company’s actual regulatory capital ratios for 2008 and 2007 as well as the quantitative measures established by regulatory authorities.

			Capital		Well-Capitalized
	Actual		Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

As of December 31, 2008
Total capital (to risk-weighted assets):
The Company	$131,648	14.47%	$72,788	8%	$90,985	10%
Panhandle State Bank	129,426	14.22%	72,789	8%	90,987	10%
Tier I capital (to risk-weighted assets):
The Company	120,212	13.21%	36,394	4%	54,591	6%
Panhandle State Bank	117,990	12.97%	36,395	4%	54,592	6%
Tier I capital (to average assets):
The Company	120,212	11.29%	42,606	4%	53,258	5%
Panhandle State Bank	117,990	11.37%	41,515	4%	51,894	5%
As of December 31, 2007
Total capital (to risk-weighted assets):
The Company	$102,927	11.61%	$70,900	8%	$88,626	10%
Panhandle State Bank	102,898	11.61%	70,902	8%	88,627	10%
Tier I capital (to risk-weighted assets):
The Company	91,840	10.36%	35,450	4%	53,175	6%
Panhandle State Bank	91,811	10.36%	35,451	4%	53,176	6%
Tier I capital (to average assets):
The Company	91,840	8.90%	41,297	4%	51,621	5%
Panhandle State Bank	91,811	9.13%	40,225	4%	50,281	5%

Liquidity

Liquidity is the term used to define the Company’s ability to meet its financial commitments. The Company maintains sufficient liquidity to ensure funds are available for both lending needs and the withdrawal of deposit funds. The Company derives liquidity primarily through core deposit growth, repurchase agreements and other borrowing arrangements, loan payments and the maturity or sale of investment securities.

At December 31, 2008, the available-for-sale investment portfolio had net unrealized losses in the amount of $8.2 million, compared to net unrealized gains in the amount of $2.2 million at December 31, 2007. Management believes that all unrealized losses as of December 31, 2008 and unrealized losses as of December 31, 2007 are market driven and as a result of fair value analysis, no other than temporary impairment was recorded.

Core deposits include demand, interest checking, money market, savings, and local time deposits. Additional liquidity and funding sources are provided through the sale of loans, sales of securities, access to national certificate of deposit (“CD”) markets, and both secured and unsecured borrowings.

Deposit growth of $32.6 million funded increases in cash and cash equivalents of $56.7 million, as both loan and available-for-sale investment balances declined during the year. Core deposits, (total deposits less public deposits, brokered certificates of deposit, and CDARS reciprocal deposits), at December 31, 2008 were 91.7% of total deposits, compared to 95.7% at December 31, 2007. During 2008, the Company experienced a $1.1 million or

0.15% decrease in its core deposit base. This was offset by deposits derived from local customers under the Certificate of Deposit Account Registry Services (“CDARS”) which grew $17.7 million as customers sought full FDIC protection on balances exceeding $250,000. Brokered deposits increased $26.0 million. In the future, management anticipates continued strong competition for deposits which will require stronger core deposit-gathering efforts and the use of other funding alternatives. The company utilized paydowns of the investment portfolio and increases in advances from FHLB and deposits to increase cash and cash equivalents at December 31, 2008. The Bank increased cash and cash equivalent balances to provide liquidity as protection against the very unstable economic environment existing in the latter part of the year.

Overnight-unsecured borrowing lines have been established at US Bank, Wells Fargo, Pacific Coast Bankers Bank (“PCBB”), the Federal Home Loan Bank of Seattle (“FHLB”) and the Federal Reserve Bank of San Francisco. At December 31, 2008, the Company had approximately $50.0 million of overnight funding available from its unsecured correspondent banking sources and no overnight fed funds borrowed. Additional funding availability at the FHLB totals $64.6 million and $23.1 million at the Federal Reserve. Both of these lines could be expanded more with the placement of additional collateral. In addition, $2 to $5 million in funding is available on a semiannual basis from the State of Idaho in the form of negotiated certificates of deposit.

In March 2007, the Company entered into an additional borrowing agreement with Pacific Coast Bankers Bank (“PCBB”) in the amount of $18.0 million and in December 2007 increased the amount to $25.0 million. The borrowing agreement was a non-revolving line of credit with a variable rate of interest tied to LIBOR and is collateralized by Bank stock and the Sandpoint Center. This line is currently being used primarily to fund the construction costs of the Company’s new headquarters building in Sandpoint. The balance at December 31, 2008 was $23.1 million at a variable interest rate of 3.4%. The borrowing had a maturity of January 2009 and was extended for 90 days with a fixed rate of 7.0%. As a result of the Company’s operating loss in the 4th quarter, the Company was in violation of a covenant covering debt service coverage for the fourth quarter. PCBB has provided a waiver of this covenant. The Company is negotiating with PCBB to refinance this loan into an amortizing term loan facility and anticipates completing this refinance prior to the maturity date of the extension. The Company continues to actively market the building for sale, proceeds of which would pay down the term loan facility.

Management continues to monitor its liquidity position carefully, and has established contingency plans for potential liquidity shortfalls. Longer term, the Company’s focus continues to be to fund asset growth primarily with core deposit growth, and it has initiated a number of organizational changes and programs to spur this growth.

Related Party Transactions

The Bank has executed certain loans and deposits with its directors, officers and their affiliates. All loans and deposits made are in conformance with regulatory requirements for banks and on substantially the same terms and conditions as other similarly qualified borrowers. The aggregate amount of loans outstanding to such related parties at December 31, 2008 and 2007 was approximately $446,000 and $1,244,000, respectively.

Directors’ fees of approximately $281,000, $296,000, and $314,000 were paid during the years ended December 31, 2008, 2007, and 2006, respectively.

Two of the Company’s Board of Directors are principals in law firms that provide legal services to Intermountain. During the years ended December 31, 2008, 2007 and 2006 the Company incurred legal fees of approximately $5,000, $9,000, and $11,000, respectively, related to services provided by these firms.

Two directors of Intermountain who joined the boards of Intermountain and Panhandle State Bank in connection with the Snake River Bancorp, Inc. acquisition and one former employee of Magic Valley Bank, who is now an employee of the Company, are all members of a partnership which owned the branch office building of Magic Valley Bank in Twin Falls, Idaho. The lease originally required monthly rent of $13,165 and expired on February 28, 2018. The Company had an option to renew the lease for three consecutive five-year terms at current market rates. In connection with the Snake River Bancorp acquisition, the lease was amended to grant the Company a two-year option to acquire the property for $2.5 million. In December 2006, the Company sold the option to acquire the property to an unrelated party and executed a new lease agreement to lease the building. The property was sold in January 2007 and the lease commenced in January 2007.

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

Tabular Disclosure of Contractual Obligations

The following table represents the Company’s on-and-off balance sheet aggregate contractual obligations to make future payments as of December 31, 2008.

	Payments Due by Period
		Less than	1 to	Over 3 to	More than
	Total	1 Year	3 Years	5 Years	5 Years
	(Dollars in thousands)

Long-term debt(1)	$88,215	$3,123	$44,893	$2,243	$37,956
Short-term debt	138,986	138,986	—	—	—
Capital lease obligations	—	—	—	—	—
Operating lease obligations(2)	13,938	1,015	1,474	1,282	10,167
Purchase obligations	—	—	—	—	—
Other long-term obligations	—	—	—	—	—

Total	$241,139	$143,124	$46,367	$3,525	$48,123

(1)	Includes interest payments related to long-term debt agreements.

(2)	Excludes recurring accounts payable, accrued expenses and other liabilities, repurchase agreements and customer deposits, all of which are recorded on the registrant’s balance sheet. See Notes 5 and 6 of “Notes to Consolidated Financial Statements”. Includes operating lease payments for new leases executed in December 2006 for the sale leaseback transactions for the previously owned Canyon Rim and Gooding branches. The sale transaction was completed in January 2007 and the leases commenced in January 2007.

Inflation

Substantially all of the assets and liabilities of the Company are monetary. Therefore, inflation has a less significant impact on the Company than does the fluctuation in market interest rates. Inflation can lead to accelerated growth in noninterest expenses and may be a contributor to interest rate changes, both of which may impact net earnings. After a relatively stable 2007, inflation, as measured by the Consumer Price Index, increased substantially in early 2008 fueled by higher energy and food prices, but subsided in late 2008 as energy prices collapsed and soft demand reduced inflationary pressures on other goods and services. Inflation is not likely to be a significant concern in 2009. The effects of inflation have not had a material direct impact on the Company.

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

Income Recognition.  Intermountain recognizes interest income by methods that conform to general accounting practices within the banking industry. In the event management believes collection of all or a portion of contractual interest on a loan has become doubtful, which generally occurs after the loan is 90 days past due, Intermountain discontinues the accrual of interest and reverses any previously accrued interest recognized in income deemed uncollectible. Interest received on nonperforming loans is included in income only if recovery of the principal is reasonably assured. A nonperforming loan is restored to accrual status when it is brought current or when brought to 90 days or less delinquent, has performed in accordance with contractual terms for a reasonable period of time, and the collectability of the total contractual principal and interest is no longer in doubt.

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

Management believes the allowance for loan losses was adequate at December 31, 2008. While management uses available information to provide for loan losses, the ultimate collectability of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions and other relevant factors. A slowdown in economic activity could adversely affect cash flows for both commercial and individual borrowers, as a result of which the Company could experience increases in nonperforming assets, delinquencies and losses on loans.

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

Management evaluates investment securities for other than temporary declines in fair value on a periodic basis. If the fair value of investment securities falls below their amortized cost and the decline is deemed to be other than temporary, the securities will be written down to current market value and the write down will be deducted from earnings. There were no investment securities which management identified to be other-than-temporarily impaired for the twelve months ended December 31, 2008. Charges to income could occur in future periods due to a change in management’s intent to hold the investments to maturity, a change in management’s assessment of credit risk, a rating of investments or a change in regulatory or accounting requirements. See Note 19, Fair Value Measurements, for additional discussion on management’s evaluation of the fair value of its available-for-sale securities and its other-than-temporary impairment analysis.

Goodwill and Other Intangible Assets.  Goodwill arising from business combinations represents the value attributable to unidentifiable intangible elements in the business acquired. Intermountain’s goodwill relates to value inherent in the banking business and the value is dependent upon Intermountain’s ability to provide quality, cost-effective services in a competitive market place. As such, goodwill value is supported ultimately by revenue that is driven by the volume of business transacted. A decline in earnings as a result of a lack of growth or the inability to deliver cost-effective services over sustained periods can lead to impairment of goodwill that could adversely impact earnings in future periods. Goodwill is not amortized, but is subjected to impairment analysis each December. In addition, generally accepted accounting principles require an impairment analysis to be conducted any time a “triggering event” occurs in relation to goodwill. Management believes that the significant market disruption in the financial sector and the declining market valuations experienced over the past year created a “triggering event.” As such, management conducted an interim evaluation of the carrying value of goodwill in June 2008, and updated this evaluation in September 2008. It conducted its annual analysis in December 2008. As a result of this analysis, no impairment was considered necessary as of December 31, 2008. Major assumptions used in determining impairment were increases in future income, sales multiples in determining terminal value and the discount rate applied to future cash flows. However, future events could cause management to conclude that Intermountain’s goodwill is impaired, which would result in the recording of an impairment loss. Any resulting impairment loss could have a material adverse impact on Intermountain’s financial condition and results of operations. Other intangible assets consisting of core-deposit intangibles with definite lives are amortized over the estimated life of the acquired depositor relationships.

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

Fair Value Measurements.  Effective January 1, 2008, Intermountain adopted SFAS 157, “Fair Value Measurements”. SFAS 157 establishes a standard framework for measuring fair value in GAAP, clarifies the definition of “fair value” within that framework, and expands disclosures about the use of fair value measurements. A number of valuation techniques are used to determine the fair value of assets and liabilities in Intermountain’s financial statements. These include quoted market prices for securities, interest rate swap valuations based upon the modeling of termination values adjusted for credit spreads with counterparties and appraisals of real estate from independent licensed appraisers, among other valuation techniques. Fair value measurements for assets and liabilities where there exists limited or no observable market data are based primarily upon estimates, and are often calculated based on the economic and competitive environment, the characteristics of the asset or liability and other factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. Additionally, there are inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values. Significant changes in the aggregate fair value of assets and liabilities required to be measured at fair value or for impairment will be recognized in the income statement under the framework established by GAAP. If an impairment is determined, it could limit the ability of Intermountain’s banking subsidiaries to pay dividends or make other payments to the Holding Company. See Note 19 to the Consolidated Financial Statements for more information on fair value measurements.

Derivative Financial Instruments and Hedging Activities.  In various aspects of its business, the Company uses derivative financial instruments to modify its exposure to changes in interest rates and market prices for other financial instruments. Many of these derivative financial instruments are designated as hedges for financial accounting purposes. Intermountain’s hedge accounting policy requires the assessment of hedge effectiveness, identification of similar hedged item groupings, and measurement of changes in the fair value of hedged items. If in the future the derivative financial instruments identified as hedges no longer qualify for hedge accounting treatment, changes in the fair value of these hedged items would be recognized in current period earnings, and the impact on the consolidated results of operations and reported earnings could be significant.

For more information on derivative financial instruments and hedge accounting, see Note 18 to the Consolidated Financial Statements.

Income Taxes.  Income tax liabilities or assets are established for the amount of taxes payable or refundable for the current year. Deferred tax liabilities and assets are also established for the future tax consequences of events that have been recognized in the Corporation’s financial statements or tax returns. A deferred tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences and deductions that can be carried forward (used) in future years. SFAS 109, “Accounting for Income Taxes,” requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified. SFAS 109 provides that a cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable and also restricts the amount of evidence on projections of future taxable income to support the recovery of deferred tax assets. As of December 31, 2008, Intermountain did not have a valuation allowance.

The valuation of current and deferred tax liabilities and assets is considered critical as it requires management to make estimates based on provisions of the enacted tax laws and other future events. The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be significant to the consolidated results of operations and reported earnings. The Company believes its tax assets and liabilities are adequate and are properly recorded in the consolidated financial statements. For more information regarding income tax accounting, see Notes 1 and 9 to the Consolidated Financial Statements.

Recent Accounting Pronouncements

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

On October 10, 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. The FSP clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP is effective immediately, and includes prior period financial statements that have not yet been issued, and therefore the Company was subject to the provision of the FSP effective December 31, 2008. See Notes to Financial Statements, Note 19, Fair Value Measurements for further discussion of the impact of SFAS No. 157 and the additional guidance issued.

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

In June, 2008, the FASB issued FASB Staff Position (FSP) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. This FSP defines participating securities as those that are expected to vest and are entitled to receive nonforfeitable dividends or dividend equivalents. Unvested share-based payment awards that have a right to receive dividends on common stock (restricted stock) will be considered participating securities and included in earnings per share using the two-class method. The two-class method requires net income to be reduced for dividends declared and paid in the period on such shares. Remaining net income is then allocated to each class of stock (proportionately based on unrestricted and restricted shares which pay dividends) for calculation of basic earnings per share. Diluted earnings per share would then be calculated based on basic shares outstanding plus any additional potentially dilutive shares, such as options and restricted stock that do not pay dividends or are not expected to vest. This FSP is effective in the first quarter of 2009. Basic earnings per share may decline slightly as a result of this FSP.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4 (“EITF 06-4”), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. EITF 06-4 requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. Effective January 1, 2008, the Company recorded a liability in the amount of $389,000 and a reduction in equity in the amount of $234,000 to record the liability as of January 1, 2008.

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

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (“FSP 99-20-1”). FSP 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets.” The FASB stated that the objective of FSP 99-20-1 was to achieve more consistent determination of whether an other-than-temporary impairment (“OTTI”) has occurred. An entity with beneficial interests within the scope of FSP 99-20-1 is no longer required to solely consider market participant assumptions when evaluating cash flows for an adverse change that would be indicative of OTTI. FSP 99-20-1 also retains and emphasizes the objective of an OTTI assessment and the related disclosure requirements of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and other related guidance. FSP 99-20-1 should be applied prospectively for interim and annual reporting periods ending after December 15, 2008. Retrospective application to a prior interim or annual reporting period is not permitted. The Company has complied with the provisions of FSP 99-20-1, which had no incremental impact on its results of operations or financial position as of December 31, 2008.

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

At December 31, 2008, the Company’s one-year interest sensitive gap is negative $258.3 million, or negative 23.36% which falls within the risk tolerance levels established by the Company’s Board. The current gap position indicates that if interest rates were to change and affect assets and liabilities equally, rising rates would decrease the Bank’s net interest income. The reverse is true when rates fall. The primary cause for the negative gap is the large block of deposits with no stated maturity, including NOW, money market and savings accounts that can be repriced at any time. However, changes in rates offered on these types of deposits tend to lag changes in market interest rates, thereby potentially reducing or eliminating the impact of the negative gap position. As such, this measure is only a small part of a larger Interest Rate Risk assessment or analysis.

The Asset/Liability Management Committee of the Company also periodically reviews the results of a detailed and dynamic simulation model to quantify the estimated exposure of net interest income (NII) and the estimated economic value of the Company to changes in interest rates. The simulation model, which has been compared to and validated with an independent third-party model, illustrates the estimated impact of changing interest rates on the interest income received and interest expense paid on all interest bearing assets and liabilities reflected on the Company’s statement of financial condition. This interest sensitivity analysis is compared to policy limits for risk tolerance levels of net interest income exposure over a one-year time horizon, given a 300 and 100 basis point movement in interest rates. Trends in out-of-tolerance conditions are then addressed by the committee, resulting in the implementation of strategic management intervention designed to bring interest rate risk within policy targets. A parallel shift in interest rates over a one-year period is assumed as a benchmark, with reasonable assumptions made regarding the timing and extent to which each interest-bearing asset and liability responds to the changes in market rates. The original assumptions were made based on industry averages and the company’s own experience, and have been modified based on the company’s continuing analysis of its actual versus expected performance, and after consultations with an outside consultant. The following table represents the estimated sensitivity of the Company’s net interest income as of December 31, 2008 and 2007 compared to the established policy limits:

	2008		2007
12 Month Cumulative % effect on NII	Policy Limit %	12-31-08	Policy Limit %	12-31-07

+100bp	+5.0 to −3.0	4.36	+3.0 to −3.0	1.15
+300bp	+10.0 to −8.0	13.51	+8.0 to −8.0	4.33
−100bp	+5.0 to −3.0	1.90	+3.0 to −3.0	0.22
−300bp	+10.0 to −8.0	−0.76	+8.0 to −8.0	−5.37

The model results for both years fall within the risk tolerance guidelines established by the committee with the exception of the +300 basis point scenario at December 31, 2008. Management considers a 3% rate increase reasonably likely, however the impact would be positive on the Company’s net interest income. The rapid and sharp drop in market rates over the past 18 months, and the current level of the Federal Funds target rate at a range between 0.00 and 0.25% is unprecedented. This created significant challenges for interest rate risk management in 2008 and is reflected in the significant reduction in net interest income during this period.

The following table displays the Bank’s balance sheet based on the repricing schedule of 3 months, 3 months to 1 year, 1 year to 5 years and over 5 years.

Asset/Liability Maturity Repricing Schedule
December 31, 2008

		After Three	After One
		Months	Year but
	Within Three	but within	within Five	After Five
	Months	One Year	Years	Years	Total
	(Dollars in thousands)

Loans receivable and held for sale	$250,639	$207,180	$224,804	$87,833	$770,456
Securities	7,617	9,668	41,885	108,362	167,532
Federal funds sold	71,450	—	—	—	71,450
Time certificates and interest-bearing cash	732	622	—	—	1,354

Total earning assets	330,438	217,470	266,689	196,195	1,010,792
Allowance for loan losses	(4,930)	(4,437)	(5,752)	(1,314)	(16,433)

Total earning assets, net	$325,508	$213,033	$260,937	$194,881	$994,359

Interest-bearing demand deposits(1)	$321,556	$—	$—	$—	$321,556
Savings deposits and IRA(1)	64,234	6,410	7,914	113	78,671
Time certificates of deposit accounts	45,774	143,033	46,806	307	235,920

Total deposits	431,564	149,443	54,720	420	636,147
Repurchase agreements	49,751	59,255	—	—	109,006
FHLB advances	—	36,000	10,000	—	46,000
Other borrowed funds	39,672	—	—	941	40,613

Total interest-bearing liabilities	$520,987	$244,698	$64,720	$1,361	$831,766

Net interest rate sensitivity gap	$(195,479)	$(31,665)	$196,217	$193,520	$162,593
Cumulative gap	$(195,479)	$(227,144)	$(30,927)	$162,593	—

(1)	Includes deposits with no stated maturity.

The following table displays expected maturity information and corresponding interest rates for all interest-sensitive assets and liabilities at December 31, 2008.

Expected Maturity Date at December 31, 2008

	2009	2010-11	2012-13	Thereafter	Total
	(Dollars in thousands)

Interest-sensitive assets:
Commercial loans	$354,153	$71,774	$83,627	$127,428	$636,982
Average interest rate	5.87%	6.80%	7.17%	7.26%
Residential loans(1)	29,781	17,730	11,990	44,436	103,937
Average interest rate	7.59%	8.01%	7.30%	6.74%
Consumer loans	8,362	7,413	3,979	3,491	23,245
Average interest rate	6.74%	7.97%	8.58%	8.48%
Municipal loans	480	1,152	637	2,840	5,109
Average interest rate	5.30%	5.58%	4.24%	4.94%
Investments	17,285	21,013	20,872	108,362	167,532
Average interest rate	4.29%	5.03%	5.21%	5.80%
Federal funds sold	71,450	—	—	—	71,450
Average interest rate	0.28%	0.00%	0.00%	0.00%
Certificates and interest bearing cash	1,354	—	—	—	1,354
Average interest rate	0.82%	0.00%	0.00%	0.00%

Total interest-sensitive assets	$482,865	$119,082	$121,105	$286,557	$1,009,609

Deposits:
Savings deposits and IRA	$70,756	$6,843	$1,072	$—	$78,671
Average interest rate	0.53%	3.93%	4.29%	0.00%
NOW and money market	321,556	—	—	—	321,556
Average interest rate	1.56%	0.00%	0.00%	0.00%
Certificates of deposit accounts	189,115	43,976	2,829	—	235,920
Average interest rate	3.02%	3.65%	4.34%	0.00%
Repurchase agreements	79,006	30,000	—	—	109,006
Average interest rate	0.84%	5.02%	0.00%	0.00%
Other borrowed funds	59,146	$10,000	—	17,468	86,614
Average interest rate	3.56%	4.96%	0.00%	4.45%

Total interest-sensitive liabilities	$719,579	$90,819	$3,901	$17,468	$831,767

(1)	Includes loans held for sale.

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

The required information is contained on pages F-1 through F-44 of this Form 10-K.

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

There were no changes in internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Intermountain’s management, including the principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of Intermountain’s management, Intermountain conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on management’s evaluation under the COSO Framework, Intermountain’s management has concluded that Intermountain’s internal control over financial reporting was effective as of December 31, 2008.

The effectiveness of Intermountain’s internal control over financial reporting as of December 31, 2008 has been attested to by BDO Seidman, LLP, the independent registered public accounting firm that audited the financial statements included in Intermountain’s Annual Report on Form 10-K, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Intermountain Community Bancorp
Sandpoint, Idaho

We have audited Intermountain Community Bancorp’s (“Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO criteria”). Intermountain Community Bancorp’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Intermountain Community Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Intermountain Community Bancorp as of December 31, 2008 and 2007, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 13, 2009, expressed an unqualified opinion thereon.

BDO Seidman, LLP

Spokane, Washington
March 13, 2009

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

In response to this Item, the information set forth in Intermountain’s Proxy Statement dated March 20, 2009 (“2009 Proxy Statement”) under the headings “Information with Respect to Nominees and Other Directors,” “Meetings and Committees of the Board of Directors,” “Executive Compensation,” and “Security Ownership of Certain Beneficial Owners and Management” and “Compliance with Section 16(a) filing requirements” are incorporated herein by reference.

Information concerning Intermountain’s Audit Committee financial expert is set forth under the caption “Meetings and Committees of the Board of Directors” in Intermountain’s 2009 Proxy Statement and is incorporated herein by reference.

Intermountain has adopted a Code of Ethics that applies to all Intermountain employees and directors, including Intermountain’s senior financial officers. The Code of Ethics is publicly available on Intermountain’s website at http://www.Intermountainbank.com, and is included as Exhibit 14 to this report.

Item 11.	EXECUTIVE COMPENSATION

In response to this Item, the information set forth in the 2009 Proxy Statement under the heading “Directors Compensation” and “Executive Compensation” is incorporated herein.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

In response to this Item, the information set forth in Intermountain’s 2009 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In response to this Item, the information set forth in Intermountain’s 2009 Proxy Statement under the heading “Certain Relationships and Related Transactions” is incorporated herein.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

In response to this Item, the information set forth in Intermountain’s 2009 Proxy Statement under the headings “Ratification of Appointment of Independent Auditors” and “Independent Registered Public Accounting Firm” is incorporated herein.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Audited Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets at December 31, 2008 and 2007

•	Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006

•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2008, 2007 and 2006

•	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2008, 2007 and 2006

•	Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

•	Summary of Accounting Policies

•	Notes to Consolidated Financial Statements

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

March 12, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Curt Hecker Curt Hecker	President and Chief Executive Officer, Principal Executive Officer, Director	March 12, 2009

/s/ John B. Parker John B. Parker	Chairman of the Board, Director	March 12, 2009

/s/ Douglas Wright Douglas Wright	Executive Vice President and Chief Financial Officer, Principal Financial Officer	March 12, 2009

/s/ Charles L. Bauer Charles L. Bauer	Director	March 12, 2009

/s/ James T. Diehl James T. Diehl	Director	March 12, 2009

/s/ Ford Elsaesser Ford Elsaesser	Director	March 12, 2009

/s/ Ronald Jones Ronald Jones	Director	March 12, 2009

/s/ Maggie Y. Lyons Maggie Y. Lyons	Director	March 12, 2009

/s/ Jim Patrick Jim Patrick	Director	March 12, 2009

Signature	Title	Date

/s/ Michael J. Romine Michael J. Romine	Director	March 12, 2009

/s/ Jerrold Smith Jerrold Smith	Executive Vice President and Director	March 12, 2009

/s/ Barbara Strickfaden Barbara Strickfaden	Director	March 12, 2009

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation(1)
3.2	Amended and Restated Bylaws(2)
4.1	Form of Stock Certificate(3)
4.2	Certificate of Designations with respect to Fixed Rate Cumulative Perpetual Preferred Stock, Series A dated December 17, 2008(1)
4.3	Warrant to Purchase Common Stock of the Company dated December 19, 2008(1)
4.4	Form of Preferred Stock Certificate(1)
10.1	Second Amended and Restated 1999 Employee Stock Option and Restricted Stock Plan(3)
10.2	Form of Employee Option Agreement(3)
10.3	Form of Restricted Stock Award Agreement(4)
10.4	Amended and Restated Director Stock Option Plan(5)
10.5	Form of Nonqualified Stock Option Agreement(3)
10.6	Form of Director Restricted Stock Award Agreement(4)
10.7	Form of Stock Purchase Bonus Agreement(4)
10.8	Amended and Restated Employment Agreement with Curt Hecker dated January 1, 2008(4)
10.9	Amended and Restated Salary Continuation and Split Dollar Agreement for Curt Hecker dated January 1, 2008(4)
10.10	Amended and Restated Employment Agreement with Jerry Smith dated January 1, 2008(4)
10.11	Amended and Restated Salary Continuation and Split Dollar Agreement with Jerry Smith dated January 1, 2008(4)
10.12	Amended and Restated Executive Severance Agreement with Douglas Wright dated January 1, 2008(4)
10.13	Amended and Restated Executive Severance Agreement with John Nagel dated December 27, 2007(4)
10.14	Amended and Restated Executive Severance Agreement with Pam Rasmussen dated December 28, 2007(4)
10.15	Executive Incentive Plan(6)
10.16	Retention Bonus Agreement for Dale Schuman dated July 29, 2008(7)
10.17	Form of Executive Compensation Letter(1)
10.18	Letter Agreement including the Securities Purchase Agreement — Standard Terms incorporated herein, between the Company and the United States Department of the Treasury dated December 19, 2008(1)
14	Code of Ethics(6)
21	Subsidiaries of the Registrant
23	Consent of BDO Seidman, LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed December 19, 2008

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed September 8, 2004

(3)	Incorporated by reference to the Registrant’s Form 10, as amended on July 1, 2004

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007

(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed August 15, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Intermountain Community Bancorp
Sandpoint, Idaho

We have audited the accompanying consolidated balance sheets of Intermountain Community Bancorp as of December 31, 2008 and 2007 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intermountain Community Bancorp at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Intermountain Community Bancorp’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria) and our report dated March 13, 2009, expressed an unqualified opinion thereon.

BDO Seidman, LLP

Spokane, Washington
March 13, 2009

INTERMOUNTAIN COMMUNITY BANCORP

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(Dollars in thousands,
	except per share data)

ASSETS
Cash and cash equivalents:
Interest-bearing	$1,354	$149
Non-interest bearing and vault	21,553	26,851
Restricted cash	468	4,527
Federal funds sold	71,450	6,565
Available-for-sale securities, at fair value	147,618	158,791
Held-to-maturity securities, at amortized cost	17,604	11,324
Federal Home Loan Bank of Seattle stock, at cost	2,310	1,779
Loans held for sale	933	4,201
Loans receivable, net	752,615	756,549
Accrued interest receivable	6,449	8,207
Office properties and equipment, net	44,296	42,090
Bank-owned life insurance	8,037	7,713
Goodwill	11,662	11,662
Other intangibles	576	723
Prepaid expenses and other assets	18,630	7,528

Total assets	$1,105,555	$1,048,659

LIABILITIES
Deposits	$790,412	$757,838
Securities sold subject to repurchase agreements	109,006	124,127
Advances from Federal Home Loan Bank	46,000	29,000
Cashier checks issued and payable	922	1,509
Accrued interest payable	2,275	3,027
Other borrowings	40,613	36,998
Accrued expenses and other liabilities	5,842	6,041

Total liabilities	995,070	958,540

Commitments and contingent liabilities (Notes 14 and 15)

STOCKHOLDERS’ EQUITY
Common stock 29,040,000 shares authorized; 8,429,576 and 8,313,005 shares issued and 8,333,009 and 8,248,710 shares outstanding	78,261	76,746
Preferred stock 1,000,000 shares authorized; 27,000 and 0 shares issued and 27,000 and 0 shares outstanding	25,149	—
Accumulated other comprehensive income (loss), net of tax	(5,935)	1,327
Retained earnings	13,010	12,046

Total stockholders’ equity	110,485	90,119

Total liabilities and stockholders’ equity	$1,105,555	$1,048,659

See accompanying summary of accounting policies and notes to consolidated financial statements.

INTERMOUNTAIN COMMUNITY BANCORP

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands,
	except per share amounts)

Interest income:
Loans	$55,614	$65,362	$54,393
Investments	8,195	7,496	5,187

Total interest income	63,809	72,858	59,580

Interest expense:
Deposits	14,640	18,769	13,192
Other borrowings	1,786	3,498	2,109
Short-term borrowings	4,385	4,070	2,232

Total interest expense	20,811	26,337	17,533

Net interest income	42,998	46,521	42,047
Provision for losses on loans	(10,384)	(3,896)	(2,148)

Net interest income after provision for losses on loans	32,614	42,625	39,899

Other income:
Fees and service charges	8,838	8,646	6,726
Mortgage banking operations	1,585	2,749	3,300
Bank-owned life insurance	324	314	305
Net gain(loss) on sale of securities	2,182	(38)	(987)
Other income	1,011	1,528	1,494

Total other income	13,940	13,199	10,838

Operating expenses:
Salaries and employee benefits	25,301	25,394	21,859
Occupancy expense	7,496	6,089	4,789
Advertising	1,474	1,330	1,172
Fees and service charges	1,990	1,404	1,193
Printing, postage and supplies	1,442	1,466	1,430
Legal and accounting	1,835	1,377	1,418
Other expenses	5,842	3,866	4,099

Total operating expenses	45,380	40,926	35,960

Income before income taxes	1,174	14,898	14,777
Income tax provision(benefit)	(80)	5,453	5,575

Net income	1,254	9,445	9,202
Preferred stock dividend	45	—	—

Net income applicable to common stockholders	$1,209	$9,445	$9,202

Earnings per share — basic	$0.15	$1.15	$1.15

Earnings per share — diluted	$0.14	$1.10	$1.07

Weighted-average shares outstanding — basic	8,294,502	8,206,341	8,035,401

Weighted-average shares outstanding — diluted	8,514,836	8,604,737	8,585,687

See accompanying summary of accounting policies and notes to consolidated financial statements.

INTERMOUNTAIN COMMUNITY BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Net income	$1,254	$9,445	$9,202
Other comprehensive income (loss):
Change in unrealized (losses) gains on investments, and MBS available for sale	(10,392)	2,380	2,018
Less deferred income tax benefit (benefit)	4,115	(942)	(792)
Change in fair value of qualifying cash flow hedge	(985)	—	—

Net other comprehensive income (loss)	(7,262)	1,438	1,226

Comprehensive income (loss)	$(6,008)	$10,883	$10,428

See accompanying summary of accounting policies and notes to consolidated financial statements.

INTERMOUNTAIN COMMUNITY BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2008, 2007, and 2006

			Accumulated
			Other
			Comprehensive		Total
	Common Stock		Income	Retained	Stockholders’
	Shares	Amount	(Loss)	Earnings	Equity
	(Dollars in thousands, except per share data)

Balance, January 1, 2006	6,598,810	$43,370	$(1,337)	$22,240	$64,273
Net income	—	—	—	9,202	9,202
Equity based compensation	—	848	—	—	848
Restricted stock grant	19,877	—	—	—	—
Shares issued upon exercise of stock options	101,245	476	—	—	476
Vesting of stock-based compensation awards	26,002	—	—	—	—
Reclassification of liability associated with stock-based compensation plans upon adoption of SFAS 123(R)	—	1,333	—	—	1,333
Net unrealized gain on investments	—	—	1,226	—	1,226
10% common stock dividend	666,840	13,637	—	(13,637)	—
Fractional share redemption	(32)	—	—	(9)	(9)
Shares issued for business purchase	11,162	255	—	—	255
Tax benefit associated with stock options	—	476	—	—	476

Balance, December 31, 2006	7,423,904	$60,395	$(111)	$17,796	$78,080

See accompanying summary of accounting policies and notes to consolidated financial statements.

INTERMOUNTAIN COMMUNITY BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2008, 2007, and 2006

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

INTERMOUNTAIN COMMUNITY BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2008, 2007, and 2006

					Accumulated
					Other		Total
	Preferred Stock		Common Stock		Comprehensive	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Income (Loss)	Earnings	Equity
	(Dollars in thousands, except per share data)

Balance, December 31, 2007	—	$—	8,313,005	$76,746	$1,327	$12,046	$90,119
Cumulative effect of adopting EITF 06-4, “Accounting for deferred compensation and post retirement benefits and aspects of endorsement split-dollar life insurance arrangements”	—	—	—	—	—	(234)	(234)
Net income	—	—	—	—	—	1,254	1,254
Equity based compensation	—	—	—	(110)	—	—	(110)
Restricted stock grant	—	—	46,264	—	—	—	—
Shares issued upon exercise of stock options, net of shares withheld	—	—	50,692	124	—	—	124
Vesting of stock-based compensation awards, net of shares withheld	—	—	19,615	(193)	—	—	(193)
Issuance of preferred shares net of expenses	27,000	25,138	—	—	—		25,138
Accretion of preferred stock discount	—	11	—	—	—	(11)	—
Preferred stock dividends undeclared	—	—	—	—	—	(45)	(45)
Issuance of common stock warrants	—	—	—	1,770	—	—	1,770
Net unrealized gain on investments	—	—	—	—	(6,277)	—	(6,277)
Net unrealized loss on hedging activities	—	—	—	—	(985)	—	(985)
Tax benefit associated with stock options	—	—	—	27	—	—	27
Other	—	—	—	(103)	—	—	(103)

Balance, December 31, 2008	27,000	$25,149	8,429,576	$78,261	$(5,935)	$13,010	$110,485

See accompanying summary of accounting policies and notes to consolidated financial statements.

INTERMOUNTAIN COMMUNITY BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Cash flows from operating activities:
Net income	$1,254	$9,445	$9,202
Adjustments to reconcile net income to net cash provided by operating activities:
Equity based compensation expense	(110)	486	848
Excess tax benefit related to stock-based compensation	—	(226)	(382)
Depreciation	3,520	2,632	2,095
Net amortization of premiums on securities	(179)	(508)	115
Stock dividends on Federal Home Loan Bank of Seattle stock	—	—	(5)
Provisions for losses on loans	10,384	3,896	2,148
Amortization of core deposit intangibles	147	158	170
Net accretion of loan discount	(15)	(56)	(89)
Accretion of deferred gain on sale of branch property	(15)	(16)	—
Gain (loss) on sale of loans, investments, property and equipment	(2,965)	(350)	243
Gain on sale of real estate owned	5	—	—
Deferred income tax benefit	(1,360)	(835)	(1,182)
Increase in cash surrender value of bank-owned life insurance	(324)	(314)	(305)
Change in (net of acquisition of business):
Loans held for sale	3,268	4,744	(3,056)
Accrued interest receivable	1,759	(878)	(2,337)
Prepaid expenses and other assets	(10,352)	(1,816)	(2,424)
Accrued interest payable	(752)	1,118	835
Accrued expenses and other liabilities	(2,162)	(4,795)	2,659

Net cash provided by operating activities	2,103	12,685	8,535

Cash flows from investing activities:
Purchases of available-for-sale securities	(78,266)	(168,065)	(73,278)
Proceeds from calls, maturities or sales of available-for-sale securities	68,522	121,627	32,138
Principal payments on mortgage-backed securities	12,932	9,042	7,456
Purchases of held-to-maturity securities	(7,639)	(5,071)	(649)
Proceeds from calls or maturities of held-to-maturity securities	1,313	412	637
Purchase of Federal Home Loan Bank of Seattle stock	(706)	—	—
Proceed from redemption of Federal Home Loan Bank of Seattle stock	175	—	—
Net increase in loans receivable	(39,789)	(105,432)	(125,777)
Proceeds from sale of loans receivable	38,391	8,317	15,541
Purchase of office properties and equipment	(5,844)	(19,078)	(10,871)
Purchase of business	—	—	(42)
Proceeds from sales of office properties and equipment	168	2,248	22
Improvements and other changes in real estate owned	—	(280)	776
Proceeds from sale of other real estate owned	471	9	47
Net change in federal funds sold	(64,885)	28,820	(24,305)
Net (increase) decrease in restricted cash	4,059	(3,639)	(114)

Net cash used in investing activities	(71,098)	(131,090)	(178,419)

See accompanying summary of accounting policies and notes to consolidated financial statements.

INTERMOUNTAIN COMMUNITY BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Cash flows from financing activities:
Net increase in demand, money market and savings deposits	(583)	40,107	92,731
Net increase in certificates of deposit	33,151	24,036	3,412
Proceeds from other borrowings	—	14,428	5,059
Proceeds from Federal Home Loan Bank advances	30,000	34,000	—
Repayments of Federal Home Loan Bank advances	(13,000)	(10,000)	—
Net change in repurchase agreements	(15,121)	17,877	68,451
Principal reduction of note payable	(41)	(33)	(116)
Excess tax benefit related to stock based compensation	—	226	382
Proceeds from exercise of stock options	158	396	476
Proceeds from issuance of preferred stock, net of expenses	25,138	—	—
Proceeds from issuance of common stock warrants	1,770	—	—
Funds from credit line	3,657	—	—
Retirement of treasury stock	(227)	—	—
Redemption of fractional shares of common stock	—	(9)	(9)

Net cash provided by financing activities	64,902	121,028	170,386

Net increase in cash and cash equivalents	(4,093)	2,623	502
Cash and cash equivalents, beginning of year	27,000	24,377	23,875

Cash and cash equivalents, end of year	$22,907	$27,000	$24,377

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$20,916	$27,152	$16,674
Income taxes	$3,615	$5,858	$6,620
Noncash investing and financing activities:
Common stock dividends	$—	$15,186	$13,637
Restricted shares issued	$647	$719	$491
Deferred gain on sale/leaseback of branch property	$—	$307	$—
Purchase of land	$—	$—	$1,130
Loans converted to other real estate owned	$4,298	$616	$398
Common stock issued upon business combination	$—	$—	$255

See accompanying summary of accounting policies and notes to consolidated financial statements.

INTERMOUNTAIN COMMUNITY BANCORP

SUMMARY OF ACCOUNTING POLICIES

Organization

Intermountain Community Bancorp (“Intermountain” or “the Company”) is a financial holding company whose principal activity is the ownership and management of its wholly owned subsidiary, Panhandle State Bank (“the Bank”). The Bank is a state chartered commercial bank under the laws of the state of Idaho. At December 31, 2008, the Bank had eight branch offices in northern Idaho, five in southwestern Idaho, three in southcentral Idaho, two branches in eastern Washington and one branch in eastern Oregon operating under the names of Panhandle State Bank, Intermountain Community Bank and Magic Valley Bank. It also had a loan production office operating under the name Intermountain Community Bank in southwestern Idaho.

Intermountain provides customized quality financial services and banking products to its customers through experienced, highly trained staff who are long-time residents of its local markets. Intermountain believes this philosophy has allowed it to grow rapidly in its market areas. With $1.11 billion in total assets as of December 31, 2008, Intermountain originates loans and attracts Federal Deposit Insurance Corporation (“FDIC”) insured deposits from the general public through 19 branches and one loan production office located in Washington, Oregon, and Idaho. In addition, Intermountain also markets trust and wealth management services through its Trust Division and fixed income and equity products, mutual funds, fixed and variable annuities and other financial products through Intermountain Community Investments.

The accounting and reporting policies of Intermountain and subsidiaries (“the Company”) conform to generally accepted accounting principles (“GAAP”) and to general practices within the banking industry. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The more significant accounting policies are as follows:

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

INTERMOUNTAIN COMMUNITY BANCORP

SUMMARY OF ACCOUNTING POLICIES — (Continued)

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

Allowance for Losses on Loans

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical and industry experience, the nature and volume of the

INTERMOUNTAIN COMMUNITY BANCORP

SUMMARY OF ACCOUNTING POLICIES — (Continued)

loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Bank-Owned Life Insurance

Bank-owned life insurance (“BOLI”) is carried at the initial premium paid for the policies plus the increase in the cash surrender value.

INTERMOUNTAIN COMMUNITY BANCORP

SUMMARY OF ACCOUNTING POLICIES — (Continued)

Goodwill and Other Intangibles

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill and intangible assets with indefinite lives are not amortized, but are subject to impairment tests at least annually. Intangible assets with finite lives, including core deposit intangibles, are amortized over the estimated life of the depositor relationships acquired.

Fair Value Measurements

Effective January 1, 2008, Intermountain adopted SFAS 157, “Fair Value Measurements”. SFAS 157 establishes a standard framework for measuring fair value in GAAP, clarifies the definition of “fair value” within that framework, and expands disclosures about the use of fair value measurements. A number of valuation techniques are used to determine the fair value of assets and liabilities in Intermountain’s financial statements. These include quoted market prices for securities, interest rate swap valuations based upon the modeling of termination values adjusted for credit spreads with counterparties and appraisals of real estate from independent licensed appraisers, among other valuation techniques. Fair value measurements for assets and liabilities where there exists limited or no observable market data are based primarily upon estimates, and are often calculated based on the economic and competitive environment, the characteristics of the asset or liability and other factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. Additionally, there are inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, that could significantly affect the results of current or future values. Significant changes in the aggregate fair value of assets and liabilities required to be measured at fair value or for impairment will be recognized in the income statement under the framework established by GAAP. If an impairment is determined, it could limit the ability of Intermountain’s banking subsidiaries to pay dividends or make other payments to the Holding Company. See Note 19 to the Consolidated Financial Statements for more information on fair value measurements.

Derivative Financial Instruments and Hedging Activities

In various aspects of its business, Intermountain uses derivative financial instruments to modify its exposure to changes in interest rates and market prices for other financial instruments. Many of these derivative financial instruments are designated as hedges for financial accounting purposes. Intermountain’s hedge accounting policy requires the assessment of hedge effectiveness, identification of similar hedged item groupings, and measurement of changes in the fair value of hedged items. If, in the future the derivative financial instruments identified as hedges no longer qualify for hedge accounting treatment, changes in the fair value of these hedged items would be recognized in current period earnings, and the impact on the consolidated results of operations and reported earnings could be significant. For more information on derivative financial instruments and hedge accounting, see Note 18 to the Consolidated Financial Statements.

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

INTERMOUNTAIN COMMUNITY BANCORP

SUMMARY OF ACCOUNTING POLICIES — (Continued)

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.” FIN No. 48 prescribes the accounting method to be applied to measure uncertainty in income taxes recognized under SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 established a recognition threshold and measurement attribute for the financial statement recognition and measurement of an uncertain tax position taken or expected to be taken in a tax return. The evaluation of an uncertain tax position in accordance with FIN No. 48 is a two-step process. The first step is recognition, which requires a determination whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is measurement. Under the measurement step, a tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The adoption of FIN No. 48 did not result in any change to the Company’s liability for uncertain tax positions as of January 1, 2007.

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

Equity Compensation Plans

The Company maintains an Equity Participation Plan under which the Company has granted non-qualified and incentive stock options and restricted stock to employees and non-employee directors. Effective January 1, 2006, the Company adopted FASB Statement No. 123(R), “Share-Based Payments”, using the modified prospective method, and the fair value recognition provision of the “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123R”). The Company elected to adopt the alternative transition method provided in FSP 123R-3 for calculating the tax effects of stock-based compensation. The alternative transition method includes simplified methods to establish the beginning balance of the additional-paid-in-capital pool (“APIC pool”) related to the tax effects of stock-based compensation, and for determining the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of stock-based compensation awards that are outstanding upon adoption of SFAS 123(R). The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of options. In addition, option valuation models require the input of highly subjective assumptions, particularly for the expected term and stock price volatility. The fair value of each restricted share is based on the fair market value at the date of grant. The Company records compensation expense based on the determined fair value.

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

Reclassifications

Certain amounts in the 2007 financial statements have been reclassified to conform with the current year’s presentation. These reclassifications had no effect on total stockholders’ equity or net income as previously reported.

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

On October 10, 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. The FSP clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP is effective immediately, and includes prior period financial statements that have not yet been issued. See Notes to Financial Statements, Note 19, Fair Value Measurements for further discussion of the impact of SFAS No. 157 and the additional guidance issued.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008, the effective date of the standard. Through December 31, 2008, we have not elected the fair value option for any of our financial assets or liabilities.

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

INTERMOUNTAIN COMMUNITY BANCORP

SUMMARY OF ACCOUNTING POLICIES — (Continued)

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

In May 2008, FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS No. 162). This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the Unites States (the GAAP hierarchy). SFAS No. 162 divides the body of GAAP into four categories by level of authority. This statement is effective in the fourth quarter of 2008.

In June, 2008, the FASB issued FASB Staff Position (FSP) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP defines participating securities as those that are expected to vest and are entitled to receive nonforfeitable dividends or dividend equivalents. Unvested share-based payment awards that have a right to receive dividends on common stock (restricted stock) will be considered participating securities and included in earnings per share using the two-class method. The two-class method requires net income to be reduced for dividends declared and paid in the period on such shares. Remaining net income is then allocated to each class of stock (proportionately based on unrestricted and restricted shares which pay dividends) for calculation of basic earnings per share. Diluted earnings per share would then be calculated based on basic shares outstanding plus any additional potentially dilutive shares, such as options and restricted stock that do not pay dividends or are not expected to vest. This FSP is effective in the first quarter of 2009. Basic earnings per share may decline slightly as a result of this FSP.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4 (“EITF 06-4”), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. EITF 06-4 requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on the future death benefit depending on the contractual terms of the underlying agreement. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. Effective January 1, 2008, the Company recorded a liability in the amount of $389,000 and a reduction in equity in the amount of $234,000 to record the liability as of January 1, 2008.

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

INTERMOUNTAIN COMMUNITY BANCORP

SUMMARY OF ACCOUNTING POLICIES — (Continued)

loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company believes the impact of this standard to be immaterial.

In January 2009, the FASB issued FSP EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (“FSP 99-20-1”). FSP 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets.” The FASB stated that the objective of FSP 99-20-1 was to achieve more consistent determination of whether an other-than-temporary impairment (“OTTI”) has occurred. An entity with beneficial interests within the scope of FSP 99-20-1 is no longer required to solely consider market participant assumptions when evaluating cash flows for an adverse change that would be indicative of OTTI. FSP 99-20-1 also retains and emphasizes the objective of an OTTI assessment and the related disclosure requirements of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and other related guidance. FSP 99-20-1 should be applied prospectively for interim and annual reporting periods ending after December 15, 2008. Retrospective application to a prior interim or annual reporting period is not permitted. The Company has complied with the provisions of FSP 99-20-1, which had no incremental impact on its results of operations or financial position as of December 31, 2008.

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Investments

The amortized cost and fair values of investments are as follows (in thousands):

	Available-for-Sale
		Gross	Gross
		Unrealized	Unrealized	Fair Value/
	Amortized Cost	Gains	Losses	Carrying Value

December 31, 2008
U.S. treasury securities and obligations of U.S. government agencies	$7,499	$47	$—	$7,546
Mortgage-backed securities	148,314	2,551	(10,793)	140,072

	$155,813	$2,598	$(10,793)	$147,618

December 31, 2007
U.S. treasury securities and obligations of U.S. government agencies	$61,740	$1,313	$(101)	$62,952
Mortgage-backed securities	94,754	1,518	(533)	95,739
State and municipal securities	100	—	—	100

	$156,594	$2,831	$(634)	$158,791

	Held-to-Maturity
	Carrying
	Value/	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

December 31, 2008
State and municipal securities	$17,604	$70	$(149)	$17,525
December 31, 2007
State and municipal securities	$11,324	$49	$(117)	$11,256

For the years ended December 31, 2008, 2007, and 2006 gross realized gains on sales of available-for-sale securities were $2,182,000, $0, and $0 with gross realized losses amounting to $0, $37,547, and $986,854 respectively. Proceeds from sales of available-for-sale securities were $34,182,000, $17,722,306 and $25,637,465 for the years ended December 31, 2008, 2007 and 2006, respectively.

Securities with a fair value of approximately $116.3 million and $122.2 million at December 31, 2008 and 2007, respectively, were pledged to secure public deposits, repurchase agreements and other purposes required and/or permitted by law.

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2008, the amortized cost and fair value of available-for-sale and held-to-maturity debt securities, by contractual maturity, follows (in thousands):

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

One year or less	$7,499	$7,546	$1,236	$1,236
After one year through five years	—	—	1,066	1,076
After five years through ten years	—	—	2,233	2,279
After ten years	—	—	13,069	12,934

	7,499	7,546	17,604	17,525
Mortgage-backed securities	148,314	140,072	—	—

	$155,813	$147,618	$17,604	$17,525

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

The following table summarizes the duration of Intermountain’s unrealized losses on available-for-sale and held-to-maturity securities as of the dates indicated (in thousands).

	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
December 31, 2008	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

State and municipal securities	$5,453	$147	$762	$1	$6,215	$148
Mortgage-backed securities	45,366	5,708	15,034	5,085	60,400	10,793

Total	$50,819	$5,855	$15,796	$5,086	$66,615	$10,941

	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
December 31, 2007	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. treasury securities and obligations of U.S. government agencies	$—	$—	$27,639	$101	$27,639	$101
State and municipal securities	3,459	85	3,469	32	6,928	117
Mortgage-backed securities	24,461	418	9,779	115	34,240	533

Total	$27,920	$503	$40,887	$248	$68,807	$751

Intermountain’s investment portfolios are managed to provide and maintain liquidity; to maintain a balance of high quality, diversified investments to minimize risk; to provide collateral for pledging; and to maximize returns. See Note 19 “Fair Value of Financial Instruments” for more information on the calculation of fair or carrying value for the investment securities.

Using joint guidance from the SEC Office of the Chief Accountant and FASB staff issued Oct 10, 2008 as FSP FAS 157-3 and from FASB staff issued on January 10, 2009 as FSP EITF 99-20-1, which provided further

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

clarification on fair value accounting, the Company also evaluated the securities in the investment portfolio for “Other than Temporary Impairment.” In conducting this evaluation, the Company evaluated the following factors:

•	The length of time and the extent to which the market value of the securities have been less than their cost;

•	The financial condition and near-term prospects of the issuer or obligation, including any specific events, which may influence the operations of the issuer or obligation such as credit defaults and losses in mortgages underlying the security, changes in technology that impair the earnings potential of the investment or the discontinuation of a segment of the business that may affect the future earnings potential; and

•	The intent and ability of the holder to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

Based on the factors above, the Company has determined that none of its securities were subject to “Other than Temporary Impairment,” (“OTTI”) as of December 31, 2008. Because of current disruptions in the market for non-agency guaranteed securities, the Company focused particular attention on its non-agency collateralized mortgage obligations. Based on the probability of receiving the cash flows contractually committed even under various stress-testing scenarios, and the ability of the Company to hold the securities until the sooner of recovery in market value or maturity, the Company has determined that no OTTI exists at this time.

One collateralized mortgage obligation in the Company’s portfolio with an amortized cost value of $4,375,890 and a carrying value of $2,648,312 at December 31, 2008 has exhibited higher delinquency and loss potential characteristics than other securities in the Company’s portfolio. This security carried ratings from independent ratings agencies of between CC and A1 at December 31, 2008. Because of the elevated risk, the Company subjected this security to additional analysis and stress-testing. Based on this additional analysis, the Company determined that the potential for full principal recovery continued to remain reasonably strong and no OTTI existed at December 31, 2008. The Company will continue to monitor this security closely in future periods for deterioration beyond levels modeled in its stress testing. Had the Company determined that an OTTI had occurred, the potential impairment would have been approximately $1.7 million although the potential principal loss on the security is substantially lower.

2.	Loans Receivable

The components of loans receivable are as follows (in thousands):

	December 31,
	2008	2007

Commercial	$636,982	$623,439
Residential	103,937	114,010
Consumer	23,245	26,285
Municipal	5,109	5,222

Total loans receivable	769,273	768,956
Allowance for loan losses	(16,433)	(11,761)
Deferred loan fees, net of direct origination costs	(225)	(646)

Loans receivable, net	$752,615	$756,549

Weighted average interest rate	6.38%	8.16%

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

An analysis of the changes in the allowance for losses on loans is as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006

Allowance for loan losses, beginning of year	$11,761	$9,837	$8,100
Acquired reserve from business combination	—	—	—
Loans charged off	(6,193)	(2,044)	(793)
Recoveries	481	75	447
Allowance related to loan sales	—	—	—
Transfers	—	(3)	(65)
Provision for losses on loans	10,384	3,896	2,148

Allowance for loan losses, end of year	$16,433	$11,761	$9,837

Allowance — Unfunded Commitments Balance Beginning December 31	$18	$482	$417
Adjustment	(5)	(467)	—
Transfers	—	3	65

Allowance — Unfunded Commitments at end of period	$13	$18	$482

The allowance for unfunded commitments at December 31, 2008 and December 31, 2007 was $13,000 and $18,000, respectively.

Loans that are not performing in accordance with their original contractual terms at December 31, 2008 and 2007 were approximately $27,278,000 and $6,366,000, respectively. The total allowance for losses related to these loans at December 31, 2008 and 2007 was $6,856,000 and $585,000, respectively.

For loans on non-accrual status, interest income of approximately $1,193,000, $270,000, and $230,000 was recorded for the years ended December 31, 2008, 2007, and 2006, respectively. If these non-accrual loans had performed in accordance with their original contract terms, additional income of approximately $1,522,000, $161,000, and $21,000 would have been recorded for the years ended December 31, 2008, 2007, and 2006, respectively.

The Company’s investment in impaired loans at December 31, 2008 and December 31, 2007 was $36,620,000 and $6,492,000, respectively. The Company’s investment in other real estate owned at December 31, 2008 and December 31, 2007 was $4,541,000 and $1,682,000, respectively.

At December 31, 2008, the contractual principal payments due on outstanding loans receivable are shown below (in thousands). Actual payments may differ from expected payments because borrowers have the right to prepay loans, with or without prepayment penalties.

Year Ending December 31,	Amount

2009	$392,776
2010	63,317
2011	34,752
2012	41,617
2013	58,616
Thereafter	178,195

$769,273

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company sells mortgage loans and Small Business Administration loans in the secondary market. The sales volumes and the gains on sale of loans are shown below (in thousands):

	Years Ended December 31,
	2008	2007	2006

Loan volume sold	$37,964	$116,871	$133,314
Gain on sale of loans	1,585	2,749	3,300

3.	Office Properties and Equipment

The components of office properties and equipment as of December 31, 2008 and 2007, are as follows (in thousands):

	December 31,
	2008	2007

Land	$5,220	$5,220
Buildings and improvements	35,456	14,619
Construction in progress	155	18,478
Furniture and equipment	17,654	15,453

	58,485	53,770
Less accumulated depreciation	(14,189)	(11,680)

	$44,296	$42,090

The Company completed a major portion of the Sandpoint Center, it’s new headquarters, during 2008, with the Sandpoint branch and administrative offices relocated in the second quarter of 2008 to the new building. The Company is currently marketing this property for a potential sale. During the year ended December 31, 2008 the Company capitalized $461,000 in interest and applied this amount to construction in progress. Total depreciation expense for the years ended December 31, 2008, 2007, and 2006 was approximately $3,521,000, $2,632,000 and $2,095,000, respectively.

4.	Goodwill and Other Intangible Assets

Intermountain has goodwill and core deposit intangible assets which were recorded in connection with business combinations (see Note 22). The value of the core deposit intangibles is amortized over the estimated life of the depositor relationships. At December 31, 2008 and 2007, the net carrying value of core deposit intangibles was approximately $576,000 and $723,000, respectively. Accumulated amortization at December 31, 2008 and 2007 was approximately $821,000 and $674,000, respectively. Amortization expense related to core deposit intangibles for the years ended December 31, 2008, 2007 and 2006 was approximately $147,000, $158,000 and $170,000, respectively. Intangible amortization for each of the next five years is estimated to be as follows (in thousands):

Year Ending December 31,	Amount

2009	$137
2010	129
2011	122
2012	116
2013	46

$550

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The carrying value of goodwill, $11.7 million, was unchanged for December 31, 2008 and 2007. The Company evaluates its goodwill for impairment at least annually. In response to the significant turmoil in the equity market for financial institutions, the Company evaluated its goodwill position at June 30, 2008, September 30, 2008, and December 31, 2008 for potential impairment. Based on its analysis of the Company’s current fair value, the Company determined that no impairment existed in 2008 or 2007. Management used a combination of discounted cash flow modeling and implied Company deal valuations to arrive at its conclusions.

5.	Deposits

The components of deposits and applicable yields as of December 31, 2008 and 2007, are as follows (in thousands):

	December 31,
	2008	2007

Demand	$154,265	$159,069
NOW and money market 0.0% to 5.25%	321,556	308,857
Savings and IRA 0.0% to 5.75%	78,671	87,149

	554,492	555,075
Certificate of deposit accounts:
Up to 1.99%	25,086	1
2.00% to 2.99%	62,011	788
3.00% to 3.99%	125,193	30,181
4.00% to 4.99%	21,550	104,940
5.00% to 5.99%	2,080	66,831
6.00% to 6.99%	—	22

	235,920	202,763

Total deposits	$790,412	$757,838

The weighted average interest rate on certificate of deposit accounts was 3.22% and 4.57% at December 31, 2008 and 2007, respectively.

At December 31, 2008, the scheduled maturities of certificate of deposit accounts are as follows (in thousands):

	Weighted Average
Year Ending December 31,	Interest Rate	Amounts

2009	3.02%	$188,016
2010	3.63%	43,325
2011	4.07%	1,750
2012	4.41%	1,803
2013	4.21%	1,026

		$235,920

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2008, the remaining maturities of certificate of deposit accounts with a minimum balance of $100,000 were as follows (in thousands):

Amounts

Less than three months	$20,646
Three to six months	36,744
Six to twelve months	51,198
Over twelve months	29,926

$138,514

The components of interest expense associated with deposits were as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006

NOW and money market accounts	$5,850	$9,277	$4,927
Savings and IRA accounts	679	1,038	911
Certificate of deposit accounts	8,111	8,454	7,354

	$14,640	$18,769	$13,192

6.	Securities Sold Subject To Repurchase Agreements

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally are short-term agreements. These agreements are treated as financing transactions and the obligations to repurchase securities sold are reflected as a liability in the consolidated financial statements. The dollar amount of securities underlying the agreements remains in the applicable asset account. These agreements have a weighted average interest rate of 0.84% and 4.69% at December 31, 2008 and 2007, respectively. Approximately $79.0 million of the repurchase agreements mature on a daily basis, while the remaining balance of $30.0 million has a variable interest rate of 5.02% and matures in July 2011. The interest rate on the $30.0 million repurchase agreement reindexes quarterly and is based on 90 Day LIBOR. At December 31, 2008 and 2007, the Company pledged as collateral, certain investment securities with aggregate amortized costs of $114.8 million and $120.8 million, respectively. These investment securities had market values of $116.3 million and $122.2 million at December 31, 2008 and 2007, respectively.

7.	Advances From Federal Home Loan Bank

During September 2007, the Bank obtained two advances from the FHLB Seattle in the amounts of $10,000,000 and $14,000,000 with interest payable at 4.96% and 4.90% and maturities in September 2010 and September 2009, respectively. During April 2008, the Bank obtained two advances from the FHLB Seattle totaling $10,000,000 with interest payable on $5,000,000 at 2.89% and $5,000,000 at 2.95% and both having maturity dates of April 2009. In May of 2008 an additional $12,000,000 in advances was obtained from the FHLB in Seattle with interest payable at 2.88% and a maturity date of August 2009.

Advances from FHLB Seattle are collateralized by certain qualifying loans with a carrying value of approximately $46,000,000 at December 31, 2008. The Bank’s credit line with FHLB Seattle is limited to a percentage of its total regulatory assets subject to collateralization requirements. At December 31, 2008, Intermountain had the ability to borrow an additional $64,615,000 from FHLB Seattle. Intermountain would be able to borrow amounts in excess of this total from the FHLB Seattle with the placement of additional available collateral.

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Other Borrowings

In January 2003 the, Company issued $8.0 million of Trust Preferred securities through its subsidiary, Intermountain Statutory Trust I. Approximately $7.0 million was subsequently transferred to the capital account of Panhandle State Bank for capitalizing the Ontario branch acquisition. The debt associated with these securities bears interest on a variable basis tied to the 90-day LIBOR index plus 3.25% with interest payable quarterly. The interest rate at December 31, 2008 was 4.77%. The debt was callable by the Company in March 2008 and matures in March 2033.

In March 2004, the Company issued $8.0 million of additional Trust Preferred securities through a second subsidiary, Intermountain Statutory Trust II. This debt is callable by the Company in April 2009, bears interest on a variable basis tied to the 90-day LIBOR index plus 2.8%, and matures in April 2034. In July of 2008, the Company entered a cash flow swap transaction with Pacific Coast Bankers Bank, by which the Company effectively pays a fixed rate on these securities of 7.38% through July 2013.

Overnight-unsecured borrowing lines have been established at US Bank, Wells Fargo, Pacific Coast Bankers Bank, the Federal Home Loan Bank of Seattle and the Federal Reserve Bank of San Francisco. At December 31, 2008, the Company had approximately $50.0 million of overnight funding available from the unsecured sources, $64.6 million from the FHLB Seattle (see Note 7 — Advances From Federal Home Loan Bank) and $23.1 million from the Federal Reserve Bank . The Company had no fed funds purchased. In addition, $2 to $5 million in funding is available on a semi-annual basis from the State of Idaho in the form of negotiated certificates of deposit

In March 2007, the Company entered into an additional borrowing agreement with Pacific Coast Bankers Bank (“PCBB”) in the amount of $18.0 million, and in December 2007 increased the amount to $25.0 million. The borrowing agreement was a non-revolving line of credit with a variable rate of interest tied to LIBOR and is collateralized by all Bank stock and the Sandpoint Center. This line is currently being used primarily to fund the construction costs of the Company’s new headquarters building in Sandpoint. Under the restrictive covenants of this borrowing agreement, Intermountain must meet debt service coverage requirements, cannot incur additional debt over $5.0 million without Pacific Coast Bankers Bank’s consent, and Intermountain is obligated to provide information regarding the loan portfolio on a regular basis. The borrowing had a maturity of January 2009 and was extended for 90 days with a fixed rate of 7.0%. At December 31, 2008, the balance outstanding was $23,145,000 at an interest rate of 3.37%. As a result of the Company’s operating loss in the 4th quarter, the Company was in violation of the covenant covering debt service coverage for the fourth quarter. PCBB has provided a waiver of this covenant. The Company is negotiating with PCBB to refinance this loan into an amortizing term loan facility and anticipates completing this refinance prior to the maturity date of the extension. The Company continues to actively market the building for sale, proceeds of which would pay down the term loan facility.

In January 2006, the Company purchased land to build the Sandpoint Center in Sandpoint, Idaho. It entered into a Note Payable with the sellers of the property in the amount of $1,130,000. The note has a fixed rate of 6.65%, matures on February 23, 2026 and had an outstanding balance of $941,000 at December 31, 2008.

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Income Taxes

The tax effects of the principal temporary differences giving rise to deferred tax assets and liabilities as of December 31, 2008 and 2007 were as follows (in thousands):

	2008		2007
	Assets	Liabilities	Assets	Liabilities

Allowance for losses on loans	$6,460	$—	$4,373	$—
Investments	3,245	—	—	(870)
FHLB stock	—	(74)	—	(74)
Office properties and equipment	—	(1,000)	—	(462)
Deferred compensation	350	—	612	—
Core deposit intangible	—	(62)	—	(101)
Other	—	(187)	—	(209)

Total deferred income taxes	$10,055	$(1,323)	$4,985	$(1,716)

A valuation allowance against deferred tax assets has not been established as it is more likely than not that these assets will be realized through the refund of prior years’ taxes or the generation of future taxable income. Net deferred tax assets of approximately $8,732,000 and $3,269,000 as of December 31, 2008 and 2007, respectively, are included in prepaid expenses and other assets on the consolidated balance sheets.

The components of Intermountain’s income tax provision are as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006

Current income taxes:
Federal	$1,228	$5,346	$5,682
State	52	942	1,075

Deferred income taxes (benefit):	1,280	6,288	6,757
Federal	(916)	(526)	(1,138)
State	(444)	(309)	(44)

Total deferred income tax benefit	(1,360)	(835)	(1,182)
Total income tax provision (benefit)	$(80)	$5,453	$5,575

A reconciliation of the income tax provision and the amount of income taxes computed by applying the statutory federal corporate income tax rate to income before income taxes for the years ended December 31, 2008, 2007 and 2006, is as follows (in thousands):

	2008		2007		2006
	Amount	%	Amount	%	Amount	%

Income tax provision at federal statutory rate	$411	35.0%	$5,215	35.0%	$5,073	34.3%
Tax effect of:
State taxes (net of federal tax benefit)	(120)	(10.2)%	510	3.4%	550	3.7%
Tax exempt income and other, net	(371)	(31.6)%	(272)	(1.8)%	(48)	(0.3)%

	$(80)	(6.8)%	$5,453	36.6%	$5,575	37.7%

For the year end December 31, 2008, the company had a tax benefit due to large investment tax credits related to the construction of the Sandpoint Center in 2008.

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). This pronouncement requires a certain methodology for measuring and reporting uncertain tax positions, as well as disclosures regarding such tax positions. FIN No. 48 became effective for Intermountain as of January 1, 2007. Intermountain has performed an analysis of its uncertain tax positions and has not recorded any potential penalties, interest or additional tax in its financial statements as of December 31, 2008. Intermountain’s tax positions for the years 2005 through 2008 remain subject to review by the Internal Revenue Service. Intermountain does not expect unrecognized tax benefits to significantly change within the next twelve months.

10.	Stock-Based Compensation Plans

The Company has historically maintained equity compensation plans that provided for the grant of awards to its officers, directors and employees. These plans consisted of the 1988 Employee Stock Option Plan, the Amended and Restated 1999 Employee Stock Option and Restricted Stock Plan and the 1999 Director Stock Option Plan. The plans provided for the grant of incentive stock options, nonqualified stock options and restricted stock awards (with respect to the employee plans) and nonqualified stock options and restricted stock awards (with respect to the director plan). Option awards were granted at a price not less than the greater of (i) the fair market value of the common stock or (ii) the net book value of the common stock at the time of the grant.

On January 14, 2009, the terms of the Amended and Restated 1999 Employee Stock Option and Restricted Stock Plan and the 1999 Director Stock Option Plan expired, and upon recommendation of management and approval of the Board of Directors, it was determined that, due to the economic uncertainty, the Board would not seek to implement a new plan at this time. The 1988 Employee Stock Option Plan was a predecessor plan to the Amended and Restated 1999 Employee Stock Option and Restricted Stock Plan. Because each of these plans has expired, shares may no longer be awarded under these plans. However, awards remain unexercised or unvested under these plans.

During 2008, 2007 and 2006, the Company granted restricted stock to its directors and employees from the 1999 Director Option Plan and the amended and restructured 1999 Employee Stock Option and Restricted Stock Plan. These restricted stock grants vest evenly over a five-year period. The Company did not grant stock options during 2008, 2007 or 2006.

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

Prior to 2006, we adopted disclosure-only provisions of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. The company chose to measure compensation cost for stock-based employee compensation plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. All stock options were granted at market value on the date of grant. Accordingly, no compensation expense was recognized in 2005 for options related to the stock option plans. The company adopted the provisions of SFAS 123(R), Share Based Payment on January 1, 2006, using the modified prospective method of adoption.

Total stock-based compensation expense recognized in the consolidated statement of operations for the years ended December 31, 2008 and 2007 was ($110,000) and $486,000 before income taxes, respectively. Total expense related to stock-based compensation is comprised of restricted stock expense, stock option expense and expense

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related to the 2006-2008 Long-Term Incentive Plan (“LTIP”). The LTIP expense is based on anticipated company performance over a 3-year period and has a 5-year vesting period. During the twelve months ended December 31, 2008, the Company reversed $640,000 in accrued incentives related to the LTIP as it appeared that asset growth and ROE targets required by the plan would not be met by the end of 2008. Of the total stock-based compensation expense during the years ended December 31, 2008 and 2007, stock option expense was ($462,000) and $196,000. Restricted stock expense was $348,000 and $244,000 and other expense related to stock options issued below market price at issue date totaled $4,000 and $46,000, respectively. The Company has no remaining unrecognized stock-based compensation expense related to the non-vested stock options outstanding at December 31, 2008.

Prior to the adoption of SFAS 123(R), the Company presented all tax benefits resulting from the exercise of stock options as operating cash inflows in the consolidated statements of cash flows, in accordance with the provisions of the Emerging Issues Tax Force (“EITF”) Issue No. 00-15, Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option. SFAS 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. This amount is shown as “Excess tax benefit from stock-based compensation on the consolidated statement of cash flows.

Stock option transactions for all of the above described plans are summarized as follows:

				Weighted
		Weighted		Average	Aggregate
	Number of	Average	Exercise Price	Remaining life	Intrinsic
	Shares(1)	Exercise Price(1)	Per Share	(Years)	Value(2)
					(Dollars in
					(thousands)

Balance, December 31, 2005	698,100	$5.17	$2.68 — 13.20	4.79	3,606
Options granted	—	—	—
Options exercised	(114,352)	4.16	2.68 — 13.20		1,833
Options forfeited and canceled	(7,821)	6.44	0.00 — 12.95

Outstanding, December 31, 2006	575,927	5.35	2.68 — 13.20	4.04	3,085
Options granted	—	—	—
Options exercised	(86,726)	4.55	2.68 — 13.20		1,192
Options forfeited and canceled	(1,872)	11.09	7.99 — 13.20

Outstanding, December 31, 2007	487,329	5.48	2.79 — 13.20	3.12	4,640
Options granted	—	—	—
Options exercised	(161,337)	4.41	2.90 — 12.95		232
Options forfeited and canceled	(510)	13.12	12.95 — 13.20

Outstanding, December 31, 2008	325,482	$6.00	$2.79 — 13.20	3.01	$50

(1)	Shares and Weighted-Average Exercise Price have been adjusted for the 10% common stock dividend payable May 31, 2007 to shareholders of record on May 15, 2007.

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	The aggregate intrinsic value is before applicable income taxes, based on the Company’s $4.40 closing stock price at December 31, 2008, which would have been received by the optionees had all options been exercised on that date.

The following table presents information about the options as of December 31, 2008:

	Total Outstanding			Exercisable
		Weighted	Weighted		Weighted
	Number	Average	Average		Average
	of	Exercise	Remaining	Number	Exercise
Range of Exercise Price	Shares	Price	Life (Years)	of Shares	Price

$ 2.64 - $ 3.92	69,044	$3.72	2.1	69,044	$3.71
$ 3.92 - $ 4.56	80,045	4.39	0.6	80,045	4.39
$ 4.56 - $ 5.16	43,454	4.80	4.3	38,009	4.80
$ 5.16 - $ 5.78	63,966	5.51	4.0	63,966	5.51
$ 5.78 - $ 6.40	15,641	6.11	4.1	15,641	6.11
$ 8.62 - $12.75	7,987	12.38	5.2	6,716	12.38
$12.75 - $13.38	45,345	12.98	5.2	35,813	12.99

	325,482	$6.00	3.0	309,234	$5.78

The number of shares and exercise prices have been adjusted for the 10% common stock dividend effective May 31, 2007.

As of December 31, 2008, total unrecognized stock-based compensation expense related to non-vested restricted stock grants was approximately $1.2 million, which was expected to be recognized over a period of approximately 3.6 years. During the year ended December 31, 2008, 2007 and 2006, the intrinsic value of stock options exercised was $232,000, $1.2 million and $1.8 million, and the total fair value of the options vested was $0, $161,000 and $284,000, respectively

Restricted stock transactions are summarized as follows:

		Weighted
		Average
	Number of	Grant Date Fair
	Shares(1)	Value(1)

Nonvested shares
Balance, December 31, 2005	25,211	14.59
Shares granted	27,322	17.66
Shares vested	(5,037)	14.59
Shares forfeited and canceled	(2,405)	16.80

Balance, December 31, 2006	45,091	17.23
Shares granted	33,524	21.44
Shares vested	(9,718)	17.97
Shares forfeited and canceled	(4,602)	16.53

Balance, December 31, 2007	64,295	19.53
Shares granted	51,633	12.54
Shares vested	(15,256)	18.10
Shares forfeited and canceled	(4,105)	18.42

Balance, December 31, 2008	96,567	$16.06

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Shares and Weighted-Average Grant-Date Fair Value have been adjusted for the 10% common stock dividend, payable May 31, 2007 to shareholders of record on May 15, 2007.

11.	Earnings per Share

The following table (dollars in thousands, except per share amounts) presents a reconciliation of the numerators and denominators used in the basic and diluted earnings per share computations for the years ended December 31 2008, 2007, and 2006. Weighted average shares outstanding have been adjusted for the 10% common stock dividend effective May 2007.

	Years Ended December 31,
	2008	2007	2006

Numerator:
Net income — basic and diluted	$1,254	$9,445	$9,202
Preferred stock dividend	45	—	—

Net Income available to commons stockholders	$1,209	$9,445	$9,202
Denominator:
Weighted average shares outstanding — basic	8,294,502	8,206,341	8,035,401
Dilutive effect of common stock options, restricted stock awards	220,334	398,396	550,286

Weighted average shares outstanding — diluted	8,514,836	8,604,737	8,585,687

Earnings per share — basic and diluted:
Earnings per share — basic	$0.15	$1.15	$1.15
Effect of dilutive common stock options	(0.01)	(0.05)	(0.08)

Earnings per share — diluted	$0.14	$1.10	$1.07

At December 31, 2008, 2007 and 2006 there were 53,332, 0 and 0 respectively options outstanding that were not included in the dilutive calculations above. For the year ended December 31, 2008 and December 31, 2007, 9,000 and 44,000 shared performance stock awards have been included in the dilutive shares. These are related to the non-vested restricted stock awards and the 2003-2005 Long Term Incentive Plan.

12.	Stockholders’ Equity

On December 19, 2008, IMCB issued 27,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, no par value with a liquidation preference of $1,000 per share (“Preferred Stock”) and a ten-year warrant to purchase up to 653,226 shares of IMCB Common Stock, no par value, as part of the Troubled Asset Relief Program — Capital Purchase Program of the U.S. Department of Treasury (“U.S. Treasury”). The $27.0 million cash proceeds were allocated between the Preferred Stock and the warrant to purchase common stock based on the relative estimated fair values at the date of issuance. The fair value of the warrants was determined under the Black-Scholes model. The model includes assumptions regarding IMCB’s common stock prices, dividend yield, and stock price volatility as well as assumptions regarding the risk-free interest rate. The strike price for the warrant is $6.20 per share.

Dividends on the Preferred Stock will accrue and be paid quarterly at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year. The shares of Preferred Stock have no stated maturity, do not have voting rights except in certain limited circumstances and are not subject to mandatory redemption or a sinking fund.

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Preferred Stock has priority over IMCB’s Common Stock with regard to the payment of dividends and liquidation distributions. The Preferred Stock qualifies as Tier 1 capital. The agreement with the U.S. Treasury contains limitations on certain actions of IMCB, including the payment of quarterly cash dividends on IMCB’s common stock in excess of current cash dividends paid in the previous quarter and the repurchase of its common stock during the first three years of the agreement. In addition, IMCB agreed that, while the U.S. Treasury owns the Preferred Stock, IMCB’s employee benefit plans and other executive compensation arrangements for its senior executive officers must comply with Section 111(b) of the Emergency Economic Stabilization Act of 2008.

On May 31, 2007 and 2006, Intermountain distributed a Board of Directors approved 10% stock dividend to shareholders of record on May 15, 2007 and 2006, respectively.

13.	Regulatory Matters

The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 2008 and 2007, approximately $1.2 million and $9.4 million of retained earnings were available for dividend declaration without prior regulatory approval.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 2008, that the Company and the Bank meet all capital adequacy requirements to which it is subject.

As of December 31, 2008, the most recent notification from the Federal Deposit Insurance Corporation (“FDIC”) and the State of Idaho Department of Finance categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Company’s or the Bank’s category.

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the amounts and ratios regarding actual and minimum core Tier 1 risk-based and total risk-based capital requirements, together with the amounts and ratios required in order to meet the definition of a “well-capitalized” institution (in thousands).

					Well-Capitalized
	Actual		Capital Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2008
Total capital (to risk-weighted assets):
The Company	$131,648	14.47%	$72,788	8%	$90,985	10%
Panhandle State Bank	129,426	14.22%	72,789	8%	90,987	10%
Tier I capital (to risk-weighted assets):
The Company	120,212	13.21%	36,394	4%	54,591	6%
Panhandle State Bank	117,990	12.97%	36,395	4%	54,592	6%
Tier I capital (to average assets):
The Company	120,212	11.29%	42,606	4%	53,258	5%
Panhandle State Bank	117,990	11.37%	41,515	4%	51,894	5%
As of December 31, 2007
Total capital (to risk-weighted assets):
The Company	$102,927	11.61%	$70,900	8%	$88,626	10%
Panhandle State Bank	102,898	11.61%	70,902	8%	88,627	10%
Tier I capital (to risk-weighted assets):
The Company	91,840	10.36%	35,450	4%	53,175	6%
Panhandle State Bank	91,811	10.36%	35,451	4%	53,176	6%
Tier I capital (to average assets):
The Company	91,840	8.90%	41,297	4%	51,621	5%
Panhandle State Bank	91,811	9.13%	40,225	4%	50,281	5%

14.	Commitments and Contingent Liabilities

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

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The contractual amounts of these financial instruments representing credit risk at December 31, 2008, were as follows (in thousands):

Commitments to extend credit	$158,637
Credit card arrangements	$11,709
Standby letters of credit	$17,995

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

Intermountain leases office space and equipment. As of December 31, 2008, future minimum payments under all of the Company’s non-cancelable operating leases that have initial terms in excess of one year are due as follow (in thousands):

Year Ending December 31,	Amount

2009	$1,015
2010	734
2011	740
2012	688
2013	594
Thereafter	10,167

$13,938

Rent expense under these agreements for the years ended December 31, 2008, 2007, and 2006 totaled approximately $1,147,000, $1,195,000, and $801,000, respectively. The operating lease obligations outlined above include lease obligations for the Canyon Rim and Gooding branches in the amount of $112,500 per year and $63,750 per year, respectively. Intermountain owned these buildings and executed a purchase and sale agreement to sell these buildings in December 2006. Intermountain also executed lease agreements in December 2006 which became effective in January 2007 to lease the same buildings. The sale-leaseback agreements do not require any future commitments, obligations, provisions or circumstances that would require or result in the Company’s continuing involvement.

15.	Employee Benefits Plans

The Company sponsors a 401(k) profit sharing plan covering employees meeting minimum eligibility requirements. Employee contributions are voluntary, and the Company may make elective contributions to match up to 50% of the employee’s contribution up to 8% of eligible compensation. The Company’s contributions to the plan for the years ended December 31, 2008, 2007, and 2006 totaled approximately $681,000, $589,000, and $410,000, respectively. Effect January 1, 2009 the Company decreased the contribution match from 50% to 25%.

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

The Company has various compensation plans for employees. Contributions to the plan are at the discretion of the Board of Directors. Deferred compensation expense for the plans described below for the years ended

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2008, 2007, and 2006 was approximately $1,768,000, $3,251,000, and $3,961,000, respectively. These various compensation plans are discussed in detail below.

•	The Company has annual incentive plans for key employees. Amounts are paid annually within 75 days after each year end. The accrued balance at December 31, 2008 and 2007 for these plans was approximately $1,752,000 and $2,558,000, respectively.

•	In 2003, the Company adopted a Supplemental Executive Retirement Plan (“SERP”). The SERP is a non-qualified unfunded plan designed to provide retirement benefits for two key employees of Intermountain. Participants will receive approximately $258,620 in annual payments for 10 years beginning at normal retirement age. Retirement benefits vest after ten years of continued service and benefits are reduced for early retirement. The disability benefit is similar to the reduced benefit for early retirement without any vesting requirements. The plan provides for a change in control benefit if, within one year of a change in control, the participant’s employment is terminated. The total amount accrued under the plan as of December 31, 2008 and 2007, was approximately $327,000 and $254,000, respectively.

•	In April 2006, the Company implemented a long-term executive incentive plan, based on long-term corporate goals, to provide compensation in the form of stock grants to key executive officers. Participants are required to remain employed through the vesting period to receive any accrued benefits under the plan. At the end of 2008, the minimum threshold for payment under the plan was not met, and therefore, the Company cancelled all accruals and suspended the plan. For this stock-based compensation plan, the total adjustment to equity per SFAS 123(R) at December 31, 2008 was $0 and the compensation expense recorded for the year ended December 31, 2008 was ($597,000). The Company had recorded compensation expense related to the long-term incentive plan through May 2008, then reversed expense totaling $640,000 in June 2008.

•	The Company approved stock purchase agreements for certain key officers. Participants must remain employed to receive payments annually in December. The total amount paid under these agreements for 2008 and 2007 was approximately $562,000 and $562,000, respectively. Approximately $2,176,000 remained available to be awarded at December 31, 2008.

16.	Interest Rate Risk

The results of operations for financial institutions may be materially and adversely affected by changes in prevailing economic conditions, including rapid changes in interest rates, declines in real estate market values and the monetary and fiscal policies of the federal government. Like all financial institutions, Intermountain’s net interest income and its NPV (the net present value of financial assets, liabilities and off-balance sheet contracts) are subject to fluctuations in interest rates. Currently, Intermountain’s interest- earning assets, consisting primarily of loans receivable and investments, mature or reprice on different terms, than do its interest-bearing liabilities, consisting primarily of deposits. The fact that Assets maturing or repricing more frequently on average than liabilities may be beneficial in times of rising interest rates; however, such an asset/liability structure may result in declining net interest income during periods of falling interest rates. The use of the Bank’s pricing strategies, along with other asset-liability strategies, helps to mitigate the negative impact in a falling interest rate environment.

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

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Bank has executed certain loans and deposits with its directors, officers and their affiliates. Related party loans and deposits are transacted as part of the Company’s normal course of business, and are not subject to preferential terms or conditions. The aggregate amount of loans outstanding to such related parties at December 31, 2008 and 2007 was approximately $446,000 and $1,244,000, respectively.

During the year, the balance of loans outstanding to directors and executive officers changed as follows (dollars in thousands):

2008

Balance, January 1,	$1,244
New	120
Repayment	(918)

Balance, December 31,	$446

Directors’ fees of approximately $281,000, $296,000, and $314,000 were paid during the years ended December 31, 2008, 2007, and 2006, respectively.

Two of the Company’s Board of Directors are principals in law firms that provide legal services to Intermountain. During the years ended December 31, 2008, 2007 and 2006 the Company incurred legal fees of approximately $5,000, $9,000, and $11,000, respectively, related to services provided by these firms.

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

18.	Derivative Financial Instruments

As part of managing interest rate risk, the Company enters into interest rate swap agreements to modify the repricing characteristics of certain portions of the Company’s portfolios of earning assets and interest-bearing liabilities. Interest rate swap agreements are generally entered into with counterparties that meet established credit standards and most contain master netting and collateral provisions protecting the at-risk party. Based on adherence

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to the Company’s credit standards and the presence of the netting and collateral provisions, the Company believes that the credit risk inherent in these contracts is not significant as of December 31, 2008.

The Company designates interest rate swap agreements utilized in the management of interest rate risk as either fair value hedges or cash flow hedges as defined in SFAS No. 133. Fair value hedges are intended to protect against exposure to changes in the fair value of designated assets or liabilities. Cash flow hedges are intended to protect against the variability of cash flows associated with designated assets or liabilities.

In July 2008, the Company entered into a cash flow swap transaction to effectively fix the interest rate on its $8.0 million Trust Preferred securities which matures in April 2034. The debt bears interest on a variable basis tied to the 90-day LIBOR index plus 2.8% with a current rate of 5.60% at December 31, 2008. Through the swap transaction, the Company effectively pays a fixed rate on these securities of 7.38% through July 2013.

Information about interest rate swap agreements entered into for interest rate risk management purposes summarized by type of financial instrument the swap agreements were intended to hedge follows:

			Weighted-		Estimated Fair
	Notional	Average	Average Rate		Value-Gain
	Amount	Maturity	Fixed	Variable	(Loss)
	(In thousands)	(In years)			(In thousands)

December 31, 2008
Cash Flow Hedge:
Variable rate long-term borrowings(a)	$8,248	4.6	4.58%	2.80%	$(985)

	$8,248	4.6	4.58%	2.80%	$(985)

(a)	Under the terms of these agreements, the Company receives settlement amounts at a variable rate and pays at a fixed rate.

The estimated fair value of the interest rate swap agreements represents the amount the Company would have expected to receive (pay) to terminate such contracts. The estimated fair value of the swap agreement resulted in a gross unrealized loss of $985,000 at December 31, 2008. The unrealized loss at December 31, 2008 is a component of comprehensive income for December 31, 2008. At December 31, 2008, Intermountain had $1.2 million in pledged certificates of deposit as collateral for the interest rate swap.

19.	Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted SFAS No. 157 (SFAS 157), “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Fair value is defined under SFAS 157 as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal market for the asset or liability in an orderly transaction between market participants on the measurement date. In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy is as follows:

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

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Level 3 inputs — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair values requires significant management judgment or estimation.

The following table presents information about the Company’s assets measured at fair value on a recurring basis as of December 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (dollars in thousands).

		Fair Value Measurements
		At December 31, 2008, Using
		Quoted Prices
		In Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
Description	Dec 31, 2008	(Level 1)	(Level 2)	(Level 3)

Available-for-Sale Securities	$147,618	$—	$108,954	$38,664
Interest Rate Swap	985	—	—	985

Total Assets Measured at Fair Value	$148,603	$—	$108,954	$39,649

Fair Value Measurement Transfers

Level 3

January 1, 2008 Balance	$—
Transfers from Level 2 to Level 3	34,766
Other Adjustments, including fair value adjustments, principal payments, maturities and new purchases	4,883

December 31, 2008 Balance	$39,649

(a)	Reported as gain (loss) on bank investment securities in the consolidated statement of income.

The table below presents the Company’s loans measured at fair value on a nonrecurring basis as of December 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall (dollars in thousands).

Fair Value Measurements
At December 31, 2008, Using
Quoted Prices
		In Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
Description	Dec 31, 2008	(Level 1)	(Level 2)	(Level 3)

Loans(1)	$27,637	$—	$—	$27,637

(1)	Represents collateral-dependent impaired loans, net, which are included in loans.

Available for Sale Securities.  Securities totaling $108.9 million classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtained fair value measurements from an

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

independent pricing service and internally validated these measurements. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus, prepayment speeds, credit information and the bond’s terms and conditions, among other things.

The available for sale portfolio also includes $38.7 million in super senior or senior tranche collateralized mortgage obligations not backed by a government or other agency guarantee. These securities are collateralized by fixed rate prime or Alt A mortgages, are structured to provide credit support to the senior tranches, and are carefully analyzed and monitored by management. Because of disruptions in the current market for mortgage-backed securities and collateralized mortgage obligations, an active market did not exist for these securities at December 31, 2008. This is evidenced by a significant widening in the bid-ask spread for these types of securities and the limited volume of actual trades made. As a result, less reliance can be placed on easily observable market data, such as pricing on transactions involving similar types of securities, in determining their current fair value. As such, significant adjustments were required to determine the fair value at the December 31, 2008 measurement date.

In valuing these securities, the Company utilized the same independent pricing service as for its other available-for-sale securities and internally validated these measurements. In addition, it utilized a second pricing service that specializes in whole-loan collateralized mortgage obligation valuation to derive independent valuations and used this data to evaluate and adjust the original values derived. In addition to the observable market-based input including dealer quotes, market spreads, live trading levels and execution data, both services also employed a present-value income model that considered the nature and timing of the cash flows and the relative risk of receiving the anticipated cash flows as agreed. The discount rates used were based on a risk-free rate, adjusted by a risk premium for each security. In accordance with the requirements of Statement No. 157, the Company has determined that the risk-adjusted discount rates utilized appropriately reflect the Company’s best estimate of the assumptions that market participants would use in pricing the assets in a current transaction to sell the asset at the measurement date. Risks include nonperformance risk (that is, default risk and collateral value risk) and liquidity risk (that is, the compensation that a market participant receives for buying an asset that is difficult to sell under current market conditions). To the extent possible, the pricing services and the Company validated the results from these models with independently observable data.

Using joint guidance from the SEC Office of the Chief Accountant and FASB staff issued October 10, 2008 as FSP FAS 157-3, which provided further clarification on fair value accounting, the Company also evaluated these and other securities in the investment portfolio for “Other than Temporary Impairment.” In conducting this evaluation, the Company evaluated the following factors:

•	The length of time and the extent to which the market value of the securities have been less than their cost;

•	The financial condition and near-term prospects of the issuer or obligation, including any specific events, which may influence the operations of the issuer or obligation such as credit defaults and losses in mortgages underlying the security, changes in technology that impair the earnings potential of the investment or the discontinuation of a segment of the business that may affect the future earnings potential; and

•	The intent and ability of the holder to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

Based on the factors above, the Company has determined that none of its securities were subject to “Other than Temporary Impairment,” (“OTTI”) as of December 31, 2008. Because of current disruptions in the market for non-agency guaranteed securities, the Company focused particular attention on the collateralized mortgage obligations discussed above. Based on the very high probability of receiving the cash flows contractually committed even under various stress-testing scenarios, and the ability of the Company to hold the securities until the sooner of recovery in market value or maturity, the Company has determined that no OTTI exists at this time.

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Loans.  Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans calculated in accordance with SFAS No. 114 when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan less selling costs. Real estate collateral is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace. Management reviews these valuations and makes additional valuation adjustments, as necessary. The related nonrecurring fair value measurement adjustments have generally been classified as Level 3. Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the marketplace and therefore such valuations have been classified as Level 3. Loans subject to nonrecurring fair value measurement were $27.6 million at December 31, 2008, of which $27.6 million were classified as Level 3.

Interest Rate Swaps.  During the third quarter, the Company entered into an interest rate swap contract with Pacific Coast Bankers Bank. The purpose of the $8.2 million notional value swap is to convert the variable rate payments made on our Trust Preferred I obligation (see Note 8 — Other Borrowings) to a series of fixed rate payments for five years, as a hedging strategy to help manage the Company’s interest-rate risk. This contract is carried as an asset or liability at fair value, and as of December 31, 2008, it was a liability with a fair value of $985,000.

Intermountain is required to disclose the estimated fair value of financial instruments, both assets and liabilities on and off the balance sheet, for which it is practicable to estimate fair value. These fair value estimates are made at December 31, 2008 based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price an asset could be sold at or the price a liability could be settled for. However, given there is no active market or observable market transactions for many of the Company’s financial instruments, the Company has made estimates of many of these fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimated values. Beginning with the year ended December 31, 2008, the fair value estimates are determined in accordance with SFAS 157.

The carrying amounts and fair values of the Company’s remaining financial instruments are set forth in the following table. This information represents only a portion of Intermountain’s balance sheet and the estimated value of the Company as a whole. Non-financial instruments such as the value of Intermountain’s branches and core deposits, leasing operations and the future revenues from Intermountain’s customers are not reflected in this disclosure. Therefore, use of this information to assess the value of Intermountain’s is limited.

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated fair value of the financial instruments as of December 31, 2008 and 2007, are as follows (in thousands):

	2008		2007
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash, cash equivalents, restricted cash and federal funds sold	$93,653	$93,653	$38,092	$38,092
Interest bearing certificates of deposit	1,172	1,172	—	—
Available-for-sale securities	147,618	147,618	158,791	158,791
Held-to-maturity securities	17,604	17,525	11,324	11,256
Loans held for sale	933	933	4,201	4,201
Loans receivable, net	752,615	754,772	756,549	768,427
Accrued interest receivable	6,449	6,449	8,207	8,207
BOLI	8,037	8,037	7,713	7,713
Financial liabilities:
Deposit liabilities	790,412	777,710	757,838	721,974
Other borrowed funds	195,619	193,747	190,124	217,682
Accrued interest payable	2,275	2,275	3,027	3,027

The methods and assumptions used to estimate the fair values of each class of financial instruments are as follows:

Cash, Cash Equivalents, Federal Funds and Certificates of Deposit

The carrying value of cash, cash equivalents, federal funds sold and certificates of deposit approximates fair value due to the relatively short-term nature of these instruments.

Investments and BOLI

See the discussion above regarding the fair values of investment securities. The fair value of BOLI is equal to the cash surrender value of the life insurance policies.

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

Deposits

The fair values for deposits subject to immediate withdrawal such as interest and non-interest bearing checking, savings and money market deposit accounts are discounted using market rates for replacement dollars and using industry statistics for decay/maturity dates. The carrying amounts for variable-rate certificates of deposit and other time deposits approximate their fair value at the reporting date. Fair values for fixed-rate certificates of deposit are estimated by discounting future cash flows using interest rates currently offered on time deposits with similar remaining maturities.

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

Accrued Interest

The carrying amounts of accrued interest payable and receivable approximate their fair value.

20.	Quarterly Financial Data (Unaudited)

The following tables present Intermountain’s condensed operations on a quarterly basis for the years ended December 31, 2008 and 2007 (dollars in thousands, except per share amounts):

	Year Ended December 31, 2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Interest income	$17,201	$15,841	$16,089	$14,678
Interest expense	(5,875)	(4,666)	(4,979)	(5,291)
Provision for losses on loans	(258)	(2,140)	(2,474)	(5,512)
Net interest income after provision for losses on loans	11,068	9,035	8,636	3,875
Other income	2,778	5,233	3,014	2,915
Operating expenses	(11,259)	(10,635)	(11,422)	(12,064)
Income before income taxes	2,587	3,633	228	(5,274)
Income tax provision (benefit)	(933)	(1,364)	(2)	2,379
Net income (loss)	$1,654	$2,269	$226	$(2,895)
Preferred Stock Dividend	—	—	—	45
Net income (loss) available to common stockholders	$1,654	$2,269	$226	$(2,940)
Earnings per share — basic(1)	$0.20	$0.27	$0.03	$(0.35)
Earnings per share — diluted(1)	$0.19	$0.27	$0.03	$(0.35)
Weighted average shares outstanding — basic(1)	8,271,104	8,286,087	8,305,236	8,315,234
Weighted average shares outstanding — diluted(1)	8,564,618	8,534,186	8,461,591	8,315,234

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Interest income	$17,056	$17,952	$19,084	$18,766
Interest expense	(6,208)	(6,482)	(6,721)	(6,926)
Provision for losses on loans	(834)	(1,172)	(1,221)	(669)
Net interest income after provision for losses on loans	10,014	10,298	11,142	11,171
Other income	3,041	3,197	3,584	3,377
Operating expenses	(9,677)	(9,957)	(10,718)	(10,574)
Income before income taxes	3,378	3,538	4,008	3,974
Income tax provision	(1,285)	(1,354)	(1,590)	(1,224)
Net income	$2,093	$2,184	$2,418	$2,750
Earnings per share — basic(1)	$0.26	$0.27	$0.29	$0.33
Earnings per share — diluted(1)	$0.24	$0.25	$0.28	$0.33
Weighted average shares outstanding — basic(1)	8,161,310	8,194,522	8,223,257	8,245,133
Weighted average shares outstanding — diluted(1)	8,615,307	8,605,032	8,592,975	8,582,943

(1)	Earnings per share and weighted average shares outstanding have been adjusted to reflect the 10% common stock dividend effective May 31, 2007.

21.	Parent Company-Only Financial Information

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

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Balance Sheets

	December 31,
	2008	2007

Assets:
Cash	$4,703	$357
Certificates of Deposit	1,172	—
Building, net of depreciation	18,122	—
Fixed Assets, net of depreciation	114	—
Construction in progress	90	18,413
Land	2,099	2,099
Investment in subsidiaries	125,775	106,617
Prepaid expenses and other assets	373	190

Total assets	$152,448	$127,676

Liabilities:
Other borrowings	$40,613	$36,998
Other liabilities	1,350	559

Total liabilities	41,963	37,557
Stockholders’ Equity	110,485	90,119

Total liabilities and stockholders’ equity	$152,448	$127,676

Condensed Statements of Income

	Years Ended December 31,
	2008	2007	2006

Interest income	$2	$—	$—
Interest expense	(1,778)	(1,587)	(1,326)

Net interest income (expense)	(1,776)	(1,587)	(1,326)
Equity in net earnings of subsidiary	3,371	11,545	11,058
Other income	703	5	—
Operating expenses	(1,044)	(518)	(530)

Net income	$1,254	$9,445	$9,202

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Statements of Cash Flows

	Years Ended December 31,
	2008	2007	2006

Cash flows from operating activities:
Net income	$1,254	$9,445	$9,202
Equity income from subsidiary	(3,371)	(11,545)	(11,058)
Depreciation	296	—	—
Other	(161)	170	793

Net cash used in operating activities	(1,982)	(1,930)	(1,063)

Cash flows from investing activities:
Investments in and advances to subsidiaries	(23,000)	—	—
Purchase of office properties	(210)	(13,015)	(6,367)

Net cash provided by (used in) investing activities	(23,210)	(13,015)	(6,367)

Cash flows from financing activities:
Payments to repurchase stock	—	—	—
Proceeds from other borrowings	3,657	14,428	5,060
Proceeds from preferred stock issuance, net of expenses	26,908	—	—
Proceeds from exercise of stock options	186	679	1,396
Repayment of borrowings	(41)	(32)	(115)
Redemption of fractional shares of common stock	—	(9)	(9)

Net cash provided by financing activities	30,710	15,066	6,332

Net change in cash and cash equivalents	5,518	121	(1,098)
Cash and cash equivalents, beginning of year	357	236	1,334

Cash and cash equivalents, end of year	$5,875	$357	$236

22.	Business Combinations

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