Form 10-Q
period 2009-03-31
INTERMOUNTAIN COMMUNITY BANCORP
filed 2009-05-14
CIK 1284506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2009
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐  Yes   ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of May 5, 2009
Common Stock (no par value)	8,361,693

Intermountain Community Bancorp
FORM 10-Q
For the Quarter Ended March 31, 2009

PART I — Financial Information
Item 1 — Financial Statements
Intermountain Community Bancorp
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2009	2008
	(Dollars in thousands)
ASSETS
Cash and cash equivalents:
Interest-bearing	$4,904	$1,354
Non-interest bearing and vault	15,736	21,553
Restricted cash	2,636	468
Federal funds sold	31,160	71,450
Available-for-sale securities, at fair value	195,980	147,618
Held-to-maturity securities, at amortized cost	17,575	17,604
Federal Home Loan Bank of Seattle stock, at cost	2,310	2,310
Loans held for sale	3,545	933
Loans receivable, net	723,160	752,615
Accrued interest receivable	6,210	6,449
Office properties and equipment, net	43,625	44,296
Bank-owned life insurance	8,127	8,037
Goodwill	11,662	11,662
Other intangibles	542	576
Other real estate owned	9,052	4,541
Prepaid expenses and other assets	14,901	14,089

Total assets	$1,091,125	$1,105,555

LIABILITIES
Deposits	$811,286	$790,412
Securities sold subject to repurchase agreements	76,512	109,006
Advances from Federal Home Loan Bank	46,000	46,000
Cashier checks issued and payable	779	922
Accrued interest payable	1,942	2,275
Other borrowings	40,603	40,613
Accrued expenses and other liabilities	4,646	5,842

Total liabilities	981,768	995,070

Commitments and contingent liabilities
STOCKHOLDERS’ EQUITY
Common stock 29,040,000 shares authorized; 8,439,875 and 8,429,576 shares issued and 8,361,472 and 8,333,009 shares outstanding as of March 31, 2009 and December 31, 2008	78,319	78,261
Preferred stock 1,000,000 shares authorized; 27,000 shares issued and outstanding as of March 31, 2009 and December 31, 2008	25,226	25,149
Accumulated other comprehensive loss, net of tax	(6,666)	(5,935)
Retained earnings	12,478	13,010

Total stockholders’ equity	109,357	110,485

Total liabilities and stockholders’ equity	$1,091,125	$1,105,555

The accompanying notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
	(Dollars in thousands, except per
	share data)
Interest income:
Loans	$11,648	$15,017
Investments	2,699	2,184

Total interest income	14,347	17,201

Interest expense:
Deposits	3,342	4,029
Other borrowings	1,103	1,846

Total interest expense	4,445	5,875

Net interest income	9,902	11,326
Provision for losses on loans	(2,770)	(258)

Net interest income after provision for losses on loans	7,132	11,068

Other income:
Fees and service charges	1,669	1,765
Loan related fee income	540	645
Other-than-temporary impairment of investments (impairment loss of $244, consisting of $1,751 of total other-than-temporary impairment losses, net of $1,507 recognized in other comprehensive income, for the quarter ended March 31, 2009)	(244)	—
Bank-owned life insurance	90	74
Net gain on sale of securities	1,295	—
Other	163	294

Total other income	3,513	2,778

Operating expenses	10,772	11,259

Income (loss) before income taxes	(127)	2,587
Income tax( provision) benefit	9	(933)

Net income (loss)	(118)	1,654
Preferred stock dividend	414	—

Net income (loss) applicable to common stockholders	$(532)	$1,654

Earnings (loss) per share — basic	$(0.06)	$0.20

Earnings (loss) per share — diluted	$(0.06)	$0.19

Weighted average shares outstanding — basic	8,348,238	8,271,104
Weighted average shares outstanding — diluted	8,348,238	8,564,618
The accompanying notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
	March 31,
	2009	2008
	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$(118)	$1,654
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	945	759
Stock-based compensation expense	93	166
Net amortization of premiums (discounts) on securities	17	(107)
Provisions for losses on loans	2,770	258
Amortization of core deposit intangibles	35	37
(Gain) loss on sale of loans, investments, property and equipment	(1,598)	(152)
(Gain) loss on sale of other real estate owned	3	(21)
OTTI credit loss on available-for-sale investments	244	—
Accretion of deferred gain on sale of branch property	(4)	(4)
Net accretion of loan and deposit discounts and premiums	(16)	(6)
Increase in cash surrender value of bank-owned life insurance	(90)	(75)
Change in:
Loans held for sale	(2,613)	1,058
Accrued interest receivable	239	1,308
Prepaid expenses and other assets	(9,802)	(1,174)
Accrued interest payable	(333)	(872)
Accrued expenses and other liabilities	(1,356)	(1,227)

Net cash provided (used in) operating activities	(11,584)	1,602

Cash flows from investing activities:
Purchases of available-for-sale securities	(87,501)	—
Proceeds from calls or maturities of available-for-sale securities	31,729	13,590
Principal payments on mortgage-backed securities	7,091	3,033
Proceeds from calls or maturities of held-to-maturity securities	—	18
Origination of loans, net of principal payments	7,344	2,406
Proceeds from sale of loans	24,384	6,198
Purchase of office properties and equipment	(274)	(3,369)
Net change in federal funds sold	40,290	3,440
Proceeds from sale of other real estate owned	184	62
Improvements and other changes in other real estate owned	30	—
Net change in restricted cash	(2,168)	4,121

Net cash provided by investing activities	21,109	29,499

	Three months ended
	March 31,
	2009	2008
	(Dollars in thousands)
Cash flows from financing activities:
Net change in demand, money market and savings deposits	$1,600	$(22,079)
Net change in certificates of deposit	19,274	(8,613)
Net change in repurchase agreements	(32,494)	(19,121)
Principal reduction of note payable	(10)	(13)
Proceeds from exercise of stock options	55	24
Retirement of treasury stock	(7)	(190)
Proceeds from other borrowings	—	18,417
Cash dividends paid to preferred stockholders	(210)	—

Net cash provided by (used in) financing activities	11,792	(31,575)

Net change in cash and cash equivalents	(2,267)	(474)
Cash and cash equivalents, beginning of period	22,907	27,000

Cash and cash equivalents, end of period	$20,640	$26,526

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4,871	$6,080
Income taxes	—	375
Noncash investing and financing activities:
Restricted stock issued	—	521
Loans converted to other real estate owned	4,724	502
The accompanying notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
	(Dollars in thousands)
Net income (loss)	$(118)	$1,654

Other comprehensive income (loss):
Change in unrealized gains on investments, and MBS available for sale, excluding non-credit loss on impairment of securities	125	1,231
Non-credit loss on -impairment on available-for-sale debt securities	(1,507)	—
Less deferred income tax benefit (benefit)	547	(488)
Change in fair value of qualifying cash flow hedge	104	—

Net other comprehensive income (loss)	(731)	743

Comprehensive income (loss)	$(849)	$2,397

The accompanying notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp
Notes to Consolidated Financial Statements
1.	Basis of Presentation:

The foregoing unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2008. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented.

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

2.	Investments

The amortized cost and fair values of investments are as follows (in thousands):

	Available-for-Sale
		Gross	Gross
		Unrealized	Unrealized	Fair Value/
	Amortized Cost	Gains	Losses	Carrying Value
March 31, 2009
U.S. treasury securities and obligations of U.S. government agencies	$2,065	$2	$—	$2,067
Residential mortgage-backed securities	202,011	1,999	(10,097)	193,913

	$204,076	$2,001	$(10,097)	$195,980

December 31, 2008
U.S. treasury securities and obligations of U.S. government agencies	$7,569	$48	$—	$7,617
Residential mortgage-backed securities	148,244	2,550	(10,793)	140,001

	$155,813	$2,598	$(10,793)	$147,618

	Held-to-Maturity
	Carrying
	Value/	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
March 31, 2009
State and municipal securities	$17,575	$109	$(232)	$17,453
December 31, 2008
State and municipal securities	$17,604	$70	$(149)	$17,525
The following table summarizes the duration of Intermountain’s unrealized losses on available-for-sale and held-to-maturity securities as of the dates indicated (in thousands).

	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
March 31, 2009	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
State and municipal securities	$5,875	$231	$215	$1	$6,090	$232
Residential mortgage-backed securities	52,719	1,851	25,696	8,246	78,415	10,097

Total	$58,594	$2,082	$25,911	$8,247	$84,505	$10,329

	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
December 31, 2008	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
State and municipal securities	$5,453	$147	$762	$2	$6,215	$149
Residential mortgage-backed securities	45,366	5,708	15,034	5,085	60,400	10,793

Total	$50,819	$5,855	$15,796	$5,087	$66,615	$10,942

Intermountain’s investment portfolios are managed to provide and maintain liquidity; to maintain a balance of high quality, diversified investments to minimize risk; to offset other asset portfolio elements in managing interest rate risk; to provide collateral for pledging; and to maximize returns. At March 31, 2009, the Company does not intend to sell any of its available-for-sale securities that have a loss position and it is not likely that it will be required to sell the available-for-sale securities before the anticipated recovery of their remaining amortized cost. The unrealized losses on residential mortgage-backed securities without other-than-temporary impairment loss were considered by management to be temporary in nature.

At March 31, 2009, residential mortgage-backed securities included a security comprised of a pool of mortgages with a remaining unpaid balance of $4.2 million. Due to the lack of an orderly market for the security and the declining national economic and housing market, its fair value was determined to be $2.5 million at March 31, 2009 based on analytical modeling taking into consideration a range of factors normally found in an orderly market. Of the $1.7 million other-then-temporary impairment on this security, based on an analysis of projected cash flows, $244,000 was charged to earnings as a credit loss and $1.5 million was recognized in other comprehensive income. Impairment losses on securities charged to earnings in the three months ended March 31, 2009 and 2008 were $244,000 and $0 respectively. See Note 9 “Fair Value of Financial Instruments” for more information on the calculation of fair or carrying value for the investment securities.

A summary of the portion of impairment loss on debt securities recognized in earnings for which a portion of the other-than-temporary impairment was not recognized follows:

Balance at January 1, 2009	$—
Amount of credit loss related to investment securities for which an other-than-temporary impairment was not previously recognized	244

Balance of the amount related to credit losses on investment securities held at March 31, 2009 for which a portion of an other-than-temporary impairment was recognized in other comprehensive income	$244

3.	Advances from the Federal Home Loan Bank of Seattle:

During September 2007, the Bank obtained two advances from the FHLB Seattle in the amounts of $10.0 million and $14.0 million with interest only payable at 4.96% and 4.90% and maturities in September 2010 and September 2009, respectively. During April 2008, the Bank obtained two advances from the FHLB Seattle in the amounts of $5.0 million and $5.0 million with interest only payable at 2.89% and 2.95% and maturities in April 2009. These two advances matured in April 2009 and the Bank did not renew them. During May 2008, the Bank obtained an advance from the FHLB Seattle in the amount of $12.0 million with interest only payable at 2.88% which matures in August 2009.

Advances from FHLB Seattle are collateralized by certain qualifying loans. At March 31, 2009, Intermountain had the ability to borrow $115.0 million from FHLB Seattle, of which $46.0 million was utilized. The Bank’s credit line with FHLB Seattle is limited to a percentage of its total regulatory assets subject to collateralization requirements. Intermountain would be able to borrow amounts in excess of this total from the FHLB Seattle with the placement of additional available collateral.

4.	Other Borrowings:

The components of other borrowings are as follows (in thousands):

	March 31,	December 31,
	2009	2008
Term note payable (1)	$8,279	$8,279
Term note payable (2)	8,248	8,248
Term note payable (3)	931	941
Term note payable (4)	23,145	23,145

Total other borrowings	$40,603	$40,613

(1)	In January 2003, the Company issued $8.0 million of Trust Preferred securities through its subsidiary, Intermountain Statutory Trust I. The debt associated with these securities bears interest on a variable basis tied to the 90-day LIBOR (London Inter-Bank Offering Rate) index plus 3.25%, with interest only paid quarterly. The rate on this borrowing was 4.47% at March 31, 2009. The debt is callable by the Company quarterly and matures in March 2033. During the third quarter of 2008, the Company entered into an interest rate swap contract with Pacific Coast Bankers Bank. The purpose of the $8.2 million notional value swap is to convert the variable rate payments made on our Trust Preferred I obligation to a series of fixed rate payments for five years, as a hedging strategy to help manage the Company’s interest-rate risk. See Note A.

(2)	In March 2004, the Company issued $8.0 million of Trust Preferred securities through its subsidiary, Intermountain Statutory Trust II. The debt associated with these securities bears interest on a variable basis tied to the 90-day LIBOR index plus 2.8%, with interest only paid quarterly. The rate on this borrowing was 3.89% at March 31, 2009. The debt is callable by the Company quarterly and matures in April 2034. See Note A.

(3)	In January 2006, the Company purchased land to build its new headquarters, the Sandpoint Center in Sandpoint, Idaho. It entered into a Note Payable with the sellers of the property in the amount of $1.13 million, with a fixed rate of 6.65%, payable in equal installments. The note matures in February 2026. This note was paid off as part of the refinance of the borrowing discussed in Foote 4, section (4) immediately below.

(4)	In March 2007, the Company entered into an additional borrowing agreement with Pacific Coast Bankers Bank (“PCBB”) in the amount of $18.0 million and in December 2007 increased the amount to $25.0 million. The borrowing agreement was a non-revolving line of credit with a variable rate of interest tied to LIBOR and was collateralized by Bank stock and the Sandpoint Center. This line was used primarily to fund the construction costs of the Company’s new headquarters building in Sandpoint. The balance at March 31, 2009 was $23.1 million at a fixed interest rate of 7.0%. The borrowing had a maturity of January 2009 and was extended for 90 days with a fixed rate of 7.0%. In May 2009, the company negotiated new loan facilities with Pacific Coast Bankers Bank to refinance the existing holding company credit line into three longer-term, amortizing loans. The loans are as follows: $9.0 million with a fixed interest rate of 7.0% secured by the Sandpoint Center and Panhandle State Bank stock, $11.0 million with a variable rate of 2.35% plus the rate on the $11.0 million 12-month certificate of deposit used to secure this loan (the rate for the first year is 4.35%), and $3.0 million with a rate of 10% secured by the Sandpoint Center and Panhandle State Bank stock. The amortization on all three loans is 25 years and the maturity is May 2012. The Company anticipates repaying these loans before maturity through the sale of the building. The $11.0 million purchase of the certificate of deposit was funded by a dividend from the Bank to the holding company, and upon pay off of the loan secured by this account, the funds will be available again for bank or holding company purposes. Restrictive loan covenants that apply to all three loans include maintaining minimum levels of total risk-based capital, restrictions on incurring additional debt over $2.0 million at the holding company level without Pacific Coast Bankers Bank’s consent, and requirements to provide financial and loan portfolio information on a periodic basis. In addition, there are debt service and asset quality requirements that only apply to the $3.0 million credit facility. See Item 5 — Other Information for further discussion on PCBB borrowing.
A)	Intermountain’s obligations under the above debentures issued by its subsidiaries constitute a full and unconditional guarantee by Intermountain of the Statutory Trusts’ obligations under the Trust Preferred Securities. In accordance with Financial Interpretation No. 46 (Revised), “Consolidation of Variable Interest Entities” (“FIN No. 46R”), the trusts are not consolidated and the debentures and related amounts are treated as debt of Intermountain.
5.	Earnings Per Share:

The following table presents the basic and diluted earnings per share computations:

	Three months Ended March 31,
	2009	2008
Numerator:
Net income (loss) — basic and diluted	$(118)	$1,654
Preferred stock dividend	414	—

Net Income (loss) applicable to commons stockholders	$(532)	$1,654
Denominator:
Weighted average shares outstanding — basic	8,348,238	8,271,104
Dilutive effect of common stock options, restricted stock awards	—	293,514

Weighted average shares outstanding — diluted	8,348,238	8,564,618

Earnings (loss) per share — basic and diluted:
Earnings (loss) per share — basic	$(0.06)	$0.20
Effect of dilutive common stock options	—	(0.01)

Earnings per share — diluted	$(0.06)	$0.19

6.	Operating Expenses:

The following table details Intermountain’s components of total operating expenses:

	Three months ended
	March 31,
	2009	2008
	(Dollars in thousands)
Salaries and employee benefits	$5,706	$6,946
Occupancy expense	1,968	1,652
Advertising	299	266
Fees and service charges	598	434
Printing, postage and supplies	361	349
Legal and accounting	338	448
Other expense	1,502	1,164

Total operating expenses	$10,772	$11,259

Salaries and employee benefits expense decreased $1.2 million, or 17.9%, over the three month period last year as a result of decreased staffing levels and lower incentive expense.

Occupancy expenses increased $316,000, or 19.1%, for the three month period ended March 31, 2009 compared to the same period one year ago. These increases were comprised of additional building expense from the Sandpoint Center which was opened in the second quarter of 2008 and additional computer hardware and software purchased to enhance security, compliance and business continuity.

The advertising expense increase of $33,000 reflected additional donations and community meeting expenses associated with the Company’s Powered by Community initiative. The $164,000 increase in fees and service charges primarily reflected higher expenses for the Company’s internet banking services, as usage increased significantly. The slight increase in printing, postage and supplies reflected fee increases and higher usage rates. Legal and accounting fees were $109,000, or 24.4% lower than the same three month period in 2008 as a result of payments made during 2008 to a consultant engaged to assist the Company in streamlining business processes.

Other expenses increased $338,000, or 29.04%, for the three month period over the same period last year. The increase in other expenses can be attributed to the reinstatement of FDIC insurance fees industry-wide and increases in collection and other real-estate owned expenses caused by the weakening credit environment and an additional $354,000 charge to increase the Company’s reserve for unfunded borrowing commitments.

7.	Stock-Based Compensation Plans:

The Company utilized its stock to compensate employees and directors under the 1999 Director Stock Option Plan, the 1999 Employee Plan and the 1988 Employee Plan (together the “Stock Option Plans”). Options to purchase Intermountain common stock had been granted to employees and directors under the Stock Option Plans at prices equal to the fair market value of the underlying stock on the dates the options were granted. The options vest 20% per year, over a five-year period, and expire in 10 years. For the three months ended March 31, 2009 and 2008, stock option expense totaled $0 and $34,000, respectively. The Company did not have any remaining expense related to the non-vested stock options outstanding at March 31, 2009.

On January 14, 2009, the terms of the Amended and Restated 1999 Employee Stock Option and Restricted Stock Plan and the 1999 Director Stock Option Plan expired. Upon recommendation of management and approval of the Board of Directors, it was determined that, due to the economic uncertainty, the Board would not seek to implement a new plan at this time. The 1988 Employee Stock Option Plan was a predecessor plan to the Amended and Restated 1999 Employee Stock Option and Restricted Stock Plan. Because each of these plans has expired, shares may no longer be awarded under these plans. However, awards remain unexercised or unvested under these plans. The Company did not grant options to purchase Intermountain common stock or restricted stock during the three months ended March 31, 2009.

In 2003, shareholders approved a change to the 1999 Employee Option Plan to provide for the granting of restricted stock awards. The Company granted restricted stock to directors and employees beginning in 2005. The restricted stock vests 20% per year, over a five-year period. The Company granted 0 and 35,949 restricted shares with a grant date fair value of $0 and $521,000 during the three months ended March 31, 2009 and 2008, respectively. For the three months ended March 31, 2009 and 2008, restricted stock expense totaled $93,000 and $78,000, respectively. Total expense related to stock-based compensation is comprised of restricted stock expense for the three months ended March 31, 2009 and restricted stock expense, stock option expense and expense related to the 2006-2008 Long-Term Incentive Plan (“LTIP”) for the three months ended March 31, 2008. LTIP expense in 2008 was based on anticipated company performance over a 3-year period and had a 5-year vesting period. During the three months ended March 31, 2009, the Company did not have a Long-Term Incentive Plan and therefore did not have expense related to this portion of stock-based compensation. Total expense related to stock-based compensation recorded in the three months ended March 31, 2009 and 2008 was $93,000 and $166,000, respectively.

A summary of the changes in stock options outstanding for the three months ended March 31, 2009 is presented below:

	Three months ended March 31, 2009
	(dollars in thousands, except per share amounts)
		Weighted	Weighted
	Number	Average	Average
	of	Exercise	Remaining
	Shares	Price	Life (Years)

Beginning Options Outstanding, Jan 1, 2009	325,482	$6.00
Options Granted	—	—
Exercises	(12,500)	4.42
Forfeitures	(47,048)	4.42

Ending options outstanding, March 31, 2009	265,934	6.29	3.4

Exercisable at March 31, 2009	260,666	$6.15	3.4

The total intrinsic value of options exercised during the three months ended March 31, 2009 and 2008 was $7,000 and $43,000, respectively. A summary of the Company’s nonvested restricted shares for the three months ended March 31, 2009 is presented below:

		Weighted-
		Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Balance at January 1, 2009	96,567	$16.06
Granted	—	—
Vested	(17,649)	18.07
Forfeited	(515)	18.10

Balance at March 31, 2009	78,403	$15.59

As of March 31, 2009, there was $1.1 million of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under this plan. This cost is expected to be recognized over a weighted-average period of 3.3 years.

8.	Derivative Financial Instruments

Management uses derivative financial instruments to protect against the risk of interest rate movements on the value of certain assets and liabilities and on future cash flows. The instruments that have been used by the Company include interest rate swaps and cash flow hedges with indices that relate to the pricing of specific assets and liabilities.

Derivative instruments have inherent risks, primarily market risk and credit risk. Market risk is associated with changes in interest rates and credit risk relates to the risk that the counterparty will fail to perform according to the terms of the agreement. The amounts potentially subject to market and credit risks are the streams of interest payments under the contracts and the market value of the derivative instrument which is determined based on the interaction of the notional amount of the contract with the underlying instrument, and not the notional principal amounts used to express the volume of the transactions. Management monitors the market risk and credit risk associated with derivative financial instruments as part of its overall Asset/Liability management process.

In accordance with SFAS 133, the Company recognizes all derivative financial instruments in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Derivative financial instruments are included in other assets or other liabilities, as appropriate, on the Consolidated Statements of Condition. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in shareholders’ equity as a component of other comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income in the same period and in the same income statement line as changes in the fair values of the hedged items that relate to the hedged risk(s). Changes in fair values of derivative financial instruments accounted for as cash flow hedges, to the extent they are effective hedges, are recorded as a component of other comprehensive income, net of deferred taxes. Changes in fair values of derivative financial instruments not qualifying as hedges pursuant to SFAS 133 are reported in non-interest income. Derivative contracts are valued by a third party and are periodically validated by comparison with valuations provided by the respective counterparties.

Interest Rate Swaps — Designated as Cash Flow Hedges

The tables below identify the Company’s interest rate swaps at March 31, 2009 and December 31, 2008, which were entered into to hedge certain LIBOR-based trust preferred debentures and designated as cash flow hedges pursuant to SFAS 133 (dollars in thousands):

March 31, 2009
		Fair Value Gain	Receive Rate	Pay Rate	Type of Hedging
Maturity Date	Notional Amount	(Loss)	(LIBOR)	(Fixed)	Relationship

Pay Fixed, Receive Variable:
October 2013	$8,248	$(881)	1.09%	4.58%	Cash Flow

December 31, 2008
		Fair Value Gain	Receive Rate	Pay Rate	Type of Hedging
Maturity Date	Notional Amount	(Loss)	(LIBOR)	(Fixed)	Relationship

Pay Fixed, Receive Variable:
October 2013	$8,248	$(985)	4.75%	4.58%	Cash Flow

The fair values, or unrealized losses, of $881,000 at March 31, 2009 and $985,000 at December 31, 2008 are included in other liabilities. These hedges were considered highly effective during the quarter ended March 31, 2009, and none of the change in fair value of these derivatives was attributed to hedge ineffectiveness. The changes in fair value, net of tax, are separately disclosed in the statement of changes in shareholders’ equity as a component of comprehensive income. Net cash flows from these interest rate swaps are included in interest expense on trust preferred debentures. The unrealized loss at March 31, 2009 is a component of comprehensive income for March 31, 2009. At March 31, 2009, Intermountain had $1.2 million in pledged certificates of deposit as collateral for the cash flow hedge.

A rollfoward of the amounts in accumulated other comprehensive income related to interest rate swaps designated as cash flow hedges follows:

	Three Months Ended
	March 31,	March 31,
	2009	2008

Unrealized gain (loss) at beginning of period	$(985)	$—
Amount of gain (loss) recognized in other comprehensive income	104	$—

Unrealized gain (loss) at end of period	$(881)	$—

Interest Rate Swaps — Not Designated as Hedging Instruments Under SFAS 133
The Company has purchased certain derivative products to allow the Company to effectively convert a fixed rate loan to a variable rate. The Company economically hedges derivative transactions by entering into offsetting derivatives executed with third parties upon the origination of a fixed rate loan with a customer. Derivative transactions executed as part of this program are not designated in SFAS 133 hedge relationships and are, therefore, marked to market through earnings each period. In most cases the derivatives have mirror-image terms, which result in the positions’ changes in fair value offsetting completely through earnings each period. However, to the extent that the derivatives are not a mirror-image, changes in fair value will not completely offset, resulting in some earnings impact each period. Changes in the fair value of these interest rate swaps are included in other non-interest income. The following table summarizes these interest rate swaps as of March 31, 2009 and December 31, 2008 (dollars in thousands):

	March 31, 2009		December 31, 2008
	Notional	Fair Value	Notional	Fair Value Gain
	Amount	Gain (Loss)	Amount	(Loss)

Interest rate swaps with third party financial institutions	$1,559	$(57)	$—	$—

Due to this being a fair value hedge, at March 31, 2009, the value included in other assets totaled $57,000, which offset the fair value loss. At December 31, 2008, other assets included $0 of derivative assets and other liabilities included $0 million of derivative liabilities related to this interest rate swap transaction. At March 31, 2009, the interest rate swaps had a maturity date of March 2019. At March 31, 2009 Intermountain had $48,000 in restricted cash for the interest rate swap.

9.	Fair Value Measurements

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

The following table presents information about the Company’s assets measured at fair value on a recurring basis as of March 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (dollars in thousands).

		Fair Value Measurements
		At March 31, 2009, Using
		Quoted Prices
		In Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
Description	March 31, 2009	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:
U.S. treasury securities and obligations of U.S. government agencies	$2,067	$—	$2,067	$—
Residential mortgage backed securities	193,913	—	158,648	35,265

Other Assets — Derivative	57	—	—	57

Total Assets Measured at Fair Value	$196,037	$—	$160,715	$35,322

Other Liabilities Derivatives	$938	$—	$—	$938

		Fair Value Measurements
		At December 31, 2008, Using
		Quoted Prices
		In Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
Description	March 31, 2009	(Level 1)	(Level 2)	(Level 3)

Available-for-Sale Securities	$147,618	$—	$108,954	$38,664

Other Assets — Derivative	—	—	—	—

Total Assets Measured at Fair Value	$147,618	$—	$108,954	$38,664

Other Liabilities Derivatives	$985	$—	$—	$985
Fair Value Measurement Transfers — Assets

	Fair Value Measurements Using Significant
	Unobservable Inputs ( Level 3)
Description	Residential MBS	Derivatives	Total

January 1, 2009 Balance	$38,664	$—	$38,664
Total gains or losses (realized/unrealized)
Included in earnings	(244)	57	(187)
Included in other comprehensive income	(1,559)	—	(1,559)
Principal Payments	(1,596)	—	(1,596)
Maturities and new purchases, net	—	—	—
Transfers in and /or out of Level 3	—	—	—

March 31, 2009 Balance	$35,265	$57	$35,322

Fair Value Measurement Transfers — Liabilities

Fair Value Measurements
Using Significant Unobservable
Inputs (Level 3)
Description	Derivatives

January 1, 2009 Balance	$985
Total gains or losses (realized/unrealized)
Included in earnings	57
Included in other comprehensive income	(104)

March 31, 2009 Balance	$938

     The table below presents a portion of the Company’s loans measured at fair value on a nonrecurring basis as of March 31, 2009, because they are impaired collateral-dependent loans and the Company’s other real estate owned (OREO), aggregated by the level in the fair value hierarchy within which those measurements fall (dollars in thousands).

		Fair Value Measurements
		At March 31, 2009, Using
		Quoted Prices
		In Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
Description	March 31, 2009	(Level 1)	(Level 2)	(Level 3)
Loans(1)	$35,181	$—	$—	$35,181
Other real estate owned	9,052	—	—	9,052

Total Assets Measured at Fair Value	$44,233	$—	$—	$44,233

(1)	Represents collateral-dependent impaired loans, net, which are included in loans.
     Collateral dependent loans that are deemed to be impaired are valued based upon the fair value of the underlying collateral, as is the Company’s OREO. While appraisals or other independent estimates of value do exist for this collateral, the uncertain and volatile market conditions require potential adjustments in value. As such, these loans and OREO are categorized as level 3.
     The following is a further description of the principal valuation methods used by the Company to estimate the fair values of its financial instruments.
Securities
     The fair value of securities, other than those categorized as level 3 described above, is based principally on market prices and dealer quotes. Certain fair values are estimated using pricing models or are based on comparisons to market prices of similar securities. The fair value of stock in the FHLB equals its carrying amount since such stock is only redeemable at its par value.
     Available for Sale Securities. Securities totaling $160.7 million classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtained fair value measurements from an independent pricing service and internally validated these measurements. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus, prepayment speeds, credit information and the bond’s terms and conditions, among other things.
     The available for sale portfolio also includes $35.3 million in super senior or senior tranche collateralized mortgage obligations not backed by a government or other agency guarantee. These securities are collateralized by fixed rate prime or Alt A mortgages, are structured to provide credit support to the senior tranches, and are carefully analyzed and monitored by management. Because of disruptions in the current market for mortgage-backed securities and collateralized mortgage obligations, an active market did not exist for these securities at March 31, 2009. This is evidenced by a significant widening in the bid-ask spread for these types of securities and the limited volume of actual trades made. As a result, less reliance can be placed on easily observable market data, such as pricing on transactions involving similar types of securities, in determining their current fair value. As such, significant adjustments were required to determine the fair value at the March 31, 2009 measurement date. These securities are valued using Level 3 inputs.
     In valuing these securities, the Company utilized the same independent pricing service as for its other available-for-sale securities and internally validated these measurements. In addition, it utilized a second pricing service that specializes in whole-loan collateralized mortgage obligation valuation and another market source to derive independent valuations and used this data to evaluate and adjust the original values derived. In addition to the observable market-based input including dealer quotes, market spreads, live trading levels and execution data, both services also employed a present-value income model that considered the nature and timing of the cash flows and the relative risk of receiving the anticipated cash flows as agreed. The discount rates used were based on a risk-free rate, adjusted by a risk premium for each security. In accordance with the requirements of Statement No. 157, the Company has determined that the risk-adjusted discount rates utilized appropriately reflect the Company’s best estimate of the assumptions that market participants would use in pricing the assets in a current transaction to sell the asset at the measurement date. Risks include nonperformance risk (that is, default risk and collateral value risk) and liquidity risk (that is, the compensation that a market participant receives for buying an asset that is difficult to sell under current market conditions). To the extent possible, the pricing services and the Company validated the results from these models with independently observable data.

     Using joint guidance from the SEC Office of the Chief Accountant and FASB staff issued October 10, 2008 as FSP FAS 157-3 and additional guidance issued on April 9, 2009 as FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-1, and Emerging Issues Task Force (EITF) 99-20-2, which provided further clarification on fair value accounting, the Company also evaluated these and other securities in the investment portfolio for “Other-than-temporary Impairment.” In conducting this evaluation, the Company evaluated the following factors:
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
     Based on the factors above, the Company has determined that one security comprised of a pool of mortgages was subject to “Other-than-temporary Impairment,” (“OTTI”) as of March 31, 2009. During the first quarter, the Company recorded an other-than-temporary impairment (“OTTI”) of $1,751,000 on this security. Of the total $1,751,000 OTTI, $244,000 was related to credit losses, and under newly issued accounting guidance in FSP FAS 115-2/124-2 and EITF 99-20-0, is a charge against earnings. The remaining $1,507,000 reflects non-credit value impairment and was charged against the Company’s other comprehensive income and reported capital on the balance sheet. At this time, the Company anticipates holding the security until its value is recovered or maturity, and will continue to adjust its other comprehensive income and capital position to reflect the security’s current market value. The Company calculated the credit loss charge against earnings by subtracting the estimated present value of future cash flows on the security from its amortized cost per the guidelines provided in EITF 99-20.
     Loans. Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans calculated in accordance with SFAS No. 114 when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan less selling costs. Real estate collateral on these loans and the Company’s OREO is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace. Management reviews these valuations and makes additional valuation adjustments, as necessary. The related nonrecurring fair value measurement adjustments have generally been classified as Level 3 because of the volatility and the uncertainty in the current markets. Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the marketplace and therefore such valuations have been classified as Level 3. Loans subject to nonrecurring fair value measurement were $35.2 million at March 31, 2009, of which $35.2 million were classified as Level 3.
     Other Real Estate Owned. Other real estate owned, which is carried at the lower of cost or fair value, is periodically assessed for impairment based on fair value at the reporting date. Fair value is determined from external appraisals using judgments and estimates of external professionals. Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3. The Company’s OREO at March 31, 2009 totaled $9.1 million, all of which was classified as Level 3.
     Interest Rate Swaps. During the third quarter of 2008, the Company entered into an interest rate swap contract with Pacific Coast Bankers Bank. The purpose of the $8.2 million notional value swap is to convert the variable rate payments made on the Trust Preferred I obligation (see Note 4 — Other Borrowings) to a series of fixed rate payments for five years, as a hedging strategy to help manage the Company’s interest-rate risk. This contract is carried as an asset or liability at fair value, and as of March 31, 2009, it was a liability with a fair value of $881,000.
     During the first quarter of 2009, the Company entered into an interest rate swap contract with Pacific Coast Bankers Bank. The purpose of the $1.6 million notional value swap is to convert the fixed rate payments earned on a loan receivable to a series of variable rate payments for ten years, as a hedging strategy to help manage the Company’s interest-rate risk. This contract is carried as an asset or liability at fair value, and as of March 31, 2009, it was an asset with a fair value of $0.
     Intermountain is required to disclose the estimated fair value of financial instruments, both assets and liabilities on and off the balance sheet, for which it is practicable to estimate fair value. These fair value estimates are made at March 31, 2009 based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price an asset could be sold at or the price a liability could be settled for. However, given there is no active market or observable market transactions for many of the Company’s financial instruments, the Company has made estimates of many of these fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimated values.

10.	New Accounting Pronouncements:

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, and Emerging Issues Task Force (EITF) 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2/124-2 and EITF 99-20-2”). FSP FAS 115-2/124-2 and EITF 99-20-2 requires entities to separate an other-than-temporary impairment of a debt security into two components when there are credit related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis. The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive loss. FSP FAS 115-2/124-2 and EITF 99-20-2 are effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company did early adopt this FSP and it resulted in a portion of other-than-temporary impairment being recorded in other comprehensive income instead of earnings in the amount of $1.5 million. See Notes to Consolidated Financial Statements, notes 2 and 9 for more information on the Company’s investment securities and other-than-temporary impairment.

On January 12, 2009, FASB issued FSP Emerging Issues Task Force (EITF) 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20(“FSP EITF 99-20-1”).. FSP EITF 99-20-1 addresses certain practice issues in EITF No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, by making its other-than-temporary impairment assessment guidance consistent with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. FSP EITF 99-20-1 removes the reference to the consideration of a market participant’s estimates of cash flows in EITF 99-20, and instead requires an assessment of whether it is probable, based on current information and events, that the holder of the security will be unable to collect all amounts due according to the contractual terms. If it is probable that there has been an adverse change in estimated cash flows, an other-than-temporary impairment is deemed to exist, and a corresponding loss shall be recognized in earnings equal to the entire difference between the investment’s carrying value and its fair value at the balance sheet date of the reporting period for which the assessment is made. This FSP is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. FSP EITF 99-20-1 was further modified in April, 2009 by the issuance of FSP FAS 115-2/124-2 and EITF 99-20-2 discussed above. See the discussion above for the cumulative impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly (“FSP FAS 157-4”). The FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements. Under FSP FAS 157-4, if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any weight on that transaction price as an indicator of fair value. FSP FAS 157-4 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company did early adopt this FSP and it resulted in a portion of other-than-temporary impairment being recorded in other comprehensive income in the amount of $1.5 million. See Notes to Consolidated Financial Statements, notes 2 and 9 for more information on the Company’s investment securities and other-than-temporary impairment.

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

On October 10, 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. The FSP clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP is effective immediately, and includes prior period financial statements that have not yet been issued, and therefore the Company is subject to the provision of the FSP effective March 31, 2009. See Notes to Consolidated Financial Statements, notes 2 and 9 for further discussion of the impact of SFAS No. 157 and the additional guidance issued.

In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). This FSP requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP, which becomes effective for interim reporting periods ending after June 15, 2009, allows early adoption for periods ending after March 15, 2009, only if a company also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. The Company will adopt this FSP for the period ended June 30, 2009. Its adoption is not expected to impact the consolidated financial results of the Company, but will impact its disclosures in the Notes to Consolidated Financial Statements.

In December 2007, FASB issued SFAS No. 141 (revised), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The adoption of the SFAS No. 141(R) for reporting as of March 31, 2009, had no affect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards that require that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. SFAS 160 also requires that any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value when a subsidiary is deconsolidated. SFAS 160 also sets forth the disclosure requirements to identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS 160 must be applied prospectively as of the beginning of the fiscal year in which SFAS 160 is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements are applied retrospectively for all periods presented. The Corporation does not have a noncontrolling interest in one or more subsidiaries. The adoption of the SFAS No. 160 for reporting as of March 31, 2009, did not have a material impact on the Company’s consolidated financial statements.

In May 2008, The FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities. Prior to the issuance of SFAS No. 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (SAS) No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SAS 69 has been criticized because it is directed to the auditor rather than the entity. SFAS No. 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The initial application of SFAS No. 162 will not have an impact on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 requires specific disclosures regarding the location and amounts of derivative instruments in the Company’s financial statements, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect the Company’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued and for fiscal years and interim periods after November 15, 2008. Early application was permitted. SFAS 161 impacts the Company’s disclosure, but not its accounting treatment for derivative instruments and related hedged items. The Company adopted this guidance, effective first quarter 2009, and has complied with the additional disclosure requirements. See Notes to Consolidated Financial Statements, note 8 for additional information.

In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force 03-6-01, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-01”). This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128 (“SFAS 128”), “Earnings Per Share”. The guidance in this FSP applies to the calculation of EPS under SFAS 128 for share-based payment awards with rights to dividends or dividend equivalents. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This Statement is effective for fiscal years beginning on or after December 15, 2008 and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings and selected financial data) to conform with the provision of this FSP. The Company adopted FSP EITF 03-6-01on January 1, 2009. Adoption did not have a material effect on the Company’s consolidated financial statements.

In June 2008, the Emerging Issues Task Force (“EITF”) issued EITF 07-05, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock, (“EITF 07-05”). EITF 07-05 supersedes prior guidance that defines the meaning of the phrase ‘indexed to an entity’s own stock’ and revises the criteria to be used to determine if an equity-linked instrument, including embedded features, can be classified within shareholder’s equity. EITF 07-05 is effective for fiscal years beginning after December 15, 2008. The Company adopted EITF 07-05 effective with the first quarter of fiscal 2009 and adoption did not have a material effect on the Company’s consolidated financial statements.
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This report contains forward-looking statements. For a discussion about such statements, including the risks and uncertainties inherent therein, see “Forward-Looking Statements.” Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes presented elsewhere in this report and in Intermountain’s Form 10-K for the year ended December 31, 2008.
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
     In 2006, Intermountain opened a Trust & Wealth division, and purchased a small investment company, Premier Alliance, which now operates as Intermountain Community Investment Services (ICI). The acquisition and development of these services improves the Company’s ability to provide a full-range of financial services to its targeted customers. In 2007, the Company relocated its Spokane Valley office to a larger facility housing retail, commercial, and mortgage banking functions and administrative staff. In the second quarter of 2008, the Bank completed the Sandpoint Center, its new corporate headquarters, and relocated the Sandpoint branch and administrative staff into the building.
     Intermountain offers banking and financial services that fit the needs of the communities it serves. Lending activities include consumer, commercial, commercial real estate, commercial and residential construction, mortgage and agricultural loans. A full range of deposit services are available including checking, savings and money market accounts as well as various types of certificates of deposit. Trust and wealth management services, investment and insurance services, and business cash management solutions round out the company’s financial offerings.
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

Current Economic Challenges and Future Outlook
     Following a very difficult 2008, the first three months of 2009 continued to be one of the most challenging periods for financial institutions in recent history. National economic conditions worsened significantly, with unemployment increasing, housing continuing its steep decline, and consumer and business spending contracting sharply. The credit problems that began in housing spread to other areas, including consumer and commercial real estate lending, as both consumers and businesses struggled to make ends meet. Most economists now agree that we are in a severe global recession that will likely last for at least two more quarters, as the economy seeks to de-lever and rebalance itself. On a more positive note, equity and fixed income markets showed some signs of stability, low mortgage rates and discounted prices boosted housing slightly, and the financial markets calmed. For financial institutions, it appears that the wild instability experienced in the latter part of 2008 has subsided, but is being replaced by ongoing credit losses, as the economic effects ripple through various borrowing segments. While it is too early to fully measure the impact of the federal government’s economic stimulus efforts, it appears that increased federal spending will be offset by lower state and local spending as tax revenues decline for these entities.
     The relative strength exhibited by the economies of Idaho, eastern Washington and eastern Oregon last year is weakening as the recession drags on. The region’s unemployment rates, although generally still lower than the national average, are increasing rapidly, with some areas now experiencing significantly higher rates. Business and consumer spending has slowed precipitously, and the governments of all three states are facing dramatic spending cuts in this budget cycle. While generally weaker across the board, area real estate conditions are varied, with some areas including Spokane and the Magic Valley, exhibiting some signs of stability, and other areas, including the Boise Metropolitan Statistical Area, continuing to decline significantly. Over the longer-term, the region’s relative economic diversity, low cost and attractive quality of life may soften the worst effects of the recession and lead to a faster, stronger recovery than in other areas.
     Company performance during 2009 continues to reflect the challenges facing the economy and financial industry. In particular, the Company experienced the following:
•	Slowing loan demand, particularly from higher quality borrowers, as businesses and consumers retrenched.

•	Continued tight margins as the effects of the dramatic drop in market interest rates, increasing levels of non accrual loans and the Company’s shift of assets into more conservative, but lower-yielding securities depressed asset yields and decreased the value of the Company’s large transaction funding base. However, lower deposit and borrowing costs did create slight margin improvement during the first quarter.

•	Higher non-performing loans and continuing levels of elevated credit losses, as general credit conditions worsened, and the decline in real estate values accelerated in the Company’s markets.

•	Continuing pressure on fee income, as weaker economic activity depressed revenues from a broad range of fee categories, including trust and investment services, credit card related fees and deposit account fees.
     Company management continues to respond to the market conditions by reducing balance sheet risk, improving expense control and engaging in extensive customer communication, marketing and education efforts. The company has been particularly successful in garnering deposit growth in a highly competitive deposit and interest rate environment.
     We anticipate that both the national and regional economy will continue to be challenging in the near future. As such, we do not anticipate a rapid turnaround in industry or Company performance. However, we believe that long-term opportunities will arise for institutions that position themselves to take advantage of them, and we are taking such steps. In particular, we continue to hold and build strong regulatory capital, liquidity and loss reserve levels, are stepping up our deposit-gathering efforts, and are increasing our already strong leadership positions in the communities we serve. Through our new corporate-wide initiative, Powered by Community, we are engaging in extensive marketing, community development and educational efforts designed to foster economic growth in our communities and create business development opportunities for the Bank. We also continue to focus on improving our internal business processes, with the joint goal of enhancing our customers’ experience and reducing costs. Initiatives already implemented have improved our deposit volumes while simultaneously resulting in decreased compensation costs. A number of additional initiatives are scheduled for implementation through the balance of this year.
     In this environment, the most significant perceived risks to the Company are additional credit portfolio deterioration, potential liquidity pressures and human resources risk. The ongoing recession and increasing unemployment rates will undoubtedly continue to have a negative impact on the credit portfolio during the coming year, leading to elevated customer default levels. Relative loss levels will also be high, as collateral values remain pressured. While the credit portfolio deteriorated further in the first quarter of 2009, it held up better than many of its regional or national peers. Management has responded to the credit pressures by realigning its credit risk management team and shifting additional resources to assist in this area. The Company’s best talent is focused on managing our credit portfolio through this very challenging period.
     Liquidity risk for the Company could arise from the inability of the Bank to meet its short-term obligations, particularly deposit withdrawals by customers, reductions in repurchase agreement balances by municipal customers, and restrictions on brokered certificates of deposit or other borrowing facilities. Company management has implemented a number of actions to reduce liquidity exposure, including: (1) enhancing its liquidity monitoring system; (2) maintaining a high level of Fed Funds Sold and readily marketable or pledgeable securities on its balance sheet; (3) enhancing its deposit-gathering efforts; (4) participating in the U.S. Treasury’s Capital Purchase Program; and (5) expanding its access to other liquidity sources, including the Federal Home Loan Bank, the Federal Reserve, and additional CD brokers. These actions have strengthened the Company’s current on- and off-balance sheet liquidity considerably and positioned it well to face the ongoing economic challenges.
     Given the Company’s internal moves to reduce staffing levels and compensation expense, the risk of losing critical human resources may be higher now, although the overall job market is less competitive. In addressing this risk, management focuses a great deal on developing a culture that promotes, retains and attracts high quality individuals. While muted in the short-term, our compensation and reward systems also contribute directly to maintaining and enhancing this culture, and we encourage strong participation among all employees in establishing and implementing the Bank’s business plans.
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
     Individual loan reviews are based upon specific quantitative and qualitative criteria, including the size of the loan, loan quality classifications, value of collateral, repayment ability of borrowers, and historical experience factors. The historical experience factors utilized are based upon past loss experience, trends in losses and delinquencies, the growth of loans in particular markets and industries, and known changes in economic conditions in the particular lending markets. Allowances for homogeneous loans (such as residential mortgage loans, personal loans, etc.) are collectively evaluated based upon historical bank and industry loan loss experience, trends in losses and delinquencies, growth of loans in particular markets, and known changes in economic conditions in each particular lending market. The Allowance for Loan Losses analysis is presented to the Directors’ Loan Committee for review.
     Management believes the allowance for loan losses was adequate at March 31, 2009. While management uses available information to provide for loan losses, the ultimate collectability of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions and other relevant factors. A further slowdown in economic activity could adversely affect cash flows for both commercial and individual borrowers, as a result of which the Company could experience increases in nonperforming assets, delinquencies and losses on loans.
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
     Management evaluates investment securities for other-than-temporary declines in fair value on a periodic basis. If the fair value of investment securities falls below their amortized cost and the decline is deemed to be other-than-temporary, the securities will be written down to current market value and the write down will be deducted from earnings. At March 31, 2009, residential mortgage-backed securities included a security comprised of a pool of mortgages with a remaining unpaid balance of $4.2 million. Due to the lack of an orderly market for the security, its fair value was determined to be $2.5 million at March 31, 2009 based on analytical modeling taking into consideration a range of factors normally found in an orderly market. Of the $1.7 million unrealized loss on the security, based on an analysis of projected cash flows, $244,000 was charged to earnings as a credit loss and $1.5 million was recognized in other comprehensive income. Impairment losses on securities charged to earnings in the three months ended March 31, 2009 and 2008 were $244,000 and $0 respectively. See Notes to Consolidated Financial Statements, notes 2 and 9 for more information on the other-than-temporary impairment and the calculation of fair or carrying value for the investment securities. Charges to income could occur in future periods due to a change in management’s intent to hold the investments to maturity, a change in management’s assessment of credit risk, or a change in regulatory or accounting requirements.
     Goodwill and Other Intangible Assets. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible elements in the business acquired. Intermountain’s goodwill relates to value inherent in the banking business and the value is dependent upon Intermountain’s ability to provide quality, cost-effective services in a competitive market place. As such, goodwill value is supported ultimately by revenue that is driven by the volume of business transacted. A decline in earnings as a result of a lack of growth or the inability to deliver cost-effective services over sustained periods can lead to impairment of goodwill that could adversely impact earnings in future periods. Goodwill is not amortized, but is subjected to impairment analysis each December. In addition, generally accepted accounting principles require an impairment analysis to be conducted any time a “triggering event” occurs in relation to goodwill. Management believes that the significant market disruption in the financial sector and the declining market valuations experienced over the past year created a “triggering event.” As such, management conducted an interim evaluation of the carrying value of goodwill in March 2009. As a result of this analysis, no impairment was considered necessary as of March 31, 2009. Major assumptions used in determining impairment were increases in future income, sales multiples in determining terminal value and the discount rate applied to future cash flows. However, future events could cause management to conclude that Intermountain’s goodwill is impaired, which would result in the recording of an impairment loss. Any resulting impairment loss could have a material adverse impact on Intermountain’s financial condition and results of operations. Other intangible assets consisting of core-deposit intangibles with definite lives are amortized over the estimated life of the acquired depositor relationships.
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
     Fair Value Measurements. Effective January 1, 2008, Intermountain adopted SFAS 157, “Fair Value Measurements”. SFAS 157 establishes a standard framework for measuring fair value in GAAP, clarifies the definition of “fair value” within that framework, and expands disclosures about the use of fair value measurements. A number of valuation techniques are used to determine the fair value of assets and liabilities in Intermountain’s financial statements. These include quoted market prices for securities, interest rate swap valuations based upon the modeling of termination values adjusted for credit spreads with counterparties and appraisals of real estate from independent licensed appraisers, among other valuation techniques. Fair value measurements for assets and liabilities where there exists limited or no observable market data are based primarily upon estimates, and are often calculated based on the economic and competitive environment, the characteristics of the asset or liability and other factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. Additionally, there are inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values. Significant changes in the aggregate fair value of assets and liabilities required to be measured at fair value or for impairment will be recognized in the income statement under the framework established by GAAP. If impairment is determined, it could limit the ability of Intermountain’s banking subsidiaries to pay dividends or make other payments to the Holding Company. See Note 9 to the Consolidated Financial Statements for more information on fair value measurements.
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
     For more information on derivative financial instruments and hedge accounting, see Note 8 to the Consolidated Financial Statements.
Intermountain Community Bancorp
Comparison of the Three month Periods Ended March 31, 2009 and 2008
Results of Operations
     Overview. Intermountain recorded a net loss to common shareholders of $532,000, or $0.06 per diluted share for the three months ended March 31, 2009, compared with a net loss of $2.9 million or $0.35 per diluted share for the fourth quarter of 2008 and net income of $1.7 million or $0.19 per diluted share, for the three months ended March 31, 2008. The decline in earnings over first quarter 2008 reflected a decrease in net interest income, increased credit losses and additions to the reserve for loan losses offset by an increase in other income and lower operating expenses.
     The annualized return on average assets (“ROA”) was -0.04%, -1.07% and 0.64% for the three months ended March 31, 2009, December 31, 2008 and March 31, 2008, respectively. The annualized return on average common equity (“ROE”) was -2.5%, -13.4% and 7.3% for the three months ended March 31, 2009, December 31, 2008 and March 31, 2008, respectively.
     The Company’s 2009 first quarter results clearly reflect increasingly difficult economic and credit conditions, combined with the adverse impacts of the significant decrease in market interest rates over the past eighteen months. In response, management continues to focus on maintaining a strong balance sheet with high levels of liquidity, capital and loss reserves. Some of its actions, including the maintenance of excess funds in relatively low-yielding Fed Funds and investment securities, the acquisition of additional capital as part of the U.S. Treasury’s Capital Purchase Program, and the funding of higher loan loss reserves will hurt earnings to common shareholders in the short-term, but provide a foundation from which to grow when economic conditions improve. In addition, the Company’s strong focus on low-cost deposit growth will enhance future opportunities when rates increase and higher levels of borrowing demand return.
     Net Interest Income. The most significant component of earnings for the Company is net interest income, which is the difference between interest income from the Company’s loan and investment portfolios, and interest expense from deposits, repurchase agreements and other borrowings. During the three months ended March 31, 2009, December 31, 2008 and March 31, 2008, net interest income was $9.9 million, $9.4 million, and $11.3 million, respectively. Reduced borrowing costs and stabilizing asset yields produced the improvement from the fourth quarter of 2008, but the overall margin remains lower than the first quarter of last year.
     Average interest-earning assets increased by 6.5% to $996.0 million for the three months ended March 31, 2009, compared to $935.3 million for the three months ended March 31, 2008. The growth was driven by increases in average investments and cash of $72.1 million or 42.4% over the three month period in 2008. Average loans decreased 1.5% or $11.4 million during this same time period. Average interest-earning assets increased by $18.3 million or 1.9% for the three months ended March 31, 2009, compared to the three months ended December 31, 2008. Average loans decreased by $19.4 million or 2.5%, while investments and cash increased by $37.8 million or 18.5% for the same period comparison. Loan volumes continued to reflect paydowns of existing loan balances, and a downturn in loan originations caused by the slowing economy, lower demand and tighter underwriting standards. The increase in investments and cash resulted from the Company’s decision to place additional funding in short-term investments and cash equivalents to create additional short-term liquidity.
     Average interest-bearing liabilities increased by 5.1% or $47.1 million, including $57.0 million (7.7%) growth in average deposits and $9.9 million (5.3%) decrease in other borrowings for the three month period ending March 2009 compared to March 2008. For the quarter ending March 31, 2009, average interest-bearing liabilities increased $491,000 compared to the three months ending December 31, 2008, as increases in average deposits again offset decreases in average borrowings. Increases in average deposits compared to both prior periods reflected both core deposit growth in the bank’s markets and the addition of brokered certificates of deposit to create additional short-term liquidity. Average Federal Home Loan Bank advances increased by $17.0 million, or 58.6%, for the three months ending March 31, 2009, compared to the three months ending March 31, 2008. The increase in average Federal Home Loan Bank advances offset decreases in repurchase agreements. Average other borrowings decreased by $26.9 million, or 17.0%, for the three months ending March 31, 2009 compared to the same period last year, as municipalities invested fewer dollars in repurchase agreements Average Federal Home Loan Bank advances decreased by $6.9 million (13.0%) for the quarter ending March 31, 2009 and average other borrowings decreased by $2.1 million, or 1.6%, compared to the fourth quarter of 2008. The decrease in average Federal Home Loan Bank advances and average other borrowings was funded by increases in deposits. The Company’s reliance on non-core funding sources remains low compared to national and regional peer-group averages. The net growth in the Company’s average interest-earning assets contributed approximately $0.7 million to the net interest income of the Bank for the three months ended March 31, 2009 versus the same period last year.
     The positive impacts of increases in earning assets over the past year were more than offset by declines in the net interest margin. Net interest spread during the three months ended March 31, 2009, December 31, 2008, and March 31, 2008 was 4.03%, 3.82%, and 4.87%, respectively. As market rates dropped over the last 18 months, changes in the Company’s funding rates lagged changes in yields on loans and investments, resulting in lower margins than the first quarter of 2008. However, as asset yields stabilized in the first quarter of 2009, deposit and borrowing rates continued to decline, producing the 21 basis points improvement from the prior quarter.
     Given the current low level of market interest rates, the Company believes that the net interest margin will generally stabilize or increase as rates on interest earning assets bottom out and rates on borrowings and deposits remain the same or decrease. As such, management is focusing on building a balance sheet and core customer base to sustain current margin as much as possible, and prepare for resumption of more normal economic and rate conditions in the future.
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
     The provision for losses on loans decreased to $2.8 million for the three months ended March 31, 2009, compared to a provision of $5.5 million for the three months ended December 31, 2008, and an increase from $258,000 for the three months ended March 31, 2008. Net charge offs for the three months ended March 31, 2009 totaled $1.8 million compared to $2.1 million for the three months ended December 31, 2008, and $77,000 for the three months ended March 31, 2008. Annualized net charge-offs to average net loans decreased to 0.96% for the three months ended March 31, 2009 compared to 1.11% for the three months ended December 31, 2008 and increased from 0.04% for the three months ended March 31, 2008. The elevated chargeoff and provision levels in the first quarter reflect both continuing challenges in the Company’s residential real estate construction and land development loan portfolio, and increasing defaults in its other portfolios. The Company continued to write-down balances on a number of troubled real estate loans to reflect rapidly declining real estate valuations, and liquidated several loans. Weak economic conditions in the broader economy also led to increasing losses in the Company’s commercial and consumer portfolios. Losses will likely remain at elevated levels until the economy begins rebounding and collateral valuations stabilize.
     The loan loss allowance to total loans ratio increased to 2.35% at March 31, 2009, compared to 2.14% at December 31, 2008 and 1.57% at March 31, 2008, respectively. Management believes this level of loan loss allowance is adequate for the balance and the mix of the loan portfolio at this time, but projects that the allowance may increase further if credit conditions continue worsening.
     The following table summarizes loan loss allowance activity for the periods indicated.

	Three months ended March 31,
	2009	2008
	(Dollars in thousands)
Balance at January 1	$16,433	$11,761
Provision for losses on loans	2,770	258
Amounts written off, net of recoveries	(1,764)	(77)

Allowance — loans, March 31	17,439	11,942
Allowance — unfunded commitments, January 1	14	18
Adjustment	353	(3)

Allowance — unfunded commitments, March 31	367	15

Total credit allowance including unfunded commitments	$17,806	$11,957

     At March 31, 2009, Intermountain’s total classified loans were $64.1 million, compared with $61.2 million at December 31, 2008 and $31.5 million at March 31, 2008. Classified loans are loans for which management believes it may experience some problems in obtaining repayment under the contractual terms of the loan. However, categorizing a loan as classified does not necessarily mean that the company will experience any or significant loss of expected principal or interest. Non-performing assets increased to $38.4 million at March 31, 2009, compared to $31.8 million at December 31, 2008, and $9.2 million at March 31, 2008. Non-performing loans totaled $29.3 million at March 31, 2009 versus $27.3 million and $7.1 million at December 31, 2008 and March 31, 2008, respectively. Other real estate owned (“OREO”) totaled $9.1 million at March 31, 2009 versus $4.5 million and $2.1 million at December 31, 2008 and March 31, 2008, respectively.
     Non-performing assets comprised 3.5% of total assets at March 31, 2009, and 2.9% and 0.9% at December 31, 2008 and March 31, 2008, respectively. Non-performing assets to tangible equity plus the loan loss allowance (the “Texas Ratio”) equaled 33.44% at March 31, 2009 versus 27.75% at December 31, 2008 and 10.01% at March 31, 2008. While higher, these totals compare favorably to many peer banks and are below the ratios historically experienced by troubled banks. The 30-day and over loan delinquency rates were 1.91% at March 31, 2009, versus 0.90% at December 31, 2008, and 1.13% at March 31, 2008.
     The $2.2 million increase in non-accrual loans from the fourth quarter of 2008 consists primarily of residential land, subdivision and construction loans where repayment is primarily reliant on selling the asset. The Company has evaluated the borrowers and the collateral underlying these loans and determined the probability of recovery of the loans’ principal balance. Given the volatility in the current housing market, the Company continues to monitor these assets closely and revalue the collateral on a frequent and periodic basis. This re-evaluation may create the need for additional write-downs or additional loss reserves on these assets.
     Information with respect to non-performing loans, classified assets, troubled debt restructures and non-performing assets is as follows (dollars in thousands):

	Loan Quality
	March 31,	Dec 31,
	2009	2008
	(dollars in thousands)

Loans past due in excess of 90 days and still accruing	$709	$913
Non-accrual loans	28,606	26,365

Total non-performing loans	29,315	27,278
OREO	9,052	4,541

Total non-performing assets (“NPA”)	$38,367	$31,819

Classified loans	$64,123	$61,172

Troubled debt restructured loans (1)	$23,445	$13,424
(1) Loans restructured and in compliance with modified terms; excludes non-accrual loans

Non-accrual loans as a percentage of net loans receivable	3.96%	3.50%

Total non-performing loans as a % of net loans receivable	4.05%	3.62%

Total NPA as a % of loans receivable	5.31%	4.23%

Allowance for loan losses (“ALLL”) as a % of non-performing loans	59.5%	60.2%

Total NPA as a % of total assets	3.52%	2.88%

Total NPA as a % of tangible capital + ALLL (“Texas Ratio”)	33.48%	27.75%
     Residential land and construction assets continue to comprise most of the non-performing loan and other real estate owned totals, reflecting the ongoing severe weakness in the housing market. General economic pressures are also starting to impact the Company’s other loan portfolios. As a result, elevated levels of non-performing assets are likely to continue for the next several quarters. While the Company’s credit quality has softened, the Company has shifted executive management focus and added skilled collection resources to manage the portfolio, with a continued focus on identifying and resolving problem loans as quickly as possible. As troubled loans arise, management is analyzing current and projected conditions and evaluating carefully whether to liquidate immediately or work with borrowers to avoid liquidation. Given the worsening economic forecast, some level of heightened loss activity is likely to continue, but based on its internal analysis, including stress testing of its portfolio under differing economic scenarios, management continues to believe that its current level of loan loss reserves and capital can withstand credit losses well in excess of those reasonably anticipated or experienced in prior economic downturns.

     Other Income. Total other income was $3.5 million, $2.9 million, and $2.8 million for the three months ended March 31, 2009, December 31, 2008, and March 31, 2008, respectively. Other income results in 2009 were enhanced by a gain on the sale of $26.0 million in investment securities in March 2009 resulting in a $1.3 million pre-tax gain for the quarter. Fees and service charges decreased $167,000 from the fourth quarter, largely driven by decreases in investment and deposit account fees caused by the economic slowdown. Loan related fee income decreased by $171,000 from the fourth quarter due to lower SBA loan sale income and reduced commercial and commercial real estate loan activity. Mortgage banking activity and income increased for the same period comparison. Secured credit card contract income also dropped in 2009 as credit-wary borrowers reduced credit card application volume significantly.
     During the first quarter of 2009, the Company recorded an other-than-temporary impairment (“OTTI”) of $1,751,000 on one non-agency guaranteed mortgage-backed security. Of the total $1,751,000 OTTI, $244,000 was related to credit losses, and under newly issued accounting guidance, is a charge against earnings. The remaining $1,507,000 reflects non-credit value impairment and was charged against the Company’s other comprehensive income and reported capital on the balance sheet. At this time, the Company anticipates holding the security until its value is recovered or until maturity, and will continue to adjust its other comprehensive income and capital position to reflect the security’s current market value. The Company calculated the credit loss charge against earnings by subtracting the estimated present value of future cash flows on the security from its amortized cost. See Notes 2 and 9 of the Consolidated Financial Statements for additional information.
     Operating Expenses. Operating expenses were $10.8 million for the three months ended March 31, 2009, compared to $12.1 million for the three months ended December 31, 2008 and $11.3 million for the three months ended March 31, 2008. Operating expenses decreased 10.7% from December 31, 2008 to March 31, 2009 and 4.3% from the first quarter of 2008.
     The Company’s efficiency ratio was 80.3% for the three months ended March 31, 2009, compared to 98.1% for the fourth quarter and 79.8% for the first quarter of 2008. The Company has been executing strategies to reduce controllable expenses to improve efficiency. However, flat asset growth, decreases in the net interest margin and loan-related fee income, and increased credit-related expenses and FDIC premiums have hampered efficiency gains. Company management will continue to refine business processes and control staffing and other costs, but is not pursuing across-the-board staffing cuts at this time because of the potential negative impacts on company culture, community perception and long-term results.
     Salaries and employee benefits were $5.7 million for the three months ended March 31, 2009, a 10.6% decrease over the three months ended December 31, 2008. Employee compensation and benefits expense decreased $1.2 million or 17.9%, over the same three-month period last year as a result of decreased staffing levels and lower incentive expense. Efforts to control compensation expense continue in 2009, as the Company has suspended salary increases for executives and officers, maintained a hiring freeze, eliminated executive bonus plans and adjusted other compensation plans. At March 31, 2009, full-time-equivalent employees totaled 410, compared with 442 at March 31, 2008.
     Occupancy expenses were $2.0 million for the three months ended March 31, 2009, a 3.6% increase compared to the fourth quarter of 2008 and a 19.1% increase compared to the first quarter of 2008. These increases were comprised of additional building expense from the Sandpoint Center which was opened in the second quarter of 2008 and additional computer hardware and software purchased to enhance security, compliance and business continuity. The Company expects these expenses to stabilize throughout 2009, as it has postponed building expansion plans, limited new hardware and software purchases, and begun to lease out excess space in its Company headquarters building.
     Other non-interest expenses were $3.1 million for the three months ended March 31, 2009, an 18.2% decrease over the fourth quarter and a 16.4% increase compared to the first quarter of 2008. The decrease from the fourth quarter is primarily due to reduced charges on the Company’s OREO portfolio. The increase in other expenses over last year is largely a result of significant increases in loan collection expenses, an additional $354,000 charge to increase the Company’s reserve for unfunded borrowing commitments and increased FDIC insurance assessments.
     Increases in FDIC insurance premiums and near-term loan collection expenses will likely continue to negatively impact the Company’s expenses. However, the impacts of the business process improvement efforts are taking hold in other areas, including salary, benefits, printing, supply and travel expenses. Management anticipates that as it completes the action plans developed under these initiatives over the next several months and resumes increased asset growth levels, its efficiency and expense ratios will improve in future periods.
     Income Tax Provision. Intermountain recorded federal and state income tax benefits of $9,000 and $2.4 million in the first quarter of 2009 and the fourth quarter of 2008, respectively, as a result of negative estimated taxable income. The income tax provision for first quarter of 2008 was $933,000 reflecting positive taxable income in that quarter. The effective tax rates used to calculate the benefit/provision were 7.1%, 45.1% and 36.1% for the three months ended March 31, 2009, December 31, 2008 and March 31, 2008, respectively. The decline in the effective tax rates over last year reflects lower pre-tax income, a higher level of investment tax credits, and additional tax benefits realized from changes in federal tax policy.

Financial Position
     Assets. At March 31, 2009, Intermountain’s assets were $1.09 billion, down $14.4 million from $1.15 billion at December 31, 2008. During this period, increases in investments available-for-sale were offset by decreases in cash and cash equivalents and loans receivable. The decline in assets, and particularly loans, during the first quarter of 2009, reflecting both seasonal factors and the underlying weakness in the economy.
     Investments. Intermountain’s investment portfolio at March 31, 2009 was $215.9 million, an increase of $48.3 million from the December 31, 2008 balance of $167.5 million. The increase was primarily due to the net purchase of agency-guaranteed mortgage backed securities. Funds for this increase were provided by a decrease in federal funds balances as the Company moved lower yielding federal funds balances to higher yielding short-term available-for-sale investments. During the three months ended March 31, 2009, the Company sold $26.0 million in investment securities resulting in a $1.3 million pre-tax gain, while simultaneously positioning the portfolio to perform better in unchanged or rising rate environments. As of March 31, 2009, the balance of the unrealized loss on investment securities, net of federal income taxes, was $4.9 million, compared to an unrealized loss at December 31, 2008 of $4.9 million. Illiquid markets for some of the Company’s securities, and increasing long-term interest rates produced the unrealized loss for both periods.
     During the first quarter of 2009, the Company recorded an other-than-temporary impairment (“OTTI”) of $1,751,000 on one non-agency guaranteed mortgage-backed security. Of the total $1,751,000 OTTI, $244,000 was related to credit losses, and under newly issued accounting guidance, was charged against earnings. The remaining $1,507,000 reflects non-credit value impairment and was charged against the Company’s other comprehensive income and reported capital on the balance sheet. At this time, the Company anticipates holding the security until its value is recovered or until maturity, and will continue to adjust its other comprehensive income and capital position to reflect the security’s current market value. The Company calculated the credit loss charge against earnings by subtracting the estimated present value of future cash flows on the security from its amortized cost. See Notes 2 and 9 of the Consolidated Financial Statements for additional information.
     Loans Receivable. At March 31, 2009 net loans receivable totaled $723.2 million, down $29.5 million or 3.9% from $752.6 million at December 31, 2008. During the three months ended March 31, 2009, total loan originations were $93.5 million compared to $82.0 million in the fourth quarter and $139.4 million for the prior year’s comparable period. The decline in originations from the prior year reflects slowing economic conditions, decreased borrowing demand and tighter underwriting standards. As reflected in the comparison to fourth quarter, the Company’s loan production efforts intensified in the first quarter. As part of its Powered By Community initiative, the Company is implementing several new residential and commercial lending programs to ensure the credit needs of its communities are met.
     The following table sets forth the composition of Intermountain’s loan portfolio at the dates indicated. Loan balances exclude deferred loan origination costs and fees and allowances for loan losses.

	March 31, 2009		December 31, 2008
	Amount	%	Amount	%
	(Dollars in thousands)
Commercial	$220,130	29.72	$227,521	29.58
Commercial real estate	394,806	53.30	409,461	53.23
Residential real estate	98,234	13.26	103,937	13.51
Consumer	22,350	3.02	23,245	3.02
Municipal	5,153	0.70	5,109	0.66

Total loans receivable	740,673	100.00	769,273	100.00

Net deferred origination fees	(74)		(225)
Allowance for losses on loans	(17,439)		(16,433)

Loans receivable, net	$723,160		$752,615

Weighted average yield at end of period	6.17%		6.38%

     The following table sets forth Intermountain’s loan originations for the periods indicated.

	Three months ended
	March 31,
	2009	2008	% Change
	(Dollars in thousands)
Commercial	$46,975	$57,899	(18.9)
Commercial real estate	15,323	59,759	(74.4)
Residential real estate	28,287	18,373	54.0
Consumer	2,456	3,104	(20.9)
Municipal	478	314	52.2

Total loans originated	$93,519	$139,449	(32.9)

     First quarter origination results reflect declining demand in all categories except residential real estate and municipal loans. Spurred by record low rates, residential real estate activity increased significantly and is projected to remain strong in the second quarter. Despite the Company’s efforts to spur loan activity, tough economic conditions are likely to depress borrowing demand in the other segments for the next few quarters, until consumers and businesses feel more positive about future economic conditions. ,
     Total commercial real estate loans, including construction, and land acquisition and development loans comprised 311.6% of estimated Tier 1 capital at March 31, 2009, as compared to 320.5% at December 31, 2008 and 392.3% at March 31, 2008. Construction, acquisition and development loans comprised 187.8% of estimated Tier 1 capital versus 197.3% at December 31, 2008 and 281.3% at March 31, 2008, respectively. For these loan ratios, commercial real estate balances are calculated using guidelines issued as part of more general guidance on real estate concentrations by the federal banking regulators in 2007. As reflected in the figures above, the Company is working to reduce its concentration of construction, acquisition and development loans, with further decreases expected in upcoming periods as existing loans continue to roll off. The Company’s commercial real estate and construction, acquisition and development portfolios are dispersed throughout its market area, with heavier concentrations in north Idaho, Canyon County and the Magic Valley. The Company has relatively limited exposure to the Boise market.
     Office Properties and Equipment. Office properties and equipment decreased 1.5% to $43.6 million from $44.3 million at December 31, 2008 due primarily to depreciation recorded for the three months ended March 31, 2009. Reflecting current economic conditions, the Company has postponed building expansion plans and limited hardware, software and equipment purchases.
     Other Real Estate Owned. Other real estate owned increased to $9.1 million at March 31, 2009 from $4.5 million at December 31, 2008. The increase was primarily due to increases in home, land and lot foreclosures resulting from current economic conditions.
     BOLI and All Other Assets. Bank-owned life insurance (“BOLI”) and other assets increased to $40.9 million at March 31, 2009 from $40.2 million at December 31, 2008. The increase was primarily due to increases in the net deferred tax asset. Intangible assets decreased slightly as a result of continuing amortization of the core deposit intangible. As discussed above in the Critical Accounting Policies section, the Company again evaluated its goodwill asset in the first quarter and determined that no impairment existed at March 31, 2009.
     Deposits. Total deposits increased $20.9 million to $811.3 million at March 31, 2009 from $790.4 million at December 31, 2008. The Company’s deposit volumes increased during the three month period, despite slowing economic conditions and competitive market conditions. The Company continues to focus on core deposit growth as a critical priority in building for the future. Management has shifted resources and implemented compensation plans, promotional strategies and new products to spur local deposit growth.
     The following table sets forth the composition of Intermountain’s deposits at the dates indicated.

	March 31, 2009		December 31, 2008
	Amount	%	Amount	%
	(Dollars in thousands)
Demand	$151,194	18.6	$154,265	19.5
NOW and money market 0.0% to 6.07%	323,748	39.9	321,556	40.7
Savings and IRA 0.0% to 4.2%	81,150	10.0	78,671	10.0
Certificate of deposit accounts	255,194	31.5	235,920	29.8

Total deposits	$811,286	100.0	$790,412	100.0

Weighted average interest rate on certificates of deposit		3.04%		3.22%

     Borrowings. Deposit accounts are Intermountain’s primary source of funds. Intermountain also relies upon advances from the Federal Home Loan Bank of Seattle, repurchase agreements and other borrowings to supplement its funding and to meet deposit withdrawal requirements. These borrowings totaled $163.1 million and $195.6 million at March 31, 2009 and December 31, 2008, respectively. The decrease resulted from reductions in repurchase agreements. See “Liquidity and Sources of Funds” for additional information.
Interest Rate Risk
     The results of operations for financial institutions may be materially and adversely affected by changes in prevailing economic conditions, including rapid changes in interest rates, declines in real estate market values and the monetary and fiscal policies of the federal government. Like all financial institutions, Intermountain’s net interest income and its NPV (the net present value of financial assets, liabilities and off-balance sheet contracts), are subject to fluctuations in interest rates. Intermountain utilizes various tools to assess and manage interest rate risk, including an internal income simulation model that seeks to estimate the impact of various rate changes on the net interest income and net income of the bank. This model is validated by comparing results against various third-party estimations. Currently, the model and third-party estimates indicate that Intermountain is slightly asset-sensitive. An asset-sensitive bank generally sees improved net interest income and net income in a rising rate environment, as its assets reprice more rapidly and/or to a greater degree than its liabilities. The opposite is true in a falling interest rate environment. When market rates fall, an asset-sensitive bank tends to see declining income. Net interest income results for the past year reflect this, as short-term market rates fell over the past 21 months, resulting in significantly lower net interest income and net income levels, particularly in relation to the level of interest-earning assets.
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
     Additionally, the extent to which borrowers prepay loans is affected by prevailing interest rates. When interest rates increase, borrowers are less likely to prepay loans. When interest rates decrease, borrowers are generally more likely to prepay loans. However, in the current tight credit markets, prepayment speeds are relatively slow even given the significant drop in market interest rates. Prepayments may affect the levels of loans retained in an institution’s portfolio, as well as its net interest income. Intermountain maintains an asset and liability management program intended to manage net interest income through interest rate cycles and to protect its income by controlling its exposure to changing interest rates.
     On the liability side, Intermountain seeks to manage its interest rate risk exposure by maintaining a relatively high percentage of non-interest bearing demand deposits, interest-bearing demand deposits, savings and money market accounts. These instruments tend to lag changes in market rates and may afford the bank more protection in increasing interest rate environments, but can also be changed relatively quickly in a declining rate environment. The Bank utilizes various deposit pricing strategies and other borrowing sources to manage its rate risk.
     As discussed above, Intermountain uses a simulation model designed to measure the sensitivity of net interest income and net income to changes in interest rates. This simulation model is designed to enable Intermountain to generate a forecast of net interest income and net income given various interest rate forecasts and alternative strategies. The model is also designed to measure the anticipated impact that prepayment risk, basis risk, customer maturity preferences, volumes of new business and changes in the relationship between long-term and short-term interest rates have on the performance of Intermountain. Because of highly unusual current market rate conditions, the results of modeling indicate potential increases in net interest income in both a 100 and 300 basis point upward adjustment in interest rates that are higher than the guidelines established by management. In addition, potential increases in net income in a 100 and 300 basis point upward adjustment in interest rates and a 100 basis point downward adjustment in interest rates are higher than guidelines. Because the results indicate improvements in net interest income and net income in these scenarios, and management believes there is a greater likelihood of flat or higher market rates in the future than lower rates, it believes that its current interest rate risk is moderate. The scenario analysis for net income has been impacted by the lower current year earnings of the Company, which increases the impact of both downward and upward adjustments.
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

     Intermountain also uses gap analysis, a traditional analytical tool designed to measure the difference between the amount of interest-earning assets and the amount of interest-bearing liabilities expected to reprice in a given period. Intermountain calculated its one-year cumulative repricing gap position to be negative 28% at March 31, 2009 and negative 23% at December 31, 2008, respectively. Management attempts to maintain Intermountain’s gap position between positive 20% and negative 35%. At March 31, 2009 Intermountain’s gap position was within the recommended guidelines.
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
     Deposits increased to $811.3 million at March 31, 2009 from $790.4 million at December 31, 2008, primarily due to increases in certificates of deposit, NOW, and IRA accounts. This increase, along with decreases in loan balances, offset a reduction in repurchase agreement balances outstanding. At March 31, 2009 and December 31, 2008, securities sold subject to repurchase agreements were $76.5 million and $109.0 million, respectively. The drop reflected seasonal reductions in municipal customer balances, along with movement of funds by customers to higher-yielding sources, both inside and outside the Bank. These borrowings are required to be collateralized by investments with a market value exceeding the face value of the borrowings. Under certain circumstances, Intermountain could be required to pledge additional securities or reduce the borrowings.
     During the three months ended March 31, 2009, cash used in investing activities consisted primarily of the funding of increases in available-for-sale investment securities, largely by a reduction in Fed Funds Sold. During the same period, cash used in financing activities consisted primarily of decreases in repurchase agreements. These reductions were offset by increases in certificates of deposit.
     Intermountain’s credit line with FHLB Seattle provides for borrowings up to a percentage of its total assets subject to general collateralization requirements. At March 31, 2009, the Company’s FHLB Seattle credit line represented a total borrowing capacity of approximately $115.0 million, of which $46.0 million was being utilized. Additional collateralized funding availability at the Federal Reserve totaled $23.5 million. Both of these collateral secured lines could be expanded more with the placement of additional collateral. Overnight-unsecured borrowing lines have been established at US Bank, Wells Fargo, and Pacific Coast Bankers Bank (“PCBB”). At December 31, 2008, the Company had approximately $50.0 million of overnight funding available from its unsecured correspondent banking sources. In addition, $2.0 to $5.0 million in funding is available on a semiannual basis from the State of Idaho in the form of negotiated certificates of deposit. Correspondent banks and other financial entities provided total additional borrowing capacity of $146.5 million at March 31, 2009. As of March 31, 2009 there were no unsecured funds borrowed.
     In March 2007, the Company entered into an additional borrowing agreement with Pacific Coast Bankers Bank (“PCBB”) in the amount of $18.0 million and in December 2007 increased the amount to $25.0 million. The borrowing agreement was a non-revolving line of credit with a variable rate of interest tied to LIBOR and is collateralized by Bank stock and the Sandpoint Center. This line was used primarily to fund the construction costs of the Company’s new headquarters building in Sandpoint. The balance at March 31, 2009 was $23.1 million. The borrowing had a maturity of January 2009 and was extended for 90 days with a fixed rate of 7.0%. In May 2009, the company negotiated new loan facilities with Pacific Coast Bankers Bank to refinance the existing holding company credit line used to construct the Sandpoint Center into three longer-term, amortizing loans. The loans are as follows: $9.0 million with a fixed rate of 7% secured by the Sandpoint Center and Panhandle State Bank stock, $11.0 million with a variable rate of 2.35% over the rate on the $11.0 million 12-month certificate of deposit used to secure this loan (the rate for the first year is 4.35%), and $3.0 million with a rate of 10% secured by the Sandpoint Center and Panhandle State Bank stock. The amortization on all three loans is 25 years and the maturity is May 2012. The Company anticipates repaying these loans before maturity through the sale of the building. The $11.0 million purchase of the certificate of deposit was funded by a dividend from the Bank to the holding company, and upon pay off of the loan secured by this account, the funds will be available again for bank or holding company purposes. Restrictive loan covenants that apply to all three loans include maintaining minimum levels of total risk-based capital, restrictions on incurring additional debt over $2.0 million at the holding company level without Pacific Coast Bankers Bank’s consent, and requirements to provide financial and loan portfolio information on a periodic basis. In addition, there are debt service and asset quality requirements that only apply to the $3.0 million credit facility.
     Intermountain maintains an active liquidity monitoring and management plan, and has worked aggressively over the past year to expand its sources of alternative liquidity. Given extremely volatile conditions in the latter part of 2008, the Company took additional protective measures to enhance liquidity, including intensive customer education and communication efforts, movement of funds into highly liquid assets and increased emphasis on deposit-gathering efforts. Because of its relatively low reliance on non-core funding sources and the additional efforts undertaken to improve liquidity discussed above, management believes that the Company’s current liquidity risk is moderate and manageable.

     Management continues to monitor its liquidity position carefully, and has established contingency plans for potential liquidity shortfalls. Longer term, the Company’s focus continues to be to fund asset growth primarily with core deposit growth, and it has initiated a number of organizational changes and programs to spur this growth.
Capital Resources
     Intermountain’s total stockholders’ equity was $109.4 million at March 31, 2009, compared with $110.5 million at December 31, 2008. The decrease in total stockholders’ equity was primarily due to an increase in the unrealized loss on the investment portfolio, the small net loss for the quarter ended March 31, 2009 and preferred stock dividends. Stockholders’ equity was 10.0% of total assets at March 31, 2009 and 10.0% at December 31, 2008. Tangible common equity as a percentage of tangible assets was 9.0% for both March 31, 2009 and December 31, 2008.
     At March 31, 2009, Intermountain had an unrealized losses of $4.9 million, net of related income taxes, on investments classified as available-for-sale and $881,000 unrealized loss on cash flow hedges, as compared to unrealized losses of $5.9 million, net of related income taxes, on investments classified as available-for-sale and $985,000 unrealized losses on cash flow hedges at December 31, 2008. The sale of $26.0 million in investment securities at a pre-tax recognized gain of $1.3 million, illiquid markets for some of the Company’s securities, and increasing long-term market rates decreased the market value of the securities, resulting in an unrealized loss at March 31, 2009. Fluctuations in prevailing interest rates and turmoil in global debt markets continue to cause volatility in this component of accumulated comprehensive loss in stockholders’ equity and may continue to do so in future periods.
     On December 19, 2008, the Company entered into a definitive agreement with the U.S. Treasury. Pursuant to this Agreement, the Company sold 27,000 shares of Preferred Stock, no par value, having a liquidation amount equal to $1,000 per share, including a warrant (“The Warrant”) to purchase 653,226 shares of IMCB’s common stock, no par value, to the U.S. Treasury.
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
     Intermountain issued and has outstanding $16.5 million of Trust Preferred Securities. The indenture governing the Trust Preferred Securities limits the ability of Intermountain under certain circumstances to pay dividends or to make other capital distributions. The Trust Preferred Securities are treated as debt of Intermountain. These Trust Preferred Securities can be called for redemption beginning in March 2008 by the Company at 100% of the aggregate principal plus accrued and unpaid interest. See Note 4 of “Notes to Consolidated Financial Statements.”
     Intermountain and Panhandle are required by applicable regulations to maintain certain minimum capital levels and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier I capital to average assets. Intermountain and Panhandle plan to maintain their capital resources and regulatory capital ratios through the retention of earnings and the management of the level and mix of assets, although there can be no assurance in this regard. At March 31, 2009, Intermountain exceeded both its internal guidelines and all such regulatory capital requirements and was “well-capitalized” pursuant to FFIEC regulations. Given current economic conditions, the Company’s internal standards call for minimum capital levels higher than those required by regulators to be considered “well capitalized.”
     The following tables set forth the amounts and ratios regarding actual and minimum core Tier 1 risk-based and total risk-based capital requirements, together with the amounts and ratios required in order to meet the definition of a “well-capitalized” institution as reported on the quarterly FFIEC call report at March 31, 2009 (dollars in thousands).

					Well-Capitalized
	Actual		Capital Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets):
The Company	$131,098	14.67%	$72,366	8%	$90,458	10%
Panhandle State Bank	129,754	14.52%	71,506	8%	89,382	10%
Tier I capital (to risk-weighted assets):
The Company	119,848	13.41%	36,183	4%	54,275	6%
Panhandle State Bank	118,504	13.26%	35,753	4%	53,629	6%
Tier I capital (to average assets):
The Company	119,848	11.03%	41,405	4%	51,757	5%
Panhandle State Bank	118,504	11.21%	42,267	4%	52,834	5%

Off Balance Sheet Arrangements and Contractual Obligations
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
Tabular Disclosure of Contractual Obligations
     The following table represents the Company’s on-and-off balance sheet aggregate contractual obligations to make future payments as of March 31, 2009.

	Payments Due by Period
		Less than	1 to	Over 3 to	More than
	Total	1 Year	3 Years	5 Years	5 Years
	(Dollars in thousands)
Long-term debt(1)	$75,841	$1,290	$41,820	$1,587	$31,144
Short-term debt	106,174	106,174	—	—	—
Capital lease obligations	—	—	—	—	—
Operating lease obligations(2)	13,766	1,025	1,476	1,242	10,023
Purchase obligations	—	—	—	—	—
Other long-term obligations	—	—	—	—	—

Total	$195,781	$108,489	$43,296	$2,829	$41,167

(1)	Includes interest payments related to long-term debt agreements.

(2)	Excludes recurring accounts payable, accrued expenses and other liabilities, repurchase agreements and customer deposits, all of which are recorded on the registrant’s balance sheet. See Notes 3 and 4 of Notes to Consolidated Financial Statements. Includes operating lease payments for new leases executed in December 2006 for the sale leaseback transactions for the previously owned Canyon Rim and Gooding branches. The sale transaction was completed in January 2007 and the leases commenced in January 2007.
New Accounting Pronouncements
In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, and Emerging Issues Task Force (EITF) 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2/124-2 and EITF 99-20-2”). FSP FAS 115-2/124-2 and EITF 99-20-2 requires entities to separate an other-than-temporary impairment of a debt security into two components when there are credit related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis. The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive loss. FSP FAS 115-2/124-2 and EITF 99-20-2 are effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company did early adopt this FSP and it resulted in a portion of other-than-temporary impairment being recorded in other comprehensive income instead of earnings in the amount of $1.5 million. See Notes to Consolidated Financial Statements, notes 2 and 9 for more information on the Company’s investment securities and other-than-temporary impairment.
On January 12, 2009, FASB issued FSP Emerging Issues Task Force (EITF) 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (“FSP EITF 99-20-1”). FSP EITF 99-20-1 addresses certain practice issues in EITF No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, by making its other-than-temporary impairment assessment guidance consistent with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. FSP EITF 99-20-1 removes the reference to the consideration of a market participant’s estimates of cash flows in EITF 99-20, and instead requires an assessment of whether it is probable, based on current information and events, that the holder of the security will be unable to collect all amounts due according to the contractual terms. If it is probable that there has been an adverse change in estimated cash flows, an other-than-temporary impairment is deemed to exist, and a corresponding loss shall be recognized in earnings equal to the entire difference between the investment’s carrying value and its fair value at the balance sheet date of the reporting period for which the assessment is made. This FSP is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. FSP EITF 99-20-1 was further modified in April, 2009 by the issuance of FSP FAS 115-2/124-2 and EITF 99-20-2 discussed above. See the discussion above for the cumulative impact on the Company’s consolidated financial statements.
In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly (“FSP FAS 157-4”). The FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements. Under FSP FAS 157-4, if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any weight on that transaction price as an indicator of fair value. FSP FAS 157-4 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company did early adopt this FSP and it resulted in additional pre-tax income of $1.5 million on its consolidated financial results. See Notes to Consolidated Financial Statements, notes 2 and 9 for more information on the Company’s investment securities and other-than-temporary impairment.
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
On October 10, 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. The FSP clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP is effective immediately, and includes prior period financial statements that have not yet been issued, and therefore the Company is subject to the provision of the FSP effective March 31, 2009. See Notes to Consolidated Financial Statements, notes 2 and 9 for further discussion of the impact of SFAS No. 157 and the additional guidance issued.
In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). This FSP requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP, which becomes effective for interim reporting periods ending after June 15, 2009, allows early adoption for periods ending after March 15, 2009, only if a company also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. The Company will adopt this FSP for the period ended June 30, 2009. Its adoption is not expected to impact the consolidated financial results of the Company, but will impact its disclosures in the Notes to Consolidated Financial Statements.
In December 2007, FASB issued SFAS No. 141 (revised), Business Combinations (“SFAS No. 141(R) “). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The adoption of the SFAS No. 141(R) for reporting as of March 31, 2009, had no affect on the Company’s financial statements.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards that require that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. SFAS 160 also requires that any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value when a subsidiary is deconsolidated. SFAS 160 also sets forth the disclosure requirements to identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS 160 must be applied prospectively as of the beginning of the fiscal year in which SFAS 160 is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements are applied retrospectively for all periods presented. The Corporation does not have a noncontrolling interest in one or more subsidiaries. The adoption of the SFAS No. 160 for reporting as of March 31, 2009, did not have a material impact on the Company’s consolidated financial statements.
In May 2008, The FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). The SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities. Prior to the issuance of SFAS No. 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (SAS) No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SAS 69 has been criticized because it is directed to the auditor rather than the entity. SFAS No. 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The initial application of SFAS No. 162 will not have an impact on the Company’s financial statements.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 requires specific disclosures regarding the location and amounts of derivative instruments in the Company’s financial statements, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect the Company’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued and for fiscal years and interim periods after November 15, 2008. Early application was permitted. SFAS 161 impacts the Company’s disclosure, but not its accounting treatment for derivative instruments and related hedged items. The Company adopted this guidance, effective first quarter 2009, and has complied with the additional disclosure requirements. See Notes to Consolidated Financial Statements, note 8 for additional information.
In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force 03-6-01, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-01”). This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128 (“SFAS 128”), “Earnings Per Share”. The guidance in this FSP applies to the calculation of EPS under SFAS 128 for share-based payment awards with rights to dividends or dividend equivalents. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This Statement is effective for fiscal years beginning on or after December 15, 2008 and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings and selected financial data) to conform with the provision of this FSP. The Company adopted FSP EITF 03-6-01 on January 1, 2009. Adoption did not have a material effect on the Company’s consolidated financial statements.
In June 2008, the Emerging Issues Task Force (“EITF”) issued EITF 07-05, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock, (“EITF 07-05”). EITF 07-05 supersedes prior guidance that defines the meaning of the phrase ‘indexed to an entity’s own stock’ and revises the criteria to be used to determine if an equity-linked instrument, including embedded features, can be classified within shareholder’s equity. EITF 07-05 is effective for fiscal years beginning after December 15, 2008. The Company adopted EITF 07-05 effective with the first quarter of fiscal 2009 and adoption did not have a material effect on the Company’s consolidated financial statements.
Forward-Looking Statements
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
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
     Additional factors that could cause actual results to differ materially from those expressed in the forward-looking statements are discussed in Risk Factors in Item 1A. Please take into account that forward-looking statements speak only as of the date of this Form 10Q or documents incorporated by reference. The Company does not undertake any obligation to publicly correct or update any forward-looking statement if we later become aware that it is not likely to be achieved.
Item 3 — Quantitative and Qualitative Disclosures About Market Risk
The information set forth under the caption Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, is hereby incorporated herein by reference.
Item 4 — Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures: An evaluation of Intermountain’s disclosure controls and procedures (as required by section 13a — 15(b) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of Intermountain’s management, including the Chief Executive Officer and the Chief Financial Officer. Our Chief Executive Officer and Chief Financial Officer concluded that based on that evaluation, our disclosure controls and procedures as currently in effect are effective, as of March 31, 2009, in ensuring that the information required to be disclosed by us in the reports we file or submit under the Act is (i) accumulated and communicated to Intermountain’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
(b) Changes in Internal Control over Financial Reporting: In the three months ended March 31, 2009, there were no changes in Intermountain’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, Intermountain’s internal control over financial reporting.

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
Item 1A Risk Factors
As a financial holding company, our earnings are dependent upon the performance of our bank as well as on business, economic, and political conditions.
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
     The Company has a high loan concentration in the real estate market and a further downturn in the local economies or real estate markets could negatively impact our banking business. Because we primarily serve individuals and businesses located in northern, southwestern and southcentral Idaho, eastern Washington and southeastern Oregon, a significant portion of our total loan portfolio is originated in these areas or secured by real estate or other assets located in these areas. As a result of this geographic concentration, the ability of customers to repay their loans, and consequently our results, are impacted by the economic and business conditions in our market areas. Any adverse economic or business developments or natural disasters in these areas could cause uninsured damage and other loss of value to real estate that secures our loans or could negatively affect the ability of borrowers to make payments of principal and interest on the underlying loans. In the event of such adverse development or natural disaster, our results of operations or financial condition could be adversely affected. Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and we would more likely suffer losses on defaulted loans.
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

Additional market concern over investment securities backed by mortgage loans could create losses in the Company’s investment portfolio
     A majority of the Company’s investment portfolio is comprised of securities where mortgages are the underlying collateral. These securities include agency-guaranteed mortgage backed securities and collateralized mortgage obligations and non-agency-guaranteed mortgage-backed securities and collateralized mortgage obligations. With the national downturn in real estate markets and the rising mortgage delinquency and foreclosure rates, investors are increasingly concerned about these types of securities. The potential for credit losses in the underlying portfolio and subsequent discounting, if continuing for a long period of time, could lead to other-than-temporary impairment in the value of these investments. This impairment could negatively impact earnings and the Company’s capital position.
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
     More recently, Congress enacted the American Recovery and Reinvestment Act of 2009 (“ARRA”), which was intended to provide fiscal stimulus to the economy through a combination of tax cuts and spending increases. The ARRA also included additional restrictions on executive compensation for banks who already received or will receive TARP funds in the future, and directed the U.S. Treasury Department to issue regulations to implement the ARRA. The full effect of these wide-ranging pieces of legislation on the national economy and financial institutions, particularly on mid-sized institutions like us, cannot now be predicted.
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
     Based on recent events and the state of the economy, the FDIC has increased federal deposit insurance premiums beginning in 2009. The increase of these premiums will add to our cost of operations and could have a significant impact on the Company. Depending on any future losses that the FDIC insurance fund may suffer due to failed institutions, there can be no assurance that there will not be additional significant premium increases in order to replenish the fund.
     On February 27, 2009 the FDIC issued a press release announcing a special Deposit Insurance Fund assessment of 20 basis points on insured institutions and granting the FDIC the authority to impose an additional assessment after December 31, 2009 of up to 10 basis points if necessary. The special assessment ruling states that banks will be assessed on their June 30, 2009 assessment base and funds collected on September 30, 2009. Using the bank’s March 31, 2009 assessment base, the approximate amount of the special assessment would be 1.6 million. Subject to the passing of certain legislation that would allow the FDIC increased borrowing from the Treasury, the FDIC has indicated that it would reduce the special assessment by half; however, there can be no assurance this will occur.
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
     We have expanded our lending into a number of different loan segments, including commercial real estate, commercial construction, residential construction, commercial business and agricultural loans. While increased lending diversification is expected to increase interest income, the Company may incur additional risk if one or more lending types experienced difficulties due to economic conditions. In the event of substantial borrower defaults, our provision for loan losses would increase and therefore, earnings would be reduced.

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
Continued volatility in the subprime and prime mortgage markets could have additional negative impacts on the Company’s lending operations.
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
Weak future operating performance may cause the Company to violate covenants or other requirements of its borrowing facilities
     The Company’s various credit facilities have conditions and covenants that require the Company to perform certain activities and maintain certain performance levels. Future weakness in its operating performance may cause the Company to violate these conditions. This may result in certain facilities being restricted from future use, and/or demands to pay off the outstanding balances owed. This may have negative further impacts on the operating performance and financial position of the Company.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable.

Item 3 — Defaults Upon Senior Securities
     Not applicable.
Item 4 — Submission of Matters to a Vote of Security Holders
     Not applicable
Item 5 — Other Information
     Senior Secured Term Loan Facility
     On May 8, 2009, the Company and Pacific Coast Bankers’ Bank (“PCBB”) entered into a Holding Company Loan Agreement (the “Loan Agreement”) providing for three-year senior secured term loan facilities in the amounts of $9.0 million, $11.0 million and $3.0 million, respectively (“Facility A,” “Facility B” and “Facility C,” respectively, and collectively, the “Facilities”). Concurrently with the execution of the Loan Agreement, the Company borrowed the full aggregate amount of $23.0 million available under the Facilities in order to refinance the Company’s prior indebtedness to PCBB under a non-revolving line of credit under a borrowing agreement originally entered into in March 2007 (the “Prior Loan Agreement”). The Company used the borrowings under the Prior Loan Agreement primarily to fund the construction costs of the Company’s new headquarters building in Sandpoint, Idaho. The Company anticipates repaying the indebtedness under the Facilities before maturity through the sale of the building. Curt Hecker, President, Chief Executive Officer and a director of the Company, is a member of the Board of Directors of PCBB.
     Security for the Loans
     As security for the borrowings under the Facilities, the Company granted PCBB a security interest in: (i) the Company’s Sandpoint, Idaho headquarters building, and all of the outstanding capital stock of Panhandle State Bank (the “Bank”), a wholly-owned subsidiary of the Company, with respect to Facilities A and C; and (ii) $11.0 million on deposit with the Bank in the form of a certificate of deposit, with respect to Facility B.
     Maturity, Interest Rates and Fees
     The loans under the Facilities mature on May 8, 2012 (the “Maturity Date”) and bear interest as follows: (i) 7.00% for Facility A; (ii) for Facility B, 2.35% over the Bank’s 12-month certificate of deposit rate, or 4.35% for the first year, which will re-set annually; and (iii) 10.00% for Facility C. Concurrently with the execution of the Loan Agreement, the Company paid PCBB an aggregate of $125,000 in upfront fees.
     Payments and Prepayments
     The Company must repay principal and interest on the borrowings under Facilities on a monthly basis, based on a 25-year amortization schedule, with all remaining principal and interest due on the Maturity Date. The Company may prepay the indebtedness under Facility A at any time for a prepayment fee of 1.00% of the outstanding balance under Facility A, and may prepay indebtedness under Facilities B and C at any time without penalty.
     Covenants and Events of Default
     The Loan Agreement subjects the Company and the Bank to affirmative and negative covenants which include, among others: (i) maintaining a total risk-based capital ratio of at least 12.00%; (ii) restrictions on the Company incurring additional debt over $2.0 million without PCBB’s consent; and (iii) providing financial, loan portfolio and other specified information to PCBB on a periodic basis. In addition, covenants applicable only to Facility C include: (i) the Bank maintaining a minimum Tier 1 Capital level of at least 400% of the obligations outstanding under Facility C; (ii) the Company maintaining a debt service coverage ratio of 1.5; and (iii) the Bank maintaining minimum asset quality requirements. The Loan Agreement contains customary events of default, which may result in the acceleration of outstanding indebtedness.
     The foregoing description of the Loan Agreement does not purport to be complete and is qualified in its entirety by reference to the Loan Agreement, which is filed as Exhibit 10.1 to this report, and is incorporated by reference herein.

Item 6 — Exhibits

Exhibit No.	Exhibit

10.1	Holding Company Loan Agreement dated May 8, 2009 between the Company and Pacific Coast Bankers’ Bank.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERMOUNTAIN COMMUNITY BANCORP (Registrant)
May 14, 2009	By:	/s/ Curt Hecker
Date		Curt Hecker
President and Chief Executive Officer

May 14, 2009	By:	/s/ Doug Wright
Date		Doug Wright
Executive Vice President and Chief Financial Officer