Form 10-Q
period 2009-06-30
INTERMOUNTAIN COMMUNITY BANCORP
filed 2009-08-14
CIK 1284506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2009
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐       No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of August 12, 2009
Common Stock (no par value)	8,365,836

Intermountain Community Bancorp
FORM 10-Q
For the Quarter Ended June 30, 2009

PART I — Financial Information
Item 1 — Financial Statements
Intermountain Community Bancorp
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2009	2008
	(Dollars in thousands)
ASSETS
Cash and cash equivalents:
Interest-bearing	$57,963	$1,354
Non-interest bearing and vault	14,793	21,553
Restricted cash	4,264	468
Federal funds sold	3,585	71,450
Available-for-sale securities, at fair value	184,168	147,618
Held-to-maturity securities, at amortized cost	17,395	17,604
Federal Home Loan Bank of Seattle stock, at cost	2,310	2,310
Loans held for sale	4,453	933
Loans receivable, net	710,311	752,615
Accrued interest receivable	7,020	6,449
Office properties and equipment, net	42,860	44,296
Bank-owned life insurance	8,217	8,037
Goodwill	11,662	11,662
Other intangibles	507	576
Other real estate owned	13,650	4,541
Prepaid expenses and other assets	20,722	14,089

Total assets	$1,103,880	$1,105,555

LIABILITIES
Deposits	$827,546	$790,412
Securities sold subject to repurchase agreements	94,380	109,006
Advances from Federal Home Loan Bank	36,000	46,000
Cashier checks issued and payable	808	922
Accrued interest payable	1,574	2,275
Other borrowings	39,507	40,613
Accrued expenses and other liabilities	5,480	5,842

Total liabilities	1,005,295	995,070

Commitments and contingent liabilities
STOCKHOLDERS’ EQUITY
Common stock 29,040,000 shares authorized; 8,439,456 and 8,429,576 shares issued and 8,365,726 and 8,333,009 shares outstanding as of June 30, 2009 and December 31, 2008	78,391	78,261
Preferred stock 1,000,000 shares authorized; 27,000 shares issued and outstanding as of June 30, 2009 and December 31, 2008	25,303	25,149
Accumulated other comprehensive loss, net of tax	(6,170)	(5,935)
Retained earnings	1,061	13,010

Total stockholders’ equity	98,585	110,485

Total liabilities and stockholders’ equity	$1,103,880	$1,105,555

The accompanying notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in thousands, except per		(Dollars in thousands, except per
	share data)		share data)
Interest income:
Loans	$11,703	$13,942	$23,351	$28,960
Investments	2,780	1,899	5,479	4,082

Total interest income	14,483	15,841	28,830	33,042

Interest expense:
Deposits	3,245	3,275	6,588	7,304
Other borrowings	1,026	1,390	2,128	3,237

Total interest expense	4,271	4,665	8,716	10,541

Net interest income	10,212	11,176	20,114	22,501
Provision for losses on loans	(18,684)	(2,140)	(21,454)	(2,398)

Net interest income (loss) after provision for losses on loans	(8,472)	9,036	(1,340)	20,103

Other income:
Fees and service charges	1,886	2,342	3,555	4,346
Loan related fee income	663	385	1,204	791
Other-than-temporary impairment of investments (impairment loss of $244, consisting of $1,751 of total other-than- temporary impairment losses, net of $1,507 recognized in other comprehensive income, for the six months ended June 30, 2009)	—	—	(244)	—
Bank-owned life insurance	90	81	180	156
Net gain on sale of securities	—	2,182	1,295	2,182
Other	66	241	228	535

Total other income	2,705	5,231	6,218	8,010

Operating expenses	12,667	10,635	23,438	21,894

Income (loss) before income taxes	(18,434)	3,632	(18,560)	6,219
Income tax( provision) benefit	7,432	(1,363)	7,440	(2,296)

Net income (loss)	(11,002)	2,269	(11,120)	3,923
Preferred stock dividend	415	—	829	—

Net income (loss) applicable to common stockholders	$(11,417)	$2,269	$(11,949)	$3,923

Earnings (loss) per share — basic	$(1.37)	$0.27	$(1.43)	$0.47

Earnings (loss) per share — diluted	$(1.37)	$0.27	$(1.43)	$0.46

Weighted average shares outstanding — basic	8,362,402	8,286,087	8,355,359	8,278,596
Weighted average shares outstanding — diluted	8,362,402	8,534,186	8,355,359	8,549,144
The accompanying notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
	June 30,
	2009	2008
	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$(11,120)	$3,923
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,785	1,653
Stock-based compensation expense	182	(344)
Net amortization of premiums (discounts) on securities	202	(113)
Provisions for losses on loans	21,453	2,398
Amortization of core deposit intangibles	69	74
(Gain) on sale of loans, investments, property and equipment	(1,884)	(2,496)
(Gain) loss on sale of other real estate owned	100	(20)
OTTI credit loss on available-for-sale investments	244	—
Charge down on OREO	1,150	—
Accretion of deferred gain on sale of branch property	(8)	(9)
Net accretion of loan and deposit discounts and premiums	(34)	(9)
Increase in cash surrender value of bank-owned life insurance	(180)	(156)
Change in:
Loans held for sale	(3,521)	2,548
Accrued interest receivable	(571)	1,890
Prepaid expenses and other assets	(6,371)	(2,608)
Accrued interest payable	(701)	(899)
Accrued expenses and other liabilities	(274)	(1,627)

Net cash provided (used in) operating activities	521	4,205

Cash flows from investing activities:
Purchases of available-for-sale securities	(87,501)	(32,872)
Purchases of FHLB Stock		(706)
Proceeds from calls or maturities of available-for-sale securities	33,710	51,022
Principal payments on mortgage-backed securities	17,194	7,082
Purchases of held-to-maturity securities	(65)	(127)
Proceeds from calls or maturities of held-to-maturity securities	253	151
Origination of loans, net of principal payments	(45,987)	(40,007)
Proceeds from sale of loans	56,273	13,994
Purchase of office properties and equipment	(432)	(4,999)
Proceeds from sale of office properties and equipment	—	8
Net change in federal funds sold	67,865	(165)
Proceeds from sale of other real estate owned	911	62
Net change in restricted cash	(3,796)	3,661

Net cash provided by (used in) investing activities	38,425	(2,896)

	Six months ended
	June 30,
	2009	2008
	(Dollars in thousands)
Cash flows from financing activities:
Net change in demand, money market and savings deposits	$17,343	$(19,988)
Net change in certificates of deposit	19,791	3,782
Net change in repurchase agreements	(14,626)	(13,807)
Principal reduction of note payable	(961)	(22)
Payoff of credit line	(23,145)	—
Proceeds from exercise of stock options	56	95
Retirement of treasury stock	(7)	(193)
Proceeds from other borrowings	23,000	28,657
Payoff of FHLB advances	(10,000)	—
Cash dividends paid to preferred stockholders	(548)	—

Net cash provided by (used in) financing activities	10,903	(1,476)

Net change in cash and cash equivalents	49,849	(167)
Cash and cash equivalents, beginning of period	22,907	27,000

Cash and cash equivalents, end of period	$72,756	$26,833

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$9,168	$11,002
Income taxes	—	2,495
Noncash investing and financing activities:
Restricted stock issued	—	547
Accrual of liability for split dollar life insurance	—	389
Loans converted to other real estate owned	11,270	1,304
The accompanying notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in thousands)		(Dollars in thousands)
Net income (loss)	$(11,002)	$2,269	$(11,120)	$3,923

Other comprehensive income (loss):
Change in unrealized gains on investments, and MBS available for sale, excluding non-credit loss on impairment of securities	464	(5,792)	589	(4,561)
Non-credit loss on -impairment on available-for-sale debt securities	—	—	(1,507)	—
Less deferred income tax provision (benefit)	(183)	2,294	364	1,806
Change in fair value of qualifying cash flow hedge	215	—	319	—

Net other comprehensive income (loss)	496	(3,498)	(235)	(2,755)

Comprehensive income (loss)	$(10,506)	$(1,229)	$(11,355)	$1,168

The accompanying notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp
Notes to Consolidated Financial Statements
1.	Basis of Presentation:
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
The amortized cost and fair values of investments are as follows (in thousands):

	Available-for-Sale
		Non-Credit
		OTTI
		Recognized	Gross	Gross
	Amortized	in OCI	Unrealized	Unrealized	Fair Value/
	Cost	(Losses)	Gains	Losses	Carrying Value
June 30, 2009
U.S. treasury securities and obligations of U.S. government agencies	$60	$—	$1	$—	$61
Residential mortgage-backed securities	193,220	(1,507)	2,163	(9,769)	184,107

	$193,280	$(1,507)	$2,164	$(9,769)	$184,168

December 31, 2008
U.S. treasury securities and obligations of U.S. government agencies	$7,569	$—	$48	$—	$7,617
Residential mortgage-backed securities	148,244	—	2,550	(10,793)	140,001

	$155,813	$—	$2,598	$(10,793)	$147,618

	Held-to-Maturity
		Non-Credit
	Carrying	OTTI
	Value/	Recognized	Gross	Gross
	Amortized	in OCI	Unrealized	Unrealized
	Cost	(Losses)	Gains	Losses	Fair Value
June 30, 2009
State and municipal securities	$17,395	$—	$160	$(18)	$17,537
December 31, 2008
State and municipal securities	$17,604	$—	$70	$(149)	$17,525
The following table summarizes the duration of Intermountain’s unrealized losses on available-for-sale and held-to-maturity securities as of the dates indicated (in thousands).

	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
June 30, 2009	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
State and municipal securities	$1,327	$18	$—	$—	$1,327	$18
Residential mortgage-backed securities	13,632	1,575	46,936	8,194	60,568	9,769

Total	$14,959	$1,593	$46,936	$8,194	$61,895	$9,787

	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
December 31, 2008	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
State and municipal securities	$5,453	$147	$762	$2	$6,215	$149
Residential mortgage-backed securities	45,366	5,708	15,034	5,085	60,400	10,793

Total	$50,819	$5,855	$15,796	$5,087	$66,615	$10,942

     At June 30, 2009, the amortized cost and fair value of available-for-sale and held-to-maturity debt securities, by contractual maturity, follows (in thousands):

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
One year or less	$—	$—	$1,012	$1,013
After one year through five years	22	22	1,094	1,120
After five years through ten years	38	39	2,328	2,420
After ten years	—	—	12,961	12,984

	60	61	17,395	17,537
Mortgage-backed securities	193,220	184,107	—	—

	$193,280	$184,168	$17,395	$17,537

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Intermountain’s investment portfolios are managed to provide and maintain liquidity; to maintain a balance of high quality, diversified investments to minimize risk; to offset other asset portfolio elements in managing interest rate risk; to provide collateral for pledging; and to maximize returns. At June 30, 2009, the Company does not intend to sell any of its available-for-sale securities that have a loss position and it is not likely that it will be required to sell the available-for-sale securities before the anticipated recovery of their remaining amortized cost. The unrealized losses on residential mortgage-backed securities without other-than-temporary impairment were considered by management to be temporary in nature.

At March 31, 2009, residential mortgage-backed securities included a security comprised of a pool of mortgages with a remaining unpaid balance of $4.2 million. Due to the lack of an orderly market for the security and the declining national economic and housing market, its fair value was determined to be $2.5 million at March 31, 2009 based on analytical modeling taking into consideration a range of factors normally found in an orderly market. Of the $1.7 million other-then-temporary impairment on this security, based on an analysis of projected cash flows, $244,000 was charged to earnings as a credit loss and $1.5 million was recognized in other comprehensive income. Impairment loss on securities charged to earnings in the three months ended March 31, 2009 was $244,000. An analysis of the portfolio for this quarter indicated no additional OTTI to this or any other security within the portfolio.

See Note 9 “Fair Value of Measurements” for more information on the calculation of fair or carrying value for the investment securities.
3.	Advances from the Federal Home Loan Bank of Seattle:
During September 2007, the Bank obtained two advances from the FHLB Seattle in the amounts of $10.0 million and $14.0 million with interest only payable at 4.96% and 4.90% and maturities in September 2010 and September 2009, respectively. During May 2008, the Bank obtained an advance from the FHLB Seattle in the amount of $12.0 million with interest only payable at 2.88% which matures in August 2009. During April 2008, the Bank obtained two advances from the FHLB Seattle in the amounts of $5.0 million and $5.0 million with interest only payable at 2.89% and 2.95% and maturities in April 2009. The advances matured in April 2009 and were not renewed.
Advances from FHLB Seattle are collateralized by certain qualifying loans. At June 30, 2009, Intermountain had the ability to borrow $113.9 million from FHLB Seattle, of which $36.0 million was utilized. The Bank’s credit line with FHLB Seattle is limited to a percentage of its total regulatory assets subject to collateralization requirements. Intermountain would be able to borrow amounts in excess of this total from the FHLB Seattle with the placement of additional available collateral.

4.	Other Borrowings:
The components of other borrowings are as follows (in thousands):

	June 30,	December 31,
	2009	2008
Term note payable (1)	$8,279	$8,279
Term note payable (2)	8,248	8,248
Term note payable (3)	—	941
Term note payable (4)	—	23,145
Term note payable (5)	22,980	—

Total other borrowings	$39,507	$40,613

(1)	In January 2003, the Company issued $8.0 million of Trust Preferred securities through its subsidiary, Intermountain Statutory Trust I. The debt associated with these securities bears interest on a variable basis tied to the 90-day LIBOR (London Inter-Bank Offering Rate) index plus 3.25%, with interest only paid quarterly. The rate on this borrowing was 3.85% at June 30, 2009. The debt is callable by the Company quarterly and matures in March 2033. During the third quarter of 2008, the Company entered into an interest rate swap contract with Pacific Coast Bankers Bank. The purpose of the $8.2 million notional value swap is to convert the variable rate payments made on our Trust Preferred I obligation to a series of fixed rate payments for five years, as a hedging strategy to help manage the Company’s interest-rate risk. See Note A.

(2)	In March 2004, the Company issued $8.0 million of Trust Preferred securities through its subsidiary, Intermountain Statutory Trust II. The debt associated with these securities bears interest on a variable basis tied to the 90-day LIBOR index plus 2.8%, with interest only paid quarterly. The rate on this borrowing was 3.93% at June 30, 2009. The debt is callable by the Company quarterly and matures in April 2034. See Note A.

(3)	In January 2006, the Company purchased land to build its new headquarters, the Sandpoint Center in Sandpoint, Idaho. It entered into a Note Payable with the sellers of the property in the amount of $1.13 million, with a fixed rate of 6.65%, payable in equal installments. The note matures in February 2026, but was paid off in May 2009 as part of the refinance of the borrowing discussed in Footnote 4, section (5) immediately below.

(4)	In March 2007, the Company entered into an additional borrowing agreement with Pacific Coast Bankers Bank (“PCBB”) in the amount of $18.0 million and in December 2007 increased the amount to $25.0 million. The borrowing agreement was a non-revolving line of credit with a variable rate of interest tied to LIBOR and was collateralized by Bank stock and the Sandpoint Center. This line was used primarily to fund the construction costs of the Company’s new headquarters building in Sandpoint. The balance at December 31, 2008 was $23.1 million at a fixed interest rate of 7.0%. The borrowing had a maturity of January 2009 and was extended for 90 days with a fixed rate of 7.0%. In May 2009, the Company negotiated new loan facilities with Pacific Coast Bankers Bank to refinance this credit line into three longer-term, amortizing loans. The details of the new financing are detailed in Footnote 4, section (5), immediately below.

(5)	In May 2009, the Company negotiated new loan facilities with Pacific Coast Bankers Bank to refinance the credit line noted in Footnote 4, section (4) immediately above. The loans are as follows: $9.0 million with a fixed interest rate of 7.0% secured by the Sandpoint Center and Panhandle State Bank stock, $11.0 million with a variable rate of 2.35% plus the rate on the $11.0 million 12-month certificate of deposit used to secure this loan (the loan rate for the first year is 4.35%), and $3.0 million with a rate of 10.0% secured by the Sandpoint Center and Panhandle State Bank stock. The current balance of these loans at June 30, 2009 was $9.0 million, $11.0 million and $3.0 million, respectively. The amortization on all three loans is 25 years with a balloon payment and a maturity of May 2012. The Company anticipates repaying these loans before maturity through the sale of the building, and is currently in negotiations with a potential buyer. The $11.0 million purchase of the certificate of deposit was funded by a dividend from the bank to the holding company, and upon pay off of the loan secured by this account, the funds will be available again for bank or holding company purposes. Restrictive loan covenants that apply to all three loans include maintaining minimum levels of total risk-based capital, restrictions on incurring additional debt over $2.0 million at the holding company level without Pacific Coast Bankers Bank’s consent, and requirements to provide financial and loan portfolio information on a periodic basis. In addition, there are debt service and asset quality requirements that only apply to the $3.0 million credit facility. During the second quarter of 2009, the Company failed to maintain a Debt Service Coverage ratio of 1.5 to 1.00 due to the net loss recorded. This Debt Service Coverage requirement was applicable to the $3.0 million loan, and as a result of the failure to meet this requirement, the interest rate on this loan converts from 10.0% to 15.0%, effective July 1, 2009. The loan will remain at the default interest rate until the Company is in compliance with the debt service coverage ratio portion of the Debt Service Covenant, the earliest being October 1, 2009. Pacific Coast Bankers Bank has approved a waiver of the violation of the covenant at the June 30, 2009 measurement date. Under the terms of the waiver agreement, the Company will also establish a reserve account at Pacific Coast Bankers Bank in the amount of $330,900 from which payments on the $3.0 million note will be drawn.

A)	Intermountain’s obligations under the above debentures issued by its subsidiaries constitute a full and unconditional guarantee by Intermountain of the Statutory Trusts’ obligations under the Trust Preferred Securities. In accordance with Financial Interpretation No. 46 (Revised), “Consolidation of Variable Interest Entities” (“FIN No. 46R”), the trusts are not consolidated and the debentures and related amounts are treated as debt of Intermountain.

5.	Earnings Per Share:
The following table presents the basic and diluted earnings per share computations:

	Three months Ended June 30,		Six months Ended June 30,
	2009	2008	2009	2008
Numerator:
Net income (loss) — basic and diluted	$(11,002)	$2,269	$(11,120)	$3,923
Preferred stock dividend	415	—	829	—

Net Income (loss) applicable to commons stockholders	$(11,417)	$2,269	$(11,949)	$3,923
Denominator:
Weighted average shares outstanding — basic	8,362,402	8,286,087	8,355,359	8,278,596
Dilutive effect of common stock options, restricted stock awards	—	248,099	—	270,548

Weighted average shares outstanding — diluted	8,362,402	8,534,186	8,355,359	8,549,144

Earnings (loss) per share — basic and diluted:
Earnings (loss) per share — basic	$(1.37)	$0.27	$(1.43)	$0.47
Effect of dilutive common stock options	—	—	—	(0.01)

Earnings (loss) per share — diluted	$(1.37)	$0.27	$(1.43)	$0.46

The weighted average number of potentially dilutive common shares excluded in calculating diluted net income per common share due to the anti-dilutive effect is 285,200 and 54,249 shares for the three months ended June 30, 2009 and 2008, respectively. The weighted average number of potentially dilutive common shares excluded in calculating diluted net income per common share due to the anti-dilutive effect is 212,735 and 75,823 shares for the six months years ended June 30, 2009 and 2008, respectively. Common stock equivalents were calculated using the treasury stock method.
6.	Operating Expenses:
The following table details Intermountain’s components of total operating expenses in thousands:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Salaries and employee benefits	$5,653	$5,530	$11,358	$12,476
Occupancy expense	1,808	1,938	3,776	3,591
Advertising	344	426	643	691
Fees and service charges	630	535	1,229	969
Printing, postage and supplies	293	360	653	708
Legal and accounting	435	488	773	936
Other expense	3,504	1,358	5,006	2,523

Total operating expenses	$12,667	$10,635	$23,438	$21,894

Salaries and employee benefits expense decreased $1.1 million or 9.0%, over the six month period last year as a result of decreased staffing levels and lower incentive compensation expense. Second quarter salaries and employee benefits expense increased $123,000, or 2.2% compared to the same quarter one year ago, a comparison which is impacted by the reversal of $640,000 in executive compensation expense in the second quarter of 2008 related to the termination of an executive bonus plan. Efforts to control compensation expense continue in 2009, as the Company has suspended salary increases for executives and officers, maintained a hiring freeze and reduced other compensation plans.

Occupancy expenses increased $185,000, or 5.2%, for the six month period ended June 30, 2009 compared to the same period one year ago. The increase was comprised of an increase in depreciation expense on the Sandpoint Center which the Company occupied in April 2008. Occupancy expenses decreased $130,000, or 6.7%, for the three month period ended June 30, 2009 compared to the same period one year ago. The decrease was comprised of a decrease in computer hardware and software expenses as additional cost control measures have been implemented. The Company expects these expenses to continue declining in 2009, as it has postponed building expansion plans, limited new hardware and software purchases, and begun leasing out excess space in its Company headquarters building.

The advertising expense decrease of $48,000 for the six month period and $82,000 for the three month period ended June 30, 2009 compared to the same period one year ago reflected reductions in general advertising offset by additional donations and community service expenses associated with the Company’s Powered by Community initiative. The $260,000 increase in fees and service charges for the six month period and $95,000 increase for the three-month period ended June 30, 2009 compared to the same period one year ago primarily reflected higher expenses for the Company’s internet banking services, as usage increased significantly. Printing, postage and supplies decreased $55,000 for the six-month period and $67,000 for the second quarter, in comparison to last year’s totals. The decrease reflected efficiencies gained in statement and other printing, and tighter control over supplies expense. Legal and accounting fees decreased by $163,000, or 17.4% in comparison to the same six month period in 2008 as a result of payments made during 2008 to a consultant engaged to assist the Company in streamlining business processes. Legal and accounting fees decreased by $53,000, or 10.9% in comparison to the same three month period in 2008 for the same reason.

Other expenses increased $2.5 million or 98.5%, for the six month period over the same period last year. The increase primarily consists of $1.2 million in additional FDIC insurance expense and $1.2 million additional expense related to the Company’s Other Real Estate Owned (“OREO”). Of the $1.2 million of increased FDIC insurance, $475,000 represents the accrual of the FDIC’s special assessment to be paid on September 30, 2009. The OREO increase is a combination of additional property write-downs to reflect updated valuations and other carrying expenses. Other expenses increased $2.1 million or 158.0%, for the three month period over the same period last year. The increases reflect a $1.1 million increase in FDIC insurance expense from the same period one year ago, and $1.1 million in OREO write-downs and expense for the three months ended June 30, 2009 compared to last year.
7.	Stock-Based Compensation Plans:
The Company utilized its stock to compensate employees and directors under the 1999 Director Stock Option Plan, the 1999 Employee Plan and the 1988 Employee Plan (together the “Stock Option Plans”). Options to purchase Intermountain common stock had been granted to employees and directors under the Stock Option Plans at prices equal to the fair market value of the underlying stock on the dates the options were granted. The options vest 20% per year, over a five-year period, and expire in 10 years. For the six months ended June 30, 2009 and 2008, stock option expense totaled $0 and $68,000, respectively. The Company did not have any remaining expense related to the non-vested stock options outstanding at June 30, 2009.

On January 14, 2009, the terms of the Amended and Restated 1999 Employee Stock Option and Restricted Stock Plan and the 1999 Director Stock Option Plan expired. Upon recommendation of management and approval of the Board of Directors, it was determined that, due to the economic uncertainty, the Board would not seek to implement a new plan at this time. The 1988 Employee Stock Option Plan was a predecessor plan to the Amended and Restated 1999 Employee Stock Option and Restricted Stock Plan. Because each of these plans has expired, shares may no longer be awarded under these plans. However, awards remain unexercised or unvested under these plans. The Company did not grant options to purchase Intermountain common stock or restricted stock during the six months ended June 30, 2009.

In 2003, shareholders approved a change to the 1999 Employee Option Plan to provide for the granting of restricted stock awards. The Company granted restricted stock to directors and employees beginning in 2005. The restricted stock vests 20% per year, over a five-year period. The Company granted 0 and 37,949 restricted shares with a grant date fair value of $0 and $547,000 during the six months ended June 30, 2009 and 2008, respectively. For the six months ended June 30, 2009 and 2008, restricted stock expense totaled $182,000 and $163,000, respectively. Total expense related to stock-based compensation is comprised of restricted stock expense for the six months ended June 30, 2009 and restricted stock expense, stock option expense and expense related to the 2006-2008 Long-Term Incentive Plan (“LTIP”) for the six months ended June 30, 2008. LTIP expense in 2008 was based on anticipated company performance over a 3-year period and had a 5-year vesting period. During the six months ended June 30, 2008, the Company reversed $640,000 in accrued incentives related to the LTIP as it appeared that asset growth and ROE targets required by the plan would not be met by the end of the incentive accrual period. During the six months ended June 30, 2009, the Company did not have a Long-Term Incentive Plan and therefore did not have expense related to this portion of stock-based compensation. Total expense related to stock-based compensation recorded in the six months ended June 30, 2009 and 2008 was $182,000 and ($344,000), respectively.

A summary of the changes in stock options outstanding for the six months ended June 30, 2009 is presented below:

	Six months ended June 30, 2009
	(dollars in thousands, except per share amounts)
		Weighted	Weighted
	Number	Average	Average
	of	Exercise	Remaining
	Shares	Price	Life (Years)
Beginning Options Outstanding, Jan 1, 2009	325,482	$6.00
Options Granted	—	—
Exercises	(12,721)	4.41
Forfeitures	(47,048)	4.42

Ending options outstanding, June 30, 2009	265,713	6.29	3.2

Exercisable at June 30, 2009	262,263	$6.20	3.2

The total intrinsic value of options exercised during the six months ended June 30, 2009 and 2008 was $7,000 and $96,000, respectively. A summary of the Company’s nonvested restricted shares for the six months ended June 30, 2009 is presented below:

		Weighted-
		Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Balance at January 1, 2009	96,567	$16.06
Granted	—	—
Vested	(21,803)	17.14
Forfeited	(1,034)	18.00

Balance at June 30, 2009	73,730	$15.71

As of June 30, 2009, there was $1.0 million of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under this plan. This cost is expected to be recognized over a weighted-average period of 3.1 years.
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

In accordance with SFAS 133, the Company recognizes all derivative financial instruments in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Derivative financial instruments are included in other assets or other liabilities, as appropriate, on the Consolidated Balance Sheet. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in shareholders’ equity as a component of other comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income in the same period and in the same income statement line as changes in the fair values of the hedged items that relate to the hedged risk(s). Changes in fair values of derivative financial instruments accounted for as cash flow hedges, to the extent they are effective hedges, are recorded as a component of other comprehensive income, net of deferred taxes. Changes in fair values of derivative financial instruments not qualifying as hedges pursuant to SFAS 133 are reported in non-interest income. Derivative contracts are valued by the counter party and are periodically validated by management.

Interest Rate Swaps — Designated as Cash Flow Hedges

The tables below identify the Company’s interest rate swaps at June 30, 2009 and December 31, 2008, which were entered into to hedge certain LIBOR-based trust preferred debentures and designated as cash flow hedges pursuant to SFAS 133 (dollars in thousands):

June 30, 2009
		Fair Value Gain	Receive Rate	Pay Rate	Type of Hedging
Maturity Date	Notional Amount	(Loss)	(LIBOR)	(Fixed)	Relationship

Pay Fixed, Receive Variable:
October 2013	$8,248	$(666)	1.13%	4.58%	Cash Flow

December 31, 2008
		Fair Value Gain	Receive Rate	Pay Rate	Type of Hedging
Maturity Date	Notional Amount	(Loss)	(LIBOR)	(Fixed)	Relationship

Pay Fixed, Receive Variable:
October 2013	$8,248	$(985)	4.75%	4.58%	Cash Flow

The fair values, or unrealized losses, of $666,000 at June 30, 2009 and $985,000 at December 31, 2008 are included in other liabilities. These hedges were considered highly effective during the quarter ended June 30, 2009, and none of the change in fair value of these derivatives was attributed to hedge ineffectiveness. The changes in fair value, net of tax, are separately disclosed in the statement of changes in shareholders’ equity as a component of comprehensive income. Net cash flows from these interest rate swaps are included in interest expense on trust preferred debentures. The unrealized loss at June 30, 2009 is a component of comprehensive income for June 30, 2009. At June 30, 2009, Intermountain had $742,000 in pledged certificates of deposit and $50,000 in restricted cash as collateral for the cash flow hedge.

A rollfoward of the amounts in accumulated other comprehensive income related to interest rate swaps designated as cash flow hedges follows:

	Six Months Ended
	June 30,	June 30,
	2009	2008

Unrealized gain (loss) at beginning of period	$(985)	$—

Amount of gain (loss) recognized in other comprehensive income	319	—

Unrealized gain (loss) at end of period	$(666)	$—

Interest Rate Swaps — Not Designated as Hedging Instruments Under SFAS 133

The Company has purchased certain derivative products to allow the Company to effectively convert a fixed rate loan to a variable rate payment stream. The Company economically hedges derivative transactions by entering into offsetting derivatives executed with third parties upon the origination of a fixed rate loan with a customer. Derivative transactions executed as part of this program are not designated as SFAS 133 hedge relationships and are, therefore, marked to market through earnings each period. In most cases the derivatives have mirror-image terms, which result in the positions’ changes in fair value offsetting completely through earnings each period. However, to the extent that the derivatives are not a mirror-image, changes in fair value will not completely offset, resulting in some earnings impact each period. Changes in the fair value of these interest rate swaps are included in other non-interest income. The following table summarizes these interest rate swaps as of June 30, 2009 and December 31, 2008 (dollars in thousands):

	June 30, 2009		December 31, 2008
	Notional	Fair Value Gain	Notional	Fair Value Gain
	Amount	(Loss)	Amount	(Loss)

Interest rate swaps with third party financial institutions	$2,559	$45	$—	$—

Because these are fair value hedges, at June 30, 2009, the loss in fair value included in loans receivable totaled $45,000, which was offset by the fair value hedge gain. At December 31, 2008, other assets included $0 of derivative assets and other liabilities included $0 of derivative liabilities related to these interest rate swap transactions, because they were executed in 2009. At June 30, 2009, the interest rate swaps had a maturity date of March 2019. At June 30, 2009 Intermountain had $72,000 in restricted cash for the interest rate swap.
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

The following table presents information about the Company’s assets measured at fair value on a recurring basis as of June 30, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (dollars in thousands).

		Fair Value Measurements
		At June 30, 2009, Using
		Quoted Prices
		In Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
Description	June 30, 2009	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:
U.S. treasury securities and obligations of U.S. government agencies	$61	$—	$61	$—
Residential mortgage backed securities (MBS)	184,107	—	150,815	33,292

Other Assets — Derivative	45	—	—	45

Total Assets Measured at Fair Value	$184,213	$—	$150,876	$33,337

Other Liabilities — Derivatives	$711	$—	$—	$711

	Fair Value Measurements
	At December 31, 2008, Using
		Quoted Prices
		In Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
Description	June 30, 2009	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities	$147,618	$—	$108,954	$38,664

Other Assets — Derivative	—	—	—	—

Total Assets Measured at Fair Value	$147,618	$—	$108,954	$38,664

Other Liabilities — Derivatives	$985	$—	$—	$985
Fair Value Measurement Transfers- Assets

	Fair Value Measurements Using Significant
	Unobservable Inputs ( Level 3)
Description	Residential MBS	Derivatives	Total
January 1, 2009 Balance	$38,664	$—	$38,664
Total gains or losses (realized/unrealized)
Included in earnings	(244)	45	(199)
Included in other comprehensive income	(1,022)	—	(1,022)
Principal Payments	(4,106)	—	(4,106)
Transfers in and /or out of Level 3	—	—	—

June 30, 2009 Balance	$33,292	$45	$33,337

Fair Value Measurement Transfers- Liabilities

Fair Value Measurements
Using Significant Unobservable
Inputs ( Level 3)
Description	Derivatives
January 1, 2009 Balance	$985
Total gains or losses (realized/unrealized)
Included in earnings	45
Included in other comprehensive income	(319)

June 30, 2009 Balance	$711

     The table below presents a portion of the Company’s loans measured at fair value on a nonrecurring basis as of June 30, 2009, because they are impaired collateral-dependent loans and the Company’s other real estate owned (“OREO”), aggregated by the level in the fair value hierarchy within which those measurements fall (dollars in thousands).

	Fair Value Measurements
	At June 30, 2009, Using
		Quoted Prices
		In Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
Description	June 30, 2009	(Level 1)	(Level 2)	(Level 3)
Loans(1)	$43,817	$—	$—	$43,817
Other real estate owned	13,650	—	—	13,650

Total Assets Measured at Fair Value	$57,467	$—	$—	$57,467

(1)	Represents collateral-dependent impaired loans, net, which are included in loans.
     Collateral dependent loans that are deemed to be impaired are valued based upon the net realizable value, fair value less estimated selling costs, of the underlying collateral, as is the Company’s OREO. While appraisals or other independent estimates of value do exist for this collateral, the uncertain and volatile market conditions require potential adjustments in value. As such, these loans and OREO are categorized as level 3.
     The following is a further description of the principal valuation methods used by the Company to estimate the fair values of its financial instruments.
Securities
     The fair values of securities, other than those categorized as level 3 described above, are based principally on market prices and dealer quotes. Certain fair values are estimated using pricing models or are based on comparisons to market prices of similar securities. The fair value of stock in the FHLB equals its carrying amount since such stock is only redeemable at its par value.
     Available for Sale Securities. Securities totaling $150.9 million classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtained fair value measurements from an independent pricing service and internally validated these measurements. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus, prepayment speeds, credit information and the bond’s terms and conditions, among other things.
     The available for sale portfolio also includes $33.3 million in super senior or senior tranche collateralized mortgage obligations not backed by a government or other agency guarantee. These securities are collateralized by fixed rate prime or Alt A mortgages, are structured to provide credit support to the senior tranches, and are carefully analyzed and monitored by management. Because of disruptions in the current market for mortgage-backed securities and collateralized mortgage obligations, an active market did not exist for these securities at June 30, 2009. This is evidenced by a significant widening in the bid-ask spread for these types of securities and the limited volume of actual trades made. As a result, less reliance can be placed on easily observable market data, such as pricing on transactions involving similar types of securities, in determining their current fair value. As such, significant adjustments were required to determine the fair value at the June 30, 2009 measurement date. These securities are valued using Level 3 inputs.
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
     Based on the factors above, the Company has determined that one security comprised of a pool of mortgages was subject to “Other-than-Temporary Impairment,” (“OTTI”) as of March 31, 2009. During the first quarter, the Company recorded an OTTI of $1,751,000 on this security. Of the total $1,751,000 OTTI, $244,000 was related to credit losses, and under newly issued accounting guidance in FSP FAS 115-2/124-2 and EITF 99-20-0, is a charge against earnings. The remaining $1,507,000 reflects non-credit value impairment and was charged against the Company’s other comprehensive income and reported capital on the balance sheet. At this time, the Company anticipates holding the security until its value is recovered or maturity, and will continue to adjust its other comprehensive income and capital position to reflect the security’s current market value. The Company calculated the credit loss charge against earnings by subtracting the estimated present value of estimated future cash flows on the security from its amortized cost per the guidelines provided in EITF 99-20. The Company conducted a similar analysis on the estimated cash flows in June, 2009 and as a result of this analysis, did not record additional OTTI adjustments in the second quarter of 2009.
     Loans. Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans calculated in accordance with SFAS No. 114 when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan less selling costs. Real estate collateral on these loans and the Company’s other real estate owned (“OREO”) is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace. Management reviews these valuations and makes additional valuation adjustments, as necessary, including subtracting estimated costs of liquidating the collateral or selling the OREO. The related nonrecurring fair value measurement adjustments have generally been classified as Level 3 because of the volatility and the uncertainty in the current markets. Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the marketplace and therefore such valuations have been classified as Level 3. Loans subject to nonrecurring fair value measurement were $43.8 million at June 30, 2009, of which $43.8 million were classified as Level 3.
     Other Real Estate Owned. At the applicable foreclosure date, other real estate owned is recorded at fair value of the real estate, less the costs to sell the real estate. Subsequently, other real estate owned, is carried at the lower of cost or net realizable value (fair value less estimated selling costs), and is periodically assessed for impairment based on fair value at the reporting date. Fair value is determined from external appraisals using judgments and estimates of external professionals. Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3. The Company’s OREO at June 30, 2009 totaled $13.7 million, all of which was classified as Level 3.
     Interest Rate Swaps. During the third quarter of 2008, the Company entered into an interest rate swap contract with Pacific Coast Bankers Bank. The purpose of the $8.2 million notional value swap is to convert the variable rate payments made on the Trust Preferred I obligation (see Note 4 — Other Borrowings) to a series of fixed rate payments for five years, as a hedging strategy to help manage the Company’s interest-rate risk. This contract is carried as an asset or liability at fair value, and as of June 30, 2009, it was a liability with a fair value of $666,000.
     During the first quarter of 2009, the Company entered into an interest rate swap contract with Pacific Coast Bankers Bank. The purpose of the $1.6 million notional value swap is to convert the fixed rate payments earned on a loan receivable to a series of variable rate payments for ten years, as a hedging strategy to help manage the Company’s interest-rate risk. This contract is carried as an asset or liability at fair value, and as of June 30, 2009, it was a liability with a fair value of $17,000. During the second quarter of 2009, the Company entered into an interest rate swap contract with Pacific Coast Bankers Bank. The purpose of the $1.0 million notional value swap is to convert the fixed rate payments earned on a loan receivable to a series of variable rate payments for ten years, as a hedging strategy to help manage the Company’s interest-rate risk. This contract is carried as an asset or liability at fair value, and as of June 30, 2009, it was a liability with a fair value of $28,000.

     Intermountain is required to disclose the estimated fair value of financial instruments, both assets and liabilities on and off the balance sheet, for which it is practicable to estimate fair value. These fair value estimates are made at June 30, 2009 based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price an asset could be sold at or the price a liability could be settled for. However, given there is no active market or observable market transactions for many of the Company’s financial instruments, the Company has made estimates of many of these fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimated values.
     The estimated fair value of the financial instruments as of June 30, 2009 and December 31, 2008, are as follows (in thousands):

	June 30, 2009		December 31, 2008
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash, cash equivalents, restricted cash and federal funds sold	$68,863	$68,863	$93,653	$93,653
Interest bearing certificates of deposit	11,742	11,742	1,172	1,172
Available-for-sale securities	184,168	184,168	147,618	147,618
Held-to-maturity securities	17,395	17,537	17,604	17,525
Loans held for sale	4,453	4,453	933	933
Loans receivable, net	710,311	721,670	752,615	754,772
Accrued interest receivable	7,020	7,020	6,449	6,449
BOLI	8,217	8,217	8,037	8,037
Financial liabilities:
Deposit liabilities	827,546	795,004	790,412	777,710
Other borrowed funds	169,887	166,919	195,619	193,747
Accrued interest payable	1,574	1,574	2,275	2,275
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
 Loans Receivable and Loans Held For Sale
     The fair value of performing mortgage loans, commercial real estate, construction, consumer and commercial loans is estimated by discounting the cash flows using interest rates that consider the interest rate risk inherent in the loans and current economic and lending conditions. Non-accrual loans are assumed to be carried at their current fair value and therefore are not adjusted.
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

   Accrued Interest
     The carrying amounts of accrued interest payable and receivable approximate their fair value.
10.	Subsequent Events
Intermountain performed an evaluation of subsequent events through August 14, 2009, the date upon which Intermountain’s quarterly report on Form 10-Q was filed with the Securities and Exchange Commission. No subsequent events were identified that would have required a change to the financial statements or disclosure in the notes to the financial statements.
11.	New Accounting Pronouncements:
Fair Value Measurements and Impairments of Securities. On April 9, 2009, the FASB issued three FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, Fair Value Measurements. FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.

FSP FAS 157-4 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.

FSP FAS 107-1 and APB 28-1 relate to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value.

FSP FAS 115-2 and FAS 124-2 on other-than-temporary impairments are intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains at fair value. The FSP also requires increased and timelier disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses.

The FSPs are effective for interim and annual periods ending after June 15, 2009, but entities may early adopt the FSPs for the interim and annual periods ending after March 15, 2009. The Company did early adopt the FSPs effective January 1, 2009 and it resulted in a portion of other-than-temporary impairment being recorded in other comprehensive income instead of earnings in the amount of $1.5 million for the three months ended March 31, 2009.

On January 12, 2009, FASB issued FSP Emerging Issues Task Force (EITF) 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (“FSP EITF 99-20-1”). FSP EITF 99-20-1 addresses certain practice issues in EITF No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, by making its other-than-temporary impairment assessment guidance consistent with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. FSP EITF 99-20-1 removes the reference to the consideration of a market participant’s estimates of cash flows in EITF 99-20, and instead requires an assessment of whether it is probable, based on current information and events, that the holder of the security will be unable to collect all amounts due according to the contractual terms. If it is probable that there has been an adverse change in estimated cash flows, an other-than-temporary impairment is deemed to exist, and a corresponding loss shall be recognized in earnings equal to the entire difference between the investment’s carrying value and its fair value at the balance sheet date of the reporting period for which the assessment is made. This FSP is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. FSP EITF 99-20-1 was further modified in April 2009 by the issuance of FSP FAS 115-2/124-2 and EITF 99-20-2 discussed above. See the discussion above for the cumulative impact on the Company’s consolidated financial statements.

On October 10, 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP FAS 157-3”). The FSP clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP is effective immediately, and includes prior period financial statements that have not yet been issued, and therefore the Company is subject to the provision of the FSP effective June 30, 2009. See Notes to Consolidated Financial Statements, notes 2 and 9 for further discussion of the impact of SFAS No. 157 and the additional guidance issued.

In December 2007, FASB issued SFAS No. 141 (revised), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The adoption of the SFAS No. 141(R) for reporting as of June 30, 2009, had no affect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards that require that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. SFAS 160 also requires that any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value when a subsidiary is deconsolidated. SFAS 160 also sets forth the disclosure requirements to identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS 160 must be applied prospectively as of the beginning of the fiscal year in which SFAS 160 is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements are applied retrospectively for all periods presented. The Company does not have a noncontrolling interest in one or more subsidiaries. The adoption of the SFAS No. 160 for reporting as of June 30, 2009, did not have a material impact on the Company’s consolidated financial statements.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities. Prior to the issuance of SFAS No. 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (SAS) No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SAS 69 has been criticized because it is directed to the auditor rather than the entity. SFAS No. 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The initial application of SFAS No. 162 will not have an impact on the Company’s financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. SFAS 165 sets forth (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This pronouncement was effective for the period ended June 30, 2009 and did not have a significant impact on the Company’s financial statements, although it did affect the Company’s disclosures.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets — an Amendment of FASB Statement No. 140 (“SFAS 166”). SFAS 166 was issued to improve the information a reporting entity provides in its financial statements about a transfer of financial assets, including the effect of a transfer on an entity’s financial position, financial performance and cash flows and the transferor’s continuing involvement in the transferred assets. SFAS 166 eliminates the concept of a qualifying special-purpose entity and changes the guidance for evaluation for consolidation. This pronouncement is effective January 1, 2010 and is not expected to have a significant impact on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 was issued to amend previous guidance to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (i) the obligation to absorb losses of the entity or (ii) the right to receive benefits from the entity. The pronouncement is effective January 1, 2010 and is not expected to have a significant impact on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Principles, a Replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 was issued and established the FASB Accounting Standards Codification (“Codification”) as the source of authoritative U. S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities. Rules and interpretative releases of the SEC under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All non-grandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. The pronouncement and the Codification will be effective in the period ending September 30, 2009 and is not expected to have a significant impact on the Company’s financial statements.

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

     Since opening in 1981, the Bank has continued to grow by opening additional branch offices throughout Idaho. During 1999, the Bank opened its first branch under the name of Intermountain Community Bank, a division of Panhandle State Bank, in Payette, Idaho. Over the next several years, the Bank continued to open branches under both the Intermountain Community Bank and Panhandle State Bank names. In January 2003, the Bank acquired a branch office from Household Bank F.S.B. located in Ontario, Oregon, which is now operating under the Intermountain Community Bank name. In 2004, Intermountain acquired Snake River Bancorp, Inc. (“Snake River”) and its subsidiary bank, Magic Valley Bank, and the Bank now operates three branches under the Magic Valley Bank name in south central Idaho. In 2005 and 2006, the Company opened branches in Spokane Valley and downtown Spokane, Washington, respectively, and operates these branches under the name of Intermountain Community Bank of Washington. It also opened branches in Kellogg, which operates under the name of Panhandle State Bank and Fruitland, Idaho, which operates under the name of Intermountain Community Bank.
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
Current Economic Challenges and Future Outlook
     The deep economic downturn continued to present significant challenges for community and regional banks during the second quarter. Generally, unemployment rates increased rapidly, real estate valuations fell, and borrower defaults and foreclosures grew steadily higher. These conditions had a particularly harsh impact on community banks like ours that rely on lending to local businesses and consumers for the majority of revenue and profit. That said, there were some signs that the economy may be close to or has already begun improving. Second quarter results showed stabilization in many areas and even some improvement in a few key indicators, including stock prices, home sales, leading economic indicators, manufacturing surveys and consumer confidence surveys. These indicators present a glimmer of hope, but should not distract from the challenges still facing our industry. Projected continued increases in unemployment and softer business and commercial real estate markets will challenge financial institutions for the next several quarters. In this environment, balance sheet management, and in particular, strong capital and liquidity management, are critical.
     With the exception of the Boise-Nampa-Caldwell MSA, the Idaho, eastern Washington and eastern Oregon economies continue to weather the current storm better than many other parts of the country. These markets have experienced increases in unemployment rates and lower real estate valuations, but the impacts have been relatively muted in comparison to other areas. In contrast, the Boise area has been hit hard by a combination of rapidly increasing unemployment and excessive commercial and residential real estate inventory. As a result, many institutions operating in this market have recognized substantial losses.
     Over the longer-term, we continue to have a positive outlook about the region’s economic future, including the Boise area’s. The region’s relative economic diversity, low cost of living, attractive, low-cost business climate, and desirable quality of life should soften the worst impacts of the ongoing recession and lead to a faster, stronger recovery than in many other areas.
     Company performance during the second quarter reflected the challenges facing the economy and financial industry. In particular, the Company experienced the following:
•	Substantially higher credit losses and provisions for loan losses, to reflect higher default rates, declining collateral valuations, and aggressive problem loan identification, workout and liquidation efforts

•	Slowing loan demand, particularly from higher quality borrowers, as businesses and consumers continued to retrench

•	Continuing pressure on fee income, as weaker economic activity depressed revenues from a broad range of fee categories, including trust and investment services and credit card related fees

     Company management continues to respond to the market conditions by reducing balance sheet risk, improving control over controllable expenses and engaging in extensive customer communication, marketing and education efforts. The Company has been particularly successful in garnering deposit growth while simultaneously reducing funding costs in a highly competitive deposit environment.
     We anticipate that both the national and regional economy will continue to be challenging in the near future. As such, we do not anticipate a rapid return to high levels of industry or Company profitability for the next few quarters. We continue to believe, however, that long-term opportunities will arise for institutions that position themselves to capitalize on them, and we are taking such steps. In particular, we continue to hold strong regulatory capital, liquidity and loss reserve levels, we’re stepping up our deposit-gathering efforts, and we’re increasing our already strong leadership positions in the communities we serve. Through our corporate-wide initiative, Powered by Community, we are engaging in extensive leadership, community development and educational efforts designed to foster economic growth in our communities and create business development opportunities for the Bank. We also continue to focus on improving our internal business processes, with the joint goal of enhancing our customers’ experience and reducing costs. Initiatives already implemented have improved our deposit volumes and customer experience metrics while simultaneously resulting in decreased compensation costs. A number of additional initiatives are scheduled for implementation through the balance of this year.
     In this environment, the most significant perceived risks to the Company are additional credit portfolio deterioration, potential liquidity pressures and human resources risk. The ongoing recession and increasing unemployment rates will undoubtedly continue to have a negative impact on the credit portfolio during the coming year, leading to elevated customer default levels. Relative loss levels will also be high, as collateral values remain pressured. Management has responded to the credit pressures by adding to the Company’s loan loss reserve, maintaining strong capital levels, tightening underwriting and loan pricing standards, and shifting additional resources to assist in this area. The Company’s best talent is focused on managing our credit portfolio through this very challenging period.
     Liquidity risk for the Company could arise from the inability of the Bank to meet its short-term obligations, particularly deposit withdrawals by customers, reductions in repurchase agreement balances by municipal customers, and restrictions on brokered certificates of deposit or other borrowing facilities. Company management has implemented a number of actions to reduce liquidity exposure, including: (1) enhancing its liquidity monitoring system; (2) maintaining a high level of liquid cash instruments and marketable or pledgeable securities on its balance sheet; (3) enhancing its deposit-gathering efforts; (4) communicating frequently and openly with both internal staff and external customers about the financial position, management strategy and future outlook for the Bank; (5) participating in the U.S. Treasury’s Capital Purchase Program; and (6) expanding its access to other liquidity sources, including the Federal Home Loan Bank, the Federal Reserve, and additional CD brokers. These actions have strengthened the Company’s current on- and off-balance sheet liquidity considerably and positioned it well to face the ongoing economic challenges.
     Given the Company’s internal moves to reduce staffing levels and compensation expense, the risk of losing critical human resources may be higher now, although the overall job market is less competitive. In addressing this risk, management focuses on developing a culture that promotes, retains and attracts high quality individuals. While muted in the short-term, our compensation and reward systems also contribute directly to maintaining and enhancing this culture, and we encourage strong participation among all employees in establishing and implementing the Bank’s business plans.
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
     Management believes the allowance for loan losses was adequate at June 30, 2009. While management uses available information to provide for loan losses, the ultimate collectability of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions and other relevant factors. A further slowdown in economic activity could adversely affect cash flows for both commercial and individual borrowers, as a result of which the Company could experience increases in nonperforming assets, delinquencies and losses on loans.
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
     Management evaluates investment securities for other-than-temporary declines in fair value on a periodic basis. If the fair value of investment securities falls below their amortized cost and the decline is deemed to be other-than-temporary, the securities will be written down to current market value and the write down will be deducted from earnings. At March 31,2009, residential mortgage-backed securities included a security comprised of a pool of mortgages with a remaining unpaid balance of $4.2 million. Due to the lack of an orderly market for the security, its fair value was determined to be $2.5 million at March 31, 2009 based on analytical modeling taking into consideration a range of factors normally found in an orderly market. Of the $1.7 million unrealized loss on the security, based on an analysis of projected cash flows, $244,000 was charged to earnings as a credit loss and $1.5 million was recognized in other comprehensive income. Impairment losses on securities charged to earnings in the three months ended June 30, 2009 and 2008 were $0 and $0, respectively. See Notes to Consolidated Financial Statements, notes 2 and 9 for more information on the other-than-temporary impairment and the calculation of fair or carrying value for the investment securities. Charges to income could occur in future periods due to a change in management’s intent to hold the investments to maturity, a change in management’s assessment of credit risk, or a change in regulatory or accounting requirements.
     Goodwill and Other Intangible Assets. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible elements in the business acquired. Intermountain’s goodwill relates to value inherent in the banking business and the value is dependent upon Intermountain’s ability to provide quality, cost-effective services in a competitive market place. As such, goodwill value is supported ultimately by revenue that is driven by the volume of business transacted. A decline in earnings as a result of a lack of growth or the inability to deliver cost-effective services over sustained periods can lead to impairment of goodwill that could adversely impact earnings in future periods. Goodwill is not amortized, but is subjected to impairment analysis each December. In addition, generally accepted accounting principles require an impairment analysis to be conducted any time a “triggering event” occurs in relation to goodwill. Management believes that the significant market disruption in the financial sector and the declining market valuations experienced over the past year created a “triggering event.” As such, management conducted an interim evaluation of the carrying value of goodwill in June 2009. As a result of this analysis, no impairment was considered necessary as of June 30, 2009. Major assumptions used in determining impairment were increases in future income, sales multiples in determining terminal value and the discount rate applied to future cash flows. However, future events could cause management to conclude that Intermountain’s goodwill is impaired, which would result in the recording of an impairment loss. Any resulting impairment loss could have a material adverse impact on Intermountain’s financial condition and results of operations. Other intangible assets consisting of core-deposit intangibles with definite lives are amortized over the estimated life of the acquired depositor relationships. At June 30, 2009, the carrying value of the Company’s goodwill and core deposit intangible was $11.7 million and $507,000, respectively.
     Real Estate Owned. Property acquired through foreclosure of defaulted mortgage loans is carried at the lower of cost or fair value less estimated costs to sell. At the applicable foreclosure date, other real estate owned is recorded at fair value of the real estate, less the costs to sell the real estate. Subsequently, other real estate owned, is carried at the lower of cost or fair value, is periodically assessed for impairment based on fair value at the reporting date. Development and improvement costs relating to the property are capitalized to the extent they are deemed to be recoverable.
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
     Derivative Financial Instruments and Hedging Activities. In various aspects of its business, the Company uses derivative financial instruments to modify its exposure to changes in interest rates and market prices for other financial instruments. Many of these derivative financial instruments are designated as hedges for financial accounting purposes. Intermountain’s hedge accounting policy requires the assessment of hedge effectiveness, identification of similar hedged item groupings, and measurement of changes in the fair value of hedged items. If, in the future, the derivative financial instruments identified as hedges no longer qualify for hedge accounting treatment, changes in the fair value of these hedged items would be recognized in current period earnings, and the impact on the consolidated results of operations and reported earnings could be significant.
     For more information on derivative financial instruments and hedge accounting, see Note 8 to the Consolidated Financial Statements.
Results of Operations
     Overview. Intermountain recorded a net loss to common shareholders of $11.4 million, or $1.37 per diluted share for the three months ended June 30, 2009, compared with a net loss of $532,000 or $0.06 per diluted share for the first quarter of 2009 and net income of $2.3 million or $0.27 per diluted share, for the three months ended June 30, 2008. Intermountain recorded a net loss to common shareholders of $11.9 million, or $1.43 per diluted share, for the six months ended June 30, 2009, compared with net income of $3.9 million, or $0.46 per diluted share, for the six months ended June 30, 2008. The decline in earnings over both the three months and six months ended June 30, 2008 primarily reflected increased provisions for loan losses. The provision totaled $18.7 million compared to $2.1 million for the comparative three month periods and $21.5 million and $2.4 million for the comparative six month periods, as the Company added to its reserve for loan losses and adjusted real estate loan and property valuations down to reflect continuing declines in its local markets.
     The annualized return on average assets (“ROA”) was -4.02%, -0.04% and 0.88% for the three months ended June 30, 2009, March 31, 2009 and June 30, 2008, respectively, and -2.04% and 0.76% for the six months ended June 30, 2009 and 2008, respectively.  The annualized return on average equity (“ROE”) was -58.2%, -2.5% and 10.0% for the three months ended June 30, 2009, March 31, 2009 and June 30, 2008, respectively, and -29.8% and 8.7% for the six months ended June 30, 2009 and 2008, respectively.
     The Company’s 2009 second quarter and year-to-date results clearly reflect increasingly difficult economic and credit conditions, which have put pressure on both revenue and expense streams. In response to this adverse environment, management continues to focus on maintaining a strong balance sheet with high levels of liquidity, capital and loss reserves to protect its shareholders and customers. Some of its actions, including the maintenance of excess funds in relatively low-yielding cash equivalent and investment securities, the acquisition of additional capital as part of the U.S. Treasury’s Capital Purchase Program, and the funding of higher loan loss reserves will hurt earnings to common shareholders in the short-term, but provide a foundation from which we expect to recover and grow when economic conditions improve. In addition, the Company expects that it’s strong focus on low-cost deposit growth will enhance future opportunities when rates increase and higher levels of customer borrowing demand return.
     Net Interest Income. The most significant component of earnings for the Company is net interest income, which is the difference between interest income from the Company’s loan and investment portfolios, and interest expense from deposits, repurchase agreements and other borrowings. During the three months ended June 30, 2009, March 31, 2009 and June 30, 2008, net interest income was $10.2 million, $9.9 million, and $11.2 million, respectively. During the six months ended June 30, 2009 and 2008, net interest income was $20.1 million and $22.5 million, respectively. While net interest income remains lower than a year ago, trends over the last couple quarters have been positive, as asset yields have stabilized and funding costs continue to decrease.
     Average interest-earning assets increased by 6.2% to $995.5 million for the three months ended June 30, 2009, compared to $937.7 million for the three months ended June 30, 2008.  The growth was driven by increases in average investments and cash of $88.2 million or 56.6% over the three month period in 2008, offset by a decrease of $30.4 million or 3.9% in average loans. For the six months ended June 30, 2009, average interest-earning assets increased 6.4%, or $59.8 million compared to the same period in 2008. During this period, average loans decreased $20.9 million while investments and cash increased $80.8 million. Loan volumes continued to reflect paydowns and write-downs of existing loan balances, and a downturn in loan originations caused by the slowing economy, lower demand and tighter underwriting standards. The increase in investments and cash resulted from strong core deposit growth and the Company’s decision to place the additional funding in short-term investments and cash equivalents to create additional liquidity.
     Average interest-bearing liabilities increased by 5.4% or $50.2 million, including $95.1 million (13.2%) growth in average deposits and $44.9 million (22.3%) decrease in other borrowings for the three month period ended June 30, 2009 compared to June 30, 2008. For the six months ended June 30, 2009, average interest-bearing liabilities increased 5.3% or $48.7 million compared to the six months ended June 30, 2008, fueled by growth in average deposits of $76.1 million, or 10.5%. Increases in average deposits compared to both prior periods primarily reflected core deposit growth from the bank’s local markets as branch staff successfully acquired additional customer balances. Average Federal Home Loan Bank advances decreased by $8.0 million, or 17.5%, for the three months ended June 30, 2009, compared to the three months ended June 30, 2008. The decrease in average Federal Home Loan Bank advances offset increases in deposits.
     The positive impacts of increases in earning assets over the past year were more than offset by declines in the net interest margin. Net interest spread during the three months ended June 30, 2009, March 31, 2009, and June 30, 2008 equaled 4.08%, 3.98%, and 4.76%, respectively. Net interest margin was 4.11% for the three months ended June 30, 2009, an 0.08% increase from the three months ended March 31, 2009 and a 0.68% decrease from the same period last year. Net interest margins for the six months ended June 30, 2009 and June 30, 2008 were 4.07% and 4.83%, respectively. Factors impacting the comparative spread and margin results from 2008 include:
•	As market rates dropped over the last 21 months, changes in the Company’s funding rates lagged changes in yields on loans and investments;

•	The Company has shifted to a more conservative asset mix with higher relative balances of lower-yielding investments and cash equivalents; and

•	The Company has experienced higher levels of non-performing loans, which have resulted in a reduction in margin of 0.27% for the 3-month comparative period and 0.19% for the six-month comparative period.
     However, recent trends are more positive. Even with the impacts of non-accrual loans and the conservative asset mix, asset yields stabilized in the first half of 2009, while deposit and borrowing rates continued to decline, producing the 10 basis points improvement from the prior quarter.
     Given the current low level of market interest rates, the Company believes that the net interest margin will generally stabilize or increase as rates on interest earning assets remain steady or increase and rates on borrowings and deposits continue to decrease. As such, management is focusing on building a balance sheet and core customer base to sustain the current margin, and prepare for resumption of more normal economic and rate conditions in the future.
     Provision for Losses on Loans & Credit Quality. Management’s policy is to establish valuation allowances for estimated losses by charging corresponding provisions against income. This evaluation is based upon management’s assessment of various factors including, but not limited to, current and anticipated future economic trends, historical loan losses, delinquencies, underlying collateral values, as well as current and potential risks identified in the portfolio.
     The provision for losses on loans increased to $18.7 million for the three months ended June 30, 2009, compared to a provision of $2.8 million for the three months ended March 31, 2009, and $2.1 million for the three months ended June 30, 2008. Net charge offs for the three months ended June 30, 2009 totaled $11.8 million compared to $1.8 million for the three months ended March 31, 2009, and $1.2 million for the three months ended June 30, 2008. Net charge offs for the six months ended June 30, 2009 totaled $13.6 million compared to $1.3 million for the same period in 2008. Annualized net charge-offs to average net loans increased to 6.31% for the three months ended June 30, 2009 compared to 0.96% for the three months ended March 31, 2009 and increased from 0.61% for the three months ended June 30, 2008. The elevated chargeoff and provision levels in the second quarter reflect continuing challenges in the Company’s residential real estate construction and land development loan portfolio, particularly in its southwestern Idaho markets. The Company wrote-down balances on several larger troubled real estate loans to reflect rapidly declining real estate valuations, and liquidated several large loans. For the six month period ended, June 30, 2009, seven loans comprised 56.3% or $7.7 million of the net charge offs. While weak economic conditions in the broader economy are impacting the Company’s commercial and consumer portfolios, credit performance in these other portfolios has been relatively stable.
     The loan loss allowance to total loans ratio increased to 3.31% at June 30, 2009, compared to 2.35% at March 31, 2009 and 1.62% at June 30, 2008, respectively. Management believes this level of loan loss allowance is adequate for the balance and the mix of the loan portfolio at this time.
The following table summarizes loan loss allowance activity for the periods indicated.

	Six months ended June 30,
	2009	2008
	(Dollars in thousands)
Balance at January 1	$16,433	$11,761
Provision for losses on loans	21,454	2,398
Amounts written off, net of recoveries	(13,587)	(1,266)

Allowance — loans, June 30	24,300	12,893
Allowance — unfunded commitments, January 1	14	18
Adjustment	351	(10)

Allowance — unfunded commitments, June 30	365	8

Total credit allowance including unfunded commitments	$24,665	$12,901

     At June 30, 2009, Intermountain’s total internally classified loans were $91.9 million, compared with $56.0 million at March 31, 2009 and $36.2 million at June 30, 2008. Classified loans are loans for which management believes it may experience some problems in obtaining repayment under the contractual terms of the loan. However, categorizing a loan as classified does not necessarily mean that the Company will experience any or significant loss of expected principal or interest. After larger increases in prior quarters, total non-performing assets of $41.1 million reflected only a $2.7 million increase from the March 31, 2009 total of $38.4 million. Non-performing assets were $12.6 million at June 30, 2008. Non-performing loans totaled $27.5 million at June 30, 2009 versus $29.3 million and $9.7 million at March 31, 2009 and June 30, 2008, respectively. Other real estate owned (“OREO”) totaled $13.7 million at June 30, 2009 versus $9.1 million and $2.8 million at March 31, 2009 and June 30, 2008, respectively.
     Non-performing assets comprised 3.7% of total assets at June 30, 2009, and 3.5% and 1.2% at March 31, 2009 and June 30, 2008, respectively. Non-performing assets to tangible equity plus the loan loss allowance (the “Texas Ratio”) equaled 37.2% at June 30, 2009 versus 33.5% at March 31, 2009 and 13.8% at June 30, 2008. While increasing, these totals compare favorably to many northwest peer banks and are below the ratios historically experienced by troubled banks. The 30-day and over loan delinquency rates were 2.10% at June 30, 2009, versus 1.91% at March 31, 2009, and 0.29% at June 30, 2008.
     The $24.5 million balance in non-accrual loans as of June 30, 2009 consists primarily of residential land, subdivision and construction loans where repayment is primarily reliant on selling the asset. The Company has evaluated the borrowers and the collateral underlying these loans and determined the probability of recovery of the loans’ principal balance. Given the volatility in the current housing market, the Company continues to monitor these assets closely and revalue the collateral on a frequent and periodic basis. This re-evaluation may create the need for additional write-downs or additional loss reserves on these assets. The balance of non-accrual loans was $28.6 million and $9.5 million as of March 31, 2009 and June 30, 2008, respectively.

     Information with respect to non-performing loans, classified loans, troubled debt restructures and non-performing assets is as follows (dollars in thousands):

	Loan Quality
	June 30,	Dec 31,
	2009	2008
	(dollars in thousands)
Loans past due in excess of 90 days and still accruing	$2,966	$913

Non-accrual loans	24,532	26,365

Total non-performing loans	27,498	27,278
OREO	13,650	4,541

Total non-performing assets (“NPA”)	$41,148	$31,819

Classified loans	$91,986	$53,847

Troubled debt restructured loans (1)	$30,357	$13,424

(1) Loans restructured and in compliance with modified terms; excludes non-accrual loans

Non-accrual loans as a percentage of net loans receivable	3.45%	3.50%

Total non-performing loans as a % of net loans receivable	3.87%	3.62%

Total NPA as a % of loans receivable	5.79%	4.23%

Allowance for loan losses (“ALLL”) as a % of non-performing loans	88.4%	60.2%

Total NPA as a % of total assets	3.73%	2.88%

Total NPA as a % of tangible capital + ALLL (“Texas Ratio”)	37.17%	27.75%
     Residential land and construction assets continue to comprise most of the non-performing loan and other real estate owned totals, reflecting the ongoing severe weakness in the housing market. While general economic pressures are starting to impact the Company’s other loan portfolios, the effects have been relatively minor thus far. Given projected increases in unemployment and continuing economic weakness, we anticipate elevated levels of problem assets to continue for the next several quarters. In response, the Company has shifted executive management focus and added skilled and experienced collection resources to manage the portfolio, with a continued focus on identifying and resolving problem loans as quickly as possible. As troubled loans arise, management is analyzing current and projected conditions and working closely with borrowers to evaluate carefully whether to try to avoid liquidation or begin the process of liquidation Given the worsening economic forecast, some level of heightened loss activity is likely to continue, but based on its internal analysis, including stress testing of its portfolio under differing economic scenarios, management continues to believe that its current level of loan loss reserves and capital can withstand credit losses well in excess of those reasonably anticipated or experienced in prior economic downturns.
     Other Income. Total other income was $2.7 million, $3.5 million, and $5.2 million for the three months ended June 30, 2009, March 31, 2009, and June 30, 2008, respectively. Total other income was $6.2 million and $8.0 million for the six months ended June 30, 2009 and 2008, respectively. Other income for both the prior quarter and the three months ended June 30, 2008 included pre-tax gains on sale of investment securities, of $1.3 million and $2.2 million respectively. Adjusting for these gains, the comparative results were $2.7 million, $2.2 million and $3.0 million for the June 2009 quarter, the March 2009 quarter and the June 2008 quarter, respectively.
     Fees and service charges in the second quarter increased by $217,000 from the sequential quarter, as deposit account activity picked up from the very low levels experienced in the first quarter. The second quarter amount was still $456,000 lower than the quarter ended June 30, 2008, as the recession continued to take a toll on transaction and overdraft fees. Fees and service charges for the six-month period ended June 30, 2009 totaled $3.6 million versus $4.3 million for the same period last year, primarily reflecting the significant slowdown in consumer transaction activity. The Company anticipates that fee income will stabilize and increase as the economy begins to pick up. In addition, it is working on several new initiatives to boost both the number of deposit accounts and the fee income associated with those accounts.
     Loan related fee income increased by $278,000, or 72%, for the three months ended June 30, 2009 compared to one year ago and by $413,000, or 52%, for the six months ended June 30, 2009 compared to one year ago due to higher mortgage loan sale volumes. Income from bank-owned life insurance also increased over both periods, but secured credit card contract income continued to decline in 2009 as credit-wary borrowers further reduce credit card application volumes.
     Following newly issued accounting guidance, the Company recorded an other-than-temporary- impairment (“OTTI”) of $1.75 million, including a credit loss impairment of $244,000 in the first quarter of 2009. The Company did not record an OTTI for the second quarter of 2009.
     Operating Expenses. Non-interest expense for the second quarter of 2009 totaled $12.7 million, an increase of $1.9 million over the sequential quarter and an increase of $2.0 million over second quarter 2008. Non-interest expense for the six months ended June 30, 2009 totaled $23.4 million, an increase of $1.5 million, or 7.1% over the same period one year ago. The increases in non-interest expense reflect higher FDIC insurance premium expense and writedowns on the Company’s other real estate owned (“OREO”) portfolio.
     Salaries and employee benefits expense increased $123,000, or 2.2% compared to the same period one year ago, a comparison which is impacted by the reversal of $640,000 in executive compensation expense in second quarter 2008 related to the termination of an executive bonus plan. For the first six months of 2009, compensation and benefits expense decreased $1.1 million, or 9.0% below the comparable period in 2008, even with the 2008 adjustment noted above. Salary and compensation expense for the second quarter would have been $517,000, or 8% lower than second quarter 2008, and $1.8 million, or 13% lower for the six-month comparative period if the $640,000 salary reversal had not taken place in the second quarter of 2008. Efforts to control compensation expense continue in 2009, as the Company has suspended salary increases for executives and officers, maintained a hiring freeze and reduced other compensation plans. At June 30, 2009, full-time-equivalent employees totaled 407, compared with 445 at June 30, 2008.
     Occupancy expenses were $1.8 million for the three months ended June 30, 2009, an 8.1% decrease compared to March 31, 2009 and a 6.8% decrease compared to June 30, 2008. The decrease over prior quarters reflects reduced hardware, software, and equipment purchasing activity, as previous infrastructure investments made have enhanced efficiency and reduced the need for additional purchasing activity. Occupancy expenses were $3.8 million for the six months ended June 30, 2009, a 5.2% increase compared to June 30, 2008. The six-month increase reflects additional building expense from the Sandpoint Center in the first quarter of this year over last year, as minimal expense was recorded in the first quarter of 2008 before the Company opened the center. The Company expects occupancy expenses to continue declining in 2009, as it has postponed building expansion plans, limited new hardware and software purchases, and begun leasing out excess space in its Company headquarters building.
     Other expenses increased $2.5 million for the six month period over the same period last year. The increase primarily consists of $1.2 million in additional FDIC insurance expense and $1.2 million additional expense related to the Company’s Other Real Estate Owned (“OREO”). Of the $1.2 million of increased FDIC insurance, $475,000 represents the accrual of the FDIC’s special assessment to be paid on September 30, 2009.  The OREO increase is a combination of carrying expenses and additional property write-downs to reflect updated valuations. Other expenses increased $2.1 million for the three month period over the same period last year. The increases reflect a $1.1 million increase in FDIC insurance expense from the same period one year ago, and $1.1 million in additional OREO write-downs and expense for the three months ended June 30, 2009 compared to last year.
     Credit-related and FDIC expense increases have offset the significant efforts the Company has made to reduce expenses in other areas. These expenses, including marketing costs, fees and service charges, printing, postage and supply expense, legal and accounting expense, and other non-credit, non-FDIC related expenses, which have decreased by $385,000 or 35.3% over the second quarter last year and $153,000, or 7.22%, or the six-month period ended June 30, 2008.
     The Company’s efficiency ratio was 98.1% for the three months ended June 30, 2009, compared to 80.3% for the three months ended March 31, 2009 and 64.8% for the three months ended June 30, 2008. The Company has been executing strategies to reduce controllable expenses to improve efficiency. However, flat asset growth, decreases in the net interest margin and fee income, and substantially higher credit-related expenses and FDIC insurance premiums have hampered efficiency gains. Company management will continue to refine business processes and control staffing and other costs to improve efficiency. The Company’s efficiency ratio increased to 89.0% for the six months ended June 30, 2009 compared to 71.8% in the corresponding period in 2008.
     Increases in FDIC insurance premiums and near-term credit-related expenses will likely continue to negatively impact the Company’s expenses. However, the impacts of the business process improvement efforts are taking hold in other areas, including salary, benefits, printing, supply and travel expenses. Management anticipates that as it completes the action plans developed under these initiatives over the next several months and economic factors stabilize and begin to improve, its efficiency and expense ratios will improve in future periods.
     Income Tax Provision. Intermountain recorded federal and state income tax benefits of $7.4 million and $9,000 for the three months ended June 30, 2009 and March 31, 2009, respectively and a tax provision of $1.4 million for the three months ended June 30, 2008. Intermountain recorded federal and state income tax benefit of $7.4 million for the six months ended June 30, 2009 and a tax provision of $2.3 million for the six months ended June 30, 2008. The effective tax rates used to calculate the tax benefit were (40.3%) and (7.1%) for the quarters ending June 30, 2009, and March 31, 2009, respectively, and the tax rate used to calculate the tax provision was 37.5% for the quarter ending June 30, 2008. The effective tax rate used to calculate the tax benefit was (40.1%) for the six months ended June 30, 2009, compared to a 36.9% effective tax rate used to calculate the provision for the six months ended June 30, 2008. The substantial change in the tax benefit and effective tax rate over the first quarter reflects the much larger pre-tax loss experienced in the second quarter.
Financial Position
     Assets. At June 30, 2009, Intermountain’s assets were $1.10 billion, down $1.7 million from $1.11 billion at December 31, 2008. During this period, increases in investments available-for-sale were offset by decreases in cash and cash equivalents and loans receivable. Given the challenging economic climate, the Company continues to manage its balance sheet cautiously, limiting asset growth and shifting the mix from loans to more conservative and liquid investments.
     Investments. Intermountain’s investment portfolio at June 30, 2009 was $203.9 million, an increase of $36.3 million from the December 31, 2008 balance of $167.5 million. The increase was primarily due to the net purchase of agency-guaranteed mortgage backed securities (“MBS”). Funds for this increase were provided by a decrease in federal funds balances as the Company moved lower yielding federal funds balances to higher yielding short-term available-for-sale investments. During the six months ended June 30, 2009, the Company sold $26.0 million in investment securities resulting in a $1.3 million pre-tax gain, while simultaneously positioning the portfolio to perform better in unchanged or rising rate environments. As of June 30, 2009, the balance of the unrealized loss on investment securities, net of federal income taxes, was $4.6 million, compared to an unrealized loss at December 31, 2008 of $4.9 million. Illiquid markets for some of the Company’s securities, and increasing long-term interest rates produced the unrealized loss for both periods.
     During the first quarter of 2009, the Company recorded an other-than-temporary impairment (“OTTI”) of $1,751,000 on one non-agency guaranteed mortgage-backed security. Of the total $1,751,000 OTTI, $244,000 was related to potential credit losses, and under newly issued accounting guidance, was charged against earnings. The remaining $1,507,000 reflects non-credit value impairment and was charged against the Company’s other comprehensive income and reported capital on the balance sheet. At this time, the Company anticipates holding the security until its value is recovered or until maturity, and will continue to adjust its other comprehensive income and capital position to reflect the security’s current market value. The Company calculated the credit loss charge against earnings by subtracting the estimated present value of future cash flows on the security from its amortized cost. The Company updated its analysis of this security in June, and based on the results, did not record an additional OTTI or credit loss impairment for the three months ended June 30, 2009. See Notes 2 and 9 of the Consolidated Financial Statements for additional information.
     Loans Receivable. At June 30, 2009 net loans receivable totaled $710.3 million, down $42.3 million or 5.6% from $752.6 million at December 31, 2008. During the six months ended June 30, 2009, total loan originations were $210.2 million compared to $304.5 million for the prior year’s comparable period. The decline in originations from the prior year reflects slowing economic conditions, decreased borrowing demand and tighter underwriting standards. The Company’s loan production efforts intensified in the second quarter, resulting in a 25% increase in loan originations over the first quarter of 2009. In particular origination of residential mortgage loans in the second quarter increased by $10.3 million or 26.6% from the first quarter 2009, and $17.2 million or 81.0% from second quarter of 2008. As part of its Powered By Community initiative, the Company continues to market several new residential and commercial lending programs to ensure the credit needs of its communities are met.
     The following table sets forth the composition of Intermountain’s loan portfolio at the dates indicated. Loan balances exclude deferred loan origination costs and fees and allowances for loan losses.

	June 30, 2009		December 31, 2008
	Amount	%	Amount	%
	(Dollars in thousands)
Commercial	$227,857	31.02	$227,521	29.58
Commercial real estate	383,235	52.17	409,461	53.23
Residential real estate	95,617	13.02	103,937	13.51
Consumer	22,290	3.03	23,245	3.02
Municipal	5,588	0.76	5,109	0.66

Total loans receivable	734,587	100.00	769,273	100.00

Net deferred origination fees	24		(225)
Allowance for losses on loans	(24,300)		(16,433)

Loans receivable, net	$710,311		$752,615

Weighted average yield at end of period	6.05%		6.38%
     The Company’s commercial real estate portfolio comprises 52.2% of the overall portfolio and consists of loans made to builders and developers, as well as commercial construction and term real estate loans. The Company continues to reduce its exposure to residential land, construction and subdivision loans by actively managing existing loans in the portfolio and substantially curtailing new loan production. As noted before, loans in this portfolio represent most of the Company’s problem loan portfolio. Builders and developers in the Company’s southwestern Idaho markets have been particularly hard hit, as oversupply and weak economic factors have led to rapidly decreasing valuations. In contrast, land and construction loans in north Idaho and Spokane have fared much better during the current downturn.
     The commercial property portfolio consists of a mix of owner and non-owner occupied properties, with relatively few true non-owner-occupied investment properties. The Company has lower concentrations in this segment than many of its peers, and has underwritten these properties cautiously. While tough economic conditions are increasing the risk in this portfolio, it continues to perform well with low delinquency and loss rates.
     The commercial portfolio is comprised of a mix of small business and agricultural loans that have held up well during this economic downturn. Most agricultural markets continue to perform well, and the Company has very limited exposure to the severely impacted dairy market. The Company’s small business portfolio is spread across the markets it serves, which has provided diversification benefits as many of its markets have performed better economically than the national market.
     The residential and consumer portfolios consist primarily of first and second mortgage loans, unsecured loans to individuals, and auto, boat and RV loans. These loans have generally been underwritten with relatively conservative loan to values and continue to perform well, especially given the economic challenges.
     Management believes that rising unemployment and declining real estate values will continue to challenge all of the Company’s loan segments in the short-term, leading to higher credit losses and costs than would be experienced in normal economic times. However, management believes that the Company’s current portfolio composition and credit management, along with its strong capital and liquidity position, will enable the Company to successfully navigate through the current challenges.
          The following table sets forth Intermountain’s loan originations for the periods indicated.

	Three months ended			Six months ended
	June 30,			June 30,
	2009	2008	% Change	2009	2008	% Change
	(Dollars in thousands)
Commercial	$39,682	$66,746	(40.5)	$86,657	$124,645	(30.5)
Commercial real estate	35,742	73,680	(51.5)	51,065	133,439	(61.7)
Residential real estate	38,540	21,294	81.0	66,827	39,666	68.5
Consumer	2,461	3,144	(21.7)	4,917	6,248	(21.3)
Municipal	218	160	36.3	696	475	46.5

Total loans originated	$116,643	$165,024	(29.3)	$210,162	$304,473	(31.0)

     Second quarter 2009 origination results reflect declining demand in all categories except residential real estate and municipal loans. Spurred by record low rates, residential real estate activity increased significantly and is projected to remain strong in the third quarter. Despite the Company’s efforts to spur loan activity, tough economic conditions are likely to depress borrowing demand in other segments for the next few quarters, until consumers and businesses feel more positive about future economic conditions.
     Total commercial real estate loans, including construction, land acquisition and development loans comprised 339.7% of estimated Tier 1 capital at June 30, 2009, as compared to 311.6% at March 31, 2009 and 389.7% at June 30, 2008. Construction, acquisition and development loans comprised 190.5% of estimated Tier 1 capital versus 187.8% at March 31, 2009 and 253.2% at June 30, 2008, respectively. For these loan ratios, commercial real estate balances are calculated using guidelines issued as part of more general guidance on real estate concentrations by the federal banking regulators in 2007. As reflected above, the Company is working to reduce its concentration of construction, acquisition and development loans, with further decreases expected in upcoming periods as existing loans continue to mature. While actual loan balances in these categories declined in the June quarter, the ratios above reflect an increase from the March quarter because of a reduction in the Company’s Tier 1 capital. The Company’s commercial real estate and construction, acquisition and development portfolios are dispersed throughout its market area, with heavier concentrations in north Idaho, Canyon County and the Magic Valley.
     Office Properties and Equipment. Office properties and equipment decreased 3.2% to $42.9 million from $44.3 million at December 31, 2008 due primarily to depreciation recorded for the six months ended June 30, 2009. Reflecting efficiencies gained from prior infrastructure investments, the Company has been able to reduce its hardware, software and equipment purchases.
     Other Real Estate Owned. Other real estate owned increased to $13.7 million at June 30, 2009 from $4.5 million at December 31, 2008. The increase was primarily due to increases in home, land and lot foreclosures resulting from current economic conditions.

     BOLI and All Other Assets. Bank-owned life insurance (“BOLI”) and other assets increased to $36.0 million at June 30, 2009 from $28.6 million at December 31, 2008. The increase was primarily due to increases in the net deferred tax asset, related to both increased temporary tax differences and an anticipated tax-loss carryforward resulting from the Company’s second quarter loss. Intangible assets decreased slightly as a result of continuing amortization of the core deposit intangible. As discussed above in the Critical Accounting Policies section, the Company again evaluated its goodwill asset in the second quarter and determined that no impairment existed at June 30, 2009.
     Deposits. Total deposits increased $37.1 million to $827.5 million at June 30, 2009 from $790.4 million at December 31, 2008, despite slowing economic conditions and competitive market conditions. The Company continues to focus on core deposit growth as a critical priority in building for the future. Management has shifted resources and implemented compensation plans, promotional strategies and new products to spur local deposit growth.
     The following table sets forth the composition of Intermountain’s deposits at the dates indicated.

	June 30, 2009		December 31, 2008
	Amount	%	Amount	%
	(Dollars in thousands)
Demand	$155,446	18.8	$154,265	19.5
NOW and money market 0.0% to 5.25%	335,606	40.5	321,556	40.7
Savings and IRA 0.0% to 5.75%	80,782	9.8	78,671	10.0
Certificate of deposit accounts	255,712	30.9	235,920	29.8

Total deposits	$827,546	100.0	$790,412	100.0

Weighted average interest rate on certificates of deposit		2.83%		3.22%
     Brokered Certificates of Deposits (“CDs”) totaled $62.2 million or 7.5% of total deposits at June 30, 2009 compared to $58.0 million, or 7.3% at December 31, 2008. The Company’s low reliance on brokered CDs, strong local, core funding base, and high percentage of checking, money market and savings balances provide lower-cost, more reliable funding to the Company than most of its peers and add to the liquidity strength of the Bank. Growing the local funding base at a reasonable cost remains a critical priority for the Company’s management and production staff.
     The Company recently received written notification that the Company for which it holds and services deposit accounts securing credit cards issued by that company is terminating the contract, effective November 7, 2009.  While the transition timing is uncertain, management anticipates that termination of this contract will reduce Intermountain’s deposit totals by approximately $30 million and pre-tax earnings by approximately $400,000.  Activity under this contract has been decreasing for the last several years, and management believes that it will be able to replace the deposits and at least part of the revenue from other sources.
     Borrowings. Deposit accounts are Intermountain’s primary source of funds. Intermountain also relies upon advances from the Federal Home Loan Bank of Seattle, repurchase agreements and other borrowings to supplement its funding, reduce its overall cost of funds, and to meet deposit withdrawal requirements. These borrowings totaled $169.9 million and $195.6 million at June 30, 2009 and December 31, 2008, respectively. The decrease resulted from reductions in advances and repurchase agreements, as deposit growth replaced the need for these funds. See “Liquidity and Sources of Funds” for additional information.
Interest Rate Risk
     The results of operations for financial institutions may be materially and adversely affected by changes in prevailing economic conditions, including rapid changes in interest rates, declines in real estate market values and the monetary and fiscal policies of the federal government. Like all financial institutions, Intermountain’s net interest income and its NPV (the net present value of financial assets, liabilities and off-balance sheet contracts), are subject to fluctuations in interest rates. Intermountain utilizes various tools to assess and manage interest rate risk, including an internal income simulation model that seeks to estimate the impact of various rate changes on the net interest income and net income of the bank. This model is validated by comparing results against various third-party estimations. Currently, the model and third-party estimates indicate that Intermountain is slightly asset-sensitive. An asset-sensitive bank generally sees improved net interest income and net income in a rising rate environment, as its assets reprice more rapidly and/or to a greater degree than its liabilities. The opposite is true in a falling interest rate environment. When market rates fall, an asset-sensitive bank tends to see declining income. Net interest income results for the past year reflect this, as short-term market rates fell over the past 24 months, resulting in lower net interest income and net income levels, particularly in relation to the level of interest-earning assets.
     To minimize the long-term impact of fluctuating interest rates on net interest income, Intermountain promotes a loan pricing policy of utilizing variable interest rate structures that associates loan rates to Intermountain’s internal cost of funds and to the nationally recognized prime or London Interbank Offered (“LIBOR”) lending rates. While this strategy has had adverse impacts in the current unusual rate environment, the approach historically has contributed to a relatively consistent interest rate spread over the long-term and reduces pressure from borrowers to renegotiate loan terms during periods of falling interest rates. Intermountain currently maintains over fifty percent of its loan portfolio in variable interest rate assets.
     Additionally, the extent to which borrowers prepay loans is affected by prevailing interest rates. When interest rates increase, borrowers are less likely to prepay loans. When interest rates decrease, borrowers are generally more likely to prepay loans. However, in the current tight credit markets, prepayment speeds, with the exception of first mortgage loans, are relatively slow even given the significant drop in market interest rates. Prepayments may affect the levels of loans retained in an institution’s portfolio, as well as its net interest income. Intermountain maintains an asset and liability management program intended to manage net interest income through interest rate cycles and to protect its income by controlling its exposure to changing interest rates.
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
     As discussed above, Intermountain uses a simulation model designed to measure the sensitivity of net interest income and net income to changes in interest rates. This simulation model is designed to enable Intermountain to generate a forecast of net interest income and net income given various interest rate forecasts and alternative strategies. The model is also designed to measure the anticipated impact that prepayment risk, basis risk, customer maturity preferences, volumes of new business and changes in the relationship between long-term and short-term interest rates have on the performance of Intermountain. Because of highly unusual current market rate conditions, the results of modeling indicate potential increases in net interest income in both a 100 and 300 basis point upward adjustment in interest rates that are higher than the guidelines established by management. In addition, potential increases in net income in a 100 and 300 basis point upward adjustment in interest rates and a 100 basis point downward adjustment in interest rates are higher than guidelines. Because the results indicate improvements in net interest income and net income in these scenarios, and management believes there is a greater likelihood of flat or higher market rates in the future than lower rates, it perceives its current level of interest rate risk as moderate. The scenario analysis for net income has been impacted by the unusual current year operating results of the Company, which increases the impact of both downward and upward adjustments.
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
     Intermountain also uses gap analysis, a traditional analytical tool designed to measure the difference between the amount of interest-earning assets and the amount of interest-bearing liabilities expected to reprice in a given period. Intermountain calculated its one-year cumulative repricing gap position to be negative 28% at June 30, 2009 and negative 23% at December 31, 2008, respectively. Management attempts to maintain Intermountain’s gap position between positive 20% and negative 35%. At June 30, 2009 Intermountain’s gap position was within the recommended guidelines.
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
     Deposits increased to $827.5 million at June 30, 2009 from $790.4 million at December 31, 2008, primarily due to increases in certificates of deposit (“CDs”) and NOW and money market accounts. This increase, along with decreases in loan balances, offset a reduction in repurchase agreement balances outstanding. At June 30, 2009 and December 31, 2008, securities sold subject to repurchase agreements were $94.4 million and $109.0 million, respectively. The drop reflected reductions in municipal customer balances related to economic factors, along with movement of funds by customers to higher-yielding sources, both inside and outside the Bank. These borrowings are required to be collateralized by investments with a market value exceeding the face value of the borrowings. Under certain circumstances, Intermountain could be required to pledge additional securities or reduce the borrowings.
     During the six months ended June 30, 2009, cash provided by investing activities consisted primarily of the decrease in Fed Funds Sold, the sale of mortgage loans and principal payments and proceeds from the sales and maturities of available-for-sale investment securities offset by the purchase of additional available-for-sale investment securities. During the same period, cash provided by increases in demand, money market, savings accounts and certificates of deposits offset the decrease in repurchase agreements.
     Intermountain’s credit line with FHLB Seattle provides for borrowings up to a percentage of its total assets subject to general collateralization requirements. At June 30, 2009, the Company’s FHLB Seattle credit line represented a total borrowing capacity of approximately $113.9 million, of which $36.0 million was being utilized. Additional collateralized funding availability at the Federal Reserve totaled $45.4 million. Both of these collateral secured lines could be expanded more with the placement of additional collateral. Overnight-unsecured borrowing lines have been established at US Bank and Pacific Coast Bankers Bank (“PCBB”). At June 30, 2009, the Company had approximately $35.0 million of overnight funding available from its unsecured correspondent banking sources. In addition, up to $1.0 million in funding is available on a semiannual basis from the State of Idaho in the form of negotiated certificates of deposit. Correspondent banks and other financial entities provided total additional borrowing capacity of $158.3 million at June 30, 2009. As of June 30, 2009 there were no unsecured funds borrowed.
     In May 2009, the Company negotiated new loan facilities with Pacific Coast Bankers Bank to refinance the existing holding company credit line used to construct the Sandpoint Center into three longer-term, amortizing loans.  The loans are as follows: $9.0 million with a fixed rate of 7% secured by the Sandpoint Center and Panhandle State Bank stock, $11.0 million with a variable rate of 2.35% over the rate on the $11.0 million 12-month certificate of deposit used to secure this loan (the loan rate for the first year is 4.35%), and $3.0 million with a rate of 10% secured by the Sandpoint Center and Panhandle State Bank stock. The amortization on all three loans is 25 years and the maturity is May 2012. The Company anticipates repaying these loans before maturity through the sale of the building, and is currently in negotiations with a potential buyer.  The $11.0 million purchase of the certificate of deposit was funded by a dividend from the Bank to the holding company, and upon pay off of the loan secured by this account, the funds will be available again for bank or holding company purposes.  Restrictive loan covenants that apply to all three loans include maintaining minimum levels of total risk-based capital, restrictions on incurring additional debt over $2.0 million at the holding company level without Pacific Coast Bankers Bank’s consent, and requirements to provide financial and loan portfolio information on a periodic basis.  In addition, there are debt service and asset quality requirements that only apply to the $3.0 million credit facility. During the second quarter of 2009, the Company failed to maintain a Debt Service Coverage ratio of 1.5 to 1.00 due to the net loss recorded. This Debt Service Coverage requirement was applicable to the $3.0 million loan, and as a result of the failure to meet this requirement, the interest rate on this loan converts from 10% to 15%, effective July 1, 2009. The loan will remain at the default interest rate until the Company is in compliance with the debt service coverage ratio portion of the Debt Service Covenant, the earliest being October 1, 2009. Pacific Coast Bankers Bank has approved a waiver of the violation of the covenant at the June 30, 2009 measurement date. Under the terms of the waiver agreement, the Company will also establish a reserve account at Pacific Coast Bankers Bank in the amount of $330,900 from which payments on the $3.0 million note will be drawn.
     Intermountain maintains an active liquidity monitoring and management plan, and has worked aggressively over the past year to expand its sources of alternative liquidity. Given continuing volatile economic conditions, the Company has taken additional protective measures to enhance liquidity, including intensive customer education and communication efforts, movement of funds into highly liquid assets and increased emphasis on deposit-gathering efforts. Because of its relatively low reliance on non-core funding sources and the additional efforts undertaken to improve liquidity discussed above, management believes that the Company’s current liquidity risk is moderate and manageable.
     Management continues to monitor its liquidity position carefully, and has established contingency plans for potential liquidity shortfalls. Longer term, the Company intends to fund asset growth primarily with core deposit growth, and it has initiated a number of organizational changes and programs to spur this growth.
Capital Resources
     Intermountain’s total stockholders’ equity was $98.6 million at June 30, 2009, compared with $110.5 million at December 31, 2008. The decrease in total stockholders’ equity was primarily due to the net loss for the six months ended June 30, 2009, preferred stock dividends, and a small increase in the unrealized loss on the investment portfolio. Stockholders’ equity was 8.9% of total assets at June 30, 2009 and 10.0% at December 31, 2008. Tangible common equity as a percentage of tangible assets was 5.6% for June 30, 2009 and 6.7% for December 31, 2008.
     At June 30, 2009, Intermountain had unrealized losses of $4.6 million, net of related income taxes, on investments classified as available-for-sale and $666,000 unrealized loss on cash flow hedges, as compared to unrealized losses of $4.9 million, net of related income taxes, on investments classified as available-for-sale and $985,000 unrealized losses on cash flow hedges at December 31, 2008. The sale of $26.0 million in investment securities at a pre-tax recognized gain of $1.3 million in the first quarter of 2009 and illiquid markets for some of the Company’s securities decreased the market value of the securities, resulting in an unrealized loss at June 30, 2009. Fluctuations in prevailing interest rates and turmoil in global debt markets continue to cause volatility in this component of accumulated comprehensive loss in stockholders’ equity and may continue to do so in future periods.

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
     Intermountain and Panhandle are required by applicable regulations to maintain certain minimum capital levels and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier I capital to average assets. Intermountain and Panhandle plan to maintain their capital resources and regulatory capital ratios through the retention of earnings and the management of the level and mix of assets, although there can be no assurance in this regard. At June 30, 2009, Intermountain exceeded both its internal guidelines and all such regulatory capital requirements and was “well-capitalized” pursuant to FFIEC regulations. Given current economic conditions, the Company’s internal standards call for minimum capital levels higher than those required by regulators to be considered “well capitalized.”
     The following tables set forth the amounts and ratios regarding actual and minimum core Tier 1 risk-based and total risk-based capital requirements, together with the amounts and ratios required in order to meet the definition of a “well-capitalized” institution as reported on the quarterly FFIEC call report at June 30, 2009 (dollars in thousands).

					Well-Capitalized
	Actual		Capital Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets):
The Company	$117,953	13.74%	$68,691	8%	$85,864	10%
Panhandle State Bank	106,421	12.42%	68,522	8%	85,653	10%
Tier I capital (to risk-weighted assets):
The Company	107,048	12.47%	34,345	4%	51,518	6%
Panhandle State Bank	95,589	11.16%	34,261	4%	51,392	6%
Tier I capital (to average assets):
The Company	107,048	9.88%	43,351	4%	54,188	5%
Panhandle State Bank	95,589	9.13%	41,893	4%	52,366	5%
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

  Tabular Disclosure of Contractual Obligations
     The following table represents the Company’s on-and-off balance sheet aggregate contractual obligations to make future payments as of June 30, 2009.

	Payments Due by Period
		Less than	1 to	Over 3 to	More than
	Total	1 Year	3 Years	5 Years	5 Years
	(Dollars in thousands)
Long-term debt(1)	$99,705	$2,548	$67,004	$1,287	$28,866
Short-term debt	90,572	90,572	—	—	—
Capital lease obligations	—	—	—	—	—
Operating lease obligations(2)	13,472	915	1,460	1,220	9,877
Purchase obligations(3)	426	426	—	—	—
Other long-term obligations	—	—	—	—	—

Total	$204,175	$94,461	$68,464	$2,507	$38,743

(1)	Includes interest payments related to long-term debt agreements.

(2)	Excludes recurring accounts payable, accrued expenses and other liabilities, repurchase agreements and customer deposits, all of which are recorded on the registrant’s balance sheet. See Notes 3 and 4 of Notes to Consolidated Financial Statements.

(3)	Consists of construction contract to complete a portion of the Sandpoint Center for new tenant improvements.
New Accounting Pronouncements
Fair Value Measurements and Impairments of Securities. On April 9, 2009, the FASB issued three FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, Fair Value Measurements. FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.
FSP FAS 157-4 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.
FSP FAS 107-1 and APB 28-1 relate to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value.
FSP FAS 115-2 and FAS 124-2 on other-than-temporary impairments are intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. The FSP also requires increased and timelier disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses.
The FSPs are effective for interim and annual periods ending after June 15, 2009, but entities may early adopt the FSPs for the interim and annual periods ending after March 15, 2009.  The Company did early adopt the FSPs effective January 1, 2009 and it resulted in a portion of other-than-temporary impairment being recorded in other comprehensive income instead of earnings in the amount of $1.5 million for the three months ended March 31, 2009.
On January 12, 2009, FASB issued FSP Emerging Issues Task Force (EITF) 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20(“FSP EITF 99-20-1”). FSP EITF 99-20-1 addresses certain practice issues in EITF No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, by making its other-than-temporary impairment assessment guidance consistent with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. FSP EITF 99-20-1 removes the reference to the consideration of a market participant’s estimates of cash flows in EITF 99-20, and instead requires an assessment of whether it is probable, based on current information and events, that the holder of the security will be unable to collect all amounts due according to the contractual terms.  If it is probable that there has been an adverse change in estimated cash flows, an other-than-temporary impairment is deemed to exist, and a corresponding loss shall be recognized in earnings equal to the entire difference between the investment’s carrying value and its fair value at the balance sheet date of the reporting period for which the assessment is made.  This FSP is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. FSP EITF 99-20-1 was further modified in April, 2009 by the issuance of FSP FAS 115-2/124-2 and EITF 99-20-2 discussed above. See the discussion above for the cumulative impact on the Company’s consolidated financial statements.
On October 10, 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. The FSP clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP is effective immediately, and includes prior period financial statements that have not yet been issued, and therefore the Company is subject to the provision of the FSP effective June 30, 2009. See Notes to Consolidated Financial Statements, notes 2 and 9 for further discussion of the impact of SFAS No. 157 and the additional guidance issued.
In December 2007, FASB issued SFAS No. 141 (revised), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The adoption of the SFAS No. 141(R) for reporting as of June 30, 2009, had no affect on the Company’s financial statements.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”).  SFAS 160 establishes accounting and reporting standards that require that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. SFAS 160 also requires that any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value when a subsidiary is deconsolidated. SFAS 160 also sets forth the disclosure requirements to identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS 160 must be applied prospectively as of the beginning of the fiscal year in which SFAS 160 is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements are applied retrospectively for all periods presented.  The Company does not have a noncontrolling interest in one or more subsidiaries. The adoption of the SFAS No. 160 for reporting as of June 30, 2009, did not have a material impact on the Company’s consolidated financial statements.
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
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities. Prior to the issuance of SFAS No. 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (SAS) No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SAS 69 has been criticized because it is directed to the auditor rather than the entity. SFAS No. 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The initial application of SFAS No. 162 will not have an impact on the Company’s financial statements.
In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. SFAS 165 sets forth (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This pronouncement was effective for the period ended June 30, 2009 and did not have a significant impact on the Company’s financial statements, although it did affect the Company’s disclosures.
In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets — an Amendment of FASB Statement No. 140 (“SFAS 166”). SFAS 166 was issued to improve the information a reporting entity provides in its financial statements about a transfer of financial assets, including the effect of a transfer on an entity’s financial position, financial performance and cash flows and the transferor’s continuing involvement in the transferred assets. SFAS 166 eliminates the concept of a qualifying special-purpose entity and changes the guidance for evaluation for consolidation. This pronouncement is effective January 1, 2010 and is not expected to have a significant impact on the Company’s financial statements.
In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 was issued to amend previous guidance to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (i) the obligation to absorb losses of the entity or (ii) the right to receive benefits from the entity. The pronouncement is effective January 1, 2010 and is not expected to have a significant impact on the Company’s financial statements.
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Principles, a Replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 was issued and established the FASB Accounting Standards Codification (“Codification”) as the source of authoritative U. S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities. Rules and interpretative releases of the SEC under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All non-grandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. The pronouncement and the Codification will be effective in the period ending September 30, 2009 and is not expected to have a significant impact on the Company’s financial statements.
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
•	inflation and interest rate levels, and market and monetary fluctuations;

•	the risks associated with lending and potential adverse changes in credit quality;

•	changes in market interest rates and spreads, which could adversely affect our net interest income and profitability;

•	increased delinquency rates;

•	trade, monetary and fiscal policies and laws, including interest rate and income tax policies of the federal government;

•	applicable laws and regulations and legislative or regulatory changes;

•	the timely development and acceptance of new products and services of Intermountain;

•	the willingness of customers to substitute competitors’ products and services for Intermountain’s products and services;

•	Intermountain’s success in gaining regulatory approvals, when required;

•	technological and management changes;

•	changes in estimates and assumptions used in financial accounting;

•	growth and acquisition strategies;

•	the Company’s critical accounting policies and the implementation of such policies;

•	lower-than-expected revenue or cost savings or other issues in connection with mergers and acquisitions;

•	changes in consumer spending, saving and borrowing habits;

•	the strength of the United States economy in general and the strength of the local economies in which Intermountain conducts its operations;

•	declines in real estate values supporting loan collateral; and

•	Intermountain’s success at managing the risks involved in the foregoing.
     Additional factors that could cause actual results to differ materially from those expressed in the forward-looking statements are discussed in Risk Factors in Part II, Item 1A.
Item 3 — Quantitative and Qualitative Disclosures About Market Risk
The information set forth under the caption Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, is hereby incorporated herein by reference.
Item 4 — Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures: An evaluation of Intermountain’s disclosure controls and procedures (as required by section 13a — 15(b) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of Intermountain’s management, including the Chief Executive Officer and the Chief Financial Officer. Our Chief Executive Officer and Chief Financial Officer concluded that based on that evaluation, our disclosure controls and procedures as currently in effect are effective, as of June 30, 2009, in ensuring that the information required to be disclosed by us in the reports we file or submit under the Act is (i) accumulated and communicated to Intermountain’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
(b) Changes in Internal Control over Financial Reporting: In the three months ended June 30, 2009, there were no changes in Intermountain’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, Intermountain’s internal control over financial reporting.

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
Item 1A Risk Factors
We cannot accurately predict the effect of the national economic recession on our future results of operations or market price of our stock.
     The national economy and the financial services sector in particular are currently facing challenges of a scope unprecedented in recent history. We cannot accurately predict the severity or duration of the current economic recession, which has adversely impacted the markets we serve. Any further deterioration in the economies of the nation as a whole or in our local markets would have an adverse effect, which could be material, on our business, financial condition, results of operations and prospects, and could also cause the market price of our stock to decline. While it is impossible to predict how long these recessionary conditions may exist, the economic downturn could continue to present risks for some time for the industry and our company.
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
     The Company has a high loan concentration in the real estate market and a further downturn in the local economies or real estate markets could negatively impact our banking business. Because we primarily serve individuals and businesses located in northern, southwestern and southcentral Idaho, eastern Washington and southeastern Oregon, a significant portion of our total loan portfolio is originated in these areas or secured by real estate or other assets located in these areas. As a result of this geographic concentration, the ability of customers to repay their loans, and consequently our results, are impacted by the economic and business conditions in our market areas. Any adverse economic or business developments or natural disasters in these areas could cause uninsured damage and other loss of value to real estate that secures our loans or could negatively affect the ability of borrowers to make payments of principal and interest on the underlying loans. In the event of such adverse development or natural disaster, our results of operations or financial condition could be adversely affected, perhaps materially. Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and we would more likely suffer losses on defaulted loans.
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
Our loan portfolio mix, which has a concentration of loans secured by real estate, could result in increased credit risk in an economic recession.
     Our loan portfolio is concentrated in commercial real estate loans and commercial business loans. These types of loans, as well as real estate construction loans and land development loans, acquisition and development loans related to the for sale housing industry, generally are viewed as having more risk of default than residential real estate loans or certain other types of loans or investments. In fact, the FDIC has issued pronouncements alerting banks of its concern about heavy concentrations of commercial real estate loans. These types of loans also typically are larger than residential real estate loans and other commercial loans. Because our loan portfolio contains a significant number of construction, commercial business and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in our non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the provision for loan losses, or an increase in loan charge-offs, which could have an adverse impact on our results of operations and financial condition.
The allowance for loan losses may be inadequate.
     Our loan customers may not repay their loans according to the terms of the loans, and the collateral securing the payment of these loans may be insufficient to pay any remaining loan balance. We therefore may experience significant loan losses, which could have a material adverse effect on our operating results.
     We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. We rely on our loan quality reviews, our experience and our evaluation of economic conditions, among other factors, in determining the amount of the allowance for loan losses. If our assumptions prove to be incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance. Increases in this allowance result in an expense for the period. If, as a result of general economic conditions or a decrease in asset quality, management determines that additional increases in the allowance for loan losses are necessary, we may incur additional expenses. Additionally, banking regulators, as an integral part of their supervisory function, periodically review our allowance for loan losses. These regulatory agencies may require us to increase the allowance which could have an adverse effect, perhaps material, on our financial condition and results of operation.
     Our loans are primarily secured by real estate, including a concentration of properties located in northern, southwestern and southcentral Idaho, eastern Washington and southeastern Oregon. If an earthquake, volcanic eruption or other natural disaster were to occur in one of our major market areas, loan losses could occur that are not incorporated in the existing allowance for loan losses.
Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition.
     At December 31, 2008 and June 30, 2009, our nonperforming loans (which consist of non-accrual loans) were 3.62% and 3.87% of the loan portfolio, respectively. At December 31, 2008 and June 30, 2009, our nonperforming assets (which include foreclosed real estate) were 2.88% and 3.73% of total assets, respectively. Our nonperforming assets adversely affect our net income in various ways. Until economic and market conditions improve, we expect to continue to incur additional losses relating to an increase in non-performing loans. We do not record interest income on non-accrual loans or other real estate owned, thereby adversely affecting our income, and increasing our loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the related loan to the then fair market value of the collateral, which may result in a loss. These loans and other real estate owned also increase our risk profile and the capital our regulators believe is appropriate in light of such risks. While we have reduced our problem assets through loan sales, workouts, restructurings and otherwise, decreases in the value of these assets, or the underlying collateral, or in these borrowers’ performance or financial conditions, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition. In addition, the resolution of nonperforming assets requires significant commitments of time from management and our directors, which can be detrimental to the performance of their other responsibilities. There can be no assurance that we will not experience further increases in nonperforming loans in the future.
There can be no assurance as to the timing or amount, if any, of dividends that we will pay on our common stock.
     We have not paid a stock dividend on our common stock since May 2007. We have not historically paid cash dividends on our common stock. Our ability to pay dividends on our common stock depends on a variety of factors. Recent guidance from the Federal Reserve Bank may have the effect of limiting our ability to pay dividends to the extent our earnings do not support the payment of dividends. There can be no assurance as to the timing or amount, if any, of cash or stock dividends that we will be able to pay on our common stock.
Additional market concern over investment securities backed by mortgage loans could create losses in the Company’s investment portfolio.
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

We cannot predict the effect of recent and pending federal legislation.
On October 3, 2008, Congress enacted the Emergency Economic Stabilization Act of 2008 (“EESA”), which provides the United States Treasury Department (“Treasury”) with broad authority to implement action intended to help restore stability and liquidity to the US financial markets. The EESA also increased the amount of deposit account insurance coverage from $100,000 to $250,000 effective until December 31, 2009, which was recently extended to December 31, 2013 under the Helping Families Save Their Homes Act of 2009.
In early 2009, the Treasury also announced the Financial Stability Plan which, among other things, provides a new capital program called the Capital Assistance Program, which establishes a public-private investment fund for the purchase of troubled assets, and expands the Term Asset-Backed Securities Loan Facility. The full effect of this broad legislation on the national economy and financial institutions, particularly on mid-sized institutions like us, cannot now be predicted. In addition, the American Recovery and Reinvestment Act of 2009, or ARRA, was signed into law on February 17, 2009, and includes, among other things, extensive new restrictions on the compensation and governance arrangements of financial institutions, such as Intermountain, participating in the Treasury’s Troubled Asset Relief Program. The SEC recently has proposed expanding some of the reforms in ARRA to apply to all public companies.
Numerous actions have been taken by the Federal Reserve, the U.S. Congress, the Treasury, the FDIC, the SEC and others to address the liquidity and credit crisis. In addition, the Secretary of the Treasury proposed fundamental changes to the regulation of financial institutions, markets and products on June 17, 2009.
We cannot predict the actual effects of EESA, the ARRA, the proposed regulatory reform measures and various governmental, regulatory, monetary and fiscal initiatives which have been and may be enacted on the financial markets, on the Company and on Panhandle State Bank. The terms and costs of these activities, or the failure of these actions to help stabilize the financial markets, asset prices, market liquidity and a continuation or worsening of current financial market and economic conditions could materially and adversely affect our business, financial condition, results of operations, and the trading price of our common stock.
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
     The FDIC recently adopted a final rule revising its risk-based assessment system, effective April 1, 2009. The changes to the assessment system involve adjustments to the risk-based calculation of an institution’s unsecured debt, secured liabilities and brokered deposits. The revisions effectively result in a range of possible assessments under the risk-based system of 7 to 77.5 basis points. The potential increase in FDIC insurance premiums will add to our cost of operations and could have a significant impact on the Company. Depending on any future losses that the FDIC insurance fund may suffer due to failed institutions, there can be no assurance that there will not be additional significant premium increases in order to replenish the fund.
     The FDIC has imposed a special Deposit Insurance assessment of 5 basis points on all insured institutions. This emergency assessment will be calculated based on the insured institution’s assets at June 30, 2009, and collected on September 30, 2009. Based on our June 30, 2009 assets subject to the FDIC assessment, the special assessment will amount to approximately $475,000. The FDIC has announced that an additional special assessment in 2009 of up to 5 basis points is probable.
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
We have expanded our lending activities in riskier areas.
     We have expanded our lending into a number of different loan segments, including commercial real estate, commercial construction, residential construction, commercial business and agricultural loans. While increased lending diversification is expected to increase interest income, the Company has incurred additional risk that the credit quality of loans in one or more loan segments may deteriorate if economic conditions worsen. In the event of substantial borrower defaults, our provision for loan losses would increase and therefore, earnings would be reduced.
Our stock price can be volatile; we cannot accurately predict the effects of the current economic downturn on our future results of operations or market price of our stock.
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
     The national economy and the financial services sector in particular are currently facing challenges of a scope unprecedented in recent history. We cannot accurately predict the severity or duration of the current economic downturn, which has adversely impacted the markets we serve. Any further deterioration in the economies of the nation as a whole or in our markets would have an adverse effect, which could be material, on our business, financial condition, results of operations and prospects, and could also cause the market price of our stock to decline.
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
     We are subject to extensive regulation, supervision and examination by federal and state banking authorities. Any change in applicable regulations or federal, state or local legislation could have a substantial impact on us and our operations. Additional legislation and regulations that could significantly affect our powers, authority and operations may be enacted or adopted in the future, which could have a material adverse effect on our financial condition and results of operations. In that regard, proposals for legislation restructuring the regulation of the financial services industry are currently under consideration. Adoption of such proposals could, among other things, increase the overall costs of regulatory compliance. Further, regulators have significant discretion and authority to prevent or remedy unsafe or unsound practices or violations of laws or regulations by financial institutions and holding companies in the performance of their supervisory and enforcement duties. These powers recently have been utilized more frequently due to the serious national, regional and local economic conditions we are facing. The exercise of regulatory authority may have a negative impact on our financial condition and results of operations.
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
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable.
Item 3 — Defaults Upon Senior Securities
     Not applicable.
Item 4 — Submission of Matters to a Vote of Security Holders
(a)	The annual meeting of Shareholders of Intermountain Community Bancorp was held on April 29, 2009.

(b)	Not Applicable

(c)	A brief description of each matter voted upon at the Annual Meeting and the number of votes cast for, against or withheld, including a separate tabulation with respect to each nominee to serve on the Board is presented below:

1. Election of 4 directors for terms expiring in 2012.

Ford Elsaesser
Votes cast for:	5,580,250
Votes withheld:	216,861

Curt Hecker
Votes cast for:	5,619,205
Votes withheld:	177,906

Michael J. Romine
Votes cast for:	5,620,464
Votes withheld:	176,647

Jerry Smith
Votes cast for:	5,601,274
Votes withheld:	195,837

2. Advisory (non-binding) vote on executive compensation.

Votes cast for:	4,854,577
Votes cast against:	287,352
Votes abstained:	655,182

3. Ratification of the appointment of BDO Seidman, LLP as the Company’s independent registered public accounting firm.

Votes cast for:	5,541,704
Votes cast against:	229,882
Votes abstained:	25,525

Item 5 — Other Information
     Not applicable.
Item 6 — Exhibits

Exhibit No.	Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERMOUNTAIN COMMUNITY BANCORP
(Registrant)

August 14, 2009 Date	By:	/s/ Curt Hecker Curt Hecker
President and Chief Executive Officer

August 14, 2009 Date	By:	/s/ Doug Wright Doug Wright
Executive Vice President and Chief Financial Officer