Form 10-Q
period 2009-09-30
INTERMOUNTAIN COMMUNITY BANCORP
filed 2009-11-16
CIK 1284506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2009
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of November 10, 2009
Common Stock (no par value)	8,365,726

Intermountain Community Bancorp
FORM 10-Q
For the Quarter Ended September 30, 2009

PART I — Financial Information
Item 1 — Financial Statements
Intermountain Community Bancorp
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2009	2008
	(Dollars in thousands)
ASSETS
Cash and cash equivalents:
Interest-bearing	$32,974	$1,354
Non-interest bearing and vault	10,562	21,553
Restricted cash	6,983	468
Federal funds sold	—	71,450
Available-for-sale securities, at fair value	180,808	147,618
Held-to-maturity securities, at amortized cost	15,189	17,604
Federal Home Loan Bank (“FHLB”) of Seattle stock, at cost	2,310	2,310
Loans held for sale	4,048	933
Loans receivable, net	699,047	752,615
Accrued interest receivable	6,780	6,449
Office properties and equipment, net	42,749	44,296
Bank-owned life insurance	8,308	8,037
Goodwill	11,662	11,662
Other intangibles	472	576
Other real estate owned (“OREO”)	14,395	4,541
Prepaid expenses and other assets	22,038	14,089

Total assets	$1,058,325	$1,105,555

LIABILITIES
Deposits	$838,665	$790,412
Securities sold subject to repurchase agreements	70,493	109,006
Advances from Federal Home Loan Bank	24,000	46,000
Cashier checks issued and payable	899	922
Accrued interest payable	1,299	2,275
Other borrowings	16,527	40,613
Accrued expenses and other liabilities	8,840	5,842

Total liabilities	960,723	995,070

Commitments and contingent liabilities
STOCKHOLDERS’ EQUITY
Common stock 29,040,000 shares authorized; 8,439,456 and 8,429,576 shares issued and 8,365,726 and 8,333,009 shares outstanding as of September 30, 2009 and December 31, 2008	78,481	78,261
Preferred stock 1,000,000 shares authorized; 27,000 shares issued and outstanding as of September 30, 2009 and December 31, 2008	25,381	25,149
Accumulated other comprehensive loss, net of tax	(4,663)	(5,935)
Retained earnings (deficit)	(1,597)	13,010

Total stockholders’ equity	97,602	110,485

Total liabilities and stockholders’ equity	$1,058,325	$1,105,555

The accompanying notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in thousands, except per		(Dollars in thousands, except per
	share data)		share data)
Interest income:
Loans	$11,051	$14,098	$34,403	$43,058
Investments	2,552	1,991	8,030	6,073

Total interest income	13,603	16,089	42,433	49,131

Interest expense:
Deposits	3,022	3,627	9,609	10,932
Other borrowings	920	1,352	3,049	4,588

Total interest expense	3,942	4,979	12,658	15,520

Net interest income	9,661	11,110	29,775	33,611
Provision for losses on loans	(3,756)	(2,474)	(25,210)	(4,872)

Net interest income (loss) after provision for losses on loans	5,905	8,636	4,565	28,739

Other income:
Fees and service charges	1,941	1,973	5,497	5,812
Loan related fee income	624	765	1,828	2,064
Other-than-temporary impairment (“OTTI”) losses on investments (1)	(198)	—	(442)	—
Bank-owned life insurance	91	83	271	238
Net gain on sale of securities	500	—	1,795	2,182
Other	149	193	376	728

Total other income	3,107	3,014	9,325	11,024

Operating expenses	12,956	11,422	36,395	33,316

Income (loss) before income taxes	(3,944)	228	(22,505)	6,447
Income tax (provision) benefit	1,702	(2)	9,143	(2,298)

Net income (loss)	(2,242)	226	(13,362)	4,149
Preferred stock dividend	416	—	1,245	—

Net income (loss) applicable to common stockholders	$(2,658)	$226	$(14,607)	$4,149

Earnings (loss) per share — basic	$(0.32)	$0.03	$(1.75)	$0.50

Earnings (loss) per share — diluted	$(0.32)	$0.03	$(1.75)	$0.49

Weighted average common shares outstanding — basic	8,365,836	8,305,236	8,358,908	8,287,541
Weighted average common shares outstanding — diluted	8,365,836	8,461,591	8,358,908	8,531,037

(1)	Consisting of $198,000 and $442,000 of total other-than-temporary impairment net losses, net of $436,000 and $1,310,000 recognized in other comprehensive income, for the quarter and nine months ended September 30, 2009, respectively.
The accompanying notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	September 30,
	2009	2008
	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$(13,362)	$4,149
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,587	2,615
Stock-based compensation expense	272	(244)
Net amortization of premiums (discounts) on securities	507	(143)
Provisions for losses on loans	25,210	4,872
Proceeds from sale of loans	70,320	28,972
Originations of loans held for sale	(72,567)	(26,271)
Amortization of core deposit intangibles	104	111
(Gain) on sale of loans, investments, property and equipment	(2,584)	(2,681)
(Gain) loss on sale of other real estate owned	254	5
OTTI credit loss on available-for-sale investments	442	—
Charge down on OREO	2,312	—
Accretion of deferred gain on sale of branch property	(11)	(9)
Net accretion of loan and deposit discounts and premiums	(53)	(17)
Increase in cash surrender value of bank-owned life insurance	(271)	(238)
Change in:
Accrued interest receivable	(331)	1,431
Prepaid expenses and other assets	(8,724)	(4,130)
Accrued interest payable	(976)	(970)
Accrued expenses and other liabilities	3,106	(2,222)

Net cash provided by operating activities	6,235	5,230

Cash flows from investing activities:
Purchases of available-for-sale securities	(118,947)	(47,374)
Purchases of FHLB Stock	—	(705)
Proceeds from redemption of FHLB Stock	—	175
Proceeds from calls or maturities of available-for-sale securities	59,623	59,022
Principal payments on mortgage-backed securities	28,741	10,272
Purchases of held-to-maturity securities	(65)	(6,127)
Proceeds from calls or maturities of held-to-maturity securities	2,420	1,305
Loans made to customers less (greater) than principal collected on loans	13,409	(12,696)
Purchase of office properties and equipment	(1,123)	(5,554)
Proceeds from sale of office properties and equipment	—	8
Net change in federal funds sold	71,450	(13,750)
Proceeds from sale of other real estate owned	2,583	471
Net change in certificates of deposit with other institutions	—	(192)
Net change in restricted cash	(6,515)	1,781

Net cash (used in) investing activities	51,576	(13,364)

	Nine months ended
	September 30,
	2009	2008
	(Dollars in thousands)
Cash flows from financing activities:
Net change in demand, money market and savings deposits	$19,683	$(3,484)
Net change in certificates of deposit	28,570	16,008
Net change in repurchase agreements	(38,513)	(36,913)
Principal reduction of note payable	(23,941)	(31)
Payoff of credit line	(23,145)	—
Proceeds from exercise of stock options	56	102
Retirement of treasury stock	(7)	(193)
Repayments of FHLB borrowings	(36,000)	(5,000)
Proceeds from FHLB borrowings	14,000	30,000
Proceeds from other borrowings	23,000	3,657
Cash dividends paid to preferred stockholders	(885)	—

Net cash provided by (used in) financing activities	(37,182)	4,146

Net change in cash and cash equivalents	20,629	(3,988)
Cash and cash equivalents, beginning of period	22,907	27,000

Cash and cash equivalents, end of period	$43,536	$23,012

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$12,497	$15,974
Income taxes	—	3,585
Noncash investing and financing activities:
Restricted stock issued	—	647
Accrual of liability for split dollar life insurance	—	389
Loans converted to other real estate owned	15,004	1,743
The accompanying notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in thousands)		(Dollars in thousands)
Net income (loss)	$(2,242)	$226	$(13,362)	$4,149
Other comprehensive income (loss):
Change in unrealized gains on investments, and mortgage backed securities (“MBS”) available for sale, excluding non-credit loss on impairment of securities	2,421	(2,660)	3,010	(7,221)
Non-credit loss on impairment on available-for-sale debt	198	—	(1,310)	—
Less deferred income tax provision (benefit)	(1,037)	1,053	(672)	2,859
Change in fair value of qualifying cash flow hedge	(75)	(315)	244	(315)

Net other comprehensive income (loss)	1,507	(1,922)	1,272	(4,677)

Comprehensive loss	$(735)	$(1,696)	$(12,090)	$(528)

The accompanying notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp
Notes to Consolidated Financial Statements
(Unaudited)
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

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of Intermountain Community Bancorp’s (“Intermountain’s” or “the Company’s”) consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of Intermountain’s consolidated financial position and results of operations.
2.	Investments

The amortized cost and fair values of investments are as follows (in thousands):

	Available-for-Sale
		Non-Credit
		OTTI
		Recognized	Gross	Gross
	Amortized	in OCI	Unrealized	Unrealized	Fair Value/
	Cost	(Losses)	Gains	Losses	Carrying Value
September 30, 2009
U.S. treasury securities and obligations of U.S. government agencies	$56	$—	$—	$—	$56
Residential mortgage-backed securities	187,247	(1,310)	3,311	(8,496)	180,752

	$187,303	$(1,310)	$3,311	$(8,496)	$180,808

December 31, 2008
U.S. treasury securities and obligations of U.S. government agencies	$7,569	$—	$48	$—	$7,617
Residential mortgage-backed securities	148,244	—	2,550	(10,793)	140,001

	$155,813	$—	$2,598	$(10,793)	$147,618

	Held-to-Maturity
		Non-Credit
	Carrying	OTTI
	Value/	Recognized	Gross	Gross
	Amortized	in OCI	Unrealized	Unrealized
	Cost	(Losses)	Gains	Losses	Fair Value
September 30, 2009
State and municipal securities	$15,189	$—	$412	$—	$15,601
December 31, 2008
State and municipal securities	$17,604	$—	$70	$(149)	$17,525

The following table summarizes the duration of Intermountain’s unrealized losses on available-for-sale and held-to-maturity securities as of the dates indicated (in thousands).

	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
September 30, 2009	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
State and municipal securities	$—	$—	$—	$—	$—	$—
Residential mortgage-backed securities	1,898	163	57,864	8,333	59,762	8,496

Total	$1,898	$163	$57,864	$8,333	$59,762	$8,496

	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
December 31, 2008	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
State and municipal securities	$5,453	$147	$762	$2	$6,215	$149
Residential mortgage-backed securities	45,366	5,708	15,034	5,085	60,400	10,793

Total	$50,819	$5,855	$15,796	$5,087	$66,615	$10,942

     At September 30, 2009, the amortized cost and fair value of available-for-sale and held-to-maturity debt securities, by contractual maturity, are as follows (in thousands):

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
One year or less	$—	$—	$636	$647
After one year through five years	56	56	458	477
After five years through ten years	—	—	2,651	2,839
After ten years	—	—	11,444	11,638

	56	56	15,189	15,601
Mortgage-backed securities	187,247	180,752	—	—

	$187,303	$180,808	$15,189	$15,601

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Intermountain’s investment portfolios are managed to provide and maintain liquidity; to maintain a balance of high quality, diversified investments to minimize risk; to offset other asset portfolio elements in managing interest rate risk; to provide collateral for pledging; and to maximize returns. At September 30, 2009, the Company does not intend to sell any of its available-for-sale securities that have a loss position and it is not likely that it will be required to sell the available-for-sale securities before the anticipated recovery of their remaining amortized cost. The unrealized losses on residential mortgage-backed securities without other-than-temporary impairment were considered by management to be temporary in nature.

At March 31, 2009, residential mortgage-backed securities included a security comprised of a pool of mortgages with a remaining unpaid balance of $4.2 million. Due to the lack of an orderly market for the security and the declining national economic and housing market, its fair value was determined to be $2.5 million at March 31, 2009 based on analytical modeling taking into consideration a range of factors normally found in an orderly market. Of the $1.7 million other-than-temporary impairment on this security, based on an analysis of projected cash flows, $244,000 was charged to earnings as a credit loss and $1.5 million was recognized in other comprehensive income. Impairment loss on securities charged to earnings in the three months ended March 31, 2009 was $244,000. The Company recorded additional $198,000 credit loss impairment in the third quarter of 2009. However, the overall estimated market value on the security improved during this time, reducing the non-credit value impairment to $1.3 million. At this time, the Company anticipates holding the security until its value is recovered or until maturity, and will continue to adjust its other comprehensive income and capital position to reflect the security’s current market value. The Company calculated the credit loss charge against earnings by subtracting the estimated present value of future cash flows on the security from its amortized cost.

See Note 9 “Fair Value of Measurements” for more information on the calculation of fair or carrying value for the investment securities.
3.	Advances from the Federal Home Loan Bank of Seattle:

During September 2007, the Bank obtained two advances from the FHLB Seattle in the amounts of $10.0 million and $14.0 million with interest only payable at 4.96% and 4.90% and maturities in September 2010 and September 2009, respectively. The

September 2009 maturity was replaced with three advances in the amount of $5.0 million, $5.0 million and $4.0 million. These advances have interest only payments payable at 0.86%, 1.49% and 3.11% and maturities of September 2010, September 2011 and September 2014, respectively. During May 2008, the Bank obtained an advance from the FHLB Seattle in the amount of $12.0 million with interest only payable at 2.88% and a maturity in August 2009. This advance matured and was not renewed.
Advances from FHLB Seattle are collateralized by certain qualifying loans. At September 30, 2009, Intermountain had the ability to borrow $112.8 million from FHLB Seattle, of which $24.0 million was utilized. The Bank’s credit line with FHLB Seattle is limited to a percentage of its total regulatory assets subject to collateralization requirements. Intermountain would be able to borrow amounts in excess of this total from the FHLB Seattle with the placement of additional available collateral.
4.	Other Borrowings:
The components of other borrowings are as follows (in thousands):

	September 30,	December 31,
	2009	2008
Term note payable (1)	$8,279	$8,279
Term note payable (2)	8,248	8,248
Term note payable (3)	—	941
Term note payable (4)	—	23,145

Total other borrowings	$16,527	$40,613

(1)	In January 2003, the Company issued $8.0 million of Trust Preferred securities through its subsidiary, Intermountain Statutory Trust I. The debt associated with these securities bears interest on a variable basis tied to the 90-day LIBOR (London Inter-Bank Offering Rate) index plus 3.25%, with interest only paid quarterly. The rate on this borrowing was 3.53% at September 30, 2009. The debt is callable by the Company quarterly and matures in March 2033. During the third quarter of 2008, the Company entered into an interest rate swap contract with Pacific Coast Bankers Bank. The purpose of the $8.2 million notional value swap is to convert the variable rate payments made on our Trust Preferred I obligation to a series of fixed rate payments for five years, as a hedging strategy to help manage the Company’s interest-rate risk. See Note A.

(2)	In March 2004, the Company issued $8.0 million of Trust Preferred securities through its subsidiary, Intermountain Statutory Trust II. The debt associated with these securities bears interest on a variable basis tied to the 90-day LIBOR index plus 2.8%, with interest only paid quarterly. The rate on this borrowing was 3.31% at September 30, 2009. The debt is callable by the Company quarterly and matures in April 2034. See Note A.

(3)	In January 2006, the Company purchased land to build its new headquarters, the Sandpoint Center in Sandpoint, Idaho. It entered into a Note Payable with the sellers of the property in the amount of $1.13 million, with a fixed rate of 6.65%, payable in equal installments. The note matures in February 2026, but was paid off in May 2009 as part of the refinance of the borrowing discussed in Footnote 4 immediately below.

(4)	In March 2007, the Company entered into a borrowing agreement with Pacific Coast Bankers Bank (“PCBB”) in the amount of $18.0 million and in December 2007 increased the amount to $25.0 million. The borrowing agreement was a non-revolving line of credit with a variable rate of interest tied to LIBOR and was collateralized by Bank stock and the Sandpoint Center. This line was used primarily to fund the construction costs of the Company’s new headquarters building in Sandpoint. The balance at December 31, 2008 was $23.1 million at a fixed interest rate of 7.0%. The borrowing had a maturity of January 2009 and was extended for 90 days with a fixed rate of 7.0%. In May 2009, the Company negotiated new loan facilities with Pacific Coast Bankers Bank to refinance this credit line into three longer-term, amortizing loans. The loans were as follows: $9.0 million with a fixed interest rate of 7.0% secured by the Sandpoint Center and Panhandle State Bank stock, $11.0 million with a variable rate of 2.35% plus the rate on the $11.0 million 12-month certificate of deposit used to secure this loan (the loan rate for the first year is 4.35%), and $3.0 million with a rate of 10.0% secured by the Sandpoint Center and Panhandle State Bank stock. In August 2009, the Sandpoint Center was sold in a direct financing transaction with an outside party. As part of this transaction the three loans were paid off.
A)	Intermountain’s obligations under the above debentures issued by its subsidiaries constitute a full and unconditional guarantee by Intermountain of the Statutory Trusts’ obligations under the Trust Preferred Securities. In accordance with ASC 810, Consolidation, (formerly FIN 46R, “Consolidation of Variable Interest Entities”), the trusts are not consolidated and the debentures and related amounts are treated as debt of Intermountain.

5.	Earnings Per Share:

The following table presents the basic and diluted earnings per share computations:

	Three months Ended September 30,		Nine months Ended September 30,
	2009	2008	2009	2008
Numerator:
Net income (loss) — basic and diluted	$(2,242)	$226	$(13,362)	$4,149
Preferred stock dividend	416	—	1,245	—

Net Income (loss) applicable to commons stockholders	$(2,658)	$226	$(14,607)	$4,149
Denominator:
Weighted average shares outstanding — basic	8,365,836	8,305,236	8,358,908	8,287,541
Dilutive effect of common stock options, restricted stock awards	—	156,355	—	243,496

Weighted average shares outstanding — diluted	8,365,836	8,461,591	8,358,908	8,531,037

Earnings (loss) per share — basic and diluted:
Earnings (loss) per share — basic	$(0.32)	$0.03	$(1.75)	$0.50
Effect of dilutive common stock options	—	—	—	(0.01)

Earnings (loss) per share — diluted	$(0.32)	$0.03	$(1.75)	$0.49

The weighted average number of potentially dilutive common shares excluded in calculating diluted net income per common share due to the anti-dilutive effect is 265,710 and 93,145 shares for the three months ended September 30, 2009 and 2008, respectively. The weighted average number of potentially dilutive common shares excluded in calculating diluted net income per common share due to the anti-dilutive effect is 260,879 and 53,332 shares for the nine months ended September 30, 2009 and 2008, respectively. Common stock equivalents were calculated using the treasury stock method.
6.	Operating Expenses:
The following table details Intermountain’s components of total operating expenses in thousands:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Salaries and employee benefits	$5,673	$6,446	$17,031	$18,922
Occupancy expense	1,814	2,005	5,590	5,596
Advertising	366	378	1,010	1,069
Fees and service charges	919	452	2,148	1,421
Printing, postage and supplies	375	396	1,028	1,105
Legal and accounting	549	406	1,322	1,342
Other expense	3,260	1,338	8,266	3,861

Total operating expenses	$12,956	$11,421	$36,395	$33,316

Salaries and employee benefits expense decreased $1.9 million or 10.0%, over the nine month period last year as a result of decreased staffing levels and lower incentive compensation expense. Third quarter salaries and employee benefits expense decreased $773,000, or 12.0% compared to the same quarter one year ago as a result of the same factors. Efforts to control compensation expense continue in 2009, as the Company has suspended salary increases for executives and officers, maintained a hiring freeze and reduced other compensation plans.

Occupancy expenses decreased $6,000, or 0.1%, for the nine month period ended September 30, 2009 compared to the same period one year ago. Occupancy expenses decreased $191,000, or 9.5%, for the three month period ended September 30, 2009 compared to the same period one year ago. The decreases were comprised of a decrease in computer hardware and software expenses as additional cost control measures have been implemented. The Company expects these expenses to continue declining in 2009, as it has postponed building expansion plans and limited new hardware and software purchases.

The advertising expense decrease of $59,000 for the nine month period and $12,000 for the three month period ended September 30, 2009 compared to the same periods one year ago reflected reductions in general advertising offset by additional donations and community service expenses associated with the Company’s Powered by Community initiative. The $727,000 increase in fees and service charges for the nine month period and $467,000 increase for the three-month period ended September 30, 2009 compared to the same period one year ago primarily reflected increased loan collection and repossession expenses and higher expenses for the Company’s internet banking services, as usage increased significantly. The Company has recently re-negotiated fee structures and taken other steps to reduce the future impact of its online offerings. Printing, postage and supplies decreased $77,000 for the nine-month period and $21,000 for the third quarter, in comparison to last year’s totals. The decrease reflected efficiencies gained in statement and other printing, and tighter control over supplies expense. Legal and accounting fees decreased by $20,000 in comparison to the same nine month period in 2008 as increasing legal expenses related to loan collection were offset by a reduction in consulting fees. Higher legal fees on loans also produced the $143,000 increase in third quarter 2009 results versus the prior year.
Other expenses increased $4.4 million or 114.1%, for the nine month period over the same period last year. The increase primarily consists of $1.4 million in additional FDIC insurance expense and $2.7 million additional expense related to the Company’s Other Real Estate Owned (“OREO”). The OREO increase is a combination of additional property write-downs to reflect updated valuations and other carrying expenses. Collection and repossession expenses and the provision for unfunded loan commitments also contributed to the increase in other expenses over the same period last year. Other expenses increased $1.9 million, or 143.7%, for the three month period over the same period last year. The increases reflect a $264,000 increase in FDIC insurance expense and an additional $1.5 million in OREO write-downs and expense for the three months ended September 30, 2009, compared to last year. Both the three-month and nine-month totals for 2009 also include $324,000 in non-recurring expenses related to the sale of the Sandpoint Center.
7.    Stock-Based Compensation Plans:
The Company utilized its stock to compensate employees and directors under the 1999 Director Stock Option Plan, the 1999 Employee Plan and the 1988 Employee Plan (together the “Stock Option Plans”). Options to purchase Intermountain common stock had been granted to employees and directors under the Stock Option Plans at prices equal to the fair market value of the underlying stock on the dates the options were granted. The options vest 20% per year, over a five-year period, and expire in 10 years. For the nine months ended September 30, 2009 and 2008, stock option expense totaled $0 and $101,000, respectively. The Company did not have any remaining expense related to the non-vested stock options outstanding at September 30, 2009.
On January 14, 2009, the terms of the Amended and Restated 1999 Employee Stock Option and Restricted Stock Plan and the 1999 Director Stock Option Plan expired. Upon recommendation of management and approval of the Board of Directors, it was determined that, due to the economic uncertainty, the Board would not seek to implement a new plan at this time. The 1988 Employee Stock Option Plan was a predecessor plan to the Amended and Restated 1999 Employee Stock Option and Restricted Stock Plan. Because each of these plans has expired, shares may no longer be awarded under these plans. However, awards remain unexercised or unvested under these plans. The Company did not grant options to purchase Intermountain common stock or restricted stock during the nine months ended September 30, 2009.
In 2003, stockholders approved a change to the 1999 Employee Option Plan to provide for the granting of restricted stock awards. The Company granted restricted stock to directors and employees beginning in 2005. The restricted stock vests 20% per year, over a five-year period. The Company granted 0 and 51,633 restricted shares with a grant date fair value of $0 and $647,000 during the nine months ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, 2009 and 2008, restricted stock expense totaled $272,000 and $247,000, respectively. Total expense related to stock-based compensation is comprised of restricted stock expense for the nine months ended September 30, 2009 and restricted stock expense, stock option expense and expense related to the 2006-2008 Long-Term Incentive Plan (“LTIP”) for the nine months ended September 30, 2008. LTIP expense in 2008 was based on anticipated company performance over a 3-year period and had a 5-year vesting period. During the nine months ended September 30, 2008, the Company reversed $640,000 in accrued incentives related to the LTIP as it appeared that asset growth and ROE targets required by the plan would not be met by the end of the incentive accrual period. During the nine months ended September 30, 2009, the Company did not have a Long-Term Incentive Plan and therefore did not have expense related to this portion of stock-based compensation. Total expense related to stock-based compensation recorded in the nine months ended September 30, 2009 and 2008 was $272,000 and ($245,000), respectively.

A summary of the changes in stock options outstanding for the nine months ended September 30, 2009, is presented below:

	Nine months ended September 30, 2009
	(dollars in thousands, except per share amounts)
		Weighted	Weighted
	Number	Average	Average
	of	Exercise	Remaining
	Shares	Price	Life (Years)
Beginning Options Outstanding, Jan 1, 2009	325,482	$6.00
Options Granted	—	—
Exercises	(12,721)	4.41
Forfeitures	(47,048)	4.42

Ending options outstanding, September 30, 2009	265,713	6.29	2.8

Exercisable at September 30, 2009	262,263	$6.20	2.8

The total intrinsic value of options exercised during the nine months ended September 30, 2009 and 2008 was $7,000 and $104,000, respectively. A summary of the Company’s nonvested restricted shares for the nine months ended September 30, 2009, is presented below:

		Weighted-
		Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Balance at January 1, 2009	96,567	$16.06
Granted	—	—
Vested	(21,913)	17.06
Forfeited	(1,621)	17.95

Balance at September 30, 2009	73,033	$15.72

As of September 30, 2009, there was $927,000 of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under this plan. This cost is expected to be recognized over a weighted-average period of 2.8 years.
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
In accordance with ASC 815, Derivatives and Hedging (formerly SFAS 133), the Company recognizes all derivative financial instruments in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Derivative financial instruments are included in other assets or other liabilities, as appropriate, on the Consolidated Balance Sheet. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in stockholders’ equity as a component of other comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income in the same period and in the same income statement line as changes in the fair values of the hedged items that relate to the hedged risk(s). Changes in fair values of derivative financial instruments accounted for as cash flow hedges, to the extent they are effective hedges, are recorded as a component of other comprehensive income, net of deferred taxes. Changes in fair values of derivative financial instruments not qualifying as hedges pursuant to ASC 815 are reported in non-interest income. Derivative contracts are valued by the counter party and are periodically validated by management.
Interest Rate Swaps — Designated as Cash Flow Hedges
The tables below identify the Company’s interest rate swaps at September 30, 2009 and December 31, 2008, which were entered into to hedge certain LIBOR-based trust preferred debentures and designated as cash flow hedges pursuant to ASC 815 (dollars in thousands):

September 30, 2009
		Fair Value Gain	Receive Rate	Pay Rate	Type of Hedging
Maturity Date	Notional Amount	(Loss)	(LIBOR)	(Fixed)	Relationship
Pay Fixed, Receive Variable:
October 2013	$8,248	$(741)	0.51%	4.58%	Cash Flow

December 31, 2008
		Fair Value Gain	Receive Rate	Pay Rate	Type of Hedging
Maturity Date	Notional Amount	(Loss)	(LIBOR)	(Fixed)	Relationship
Pay Fixed, Receive Variable:
October 2013	$8,248	$(985)	4.75%	4.58%	Cash Flow
The fair values, or unrealized losses, of $741,000 at September 30, 2009 and $985,000 at December 31, 2008 are included in other liabilities. These hedges were considered highly effective during the quarter ended September 30, 2009, and none of the change in fair value of these derivatives was attributed to hedge ineffectiveness. The changes in fair value, net of tax, are separately disclosed in the statement of changes in stockholders’ equity as a component of comprehensive income. Net cash flows from these interest rate swaps are included in interest expense on trust preferred debentures. The unrealized loss at September 30, 2009 is a component of comprehensive income for September 30, 2009. At September 30, 2009, Intermountain had $862,000 in pledged certificates of deposit and $50,000 in restricted cash as collateral for the cash flow hedge. A rollfoward of the amounts in accumulated other comprehensive income related to interest rate swaps designated as cash flow hedges follows:

	Nine Months Ended
	Sept 30,	Sept 30,
	2009	2008
Unrealized gain (loss) at beginning of period	$(985)	$—
Amount of gain (loss) recognized in other comprehensive income	244	—

Unrealized gain (loss) at end of period	$(741)	$—

Interest Rate Swaps — Not Designated as Hedging Instruments Under ASC 815
The Company has purchased certain derivative products to allow the Company to effectively convert a fixed rate loan to a variable rate payment stream. The Company economically hedges derivative transactions by entering into offsetting derivatives executed with third parties upon the origination of a fixed rate loan with a customer. Derivative transactions executed as part of this program are not designated as ASC 815 hedge relationships and are, therefore, marked to market through earnings each period. In most cases the derivatives have mirror-image terms, which result in the positions’ changes in fair value offsetting completely through earnings each period. However, to the extent that the derivatives are not a mirror-image, changes in fair value will not completely offset, resulting in some earnings impact each period. Changes in the fair value of these interest rate swaps are included in other non-interest income. The following table summarizes these interest rate swaps as of September 30, 2009 and December 31, 2008 (dollars in thousands):

	September 30, 2009		December 31, 2008
	Notional	Fair Value Gain	Notional	Fair Value Gain
	Amount	(Loss)	Amount	(Loss)

Interest rate swaps with third party financial institutions	$2,559	$8	$—	$—

Because these are fair value hedges, at September 30, 2009, the loss in fair value included in loans receivable totaled $8,000, which was offset by the fair value hedge gain. At December 31, 2008, other assets included $0 of derivative assets and other liabilities included $0 of derivative liabilities related to these interest rate swap transactions, because they were executed in 2009. At September 30, 2009, the interest rate swaps had a maturity date of March 2019. At September 30, 2009, Intermountain had $72,000 in restricted cash for the interest rate swap.

9.      Fair Value Measurements
Fair value is defined under ASC 820-10 (formerly SFAS 157) as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal market for the asset or liability in an orderly transaction between market participants on the measurement date. In support of this principle ASC 820-10 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy is as follows:
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
The following table presents information about the Company’s assets measured at fair value on a recurring basis as of September 30, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (dollars in thousands).

		Fair Value Measurements
		At September 30, 2009, Using
		Quoted Prices
		In Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
Description	Sept 30, 2009	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:
U.S. treasury securities and obligations of U.S. government agencies	$56	$—	$56	$—
Residential mortgage backed securities (“MBS”)	180,752	—	147,032	33,720
Other Assets — Derivative	8	—	—	8

Total Assets Measured at Fair Value	$180,816	$—	$147,088	$33,728

Other Liabilities — Derivatives	$749	$—	$—	$749

	Fair Value Measurements
	At December 31, 2008, Using
		Quoted Prices
		In Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
Description	Dec 31, 2009	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities	$147,618	$—	$108,954	$38,664
Other Assets — Derivative	—	—	—	—

Total Assets Measured at Fair Value	$147,618	$—	$108,954	$38,664

Other Liabilities — Derivatives	$985	$—	$—	$985
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 are summarized as follows (in thousands):
Fair Value Measurement Transfers- Assets

	Fair Value Measurements Using Significant
	Unobservable Inputs ( Level 3)
Description	Residential MBS	Derivatives	Total
January 1, 2009 Balance	$38,664	$—	$38,664
Total gains or losses (realized/unrealized)
Included in earnings	(442)	8	(434)
Included in other comprehensive income	3,757	—	3,757
Principal Payments	(8,259)	—	(8,259)
Transfers in and /or out of Level 3	—	—	—

September 30, 2009 Balance	$33,720	$8	$33,728

Fair Value Measurement Transfers- Liabilities

Fair Value Measurements
Using Significant Unobservable
Inputs ( Level 3)
Description	Derivatives
January 1, 2009 Balance	$985
Total gains or losses (realized/unrealized)
Included in earnings	8
Included in other comprehensive income	(244)

September 30, 2009 Balance	$749

     The table below presents a portion of the Company’s loans measured at fair value on a nonrecurring basis as of September 30, 2009, because they are impaired collateral-dependent loans and the Company’s other real estate owned (“OREO”), aggregated by the level in the fair value hierarchy within which those measurements fall (dollars in thousands).

	Fair Value Measurements
	At September 30, 2009, Using
		Quoted Prices
		In Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
Description	Sept 30, 2009	(Level 1)	(Level 2)	(Level 3)
Loans(1)	$51,602	$—	$—	$51,602
Other real estate owned	14,395	—	—	14,395

Total Assets Measured at Fair Value	$65,997	$—	$—	$65,997

(1)	Represents collateral-dependent impaired loans, net, which are included in loans.
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
     Available for Sale Securities. Securities totaling $147.1 million classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtained fair value measurements from an independent pricing service and internally validated these measurements. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus, prepayment speeds, credit information and the bond’s terms and conditions, among other things.
     The available for sale portfolio also includes $33.7 million in super senior or senior tranche collateralized mortgage obligations not backed by a government or other agency guarantee. These securities are collateralized by fixed rate prime or Alt A mortgages, are structured to provide credit support to the senior tranches, and are carefully analyzed and monitored by management. Because of disruptions in the current market for mortgage-backed securities and collateralized mortgage obligations, an active market did not exist for these securities at September 30, 2009. This is evidenced by a significant widening in the bid-ask spread for these types of securities and the limited volume of actual trades made. As a result, less reliance can be placed on easily observable market data, such as pricing on transactions involving similar types of securities, in determining their current fair value. As such, significant adjustments were required to determine the fair value at the September 30, 2009 measurement date. These securities are valued using Level 3 inputs.
     In valuing these securities, the Company utilized the same independent pricing service as for its other available-for-sale securities and internally validated these measurements. In addition, it utilized a second pricing service that specializes in whole-loan collateralized mortgage obligation valuation and another market source to derive independent valuations and used this data to evaluate and adjust the original values derived. In addition to the observable market-based input including dealer quotes, market spreads, live trading levels and execution data, both services also employed a present-value income model that considered the nature and timing of the cash flows and the relative risk of receiving the anticipated cash flows as agreed. The discount rates used were based on a risk-free rate, adjusted by a risk premium for each security. In accordance with the requirements of ASC 820-10, the Company has determined that the risk-adjusted discount rates utilized appropriately reflect the Company’s best estimate of the assumptions that market participants would use in pricing the assets in a current transaction to sell the asset at the measurement date. Risks include nonperformance risk (that is, default risk and collateral value risk) and liquidity risk (that is, the compensation that a market participant receives for buying an asset that is difficult to sell under current market conditions). To the extent possible, the pricing services and the Company validated the results from these models with independently observable data.
     In evaluating securities in the investment portfolio for “Other-than-temporary Impairment,” the Company evaluated the following factors:
•	The length of time and the extent to which the market value of the securities has been lower than their cost;
•	The financial condition and near-term prospects of the issuer or obligation, including any specific events, which may influence the operations of the issuer or obligation such as credit defaults and losses in mortgages underlying the security, changes in technology that impair the earnings potential of the investment or the discontinuation of a segment of the business that may affect the future earnings potential; and
•	The intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.
     Based on the factors above, the Company has determined that one security comprised of a pool of mortgages was subject to “Other-than-Temporary Impairment,” (“OTTI”) as of March 31, 2009. During that quarter, the Company recorded an OTTI of $1,751,000 on this security. Of the total $1,751,000 OTTI, $244,000 was related to credit losses and was a charge against earnings. The remaining $1,507,000 reflected non-credit value impairment and was charged against the Company’s other comprehensive income and reported capital on the balance sheet. The Company conducted a similar analysis on the estimated cash flows in June, 2009 and as a result of this analysis, did not record additional OTTI adjustments in the second quarter of 2009. Due to the continued lack of an orderly market for the security and the declining national economic and housing market, the Company conducted a similar analysis on the estimated cash flows in September, 2009 and as a result of this analysis, recorded an additional credit loss impairment of $198,000 against earnings in the third quarter of 2009. At this time, the Company anticipates holding the security until its value is recovered or maturity, and will continue to adjust its other comprehensive income and capital position to reflect the security’s current market value. The Company calculates the credit loss charge against earnings by subtracting the estimated present value of estimated future cash flows on the security from its amortized cost.
     Loans. Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan less selling costs. Real estate collateral on these loans and the Company’s other real estate owned (“OREO”) is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace. Management reviews these valuations and makes additional valuation adjustments, as necessary, including subtracting estimated costs of liquidating the collateral or selling the OREO. The related nonrecurring fair value measurement adjustments have generally been classified as Level 3 because of the volatility and the uncertainty in the current markets. Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the marketplace and therefore such valuations have been classified as Level 3. Loans subject to nonrecurring fair value measurement were $51.6 million at September 30, 2009, of which $51.6 million were classified as Level 3.

     Other Real Estate Owned. At the applicable foreclosure date, other real estate owned is recorded at fair value of the real estate, less the costs to sell the real estate. Subsequently, other real estate owned, is carried at the lower of cost or net realizable value (fair value less estimated selling costs), and is periodically assessed for impairment based on fair value at the reporting date. Fair value is determined from external appraisals using judgments and estimates of external professionals. Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3. The Company’s OREO at September 30, 2009 totaled $14.4 million, all of which was classified as Level 3.
     Interest Rate Swaps. During the third quarter of 2008, the Company entered into an interest rate swap contract with Pacific Coast Bankers Bank. The purpose of the $8.2 million notional value swap is to convert the variable rate payments made on the Trust Preferred I obligation (see Note 4 — Other Borrowings) to a series of fixed rate payments for five years, as a hedging strategy to help manage the Company’s interest-rate risk. This contract is carried as an asset or liability at fair value, and as of September 30, 2009, it was a liability with a fair value of $749,000.
     During the first quarter of 2009, the Company entered into an interest rate swap contract with Pacific Coast Bankers Bank. The purpose of the $1.6 million notional value swap is to convert the fixed rate payments earned on a loan receivable to a series of variable rate payments for ten years, as a hedging strategy to help manage the Company’s interest-rate risk. This contract is carried as an asset or liability at fair value, and as of September 30, 2009, it was an asset with a fair value of $14,000. During the second quarter of 2009, the Company entered into an interest rate swap contract with Pacific Coast Bankers Bank. The purpose of the $1.0 million notional value swap is to convert the fixed rate payments earned on a loan receivable to a series of variable rate payments for ten years, as a hedging strategy to help manage the Company’s interest-rate risk. This contract is carried as an asset or liability at fair value, and as of September 30, 2009, it was a liability with a fair value of $6,000.
     Intermountain is required to disclose the estimated fair value of financial instruments, both assets and liabilities on and off the balance sheet, for which it is practicable to estimate fair value. These fair value estimates are made at September 30, 2009 based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price an asset could be sold at or the price a liability could be settled for. However, given there is no active market or observable market transactions for many of the Company’s financial instruments, the Company has made estimates of many of these fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimated values.
     The estimated fair value of the financial instruments as of September 30, 2009 and December 31, 2008, are as follows (in thousands):

	September 30, 2009		December 31, 2008
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash, cash equivalents, restricted cash and federal funds sold	$49,657	$49,657	$93,653	$93,653
Interest bearing certificates of deposit	862	862	1,172	1,172
Available-for-sale securities	180,808	180,808	147,618	147,618
Held-to-maturity securities	15,189	15,601	17,604	17,525
Loans held for sale	4,048	4,048	933	933
Loans receivable, net	699,047	711,815	752,615	754,772
Accrued interest receivable	6,780	6,780	6,449	6,449
BOLI	8,308	8,308	8,037	8,037
Financial liabilities:
Deposit liabilities	838,665	816,691	790,412	777,710
Other borrowed funds	111,020	110,951	195,619	193,747
Accrued interest payable	1,299	1,299	2,275	2,275
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
10. Subsequent Events
     Intermountain performed an evaluation of subsequent events through November 13, 2009, the date upon which Intermountain’s quarterly report on Form 10-Q was filed with the Securities and Exchange Commission.
     During the quarter ended September 30, 2009, the Company downstreamed $7.8 million, with an additional $3.2 million downstreamed in October 2009. This is substantially all of the net proceeds from the sale of its Sandpoint Headquarters. The transfer of equity to its Bank subsidiary further strengthens the Bank’s capital position and liquidity. Reflecting the Company’s ongoing strategy to prudently manage through the current economic cycle, the decision to maximize equity and liquidity at the Bank level has correspondingly reduced cash available at the parent Company. Consequently, to conserve the liquid assets of the parent Company, the Board of Directors of the Company has approved deferral of regularly scheduled interest payments on its outstanding Junior Subordinated Debentures related to its Trust Preferred Securities (“TRUPS Debentures”), and also deferral of regular quarterly cash dividend payments on its preferred stock held by the U.S. Treasury, beginning in December 2009. The Company is permitted to defer payments of interest on the TRUPS Debentures for up to 20 consecutive quarterly periods without default. During the deferral period, the Company may not pay any dividends or distributions on, or redeem, purchase or acquire, or make a liquidation payment with respect to the Company’s capital stock, or make any payment of principal or interest on, or repay, repurchase or redeem any debt securities of the Company that rank equally or junior to the TRUPS Debentures. Under the terms of the preferred stock, if the Company does not pay dividends for six quarterly dividend periods (whether or not consecutive), Treasury would be entitled to appoint two members to the Company’s board of directors. Deferred payments compound for both the TRUPS Debentures and preferred stock. Although these expenses will be accrued on the consolidated income statements for the Company, deferring these interest and dividend payments will preserve approximately $477,000 per quarter in cash for the Company. Notwithstanding the pending deferral of interest and dividend payments, the Company fully intends to meet all of its obligations to the Treasury and holders of the TRUPS Debentures as quickly as it is prudent to do so.

11. New Accounting Pronouncements:
In December 2007, FASB revised FASB ASC 805, Business Combinations. FASB ASC 805 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquired entity and the goodwill acquired. Furthermore, acquisition-related and other costs will now be expensed rather than treated as cost components of the acquisition. FASB ASC 805 also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The revision to this guidance applies prospectively to business combinations for which the acquisition date occurs on or after January 1, 2009. We do not expect the adoption of revised FASB ASC 805 will have a material impact on our consolidated financial statements as related to business combinations consummated prior to January 1, 2009. The adoption of these revisions will increase the costs charged to operations for acquisitions consummated on or after January 1, 2009.
In December 2007, FASB amended FASB ASC 810, Consolidation. This amendment establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The standard also requires additional disclosures that clearly identify and distinguish between the interest of the parent’s owners and the interest of the noncontrolling owners of the subsidiary. This statement is effective on January 1, 2009 for the Company, to be applied prospectively. The impact of adoption did not have a material impact on the Company’s consolidated financial statements.
In June 2008, FASB amended FASB ASC 260, Earnings per Share. This amendment concluded that nonvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This amendment is effective for fiscal years beginning after December 15, 2008, to be applied retrospectively. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
In January 2009, FASB amended FASB ASC 325-40, Investments—Other. This amendment addressed certain practice issues related to the recognition of interest income and impairment on purchased beneficial interests and beneficial interests that continue to be held by a transferor in securitized financial assets, by making its other-than-temporary impairment (“OTTI”) assessment guidance consistent with FASB ASC 320, Investments—Debt and Equity Securities. The amendment removes the reference to the consideration of a market participant’s estimates of cash flows and instead requires an assessment of whether it is probable, based on current information and events, that the holder of the security will be unable to collect all amounts due according to the contractual terms. If it is probable that there has been an adverse change in estimated cash flows, an OTTI is deemed to exist, and a corresponding loss shall be recognized in earnings equal to the entire difference between the investment’s carrying value and its fair value at the balance sheet date of the reporting period for which the assessment is made. This amendment became effective for interim and annual reporting periods ending after December 15, 2008, and is applied prospectively. The impact of adoption did not have a material impact on the Company’s consolidated financial statements.
In April 2009, FASB amended FASB ASC 820, Fair Value Measurements and Disclosures, to address issues related to the determination of fair value when the volume and level of activity for an asset or liability has significantly decreased, and identifying transactions that are not orderly. The revisions affirm the objective that fair value is the price that would be received to sell an asset in an orderly transaction (that is not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions, even if the market is inactive. The amendment provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have decreased significantly. It also provides guidance on identifying circumstances that indicate a transaction is not orderly. If determined that a quoted price is distressed (not orderly), and thereby not representative of fair value, the entity may need to make adjustments to the quoted price or utilize an alternative valuation technique (e.g. income approach or multiple valuation techniques) to determine fair value. Additionally, an entity must incorporate appropriate risk premium adjustments, reflective of an orderly transaction under current market conditions, due to uncertainty in cash flows. The revised guidance requires disclosures in interim and annual periods regarding the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. It also requires financial institutions to disclose the fair values of investment securities by major security type. The changes are effective for the interim reporting period ending after June 15, 2009, but could have been applied to interim and annual periods ending after March 15, 2009. The Company did early adopt the FSPs effective January 1, 2009 and it resulted in a portion of other-than-temporary impairment being recorded in other comprehensive income instead of earnings in the amount of $1.5 million for the three months ended March 31, 2009. and are to be applied prospectively.
In April 2009, FASB revised FASB ASC 320, Investments—Debt and Equity Securities, to change the OTTI model for debt securities. Previously, an entity was required to assess whether it has the intent and ability to hold a security to recovery in determining whether an impairment of that security is other-than-temporary. If the impairment was deemed other-than-temporarily impaired, the investment was written-down to fair value through earnings. Under the revised guidance, OTTI is triggered if an entity has the intent to sell the security, it is likely that it will be required to sell the security before recovery, or if the entity does not expect to recover the entire amortized cost basis of the security. If the entity intends to sell the security or it is likely it will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If the entity does not intend to sell the security and it is not likely that the entity will be required to sell the security but the entity does not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings as an OTTI. The credit loss is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected of a security. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment loss related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, would be recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are to be presented as a separate category within OCI. For investment securities held to maturity, this amount is accreted over the remaining life of the debt security prospectively based on the amount and timing of future estimated cash flows. The accretion of the OTTI amount recorded in OCI will increase the carrying value of the investment, and would not affect earnings. If there is an indication of additional credit losses the security is reevaluated accordingly based on the procedures described above. Upon adoption of the revised guidance, the noncredit portion of previously recognized OTTI shall be reclassified to accumulated OCI by a cumulative-effect adjustment to the opening balance of retained earnings. The revisions are effective for the interim reporting period ending after June 15, 2009, but could have been applied to interim and annual periods ending after March 15, 2009. The Company did early adopt the FSPs effective January 1, 2009 and it resulted in a portion of other-than-temporary impairment being recorded in other comprehensive income instead of earnings in the amount of $1.5 million for the three months ended March 31, 2009 and are to be applied prospectively.
In April 2009, FASB revised FASB ASC 825, Financial Instruments, to require fair value disclosures in the notes of an entity’s interim financial statements for all financial instruments, whether or not recognized in the statement of financial position. The changes are effective for the interim reporting period ending after June 15, 2009, but could have been applied to interim and annual periods ending after March 15, 2009. The Company did early adopt the FSPs effective January 1, 2009 and it resulted in a portion of other-than-temporary impairment being recorded in other comprehensive income instead of earnings in the amount of $1.5 million for the three months ended March 31, 2009. and are to be applied prospectively.
In May 2009, FASB amended FASB ASC 855, Subsequent Events. The updated guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The revisions should not result in significant changes in the subsequent events that an entity reports, either through recognition or disclosure in its financial statements. It does require disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. We adopted the provisions of this guidance for the interim period ended June 30, 2009, and the impact of adoption did not have a material impact on the Company’s consolidated financial statements.
In June 2009, FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets—an Amendment of FASB Statement No. 140. This statement has not yet been codified into the FASB ASC. SFAS No. 166 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. This statement is effective for annual reporting periods beginning after November 15, 2009, and for interim periods therein. The Company is currently evaluating the impact of the adoption of SFAS No. 166.
In June 2009, FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). This statement has not yet been codified into the FASB ASC. SFAS No. 167 eliminates FASB Interpretations 46(R) (“FIN 46(R)”) exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. SFAS No. 167 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying FIN 46(R) provisions. The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments. This statement requires additional disclosures regarding an entity’s involvement in a variable interest entity. This statement is effective for annual reporting periods beginning after November 15, 2009, and for interim periods therein. The Company is currently evaluating the impact of the adoption of SFAS No. 167.

In June 2009, FASB codified FASB ASC 105, Generally Accepted Accounting Principles, to establish the FASB ASC (the “Codification”). The Codification is not expected to change U.S. GAAP, but combines all authoritative standards into a comprehensive, topically organized online database. Following this guidance, the Financial Accounting Standards Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”) to update the Codification. After the launch of the Codification on July 1, 2009 only one level of authoritative U.S. GAAP for non governmental entities will exist, other than guidance issued by the Securities and Exchange Commission. This statement is effective for interim and annual reporting periods ending after September 15, 2009. The adoption of the FASB ASC 105 did not have any impact on the Company’s consolidated financial statements, and only affects how the Company references authoritative accounting guidance going forward.
In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value. This update amends FASB ASC 820, Fair Value Measurements and Disclosure, in regards to the fair value measurement of liabilities. FASB ASC 820 clarifies that in circumstances in which a quoted price for an identical liability in an active market is not available, a reporting entity shall utilize one or more of the following techniques: i) the quoted price of the identical liability when traded as an asset, ii) the quoted price for a similar liability or a similar liability when traded as an asset, or iii) another valuation technique that is consistent with the principles of FASB ASC 820. In all instances a reporting entity shall utilize the approach that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs. Also, when measuring the fair value of a liability, a reporting entity shall not include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This update is effective for the Company in the fourth quarter of 2009. We do not expect the adoption of FASB ASU 2009-05 will have a material impact on the Company’s consolidated financial statements.
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
General
     Intermountain Community Bancorp (“Intermountain” or the “Company”) was formed as Panhandle Bancorp in October 1997 under the laws of the State of Idaho in connection with a holding company reorganization of Panhandle State Bank (the “Bank”) that was approved by the stockholders on November 19, 1997 and became effective on January 27, 1998. In June 2000, Panhandle Bancorp changed its name to Intermountain Community Bancorp.
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
     Intermountain seeks to differentiate itself by attracting, retaining and motivating highly experienced employees who are local market leaders, and supporting them with advanced technology, training and compensation systems. This approach allows the Bank to provide local marketing and decision-making to respond quickly to customer opportunities and build leadership in its communities. Simultaneously, the Bank has focused on standardizing and centralizing administrative and operational functions to improve efficiency and the ability of the branches to serve customers effectively.
Current Economic Challenges and Future Outlook
     While some encouraging economic signs emerged in the third quarter, both the national and regional economies continue to present unprecedented challenges for banking institutions. Unemployment increased throughout the Company’s footprint, but at slower rates than in prior quarters. Real estate valuations began to stabilize in some of the Company’s markets, but continued to drop in others. Borrower defaults and foreclosures remain at very high levels and are likely to do so for the next few quarters. Against this backdrop, management continued to focus on balance sheet management, and in particular, its asset quality, capital and liquidity positions, as the most critical elements.
     With the exception of the Boise-Nampa-Caldwell metropolitan statistical area, the Idaho, eastern Washington and eastern Oregon economies continue to weather the current storm better than many other parts of the country. These markets have experienced increases in unemployment rates and lower real estate valuations, but the impacts have been relatively tempered in comparison to some other areas. In contrast, the Boise area has been hit hard by a combination of rapidly increasing unemployment and excessive commercial and residential real estate inventory. As a result, many institutions operating in this market have recognized substantial losses.
     Over the longer-term, we continue to have a positive outlook about the region’s economic future, including the Boise market’s. The region’s relative economic diversity, low cost of living, attractive, low-cost business climate, and desirable quality of life should soften the worst impacts of the ongoing recession and lead to a faster, stronger recovery than in many other areas.
     Company performance during the third quarter was substantially improved from second quarter results, but continued to reflect the challenges facing the economy and financial industry. In particular, the Company experienced the following:
•	Lower interest income, largely as a result of reversals of interest on loans that were placed in non-accrual status or charged off or down during the quarter. The Company, however, also saw a decrease in interest expense, and continues to maintain a relatively low cost of interest-bearing liabilities in comparison to its peer group.
•	Lower, but still elevated, provisions for loan losses as a result of high default rates, declining collateral valuations, and aggressive problem loan identification, workout and liquidation efforts. Third quarter chargeoffs largely reflected losses that were identified and reserved for in the second quarter.
•	Continuing high FDIC insurance, loan collection and OREO expenses, offsetting ongoing expense improvements the Company is making.
     Company management continues to respond to the market conditions by reducing balance sheet risk, improving control over controllable expenses and engaging in extensive customer communication, marketing and education efforts. The Company has been particularly successful in garnering deposit growth over the past year while simultaneously reducing funding costs in a highly competitive deposit environment.
     Although encouraged by signs that certain markets may be stabilizing, we anticipate that both the national and regional economy will remain very challenging in the near future. As such, we do not anticipate a rapid return to high levels of industry or Company profitability for the next few quarters. We continue to believe, however, that long-term opportunities will arise for institutions that position themselves to capitalize on them, and we are taking such steps. In particular, we continue to be “well-capitalized” for regulatory purposes and have solid liquidity, we’re balancing deposit-growth efforts with reductions in our cost of funds, and we’re increasing our already strong leadership positions in the communities we serve. Through our corporate-wide initiative, Powered by

Community, we’re leading numerous efforts designed to foster economic growth in our communities and create business development opportunities for the Bank. We also continue to focus on improving our internal business processes, with the joint goal of enhancing our customers’ experience and reducing costs. Initiatives already implemented have improved our deposit volumes and customer experience metrics while simultaneously resulting in decreased compensation costs. A number of additional initiatives are scheduled for implementation through the balance of this year and next.
     In this environment, the most significant risks to the Company remain additional credit portfolio deterioration, and potential capital and liquidity pressures. The ongoing recession and increasing unemployment rates will undoubtedly continue to have a negative impact on the credit portfolio during the coming year, leading to elevated customer default levels. Relative loss levels will also be high, as collateral values remain pressured. Management has responded to the credit pressures by maintaining solid loan loss reserve and capital levels, tightening underwriting and loan pricing standards, and shifting additional resources to assist in this area. The Company’s best talent is focused on managing our credit portfolio through this very challenging period.
     Liquidity risk for the Company could arise from the inability of the Bank to meet its short-term obligations, particularly deposit withdrawals by customers, reductions in repurchase agreement balances by municipal customers, and restrictions on brokered certificates of deposit or other borrowing facilities. Company management has implemented a number of actions to reduce liquidity exposure, including: (1) enhancing its liquidity monitoring system; (2) maintaining a high level of liquid cash instruments and marketable or pledgeable securities on its balance sheet; (3) enhancing its deposit-gathering efforts; (4) communicating frequently and openly with both internal staff and external customers about the financial position, management strategy and future outlook for the Bank; (5) participating in the U.S. Treasury’s Capital Purchase Program; and (6) expanding its access to other liquidity sources, including the Federal Home Loan Bank and the Federal Reserve. These actions have strengthened the Company’s current on- and off-balance sheet liquidity considerably and positioned it well to face the ongoing economic challenges.
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
     Income Recognition. Intermountain recognizes interest income by methods that conform to general accounting practices within the banking industry. In the event management believes collection of all or a portion of contractual interest on a loan has become doubtful, which generally occurs after the loan is 90 days past due or because of other borrower or loan indications, Intermountain discontinues the accrual of interest and reverses any previously accrued interest recognized in income deemed uncollectible. Interest received on nonperforming loans is included in income only if recovery of the principal is reasonably assured. A nonperforming loan is restored to accrual status when it is brought current or when brought to 90 days or less delinquent, has performed in accordance with contractual terms for a reasonable period of time, and the collectability of the total contractual principal and interest is no longer in doubt.
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
     Management believes the allowance for loan losses was adequate at September 30, 2009. While management uses available information to provide for loan losses, the ultimate collectability of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions and other relevant factors. A further slowdown in economic activity could adversely affect cash flows for both commercial and individual borrowers, as a result of which the Company could experience increases in nonperforming assets, delinquencies and losses on loans.
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
     Management evaluates investment securities for other-than-temporary declines in fair value on a periodic basis. If the fair value of investment securities falls below their amortized cost and the decline is deemed to be other-than-temporary, the securities fair value will be analyzed based on market conditions and expected cash flows on the investment security. The company calculates a credit loss charge against earnings by subtracting the estimated present value of estimated future cash flows on the security from its amortized cost. At September 30, 2009, residential mortgage-backed securities included a security comprised of a pool of mortgages with a remaining unpaid balance of $3.8 million. Due to the lack of an orderly market for the security, its fair value was determined to be $2.8 million at September 30, 2009 based on analytical modeling taking into consideration a range of factors normally found in an orderly market. Of the $1.7 million unrealized loss on the security, based on an analysis of projected cash flows, a total of $442,000 has been charged to earnings as a credit loss in 2009, including $244,000 in the first quarter and $198,000 in the third quarter. The remaining $1.3 million was recognized in other comprehensive income.. See Notes to Consolidated Financial Statements, notes 2 and 9 for more information on the other-than-temporary impairment and the calculation of fair or carrying value for the investment securities. Charges to income could occur in future periods due to a change in management’s intent to hold the investments to maturity, a change in management’s assessment of credit risk, or a change in regulatory or accounting requirements.
     Goodwill and Other Intangible Assets. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible elements in the business acquired. Intermountain’s goodwill relates to value inherent in the banking business and the value is dependent upon Intermountain’s ability to provide quality, cost-effective services in a competitive market place. As such, goodwill value is supported ultimately by revenue that is driven by the volume of business transacted. A decline in earnings as a result of a lack of growth or the inability to deliver cost-effective services over sustained periods can lead to impairment of goodwill that could adversely impact earnings in future periods. Goodwill is not amortized, but is subjected to impairment analysis each December. In addition, generally accepted accounting principles require an impairment analysis to be conducted any time a “triggering event” occurs in relation to goodwill. Management believes that the significant market disruption in the financial sector and the declining market valuations experienced over the past year created a “triggering event.” As such, management conducted an interim evaluation of the carrying value of goodwill in September 30, 2009. As a result of this analysis, no impairment was considered necessary as of September 30, 2009. Major assumptions used in determining impairment were projected increases in future income, sales multiples in determining terminal value and the discount rate applied to future cash flows. However, future events could cause management to conclude that Intermountain’s goodwill is impaired, which would result in the recording of an impairment loss. Any resulting impairment loss could have a material adverse impact on Intermountain’s financial condition and results of operations. Other intangible assets consisting of core-deposit intangibles with definite lives are amortized over the estimated life of the acquired depositor relationships. At September 30, 2009, the carrying value of the Company’s goodwill and core deposit intangible was $11.7 million and $472,000, respectively.
     Real Estate Owned. Property acquired through foreclosure of defaulted mortgage loans is carried at the lower of cost or fair value less estimated costs to sell. At the applicable foreclosure date, other real estate owned is recorded at fair value of the real estate, less the costs to sell the real estate. Subsequently, other real estate owned, is carried at the lower of cost or fair value, and is periodically re-assessed for impairment based on fair value at the reporting date. Development and improvement costs relating to the property are capitalized to the extent they are deemed to be recoverable.
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
     Fair Value Measurements. ASC 820-10 (formerly SFAS 157 establishes a standard framework for measuring fair value in GAAP, clarifies the definition of “fair value” within that framework, and expands disclosures about the use of fair value measurements. A number of valuation techniques are used to determine the fair value of assets and liabilities in Intermountain’s financial statements. These include quoted market prices for securities, interest rate swap valuations based upon the modeling of termination values adjusted for credit spreads with counterparties and appraisals of real estate from independent licensed appraisers, among other valuation techniques. Fair value measurements for assets and liabilities where there exists limited or no observable market data are based primarily upon estimates, and are often calculated based on the economic and competitive environment, the characteristics of the asset or liability and other factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. Additionally, there are inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values. Significant changes in the aggregate fair value of assets and liabilities required to be measured at fair value or for impairment will be recognized in the income statement under the framework established by GAAP. If impairment is determined, it could limit the ability of Intermountain’s banking subsidiaries to pay dividends or make other payments to the Holding Company. See Note 9 to the Consolidated Financial Statements for more information on fair value measurements.
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

Results of Operations
     Overview. Intermountain recorded a net loss to common stockholders of $2.7 million, or $0.32 per diluted share for the three months ended September 30, 2009, compared with a net loss of $11.4 million or $1.37 per diluted share for the second quarter of 2009 and net income of $226,000 or $0.03 per diluted share, for the three months ended September 30, 2008. Intermountain recorded a net loss to common stockholders of $14.6 million, or $1.75 per diluted share, for the nine months ended September 30, 2009, compared with net income of $4.1 million, or $0.49 per diluted share, for the nine months ended September 30, 2008. The smaller loss over the sequential quarter primarily reflects a smaller loan loss provision, as the Company’s assessment of its credit portfolio required a much smaller charge to earnings than its second quarter provision. Still, results for the comparative nine-month periods reflect much higher loss provisions in 2009, as well as decreased net interest income from reduced loan volume and increased nonperforming assets, and increased credit expenses and FDIC assessments.
     The annualized return on average assets (“ROA”) was -0.82%, -4.02%, and 0.09% for the three months ended September 30, 2009, June 30, 2009 and September 30, 2008, respectively, and -1.64% and 0.53% for the nine months ended September 30, 2009 and 2008, respectively. The annualized return on average common equity (“ROE”) was -14.49, -58.2%, and 1.01% for the three months ended September 30, 2009, June 30, 2009 and September 30, 2008, respectively, and -24.8% and 6.1% for the nine months ended September 30, 2009 and 2008, respectively.
     While substantially better than second quarter 2009 results, the Company’s 2009 third quarter and year-to-date results continue to reflect extremely challenging economic and credit conditions, which have put pressure on both revenue and expense streams. In response to this adverse environment, management continues to focus on strong balance sheet management, particularly in maintaining a “well-capitalized” designation for regulatory purposes and strong liquidity. Some of its actions, including the maintenance of excess funds in relatively low-yielding cash equivalent and investment securities, the reduction in its loan portfolio, and the maintenance of elevated loss reserves have negative impacts on earnings to common stockholders in the short-term, but provide a foundation from which we expect to recover and grow when economic conditions improve. In addition, the Company expects that its strong focus on balancing local deposit growth with reducing funding costs will enhance future opportunities when rates increase and higher levels of customer borrowing demand return.
     Net Interest Income. The most significant component of earnings for the Company is net interest income, which is the difference between interest income from the Company’s loan and investment portfolios, and interest expense from deposits, repurchase agreements and other borrowings. During the three months ended September 30, 2009, June 30, 2009 and September 30, 2008, net interest income was $9.7 million, $10.2 million, and $11.1 million, respectively. During the nine months ended September 30, 2009 and 2008, net interest income was $29.8 million and $33.6 million, respectively. The reduction in net interest income from the prior quarter primarily reflects reversals and forgone interest on loans that were placed in non-accrual status or written down in the third quarter. Nine-month comparables are impacted by interest reversals as well, but also include the impacts of a more conservative, lower-yielding asset mix and overall reductions in market rates since the third quarter of last year.
     Average interest-earning assets increased by 1.2% to $980.6 million for the three months ended September 30, 2009, compared to $968.9 million for the three months ended September 30, 2008. The growth was driven by an increase in average investments and cash of $77.5 million or 45.6% over the three month period in 2008, offset by a decrease of $65.9 million or 8.2% in average loans. For the nine months ended September 30, 2009, average interest-earning assets increased 4.6%, or $43.7 million compared to the same period in 2008. During this period, average loans decreased $36.0 million while investments and cash increased $79.7 million. Loan volumes continued to reflect paydowns and write-downs of existing loan balances, and a downturn in loan originations caused by the slowing economy, lower demand and tighter underwriting standards. The increase in investments and cash resulted from strong deposit growth and the Company’s decision to place the additional funding in short-term investments and cash equivalents to enhance liquidity.
     Average interest-bearing liabilities increased by 1.4% or $13.4 million, including $62.7 million or 8.2% growth in average deposits, which offset a $49.3 million or 25.4% decrease in FHLB advances and other borrowings for the three month period ended September 30, 2009 compared to September 30, 2008. For the nine months ended September 30, 2009, average interest-bearing liabilities increased 3.9% or $36.8 million compared to the nine months ended September 30, 2008, fueled by growth in average deposits of $71.6 million, or 9.7%. Increases in average deposits compared to both prior periods primarily reflected deposit growth from the Bank’s local markets as branch staff successfully acquired additional customer balances.
     The positive impacts of increases in earning assets over the past year were more than offset by declines in the net interest margin. Net interest spread during the three months ended September 30, 2009, June, 2009, and September 30, 2008 equaled 3.90%, 4.08%, and 4.54%, respectively. Net interest margin was 3.91% for the three months ended September 30, 2009, a 0.20% decrease from the three months ended June 30, 2009 and a 0.65% decrease from the same period last year. Net interest margins for the nine months ended September 30, 2009 and September 30, 2008 were 4.02% and 4.74%, respectively. Comparative margin results continue to be negatively impacted by forgone and reversed interest on non-performing loans, lower market interest rates, and the shift to a more conservative asset mix.
     While growing deposits, the Company has continued to focus on lowering its cost of funds. The cost of funds on interest-bearing liabilities dropped from 2.06% to 1.61% for the comparable three-month periods of last year and this year and from 2.22% to 1.74% for the comparable nine-month periods. The Company has sought to manage liability costs carefully, and its cost of funds continues to be at the low end of its peer group. As a result of these efforts and continuing stronger asset yields, the Company’s net interest spread and margin remain near the top of its peer group.
     Given the current economic conditions, the Company believes that non-accrual loans and conservative asset management will continue to negatively impact the net interest margin. However, declining funding costs and stabilizing market interest rates should offset some or all of these impacts. As such, management is focusing on building a balance sheet and core customer base to sustain the current margin, and prepare for resumption of more normal economic and rate conditions in the future.
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
     The provision for losses on loans totaled $3.8 million for the three months ended September 30, 2009, compared to a provision of $18.7 million for the three months ended June 30, 2009, and $2.5 million for the three months ended September 30, 2008. For the comparative nine-month periods, the provision totaled $25.2 million in 2009 versus $4.9 million in 2008 reflecting an increase in net charge-offs of $20.4 million for the same periods, respectively. The following table summarizes provision and loan loss allowance activity for the periods indicated.

	Nine months ended September 30,
	2009	2008
	(Dollars in thousands)
Balance at January 1	$16,433	$11,761
Provision for losses on loans	25,210	4,872
Amounts written off, net of recoveries	(24,030)	(3,600)

Allowance — loans, September 30	17,613	13,033
Allowance — unfunded commitments, January 1	14	18
Adjustment	164	(10)

Allowance — unfunded commitments, September 30	178	8

Total credit allowance including unfunded commitments	$17,791	$13,041

     The loan loss allowance to total loans ratio was 2.46% at September 30, 2009, compared to 3.31% at June 30, 2009 and 1.67% at September 30, 2008, respectively. Third quarter net chargeoffs totaled $10.4 million compared to $11.8 million for the three months ended June 30, 2009, and $2.3 million for the three months ended September 30, 2008. Third quarter charge-offs primarily reflect write downs in the southwestern Idaho (Treasure Valley and Valley County) residential construction and development portfolio that were identified and reserved for in the preceding quarter. At the end of the quarter, the allowance for loan loss totaled 78.9% of nonperforming loans compared to 65.6% of nonperforming loans a year ago. At June 30, 2009 the allowance totaled 88.4% of nonperforming loans. Management believes the current level of loan loss allowance is adequate for the balance and the mix of the loan portfolio at this time.
     Residential land and construction assets continue to comprise most of the nonperforming loans and OREO totals, reflecting the weakness in the housing market. The geographic breakout of the nonperforming loans below reflects the stronger market presence the Company holds in Northern Idaho and Eastern Washington and reductions in non-performing assets in the greater Boise market through property sales and loan writedowns already booked. The following table summarizes nonperforming assets (“NPA”) by geographic region.

				Southwest
NPA by location	North Idaho			Idaho,
September 30, 2009	— Eastern	Magic Valley	Greater Boise	excluding
(Dollars in thousands)	Washington	Idaho	Area	Boise-Oregon	Other	Total
Commercial	$2,903	$350	$516	$190	$—	$3,959	10.8%
Commercial real estate	2,051	1,149	402	9	32	3,643	9.9%
Commercial construction, including all land development loans	2,267	2,355	4,163	1,675	2,875	13,335	36.3%
Multifamily	—	188	—	—	—	188	0.5%
Residential real estate	2,278	149	1,668	984	103	5,182	14.1%
Residential construction	9,401	—	914	—	—	10,315	28.1%
Consumer	52	28	21	1	—	102	0.3%

Total	$18,952	$4,219	$7,684	$2,859	$3,010	$36,724	100.0%

Percent of total NPA	51.6%	11.5%	20.9%	7.8%	8.2%	100.0%
     For comparative purposes to the table above, the Company’s loan portfolio is spread throughout its market area, with about 50% of the portfolio in north Idaho and eastern Washington based on branch of origin, 18% in southwest Idaho and eastern Oregon, 14% in the greater Boise area, and 8% in the Magic Valley area of southern Idaho. Generally, North Idaho, Spokane and the Magic Valley economies and real estate markets have remained stronger than the Boise areas so far in this downturn. Much of the Company’s portfolio in southwestern Idaho is resident in the ‘Tri-County’ area along the border of Idaho and Oregon, which are largely agribusiness communities, and are doing relatively well.
     Information with respect to non-performing loans, classified loans, troubled debt restructures, non-performing assets, and loan delinquencies is as follows (dollars in thousands):

	Loan Quality
	September 30,	June 30,	December 31,
	2009	2009	2008
	(dollars in thousands)
Loans past due in excess of 90 days and still accruing	$471	$2,966	$913
Non-accrual loans	21,858	24,532	26,365

Total non-performing loans	22,329	27,498	27,278
OREO	14,395	13,650	4,541

Total non-performing assets (“NPA”)	$36,724	$41,148	$31,819

Classified loans(1)	$93,768	$91,986	$53,847
Troubled debt restructured loans (2)	$38,063	$30,357	$13,424

(1)	Classified loan totals are inclusive of non-performing loans and may also include troubled debt restructured loans, depending on the grading of these restructured loans.

(2)	Loans restructured and in compliance with modified terms; excludes non-accrual loans

Non-accrual loans as a percentage of net loans receivable	3.13%	3.45%	3.50%
Total non-performing loans as a % of net loans receivable	3.19%	3.87%	3.62%
Total NPA as a % of loans receivable	5.25%	5.79%	4.23%
Allowance for loan losses (“ALLL”) as a % of non-performing loans	78.9%	88.4%	60.2%
Total NPA as a % of total assets	3.47%	3.73%	2.88%
Total NPA as a % of tangible capital + ALLL (“Texas Ratio”)	35.63%	37.17%	27.75%
Loan delinquency ratio (30 days and over)	1.48%	2.10%	0.90%
     The $21.9 million balance in non-accrual loans as of September 30, 2009 consists primarily of residential land, subdivision and construction loans where repayment is primarily reliant on selling the asset. The Company has evaluated the borrowers and the collateral underlying these loans and determined the probability of recovery of the loans’ principal balance. Given the volatility in the current housing market, the Company continues to monitor these assets closely and revalue the collateral on a frequent and periodic basis. This re-evaluation may create the need for additional write-downs or additional loss reserves on these assets. The balance of non-accrual loans was $24.5 million and $26.4 million as of June 30, 2009 and December 31, 2008, respectively.
     Residential land and construction assets continue to comprise most of the non-performing loan and other real estate owned totals, reflecting the ongoing severe weakness in the housing market. While general economic pressures are starting to impact the Company’s other loan portfolios, the effects have been minor thus far. Given projected increases in unemployment and continuing economic weakness, we anticipate elevated levels of problem assets to continue for the next several quarters. In response, the Company has shifted executive management focus and added skilled and experienced collection resources to manage the portfolio, with a continued focus on identifying and resolving problem loans as quickly as possible. As troubled loans arise, management is analyzing current and projected conditions and working closely with borrowers to evaluate carefully whether to try to avoid liquidation or begin the process of liquidation. Management also continues to execute on its problem asset disposition strategy to reduce its balance of classified assets in an expeditious but orderly fashion. Given the worsening economic forecast, some level of heightened loss activity is likely to continue, but based on its internal analysis, including stress testing of its portfolio under differing economic scenarios, management continues to believe that its current level of loan loss reserves and capital can withstand credit losses well in excess of those reasonably anticipated.
     Internally classified loans also appear to have stabilized during the third quarter. At September 30, Intermountain’s total internally classified loans were $93.8 million, compared with $92.0 million at June 30, 2009 and $53.8 million at December 31, 2008. Classified loans are loans for which management believes it may experience some problems in obtaining repayment under the contractual terms of the loan. However, categorizing a loan as classified does not necessarily mean that the Company will experience any or significant loss of expected principal or interest.
     As a result of the decrease in non-performing loans, non-performing assets as a percentage of total assets and tangible equity plus the loan loss allowance improved in the third quarter. Non-performing assets comprised 3.5% of total assets at September 30, 2009, and 3.7% and 2.9% at June 30, 2009 and December 31, 2008, respectively. Non-performing assets to tangible equity plus the loan loss allowance (the “Texas Ratio”) equaled 35.6% at September 30, 2009 versus 37.2% at June 30, 2009 and 27.8% at December 31, 2008. The 30-day and over loan delinquency rate also improved in the third quarter and stood at 1.48% at September 30, 2009, versus 2.10% at June 30, 2009, and 0.90% at December 31, 2008. Management continues to focus its efforts on managing down the level of non-performing assets, classified loans and delinquencies.
     Other Income. Total other income was $3.1 million, $2.7 million, and $3.0 million for the three months ended September 30, 2009, June 30, 2009, and September 30, 2008, respectively. Total other income was $9.3 million and $11.0 million for the nine months ended September 30, 2009 and 2008, respectively.
     Fees and service charges in the third quarter increased by $55,000 from the sequential quarter, as deposit account activity picked up from the very low levels experienced in the second quarter. The third quarter amount was still $32,000 lower than the quarter ended September 30, 2008, as the recession continued to take a toll on transaction and overdraft fees. Fees and service charges for the nine-month period ended September 30, 2009 totaled $5.5 million versus $5.8 million for the same period last year, primarily reflecting the significant slowdown in consumer transaction activity. The Company continues to implement new products and enhanced training to boost its fee income.
     Loan related fee income decreased by $141,000, or 18.4%, for the three months ended September 30, 2009 compared to one year ago and by $236,000, or 11.4%, for the nine months ended September 30, 2009 compared to one year ago due to lower mortgage loan sale volumes and smaller gains on each loan. Income from bank-owned life insurance increased over both periods, but secured credit card contract income continued to decline in 2009 as credit-wary borrowers further reduced credit card application volumes.
     The Company recognized $500,000 in gains on securities transactions during the third quarter, which more than offset the additional $198,000 credit loss impairment on the private mortgage-backed security on which it had recognized an other-than-temporary- impairment (“OTTI”) during the first quarter of 2009.
     Operating Expenses. Operating expense for the third quarter of 2009 totaled $13.0 million, an increase of $289,000 over the sequential quarter and an increase of $1.5 million over third quarter 2008. Operating expense for the nine months ended September 30, 2009 totaled $36.4 million, an increase of $3.1 million, or 9.2% over the same period one year ago. The increases in operating expense reflect higher FDIC insurance premium expense, higher credit-related costs, and additional writedowns on the Company’s other real estate owned (“OREO”) portfolio.

     Salaries and employee benefits expense for the three months ended September 30, 2009 decreased $773,000, or 12.0% compared to the same period one year ago. For the first nine months of 2009, compensation and benefits expense decreased $1.9 million, or 10.0% below the comparable period in 2008, even with a reversal of $640,000 in executive compensation expense in second quarter 2008 related to the termination of an executive bonus plan. Salary and compensation expense for the nine months ended September 30, 2008 would have been $2.5 million, or 13% lower for the nine-month comparative period if the $640,000 salary reversal had not taken place in the second quarter of 2008. Efforts to control compensation expense continue in 2009, as the Company has suspended salary increases for executives and officers, maintained a hiring freeze and reduced other compensation plans. At September 30, 2009, full-time-equivalent employees totaled 412, compared with 442 at September 30, 2008.
     Occupancy expenses were $1.8 million for the three months ended September 30, 2009, a 0.3% increase compared to June 30, 2009 and a 9.5% decrease compared to September 30, 2008. The decrease over last year reflects reduced hardware, software, and equipment purchasing activity, as previous infrastructure investments made have enhanced efficiency and reduced the need for additional purchasing activity. Occupancy expenses were $5.6 million for the nine months ended September 30, 2009, a 0.1% decrease compared to September 30, 2008.
     Per its original plan, the Company sold the Sandpoint Center, its Company headquarters, in August 2009 to a third party in order to reduce debt and increase the Company’s future flexibility. The building was sold for $24.8 million with financing provided by Panhandle State Bank. Because of the non-recourse financing terms offered by Panhandle State Bank, the lease is treated as an operating lease utilizing the financing method for accounting purposes. Consequently, there was no gain recognized at the time of the transaction and the building will remain on the consolidated financial statements with depreciation and interest expense recognized over the life of the lease. Panhandle State Bank executed an agreement to lease the building from the purchaser for an initial lease amount of $1.6 million per year with an initial term of 20 years with three successive PSB options to extend the lease for an additional 10 years each. Utilizing the financing method, the Company will record approximately $444,000 in depreciation expense and $652,000 in interest expense for the first year of the lease.
     Other expenses increased $5.0 million for the nine month period over the same period last year. The increase primarily consists of $1.4 million in additional FDIC insurance expense and $2.7 million additional expense related to the Company’s Other Real Estate Owned (“OREO”) portfolio. Of the $1.4 million of increased FDIC insurance, $475,000 represents the accrual of the FDIC’s special assessment which was paid on September 30, 2009. The OREO increase is a combination of carrying expenses and additional property write-downs to reflect updated valuations. Other expenses increased $1.9 million for the three month period over the same period last year, reflecting a $264,000 increase in FDIC insurance expense, and $1.5 million in additional OREO write-downs and expenses. Both the three-month and nine-month totals for 2009 also include $324,000 in non-recurring expenses related to the sale of the Sandpoint Center.
     Credit-related and FDIC expense increases have offset the significant efforts the Company has made to reduce expenses in other areas, particularly salary and benefits, advertising, printing, supply, travel and consulting and other expenses.
     The Company’s efficiency ratio was 101.5% for the three months ended September 30, 2009, compared to 98.1% for the three months ended June 30, 2009 and 80.9% for the three months ended September 30, 2008. For the nine-month period, the Company’s efficiency ratio increased to 93.1% in 2009 compared to 74.6% in 2008. The Company has been executing strategies to reduce controllable expenses to improve efficiency. However, flat asset growth, decreases in the net interest margin and fee income, and substantially higher credit-related expenses and FDIC insurance premiums have hampered efficiency gains. With economic conditions likely to remain challenging in the near future, company management plans to execute more aggressive efficiency and cost-cutting efforts. Management anticipates that as it completes the action plans developed under prior initiatives and undertakes its new plans, the Company’s efficiency and expense ratios will improve. Stabilization and improvement in economic conditions in the future will also improve efficiency, as credit-related costs subside.
     Income Tax Provision. Intermountain recorded federal and state income tax benefits of $1.7 million and $7.4 million for the three months ended September 30, 2009 and June 30, 2009, respectively and a tax provision of $2,000 for the three months ended September 30, 2008. Intermountain recorded federal and state income tax benefit of $9.1 million for the nine months ended September 30, 2009 and a tax provision of $2.3 million for the nine months ended September 30, 2008. The effective tax rates used to calculate the tax benefit were (43.2%) and (40.3%) for the quarters ending September 30, 2009, and June 30, 2009, respectively, and the tax rate used to calculate the tax provision was 0.88% for the quarter ending September 30, 2008. The effective tax rate used to calculate the tax benefit was (40.6%) for the nine months ended September 30, 2009, compared to a 35.6% effective tax rate used to calculate the provision for the nine months ended September 30, 2008. The substantial change in the tax benefit and effective tax rate over the periods last year reflects the pre-tax losses experienced in 2009.
     Intermountain uses an estimate of future earnings, and an evaluation of its loss carryback ability and tax planning strategies to determine whether or not the benefit of its net deferred tax asset will be realized. At September 30, 2009, the Company assessed whether it was more likely than not that it would realize the benefits of its deferred tax asset and determined that the benefits of its deferred tax asset would more than likely be realized.
Financial Position
     Assets. At September 30, 2009, Intermountain’s assets were $1.06 billion, down $47.0 million from $1.11 billion at December 31, 2008. During this period, increases in investments available-for-sale were offset by decreases in cash and cash equivalents and loans receivable. Given the challenging economic climate, the Company continues to manage its balance sheet cautiously, limiting asset growth and shifting the mix from loans to more conservative and liquid investments.
     Investments. Intermountain’s investment portfolio at September 30, 2009 was $198.3 million, an increase of $30.8 million from the December 31, 2008 balance of $167.5 million. The increase was primarily due to the net purchase of agency-guaranteed mortgage backed securities (“MBS”). Funds for this increase were provided by a decrease in federal funds balances as the Company moved lower yielding federal funds balances to higher yielding short-term available-for-sale investments. During the nine months ended September 30, 2009, the Company sold $25.9 million in investment securities resulting in a $1.5 million pre-tax gain, while simultaneously positioning the portfolio to perform better in unchanged or rising rate environments. As of September 30, 2009, the balance of the unrealized loss on investment securities, net of federal income taxes, was $4.6 million, compared to an unrealized loss at December 31, 2008 of $4.9 million. Illiquid markets for some of the Company’s securities, and increasing long-term interest rates produced the unrealized loss for both periods.
     During the first quarter of 2009, the Company recorded an other-than-temporary impairment (“OTTI”) of $1,751,000 on one non-agency guaranteed mortgage-backed security. Of the total $1,751,000 OTTI, $244,000 was related to potential credit losses, and under accounting guidance, was charged against earnings. The remaining $1,507,000 reflects non-credit value impairment and was charged against the Company’s other comprehensive income and reported capital on the balance sheet. The Company recorded an additional $198,000 credit loss impairment in the third quarter of 2009, reducing the non-credit value impairment to $1.3 million. At this time, the Company anticipates holding the security until its value is recovered or until maturity, and will continue to adjust its other comprehensive income and capital position to reflect the security’s current market value. The Company calculated the credit loss charge against earnings by subtracting the estimated present value of future cash flows on the security from its amortized cost. See Notes 2 and 9 of the Consolidated Financial Statements for additional information.
     Loans Receivable. At September 30, 2009 net loans receivable totaled $699.0 million, down $53.6 million or 7.12% from $752.6 million at December 31, 2008. During the nine months ended September 30, 2009, total loan originations were $322.0 million compared to $440.9 million for the prior year’s comparable period. The decline in originations from the prior year reflects slowing economic conditions, decreased borrowing demand and tighter underwriting standards. As part of its Powered By Community initiative, the Company continues to market residential and commercial lending programs to ensure the credit needs of its communities are met.
     The following table sets forth the composition of Intermountain’s loan portfolio at the dates indicated. Loan balances exclude deferred loan origination costs and fees and allowances for loan losses.

	September 30, 2009		December 31, 2008
	Amount	%	Amount	%
	(Dollars in thousands)
Commercial	$222,381	31.04	$227,521	29.58
Commercial real estate	176,347	24.61	154,273	20.05
Commercial construction, includes all land development loans	74,032	10.33	84,276	10.96
Multifamily	17,938	2.50	18,617	2.42
Residential real estate	94,659	13.21	103,937	13.51
Residential construction	105,960	14.79	152,295	19.80
Consumer	19,424	2.71	23,245	3.02
Municipal	5,835	0.81	5,109	0.66

Total loans receivable	716,576	100.00	769,273	100.00

Net deferred origination fees	84		(225)
Allowance for losses on loans	(17,613)		(16,433)

Loans receivable, net	$699,047		$752,615

Weighted average yield at end of period	6.04%		6.38%

     As a result of the Company’s efforts to reduce construction and land development exposure, the Company’s commercial and residential construction portfolios have dropped from $236.6 million, or 31.4% of net loans receivable at year end 2008 to $180.0 million or 25.7% of net loans receivable at September 30, 2009. The Company continues to reduce its exposure to residential land, construction and subdivision loans by actively managing and liquidating existing loans in the portfolio and limiting new loan production. As noted before, loans in this portfolio represent most of the Company’s problem loan portfolio. Builders and developers in the Company’s southwestern Idaho markets have been particularly hard hit, as oversupply and weak economic factors have led to rapidly decreasing valuations. In contrast, land and construction loans in north Idaho and Spokane have fared better during the current downturn, but are also under some stress.
     The commercial real estate portfolio consists of a mix of owner and non-owner occupied properties, with relatively few true non-owner-occupied investment properties. The Company has lower concentrations in this segment than most of its peers, and has underwritten these properties cautiously. While tough economic conditions are increasing the risk in this portfolio, it continues to perform well with low delinquency and loss rates.
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
     Management believes that rising unemployment and declining real estate values will continue to challenge all of the Company’s loan segments in the short-term, leading to higher credit losses and costs than would be experienced in normal economic times. However, management believes that the Company’s current portfolio composition and credit management, along with its “well-capitalized” designation under applicable regulatory standards and solid liquidity position, will enable the Company to successfully navigate through the current challenges.
     The following table sets forth the composition of Intermountain’s loan originations for the periods indicated.

	Three months ended			Nine months ended
	September 30,			September 30,
	2009	2008	% Change	2009	2008	% Change
	(Dollars in thousands)
Commercial	$37,187	$48,545	(23.4)	$123,843	$173,189	(28.5)
Commercial real estate	46,432	64,898	(28.5)	97,497	198,337	(50.8)
Residential real estate	25,697	20,078	28.0	92,524	59,745	54.9
Consumer	2,196	2,695	(18.5)	7,113	8,943	(20.5)
Municipal	336	165	103.7	1,033	640	61.2

Total loans originated	$111,848	$136,381	(18.0)	$322,010	$440,854	(27.0)

     Third quarter 2009 origination results reflect declining demand in all categories except residential real estate and municipal loans. Spurred by record low rates and the federal government’s first time homebuyer credit program, residential real estate activity remained at comparatively high levels. Activity in this segment over the next few quarters will likely remain dependent on rates and the potential extension of the federal government program. Tough economic conditions and high unemployment are likely to depress borrowing demand in other segments for the next few quarters, until consumers and businesses feel more positive about the future.
     Office Properties and Equipment. Office properties and equipment decreased 3.5% to $42.8 million from $44.3 million at December 31, 2008 due primarily to depreciation recorded for the nine months ended September 30, 2009. Reflecting efficiencies gained from prior infrastructure investments, the Company has been able to reduce its hardware, software and equipment purchases.

     Per its original plan, the Company sold the Sandpoint Center, its Company headquarters, in August 2009 to a third party in order to reduce debt and increase the Company’s future flexibility. The building was sold for $24.8 million with financing provided by Panhandle State Bank. Because of the non-recourse financing terms offered by Panhandle State Bank, the lease is treated as an operating lease utilizing the financing method for accounting purposes. Consequently, there was no gain recognized at the time of the transaction and the building will remain on the consolidated financial statements with depreciation and interest expense recognized over the life of the lease. Panhandle State Bank executed an agreement to lease the building from the purchaser with an initial term of 20 years with three successive PSB options to extend the lease for an additional 10 years each.
     Other Real Estate Owned. Other real estate owned increased to $14.4 million at September 30, 2009 from $4.5 million at December 31, 2008. The increase was primarily due to increases in home, land and lot foreclosures resulting from current economic conditions. The Company continues to actively market and liquidate its OREO properties, selling $2.6 million over the first nine months of this year.
     Intangible Assets. Intangible assets decreased slightly as a result of continuing amortization of the core deposit intangible. As discussed above in the Critical Accounting Policies section, the Company again evaluated its goodwill asset in the third quarter and determined that no impairment existed at September 30, 2009.
     BOLI and All Other Assets. Bank-owned life insurance (“BOLI”) and other assets increased to $37.1 million at September 30, 2009 from $28.6 million at December 31, 2008. The increase was primarily due to increases in the net deferred tax asset, related to both increased temporary tax differences and an anticipated tax-loss carryforward resulting from the Company’s year-to-date loss.
     Deposits. Total deposits increased $48.3 million to $838.7 million at September 30, 2009 from $790.4 million at December 31, 2008, despite slowing economic conditions and competitive market conditions. The Company continues to focus on deposit growth from local customers as a critical priority in building for the future. Management has shifted resources and implemented compensation plans, promotional strategies and new products to spur local deposit growth.

     The following table sets forth the composition of Intermountain’s deposits at the dates indicated.

	September 30, 2009		December 31, 2008
	Amount	%	Amount	%
	(Dollars in thousands)
Demand	$153,271	18.3	$154,265	19.5
NOW and money market 0.0% to 5.25%	340,722	40.6	321,556	40.7
Savings and IRA 0.0% to 5.75%	80,182	9.6	78,671	9.9
Certificate of deposit accounts (CDs)	89,457	10.7	85,504	10.8
Jumbo CDs	83,774	10.0	76,935	9.8
Brokered CDs	76,136	9.0	57,956	7.3
CDARS CDs to local customers	15,123	1.8	15,525	2.0

Total deposits	$838,665	100.0	$790,412	100.0

Weighted average interest rate on certificates of deposit		2.73%		3.22%
Core Deposits as a percentage of total deposits (1)		78.4%		81.7%
Deposits generated from the Company’s market area as a % of total deposits		91.0%		92.7%

(1)	Core deposits consist of non-interest bearing checking, money market checking, savings accounts, and certificate of deposit accounts of less than $100,000.
     The Company continues to focus on balancing deposit growth with maintaining and improving its already low cost of funds. Interest bearing checking accounts and retail CD growth generated much of the growth since year end, despite lower interest rates and a competitive deposit environment. In the third quarter, the Company also purchased $20.3 million in long-term callable brokered certificates of deposit at very favorable rates, anticipating the runoff of a similar amount at much higher rates in the fourth quarter of this year. The Company’s strong local, core funding base, high percentage of checking, money market and savings balances and careful management of its brokered CD funding provide lower-cost, more reliable funding to the Company than most of its peers and add to the liquidity strength of the Bank. Growing the local funding base at a reasonable cost remains a critical priority for the Company’s management and production staff.
     The Company recently received written notification that the Company for which it holds and services deposit accounts securing credit cards issued by that company is terminating the contract, effective November 7, 2009. However, the transition timing is uncertain and management now anticipates that the resulting reduction in deposit totals and fee revenue may not occur until sometime later next year. Activity and balances under this contract have been decreasing for the last several years, and management believes that it will be able to replace the deposits and at least part of the revenue from other sources.
     Borrowings. Deposit accounts are Intermountain’s primary source of funds. Intermountain also relies upon advances from the Federal Home Loan Bank of Seattle, repurchase agreements and other borrowings to supplement its funding, reduce its overall cost of funds, and to meet deposit withdrawal requirements. These borrowings totaled $111.0 million and $195.6 million at September 30, 2009 and December 31, 2008, respectively. The decrease resulted from reductions in advances and repurchase agreements, as deposit growth replaced the need for these funds. In addition, the Company paid off $23.1 million in debt outstanding from the sale of the Sandpoint Center . See “Liquidity and Sources of Funds” for additional information.
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
     As discussed above, Intermountain uses a simulation model designed to measure the sensitivity of net interest income and net income to changes in interest rates. This simulation model is designed to enable Intermountain to generate a forecast of net interest income and net income given various interest rate forecasts and alternative strategies. The model is also designed to measure the anticipated impact that prepayment risk, basis risk, customer maturity preferences, volumes of new business and changes in the relationship between long-term and short-term interest rates have on the performance of Intermountain. Because of highly unusual current market rate conditions, the results of modeling indicate potential increases in net interest income in both a 100 and 300 basis point upward adjustment in interest rates that are higher than the guidelines established by management. In addition, potential increases in net income in a 100 and 300 basis point upward adjustment in interest rates are higher than guidelines. Because the results indicate improvements in net interest income and net income in these scenarios, and management believes there is a greater likelihood of flat or higher market rates in the future than lower rates, it perceives its current level of interest rate risk as moderate. The scenario analysis for net income has been impacted by the unusual current year operating results of the Company, which increases the impact of upward adjustments.
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
     Deposits increased to $838.7 million at September 30, 2009 from $790.4 million at December 31, 2008, primarily due to increases in certificates of deposit (“CDs”) and NOW and money market accounts. This increase, along with decreases in loan balances, offset a reduction in repurchase agreement balances outstanding. At September 30, 2009 and December 31, 2008, securities sold subject to repurchase agreements were $70.5 million and $109.0 million, respectively. The drop reflected seasonal fluctuations, reductions in municipal customer balances related to economic factors, and the movement of funds by customers to higher-yielding sources, both inside and outside the Bank. These borrowings are required to be collateralized by investments with a market value exceeding the face value of the borrowings. Under certain circumstances, Intermountain could be required to pledge additional securities or reduce the borrowings.

     During the nine months ended September 30, 2009, cash provided by investing activities consisted primarily of the decrease in Fed Funds Sold, principal payments and proceeds from the sales and maturities of available-for-sale investment securities offset by the purchase of additional available-for-sale investment securities. During the same period, cash provided by increases in demand, money market, savings accounts and certificates of deposits offset the decrease in repurchase agreements.
     Intermountain’s credit line with FHLB Seattle provides for borrowings up to a percentage of its total assets subject to general collateralization requirements. At September 30, 2009, the Company’s FHLB Seattle credit line represented a total borrowing capacity of approximately $112.8 million, of which $24.0 million was being utilized. Additional collateralized funding availability at the Federal Reserve totaled $36.2 million. Both of these collateral secured lines could be expanded more with the placement of additional collateral. Overnight-unsecured borrowing lines have been established at US Bank and Pacific Coast Bankers Bank (“PCBB”). At September 30, 2009, the Company had approximately $35.0 million of overnight funding available from its unsecured correspondent banking sources. In addition, up to $1.0 million in funding is available on a semiannual basis from the State of Idaho in the form of negotiated certificates of deposit. Correspondent banks and other financial entities provided total additional borrowing capacity of $160.1 million at September 30, 2009. As of September 30, 2009 there were no unsecured funds borrowed.
     In May 2009, the Company negotiated new loan facilities with Pacific Coast Bankers Bank to refinance the existing holding company credit line used to construct the Sandpoint Center into three longer-term, amortizing loans. In August 2009, the Company sold the Sandpoint Center to a third party, paying off the three loans with Pacific Coast Bankers Bank.
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
Capital Resources
     Intermountain’s total stockholders’ equity was $97.6 million at September 30, 2009, compared with $110.5 million at December 31, 2008. The decrease in total stockholders’ equity was primarily due to the net loss for the nine months ended September 30, 2009, and preferred stock dividends, offset by a small decrease in the unrealized loss on the investment portfolio. Stockholders’ equity was 9.2% of total assets at September 30, 2009 and 10.0% at December 31, 2008. Tangible shareholders’ equity as a percentage of tangible assets was 8.2 % for September 30, 2009 and 9.0% for December 31, 2008. Tangible common equity as a percentage of tangible assets was 5.7% for September 30, 2009 and 6.7% for December 31, 2008.
     At September 30, 2009, Intermountain had unrealized losses of $3.9 million, net of related income taxes, on investments classified as available-for-sale and $741,000 in unrealized losses on cash flow hedges, as compared to unrealized losses of $4.9 million, net of related income taxes, on investments classified as available-for-sale and $985,000 unrealized losses on cash flow hedges at December 31, 2008. Improvements in market valuations for some of the Company’s private mortgage backed securities created most of the improvement since year end, although illiquid markets for some of these securities continue to produce the overall unrealized loss. Fluctuations in prevailing interest rates and turmoil in global debt markets continue to cause volatility in this component of accumulated comprehensive loss in stockholders’ equity and may continue to do so in future periods.
     On December 19, 2008, the Company entered into a definitive agreement with the U.S. Treasury. Pursuant to this Agreement, the Company sold 27,000 shares of Preferred Stock, no par value, having a liquidation amount equal to $1,000 per share, including a warrant (“The Warrant”) to purchase 653,226 shares of the Company’s common stock, no par value, to the U.S. Treasury.
     The preferred stock qualifies as Tier 1 capital and provides for cumulative dividends at a rate of 5% per year, for the first five years, and 9% per year thereafter. The preferred stock may be redeemed with the approval of the U.S Treasury in the first three years with the proceeds from the issuance of certain qualifying Tier 1 capital or after three years at par value plus accrued and unpaid dividends. The original terms governing the Preferred Stock prohibited the Company from redeeming the shares during the first three years other than from proceeds received from a qualifying equity offering. However, subsequent legislation was passed that may now permit the Company to redeem the shares of preferred stock upon consultation between Treasury and the Company’s primary federal regulator.
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
     Intermountain and the Bank are required by applicable regulations to maintain certain minimum capital levels and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier I capital to average assets. Intermountain and the Bank plan to maintain their capital resources and regulatory capital ratios through the retention of earnings and the management of the level and mix of assets, although there can be no assurance in this regard. At September 30, 2009, Intermountain exceeded both its internal guidelines and all such regulatory capital requirements and was “well-capitalized” pursuant to Federal Financial Institutions Examination Council “FFIEC” regulations. Given current economic conditions, the Company’s internal standards call for minimum capital levels higher than those required by regulators to be considered “well capitalized.”
     The following tables set forth the amounts and ratios regarding actual and minimum core Tier 1 risk-based and total risk-based capital requirements, together with the amounts and ratios required in order to meet the definition of a “well-capitalized” institution as reported on the quarterly Federal Financial Institutions Examination Council “FFIEC” call report at September 30, 2009 (dollars in thousands).

					Well-Capitalized
	Actual		Capital Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets):
The Company	$111,049	13.11%	$67,759	8%	$84,699	10%
Panhandle State Bank	108,523	12.81%	67,774	8%	84,717	10%
Tier I capital (to risk-weighted assets):
The Company	100,373	11.85%	33,880	4%	50,819	6%
Panhandle State Bank	97,839	11.55%	33,887	4%	50,830	6%
Tier I capital (to average assets):
The Company	100,373	9.44%	42,527	4%	53,159	5%
Panhandle State Bank	97,839	9.44%	41,475	4%	51,844	5%
     During the quarter ended September 30, 2009, the Company downstreamed $7.8 million as equity to the Bank, with an additional $3.2 million downstreamed in October 2009. These amounts represent substantially all of the net proceeds from the sale of the Company’s Sandpoint Headquarters (discussed above). This equity contribution by the Company to the Bank further strengthens the Bank’s capital position and liquidity. Reflecting the Company’s ongoing strategy to prudently manage through the current economic cycle, the decision to maximize equity and liquidity at the Bank level has correspondingly reduced cash available at the parent Company. Consequently, to conserve the liquid assets of the parent Company, the Company will be deferring regularly scheduled interest payments on its outstanding Junior Subordinated Debentures related to its Trust Preferred Securities (“TRUPS Debentures”), and also deferring regular quarterly cash dividend payments on its preferred stock held by the U.S. Treasury, beginning in December 2009. The Company is permitted to defer payments of interest on the TRUPS Debentures for up to 20 consecutive quarterly periods without default. During the deferral period, the Company may not pay any dividends or distributions on, or redeem, purchase or acquire, or make a liquidation payment with respect to the Company’s capital stock, or make any payment of principal or interest on, or repay, repurchase or redeem any debt securities of the Company that rank equally or junior to the TRUPS Debentures. Under the terms of the preferred stock, if the Company does not pay dividends for six quarterly dividend periods (whether or not consecutive), Treasury would be entitled to appoint two members to the Company’s board of directors. Deferred payments compound for both the TRUPS Debentures and preferred stock. Although these expenses will be accrued on the consolidated income statements for the Company, deferring these interest and dividend payments will preserve approximately $477,000 per quarter in cash for the Company.

Notwithstanding the pending deferral of interest and dividend payments, the Company fully intends to meet all of its obligations to the Treasury and holders of the TRUPS Debentures as quickly as it is prudent to do so.
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
Tabular Disclosure of Contractual Obligations
     The following table represents the Company’s on-and-off balance sheet aggregate contractual obligations to make future payments as of September 30, 2009.

	Payments Due by Period
		Less than	1 to	Over 3 to	More than
	Total	1 Year	3 Years	5 Years	5 Years
	(Dollars in thousands)
Long-term debt(1)	$69,800	$764	$36,451	$5,375	$27,210
Short-term debt	56,033	56,033	—	—	—
Capital lease obligations	—	—	—	—	—
Operating lease obligations(2)	13,220	847	1,444	1,197	9,732
Purchase obligations(3)	254	254	—	—	—
Direct financing obligations(4)	35,360	1,635	3,270	3,352	27,103

Total	$174,667	$59,533	$41,165	$9,924	$64,045

(1)	Includes interest payments related to long-term debt agreements.

(2)	Excludes recurring accounts payable, accrued expenses and other liabilities, repurchase agreements and customer deposits, all of which are recorded on the registrant’s balance sheet. See Notes 3 and 4 of Notes to Consolidated Financial Statements.

(3)	Consists of construction contract to complete a portion of the Sandpoint Center for new tenant improvements.

(4)	Sandpoint Center Building lease payments related to direct financing transaction executed in August 2009.
New Accounting Pronouncements
In December 2007, FASB revised FASB ASC 805, Business Combinations. FASB ASC 805 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquired entity and the goodwill acquired. Furthermore, acquisition-related and other costs will now be expensed rather than treated as cost components of the acquisition. FASB ASC 805 also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The revision to this guidance applies prospectively to business combinations for which the acquisition date occurs on or after January 1, 2009. We do not expect the adoption of revised FASB ASC 805 will have a material impact on our consolidated financial statements as related to business combinations consummated prior to January 1, 2009. The adoption of these revisions will increase the costs charged to operations for acquisitions consummated on or after January 1, 2009.
In December 2007, FASB amended FASB ASC 810, Consolidation. This amendment establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The standard also requires additional disclosures that clearly identify and distinguish between the interest of the parent’s owners and the interest of the noncontrolling owners of the subsidiary. This statement is effective on January 1, 2009 for the Company, to be applied prospectively. The impact of adoption did not have a material impact on the Company’s consolidated financial statements.

In June 2008, FASB amended FASB ASC 260, Earnings per Share. This amendment concluded that nonvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This amendment is effective for fiscal years beginning after December 15, 2008, to be applied retrospectively. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
In January 2009, FASB amended FASB ASC 325-40, Investments—Other. This amendment addressed certain practice issues related to the recognition of interest income and impairment on purchased beneficial interests and beneficial interests that continue to be held by a transferor in securitized financial assets, by making its other-than-temporary impairment (“OTTI”) assessment guidance consistent with FASB ASC 320, Investments—Debt and Equity Securities. The amendment removes the reference to the consideration of a market participant’s estimates of cash flows and instead requires an assessment of whether it is probable, based on current information and events, that the holder of the security will be unable to collect all amounts due according to the contractual terms. If it is probable that there has been an adverse change in estimated cash flows, an OTTI is deemed to exist, and a corresponding loss shall be recognized in earnings equal to the entire difference between the investment’s carrying value and its fair value at the balance sheet date of the reporting period for which the assessment is made. This amendment became effective for interim and annual reporting periods ending after December 15, 2008, and is applied prospectively. The impact of adoption did not have a material impact on the Company’s consolidated financial statements.
In April 2009, FASB amended FASB ASC 820, Fair Value Measurements and Disclosures, to address issues related to the determination of fair value when the volume and level of activity for an asset or liability has significantly decreased, and identifying transactions that are not orderly. The revisions affirm the objective that fair value is the price that would be received to sell an asset in an orderly transaction (that is not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions, even if the market is inactive. The amendment provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have decreased significantly. It also provides guidance on identifying circumstances that indicate a transaction is not orderly. If determined that a quoted price is distressed (not orderly), and thereby not representative of fair value, the entity may need to make adjustments to the quoted price or utilize an alternative valuation technique (e.g. income approach or multiple valuation techniques) to determine fair value. Additionally, an entity must incorporate appropriate risk premium adjustments, reflective of an orderly transaction under current market conditions, due to uncertainty in cash flows. The revised guidance requires disclosures in interim and annual periods regarding the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. It also requires financial institutions to disclose the fair values of investment securities by major security type. The changes are effective for the interim reporting period ending after June 15, 2009, but could have been applied to interim and annual periods ending after March 15, 2009. The Company did early adopt the FSPs effective January 1, 2009 and it resulted in a portion of other-than-temporary impairment being recorded in other comprehensive income instead of earnings in the amount of $1.5 million for the three months ended March 31, 2009. and are to be applied prospectively.
In April 2009, FASB revised FASB ASC 320, Investments—Debt and Equity Securities, to change the OTTI model for debt securities. Previously, an entity was required to assess whether it has the intent and ability to hold a security to recovery in determining whether an impairment of that security is other-than-temporary. If the impairment was deemed other-than-temporarily impaired, the investment was written-down to fair value through earnings. Under the revised guidance, OTTI is triggered if an entity has the intent to sell the security, it is likely that it will be required to sell the security before recovery, or if the entity does not expect to recover the entire amortized cost basis of the security. If the entity intends to sell the security or it is likely it will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If the entity does not intend to sell the security and it is not likely that the entity will be required to sell the security but the entity does not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings as an OTTI. The credit loss is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected of a security. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment loss related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, would be recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are to be presented as a separate category within OCI. For investment securities held to maturity, this amount is accreted over the remaining life of the debt security prospectively based on the amount and timing of future estimated cash flows. The accretion of the OTTI amount recorded in OCI will increase the carrying value of the investment, and would not affect earnings. If there is an indication of additional credit losses the security is reevaluated accordingly based on the procedures described above. Upon adoption of the revised guidance, the noncredit portion of previously recognized OTTI shall be reclassified to accumulated OCI by a cumulative-effect adjustment to the opening balance of retained earnings. The revisions are effective for the interim reporting period ending after June 15, 2009, but could have been applied to interim and annual periods ending after March 15, 2009. The Company did early adopt the FSPs effective January 1, 2009 and it resulted in a portion of other-than-temporary impairment being recorded in other comprehensive income instead of earnings in the amount of $1.5 million for the three months ended March 31, 2009. and are to be applied prospectively.
In April 2009, FASB revised FASB ASC 825, Financial Instruments, to require fair value disclosures in the notes of an entity’s interim financial statements for all financial instruments, whether or not recognized in the statement of financial position. The changes are effective for the interim reporting period ending after June 15, 2009, but could have been applied to interim and annual periods ending after March 15, 2009. The Company did early adopt the FSPs effective January 1, 2009 and it resulted in a portion of other-than-temporary impairment being recorded in other comprehensive income instead of earnings in the amount of $1.5 million for the three months ended March 31, 2009. and are to be applied prospectively.
In May 2009, FASB amended FASB ASC 855, Subsequent Events. The updated guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The revisions should not result in significant changes in the subsequent events that an entity reports, either through recognition or disclosure in its financial statements. It does require disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. We adopted the provisions of this guidance for the interim period ended June 30, 2009, and the impact of adoption did not have a material impact on the Company’s consolidated financial statements.
In June 2009, FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets—an Amendment of FASB Statement No. 140. This statement has not yet been codified into the FASB ASC. SFAS No. 166 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. This statement is effective for annual reporting periods beginning after November 15, 2009, and for interim periods therein. The Company is currently evaluating the impact of the adoption of SFAS No. 166.
In June 2009, FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). This statement has not yet been codified into the FASB ASC. SFAS No. 167 eliminates FASB Interpretations 46(R) (“FIN 46(R)”) exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. SFAS No. 167 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying FIN 46(R) provisions. The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments. This statement requires additional disclosures regarding an entity’s involvement in a variable interest entity. This statement is effective for annual reporting periods beginning after November 15, 2009, and for interim periods therein. The Company is currently evaluating the impact of the adoption of SFAS No. 167.
In June 2009, FASB codified FASB ASC 105, Generally Accepted Accounting Principles, to establish the FASB ASC (the “Codification”). The Codification is not expected to change U.S. GAAP, but combines all authoritative standards into a comprehensive, topically organized online database. Following this guidance, the Financial Accounting Standards Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”) to update the Codification. After the launch of the Codification on July 1, 2009 only one level of authoritative U.S. GAAP for non governmental entities will exist, other than guidance issued by the Securities and Exchange Commission. This statement is effective for interim and annual reporting periods ending after September 15, 2009. The adoption of the FASB ASC 105 did not have any impact on the Company’s consolidated financial statements, and only affects how the Company’s references authoritative accounting guidance going forward.
In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value. This update amends FASB ASC 820, Fair Value Measurements and Disclosure, in regards to the fair value measurement of liabilities. FASB ASC 820 clarifies that in circumstances in which a quoted price for a identical liability in an active market in not available, a reporting entity shall utilize one or more of the following techniques: i) the quoted price of the identical liability when traded as an asset, ii) the quoted price for a similar liability or a similar liability when traded as an asset, or iii) another valuation technique that is consistent with the principles of FASB ASC 820. In all instances a reporting entity shall utilize the approach that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs. Also, when measuring the fair value of a liability a reporting entity shall not include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This update is effective for the Company in the fourth quarter of 2009. We do not expect the adoption of FASB ASU 2009-05 will have a material impact on the Company’s consolidated financial statements.

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
     Additional factors that could cause actual results to differ materially from those expressed in the forward-looking statements are discussed in the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 and “Risk Factors” in Part II, Item 1A of this report, and in the section titled “Business” in our Annual Report on Form 10-K for the year ended December 31, 2008.
Item 3 — Quantitative and Qualitative Disclosures About Market Risk
The information set forth under the caption Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, is hereby incorporated herein by reference.
Item 4 — Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures: An evaluation of Intermountain’s disclosure controls and procedures (as required by section 13a — 15(b) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of Intermountain’s management, including the Chief Executive Officer and the Chief Financial Officer. Our Chief Executive Officer and Chief Financial Officer concluded that based on that evaluation, our disclosure controls and procedures as currently in effect are effective, as of September 30, 2009, in ensuring that the information required to be disclosed by us in the reports we file or submit under the Act is (i) accumulated and communicated to Intermountain’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
(b) Changes in Internal Control over Financial Reporting: In the three months ended September 30, 2009, there were no changes in Intermountain’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, Intermountain’s internal control over financial reporting.

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
     The Company is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. These restrictions may affect the amount of dividends the Company may declare for distribution to its stockholders in the future.
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
We have a high concentration of loans secured by real estate so a further downturn in the markets we serve could continue to adversely impact our earnings and could increase credit risk associated with the loan portfolio.
     The economic downturn has significantly affected our market areas. The Company has a high loan concentration in the real estate market so any further deterioration in the local economies or real estate markets could negatively impact our banking business. Because we primarily serve individuals and businesses located in northern, southwestern and south central Idaho, eastern Washington and southeastern Oregon, a significant portion of our total loan portfolio is originated in these areas or secured by real estate or other assets located in these areas. As a result of this geographic concentration, the ability of customers to repay their loans, and consequently our results, are impacted by the economic and business conditions in our market areas. Any adverse economic or business developments or natural disasters in these areas could cause uninsured damage and other loss of value to real estate that secures our loans or could negatively affect the ability of borrowers to make payments of principal and interest on the underlying loans. In the event of such adverse development or natural disaster, our results of operations or financial condition could be adversely affected, perhaps materially. Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and we would more likely suffer losses on defaulted loans.
     Furthermore, current uncertain geopolitical trends and variable economic trends, including uncertainty regarding economic growth, inflation and unemployment may negatively impact businesses in our markets. While the short-term and long-term effects of these events remain uncertain, they could adversely affect general economic conditions, consumer confidence, market liquidity or result in changes in interest rates, any of which could have a material negative impact on our financial condition and results of operations.

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
The allowance for loan losses may not be adequate to absorb future losses.
     Our loan customers may not repay their loans according to the terms of the loans, and the collateral securing the payment of these loans may be insufficient to pay any remaining loan balance. We therefore may experience significant loan losses, which could have a material adverse effect on our operating results.
     We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. We rely on our loan quality reviews, our experience and our evaluation of economic conditions, among other factors, in determining the amount of the allowance for loan losses. By closely monitoring credit quality, we attempt to identify deteriorating loans before they become nonperforming assets and adjust the allowance for loan loss accordingly, resulting in an expense for the period. However, because future events are uncertain, and if the economy continues to deteriorate, there may be loans that deteriorate to a nonperforming status in an accelerated time frame. Additionally, banking regulators, as an integral part of their supervisory function, periodically review our allowance for loan losses. These regulatory agencies may require us to increase the allowance which could have an adverse effect, perhaps material, on our financial condition and results of operation.
     Our loans are primarily secured by real estate, including a concentration of properties located in northern, southwestern and south central Idaho, eastern Washington and southeastern Oregon. If an earthquake, volcanic eruption or other natural disaster were to occur in one of our major market areas, loan losses could occur that are not incorporated in the existing allowance for loan losses.
Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition.
     At December 31, 2008 and September 30, 2009, our nonperforming loans (which consist of non-accrual loans and loans that are 90 days or more past due) were 3.62% and 3.19% of the loan portfolio, respectively. At December 31, 2008 and September 30, 2009, our nonperforming assets (which also include foreclosed real estate) were 2.88% and 3.47% of total assets, respectively. Our nonperforming assets adversely affect our net income in various ways. Until economic and market conditions improve, we expect to continue to incur additional losses relating to an increase in non-performing loans. We do not record interest income on non-accrual loans or other real estate owned, thereby adversely affecting our income, and increasing our loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the related loan to the then fair market value of the collateral, which may result in a loss. These loans and other real estate owned also increase our risk profile and the capital our regulators believe is appropriate in light of such risks. While we have reduced our problem assets through loan sales, workouts, restructurings and otherwise, decreases in the value of these assets, or the underlying collateral, or in these borrowers’ performance or financial conditions, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition. In addition, the resolution of nonperforming assets requires significant commitments of time from management and our directors, which can be detrimental to the performance of their other responsibilities. There can be no assurance that we will not experience further increases in nonperforming loans in the future.
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
     A majority of the Company’s investment portfolio is comprised of securities where mortgages are the underlying collateral. These securities include agency-guaranteed mortgage backed securities and collateralized mortgage obligations and non-agency-guaranteed mortgage-backed securities and collateralized mortgage obligations. With the national downturn in real estate markets and the rising mortgage delinquency and foreclosure rates, investors remain concerned about these types of securities. The potential for credit losses in the underlying portfolio and subsequent discounting, if continuing for a long period of time, could lead to other-than-temporary impairment in the value of these investments. This impairment could negatively impact earnings and the Company’s capital position.
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
     Market interest rates have shown considerable volatility over the past several years. After rising through much of 2005 and the first half of 2006, short-term market rates flattened and the yield curve inverted through the latter half of 2006 and the first half of 2007. In this environment, short-term market rates were higher than long-term market rates, and the amount of interest we paid on deposits and borrowings increased more quickly than the amount of interest we received on our loans, mortgage-related securities and investment securities. In the latter half of 2007 and throughout 2008, short-term market rates declined significantly and unexpectedly, causing asset yields to decline and margin compression to occur. Short-term market rates have remained at very low levels throughout 2009, resulting in continued pressure on net interest margin. If this trend continues, it could cause our net interest margin to remain at relatively low levels, and create continued pressure on profits.
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
The FDIC has increased insurance premiums to restore and maintain the federal deposit insurance fund, which has increased our costs and could adversely affect our business.
     The FDIC adopted a final rule revising its risk-based assessment system, effective April 1, 2009. The changes to the assessment system involve adjustments to the risk-based calculation of an institution’s unsecured debt, secured liabilities and brokered deposits. The potential increase in FDIC insurance premiums could have a significant impact on the Company.

     On September 30, 2009, the Bank paid $487,894 for an FDIC special assessment that was imposed on May 22, 2009. The special deposit insurance assessment of five basis points on all insured institutions deposits as of June 30, 2009, was in addition to the regular quarterly risk-based deposit insurance assessment.
     The FDIC has recently proposed requiring insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 and for 2010, 2011 and 2012, and to increase the regular assessment rate by three basis points effective January 1, 2011, as a means of replenishing the deposit insurance fund. The prepayment would be collected on December 30, 2009, and would be accounted for as a prepaid expense amortized over the prepayment period. Although the FDIC could exempt institutions from the prepayment requirement when prepayment would impact the institution’s safety and soundness, the FDIC has stated it expects few exemptions to be granted, and the Company would not expect to apply for an exemption. If the proposed rule becomes final, the prepayment of premiums could have an adverse impact on our liquidity.
     The FDIC deposit insurance fund may suffer additional losses in the future due to bank failures. There can be no assurance that there will not be additional significant deposit insurance premium increases or special assessments in order to restore the insurance fund’s reserve ratio.
If the goodwill recorded in connection with acquisitions becomes impaired, it could have an adverse impact on earnings and capital.
     Our estimates of the fair value of our goodwill may change as a result of changes in our business or other factors. As a result of new estimates, we may determine that an impairment charge for the decline in the value of goodwill is necessary. Estimates of fair value are based on a complex model using, among other things, cash flows and company comparison. If our estimates of future cash flows or other components of our fair value calculations are inaccurate, the fair value of goodwill reflected in our financial statements could be inaccurate and we could be required to take additional impairment charges, which could have a material adverse effect on our results of operations and financial condition.
We may not be able to successfully implement our internal growth strategy.
     We have pursued and intend to continue to pursue an internal growth strategy, the success of which will depend primarily on generating an increasing level of loans and deposits at acceptable risk levels and terms without proportionate increases in non-interest expenses. There can be no assurance that we will be successful in implementing our internal growth strategy. Furthermore, the success of our growth strategy will depend on maintaining sufficient regulatory capital levels and on favorable economic conditions in our market areas.
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
     A continued tightening of the credit markets and the inability to obtain or retain adequate money to fund continued loan growth at an acceptable cost may negatively affect our asset growth and liquidity position and, therefore, our earnings capability. In addition to core deposit growth, maturity of investment securities and loan payments, the Company also relies on alternative funding sources through correspondent banks, the national certificates of deposit market and borrowing lines with the Federal Reserve Bank and FHLB to fund loans. In the event the current economic downturn continues, particularly in the housing market, these resources could be negatively affected, both as to price and availability, which would limit and or raise the cost of the funds available to the Company.
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
     On October 3, 2008, Congress enacted the Emergency Economic Stabilization Act of 2008 (“EESA”), which provides the United States Treasury Department (“Treasury”) with broad authority to implement action intended to help restore stability and liquidity to the U.S. financial markets. The EESA also increased the amount of deposit account insurance coverage from $100,000 to $250,000 effective until December 31, 2009, which was recently extended to December 31, 2013 under the Helping Families Save Their Homes Act of 2009.
     In early 2009, the Treasury also announced the Financial Stability Plan which, among other things, provides a new capital program called the Capital Assistance Program, which establishes a public-private investment fund for the purchase of troubled assets, and expands the Term Asset-Backed Securities Loan Facility. The full effect of this broad legislation on the national economy and financial institutions, particularly on mid-sized institutions like the Company, cannot now be predicted. In addition, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was signed into law on February 17, 2009, and includes, among other things, extensive new restrictions on the compensation and governance arrangements of financial institutions participating in the Treasury’s Troubled Asset Relief Program. The SEC recently has proposed expanding some of the reforms in ARRA to apply to all public companies. Other recent proposals include the Secretary of the Treasury’s June 17, 2009 proposal to fundamentally change the regulation of financial institutions, markets and products, and the Federal Reserve’s proposed guidance issued on October 22, 2009 regarding incentive compensation practices at institutions it regulates, including the Company.
     In summary, numerous actions have been taken by the Federal Reserve, the U.S. Congress, the Treasury, the FDIC, the SEC and others to address the liquidity and credit crisis. The Company cannot predict the actual effects of EESA, the ARRA, the proposed regulatory reform measures and various governmental, regulatory, monetary and fiscal initiatives which have been and may be enacted on the financial markets, on the Company and its subsidiary. The terms and costs of these activities, or the failure of these actions to help stabilize the financial markets, asset prices, market liquidity and a continuation or worsening of current financial market and economic conditions could materially and adversely affect our business, financial condition, results of operations, and the market price of our common stock.
Negative publicity regarding the liquidity of financial institutions may have a negative impact on Company operations.
     Publicity and press coverage of the banking industry has been decidedly negative recently. Continued negative reports about the industry may cause both customers and stockholders to question the safety, soundness and liquidity of banks in general or our bank in particular. This may have an adverse impact on both the operations of the Company and its stock price.
Weak future operating performance may cause the Company to violate covenants or other requirements of its borrowing facilities.
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
Item 4 — Submission of Matters to a Vote of Security Holders
     Not applicable.
Item 5 — Other Information
     Please see the discussion above, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources,” regarding deferral of interest and dividend payments related to the Company’s Trust Preferred Securities and preferred stock, respectively.

Item 6 — Exhibits

Exhibit No.	Exhibit

10.1	Real Estate Purchase and Sale Agreement dated as of August 26, 2009 by and between the Company, as seller, and Sandpoint Center, LLC and Sandpoint Center II, LLC, as buyer

10.2	Lease Agreement dated as of August 28, 2009 by and between Sandpoint Center, LLC and Sandpoint Center II, LLC, as landlord, and Panhandle State Bank, as tenant.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERMOUNTAIN COMMUNITY BANCORP (Registrant)
November 13, 2009	By:	/s/ Curt Hecker
Date		Curt Hecker
President and Chief Executive Officer

November 13, 2009	By:	/s/ Doug Wright
Date		Doug Wright
Executive Vice President and Chief Financial Officer