Form 10-K
period 2009-12-31
INTERMOUNTAIN COMMUNITY BANCORP
filed 2010-03-19
CIK 1284506

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

As of June 30, 2009, the aggregate market value of the common equity held by non-affiliates of the registrant, computed by reference to the average of the bid and asked prices on such date as reported on the OTC Bulletin Board, was $23,200,000.

The number of shares outstanding of the registrant’s Common Stock, no par value per share, as of March 5, 2010 was 8,383,379.

DOCUMENTS INCORPORATED BY REFERENCE

Specific portions of the registrant’s Proxy Statement for the 2010 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

PART I

Forward-Looking Statements

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions that are not historical facts, and other statements identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,”, “will likely”, “should,” “projects,” “seeks,” “estimates” or words of similar meaning. These forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. In addition to the factors set forth in the sections titled “Risk Factors,” “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as applicable, in this report, the following factors, among others, could cause actual results to differ materially from the anticipated results:

•	inflation and interest rate levels, and market and monetary fluctuations;

•	the risks associated with lending and potential adverse changes in credit quality;

•	changes in market interest rates and spreads, which could adversely affect our net interest income and profitability;

•	increased delinquency rates;

•	trade, monetary and fiscal policies and laws, including interest rate and income tax policies of the federal government;

•	applicable laws and regulations and legislative or regulatory changes;

•	the timely development and acceptance of new products and services of Intermountain;

•	the willingness of customers to substitute competitors’ products and services for Intermountain’s products and services;

•	technological and management changes;

•	our ability to recruit and retain key management and staff;

•	changes in estimates and assumptions used in financial accounting;

•	the Company’s critical accounting policies and the implementation of such policies;

•	growth and acquisition strategies;

•	lower-than-expected revenue or cost savings or other issues in connection with mergers and acquisitions;

•	changes in consumer spending, saving and borrowing habits;

•	the strength of the United States economy in general and the strength of the local economies in which Intermountain conducts its operations;

•	declines in real estate values supporting loan collateral;

•	our ability to attract new deposits and loans and leases;

•	competitive market pricing factors;

•	further deterioration in economic conditions that could result in increased loan and lease losses;

•	risks associated with concentrations in real estate-related loans;

•	stability of funding sources and continued availability of borrowings;

•	Intermountain’s success in gaining regulatory approvals, when required;

•	changes in legal or regulatory requirements or the results of regulatory examinations that could restrict growth;

•	our ability to comply with the requirements of regulatory orders issued to us and/or our banking subsidiary;

•	significant decline in the market value of the Company that could result in an impairment of goodwill;

•	our ability to raise capital or incur debt on reasonable terms;

•	regulatory limits on our subsidiary bank’s ability to pay dividends to the Company;

•	effectiveness of the Emergency Economic Stabilization Act of 2008 (“EESA”), the American Recovery and Reinvestment Act of 2009 (“ARRA”), and other legislative and regulatory efforts to help stabilize the U.S. financial markets;

•	future legislative or administrative changes to the Troubled Asset Relief Program (“TARP”) Capital Purchase Program enacted under EESA; and

•	the impact of EESA and ARRA and related rules and regulations on our business operations and competitiveness, including the impact of executive compensation restrictions, which may affect our ability to retain and recruit executives in competition with other firms who do not operate under those restrictions; and

•	Intermountain’s success at managing the risks involved in the foregoing.

Please take into account that forward-looking statements speak only as of the date of this report. We do not undertake any obligation to publicly correct or update any forward-looking statement whether as a result of new information, future events or otherwise.

Item 1.	BUSINESS

Overview & History

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

Since opening in 1981, the Bank has continued to grow by opening additional branch offices throughout Idaho and has also expanded into the states of Oregon and Washington. During 1999, the Bank opened its first branch under the name of Intermountain Community Bank, a division of Panhandle State Bank, in Payette, Idaho. Over the next several years, the Bank continued to open branches under both the Intermountain Community Bank and Panhandle State Bank names. In January 2003, the Bank acquired a branch office from Household Bank F.S.B. located in Ontario, Oregon, which is now operating under the Intermountain Community Bank name. In 2004, Intermountain acquired Snake River Bancorp, Inc. (“Snake River”) and its subsidiary bank, Magic Valley Bank, and the Bank now operates three branches under the Magic Valley Bank name in south central Idaho. In 2005 and 2006, the Company opened branches in Spokane Valley and downtown Spokane, Washington, respectively, and operates these branches under the name of Intermountain Community Bank of Washington. It also opened branches in Kellogg under the Panhandle State Bank name and Fruitland, Idaho under the Intermountain Community Bank name.

In 2006, Intermountain also opened a Trust & Wealth Management division, and purchased a small investment company, Premier Alliance. The combined unit now operates as Intermountain’s Trust & Investment Services division. The acquisition and development of these services improves the Company’s ability to provide a full-range of financial services to its targeted customers. In 2007, the Company relocated its Spokane Valley office to a larger facility housing retail, commercial, and mortgage banking functions and administrative staff. In the second quarter of 2008, the Bank completed the Sandpoint Center, its new corporate headquarters, and relocated the Sandpoint branch and administrative staff into the building.

Intermountain offers banking and financial services that fit the needs of the communities it serves. Lending activities include consumer, commercial, commercial real estate, residential construction, mortgage and agricultural loans. A full range of deposit services are available including checking, savings and money market accounts as well as various types of certificates of deposit. Trust and wealth management services, investment and insurance services, and business cash management solutions round out the Company’s product offerings.

The Company’s equity investments include Panhandle State Bank, as previously noted, and Intermountain Statutory Trust I and Intermountain Statutory Trust II, financing subsidiaries formed in January 2003 and March 2004, respectively. Each Trust has issued $8.0 million in preferred securities, the purchasers of which are entitled to receive cumulative cash dividends from the Trusts. The Company has issued junior subordinated debentures to the Trusts, and payments from these debentures are used to make the cash dividends to the holders of the Trusts’ preferred securities.

Business Strategy & Opportunities

Intermountain seeks to differentiate itself by attracting, retaining and motivating highly experienced employees who are local market leaders, and supporting them with advanced technology, training and compensation systems. This approach allows the Bank to provide local marketing and decision-making to respond quickly to customer opportunities and build leadership in its communities. Simultaneously, the Bank has focused on standardizing and centralizing administrative and operational functions to improve risk management, efficiency and the ability of the branches to serve customers effectively.

Intermountain is positioning itself to prosper in the new economy arising from the prolonged economic downturn. Its strengths provide the foundation for growth and profitability in the future. These include the following:

•	A strong, loyal and low-cost deposit franchise with proven growth capabilities: Over 60% of Intermountain’s deposits are in low-cost transaction accounts, resulting in a cost of funds that has consistently been below its peer group. Intermountain has maintained this low-cost deposit focus while growing since 1999 from the 8th ranked bank by deposit market share to the 2nd in the core markets it serves (Source: FDIC and Federal Financial Institutions Examination Council (“FFIEC”) Uniform Bank Performance Report (“UBPR”) data).

•	A high net interest margin with significant opportunity for improvement in a future rising rate environment: Intermountain has consistently maintained a higher net interest margin than its peer group (Source: UBPR data), and has positioned its balance sheet to capitalize on the likelihood of future rising market interest rates.

•	A sophisticated, and increasingly effective, risk management system: Tempered by its experiences during the current downturn, Intermountain has developed a refined credit loss forecasting system, an integrated approach to credit, liquidity, capital and other risk factors, and a well-seasoned credit administration function.

•	An operational and compliance infrastructure built for future profitable growth: During the past three years, Intermountain has focused on upgrading talent, technology and operational processes to facilitate further balance sheet growth without corresponding expense increases.

•	A relatively young, but highly experienced, management team: The executive and senior management team average under 50 years old, but still generally exceeds 20 years in banking experience, most of which has been in the Company’s defined core and growth markets. The current economic cycle has provided outstanding learning opportunities for the team, which it is incorporating into current and future plans.

Management anticipates that banking in the future will be similar in some ways to the past, and very different in other ways. Management has defined potential opportunities in terms of prospects within its core markets of north, southwest rural, and south central Idaho, and within its growth markets of Spokane, Boise, and contiguous eastern Washington and northern Idaho counties. While it cannot guarantee that it will pursue, or be successful in pursuing opportunities in this new environment, it believes the following represent potential prospects.

In respect to lending, a return to more conservative credit management, underwriting and structuring and the exit of a number of distressed competitors may lead to better pricing opportunities and lower future credit risk for the Company. Management is responding by diversifying its current portfolio and positioning for prudent growth opportunities. It believes these prospects will include pursuing attractive mid-market commercial credits in its markets, originating commercial real estate loans to strong borrowers at lower real estate prices, originating and seasoning mortgage loans to strong borrowers at conservative loan-to-values in rural and smaller suburban areas not well-served by current secondary market appraisal standards, expanding and diversifying its agricultural portfolio, and expanding its already strong government-guaranteed loan marketing efforts. Management also believes that credit spreads may generally be wider, and when combined with the Company’s high proportion of variable rate loans, should lead to improved asset yields in the future.

Deposit growth and pricing will continue to be a cornerstone of the Company’s success. As demonstrated by its past successes, the growth of low-cost core deposits has always been a focus. Management will continue this core focus, while pursuing opportunities to gain additional market share from stressed competitors in its defined core and growth markets. Based on FDIC call report data, the Company has identified approximately $1 billion in deposits at banks in its core markets that are exhibiting relatively high levels of distress, and another $3 billion in its growth markets. When combined with potential organic growth, a relatively small capture of these distressed deposits over the next few years would allow the Bank to double its total deposits.

The Company also sees additional opportunities in improving its efficiency. The last three years have been challenging for the Company as it first sought to build operational infrastructure for a larger institution, then faced very significant credit-related costs. These costs masked underlying improvement in operating expenses. In the future, management believes the infrastructure that has been built will allow the Company to expand its assets and revenues to a great extent without corresponding increases in expenses. When combined with lower anticipated credit costs, this could lead to relatively rapid improvement in efficiency for the Company. During 2010, it will continue to focus on rationalizing its cost structure and has already made significant additional expense reduction moves, including reducing staff and executing additional outsourcing contracts.

Management believes that non-interest revenue growth may be challenging in the near-term because of additional regulatory restrictions, particularly on overdraft income. However, it continues to take steps to expand and diversify its revenue sources. These include expanding its trust and investment service opportunities to both new and existing customers, increasing debit and credit card revenues, pursuing other partners to work with on its secured savings credit card program, and reorganizing and enhancing its mortgage banking operation.

In addition to the above, management believes that disruption and consolidation in the market may lead to other opportunities as well. Subject to regulatory and capital constraints, management believes that there may be attractive acquisition opportunities within its footprint that the Company may be in a unique position to capitalize on. Intermountain is the largest publicly traded bank holding company headquartered in Idaho, and has existing branches in Washington and Oregon, which may help facilitate future transactions. Even if these opportunities are not available, large disruptions create potential opportunities to attract strong new employees and customers.

Primary Market Area

The Company conducts its primary banking business through its bank subsidiary, Panhandle State Bank. The Bank maintains its main office in Sandpoint, Idaho and has 18 other branches. In addition to the main office, seven branch offices operate under the name of Panhandle State Bank. Eight branches are operated under the name Intermountain Community Bank, a division of Panhandle State Bank, and three branches operate under the name Magic Valley Bank, a division of Panhandle State Bank. Sixteen of the Company’s branches are located throughout Idaho in the cities of Bonners Ferry, Caldwell, Coeur d’Alene, Fruitland, Gooding, Kellogg, Nampa, Payette, Ponderay, Post Falls, Priest River, Rathdrum, Sandpoint, Twin Falls (2) and Weiser. One branch is located in

Spokane Valley, Washington and one branch is located in downtown Spokane, Washington. In addition, the Company has one branch located in Ontario, Oregon. The Company focuses its banking and other services on individuals, professionals, and small to medium-sized businesses throughout its market area.

Based on asset size and deposits, Intermountain is the largest independently owned bank holding company headquartered in Idaho. After two decades of almost uninterrupted economic and population growth, the Idaho economy slowed significantly in 2009. Population growth in the state was the 5th fastest of any state over the period from 2000 to 2008, and dropped to the 12th fastest in 2009. Based on U.S. Census Bureau estimates, the State is projected to sustain future population growth rates well in excess of the national average. Idaho experienced rapid employment growth during the period of 2000 to 2008 (14% versus U.S. 8%), then sustained net job losses in 2009 (Source: Idaho Department of Labor). The unemployment rate at the end of 2009 was 9.1% versus a national average of 9.7%. However, job losses appear to be moderating and longer-term prospects for the economy are still strong. These prospects are based on a diverse economic base, including government, agriculture, health care, technology, light manufacturing, retirement, tourism, and professional services segments, a low-cost of living and doing business, favorable state government policies, and a strong quality of life. The Oregon, Washington and California governments have all recently enacted unfriendly business policies, which should increase the attractiveness of doing business in Idaho. While Idaho faces difficult state budget issues as well, the conservative legislature and governor have indicated a strong reluctance to implement any proposals that would increase taxes or otherwise harm businesses. The Idaho Department of Labor forecasts unemployment at 8.5% at the end of 2010, then dropping to around 8.0% in 2011.

Real estate valuations throughout the state have shown considerable variability, based on specific geographical location and type of property. In general, while Idaho has experienced higher than average foreclosure rates over the past year, price declines at 5.6% (Source: FDIC Fourth Quarter, 2009 State Profile) on finished residential property have been lower than average. The Boise area has been hit harder than the rest of the State, with price declines on finished properties averaging 10% to 30% as a result of increasing unemployment and substantial overbuilding. While the slowing economy has hurt other areas as well, the amount of available inventory was generally smaller, resulting in smaller price declines, mostly in the 5% to 20% percent range. Generally, residential land prices have dropped more throughout the state, as available residential supply far exceeded the demand for it. As such, price declines in land have ranged anywhere from 15% on the low end to 85% on the high end, depending on location (Source: Auble Idaho and Eastern Washington Real Estate Report). It is too early to determine whether stabilization has occurred statewide, although various areas, including Boise, southwest rural Idaho, and parts of north Idaho appear to have bottomed out.

The Bank’s primary service area covers four distinct geographical regions. The north Idaho and eastern Washington region encompasses the four northernmost counties in Idaho, including Boundary County, Bonner County, Shoshone County and Kootenai County and Spokane County in eastern Washington. Bonner and Boundary Counties are heavily forested and contain numerous lakes. As such, the economies of these counties are primarily based on tourism, real estate development and natural resources, including logging, mining and agriculture. Bonner County has also experienced expansion in the areas of light industrial, commercial, retirement and retail development over the past ten years, and management believes both counties are likely to benefit from Canadian spending and investment as the dollar has weakened against the Canadian currency. Shoshone County continues to experience expansion in the areas of residential and tourism development relating to the outdoor recreation industry in the area and has seen a strong resurgence in mining activity as mineral prices have rebounded. Kootenai County is more diverse than the other north Idaho counties, with light industrial, high-tech, commercial, retail, medical, tourism and real estate development all contributing to the economic base. It, along with Spokane County in Washington, should also benefit from additional Canadian investment.

In general, the north Idaho and eastern Washington economy has been impacted less by the recession than other areas of the Pacific Northwest. While unemployment rates have risen to an average of 10% for the region in December 2009, and real estate values have declined, the changes are not as dramatic throughout this region as in many other areas. Diversification, strengthening mining prices, less aggressive development in earlier periods, favorable business cost structures, continuing tourism activity and Canadian investment have helped cushion the downturns experienced in the real estate development, retail and service industries. Although unemployment rates are high in some north Idaho counties, they have historically been high, so the relative impact is not as significant.

Data on real estate activity is limited for a good part of this region, but it generally appears that residential home price declines have ranged from 5% to 20%, while lot prices are down 20% to 50% based on location. Commercial real estate activity and pricing appear to be softening, although there is not a significant overhang of commercial properties in this region. Intermountain holds 55% of its loans and 49% of its deposits in this region.

The second region served by the Bank encompasses two counties in southwestern Idaho (Payette, and Washington) and one county in southeastern Oregon (Malheur). The economies of these counties are primarily based on agriculture and related or supporting businesses. A variety of crops are grown in the area including beans, onions, corn, apples, peaches, cherries and sugar beets. Livestock, including cattle, sheep and pigs, are also raised. Agriculture has been strong over the past several years which has cushioned the impact of the downturn on these counties. Unemployment is historically high in this area, and stood at 11.2% in December 2009, but real estate values have held up much better, given the predominance of agricultural land in the region. Commercial real estate property is relatively limited and has not grown significantly. The Company holds 20% of its loans and 19% of its deposits in this region.

The third region, known as the greater Boise area, is comprised of two counties, Ada and Canyon. The cities of Boise, Nampa and Caldwell have been hit hard because of excessive residential and commercial real estate development, volatility in the area’s high-tech industries, and reductions in other corporate and state and local government activity. Unemployment in the area appears to have stabilized at 9.2% in December 2009, and some forecasters expect improvement in 2010 as the area’s technology industry possibly recovers. Real estate price declines have been the steepest of any in the Company’s market areas, ranging from 20% to 30% drops in finished residential home prices to 50% to 75% in bare land and subdivision developments. Although recent indicators, including real estate inventory levels and valuations may indicate a bottoming, the recovery is likely to be slow in these two counties. 12% of the Company’s loans and 9% of its deposits are in this region.

The fourth region served by the Bank encompasses two counties in south central Idaho (Twin Falls and Gooding), also known as the Magic Valley region. The economies of these counties are primarily based on agriculture and related or supporting businesses. A variety of crops are grown in the area including beans, peas, corn, hay, sugar beets and potatoes. Fish farms, dairies and beef cattle are also contributors to the local economy. Twin Falls County has experienced significant commercial growth over the past 10 years, and as a result, residential and commercial construction has been a much larger driver of the local economy. The area is also experiencing growth in light manufacturing and retail development.

Twin Falls’ strong agricultural base, along with its status as the commercial, medical, retail, retirement and services hub for the area, has cushioned it somewhat from the impacts of the recession, resulting in a December 2009 unemployment rate of 7.8%. Several large commercial projects have also contributed to the economy over the past several years. With the completion of these projects, the next several years are likely to be slower for the area, but still better than many other areas that lack similar diversity. In addition, the region maintains a conservative character with little evidence of significant overbuilding or excess inventory. The Company has little exposure to the dairy industry, which has been the one significantly weaker sector in agriculture. Residential valuation declines have been relatively moderate, in the 5% to 15% range for homes and 20% to 50% range for development land. The Company has 8% of its loans and 9% of its deposits in the Magic Valley region.

As demonstrated by the loan and deposit totals in each market, Intermountain pursues a long-term strategy of balancing loan and deposit balances in each of its regions. As it enters new markets, it may lead with either a heavier emphasis on loans or deposits depending on specific market opportunities. Over the long-term, however, management believes that both Intermountain and the local markets are well-served by pursuing a balanced strategy and the discipline this requires.

Intermountain has also segmented its market area into core and growth markets to facilitate future planning activities. The Company defines its core market as including the four counties of northern Idaho listed above, Canyon, Payette and Washington Counties in southwestern Idaho, Malheur County in eastern Oregon, and Gooding and Magic Valley Counties in Southwest Idaho. Deposits in this market totaled $5.8 billion, of which Intermountain held $796 million, or 14% (Source: FDIC Survey of Banking Institutions). The Company’s growth markets consist of Spokane County in Washington, and Ada County in Idaho (where Boise is located), as well as counties contiguous to its existing markets in north Idaho and eastern Washington. Deposits in Ada and Spokane County totaled $13.2 billion at June 30, 2009 and Intermountain held $35 million or 0.3% of deposits in this market at the time. The Company believes that it has significant future opportunities in these growth markets, because of an established brand presence, strong market contacts in other banking institutions, and the presence of larger distressed competitors.

Competition

As noted previously, based on total asset size and deposit balances as of December 31, 2009, the Company continues to be the largest independent community bank headquartered in Idaho. The Company competes with a number of international banking groups, out-of-state banking companies, state-wide banking organizations, and several local community banks, as well as savings banks, savings and loans, credit unions and other non-bank competitors throughout its market area. Banks and similar financial institutions compete based on a number of factors, including price, customer service, convenience, technology, local market knowledge, operational efficiency, advertising and promotion, and reputation. In competing against other institutions, the Company focuses on delivering highly personalized customer service with an emphasis on local involvement and empowerment. It recruits, retains and motivates seasoned, knowledgeable bankers who have worked in the Company’s market areas for extended periods of time and supports them with current technology. Product offerings, pricing and location convenience are generally competitive with other banks in its market areas. The Company seeks to differentiate itself based on the high skill levels and local knowledge of its staff, combined with sophisticated relationship management and profit systems that pinpoint marketing and service opportunities.

The Company has employed these competitive tools to grow market share over the past ten years, since it began expanding beyond its Sandpoint, Idaho base. During this time period, the Company has grown from eighth overall in market share in its defined core markets to second, with a consolidated market share of 13.6%. The chart below shows strong growth in virtually all of the Company’s markets, including continued growth in 2009. Based on the June 2009 FDIC Survey of Banking Institutions, the Company is the market share leader in deposits in five of the eleven counties in which it operates. As noted previously, the Spokane and Boise market areas represent potential future growth markets for the Company, as total market deposits in these two counties exceed by a two-to-one margin the total market deposits in the Company’s core markets. The Company has a relatively small, but growing presence in Spokane County with strong local market talent. The Company does not have any branches in Ada County, which includes Boise, but has a number of key managers who came from or worked in the Boise area.

As discussed above, the Company’s principal market area is divided into four separate regions based upon population and the presence of banking offices. In northern Idaho/eastern Washington, the primary competitors include US Bank, Wells Fargo, Washington Trust Bank, Sterling Savings Bank, Banner Bank and Bank of America, all large international or regional banks, and Idaho Independent Bank and Mountain West Bank, both community banks.

Primary competitors in the Company’s other regions in southwestern and south central Idaho and eastern Oregon include international or regional banks, US Bank, Wells Fargo, Key Bank, Bank of America, Banner Bank and Zions Bank, and community banks, Bank of the Cascades, Idaho Independent Bank, DL Evans Bank, First Federal Savings Bank and Farmers National Bank.

The severe economic downturn and additional regulatory changes are altering Intermountain’s competitive landscape. Many non-FDIC insured competitors, including residential mortgage brokers, commercial finance operations, and commercial real estate mortgage brokers have exited the market, a trend which is likely to continue over the next several years. Additional bank failures and significant consolidation of the banking industry are forecasted as well. These events will likely present both opportunities and challenges to Intermountain. Previous sections have highlighted various opportunities that may arise, such as improved credit structuring and pricing, additional growth through attracting strong employees and customers from disaffected institutions, and potential acquisition opportunities. Potential challenges include stronger remaining competitors, additional credit losses created by market disruption and significant levels of disposition of loan collateral at depressed prices, and additional regulatory constraints.

Services Provided

Lending Activities

The Bank offers and encourages applications for a variety of secured and unsecured loans to help meet the needs of its communities, dependent upon the Bank’s financial condition and size, regulatory restrictions, local economic conditions and consistency with safe and sound operating practices. While specific credit programs may vary from time to time, based on Bank policies and market conditions, the Bank makes every effort to encourage applications for the following credit services throughout its communities.

Commercial Loans.  The Bank offers a wide range of loans and open-end credit arrangements to businesses of small and moderate size, from small sole proprietorships to larger corporate entities, with purposes ranging from working capital and inventory acquisition to equipment purchases and business expansion. The Bank also participates in the Small Business Administration (“SBA”) and United States Department of Agriculture (“USDA”) financing programs. Operating loans or lines of credit typically carry annual maturities. Straight maturity notes are also available, in which the maturities match the anticipated receipt of specifically identified repayment sources. Term loans for purposes such as equipment purchases, expansion, term working capital, and other purposes generally carry terms that match the borrower’s cash flow capacity, typically with maturities of three years or longer. Risk is controlled by applying sound, consistent underwriting guidelines, concentrating on relationship loans as opposed to transaction type loans, and requiring sound alternative repayment sources, such as collateral or strong guarantor support. While underwriting guidelines vary, depending on the type of loan, in general businesses are required to maintain a minimum 1.25 debt service coverage (“DSC”). Loan-to-value (“LTV”) guidelines generally range from a low of 40% on illiquid equipment and inventory to a high of 75% of liquidation value on easily convertible accounts receivable, inventory or equipment. Government guaranty programs are also utilized when appropriate, and are currently being emphasized, given favorable changes made by the federal government to the programs and the difficult credit environment.

The Bank also offers loans for agricultural and ranching purposes. These include expansion loans, short-term working capital loans, equipment loans, cattle or livestock loans, and real estate loans on a limited basis. Terms are generally up to one year for operating loans or lines of credit and up to seven years for term loans. As with other business loans, sound underwriting is applied by a staff of lending and credit personnel seasoned in this line of lending. Underwriting guidelines for agricultural credit lines depend on the type of loan and collateral, but generally require a minimum DSC of 1.25, and hard collateral coverage (collateral other than the crops being grown) of greater than 50% of peak borrowing. Term equipment loans generally require a minimum 1.25 DSC and maximum

75% liquidation LTV. Government guaranteed programs are utilized whenever appropriate and available. Agricultural real estate loans are considered for financially sound borrowers with strong financial and management histories. Many of the Company’s agricultural customers are third or fourth generation family farmers with strong real estate equity and limited real estate debt.

Real Estate Loans.  For consumers, the Bank offers first mortgage loans to purchase or refinance homes, home improvement loans and home equity loans and credit lines. Conforming first mortgage loans are offered with up to 30-year maturities, while typical maturities for second mortgages (home improvement and home equity loans and lines) are as stated below under “Consumer Loans.” First mortgage loans are underwritten with the intention to sell the loans on the secondary market, so guidelines generally reflect secondary market standards. Lot acquisition and construction loans are also offered to consumer customers with typical terms up to 36 months (interest only loans are also available) and up to 12 months (with six months’ extension), respectively, and are underwritten to both secondary market standards and with a solid take-out mortgage loan approval required.

Loans for purchase, construction, rehabilitation or repurchase of commercial and industrial properties are also available through the Bank. Commercial real estate loans are generally confined to owner-occupied properties unless there is a strong customer relationship or sound business project justifying otherwise. Non-owner occupied commercial real estate loans are restricted to borrowers with established track records and the ability to fund potential project cash flow shortfalls from other income sources or liquid assets. Project due diligence is conducted by the Bank, to help provide for adequate contingencies, collateral and/or government guaranties. General underwriting requirements for owner-occupied loans require a minimum DSC of 1.25 and a maximum LTV of 75%. For non-owner occupied loans, a minimum global DSC of 1.25 is required, excluding rents on the subject property, and the LTV maximum is generally less than 75%, depending on the type of property.

With current housing market conditions, the Bank is not currently offering residential land acquisition, development or builder loans, and has significantly reduced its concentrations of these types of loans.

Consumer Loans.  The Bank offers a variety of consumer loans, including personal loans, motor vehicle loans, boat loans, recreational vehicle loans, home improvement loans, home equity loans, open-end credit lines, both secured and unsecured, and overdraft protection credit lines. The Bank’s terms and underwriting on these loans are consistent with what is offered by competing community banks and credit unions, which generally require sufficient disposable income, solid credit histories, and equity in the collateral. Generally, underwriting guidelines include a maximum debt to income of 40%, credit scores exceeding 700, and maximum LTVs ranging from 80% on home equity loans and lines to 50% to 90% on other types of consumer collateral. Loans for the purchase of new autos typically range up to 60 months. Loans for the purchase of smaller RV’s, pleasure crafts and used vehicles range up to 60 months. Loans for the purchase of larger RV’s and larger pleasure crafts, mobile homes, and home equity loans range up to 120 months (180 months if credit factors and value warrant). Unsecured loans are usually limited to two years, except for credit lines, which may be open-ended but are reviewed by the Bank periodically. Relationship lending is emphasized, which, along with credit control practices, minimizes risk in this type of lending.

Municipal Financing.  Operating and term loans are available to entities that qualify for the Bank to offer such financing on a tax-exempt basis. Operating loans are generally restricted by law to the duration of one fiscal year. Term loans, which under certain circumstances can extend beyond one year, typically range up to five years. Municipal financing is restricted to loans with sound purposes and with established tax bases or other revenue to adequately support repayment.

Deposit Services

The Bank offers the full range of retail deposit services typically available in most banks and savings and loan associations, including checking accounts, savings accounts, money market accounts and various types of certificates of deposit. The transaction accounts and certificates of deposit are tailored to the Bank’s primary market area at rates competitive with those offered in the area. All deposit accounts are insured by the FDIC to the maximum amount permitted by law. The Bank also offers a number of business-oriented deposit accounts, including various types of FDIC-insured checking, savings, money market and time deposit accounts, and non-FDIC insured alternatives including reverse repurchase agreements and sweep accounts. Its deposit product offerings are generally competitive with both large and small direct competitors and provide strong opportunities for fee income generation through direct service charges, overdraft fee income, and fees associated with related services (see “Other Services” below).

Investment Services

The Bank provides non-FDIC insured investment services through its division, Trust and Investment Services. Products offered to its customers include annuities, equity and fixed income securities, mutual funds, insurance products and brokerage services. The Bank offers these products in a manner consistent with the principles of prudent and safe banking and in compliance with applicable laws, rules, regulations and regulatory guidelines. The Bank earns fees for providing these services, either on a per-product basis or through a percentage of the balances invested. The Bank is also authorized to provide investment management services through the Trust & Wealth Management Department to clients in all fifty states.

Trust & Wealth Management Services

The Bank provides trust and wealth management services to its higher net worth customers to assist them in investment, tax and estate planning and to serve as their trustee or other fiduciary. The Bank offers these services in a manner consistent with the principles of prudent and safe banking and in compliance with applicable laws, rules, regulations and regulatory guidelines. The Bank earns fees for managing client assets and providing trust services. The Company is one of the few smaller banking institutions in the northwest to offer in-house trust services, and activity and income from these services has increased continuously since its beginning in 2006. The Bank’s Trust & Wealth Management Department operates under a Trust Charter through the FDIC and the Idaho Department of Finance. Due to the reciprocity arrangements with the states of Oregon and Washington applicable to the Bank’s general banking business, the Bank is authorized to provide fiduciary services and to serve as a fiduciary in relationships located or sited in any of those three states. The Bank is also authorized to provide investment management services through the Trust & Wealth Management Department to clients in all fifty states.

Other Services

Other consumer-oriented services include automated teller machines (“ATMs”), debit cards, safe deposit boxes, internet and phone banking services, savings bonds, and VISA/Mastercard credit cards. The Bank is a member of the Star, Plus, Exchange, Interlink and Accell ATM networks. New consumer products and services introduced over the past several years include identity theft protection, Certificate of Deposit Account Registry Service (“CDARS”) certificates of deposit, and EZ Points, a debit and credit card rewards program.

The Company also offers numerous business services that improve its customers’ operations. Its Business Smart Online product allows companies to manage their financial operations efficiently from any location, including originating ACH entries for payroll, outgoing tax and other payments, and incoming collections. The system also allows transfers of funds to and from various accounts and operating credit lines. Intermountain’s Business Advantage service improves cash flow and accounts receivable collection activities. Credit card acceptance, remote deposit capture, night deposit and concentration account services make it more convenient for businesses to receive and deposit funds quickly, and the Company’s Check Collect service assists them in collecting on returned checks. Intermountain’s positive pay and credit card monitoring services help reduce fraud, and its employee benefits program enhances business customers’ existing benefits programs by providing valuable banking services to their employees at a reduced cost. These services are generally superior to those offered by similar sized and smaller institutions and competitive with those offered by larger institutions. They provide additional fee income to Intermountain, and management is currently evaluating and adjusting pricing on these services to enhance future revenue.

Loan Portfolio

The loan portfolio is the largest component of earning assets, and is comprised of net loans receivable and loans held for sale. In 2009, net loans receivable, which includes loans the Company generally intends to keep until repayment or maturity, decreased by 12.9% or $97.0 million. The majority of the decline was in land and land development loans, down $47.9 million, residential construction loans, down $23.4 million, and commercial construction loans, down $14.5 million. Loans held for sale, primarily residential real estate loans originated for sale in the secondary market, increased by 604.6% or $5.6 million.

During the past several years, the Company continued to respond to the effects of the economic downturn by tightening underwriting standards and aggressively resolving problem loans through workouts with borrowers, refinances from other sources, and/or collateral liquidation. The Company significantly tightened standards so that new funding for residential land, subdivision and development, and construction lending has generally ceased. Any future lending in this area would require very low loan-to-value ratios and significant outside support from the borrowers. Management also changed underwriting standards on both owner and non-owner occupied commercial real estate loans to require additional hard equity, lower LTVs, and higher DSC ratios, and as part of its underwriting process, subjects commercial real estate loan requests to stress testing using relatively severe scenarios. Commercial and consumer standards were also tightened to reflect tougher economic conditions and generally reduced borrower strength.

Overall demand for agriculture, commercial and commercial real estate loans softened, leading to relatively static balances in these types as well. In a difficult economic climate, the Bank continues to pursue quality loans using conservative underwriting and control practices, and is expanding its emphasis on SBA, USDA and other financing assistance programs.

The Company has also responded to declining economic conditions by more aggressively monitoring and managing its existing loan portfolio, and adding expertise and resources to these efforts. Additional steps the Company has taken include hiring an in-house appraiser, developing a weekly senior management review of all credit requests over $250,000, increasing the staffing and scope of its internal credit review team, hiring a highly experienced external review team to evaluate the Company’s portfolio, and conducting more rigorous annual evaluations of its home equity credit line portfolio. Bank lending staff continues to utilize relationship pricing models and other techniques to manage interest rate risk and increase customer profitability.

The Company’s average loan yield fell from 7.13% in 2008 to 5.92% in 2009 as the Federal Reserve reduced its target rate to a range between 0.00% and 0.25% at the end of 2008 and maintained it there throughout 2009. Other market rates, including the Wall Street Journal prime lending rate, the London Interbank Offered Rate (“LIBOR”) and Federal Home Loan Bank Advance rates also declined, reducing the Company’s loan yields in 2009. In addition, the reversal of interest on non-accrual and charged off loans, totaling $1.9 million in 2009, had a substantial impact on loan yields, reducing the overall loan yield by 0.26%.

In 2008, the Company’s net loans receivable declined by $3.9 million or 0.5%. Commercial real estate, commercial construction, multifamily and residential real estate loans all increased, but were offset by significant declines in residential construction, land and land development, and commercial loans.

In 2007, the Company increased net loans receivable by 13.9%, or $91.7 million. Increases in commercial real estate and construction and development loans comprised most of the growth.

The following table contains information related to the Company’s total loans and net loans receivable portfolio for the five-year period ended December 31, 2009 (dollars in thousands).

	December 31,
	2009	2008	2007	2006	2005

Commercial loans	$131,562	$139,443	$156,109	$167,784	$152,972
Commercial real estate loans	172,726	161,628	134,214	255,220	178,954
Commercial construction	45,581	60,057	53,541	*	*
Land and land development loans	88,604	136,514	155,257	*	*
Agriculture loans	110,256	112,358	108,102	103,841	92,378
Multifamily loans	18,067	18,617	3,699	500	702
Residential real estate loans	65,544	72,301	57,910	112,569	107,553
Residential construction loans	16,626	40,001	68,616	*	*
Consumer loans	18,287	23,245	26,286	31,800	29,109
Municipal loans	5,061	5,109	5,222	4,082	2,856

Total loans	672,314	769,273	768,956	675,796	564,524
Allowance for loan losses	(16,608)	(16,433)	(11,761)	(9,837)	(8,100)
Deferred loan fees, net of direct origination costs	(104)	(225)	(646)	(1,074)	(971)

Loans receivable, net	$655,602	$752,615	$756,549	$664,885	$555,453

Weighted average interest rate	6.15%	6.38%	8.16%	8.65%	7.90%

*	Loan break outs for Commercial and Residential Construction not available for 2006 and 2005

Loan Portfolio Concentrations

The Bank continuously monitors concentrations of loan categories in regards to industries, loan types and market areas. Concentration guidelines are established and then approved by the Board of Directors at least annually, and are reviewed by management and the Board monthly. Circumstances affecting industries and market areas involved in loan concentrations are reviewed as to their impact as they occur, and appropriate action is determined regarding the loan portfolio and/or lending strategies and practices.

As of December 31, 2009, the Bank’s loan portfolio by loan type and geographical market area was:

				E. Oregon,			% of Loan
	North Idaho —	Magic	Greater	SW Idaho,			type to
	Eastern	Valley	Boise	excluding			total
Loan Portfolio by Location 12/31/09	Washington	Idaho	Area	Boise	Other	Total	loans
	(Dollars in thousands)

Commercial loans	$86,682	$11,057	$14,067	$18,090	$1,666	$131,562	19.6%
Commercial real estate loans	106,913	17,051	20,063	15,564	13,135	172,726	25.7%
Commercial construction loans	35,335	187	9,105	180	774	45,581	6.8%
Land and land development loans	61,329	7,434	11,403	7,342	1,096	88,604	13.2%
Agriculture loans	2,145	8,883	19,618	74,730	4,880	110,256	16.4%
Multifamily loans	9,133	135	1,078	—	7,721	18,067	2.6%
Residential real estate loans	41,614	6,904	4,136	8,399	4,491	65,544	9.7%
Residential construction loans	11,698	795	1,141	2,884	108	16,626	2.5%
Consumer loans	9,629	2,140	1,449	4,377	692	18,287	2.7%
Municipal loans	4,766	295	—	—	—	5,061	0.8%

Total	$369,244	$54,881	$82,060	$131,566	$34,563	$672,314	100.0%

Percent of total loans in geographic area	54.92%	8.16%	12.21%	19.57%	5.14%	100.00%
Percent of total loans where real estate is the primary collateral	72.08%	63.88%	60.09%	40.98%	79.06%	64.22%

Construction and Development Loans

Management has focused over the past couple of years on shifting the mix of the loan portfolio away from residential construction, acquisition and development loans to a more balanced mix of commercial, commercial real estate, and residential real estate. It has done this through a combination of more conservative underwriting practices on construction and land development lending, limited marketing, and aggressive resolution and disposal of loans in these categories. As a result, combined loan balances in the commercial, land and land development, and residential construction categories have fallen by $85.8 million, or 36% in 2009.

Still, the land development and construction loan components continue to pose higher levels of “loan-type” concentration risk, and continue to comprise the majority of the Company’s problem loans and other real estate owned (“OREO”) properties. Residential real estate values tend to fluctuate with economic conditions, and have been falling rapidly in many of the Bank’s markets for the last two years, although the rate of decline is generally slowing. Management plans to continue curtailing new lending in this segment, and maintaining its aggressive resolution efforts to further reduce risk in this segment.

Within this segment, the Bank has lent to contractors and developers, and has also been active in custom construction lending, where the loan is made to the individual consumer who will occupy the home. The Bank is committed to reducing and maintaining its real estate lending concentrations to levels that are below the interagency regulatory guidelines issued in late 2007. Institutions that exceed the levels established in the guidelines are subject to greater supervisory scrutiny. These guidelines established concentration limits as measured against Total Risk

Based Capital (generally, the Company’s common stock, non-cumulative perpetual preferred stock and a portion of its loan loss reserves). The first regulatory guideline establishes the limit for construction, land development and other land loan balances to total risk-based capital not to exceed 100%. Company totals for this category were 151.86%, 183.26% and 270.95% for 2009, 2008 and 2007, respectively, demonstrating the Company’s significant progress toward meeting this guideline. The second guideline establishes the limit for total commercial real estate loans, defined as including the above categories plus loans secured by multifamily and non-farm nonresidential property but excluding loans secured by owner-occupied properties, not to exceed 300% of total risk-based capital. Accordingly, the Company has decreased these balances from 348.78% in 2007 to 254.93% in 2008 and to 214.29% at the end of 2009. As a result, Intermountain is now below the regulatory guideline.

Commercial Loans

Although the impacts of the economic downturn are increasing risk in the commercial portfolio, management does not consider this portfolio to present a particular “concentration risk” at this time. Management believes there is adequate diversification by type, industry, and geography to mitigate excessive risk. The commercial portfolio includes a mix of term loan facilities and operating loans and lines made to a variety of different business types in the markets it serves. The Company utilizes SBA, USDA and other government-assisted or guaranteed financing programs whenever advantageous to further mitigate risk in this area. With the exception of the agricultural portfolio, there is no other significant concentration of industry types in its loan portfolio, and no dominant employer or industry across all the markets it serves. Underwriting focuses on the evaluation of potential future cash flows to cover debt requirements, sufficient collateral margins to buffer against devaluations, credit history of the business and its principals, and additional support from willing and capable guarantors.

Agricultural Loans

The agricultural portfolio represents a larger percentage of the loans in the Bank’s southern Idaho region. At December 31, 2009, agricultural loans and agricultural real estate loans totaled $110.3 million or 16.4% of the total loan portfolio. The agricultural portfolio consists of loans secured by livestock, crops and real estate. To mitigate credit risk, specific underwriting is applied to retain only borrowers that have proven track records in the agricultural industry. Many of Intermountain’s agricultural borrowers are third or fourth generation farmers and ranchers with limited real estate debt, which reduces overall debt coverage requirements and provides extra flexibility and collateral for equipment and operating borrowing needs. In addition, the Bank has hired senior lenders with significant experience in agricultural lending to administer these loans. Further mitigation is provided through frequent collateral inspections, adherence to farm operating budgets, and annual or more frequent review of financial performance. The Company has minimal exposure to the dairy industry, the one significant agricultural segment that has been under extreme pressure for the last couple of years.

Commercial Real Estate Loans

Difficult economic conditions are increasing risk in the non-residential component of the commercial real estate portfolio. However, in comparison to peers, the Company has less overall exposure to commercial real estate and a stronger mix of owner-occupied (where the borrower occupies and operates in at least part of the building) versus non-owner occupied loans. Based on December 31, 2009 UBPR data, the Company’s total commercial real estate exposure excluding construction loans was 25.4% versus the peer group average of 36.7%. Of that total, 45% was owner-occupied or farmland versus 43% of the peer groups (Source: UBPR data from the FFIEC for 12-31-09). The loans represented in this category are spread across the Company’s footprint, and there are no significant concentrations by industry type or borrower. The most significant property types represented in the portfolio are office (17%), industrial (15%), multifamily (10%), health care (6%), and retail (6%). The other 46% is a mix of property types with smaller concentrations, including religious facilities, auto-related properties, restaurants, convenience stores, storage units, motels and commercial investment land. Finished condominiums comprise only

2% of the commercial real estate portfolio, although there are also several unfinished condo projects in the construction and development portfolio.

	December 31,
Commercial Real Estate by Property Types	2009	% of Loans
	(Dollars in thousands)

Condominiums	$4,504	2.4%
Office	32,265	16.9%
Industrial warehouse	29,206	15.3%
Storage units	6,984	3.7%
Retail	12,177	6.4%
Restaurants	6,028	3.2%
Land and land development	10,281	5.4%
Other commercial	19,560	10.3%
Health care	11,345	5.9%
Religious facilities	2,538	1.3%
Gas stations & convenience stores	2,712	1.4%
Auto R/E (car lot, wash, repair)	2,554	1.3%
Hotel/Motel	3,351	1.8%
Miscellaneous	29,221	15.2%

Total Commercial real estate loans	172,726	90.5%
Multifamily	18,067	9.5%

Total Commercial real estate and Multifamily Loans	$190,793	100.0%

While 62% of the Company’s commercial real estate portfolio is in its Northern Idaho/Eastern Washington region, this region is a large and diverse region with differing local economies and real estate markets. Given this diversity, and the diversity of property types and industries represented, management does not believe that this concentration represents a significant concentration risk.

Non-owner occupied commercial real estate loans are made only to borrowers with established track records and the ability to fund potential project cash flow shortfalls from other income sources or liquid assets. Project due diligence is conducted by the Bank, to help provide for adequate contingencies, collateral and/or government guaranties. The Company has largely avoided speculative financing of investment properties, particularly of the types most vulnerable in the current downturn, including investment office buildings and retail strip developments. Management believes geographic, borrower and property-type diversification, and prudent underwriting and monitoring standards applied by seasoned commercial lenders mitigate concentration risk in this segment.

Residential Real Estate and Consumer

Residential real estate and consumer loans comprise smaller segments of the loan portfolio. Management does not believe they represent significant concentration risk. While debt service ability and collateral values have declined in these segments, underwriting has generally been more conservative, with higher debt-to-income and equity requirements than found elsewhere in the financial industry.

Geographic Distribution

In terms of geographic distribution, 74% of the Company’s loans are in north Idaho, eastern Washington and southwest Idaho outside the Boise area. Although economic trends and real estate valuations have worsened in these market areas, delinquency levels and price declines have been less significant than in Boise or other areas of the country. This reflects the differing economies in these areas, generally more conservative lending and borrowing norms, and more restrained building and development activity. In particular, large national and regional developers and builders did not enter and subsequently exit these markets. The southwest Idaho and Magic Valley markets are largely agricultural areas which have not seen rapid price appreciation or depreciation over the last few years. Through aggressive loan workout efforts, the Company has reduced its exposure to the Boise area market significantly over the past year, resulting in proportionally higher loan balances in the regions outside of Boise from the prior year. The “Other” category noted above largely represents loans made to local borrowers where the collateral is located outside the Company’s communities. The mix in this category is relatively diverse, with the highest proportions in Oregon, Washington, California, Nevada and Wyoming, but no single state comprising more than 27% of this total or 1.5% of the total loan portfolio.

Participation loans where Intermountain purchased part of the loan and was not the lead bank totaled $17.5 million at year end, of which one loan totaling $1.7 million was outside the Company’s footprint. This loan was subsequently paid off after year end. $7.1 million of the remaining total is a condominium project in Boise that is currently classified, but is being managed very closely. The remaining loans are all within the Company’s footprint and considered not to present significant risk at this time.

Classification of Loans

The Bank is required under applicable law and regulations to review its loans on a regular basis and to classify them as “satisfactory,” “special mention,” “substandard,” “doubtful” or “loss.” A loan which possesses no apparent weakness or deficiency is designated “satisfactory.” A loan which possesses weaknesses or deficiencies deserving close attention is designated as “special mention.” A loan is generally classified as “substandard” if it possesses a well-defined weakness and the Bank will probably sustain some loss if the weaknesses or deficiencies are not corrected. A loan is classified as “doubtful” if a probable loss of principal and/or interest exists but the amount of the loss, if any, is subject to the outcome of future events which are undeterminable at the time of classification. It is a transitional category, and once the amount of the loss is determined, this amount is charged off and the remaining balance of the loan would most likely be classified as “substandard.” The typical duration of a loan in the “doubtful” category would be one to two months. If a loan is classified as “loss,” the Bank either establishes a specific valuation allowance equal to the amount classified as loss or charges off such amount.

During 2007, the Company modified its risk grade allocation factors to better reflect varying loss experiences in different types of loans. As of December 31, 2009, the risk factors range from cash equivalent secured loans (Risk Grade “1”) to “loss” (Risk Grade “8”). Risk Grades “3”, “5”, “6”, “7” and “8” closely reflect the FDIC’s definitions for “satisfactory,” “special mention,” “substandard”, “doubtful” and “loss”, respectively. Risk Grade “4” is an internally designated “watch” category. At December 31, 2009, the Company had $6.7 million in the special mention, $75.6 million in the substandard, $1.6 million in the doubtful and $0 in the loss loan categories. At December 31, 2008, the Company had $7.3 million in the special mention, $50.8 million in the substandard, $3.0 million in the doubtful and $0 in the loss loan categories.

At December 31, 2009, classified loans (loans with risk grades 6, 7 or 8) by loan type are as follows (dollars in thousands):

Classified Loans

Commercial	$11,685
Commercial real estate	12,409
Commercial construction	15,554
Land and land development loans	20,136
Agriculture	9,637
Multifamily	695
Residential real estate	5,433
Residential construction	1,165
Consumer	461
Municipal	—

Total classified loans	$77,175

Overall, classified loans (loans with risk grades 6, 7, or 8) increased from $53.8 million at the end of 2008 to $77.2 million at the end of 2009. The increase reflected the impact of the deteriorating economy and real estate conditions throughout the Company’s market area. Unemployment rates increased significantly, placing additional stress on businesses and consumers alike. This resulted in more borrowers facing difficulties in maintaining their ability to service the Company’s debts. At the same time, real estate and other property valuations declined as well, reducing the ability of borrowers or the Bank to liquidate assets or rely on other repayment sources to cover shortfalls in the cash flow required to service their debts. Construction and land development loans, in which debt repayment is primarily based on liquidation of property, were particularly hard hit, as real estate purchase markets slowed significantly and property values declined. Most of the increase in classified loans between 2008 and 2009 were in loans that were real-estate related, particularly construction and land development.

Non-accrual loans are those loans that have become delinquent for more than 90 days (unless well-secured and in the process of collection). Placement of loans on non-accrual status does not necessarily mean that the outstanding loan principal will not be collected, but rather that timely collection of principal and interest is in question. When a loan is placed on non-accrual status, interest accrued but not received is reversed. The amount of interest income which was reversed from income in fiscal years 2009, 2008, 2007, 2006 and 2005 on non-accrual and other problem loans was approximately $1.9 million, $465,000, $161,000, $21,000 and $95,000, respectively. A non-accrual loan may be restored to accrual status if it is brought current and has performed in accordance with contractual terms for a reasonable period of time, and the collectability of the total contractual principal and interest is no longer in doubt. Other problem loans are loans that were not put in the non-accrual status but were charged off or transferred to OREO during the year.

Information with respect to non-performing loans and other non-performing assets is as follows (dollars in thousands):

Non-Accrual Trending

	December 31,
	2009	2008	2007	2006	2005

Non-accrual loans	$18,468	$26,365	$5,569	$1,201	$807
Non-accrual loans as a percentage of net loans receivable	2.82%	3.50%	0.74%	0.18%	0.14%
Total allowance related to these loans	$965	$6,856	$585	$531	$341
Interest income recorded on these loans	$1,126	$1,193	$270	$230	$8

Credit Quality Trending

	At December 31,
	2009	2008	2007	2006	2005
	(in thousands)

Loans past due in excess of 90 days and still accruing	$586	$913	$797	$87	$456
Non-accrual loans	18,468	26,365	5,569	1,201	807

Total non-performing loans	19,054	27,278	6,366	1,288	1,263
OREO	11,538	4,541	1,682	795	18

Total non-performing assets (“NPAs”)	$30,592	$31,819	$8,048	$2,083	$1,281

Troubled debt restructured loans(1)	$4,604	$13,424	$—	$—	$—
Total non-performing loans as a % of net loans receivable	2.91%	3.62%	0.84%	0.19%	0.23%
Total NPA as a % of loans receivable	4.67%	4.23%	1.06%	0.31%	0.23%
Allowance for loan losses (“ALLL”) as a % of non-performing loans	87.2%	60.2%	184.7%	763.7%	641.3%
Total NPA as a % of total assets	2.83%	2.88%	0.77%	0.23%	0.17%
Total NPA as a % of tangible capital + ALLL(2)	32.85%	27.75%	8.99%	2.76%	2.14%
Loan Delinquency Ratio (30 days and over)	0.93%	0.90%	0.40%	0.15%	0.44%

(1)	Represents accruing restructured loans performing according to their modified terms. Restructured loans that are not performing according to their modified terms are included in non-accrual loans. Funds are not available for additional disbursement on restructured loans.

(2)	Tangible capital equals total equity less intangible assets and goodwill.

The $7.9 million decrease in non-accrual loans from December 31, 2008 to December 31, 2009 resulted from a combination of aggressive efforts by our special assets team to work out or liquidate these loans and chargedowns in cases where there was a collateral deficiency. This team continued to move properties through the collections process and made steady progress in reducing overall levels of both classified and non-accrual loans through multiple management strategies, including borrower workouts, individual asset sales to local and national investors, and bulk sales and auctions of like properties. NPAs fell $6.1 million from the third quarter of 2009, and totaled 2.83% of total assets at December 31, 2009, down from 3.47% in the preceding quarter. NPAs reached their peak of $47.7 million in May 2009 and have trended down since then. Loan delinquencies (30 days or more past due) also declined during the fourth quarter to 0.93% from 1.48% of total loans at the end of the third quarter, although they were up slightly from the fourth quarter 2008 level of 0.90%. Loan delinquencies (30 days or more past due) reached their peak in April 2009 at a rate of 3.10%. The $20.8 million increase in non-accrual loans from December 31, 2007 to December 31, 2008 consisted primarily of residential land, subdivision and construction loans where repayment was primarily reliant on selling the asset. The Company continues to monitor its non-accrual loans closely and revalue the collateral on a periodic basis. This re-evaluation may create the need for additional write-downs or additional loss reserves on these assets.

Other Real Estate Owned Activity

	2009	2008	2007
	(Dollars in thousands)

Balance, beginning of period, January 1	$4,541	$1,682	$795
Additions to OREO	20,789	4,092	896
Proceeds from sale of OREO	(9,830)	(474)	(9)
Valuation Adjustments in the period(1)	(3,962)	(759)	—

Balance, end of period, December 31	$11,538	$4,541	$1,682

(1)	Amount includes chargedowns and gains/losses on sale of OREO

The balance of OREO increased by $7.0 million during 2009, as the Bank worked higher levels of non-performing loans through the collection and foreclosure process. Disposition of OREO assets increased markedly in the latter half of 2009, resulting in a reduction between the end of the third and fourth quarters of $2.9 million. At year end, OREO assets consisted of commercial land (25%), developed residential lots (23%), raw land (23%), commercial buildings (17%), and single family residences (12%). The Credit Risk Management and Asset Disposition groups continue to work rapidly to dispose of OREO properties through a combination of individual sales to homeowners and investors, bulk sales to investors, and auction sales, generally as a last resort.

December 31, 2009 Non-Performing Assets by Loan/Property Type and Location

	North			E. Oregon,			% of Loan
	Idaho —	Magic	Greater	SW Idaho			Type to Total
	Eastern	Valley	Boise	Excluding			Non-Performing
NPA by location 12/31/2009	Washington	Idaho	Area	Boise	Other	Total	Assets
	(Dollars in thousands)

Commercial loans	$2,194	$303	$28	$128	$—	$2,653	8.7%
Commercial real estate loans	3,096	1,182	399	527	31	5,235	17.1%
Commercial construction loans	3,133	—	—	—	—	3,133	10.4%
Land and land development loans	6,568	1,153	2,337	1,122	2,875	14,055	45.9%
Agriculture loans	—	—	521	313	—	834	2.7%
Multifamily loans	—	135	—	—	—	135	0.4%
Residential real estate loans	2,194	—	422	199	380	3,195	10.4%
Residential construction loans	1,264	—	—	—	—	1,264	4.1%
Consumer loans	64	18	6	—	—	88	0.3%

Total	$18,513	$2,791	$3,713	$2,289	$3,286	$30,592	100.0%

Percent of total NPA	60.5%	9.1%	12.1%	7.5%	10.8%	100.0%
Percent of NPA to total loans in each region(1)	5.0%	5.1%	4.5%	1.7%	9.5%	4.6%

(1)	NPAs include both nonperforming loans and OREO

Residential land, commercial construction and residential construction loans continue to comprise most of the nonperforming asset totals, reflecting continuing weakness in the real estate markets. The top 10 non-performing loans totaled $7.6 million, or 40% of total non-performing loans and the top 6 OREO properties accounted for 59% of the OREO balance. The geographic distribution of NPAs generally correlates with the distribution of the overall loan portfolio, except that the percent of total NPAs in the “North Idaho — Eastern Washington region” is slightly higher than the percent of the loan portfolio in this region, and correspondingly, the percent of total NPAs in the “E. Oregon, SW Idaho excluding Boise” is lower. This reflects generally stronger economic conditions in the Southwest Idaho market outside Boise, as a result of its agricultural base. The “Other” NPAs total is largely comprised of one commercial property in western Washington. All NPAs are reported at the Company’s best estimate of net realizable value, and are frequently re-evaluated for changes that would require additional write downs.

Management continues to focus its efforts on managing down the level of non-performing assets, classified loans and delinquencies. It uses a variety of analytical tools and an integrated stress testing program involving both qualitative and quantitative modeling to assess the current and projected state of its credit portfolio. The results of this program are integrated with the Company’s capital and liquidity modeling programs to manage and mitigate future risk in these areas as well. In early 2010, the Company contracted with an independent loan review firm to further evaluate and provide independent analysis of its portfolio and make recommendations for portfolio management improvement. In particular, the review quantified and stratified the loans in the Bank’s portfolio based upon layered risk, product type, asset class, loans — to-one borrower, and geographic location. The purpose of the review was to provide an independent assessment of the potential imbedded risks and dollar exposure within the Bank’s loan portfolio. The scope included 1,000 loans representing over 80% of the total loan portfolio and included specific asset evaluations and loss forecasts for the majority of the loan portfolio. The firm employed seasoned financial and commercial lending personnel to complete the individual loan reviews. Based on its evaluation of both external and internal loan review results, management does not believe that it needs to materially alter its 12-month forward loss projections. It has and continues to incorporate a number of the recommendations made by the review firm into its ongoing credit management process.

Allowance for Loan Losses

The allowance for loan losses is based upon management’s assessment of various factors including, but not limited to, current and future economic trends, historical loan losses, delinquencies, and underlying collateral values, as well as current and potential risks identified in the loan portfolio. The allowance is evaluated on a monthly basis by management. The methodology for calculating the allowance is discussed in more detail below. An allocation is also included for unfunded loan commitments. However, this allocation is recorded as a liability, as required by bank regulatory guidance issued in early 2007.

Allocation of the Allowance for Loan Losses
and Non-Accrual Loans Detail
(Dollars in thousands)

	December 31, 2009
	Percent of
	Loans to	Gross		Non-Accrual
	Total Loans	Loans	Allowance	Loans

Commercial loans	19.57%	$131,562	$4,785	$2,653
Commercial real estate loans	25.69	172,726	3,827	3,209
Commercial construction loans	6.78	45,581	1,671	3,135
Land and land development loans	13.18	88,604	2,707	5,724
Agriculture loans	16.40	110,256	1,390	447
Multifamily loans	2.69	18,067	26	135
Residential real estate loans	9.75	65,544	1,412	2,872
Residential construction loans	2.47	16,626	170	205
Consumer loans	2.72	18,287	539	88
Municipal loans	0.75	5,061	81	—

Totals	100.00%	$672,314	$16,608	$18,468

	December 31, 2008
	Percent of
	Loans to	Gross		Non-Accrual
	Total Loans	Loans	Allowance	Loans

Commercial loans	82.81%	$636,982	$14,277	$22,783
Residential loans	13.51	103,937	1,653	3,491
Consumer loans	3.02	23,245	452	91
Municipal loans	0.66	5,109	51	—

Totals	100.00%	$769,273	$16,433	$26,365

	December 31, 2007
	Percent of
	Loans to	Gross		Non-Accrual
	Total Loans	Loans	Allowance	Loans

Commercial loans	81.07%	$623,439	$9,965	$4,732
Residential loans	14.83	114,010	1,196	837
Consumer loans	3.42	26,285	571	—
Municipal loans	0.68	5,222	29	—

Totals	100.00%	$768,956	$11,761	$5,569

	December 31, 2006
	Percent of
	Loans to	Gross		Non-Accrual
	Total Loans	Loans	Allowance	Loans

Commercial loans	78.03%	$527,345	$7,924	$1,201
Residential loans	16.66	112,569	1,543	—
Consumer loans	4.71	31,800	339	—
Municipal loans	0.60	4,082	31	—

Totals	100.00%	$675,796	$9,837	$1,201

	December 31, 2005
	Percent of
	Loans to	Gross		Non-Accrual
	Total Loans	Loans	Allowance	Loans

Commercial loans	75.28%	$425,005	$5,793	$671
Residential loans	19.05	107,554	1,827	10
Consumer loans	5.16	29,109	450	126
Municipal loans	0.51	2,856	30	—

Totals	100.00%	$564,524	$8,100	$807

In the table above, commercial loans for the periods 2005-2008 include commercial real estate loans, as well as residential land, subdivision acquisition and development, and builder loans, where the borrower is not a consumer.

During 2007, the Company changed its method of calculating its loan loss allowance in line with bank regulatory guidance issued earlier that year. It continued to refine this methodology in 2008 and 2009 with improved modeling and collateral valuation analysis. The loan portfolio is segregated into loans for which a specific reserve is calculated by management, and loans for which a reserve is calculated using an allowance model. For loans with a specific reserve, management evaluates each loan and derives the reserve based on such factors as expected collectability, collateral value and guarantor support. For loans with reserves calculated by the model, the model mathematically derives a base reserve allocation for each loan using probability of default and loss given default rates based on both historical company and industry experience. This base reserve allocation is then modified by management considering factors such as the current economic environment, portfolio delinquency trends, collateral valuation trends, quality of underwriting and quality of collection activities. The reserves derived from the model are modified by management, then added to the reserve for specifically identified loans to produce the total reserve. Management believes that this methodology provides a more accurate, reliable and verifiable reserve calculation and is in compliance with recent regulatory guidance. The Bank’s total allowance for loan losses was 2.47% of total loans at December 31, 2009 and 2.14% of total loans at December 31, 2008. The following table provides additional detail on the allowance.

Trend Analysis of the Allowance for Loan Losses

	December 31,
	2009	2008(1)	2007(1)	2006(1)(2)	2005(1)(2)
	(Dollars in thousands)

Balance Beginning January 1	$(16,433)	$(11,761)	$(9,837)	$(8,100)	$(6,309)
Charge-Offs
Commercial loans	5,037	1,486	886	283	307
Commercial real estate loans	3,194	186	8	—	—
Commercial construction loans	4,982	663	—	—	—
Land and land development loans	19,817	2,820	580	—	—
Agriculture loans	988	162	50	—	—
Multifamily loans	53	—	—	—	—
Residential loans	1,598	173	—	9	21
Residential construction loans	241	—	—	—	—
Consumer Loans	1,001	703	520	501	464
Municipal Loans	—	—	—	—	—

Total Charge-offs	36,911	6,193	2,044	793	792
Recoveries
Commercial Loans	(144)	(53)	(34)	(8)	(187)
Commercial real estate loans	—	(1)	—	—	—
Commercial construction loans	(1)	—	—	—	—
Land and land development loans	(347)	(198)	—	—	—
Agriculture loans	—	—	(1)	—	—
Multifamily loans	—	—	—	—	—
Residential Loans	(9)	—	(10)	(4)	(19)
Residential construction loans	—	—	—	—	—
Consumer Loans	(256)	(229)	(30)	(435)	(68)
Municipal Loans	—	—	—	—	—

Total Recoveries	(757)	(481)	(75)	(447)	(274)
Net charge-offs	36,154	5,712	1,969	346	518
Transfers	—	—	3	65	(176)
Provision for losses on loans	(36,329)	(10,384)	(3,896)	(2,148)	(2,229)
Sale of loans	—	—	—	—	96

Balance at end of period	$(16,608)	$(16,433)	$(11,761)	$(9,837)	$(8,100)
Ratio of net charge-offs to loans outstanding	5.38%	0.75%	0.26%	0.06%	0.09%
Allowance — Unfunded Commitments
Balance Beginning January 1	$(13)	$(18)	$(482)	$(417)	$(593)
Adjustment	2	5	467	—	—
Transfers	—	—	(3)	(65)	176

Allowance — Unfunded Commitments at end of period	$(11)	$(13)	$(18)	$(482)	$(417)

(1)	The allowance analysis has been adjusted for the periods 2007, 2006 and 2005 to segregate the allowance for loan losses from an allowance for unfunded commitments, per new bank regulatory guidance issued in 2007.

(2)	The detail for allowance analysis breakout categories was not available in 2006 and 2005.

Management’s general policy is to charge off loans or portions of loans as soon as an identifiable loss amount can be determined from evidence obtained, such as updated appraisals or similar real estate evaluations, equipment, inventory or similar collateral evaluations, or accepted offers on loan sales or negotiated discounts. In situations where problem loans are dependent on collateral liquidation for repayment, management obtains updated independent valuations, generally no less frequently than once every six months and more frequently for larger or more troubled loans. In the time period between these independent valuations, it monitors market conditions for any significant event or events that would materially change the valuations, and updates them as appropriate.

The following table details loan maturity and repricing information for fixed and variable rate loans.

Maturity and Repricing for the Bank’s
Loan Portfolio at December 31, 2009

Loan Repricing	Fixed Rate	Variable Rate	Total Loans
	(Dollars in thousands)

0-90 days	$33,921	$161,244	$195,165
91-365 days	41,970	97,324	139,294
1 year-5 years	127,664	132,254	259,918
5 years or more	68,767	9,170	77,937

Total	$272,322	$399,992	$672,314

The Company has traditionally maintained a high level of variable rate loans as part of its overall balance sheet management approach. The significant unanticipated decrease in market rates experienced during the economic downturn and financial turmoil of the past several years impacted these loans negatively and created additional pressure on the Company’s asset yields and net interest margin. However, this approach positions the Company well for a rising rate environment, in which event the Company may experience improvement in margin.

Investments

The investment portfolio is the second largest earning asset category and is comprised mostly of securities categorized as available-for-sale. These securities are carried at fair value. Unrealized gains and losses that are considered temporary are recorded as a component of accumulated other comprehensive income or loss.

The carrying value of the available-for-sale securities portfolio increased 23.1% to $181.8 million at December 31, 2009 from $147.6 million at December 31, 2008. The carrying value of the held-to-maturity securities portfolio decreased 13.8% to $15.2 million at December 31, 2009 from $17.6 million at December 31, 2008. During 2009, the Company deployed funds from reductions in the Company’s loan portfolio and increases in deposits into the investment portfolio. In addition, market conditions caused a slight increase in the carrying value of some of the Company’s available-for-sale securities. In a generally stable rate environment, the Company sought to maintain the yield on the investment portfolio, position it for potentially higher rates in the future, and otherwise use it to limit the Bank’s overall interest rate risk during the year. In doing so, the Company shortened the duration of its portfolio in anticipation of future higher rates. The Company used a combination of U.S. agency debentures and mortgage-backed securities, whole loan collateralized mortgage obligations (“CMOs”), and municipal bonds to accomplish this positioning. The average duration of the available for sale and the held-to-maturity portfolios was approximately 2.8 years and 8.5 years, respectively on December 31, 2009, compared to 4.9 years and 9.2 years, respectively on December 31, 2008. The average duration differs from the investments contractual maturity as average duration takes into account estimated prepayments.

As noted above, available-for-sale securities are required by generally accepted accounting principles to be accounted for at fair value (See Note 20 “Fair Value of Financial Instruments” in the Company’s Consolidated Financial Statements for more information.

Active markets exist for securities totaling $149.6 million classified as available for sale as of December 31, 2009. For these securities, the Company obtained fair value measurements from an independent pricing service and internally validated these measurements. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus, prepayment speeds, credit information and the bond’s terms and conditions, among other things.

The available for sale portfolio also includes $32.2 million in super senior or senior tranche collateralized mortgage obligations not backed by a government or other agency guarantee. These securities are collateralized by fixed rate prime or Alt A mortgages, are structured to provide credit support to the senior tranches, and are carefully analyzed and monitored by management. Because of disruptions in the current market for non-government agency guaranteed mortgage-backed securities and CMOs, an active market did not exist for these securities at December 31, 2009. This is evidenced by a significant widening in the bid-ask spread for these types of securities and the limited volume of actual trades made. As a result, less reliance can be placed on easily observable market data, such as pricing on transactions involving similar types of securities, in determining their current fair value. As such, significant adjustments were required to determine the fair value at the December 31, 2009 measurement date.

In valuing these securities, the Company utilized the same independent pricing service as for its other available-for-sale securities. In addition, it utilized a second pricing service that specializes in whole-loan obligation CMO valuation and Federal Home Loan Bank pricing indications to derive independent valuations and used this data to evaluate and adjust the values derived from the original independent pricing service. In addition to the observable market-based input including dealer quotes, market spreads, live trading levels and execution data, both services also employed a present-value income model that considered the nature and timing of the cash flows and the relative risk of receiving the anticipated cash flows as agreed. The discount rates used were based on a risk-free rate, adjusted by a risk premium for each security. In accordance with accounting guidance, the Company has determined that the risk-adjusted discount rates utilized appropriately reflect the Company’s best estimate of the assumptions that market participants would use in pricing the assets in a current transaction to sell the asset at the measurement date. Risks include nonperformance risk (that is, default risk and collateral value risk) and liquidity risk (that is, the compensation that a market participant receives for buying an asset that is difficult to sell under current market conditions). To the extent possible, the pricing services and the Company validated the results from these models with independently observable data.

Two securities, with a book value of $7.5 million were rated as “substandard” assets by the Company at December 31, 2009 based on the delinquency and default characteristics of the underlying mortgages and the ratings assigned by independent rating agencies. Both carry ratings that are below “investment grade,” as commonly defined with the securities industry. As with classified loans, the “substandard” rating does not mean that the Company will incur a loss on either security, particularly if the securities are held to maturity. Both these securities are monitored closely and evaluated periodically for other-than-temporary impairment. The following table summarizes the value of the “substandard” assets at December 31, 2009 (in thousands):

				OTTI Credit	OTTI Impairment
	Principal	Fair	Unrealized	Loss Recorded in	Loss Recorded in
Security Issuer	Balance	Value	(Loss) Gain	Income	OCI

RALI	$3,794	$2,229	$259	$(526)	$(1,226)
BOAA	7,858	5,258	(2,538)	—	—

Total	$11,652	$7,487	$(2,279)	$(526)	$ $(1,226)

Other-than-Temporary Impairment

As noted above, the Company evaluated these and other securities in the investment portfolio for “Other-than-Temporary Impairment” per accounting guidance. In conducting this evaluation, the Company analyzed the following factors:

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

At March 31, 2009, one of the “substandard securities” noted above was considered to be other than temporarily impaired. Due to the lack of an orderly market for the security and the declining national economic and housing market, its fair value was determined to be $2.5 million at that time based on analytical modeling taking into consideration a range of factors normally found in an orderly market. Of the $1.7 million original other-than-temporary impairment (“OTTI”) on this security, based on an analysis of projected cash flows, $244,000 was charged to earnings as a credit loss and $1.5 million was recognized in other comprehensive income. The Company recorded additional credit loss impairments of $198,000 and $84,000, respectively in the third and fourth quarters of 2009, reducing the non-credit value impairment to $1.2 million. The reduction of the non-credit impairment during the year is due to the fact that while the present value of the cash flows expected to be collected deteriorated, the overall estimated market value of the security improved. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI. At this time, the Company anticipates holding the security until its value is recovered or until maturity, and will continue to adjust its net income and other comprehensive income to reflect potential future credit loss impairments and the security’s market value. The Company calculated the credit loss charges against earnings each quarter by subtracting the estimated present value of future cash flows on the security from its amortized cost at the end of each period.

The following table displays investment securities balances and repricing information for the total portfolio:

Investment Portfolio Detail
As of December 31, 2009

		Percent		Percent
	2009	Change	2008	Change	2007
Carrying Value as of December 31,	Amount	Prev. Yr.	Amount	Prev. Yr.	Amount
	(Dollars in thousands)

U.S. treasury securities and obligations of government agencies	$51	(99.32)%	$7,546	(88.01)%	$62,952
Mortgage-backed securities & collateralized mortgage obligations (“CMOs”)	181,733	29.74	140,072	46.30	95,739
State and municipal bonds	15,177	(13.79)	17,604	54.10	11,424

Total	$196,961	19.21%	$165,222	(2.88)%	$170,115

Available-for-Sale	181,784	23.14	147,618	(7.04)	158,791
Held-to-Maturity	15,177	(13.79)	17,604	55.46	11,324

Total	$196,961	19.21%	$165,222	(2.88)%	$170,115

Investments held as of December 31, 2009
Mature as follows:

			One to		Five to		Over
	One Year		Five Years		Ten Years		Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)

U.S. treasury securities and obligations of government agencies	$—	0.00%	$51	1.93%	$—	0.00%	$—	0.00%	$51	1.93%
Mortgage-backed securities & CMOs	2,102	3.27	12,377	4.53	41,848	4.35	125,406	4.73	181,733	4.61
State and municipal bonds (tax — equivalent)	636	2.87	667	3.43	2,438	3.97	11,436	5.18	15,177	4.81

Total	$2,738	3.16%	$13,095	4.46%	$44,286	4.33%	$136,842	4.77%	$196,961	4.66%

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Intermountain’s investment portfolios are managed to provide and maintain liquidity; to maintain a balance of high quality, diversified investments to minimize risk; to offset other asset portfolio elements in managing interest rate risk; to provide collateral for pledging; and to maximize returns. At December 31, 2009, the Company does not intend to sell any of its available-for-sale securities that have a loss position and it is not likely that it will be required to sell the available-for-sale securities before the anticipated recovery of their remaining amortized cost. However, unforeseen changes in credit risk or other types of portfolio risk could cause management to change its position and sell individual securities on a case-by-case basis. The unrealized losses on residential mortgage-backed securities without other-than-temporary impairment were considered by management to be temporary in nature.

See Note 20 “Fair Value of Financial Instruments” in the Company’s Consolidated Financial Statements for more information on the calculation of fair or carrying value for the investment securities.

Fed Funds Sold & Cash Equivalents

The Bank held $81.7 million in excess funds at the Federal Reserve at December 31, 2009, as compared to $71.5 million in Fed Funds Sold at December 31, 2008. At December 31, 2009, excess funds were held at the Federal Reserve as opposed to Fed Funds Sold at a correspondent bank as there was a higher yield on the excess funds at the Federal Reserve. During 2009, the Company maintained an average balance of Fed Funds Sold and interest-bearing unrestricted cash equivalents (referred to in subsequent references as “Fed Funds Sold” for ease of reference and because the instruments are not materially different) of $43.9 million as a strategy to preserve and enhance liquidity during a period of extreme market turmoil. This compares to an average balance of Fed Funds Sold in 2008 of $17.7 million. The higher level of Fed Funds Sold maintained during 2009 resulted in a decrease in interest income and net interest income as the Fed Funds Sold yield during 2009 was at historically low levels of between 0.00% and 0.25%.

Deposits

	December 31, 2009		December 31, 2008
Deposit Composition & Trends	Amount	%	Amount	%
	(Dollars in thousands)

Demand	$168,244	20.5	$154,265	19.4
NOW and money market 0.0% to 5.25%	340,070	41.6	321,556	40.7
Savings and IRA 0.0% to 5.75%	77,623	9.5	78,671	10.0
Certificate of deposit accounts (“CDs”) under $100,000	86,381	10.5	98,744	12.5
Jumbo CDs	82,249	10.0	63,695	8.1
Brokered CDs	54,428	6.6	57,956	7.3
CDARS CDs to local customers	10,326	1.3	15,525	2.0

Total deposits	$819,321	100.0	$790,412	100.0

Weighted average interest rate on certificates of deposit		2.52%		3.22%
Core Deposits as a percentage of total deposits(1)		81.6%		81.7%
Deposits generated from the Company’s market area as a % of total deposits		93.4%		92.7%

(1)	Core deposits consist of non-interest bearing checking, interest-bearing checking, money market, and savings accounts, and retail certificate of deposit accounts of less than $100,000.

Deposits totaled $819.3 million, representing 82.7% of the Bank’s liabilities at December 31, 2009. Total deposits grew 3.7% in 2009 with non-interest bearing deposits increasing 9.1% and interest-bearing deposits growing 2.4% over 2008 balances. Total transaction account deposits (demand, NOW and money market) increased by $32.4 million during the period and now comprise 62.1% of total deposits, a percentage that significantly exceeds peer group averages. The Company continues to emphasize growth in transaction account balances to minimize its cost of funding, enhance fee income and other cross-selling opportunities, and match its asset composition.

59% of the Company’s transaction accounts have been in existence for more than three years. When combined with the rapid growth rates of the Company’s retail deposits over the past ten years, this demonstrates the Company’s ability to both grow and retain its transaction deposit customers.

Overall certificate of deposit accounts decreased $2.5 million or 1.1%, from $235.9 million at December 31, 2008 to $233.4 million at December 31, 2009. Certificates of deposit to local customers, including CDARs reciprocal CDs, increased by $1.0 million while brokered certificates of deposit decreased $3.5 million as the Company sought to acquire certificates at the most attractive price from both local and brokered markets. The Company also seeks to utilize CDs and other funding sources to manage its overall interest-rate risk and liquidity positions.

Deposits by location are as follows (in thousands):

Deposits by Location	12/31/2009	% of total deposits

North Idaho — Eastern Washington	$402,620	49.1%
Magic Valley Idaho	69,430	8.5%
Greater Boise Area	77,291	9.4%
Southwest Idaho — Oregon excluding Boise	158,919	19.4%
Administration, Secured Savings	111,061	13.6%

Total	$819,321	100.0%

The Company seeks long-term balance between loans and deposits in each of its regions, and has generally succeeded in achieving this balance, although when it enters new markets, it may emphasize one or the other depending on the specific market.

Business checking, NOW, money market and savings balances comprise about 41% of total non-maturity deposits, and consumer about 59%. The Company emphasizes balanced growth of both business and consumer deposits in its markets to diversify its funding sources. Consumer deposit growth is largely driven by branch marketing efforts in the communities served. Intermountain also employs specialized business services officers who target the acquisition of business deposit accounts and other fee-related services. With the exception of the secured savings program noted below, the Company is not reliant on any one depositor or small group of depositors, with the largest single depositor making up less than 1% of overall company deposits.

The Administration/Secured Savings deposits noted above include brokered and other wholesale deposits, as well as $28.4 million in deposits used to secure credit cards marketed and maintained by another bank under a contractual arrangement. The contractual arrangement terminated in November, 2009 and was replaced by a transitional contract allowing the provider sufficient time to move these deposits into its own organization. This movement is not anticipated to occur until late 2010 or 2011, and Intermountain is pursuing opportunities to expand its management of secured savings accounts with other potential card providers.

The following table details repricing information for the Bank’s time deposits with minimum balance of $100,000 at December 31, 2009 (in thousands):

Maturities

Less than three months	$13,797
Three to six months	40,060
Six to twelve months	30,990
Over twelve months	61,936

$146,783

In terms of overall deposits, the Company is the market share leader in 5 of the 11 markets in which it operates and has consistently grown deposits for the past ten years. See the market share information and graph under “Competition” on page 9 of this report for more information.

While growing deposits in 2009, the Company also succeeded in lowering the 2009 interest cost on its interest-bearing deposits by 0.44%. This resulted in overall liability interest costs to the Bank being 0.24% below the average of its peer group as of December 31, 2009 (Source: UBPR for December 31, 2009). This decrease occurred amidst an environment where several stressed competitors continued to offer high CD rates in order to retain and attract additional deposits. Given the current compressed market rate environment, management believes that this improvement and its overall competitive standing positions the Company well for future periods.

Borrowings

As part of the Company’s funds management and liquidity plan, the Bank has arranged to have short-term and long-term borrowing facilities available. The short-term and overnight facilities are federal funds purchasing lines as reciprocal arrangements to the federal funds selling agreements in place with various correspondent banks. At December 31, 2009, the Bank had overnight unsecured credit lines of $35.0 million available. For additional long and short-term funding needs, the Bank has credit available from the Federal Home Loan Bank of Seattle (“FHLB”), limited to a percentage of its total regulatory assets and subject to collateralization requirements and a blanket pledge agreement. It also has a “Borrower in Custody” line set up with the Federal Reserve Bank, subject to collateralization requirements.

At December 31, 2009 the Bank had a $10.0 million FHLB advance at 4.96% that matures in September 2010, a $5.0 million FHLB advance at 0.86% that matures in September 2010, a $5.0 million FHLB advance at 1.49% that matures in September 2011, a $4.0 million FHLB advance at 3.11% that matures in September 2014 and a $25.0 million FHLB advance at 2.06% that matures in October 2012. These notes totaled $49.0 million, and the Bank had the ability to borrow an additional $69.9 million from the FHLB.

The Bank has the ability to borrow up to $35.4 million on a short term basis from the Federal Reserve Bank under the Borrower in Custody program, utilizing commercial loans as collateral. At December 31, 2009, the Bank had no borrowings outstanding under this line.

In March 2007, the Company entered into an additional borrowing agreement with Pacific Coast Bankers Bank (“PCBB”) in the amount of $18.0 million and in December 2007 increased the amount to $25.0 million. The borrowing agreement was a non-revolving line of credit with a variable rate of interest tied to LIBOR and was collateralized by Bank stock and the Company’s headquarters building. This line was used primarily to fund the construction costs of this building in Sandpoint. The balance at December 31, 2008 was $23.1 million at a variable interest rate of 3.4%. The borrowing had a maturity of January 2009 and was extended for 90 days with a fixed rate of 7.0%. The Company negotiated with PCBB to refinance this loan into three amortizing term loan facilities totaling $23.0 million in May 2009. In August 2009, the Company sold the Sandpoint Center and paid off the PCBB borrowings.

In January 2006, the Company purchased land to build the headquarters building and entered into a Note Payable with the sellers of the property in the amount of $1,130,000. The note had a fixed rate of 6.65%, matured in February 2026 and had an outstanding balance of $941,000 at December 31, 2008. The Note Payable was paid off in May 2009 with the refinance of the PCBB debt.

Securities sold under agreements to repurchase, which are classified as other secured borrowings, generally are short-term agreements. These agreements are treated as financing transactions and the obligations to repurchase securities sold are reflected as a liability in the consolidated financial statements. The dollar amount of securities underlying the agreements remains in the applicable asset account. The majority of the repurchase agreements are with municipal customers in the Company’s local markets and mature on a daily basis, with an institutional repurchase agreement in the amount of $30.0 million maturing in July 2011. These agreements had a weighted average interest rate of 0.36%, 2.00% and 4.69% at December 31, 2009, 2008 and 2007, respectively. The average balances of securities sold subject to repurchase agreements were $82.6 million, $102.5 million and $104.2 million during the years ended December 31, 2009, 2008 and 2007, respectively. The maximum amount outstanding at any month end during these same periods was $100.3 million, $124.4 million and $124.1 million, respectively. The decrease in the repurchase amounts during 2009 reflected generally lower investable balances by municipal customers and movement from repurchase agreements to other higher yielding short term investments by these customers. In 2006, the Company entered into an institutional repurchase agreement to reduce interest rate risk in a down-rate environment. For most of 2009, this structured agreement carried an effective interest cost of 0.00%. At December 31, 2009, 2008, and 2007, the Company pledged as collateral certain investment securities with aggregate amortized costs of $125.4 million, $114.8 million and $122.2 million, respectively. These investment securities had market values of $125.7 million, $116.3 million and $123.7 million at December 31, 2009, 2008 and 2007, respectively.

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

In March 2004, the Company issued $8.0 million of additional Trust Preferred securities through a second subsidiary, Intermountain Statutory Trust II. This debt is callable by the Company in April 2009, bears interest on a variable basis tied to the 90-day LIBOR index plus 2.8%, and matures in April 2034. In July of 2008, the Company entered into a cash flow swap transaction with Pacific Coast Bankers Bank, by which the Company effectively pays a fixed rate on these securities of 7.38% through July 2013 (see Note 19 in the Company’s Consolidated Financial Statements for more information on this swap). Funds received from this borrowing were used to support planned expansion activities during 2004, including the Snake River Bancorp acquisition.

During the third quarter of 2009, the Board of Directors of the Company approved the deferral of regularly scheduled interest payments on its outstanding Junior Subordinated Debentures related to its Trust Preferred Securities (“TRUPS Debentures”), beginning in December 2009. The Company is permitted to defer payments of interest on the TRUPS Debentures for up to 20 consecutive quarterly periods without default. During the deferral period, the Company may not pay any dividends or distributions on, or redeem, purchase or acquire, or make a liquidation payment with respect to the Company’s capital stock, or make any payment of principal or interest on, or repay, repurchase or redeem any debt securities of the Company that rank equally or junior to the TRUPS

Debentures. Deferred payments compound for the TRUPS Debentures. Although these expenses will continue to be accrued on the consolidated income statements for the Company, deferring these interest payments will preserve approximately $140,000 per quarter in cash for the Company. Notwithstanding the current deferral of interest payments, the Company fully intends to meet all of its obligations to the holders of the TRUPS Debentures as quickly as it is prudent to do so.

Employees

The Bank employed 406 full-time equivalent employees at December 31, 2009, down from 418 at the end of 2008 and 450 at the end of 2007. None of the employees are represented by a collective bargaining unit and the Company believes it has good relations with its employees. The Company reduced full-time equivalent employees during both 2008 and 2009 as part of an operating expense reduction strategy.

Supervision and Regulation

General

The following discussion provides an overview of certain elements of the extensive regulatory framework applicable to Intermountain Community Bancorp (the “Company”) and Panhandle State Bank, which operates under the names Panhandle State Bank, Magic Valley Bank and Intermountain Community Bank (collectively referred to herein as the “Bank”). This regulatory framework is primarily designed for the protection of depositors, federal deposit insurance funds and the banking system as a whole, rather than for the protection of shareholders. Due to the breadth and growth of this regulatory framework, our costs of compliance continue to increase in order to monitor and satisfy these requirements.

To the extent that this section describes statutory and regulatory provisions, it is qualified by reference to those provisions. These statutes and regulations, as well as related policies, are subject to change by Congress, state legislatures and federal and state regulators. Changes in statutes, regulations or regulatory policies applicable to us, including the interpretation or implementation thereof, could have a material effect on our business or operations. In light of the recent financial crisis, numerous proposals to modify or expand banking regulation have surfaced. Based on past history, if any are approved, they will add to the complexity and cost of our business.

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

Safety and Soundness Standards.  Federal law imposes certain non-capital safety and soundness standards on banks. These standards cover internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation. An institution that fails to meet these standards must develop a plan acceptable to its regulators, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions.

Interstate Banking and Branching

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Interstate Act”) relaxed prior interstate branching restrictions under federal law by permitting nationwide interstate banking and branching under certain circumstances. Generally, bank holding companies may purchase banks in any state, and states may not prohibit these purchases. Additionally, banks are permitted to merge with banks in other states, as long as the home state of neither merging bank has opted out under the legislation. The Interstate Act requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area. Federal banking regulations prohibit banks from using their interstate branches primarily for deposit production and the federal bank regulatory agencies have implemented a loan-to-deposit ratio screen to ensure compliance with this prohibition.

Idaho, Oregon and Washington have each enacted “opting in” legislation in accordance with the Interstate Act provisions allowing banks to engage in interstate merger transactions, subject to certain “aging” requirements. Idaho and Oregon also restrict an out-of-state bank from opening de novo branches; however, once an out-of-state bank has acquired a bank within either state, either through merger or acquisition of all or substantially all of the bank’s assets, the out-of-state bank may open additional branches within the state. In contrast, under Washington law, an out-of-state bank may, subject to Department of Financial Institutions’ approval, open de novo branches in Washington or acquire an in-state branch so long as the home state of the out-of-state bank has reciprocal laws with respect to, respectively, de novo branching or branch acquisitions.

Dividends

The principal source of the Company’s cash is from dividends received from the Bank, which are subject to government regulation and limitations. Regulatory authorities may prohibit banks and bank holding companies from paying dividends in a manner that would constitute an unsafe or unsound banking practice or would reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. Idaho law also limits a bank’s ability to pay dividends subject to surplus reserve requirements. Additionally, current guidance from the Federal Reserve provides, among other things, that dividends per share on the Company’s common stock generally should not exceed earnings per share, measured over the previous four fiscal quarters.

In addition to the foregoing regulatory restrictions, we are subject to contractual restrictions that limit us from paying dividends on our common stock, including those contained in the securities purchase agreement between us and the Treasury, as described in more detail below.

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

Risk-based Capital Ratios.  The adequacy of an institution’s capital is gauged primarily with reference to the institution’s risk-weighted assets. The guidelines assign risk weightings to an institution’s assets in an effort to quantify the relative risk of each asset and to determine the minimum capital required to support that risk. An institution’s risk-weighted assets are then compared with its Tier I capital and total capital to arrive at a Tier I risk-

based ratio and a total risk-based ratio, respectively. The guidelines provide that an institution must have a minimum Tier I risk-based ratio of 4% and a minimum total risk-based ratio of 8%.

Leverage Ratio.  The guidelines also employ a leverage ratio, which is Tier I capital as a percentage of average total assets, less intangibles. The principal objective of the leverage ratio is to constrain the maximum degree to which a bank holding company may leverage its equity capital base. The minimum leverage ratio is 3%; however, for all but the most highly rated bank holding companies and for bank holding companies seeking to expand, regulators expect an additional cushion of at least 1% to 2%.

Prompt Corrective Action.  Under the guidelines, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier I risk-based capital ratio, and leverage ratio, together with certain subjective factors. The categories range from “well capitalized” to “critically undercapitalized.” Institutions that are “undercapitalized” or lower are subject to certain mandatory and other supervisory corrective actions. During these challenging economic times, the federal banking regulators have actively enforced these provisions.

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

Banks are subject to periodic examinations by their primary regulators. Bank examinations have evolved from reliance on transaction testing in assessing a bank’s condition to a risk-focused approach. These examinations are extensive and cover the entire breadth of operations of the bank. Generally, safety and soundness examinations occur on an 18-month cycle for banks under $500 million in total assets that are well capitalized and without regulatory issues, and 12-months otherwise. Examinations alternate between the federal and state bank regulatory agency or may occur on a combined basis. The frequency of consumer compliance and Community Reinvestment Act (“CRA”) examinations is linked to the size of the institution and its compliance and CRA ratings at its most recent examination. However, the examination authority of the Federal Reserve and the FDIC allows them to examine supervised banks as frequently as deemed necessary based on the condition of the bank or as a result of certain triggering events.

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

As an SEC public reporting company, the Company is subject to the requirements of the Act and related rules and regulations issued by the SEC. After enactment, we updated our policies and procedures to comply with the

Act’s requirements and have found that such compliance, including compliance with Section 404 of the Act relating to management control over financial reporting, has resulted in significant additional expense for the Company. We anticipate that we will continue to incur such additional expense in our ongoing compliance.

Anti-terrorism Legislation

USA Patriot Act of 2001.  The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, intended to combat terrorism, was renewed with certain amendments in 2006 (the “Patriot Act”). Certain provisions of the Patriot Act were made permanent and other sections were made subject to extended “sunset” provisions. The Patriot Act, in relevant part, (i) prohibits banks from providing correspondent accounts directly to foreign shell banks; (ii) imposes due diligence requirements on banks opening or holding accounts for foreign financial institutions or wealthy foreign individuals; (iii) requires financial institutions to establish an anti-money-laundering compliance program; and (iv) eliminates civil liability for persons who file suspicious activity reports. The Act also includes provisions providing the government with power to investigate terrorism, including expanded government access to bank account records. While the Patriot Act has had minimal effect on our record keeping and reporting expenses, we do not believe that the renewal and amendment will have a material adverse effect on our business or operations.

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

Recent Legislation

Emergency Economic Stabilization Act of 2008.  In response to the recent financial crisis, the United States government passed the Emergency Economic Stabilization Act of 2008 (the “EESA”) on October 3, 2008, which provides the United States Department of the Treasury (the “Treasury”) with broad authority to implement certain actions intended to help restore stability and liquidity to the U.S. financial markets.

Insurance of Deposit Accounts.  The EESA included a provision for a temporary increase from $100,000 to $250,000 per depositor in deposit insurance effective October 3, 2008 through December 31, 2013. Deposit accounts are otherwise insured by the FDIC, generally up to a maximum of $100,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts.

Deposit Insurance Assessments.  The FDIC imposes an assessment against institutions for deposit insurance. This assessment is based on the risk category of the institution and ranges from 5 to 43 basis points of the institution’s deposits. In December, 2008, the FDIC adopted a rule that raised the current deposit insurance assessment rates uniformly for all institutions by 7 basis points (to a range from 12 to 50 basis points) for the first quarter of 2009. In February 2009, the FDIC adopted a final rule modifying the risk-based assessment system and setting initial base assessment rates beginning April 1, 2009, at 12 to 45 basis points. The rule also gives the FDIC the authority to, as necessary, implement emergency special assessments to maintain the deposit insurance fund. In November 2009, the FDIC approved a final rule requiring all FDIC-insured depository institutions to prepay estimated quarterly assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. The prepayment was collected on December 30, 2009, along with our regular quarterly deposit insurance assessments for the third quarter of 2009. For the fourth quarter of 2009 and 2010, the prepaid assessments will be based on an institution’s total base assessment rate in effect on September 30, 2009. The rate will be increased by three basis points for 2011 and 2012 prepayments. The prepaid assessments will be accounted for as a prepaid expenses amortized over the three year period.

Troubled Asset Relief Program

Pursuant to the EESA, the Treasury has the ability to purchase or insure up to $700 billion in troubled assets held by financial institutions under the Troubled Asset Relief Program (“TARP”). On October 14, 2008, the Treasury announced it would initially purchase equity stakes in financial institutions under a Capital Purchase Program (the “CPP”) of up to $350 billion of the $700 billion authorized under the TARP legislation. The CPP provides for direct equity investment in perpetual preferred stock by the Treasury in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. For publicly traded companies, the CPP also requires the Treasury to receive warrants for common stock equal to 15% of the capital invested by the Treasury. The Company applied for and received $27 million in the CPP. As a result, the Company is subject to the restrictions described below. The Treasury made an equity investment in the Company through its purchase of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Preferred Stock”). The description of the Preferred Stock set forth below is qualified in its entirety by the actual terms of the Preferred Stock, as are stated in the Certificate of Designation for the Preferred Stock, a copy of which was attached as Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on December 19, 2008 and incorporated by reference.

General.  The Preferred Stock constitutes a single series of our preferred stock, consisting of 27,000 shares, no par value per share, having a liquidation preference amount of $1,000 per share. The Preferred Stock has no maturity date. We issued the shares of Preferred Stock to Treasury on December 19, 2008 in connection with the CPP for a purchase price of $27,000,000.

Dividend Rate.  Dividends on the Preferred Stock are payable quarterly in arrears, when, as and if authorized and declared by our Board of Directors out of legally available funds, on a cumulative basis on the $1,000 per share liquidation preference amount plus the amount of accrued and unpaid dividends for any prior dividend periods, at a rate of (i) 5% per annum, from the original issuance date to the fifth anniversary of the issuance date, and (ii) 9% per annum, thereafter. If the Company does not pay dividends for six quarterly dividend periods (whether or not consecutive), Treasury would be entitled to appoint two members to the Company’s board of directors until all accrued but unpaid dividends have been paid.

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

Priority of Dividends.  Until the earlier of the third anniversary of Treasury’s investment or our redemption or the Treasury’s transfer of the Preferred Stock to an unaffiliated third party, we may not declare or pay a dividend or other distribution on our common stock (other than dividends payable solely in common stock), and we generally may not directly or indirectly purchase, redeem or otherwise acquire any shares of common stock or trust preferred securities.

Liquidation Rights.  In the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, holders of the Preferred Stock will be entitled to receive for each share of Preferred Stock, out of the assets of the Company or proceeds available for distribution to our shareholders, subject to any rights of our creditors, before any distribution of assets or proceeds is made to or set aside for the holders of our common stock and any other class or series of our stock ranking junior to the Preferred Stock, payment of an amount equal to the sum of (i) the $1,000 liquidation preference amount per share and (ii) the amount of any accrued and unpaid dividends on the Preferred Stock (including dividends accrued on any unpaid dividends). To the extent the assets or proceeds available for distribution to shareholders are not sufficient to fully pay the liquidation payments owing to the holders of the Preferred Stock and the holders of any other class or series of our stock ranking equally with the Preferred Stock, the holders of the Preferred Stock and such other stock will share ratably in the distribution. For purposes of the liquidation rights of the Preferred Stock, neither a merger nor consolidation of the Company with another entity nor a sale, lease or exchange of all or substantially all of the Company’s assets will constitute a liquidation, dissolution or winding up of the affairs of the Company.

Compensation and Corporate Governance Standards and Restrictions under the CPP.  As a participant in the CPP, the Company is subject to compensation and corporate governance standards and restrictions under applicable legislation and Treasury regulations, which include but are not limited to (1) restrictions on bonus, incentive and retention awards to our five most highly-compensated employees, (2) a prohibition on severance and change-in-control payments to our executive officers and next five most highly-compensated employees, (3) ensuring that our compensation programs do not encourage unnecessary and excessive risks, (4) requiring the recovery or “clawback” of any incentive compensation paid to our executive officers and next 20 most highly-compensated employees if it is later determined that such payments were based on materially inaccurate financial or other performance criteria, (5) adoption of an excessive or luxury expenditures policy, and (6) certifications as to various matters by our CEO, CFO and board compensation committee. The applicable regulations and their impact on the Company will be discussed more fully in our proxy statement for the 2010 annual meeting of shareholders, incorporated by reference into Part III of this Form 10-K.

Temporary Liquidity Guarantee Program.  In October 2008, the FDIC announced the Temporary Liquidity Guarantee Program, which has two components — the Debt Guarantee Program and the Transaction Account Guarantee Program. Under the Transaction Account Guarantee Program any participating depository institution is able to provide full deposit insurance coverage for non-interest bearing transaction accounts, regardless of the dollar amount. Under the program, effective November 14, 2008, insured depository institutions that have not opted out of the FDIC Temporary Liquidity Guarantee Program will be subject to a 10 basis point surcharge through December 31, 2009, applied to non-interest bearing transaction deposit account balances in excess of $250,000, which surcharge will be added to the institution’s existing risk-based deposit insurance assessments. Beginning January 1, 2010, the surcharge will range from 15 to 25 basis points depending on the institution’s risk category. The Transaction Account Guarantee Program will expire on June 30, 2010. Under the Debt Guarantee Program, qualifying unsecured senior debt issued by a participating institution can be guaranteed by the FDIC. The Debt Guarantee Program has been extended for senior unsecured debt issued after April 1, 2009 and before October 31, 2009 and maturing on or before December 31, 2012. The Company and the Bank chose to participate in both components of the FDIC Temporary Liquidity Guaranty Program.

American Recovery and Reinvestment Act of 2009.  On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was signed into law. ARRA is intended to help stimulate the economy and is a combination of tax cuts and spending provisions applicable to a broad range of areas with an estimated cost of $787 billion. The impact that ARRA may have on the US economy, the Company and the Bank cannot be predicted with certainty.

Proposed Legislation

Proposed legislation is introduced in almost every legislative session. Certain of such legislation could dramatically affect the regulation of the banking industry. In light of the 2008 financial crisis, legislation reshaping the regulatory landscape for financial institutions has been proposed. A current proposal includes measures aimed to prevent another financial crisis like the one in 2008 by forming a regulatory body to protect the interest of consumer by preventing abusive and risky lending practices, increasing supervision and regulation on financial firms deemed too big to fail, giving shareholders an advisory vote on executive pay, and regulating complex derivatives instruments. We cannot predict if any such legislation will be adopted or if it is adopted how it would affect the business of the Company or the Bank. Past history has demonstrated that new legislation or changes to existing laws or regulations usually results in a greater compliance burden and therefore generally increases the cost of doing business.

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

Where you can find more information

The periodic reports Intermountain files with the SEC are available on Intermountain’s website at http://www.intermountainbank.com after the reports are filed with the SEC. The SEC maintains a website located at http://sec.gov that also contains this information. The Company will provide you with copies of these reports, without charge, upon request made to:

Investor Relations
Intermountain Community Bancorp
414 Church Street
Sandpoint, Idaho 83864
(208) 263-0505

Item 1A.	RISK FACTORS

Our business exposes us to certain risks. The following is a discussion of what we currently believe are the most significant risks and uncertainties that may affect our business, financial condition or results of operations, or the value of our common stock.

We cannot accurately predict the effect of the current economic downturn on our future results of operations or market price of our stock.

The national economy and the financial services sector in particular, are currently facing challenges of a scope unprecedented in recent history. We cannot accurately predict the severity or duration of the current economic downturn, which has adversely impacted the markets we serve. Any further deterioration in the economies of the nation as a whole or in our markets would have an adverse effect, which could be material, on our business, financial condition, results of operations and prospects, and could also cause the market price of our stock to decline.

The current economic downturn in the market areas we serve may continue to adversely impact our earnings and could increase our credit risk associated with our loan portfolio.

Substantially all of our loans are to businesses and individuals in northern, southwestern and south central Idaho, eastern Washington and southwestern Oregon, and a further deterioration in economic conditions in the market areas we serve could result in the following consequences, any of which could have an adverse impact, which may be material, on our business, financial condition, and results of operations:

•	economic conditions may worsen, increasing the likelihood of credit defaults by borrowers;

•	loan collateral values, especially as they relate to commercial and residential real estate, may decline further, thereby increasing the severity of loss in the event of loan defaults;

•	nonperforming assets and write-downs of assets underlying troubled credits could adversely affect our earnings;

•	demand for banking products and services may decline, including services for low cost and non-interest-bearing deposits; and

•	changes and volatility in interest rates may negatively impact the yields on earning assets and the cost of interest-bearing liabilities.

Our allowance for loan losses may not be adequate to cover actual loan losses, which could adversely affect our earnings.

We maintain an allowance for loan losses in an amount that we believe is adequate to provide for losses inherent in our loan portfolio. While we strive to carefully manage and monitor credit quality and to identify loans that may be deteriorating, at any time there are loans included in the portfolio that may result in losses, but that have not yet been identified as potential problem loans. Through established credit practices, we attempt to identify deteriorating loans and adjust the loan loss reserve accordingly. However, because future events are uncertain, there may be loans that deteriorate in an accelerated time frame. As a result, future additions to the allowance may be necessary. Because the loan portfolio contains a number of commercial real estate loans with relatively large balances, a deterioration in the credit quality of one or more of these loans may require a significant increase to the allowance for loan losses. Future additions to the allowance may also be required based on changes in the financial condition of borrowers, such as have resulted due to the current, and potentially worsening, economic conditions or as a result of incorrect assumptions by management in determining the allowance for loan losses. Additionally, federal banking regulators, as an integral part of their supervisory function, periodically review our allowance for loan losses. These regulatory agencies may require us to recognize further loan loss provisions or charge-offs based upon their judgments, which may be different from ours. Any increase in the allowance for loan losses would have a negative effect, which may be material, on our financial condition and results of operations.

We have recently entered into an informal agreement with our regulators to take steps to further strengthen the Bank.

Following a recently regularly scheduled examination, the Bank has entered into an informal agreement with the FDIC and the Idaho Department of Finance to take steps to further strengthen the Bank within specified timeframes, including, among other items, increasing capital by at least $30 million by June 16, 2010 and thereafter maintaining a minimum 10% Tier 1 Capital to Average Assets ratio, not paying dividends from the Bank to the Company without prior approval, achieving staged reductions in the Bank’s adversely classified assets and not engaging in transactions that would materially alter our balance sheet composition. Management has initiated steps to satisfy the conditions of the agreement, including seeking and obtaining shareholder approval to increase the Company’s authorized common stock to facilitate raising capital. There can be no assurance that we will be successful in satisfying all of the conditions of the agreement within the specified timeframes.

We will pursue additional capital in the future, which could dilute the holders of our outstanding common stock and may adversely affect the market price of our common stock.

In the current economic environment, we believe it is prudent to consider alternatives for raising capital when opportunities to raise capital at attractive prices present themselves, in order to further strengthen our capital and better position ourselves to take advantage of opportunities that may arise in the future. In addition, as noted above, we have entered into an informal agreement with our primary regulators to increase capital levels at the Bank. Alternatives for raising capital may include issuance and sale of common or preferred stock, trust preferred securities, or borrowings by the Company, with proceeds contributed to the Bank. Our ability to raise additional capital will depend on, among other things, conditions in the capital markets at the time, which are outside of our control, and our financial performance. We cannot assure you that such capital will be available to us on acceptable terms or at all. Any such capital raising alternatives could dilute the holders of our outstanding common stock and may adversely affect the market price of our common stock.

We incurred a significant loss over the last fiscal year and losses may continue in the future.

During the 2009 fiscal year, we incurred a net loss available to common shareholders of $23.6 million, or a loss of $2.82 per common share, primarily due to a $36.3 million expense for the provision for credit losses and $5.4 million in OREO expenses and chargedowns. In light of the current economic environment, significant additional provisions for credit losses may be necessary to supplement the allowance for loan and lease losses in the future. As a result, we may incur significant credit costs, including legal and related collection expenses, throughout 2010, which would continue to have an adverse impact on our financial condition and results of operations and the value of our common stock. Additional credit losses or impairment charges could cause us to incur a net loss in the future and could adversely affect the price of, and market for, our common stock.

Concentration in real estate loans and the deterioration in the real estate markets we serve could require material increases in our allowance for loan losses and adversely affect our financial condition and results of operations.

The economic downturn is significantly affecting our market area. At December 31, 2009, 64.22% of our loans were secured with real estate as the primary collateral. Further deterioration in the local economies we serve could have a material adverse effect on our business, financial condition and results of operations due to a weakening of our borrowers’ ability to repay these loans and a decline in the value of the collateral securing them. Our ability to recover on these loans by selling or disposing of the underlying real estate collateral is adversely impacted by declining real estate values, which increases the likelihood we will suffer losses on defaulted loans secured by real estate beyond the amounts provided for in the allowance for loan losses. This, in turn, could require material increases in our allowance for loan losses and adversely affect our financial condition and results of operations, perhaps materially.

Non-performing assets take significant time to resolve and adversely affect our results of operations and financial condition.

At December 31, 2009, our non-performing loans (which consist of non-accrual loans and loans that are 90 days or more past due) were 2.91% of the loan portfolio. At December 31, 2009, our non-performing assets (which also include OREO) were 2.83% of total assets. These levels of non-performing loans and assets are at elevated levels compared to historical norms. Non-performing loans and assets adversely affect us in a variety of ways. Until economic and market conditions improve, we may expect to continue to incur losses relating to an increase in non-performing assets. We do not record interest income on non-accrual loans, thereby adversely affecting our net interest income and increasing loan administration costs. When we receive collateral through foreclosures and similar proceedings, we are required to mark the related loan to the then fair market value of the collateral, which may ultimately result in a loss. An increase in the level of non-performing assets also increases our risk profile and may impact the capital levels our regulators believe are appropriate in light of such risks. We utilize various techniques such as loan sales, workouts and restructurings to manage our problem assets. Decreases in the value of these problem assets, the underlying collateral, or in the borrowers’ performance or financial condition, could adversely affect our business, results of operations and financial condition, perhaps materially. In addition, the resolution of non-performing assets requires significant commitments of time from management and staff, which can be detrimental to the performance of their other responsibilities. There can be no assurance that we will not experience increases in non-performing loans and assets in the future.

Our ability to receive dividends from our banking subsidiary accounts for most of our revenue and could affect our liquidity and ability to pay dividends.

We are a separate and distinct legal entity from our banking subsidiary, Panhandle State Bank. We receive substantially all of our revenue from dividends from our banking subsidiary. These dividends are the principal source of funds to pay dividends on our common and preferred stock and principal and interest on our outstanding debt. Various federal and/or state laws and regulations limit the amount of dividends that the Bank may pay us. For example, Idaho law limits a bank’s ability to pay dividends subject to surplus reserve requirements. In addition, as noted above, we have recently entered into an informal agreement with our regulators that prohibits the payment of dividends from the Bank to the Company without prior approval. Also, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. Limitations on our ability to receive dividends from our subsidiary could have a material adverse effect on our liquidity and on our ability to pay dividends on common or preferred stock. Additionally, if our subsidiary’s earnings are not sufficient to make dividend payments to us while maintaining adequate capital levels, we may not be able to make dividend payments to our common and preferred shareholders or principal and interest payments on our outstanding debt.

In this regard, we have recently suspended payments on our trust preferred securities and Fixed Rate Cumulative Perpetual Preferred Stock, Series A, (the “Preferred Stock”). In the event that we fail to pay dividends on the Preferred Stock for a total of at least six quarterly dividend periods (whether or not consecutive), the U.S. Treasury will have the right to appoint two directors to our board of directors until all accrued but unpaid dividends have been paid. If we do not make payments on our trust preferred securities for over 20 consecutive quarters, we could be in default under those securities.

A continued tightening of credit markets and liquidity risk could adversely affect our business, financial condition and results of operations.

A continued tightening of the credit markets or any inability to obtain adequate funds for continued loan growth at an acceptable cost could negatively affect our asset growth and liquidity position and, therefore, our earnings capability. In addition to core deposit growth, maturity of investment securities and loan payments, the Bank also relies on alternative funding sources including unsecured borrowing lines with correspondent banks, national certificates of deposit and borrowing lines with the Federal Home Loan Bank and the Federal Reserve Bank, public time certificates of deposits and out of area and brokered time certificates of deposit. Our ability to access these sources could be impaired by deterioration in our financial condition as well as factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations for the financial services industry or serious dislocation in the general credit markets. In the event such disruption should occur, our ability to access these sources could be negatively affected, both as to price and availability, which would limit, and/or potentially raise the cost of, the funds available to the Company.

The FDIC has increased insurance premiums and imposed special assessments to rebuild and maintain the federal deposit insurance fund, and any additional future premium increases or special assessments could have a material adverse effect on our business, financial condition and results of operations.

The FDIC adopted a final rule revising its risk-based assessment system, effective April 1, 2009. The changes to the assessment system involve adjustments to the risk-based calculation of an institution’s unsecured debt, secured liabilities and brokered deposits. The revisions effectively result in a range of possible assessments under the risk-based system of 7.0 to 77.5 basis points. The potential increase in FDIC insurance premiums will add to our cost of operations and could have a significant impact on the Company.

The FDIC also has recently required insured institutions to prepay estimated quarterly risk-based deposit insurance assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012, and increased the regular assessment rate by three basis points effective January 1, 2011, as a means of replenishing the deposit insurance fund. Intermountain’s prepayment of $7.0 million was collected on December 30, 2009, and is being accounted for as a prepaid expense amortized over the prepayment period.

The FDIC also recently imposed a special deposit insurance assessment of five basis points on all insured institutions. This emergency assessment was calculated based on the insured institution’s assets at June 30, 2009, and collected on September 30, 2009. Based on our June 30, 2009 assets subject to the FDIC assessment, the assessment was $475,000. The special assessment is in addition to the regular quarterly risk-based assessment.

The deposit insurance fund may suffer losses in the future due to additional bank failures. There can be no assurance that there will not be additional significant deposit insurance premium increases, special assessments or prepayments in order to restore the insurance fund’s reserve ratio. Any significant premium increases or special assessments could have a material adverse effect on our financial condition and results of operations.

If the goodwill recorded in connection with acquisitions becomes impaired, it could have an adverse impact on earnings and capital.

Our estimates of the fair value of our goodwill may change as a result of changes in our business or other factors. As a result of new estimates, we may determine that an impairment charge for the decline in the value of goodwill is necessary. Estimates of fair value are based on a complex model using, among other things, cash flows and company comparison. If our estimates of future cash flows or other components of our fair value calculations are inaccurate, the fair value of goodwill reflected in our financial statements could be inaccurate and we could be required to take impairment charges, which could have a material adverse effect on our results of operations and financial condition.

We may be required, in the future, to recognize impairment with respect to investment securities, including the FHLB stock we hold.

Our securities portfolio contains whole loan private mortgage-backed securities and currently includes securities with unrecognized losses. The recent national downturn in real estate markets and elevated mortgage delinquency and foreclosure rates have increased credit losses in the portfolio of loans underlying these securities and resulted in substantial discounts in their market values. While these trends appear to have stabilized, any further deterioration in the loans underlying these securities and resulting market discounts could lead to other-than-temporary impairment in the value of these investments. We evaluate the securities portfolio for any other-than-temporary impairment each reporting period, as required by generally accepted accounting principles, and as of December 31, 2009, one security had been determined to be other than temporarily impaired, with the impairment totaling $1.7 million. Of this $1.7 million, $0.5 million was recognized as a credit loss through the Company’s income statement for the twelve months ended December 31, 2009, and the remaining $1.2 million was reported as part of the Company’s other comprehensive income (loss) on the balance sheet. There can be no assurance that future evaluations of the securities portfolio will not require us to recognize additional impairment charges with respect to these and other holdings.

In addition, as a condition to membership in the Federal Home Loan Bank of Seattle (“FHLB”), we are required to purchase and hold a certain amount of FHLB stock. Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB. At December 31, 2009, we had stock in the FHLB of Seattle totaling $2.3 million. The FHLB stock held by us is carried at cost and is subject to recoverability testing under applicable accounting standards. The FHLB has discontinued the repurchase of its stock and discontinued the distribution of dividends. As of December 31, 2009, we did not recognize an impairment charge related to our FHLB stock holdings. There can be no assurance, however, that future negative changes to the financial condition of the FHLB may not require us to recognize an impairment charge with respect to such holdings.

Our ability to access markets for funding and acquire and retain customers could be adversely affected by the deterioration of other financial institutions or if the financial service industry’s reputation is damaged further.

The financial services industry continues to be featured in negative reports about the global and national credit crisis and the resulting stabilization legislation enacted by the U.S. federal government. These reports can be damaging to the industry’s image and potentially erode consumer confidence in insured financial institutions, such as our banking subsidiary. In addition, our ability to engage in routine funding and other transactions could be adversely affected by the actions and financial condition of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, correspondent, counterparty or other relationships. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry in general, could lead to market-wide liquidity problems, losses of depositor, creditor and counterparty confidence and could lead to losses or defaults by us or by other institutions. We could experience material changes in the level of deposits as a direct or indirect result of other banks’ difficulties or failure, which could require us to increase capital levels.

Recent levels of market volatility were unprecedented and we cannot predict whether they will return.

The capital and credit markets have been experiencing volatility and disruption for over two years, at times reaching unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain companies without regard to those companies’ underlying financial strength. If similar levels of market disruption and volatility return, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

We operate in a highly regulated environment and we cannot predict the effects of recent and pending federal legislation.

As discussed further in the section “Supervision and Regulation”, we are subject to extensive regulation, supervision and examination by federal and state banking authorities. In addition, as a publicly traded company, we are subject to regulation by the Securities and Exchange Commission. Any change in applicable regulations or federal, state or local legislation, or in policies or interpretations or regulatory approaches to compliance and enforcement, income tax laws and accounting principles, could have a substantial impact on us and our operations. Changes in laws and regulations may also increase our expenses by imposing additional fees or taxes or restrictions on our operations. Additional legislation and regulations that could significantly affect our powers, authority and operations may be enacted or adopted in the future, which could have a material adverse effect on our financial condition and results of operations. Failure to appropriately comply with any such laws, regulations or principles could result in sanctions by regulatory agencies, or damage to our reputation, all of which could adversely affect our business, financial condition or results of operations. In that regard, proposals for legislation restructuring the regulation of the financial services industry are currently under consideration. Adoption of such proposals could, among other things, increase the overall costs of regulatory compliance. Further, regulators have significant discretion and authority to prevent or remedy unsafe or unsound practices or violations of laws or regulations by financial institutions and holding companies in the performance of their supervisory and enforcement duties. Recently, these powers have been utilized more frequently due to the serious national, regional and local economic conditions we are facing. The exercise of regulatory authority may have a negative impact on our financial condition and results of operations. Additionally, our business is affected significantly by the fiscal and monetary policies of the U.S. federal government and its agencies, including the Federal Reserve Board.

Numerous actions have been taken by the Federal Reserve, the U.S. Congress, the U.S. Treasury, the FDIC, the SEC and others to address the liquidity and credit crisis. In addition, the Secretary of the Treasury has proposed fundamental changes to the regulation of financial institutions.

We cannot predict the actual effects of proposed regulatory reform measures and various governmental, regulatory, monetary and fiscal initiatives which have been and may be enacted on the financial markets generally, or on the Company and on the Bank specifically. The terms and costs of these activities, or the failure of these actions to help stabilize the financial markets, asset prices, market liquidity and a continuation or worsening of current financial market and economic conditions could materially and adversely affect our business, financial condition, results of operations, and the trading price of our common stock.

Fluctuating interest rates could adversely affect our profitability.

Our profitability is dependent to a large extent upon our net interest income, which is the difference between the interest earned on loans, securities and other interest-earning assets and interest paid on deposits, borrowings, and other interest-bearing liabilities. Because of the differences in maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect our net interest margin, and, in turn, our profitability. We manage our interest rate risk within established guidelines and generally seek an asset and liability structure that insulates net interest income from large deviations attributable to changes in market rates. However, our interest rate risk management practices may not be effective in a highly volatile rate environment.

Fluctuations in interest rates on loans could adversely affect our business.

Significant increases in market interest rates on loans, or the perception that an increase may occur, could adversely affect both our ability to originate new loans and our ability to grow. Conversely, decreases in interest rates could result in an acceleration of loan prepayments. An increase in market interest rates could also adversely affect the ability of our floating-rate borrowers to meet their higher payment obligations. If this occurred, it could cause an increase in nonperforming assets and charge offs, which could adversely affect our business, financial condition and results of operations.

We face strong competition from financial services companies and other companies that offer banking services.

The banking and financial services businesses in our market area are highly competitive and increased competition may adversely impact the level of our loans and deposits. Ultimately, we may not be able to compete successfully against current and future competitors. These competitors include national banks, foreign banks, regional banks and other community banks. We also face competition from many other types of financial institutions, including savings and loan associations, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In particular, our competitors include major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous locations and mount extensive promotional and advertising campaigns. Areas of competition include interest rates for loans and deposits, efforts to obtain loan and deposit customers and a range in quality of products and services provided, including new technology driven products and services. If we are unable to attract and retain banking customers, we may be unable to continue our loan growth and level of deposits.

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

Certain built-in losses could be limited if we experience an ownership change, as defined in the Internal Revenue Code.

Certain of our assets, such as loans, may have built-in losses to the extent the basis of such assets exceeds fair market value. Section 382 of the Internal Revenue Code (“IRC”) may limit the benefit of these built-in losses that exist at the time of an “ownership change.” A Section 382 “ownership change” occurs if a shareholder or a group of shareholders, who are deemed to own at least 5% of our common stock, increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. If an “ownership change” occurs, Section 382 would impose an annual limit on the amount of recognized built-in losses we can use to reduce our taxable income equal to the product of the total value of our outstanding equity immediately prior to the “ownership change” and the federal long-term tax-exempt interest rate in effect for the month of the “ownership change.” A number of special rules apply to calculating this limit. The limitations contained in Section 382 apply for a five-year period beginning on the date of the “ownership change” and any recognized built-in losses that are limited by Section 382 may be carried forward and reduce our future taxable income for up to 20 years, after which they expire. If an “ownership change” were to occur due to the issuance and sale of our securities, the annual limit of Section 382 could defer our ability to use some, or all, of the built-in losses to offset taxable income.

Unexpected losses or our inability to successfully implement our tax planning strategies in future reporting periods may require us to establish a valuation allowance against our deferred income tax assets.

We evaluate our deferred income tax assets for recoverability based on all available evidence. This process involves significant management judgment about assumptions that are subject to change from period to period based on changes in tax laws, our ability to successfully implement tax planning strategies, or variances between our future projected operating performance and our actual results. We are required to establish a valuation allowance for deferred income tax assets if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred income tax assets will not be realized. In determining the more-likely-than-not criterion, we evaluate all positive and negative available evidence as of the end of each reporting period. Future adjustments to the deferred income tax asset valuation allowance, if any, will be determined based upon changes in the expected realization of the net deferred income tax assets. The realization of the deferred income tax assets ultimately depends on the existence of sufficient taxable income in either the carry back or carry forward periods under the tax law. Net operating loss carryforwards, if any, may be limited should a stock offering or sale of securities cause a change in control as defined in Internal Revenue Code Section 382. In addition, as discussed above, net unrealized built-in losses, as defined in IRC Section 382 may be limited. In addition, risk based capital rules require a regulatory calculation evaluating the Company’s deferred income tax asset balance for realization against estimated pre-tax future income and net operating loss carry backs. Under the rules of this calculation and due to significant estimates utilized in establishing the valuation allowance and the potential for changes in facts and circumstances, it is reasonably possible that we will be required to record adjustments to the valuation allowance in future reporting periods that would materially reduce our risk based capital ratios. Such a charge could also have a material adverse effect on our results of operations, financial condition and capital position.

Changes in accounting standards could materially impact our financial statements.

From time to time the Financial Accounting Standards Board and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be very difficult to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements.

The Preferred Stock diminishes the net income available to our common shareholders and earnings per common share.

We have issued $27 million of Preferred Stock to the U.S. Treasury pursuant to the Troubled Asset Relief Program (“TARP”) Capital Purchase Program. See “BUSINESS — Supervision and Regulation — Troubled Asset Relief Program.” The dividends accrued on the Preferred Stock reduce the net income available to common shareholders and our earnings per common share. The Preferred Stock is cumulative, which means that any dividends not declared or paid will accumulate and will be payable when the payment of dividends is resumed. We have deferred the payment of quarterly dividends on the Preferred Stock, beginning in December 2009. The dividend rate on the Preferred Stock will increase from 5% to 9% per annum five years after its original issuance if not earlier redeemed. If we are unable to redeem the Preferred Stock prior to the date of this increase, the cost of capital to us will increase substantially. Depending on our financial condition at the time, this increase in the Preferred Stock annual dividend rate could have a material adverse effect on our earnings and could also adversely affect our ability to pay dividends on our common shares. Shares of Preferred Stock will also receive preferential treatment in the event of the liquidation, dissolution or winding up of the Company.

Finally, the terms of the Preferred Stock allow the U.S. Treasury to impose additional restrictions, including those on dividends and including unilateral amendments required to comply with changes in applicable federal law. Under the terms of the Preferred Stock, our ability to declare or pay dividends on any of our shares is limited. Specifically, we are unable to declare dividend payments on common, junior preferred or pari passu preferred shares if we are in arrears on the dividends on the Series A Preferred Stock. As noted above, we have deferred the payment of dividend payments on the Series A Preferred Stock and we are therefore currently restricted from paying dividends on our common stock. Further, we are not permitted to increase dividends on our common stock above the amount of the last quarterly cash dividend per share declared prior to October 14, 2008 (which was zero) without the U.S. Treasury’s approval until the third anniversary of the investment unless all of the Fixed Rate Cumulative Perpetual Preferred Stock has been redeemed or transferred.

Holders of the Preferred Stock have certain voting rights that may adversely affect our common shareholders, and the holders of the Preferred Stock may have interests different from our common shareholders.

In the event that we fail to pay dividends on the Preferred Stock for a total of at least six quarterly dividend periods (whether or not consecutive), the U.S. Treasury will have the right to appoint two directors to our board of directors until all accrued but unpaid dividends have been paid. In order to conserve the liquid assets of the Company, our board of directors has approved the deferral of the regular quarterly cash dividend on the Preferred Stock, beginning in December 2009. Otherwise, except as required by law, holders of the Preferred Stock have limited voting rights. So long as shares of Preferred Stock are outstanding, in addition to any other vote or consent of shareholders required by law or our Articles of Incorporation, the vote or consent of holders of at least 66 2/3% of the shares of Preferred Stock outstanding is required for:

•	any authorization or issuance of shares ranking senior to the Preferred Stock;

•	any amendments to the rights of the Preferred Stock so as to adversely effect the rights, preferences, privileges or voting power of the Preferred Stock; or

•	consummation of any merger, share exchange or similar transaction unless the shares of Preferred Stock remain outstanding, or if we are not the surviving entity in such transaction, are converted into or exchanged for preference securities of the surviving entity and the shares of Preferred Stock remaining outstanding or such preference securities have the rights, preferences, privileges and voting power of the Preferred Stock.

The holders of the Preferred Stock, including the U.S. Treasury, may have different interests from the holders of our common stock, and could vote to block the foregoing transactions, even when considered desirable by, or in the best interests of, the holders of our common stock.

Because of our participation in TARP, we are subject to restrictions on compensation paid to our executives.

Pursuant to the terms of the TARP Capital Purchase Program, we are subject to regulations on compensation and corporate governance for the period during which the U.S. Treasury holds our Series A Preferred Stock. These regulations require us to adopt and follow certain procedures and to restrict the compensation we can pay to key employees. Key impacts of the regulations on us include, among other things:

•	ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of Intermountain;

•	a prohibition on cash incentive bonuses to our five most highly-compensated employees, subject to limited exceptions;

•	a prohibition on equity compensation awards to our five most highly-compensated employees other than long-term restricted stock that cannot be sold, other than to pay related taxes, until Treasury no longer holds the Series A Preferred Stock;

•	a prohibition on any severance or change-in-control payments to our senior executive officers and next five most highly-compensated employees;

•	a required recovery or “clawback” of any bonus or incentive compensation paid to a senior executive officer or any of the next twenty most highly compensated employees based on financial or other performance criteria that are later proven to be materially inaccurate; and

•	an agreement not to deduct for tax purposes annual compensation in excess of $500,000 for each senior executive officer.

The combined effect of these restrictions may make it more difficult to attract and retain key executives and employees, and the change to the deductibility limit on executive compensation may increase the overall cost of our compensation programs in future periods.

Because of our participation in TARP, we are subject to restrictions on our ability to repurchase our shares.

Because of our participation in TARP, our ability to repurchase our shares is restricted. The U.S. Treasury’s consent generally is required for us to make any stock repurchase until the third anniversary of the investment by the U.S. Treasury unless all of the Series A Preferred Stock has been redeemed or transferred. Further, common, junior preferred or pari passu preferred shares may not be repurchased if we are in arrears on the Series A Preferred Stock dividends. As noted above, we have deferred dividend payments on the Series A Preferred Stock and we are therefore currently restricted from repurchasing our shares.

Future acquisitions and expansion activities may disrupt our business and adversely affect our operating results.

We regularly evaluate potential acquisitions and expansion opportunities. To the extent that we grow through acquisitions, we cannot ensure that we will be able to adequately or profitably manage this growth. Acquiring other banks, branches or other assets, as well as other expansion activities, involve various risks including the risks of incorrectly assessing the credit quality of acquired assets, encountering greater than expected costs of incorporating acquired banks or branches into our company, and being unable to profitably deploy funds acquired in an acquisition.

We may not be able to replace key members of management or attract and retain qualified relationship managers in the future.

We depend on the services of existing management to carry out our business and investment strategies. As we expand, we will need to continue to attract and retain senior management and other qualified staff. In particular, because we plan to continue to expand our locations, products and services, we will need to continue to attract and retain qualified commercial banking personnel and investment advisors. Competition for such personnel is significant in our geographic market areas. The loss of the services of any management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, financial condition and results of operations.

The market price of our stock can be volatile.

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

We are subject to a variety of operational risks, including reputational risk, legal risk and compliance risk, and the risk of fraud or theft by employees or outsiders, which may adversely affect our business and results of operations.

We are exposed to many types of operational risks, including reputational risk, legal and compliance risk, the risk of fraud or theft by employees or outsiders, and unauthorized transactions by employees or operational errors, including clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems.

If personal, non-public, confidential or proprietary information of customers in our possession were to be mishandled or misused, we could suffer significant regulatory consequences, reputational damage and financial loss. Such mishandling or misuse could include, for example, if such information were erroneously provided to parties who are not permitted to have the information, either by fault of our systems, employees, or counterparties, or where such information is intercepted or otherwise inappropriately taken by third parties.

Because the nature of the financial services business involves a high volume of transactions, certain errors may be repeated or compounded before they are discovered and successfully rectified. Our necessary dependence upon automated systems to record and process transactions and our large transaction volume may further increase the risk that technical flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect. We also may be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control (for example, computer viruses or electrical or telecommunications outages, or natural disasters, disease pandemics or other damage to property or physical assets) which may give rise to disruption of service to customers and to financial loss or liability. We are further exposed to the risk that our external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees as we are) and to the risk that our (or our vendors’) business continuity and data security systems prove to be inadequate. The occurrence of any of these risks could result in a diminished ability of us to operate our business (for example, by requiring us to expend significant resources to correct the defect), as well as potential liability to clients, reputational damage and regulatory intervention, which could adversely affect our business, financial condition and results of operations, perhaps materially.

Certain provisions in our Articles of Incorporation could make a third party acquisition of us difficult.

Our Articles of Incorporation contain provisions that could make it more difficult for a third party to acquire us (even if doing so would be beneficial to our shareholders) and for holders of our common stock to receive any related takeover premium for their common stock. These provisions include:

•	certain non-monetary factors that the board of directors may consider when evaluating a takeover offer:

•	a requirement that any plan of merger or share exchange that would result in a change in control be approved by the affirmative vote of not less than 66 2/3% of the shares entitled to vote (a level in excess of the requirement that would otherwise be imposed by Idaho law); and

•	division of the board of directors into three classes serving a staggered term of office, with one class of directors elected each year for a three-year term.

These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock.

Item 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.	PROPERTIES

At December 31, 2009, the Company operated 19 branch offices, including the main office located in Sandpoint, Idaho. The following is a description of the branch and administrative offices.

				Occupancy
			Date Opened	Status
City and County	Address	Sq. Feet	or Acquired	(Own/Lease)

Panhandle State Bank Branches
IDAHO
(Kootenai County)
Coeur d’Alene(1)	200 W. Neider Avenue Coeur d’Alene, ID 83814	5,500	May 2005	Own building Lease land
Rathdrum	6878 Hwy 53 Rathdrum, ID 83858	3,410	March 2001	Own
Post Falls	3235 E. Mullan Avenue Post Falls, ID 83854	3,752	March 2003	Own
(Bonner County)
Ponderay	300 Kootenai Cut-Off Road Ponderay, ID 83852	3,400	October 1996	Own
Priest River	301 E. Albeni Road Priest River, ID 83856	3,500	December 1996	Own
Sandpoint Center Branch(3)	414 Church Street Sandpoint, ID 83864	11,399	January 2006	Lease
Sandpoint (Drive up)(4)	231 N. Third Avenue Sandpoint, ID 83864	225	May 1981	Own
(Boundary County)
Bonners Ferry	6750 Main Street Bonners Ferry, ID 83805	3,400	September 1993	Own
(Shoshone County)
Kellogg	302 W. Cameron Avenue Kellogg, ID 83837	672	February 2006	Lease land Own modular unit
Intermountain Community Bank Branches

				Occupancy
			Date Opened	Status
City and County	Address	Sq. Feet	or Acquired	(Own/Lease)

(Canyon County)
Caldwell	506 South 10th Avenue Caldwell, ID 83605	6,480	March 2002	Own
Nampa	521 12th Avenue S. Nampa, ID 83653	5,000	July 2001	Own
Nampa Loan Production Office	5660 E. Franklin Road, Suite 100 Nampa, ID 83687	2,380	February 2007	Lease
(Payette County)
Payette	175 North 16th Street Payette, ID 83661	5,000	September 1999	Own
Fruitland	1710 N. Whitley Dr., Ste A Fruitland, ID 83619	1,500	April 2006	Lease
(Washington County)
Weiser	440 E Main Street Weiser, ID 83672	3,500	June 2000	Own
Magic Valley Bank Branches
(Twin Falls County)
Twin Falls	113 Main Ave West Twin Falls, ID 83301	10,798	November 2004	Lease
Canyon Rim(2)	1715 Poleline Road East Twin Falls, ID 83301	6,975	September 2006	Lease
(Gooding County)
Gooding(2)	746 Main Street Gooding, ID 83330	3,200	November 2004	Lease
OREGON
(Malheur County)
Ontario	98 South Oregon St. Ontario, OR 97914	10,272	January 2003	Lease
Intermountain Community Bank Washington Branches
WASHINGTON
(Spokane County)
Spokane Downtown	801 W. Riverside, Ste 400 Spokane, WA 99201	4,818	April 2006	Lease
Spokane Valley	5211 E. Sprague Avenue Spokane Valley, WA 99212	16,000	Sept 2006	Own building Lease land
ADMINISTRATIVE
(Bonner County)
Sandpoint Center(3)	414 Church Street Sandpoint, ID 83864	26,725	January 2006	Lease
(Kootenai County)
Coeur d’Alene Branch and Administrative Services(1)	200 W. Neider Avenue Coeur d’Alene, ID 83814	17,600	May 2005	Own building Lease land

1)	The Coeur d’Alene branch is located in the 23,100 square foot branch and administration building located at 200 W. Neider Avenue in Coeur d’Alene. The branch occupies approximately 5,500 square feet of this building.

2)	In December 2006, the Company entered in agreements to sell the Gooding and Canyon Rim branches, and subsequently lease them back. The sales were completed in January 2007 and the leases commenced in January 2007.

3)	In January 2006, the Company purchased land on an installment contract and subsequently began building the 86,100 square foot Sandpoint Center. In second quarter 2008, the Company relocated the Sandpoint branch, corporate headquarters and administrative functions to the Sandpoint Center. The building also contains technical and training facilities, an auditorium and community room and space for other professional tenants. In August 2009, the Company sold the building and provided financing for the purchase of the building. Due to the non-recourse financing, the transaction was accounted for using the financing method.

4)	The Sandpoint branch drive-up is located in the 10,000 square foot building which housed the Sandpoint Branch before it was relocated to the Sandpoint Center. The square footage of the drive-up totals 225 square feet. The Company has leased out part of the remaining space, and is currently pursuing tenants to occupy the other vacant square footage in this building.

Item 3.	LEGAL PROCEEDINGS

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

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price and Dividend Information

Bid and ask prices for the Company’s Common Stock are quoted in the Pink Sheets and on the OTC Bulletin Board under the symbol “IMCB.OB” As of March 5, 2010, there were 14 Pink Sheet/Bulletin Board Market Makers. The range of high and low closing prices for the Company’s Common Stock for each quarter during the two most recent fiscal years is as follows:

Quarterly Common Stock Price Ranges

	2009		2008
Quarter	High	Low	High	Low

1st	$5.20	$3.40	$15.00	$11.65
2nd	4.00	3.25	13.10	6.90
3rd	3.30	1.90	8.80	5.70
4th	3.50	2.06	7.25	4.32

At March 5, 2010 the Company had 8,383,379 shares of common stock outstanding held by approximately 1,013 shareholders. As a bulletin board stock, Intermountain’s stock is relatively thinly traded, with daily average volumes totaling 3,984 in 2009 and 2,418 in 2008, respectively.

The Company historically has not paid cash dividends, nor does it expect to pay cash dividends in the near future. The Company is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. These restrictions may affect the amount of dividends the Company may declare for distribution to its shareholders in the future.

Other than discussed below, there have been no securities of the Company sold within the last three years that were not registered under the Securities Act of 1933, as amended. The Company did not make any stock repurchases during the fourth quarter of 2009.

On December 19, 2008, the Company issued 27,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, no par value with a liquidation preference of $1,000 per share (“Preferred Stock”) and a ten-year warrant to purchase up to 653,226 shares of Common Stock, no par value, as part of the Troubled Asset Relief Program — Capital Purchase Program of the U.S. Department of Treasury (“U.S. Treasury”). The $27.0 million cash proceeds were allocated between the Preferred Stock and the warrant to purchase common stock based on the relative estimated fair values at the date of issuance. The fair value of the warrants was determined under the Black-Scholes model. The model includes assumptions regarding the Company’s common stock prices, dividend yield, and stock price volatility as well as assumptions regarding the risk-free interest rate. The strike price for the warrant is $6.20 per share.

Dividends on the Preferred Stock will accrue and be paid quarterly at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year. The shares of Preferred Stock have no stated maturity, do not have voting rights except in certain limited circumstances and are not subject to mandatory redemption or a sinking fund.

The Preferred Stock has priority over the Company’s Common Stock with regard to the payment of dividends and liquidation distributions. The Preferred Stock qualifies as Tier 1 capital. The agreement with the U.S. Treasury contains limitations on certain actions of IMCB, including the payment of quarterly cash dividends on IMCB’s common stock in excess of current cash dividends paid in the previous quarter and the repurchase of its common stock during the first three years of the agreement. In addition, IMCB agreed that, while the U.S. Treasury owns the Preferred Stock, IMCB’s employee benefit plans and other executive compensation arrangements for its senior executive officers must comply with Section 111(b) of the Emergency Economic Stabilization Act of 2008.

Equity Compensation Plan Information

The Company has historically maintained equity compensation plans that provided for the grant of awards to its officers, directors and employees. These plans consisted of the 1988 Employee Stock Option Plan, the Amended and Restated 1999 Employee Stock Option and Restricted Stock Plan and the 1999 Director Stock Option Plan. Each of these plans has expired and shares may no longer be awarded under these plans. However, unexercised options or unvested awards remain under these plans. Management does not intend at this time to seek shareholder approval to renew these plans at the 2010 annual shareholders meeting. The following table sets forth information regarding shares reserved for issuance pursuant to outstanding awards:

Number of Shares
	Number of Shares		Remaining Available for
	to be Issued Upon	Weighted-Average	Future Issuance Under
	Exercise of	Exercise Price of	Equity Compensation
	Outstanding Options,	Outstanding Options,	Plans (Excluding
	Warrants and Rights	Warrants and Rights	Shares Reflected in
Plan Category	(a)	(b)	Column(a) (c))

Equity compensation plans approved by shareholders	351,253	$6.35	—

Total	351,253	$6.35	—

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

Total Return Performance

	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009
Intermountain Community Bancorp	$100	$93	$144	$99	$29	$16
SNL Index	$100	$102	$114	$89	$55	$51
Russell 2000	$100	$103	$121	$118	$77	$96

Item 6.	SELECTED FINANCIAL DATA

The following selected financial data (in thousands) of the Company is derived from the Company’s historical audited consolidated financial statements and related notes. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes contained elsewhere in this Form 10-K.

	For the Year Ended December 31, (2)
	2009(1)(4)	2008(1)(4)	2007(1)(4)	2006(1)(4)	2005(1)

INCOME STATEMENT DATA
Total interest income	$53,867	$63,809	$72,858	$59,580	$41,648
Total interest expense	(16,170)	(20,811)	(26,337)	(17,533)	(10,717)

Net interest income	37,697	42,998	46,521	42,047	30,931
Provision for loan losses	(36,329)	(10,384)	(3,896)	(2,148)	(2,229)

Net interest income after provision for losses on loans	1,368	32,614	42,625	39,899	28,702
Total other income	11,991	13,932	13,199	10,838	9,620
Total other expense	(49,630)	(45,372)	(40,926)	(35,960)	(26,532)

Income (loss) before income taxes	(36,271)	1,174	14,898	14,777	11,790
Income tax (provision) benefit	14,360	80	(5,453)	(5,575)	(4,308)

Net income	(21,911)	1,254	9,445	9,202	7,482
Preferred stock dividend	1,662	45	—	—	—

Net income (loss) applicable to common stockholders	$(23,573)	$1,209	$9,445	$9,202	$7,482

Net income (loss) per share(2)
Basic	$(2.82)	$0.15	$1.15	$1.15	$1.06
Diluted	$(2.82)	$0.14	$1.10	$1.07	$0.97

Weighted average common shares outstanding(2)
Basic	8,361	8,295	8,206	8,035	7,078
Diluted	8,361	8,515	8,605	8,586	7,684
Cash dividends per share	—	—	—	—	—

	December 31, (1)
	2009(4)	2008(4)	2007(4)	2006(4)	2005(4)

BALANCE SHEET DATA
Total assets	$1,079,644	$1,105,555	$1,048,659	$920,348	$734,099
Net loans(3)	655,602	752,615	756,549	664,885	555,453
Deposits	819,321	790,412	757,838	693,686	597,519
Securities sold subject to repurchase agreements	95,233	109,006	124,127	106,250	37,799
Advances from Federal Home Loan Bank	49,000	46,000	29,000	5,000	5,000
Other borrowings	16,527	40,613	36,998	22,602	16,527
Stockholders’ equity	88,627	110,485	90,119	78,080	64,273

(1)	Certain prior period amounts have been reclassified to conform to the current period’s presentation.

(2)	Earnings per share and weighted average shares outstanding have been adjusted retroactively for the effect of stock splits and dividends, including the 10% common stock dividend effective May 31, 2007.

(3)	Net loans receivable have been adjusted for 2006 and 2005 to move the allowance for unfunded commitments from the allowance for loan loss, a component of net loans, to other liabilities.

(4)	Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, was adopted as of January 1, 2006. During 2009, 2008, 2007 and 2006, stock based compensation expense was $367,000, $(110,000), $486,000, and $848,000, respectively.

	Years Ended December 31,
Key Financial Ratios	2009	2008	2007

Return on Average Assets	(2.01)%	0.12%	0.96%
Return on Average Common Stockholders’ Equity	(31.17)%	1.35%	11.30%
Average Common Stockholders’ Equity to Average Assets	6.95%	8.49%	8.50%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

The Company operates a multi-branch banking system and continues to plan long-term for the formation and acquisition of banks and bank branches that can operate under a decentralized community bank structure. Given current economic conditions and short-term market uncertainties, the Company scaled back its expansion plans in 2008, and is currently focused on managing its existing asset portfolio, preserving its capital and liquidity positions, and capitalizing on opportunities to selectively grow its core low-cost deposit base.

Longer term, based on opportunities available in the future, the Company plans expansion in markets generally located within the states where it currently operates, and has identified its primary short-term growth markets as Ada County in Idaho, Spokane County, Washington, and counties contiguous to its existing north Idaho and eastern Washington markets. However, Intermountain currently has branches in Idaho, Oregon and Washington, which would allow for future expansion in any of these states without the purchase of another financial institution. As economic conditions improve in the future, the Company will pursue a balance of asset and earnings growth by focusing on increasing its market share in its present locations, expanding services sold to existing customers, building new branches and merging and/or acquiring community banks that fit closely with the Bank’s strategic direction.

Management and the Board of Directors remain committed to building a fiscally strong, locally focused community banking organization and further increasing the level of service we provide our targeted customers and communities. Our long-term strategic plan calls for a balanced set of asset growth and profitability goals. We expect to achieve these goals by employing experienced, knowledgeable and dedicated people and supporting them with strong technology and training. Please see the “Business Strategy and Opportunities” Subsection of Item 1 on page 5 above for a more detailed discussion on the Company’s strengths and potential opportunities.

Recent History

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

Also in 2005, the Company relocated the Coeur d’Alene branch and administrative office to a combined administrative and branch office building located on Neider Avenue between Highway 95 and Government Way in Coeur d’Alene. This facility serves as our primary Coeur d’Alene office and accommodates the Home Loan Center, our centralized real estate mortgage processing department, various administrative support departments and our SBA Loan Production Center. The SBA center was initiated in 2003 to enhance the service, delivery and efficiency of the Small Business Administration lending process.

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

In September 2006, the Company acquired a small investment company with which it had maintained a close relationship for many years, and subsequently renamed the department, Intermountain Community Investment Services (“ICI”). Despite difficult market conditions, ICI has served the needs of its customers and increased its customer base since the acquisition. In 2009, the Company combined its Trust and ICI functions into one unit, now known as Trust and Investment Services to further integrate the services and offer customers a more comprehensive investment and wealth management program.

In August 2006, the Company began construction of new headquarters building in Sandpoint, Idaho, now known as the Sandpoint Center. The Company relocated its Sandpoint main branch, corporate headquarters and administrative offices to this building in 2008, with the Company occupying approximately 47,000 square feet. The remaining rentable space is being marketed to prospective tenants who provide complementary services to those of the Bank. In connection with the building, the Company borrowed $23.1 million from an unaffiliated bank. This loan was originally due January 19, 2009, was restructured and extended, and ultimately paid off in August 2009, through the sale of the Sandpoint Center to an unaffiliated third party. The Bank holds the master lease on the Sandpoint Center. Because the Company provided the financing for the purchase of the building on a non-recourse basis, the transaction was accounted for using the financing method.

The Company’s near-term focus is to continue overcoming the challenges created by the significant downturn in its markets. It has responded proactively to the present economy in a number of different ways. In lending, it has tightened loan underwriting standards, actively reduced concentrations of riskier loan types, significantly enhanced its credit administration and credit resolution functions, and more aggressively pursued government-guaranteed and other lower risk lending opportunities. On the deposit side, it has successfully continued to grow deposits while simultaneously reducing its cost of funds through a disciplined approach focused on attracting and retaining low-cost transactional deposits. Intermountain has also made significant efficiency gains in many areas, including reducing its workforce by 10% since 2007, and centralizing and automating more of its core deposit and lending functions. Unfortunately, these cost reduction gains have been more than offset in the short-term by significantly increased credit costs. However, when credit costs abate, management believes the efficiency gains should position the Company for a return to strong profit levels. In 2010, management plans to continue and enhance the efforts undertaken above to further bolster its balance sheet and position the Company for future opportunities.

Longer-term, the Company will continue its focus on expanding market share of targeted customers in its existing markets, and entering new markets in which it can attract and retain strong employees, subject to capital adequacy levels and regulatory approval. Management believes that the economy arising out of the current recession will present a number of new opportunities for community banks. Its efforts are focused on positioning Intermountain to take advantage of these opportunities, particularly through the acquisition of desirable employees and customers from distressed banks and non-bank institutions. It will also look for opportunities to acquire other community banks in both FDIC- and non-FDIC assisted transactions. The Company has employed these competitive tools to grow market share over the past ten years, since it began expanding beyond its Sandpoint base. During this time period, the Company has grown from eighth overall in market share in the Idaho and Oregon markets it serves to second, with a consolidated market share of 13.6%. The Company is the market share leader in deposits in five of the eleven counties in which it operates ( Source: June 2009 FDIC Survey of Banking

Institutions). The Spokane and Boise market areas represent potential future growth markets for the Company, as total market deposits in these two counties exceed by a two-to-one margin the total market deposits in the Company’s other markets. The Company has a relatively small, but growing presence in Spokane County with strong local market talent. The Bank does not have any branches in Ada County, which includes Boise, but has a number of key managers who came from or worked in the Boise area, which would allow for potential entry and expansion into this market in the future. Please see the “Business Strategy and Opportunities,” “Primary Market Area” and “Competition” Subsections of Item 1 beginning on page 5 above for a more detailed discussion on the Company’s strengths, market position and potential opportunities.

Results of Operations

For 2009, Intermountain’s net loss applicable to common shareholders was $23.6 million or $2.82 per common share. The Company’s return on average equity (“ROAE”) and return on average assets (“ROAA”), common measures of bank performance, totaled (31.17)% and (2.01)%, respectively. In comparison, the Company realized net income available to common stockholders of $1.2 million or $0.14 per share (diluted) in 2008, and an ROAA and ROAE of 0.12% and 1.35% respectively. The loss in 2009 resulted from a $36.3 million provision for loan losses and a decline in net interest income reflecting very difficult economic and market conditions.

As of December 31, 2009, total assets decreased to $1.08 billion, a decrease of $25.9 million or 2.3%, reflecting conservative balance sheet management in light of the weak economy. In 2008, assets totaled $1.11 billion, a 5.4% increase from $1.05 billion at December 31, 2007. The Company decreased net loans receivable by $97.0 million or 12.9% in 2009, after a much smaller $3.9 million decrease in 2008. In contrast, total deposits increased by $28.9 million or 3.7% in 2009, following a $32.6 million increase in 2008. Loan balance decreases reflected a combination of lower borrowing demand, tighter underwriting standards and aggressive management and disposition of problem assets. Organic growth and market share gains in virtually all of the Company’s markets drove the increases in deposits.

Net Interest Income

The Company’s net interest income for the year ended December 31, 2009 was $37.7 million, a decrease of $5.3 million from the prior year. The decrease in net interest income resulted from a combination of lower average asset balances, lower market interest rates, a shift in the mix of the Company’s assets to more conservative, lower-yielding assets, and higher levels of non-performing loans. These were partially offset by a smaller decrease in the cost of interest bearing liabilities. The net interest margin for the year ended December 31, 2009 was 3.81%, as compared to 4.50% for 2008 and 5.21% for 2007. A volatile interest rate environment, in which rates on interest earning assets declined more rapidly and further than rates on interest-bearing liabilities created the decrease in the Company’s margin during 2008.

The following table provides information on net interest income for the past three years, setting forth average balances of interest-earning assets and interest-bearing liabilities, the interest income earned and interest expense recorded thereon and the resulting average yield-cost ratios.

Average Balance Sheets and Analysis of Net Interest Income

	For the Year Ended December 31, 2009
	Average	Interest Income/	Average
	Balance	Expense	Yield
	(Dollars in thousands)

Loans receivable, net(1)	$736,568	$43,611	5.92%
Securities(2)	201,709	10,079	5.00
Federal funds sold	50,387	177	0.35

Total earning assets	988,664	53,867	5.45%
Cash and cash equivalents	18,904
Office property and equipment, net	43,238
Other assets	29,769

Total assets	$1,080,575

Time deposits of $100,000 or more	$142,831	$4,338	3.04%
Other interest-bearing deposits	524,901	8,001	1.52
Short-term borrowings	92,507	2,347	2.54
Other borrowed funds	62,900	1,484	2.36

Total interest-bearing liabilities	823,139	16,170	1.96%
Noninterest-bearing deposits	151,640
Other liabilities	3,011
Stockholders’ equity	102,785

Total liabilities and stockholders’ equity	$1,080,575

Net interest income		$37,697

Net interest margin			3.81%

Average Balance Sheets and Analysis of Net Interest Income

	For the Year Ended December 31, 2008
	Average	Interest Income/	Average
	Balance	Expense	Yield
	(Dollars in thousands)

Loans receivable, net(1)	$779,854	$55,614	7.13%
Securities(2)	155,025	7,998	5.16
Federal funds sold	19,937	197	0.99

Total earning assets	954,816	63,809	6.68%
Cash and cash equivalents	22,591
Office property and equipment, net	44,372
Other assets	19,295

Total assets	$1,041,074

Time deposits of $100,000 or more	$130,729	$5,176	3.96%
Other interest-bearing deposits	475,990	9,464	1.99
Short-term borrowings	121,055	4,385	3.62
Other borrowed funds	70,374	1,786	2.54

Total interest-bearing liabilities	798,148	20,811	2.61%
Noninterest-bearing deposits	145,924
Other liabilities	6,706
Stockholders’ equity	90,296

Total liabilities and stockholders’ equity	$1,041,074

Net interest income		$42,998

Net interest margin			4.50%

Average Balance Sheets and Analysis of Net Interest Income

	For the Year Ended December 31, 2007
	Average	Interest Income/	Average
	Balance	Expense	Yield
	(Dollars in thousands)

Loans receivable, net(1)	$742,310	$65,362	8.81%
Securities(2)	133,275	6,585	4.93
Federal funds sold	17,631	911	5.17

Total earning assets	893,216	72,858	8.16%
Cash and cash equivalents	21,690
Office property and equipment, net	32,734
Other assets	19,181

Total assets	$966,821

Time deposits of $100,000 or more	$91,960	$4,467	4.86%
Other interest-bearing deposits	488,075	14,302	2.93
Short term borrowings	96,563	3,498	3.62
Other borrowed funds	50,961	4,070	7.99

Total interest-bearing liabilities	727,559	26,337	3.62%
Noninterest-bearing deposits	148,586
Other liabilities	7,066
Stockholders’ equity	83,610

Total liabilities and stockholders’ equity	$966,821

Net interest income		$46,521

Net interest margin			5.21%

(1)	Non-accrual loans are included in the average balance, but interest on such loans is not recognized in interest income.

(2)	Municipal interest income is not presented on a tax-equivalent basis, and represents a small portion of total interest income.

The following rate/volume analysis depicts the increase (decrease) in net interest income attributable to (1) interest rate fluctuations (change in rate multiplied by prior period average balance), (2) volume fluctuations (change in average balance multiplied by prior period rate) and (3) volume/rate (changes in rate multiplied by changes in volume) when compared to the preceding year.

Changes Due to Volume and Rate 2009 versus 2008

	Volume	Rate	Volume/Rate	Total
	(Dollars in thousands)

Loans receivable, net	$(3,087)	$(9,440)	$524	$(12,003)
Securities	2,408	(252)	(75)	2,081
Federal funds sold	301	(127)	(194)	(20)

Total interest income	(378)	(9,819)	255	(9,942)
Time deposits of $100,000 or more	479	(1,206)	(111)	(838)
Other interest-earning deposits	972	(2,209)	(226)	(1,463)
Borrowings	(1,224)	(1,440)	324	(2,340)

Total interest expense	227	(4,855)	(13)	(4,641)

Net interest income	$(605)	$(4,964)	$268	$(5,301)

Changes Due to Volume and Rate 2008 versus 2007

	Volume	Rate	Volume/Rate	Total
	(Dollars in thousands)

Loans receivable, net	$3,306	$(12,425)	$(629)	$(9,748)
Securities	1,075	291	47	1,413
Federal funds sold	119	(737)	(96)	(714)

Total interest income	4,500	(12,871)	(678)	(9,049)
Time deposits of $100,000 or more	1,883	(826)	(348)	709
Other interest-bearing deposits	(354)	(4,598)	114	(4,838)
Borrowings	2,437	(2,777)	(1,057)	(1,397)

Total interest expense	3,966	(8,201)	(1,291)	(5,526)

Net interest income	$534	$(4,670)	$613	$(3,523)

Net Interest Income — 2009 Compared to 2008

The Company’s net interest income decreased to $37.7 million in 2009 from $43.0 million in 2008. The net interest income change attributable to volume changes was an unfavorable $605,000 from 2008 as the volume of higher yielding assets, particularly loans, decreased significantly, overwhelming positive volume changes in securities, Fed Funds Sold, and borrowings. During 2009, interest rates decreased both on interest earning assets and interest bearing liabilities; however, rates continued to decrease more significantly on the asset side than the liability side. This created a $5.0 million decrease in net interest income attributable to rate variances. The separate volume and rate changes along with a $268,000 increase due to the interplay between rate and volume factors created a $5.3 million overall decrease in net interest income for 2009.

The yield on interest-earning assets decreased 1.23% in 2009 from 2008, while the cost of interest-bearing liabilities decreased 0.65% during the same period. The earning-asset yield was significantly impacted by management’s shift in the mix of Company assets from the higher-yielding loan portfolio to lower-yielding fixed income securities and Fed Funds Sold to enhance Company liquidity. Rates paid on Fed Funds Sold remained between 0.00% and 0.25% throughout 2009, meaning that the $43.9 million in average Fed Funds Sold balances earned only minimal income.

The yield on the Company’s loans, at 5.92%, was also down from the prior year, although the drop was less significant than in 2008. The Bank maintained about 58% of its portfolio as variable rate loans, which continued to drop as market rates remained very low all year. The Bank sought to moderate this impact by continuing to maintain floors on its variable rate loans, and emphasizing the higher yielding commercial loan component of its loan portfolio. High levels of non-accrual loans also significantly impacted net interest income, as the Company reversed $1.9 million in interest income on loans placed on non-accrual status and problem loans. Problem loans include loans charged off directly or transferred to OREO. This resulted in an additional 0.26% decrease in the yield on loans. The investment securities portfolio experienced a 0.16% decrease in yield in 2009 as spreads tightened on most fixed income securities and the Company shortened the duration of its investment portfolio to position it better for anticipated future higher market rates.

While the significant market rate declines in 2008 and early 2009 also reduced the Company’s interest-bearing liability costs, liability rate decreases continued to lag behind asset yield changes. The Company experienced pressure on its deposit rates from some distressed and deposit-starved competitors, which continued to offer higher than market rates. These market conditions particularly impacted time and higher-balance money market rates, which resulted in both smaller and later declines than in the rates earned on loans and Fed Funds Sold. In addition, the Company maintains 20.5% of its total deposits, a relatively high percentage as compared to its peer group, in non-interest bearing demand deposits, which don’t respond to changing interest rates. The overall result was a drop of 0.65% in the interest expense rate during the year.

Net Interest Income — 2008 Compared to 2007

The Company’s net interest income decreased to $43.0 million in 2008 from $46.5 million in 2007. The net interest income change attributable to volume increases was a favorable $534,000 over 2007 as average interest earning assets increased by $61.6 million and average interest bearing liabilities increased by $70.6 million. During 2008, interest rates decreased both on the interest earning assets and interest bearing liabilities; however, rates decreased more significantly on the asset side than the liability side. This created a $4.7 million decrease attributable to rate variances. The separate volume and rate changes along with a $613,000 increase due to the interplay between rate and volume factors created a $3.5 million overall decrease in net interest income for 2008.

The yield on interest-earning assets decreased 1.48% in 2008 from 2007, while the cost of interest-bearing liabilities decreased 1.01% during the same period. At 1.68%, the loan yield decrease was relatively steep over the prior year. The Bank maintained about 62% of its portfolio in variable rate loans, which responded negatively to the significant reductions in short-term market rates established by the Federal Reserve during 2008. The Bank sought to moderate this impact by implementing floors on its variable rate loans, and increasing the higher yielding commercial loan component of its loan portfolio. Reversal of interest on loans placed on non-accrual status also contributed $465,000 to the overall decrease to interest income.

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

The significant market rate declines also reduced the Company’s interest-bearing liability costs in 2008. However, liability rate decreases lagged behind asset yield changes. In particular, time deposit rates, and other borrowed funds costs saw smaller and later declines than in the rates earned on loans and Fed Funds Sold. In addition to normal timing differences, a highly competitive deposit market and a short-term disconnect between LIBOR rates and the Federal Funds target rate created these differences. The overall result was a drop of only 1.01% in the interest expense rate during the year.

Provision for Losses on Loans & Credit Quality.

Management’s policy is to establish valuation allowances for estimated losses by charging corresponding provisions against income. This evaluation is based upon management’s assessment of various factors including, but not limited to, current and anticipated future economic trends, historical loan losses, delinquencies, and underlying collateral values, as well as current and potential risks identified in the portfolio. See the “Loan Portfolio” discussion in the “Item 1- Business” section beginning on page 13 of this report for more detailed information on asset quality, loan portfolio trends and provision for loan loss trends.

The provision for losses on loans totaled $36.3 million for the year ended December 31, 2009, compared to a provision of $10.4 million for the year ended December 31, 2008. Net chargeoffs in 2009 totaled $36.2 million compared to $5.7 million for 2008. The following table summarizes provision and loan loss allowance activity for the periods indicated.

	December 31,
	2009	2008
	(Dollars in thousands)

Balance Beginning December 31	$(16,433)	$(11,761)
Charge-Offs
Commercial loans	5,037	1,486
Commercial real estate loans	3,194	186
Commercial construction loans	4,982	663
Land and land development loans	19,817	2,820
Agriculture loans	988	162
Multifamily loans	53	—
Residential loans	1,598	173
Residential construction loans	241	—
Consumer Loans	1,001	703
Municipal Loans	—	—

Total Charge-offs	36,911	6,193
Recoveries
Commercial Loans	(144)	(53)
Commercial real estate loans	—	(1)
Commercial construction loans	(1)	—
Land and land development loans	(347)	(198)
Agriculture loans	—	—
Multifamily loans	—	—
Residential Loans	(9)	—
Residential construction loans	—	—
Consumer Loans	(256)	(229)
Municipal Loans	—	—

Total Recoveries	(757)	(481)
Net charge-offs	36,154	5,712
Transfers	—	—
Provision for losses on loans	(36,329)	(10,384)
Sale of loans	—	—

Balance at end of period	$(16,608)	$(16,433)
Ratio of net charge-offs to loans outstanding	5.38%	0.75%
Allowance — Unfunded Commitments
Balance Beginning December 31	$(13)	$(18)
Adjustment	2	5
Transfers	—	—

Allowance — Unfunded Commitments at end of period	$(11)	$(13)

The rapid deterioration in both the economy and the local real estate markets resulted in significant increases in chargeoffs in 2009 over 2008, This deterioration impacted all of the Company’s loan types and geographical regions, although certain sectors were hit much harder than others. Mirroring industry trends, borrower delinquencies, repossessions and foreclosures increased quickly and to levels not experienced in recent history by the Company. Simultaneously, collateral values, particularly real estate prices, fell at a rate and to levels substantially below the values at loan origination. The combination of rising defaults and decreasing collateral values created chargeoff levels that could not be reasonably anticipated prior to 2009. In particular, most of the Company’s chargeoffs resulted from land development and speculative residential construction loans reflecting the deep and unprecedented downturn in the housing market. These loans, which are primarily reliant on the sale of the asset as the primary repayment source, were hit particularly hard as sales activity diminished and more distressed properties entered the market, further depressing collateral values on assets the Company was liquidating. The downward spiraling real estate values also required the Company to reserve or chargeoff additional amounts on loans that were considered collateral dependent, even if they were not in liquidation.

Geographically, chargeoff activity was concentrated in the greater Boise, McCall, Coeur d’Alene and Twin Falls, Idaho areas. The Company had higher concentrations of land development loans in these markets, and these types of loans suffered the highest rate of default and the most significant collateral devaluations. The largest single chargeoff the Company experienced in 2009 was $2.4 million on a commercial development loan in western Washington. It incurred a number of other chargeoffs between $1.0 million and $2.4 million, most of which were on construction and development loans.

The Company responded to this rapidly deteriorating credit environment by adjusting its allowance for loan losses throughout 2008 and 2009. Generally the allowance increased throughout 2008 and ended 2008 at 2.14% of total loans. Management continued to add to the allowance until it peaked at $25.1 million, or 3.43% of total loans in July 2009. As the Company charged off significant balances in the latter half of 2009, much of which had been previously reserved, the allowance declined to $16.6 million, or 2.47% of total loans at year end. At December 31, 2009, the allowance for loan losses totaled 87.2% of nonperforming loans compared to 60.2% of nonperforming loans a year ago. This allowance still reflects higher levels of problem assets and heightened concerns about current economic and market conditions. However, management believes that it has already incurred the most significant losses and reduced its concentrations in riskier assets, particularly its residential land and construction portfolio.

Given the current distressed and volatile credit environment, management continues to evaluate and adjust the loan loss allowance carefully and frequently to reflect the most current information available concerning the Company’s markets and loan portfolio. In its evaluation, management considers current economic and borrower conditions in both the pool of loans subject to specific impairment, and the pool subject to a more generalized allowance based on historical and other factors. When a loan is characterized as impaired, the Company performs a specific evaluation of the loan, focusing on potential future cash flows likely to be generated by the loan, current collateral values underlying the loan, and other factors such as government guarantees or guarantor support that may impact repayment. Based on this evaluation, it sets aside a specific reserve for this loan and/or charges down the loan to its net realizable value (selling price less estimated closing costs) if it is unlikely that the Company will receive any cash flow beyond the amount obtained from liquidation of the collateral. If the loan continues to be impaired, management periodically re-evaluates the loan for additional potential impairment, and charges it down or adds to reserves if appropriate. Since late 2008, banking regulators have increased pressure on banks, including Intermountain, to charge off loans more rapidly than had previously been encouraged. On the pool of loans not subject to specific impairment, management evaluates both regional and loan-specific historical loss trends to develop its base reserve level on a loan-by-loan basis. It then modifies those reserves by considering the risk grade of the loan, current economic conditions, the recent trend of defaults, trends in collateral values, underwriting and other loan management considerations, and unique market-specific factors such as water shortages or other natural phenomena. Given the continuing high level of problem assets, uncertain economic conditions, and regulatory pressure, it is reasonably likely that the Company’s reserve levels will remain higher than those it maintained prior to 2008 for a sustained period of time.

Residential land and construction assets also continue to comprise most of the nonperforming loans and OREO totals. The geographic breakout of the nonperforming loans below reflects the stronger market presence the Company holds in Northern Idaho and Eastern Washington and reductions in non-performing assets in the greater

Boise market through property sales and loan write downs already booked. The following table summarizes NPAs by type and geographic region.

				E. Oregon,			% of Loan
	North Idaho —	Magic		SW Idaho			Type to Total
NPA by location	Eastern	Valley	Greater	Excluding			Non-Performing
12/31/2009	Washington	Idaho	Boise Area	Boise	Other	Total	Assets
	(Dollars in thousands)

Commercial loans	$2,194	$303	$28	$128	$—	$2,653	8.7%
Commercial real estate loans	3,096	1,182	399	527	31	5,235	17.1%
Commercial construction loans	3,133	—	—	—	—	3,133	10.4%
Land and land development loans	6,568	1,153	2,337	1,122	2,875	14,055	45.9%
Agriculture loans	—	—	521	313	—	834	2.7%
Multifamily loans	—	135	—	—	—	135	0.4%
Residential real estate loans	2,194	—	422	199	380	3,195	10.4%
Residential construction loans	1,264	—	—	—	—	1,264	4.1%
Consumer loans	64	18	6	—	—	88	0.3%

Total	$18,513	$2,791	$3,713	$2,289	$3,286	$30,592	100.0%

Percent of total NPAs	60.5%	9.1%	12.1%	7.5%	10.8%	100.0%
Percent of NPAs to total loans in each region(1)	5.0%	5.19%	4.5%	1.7%	9.5%	4.6%

(1)	NPAs include both nonperforming loans and OREO

Information with respect to non-performing loans, classified loans, troubled debt restructures, non-performing assets, and loan delinquencies is as follows:

	Loan Quality
	December 31,	December 31,
	2009	2008
	(Dollars in thousands)

Loans past due in excess of 90 days and still accruing	$586	$913
Non-accrual loans	18,468	26,365

Total non-performing loans	19,054	27,278
OREO	11,538	4,541

Total non-performing assets	$30,592	$31,819

Classified loans(1)	$77,176	$53,847
Troubled debt restructured loans(2)	$4,604	$13,424
Non-accrual loans as a percentage of net loans receivable	2.82%	3.50%
Total non-performing loans as a % of net loans receivable	2.91%	3.62%
Total NPA as a % of loans receivable	4.67%	4.23%
Allowance for loan losses (“ALLL”) as a % of non-performing loans	87.2%	60.2%
Total NPA as a % of total assets	2.83%	2.88%
Total NPA as a % of tangible capital + ALLL (“Texas Ratio”)	32.85%	27.75%
Loan delinquency ratio (30 days and over)	0.93%	0.90%

(1)	Classified loan totals are inclusive of non-performing loans and may also include troubled debt restructured loans, depending on the grading of these restructured loans.

(2)	Represents accruing restructured loans performing according to their modified terms. Restructured loans that are not performing according to their modified terms are included in non-accrual loans. No other funds are available for disbursement on restructured loans.

The $18.5 million balance in non-accrual loans as of December 31, 2009 consists primarily of residential land, subdivision and construction loans where repayment is primarily reliant on selling the asset. These loans are carried on the Company’s financial statements at the net realizable value that management anticipates receiving on the loans. The Company has evaluated the borrowers and the collateral underlying these loans and determined the probability of recovery of the loans’ principal balance. Given the volatility in the current housing market, the Company continues to monitor these assets closely and revalue the collateral on a frequent and periodic basis. This re-evaluation may create the need for additional write-downs or additional loss reserves on these assets. The balance of non-accrual loans was $26.4 million as of December 31, 2008.

Classified loans also appear to have stabilized during the latter part of 2009. At December 31, 2009, Intermountain’s total internally classified loans were $77.2 million, compared with $53.8 million at December 31, 2008. The total balance of classified loans reached a peak of $96.2 million in July 2009, and have been reduced $19.0 million since then through aggressive workout and disposition efforts by the Company’s special assets team. As a percentage of the Company’s net loans, classified loans reached a peak of 13.94% in November 2009, and dropped to 11.78% of net loans at the end of 2009. Classified loans to net loans totaled 7.15% at the end of 2008. Classified loans are loans for which management believes it may experience some problems in obtaining repayment under the contractual terms of the loan, and are inclusive of the Company’s non-accrual loans. However, categorizing a loan as classified does not necessarily mean that the Company will experience any or significant loss of expected principal or interest.

The increase in classified loans over 2008 reflects the impact of the deteriorating economy and real estate conditions throughout the Company’s market area. Unemployment rates increased significantly, placing additional stress on businesses and consumers alike. This resulted in more borrowers facing difficulties in maintaining their ability to service the Company’s debts. At the same time, real estate and other property valuations declined as well, reducing the ability of borrowers or the Bank to liquidate assets or rely on other repayment sources to cover shortfalls in the cash flow required to service their debts. Construction and land development loans, in which debt repayment is primarily based on liquidation of property, were particularly hard hit, as real estate purchase markets slowed significantly and property values declined. Most of the increase in classified loans between 2008 and 2009 were in loans that were real-estate related, particularly construction and land development.

As a result of the decrease in non-performing loans, non-performing assets as a percentage of total assets also improved in the latter part of 2009. Non-performing assets comprised 2.8% of total assets at December 31, 2009 after peaking at 5.03% in May 2009, and 2.9% at December 31, 2008. The 30-day and over loan delinquency rate also improved in the latter part of 2009 and stood at 0.93% at December 31, 2009 versus 3.10% at its peak in April 2009, and 0.90% at December 31, 2008. Because of the high level of chargeoffs during the year, non-performing assets to tangible equity plus the loan loss allowance (the “Texas Ratio”) increased slightly, from 27.8% at December 31, 2008 to 32.9% at December 31, 2009, but decreased from its peak of 41.68% in May 2009.

While some indicators of stabilization in both economic trends and real estate sales and valuations appeared in late 2009, significant improvement is not forecast for at least the balance of 2010. Based on local forecasts, full recovery is likely to occur slowly and over a multi-year period. As such, management believes that classified loans, non-performing assets, and credit losses will likely remain elevated in 2010, but at lower levels than those experienced in 2009. Subsequent to 2010, management believes that the credit portfolio will continue to improve, but problem assets and credit costs may remain at higher levels than those experienced prior to 2008. If this holds true, the Company’s allowance for loan losses would likely remain at higher levels than its historical experience prior to 2008 as well. Given market volatility and future uncertainties, management cannot assure nor guarantee the accuracy of these future forecasts.

Management continues to focus its efforts on managing and reducing the level of non-performing assets, classified loans and delinquencies. It uses a variety of analytical tools and an integrated stress testing program involving both qualitative and quantitative modeling to assess the current and projected state of its credit portfolio. The results of this program are integrated with the Company’s capital and liquidity modeling programs to manage and mitigate future risk in these areas as well. In early 2010, the Company contracted with an independent loan review firm to further evaluate and provide independent analysis of our portfolio and make recommendations for portfolio management improvement. In particular, the review quantified and stratified the loans in the Bank’s portfolio based upon layered risk, product type, asset class, loans — to-one borrower, and geographic location. The purpose of the review was to provide an independent assessment of the potential imbedded risks and dollar exposure within the Bank’s loan portfolio. The scope included 1,000 loans representing over 80% of the total loan portfolio and included specific asset evaluations and loss forecasts for the majority of the loan portfolio. The firm employed seasoned financial and commercial lending personnel to complete the individual loan reviews. Based on its evaluation of both external and internal loan review results, management does not believe that it needs to materially alter its 12-month forward loss projections. It has and continues to incorporate a number of the recommendations made by the review firm into its ongoing credit management process.

Other Income

The following table details dollar amount and percentage changes of certain categories of other income for the three years ended December 31, 2009.

			Percent			Percent
	2009	% of	Change	2008	% of	Change	2007	% of
Other Income	Amount	Total	Prev. Yr	Amount	Total	Prev. Yr.	Amount	Total
	(Dollars in thousands)

Fees and service charges	$7,394	61%	(3)%	$7,648	55%	(2)%	$7,822	59%
Loan related fee income	2,467	21	(11)	2,775	20	(22)	3,573	27
BOLI income	360	3	11	324	2	3	314	2
Other-than-temporary credit impairment on investment securities	(526)	(4)	—	—	—	—	—	—
Net gain (loss) on sale of securities	1,795	15	(18)	2,182	16	(5,842)	(38)	0
Other income	501	4	(50)	1,011	7	(34)	1,528	12

Total	$11,991	100%	(14)%	$13,940	100%	6%	$13,199	100%

Fees and service charges earned on deposit, trust and investment accounts continue to be the Bank’s primary sources of other income. Fees and service charges decreased $254,000 during this twelve-month period, as slower economic activity resulted in lower deposit account fees and securities commissions. Deposit account activity and trust and investment business began to improve in the latter half of 2009, and the Company has taken additional steps to bolster its future revenue production in these areas, including adding sales staff to its Trust and Investment Service division and enhancing its debit card program. The Company derived $3.3 million in fee income directly from consumer deposit accounts and $1.3 million directly from business deposit accounts in 2009. It is implementing initiatives to improve income from both areas in 2010 through a combination of reduced waivers, increased pricing and additional cross-selling of other services. The Company has also completed its evaluation of the impact of new federal regulation on overdraft charges effective in July 2010, and is implementing plans to change its overdraft service program to comply with the new rules while bolstering income and customer satisfaction. The Company will be contacting customers by July and offering them the option to opt in to one of our overdraft service plans. Despite the Company’s efforts, the initial implementation of the regulation in July 2010 may have a negative impact on the Company’s overdraft income for the year.

Loan related fee income decreased by 11.1% over the prior year, as lower fee income from consumer, commercial and real estate loans offset higher mortgage banking income in 2009. Higher mortgage volumes were due to record low interest rates and the federal government’s first time homebuyer program. The Company has reorganized its mortgage operations to improve revenues and efficiency, and expects further income gains in 2010, particularly if rates remain relatively low during the year.

Net gains on the sale of securities in 2009 were partially offset by credit impairments taken on one non-agency guaranteed mortgage backed security (see the “Other-than-Temporary Impairment” subsection on page 26 for more information). BOLI income reflected slightly higher yields in the BOLI portfolio. The other income subcategory largely consists of fees earned on the Company’s contract to maintain deposit accounts used to secure credit card portfolios. This program began contracting in 2008 as national credit card activity slowed during the year in response to the slower economy and reduced marketing efforts, and continued to decline in 2009 as credit and regulatory conditions worsened and card providers became even more cautious. The original contract covering these services was terminated in November 2009, but was replaced with a transitional contract anticipated to carry through most or all of 2010. Under the terms of the transitional contract, servicing income may actually increase in 2010, but then terminate late in the year or in early 2011. Intermountain is evaluating potential opportunities to replace some or all of this income through an internal card program or with new contracts with other card providers.

Other income totaled $13.9 million in 2008, an increase of $0.7 million from the prior year. Net gains on the sale of securities and a small increase in fees and service charge income offset decreases in mortgage banking and secured savings contract income.

Operating Expenses

The following table details dollar amount and percentage changes of certain categories of other expense for the three years ended December 31, 2009.

			Percent			Percent
			Change			Change
	2009	% of	Prev.	2008	% of	Prev.	2007	% of
Other Expense	Amount	Total	Yr.	Amount	Total	Yr.	Amount	Total
	(Dollars in thousands)

Salaries and employee benefits	$22,512	45%	(11)%	$25,301	55%	0%	$25,394	62%
Occupancy expense	7,515	15	0	7,496	17	23	6,089	15
Advertising	1,351	3	(8)	1,474	3	11	1,330	3
Fees and service charges	2,940	6	48	1,990	4	42	1,404	4
Printing, postage and supplies	1,352	3	(6)	1,442	3	(2)	1,466	4
Legal and accounting	1,734	3	(1)	1,758	4	36	1,292	3
FDIC assessment	2,373	5	364	511	1	265	140	0
OREO expense	1,427	3	523	229	1	120	104	0
OREO valuation adjustments in the period(1)	3,962	8	422	759	2	0	—	0
Other expense	4,464	9	1	4,412	10	19	3,707	9

Total	$49,630	100%	9%	$45,372	100%	11%	$40,926	100%

(1)	Amount includes chargedowns and gains/losses on sale of OREO

Other expenses for 2009 were $49.6 million compared to $45.4 million in 2008. Higher FDIC insurance premiums, increased expenses and write downs on the OREO portfolio, and higher collection and legal fees on loans produced the increase in overhead in 2009. These expenses totaled $7.8 million in 2009, compared to $1.5 million in 2008. Other non-interest expense, excluding the credit and FDIC costs noted above, declined to $41.9 million in 2009 from $43.9 million in 2008, reflecting the Company’s efforts in lowering other controllable expenses.

Compensation and benefits expense decreased by $2.8 million, or 11.0% in 2009 compared to 2008. Salaries and employee benefits continued to be the majority of non-interest expense in 2009. The Company adopted a number of additional provisions in 2009 to reduce compensation expense during the year, including suspending both long-term and short-term bonus payouts for executives, reducing staffing levels, eliminating or limiting base salary increases and reducing other bonus compensation plans. The number of full-time equivalent employees (“FTE”) at the Bank decreased from 418 at December 31, 2008 to 406 at December 31, 2009, a 2.9% decrease, and a 9.8% decrease from the peak of 450 employees in 2007. Most of the staff reductions occurred in the last half of the year and some involved severance payouts, resulting in only a partial year impact for 2009. Other incentive compensation expense was also down in 2009, reflecting the suspension of short-term bonuses for executives and the reduction in performance bonuses paid to other officers. Stock based compensation expense totaled $367,000 in 2009 reflecting the amortization of restricted stock bonuses given in prior years. Stock-based compensation expense in 2008 was a credit to income of $110,000 as a result of the 2008 reversal of $640,000 in pre-tax expenses accrued in a long-term incentive plan for executives. As a result of restrained hiring activity, recruitment costs totaled $0 in 2009 versus $44,000 in 2008 and $219,000 in 2007.

Control of compensation expenses continues to be a priority in 2010, as the Company is suspending salary increases for executives and most other employees, maintaining its hiring freeze, implementing additional staff reductions and adjusting other compensation plans. The Company has also suspended new stock compensation awards for the year. Benefits expenses should be relatively stable, given the reduced staffing levels and limited medical and dental premium increases.

Occupancy expenses increased 0.3% for the twelve-month period ended December 31, 2009 compared to the same period one year ago, after a 23.1% increase in 2008. The Company significantly restricted purchases of new furniture, hardware, software and equipment during 2009 and did not construct, lease or occupy any new buildings. Limiting this activity offset the additional expenses incurred as a result of a full-year of operation in 2009 in the Company’s new headquarters building. The increase in 2008 was comprised of additional building expense from new facilities opened in 2007 and 2008 and additional computer hardware and software purchased to enhance security, compliance and business continuity. In particular, the Company completed and moved into its new headquarters, the Sandpoint Center, in early 2008, resulting in increases in depreciation and other building expenses. The Company expects occupancy expenses to be relatively stable again in 2010, as additional costs from replacing obsolete equipment are offset by reductions in lease expense and depreciation expense from the disposal or complete depreciation of older assets.

Advertising expenses decreased by 8.3% in 2009 because the Company’s marketing efforts shifted away from expensive media advertising to more localized and personal marketing communications. The Company continued to work closely with customers and shareholders to educate them about local and national economic conditions. Advertising expenses increased in 2008 versus 2007 as the Company ran unanticipated fall media campaigns educating consumers on FDIC coverage and emphasizing the safety and soundness of the Bank in response to high levels of market stress in the second half of the year. 2010 advertising expenses are expected to remain stable, reflecting the Company’s core deposit growth goals and its Powered by Community campaign to stimulate local economies and spur lending demand.

Fees and service charges increased $950,000 in 2009, reflecting relatively large increases in loan collection and repossession expenses, and smaller increases in computer services fees and debit card expenses associated with more customers moving to online and electronic banking activities, This follows a $586,000 increase in 2008 resulting from higher computer services and debit card expenses. While collection and repo expenses are likely to remain elevated in 2010 and debit card expenses will likely increase with desired volume increases, the Company has taken additional steps to control computer services expenses through re-negotiations with vendors and elimination of unused services.

Printing and postage expenses decreased by 6.2% in 2009 after decreasing 1.7% in 2008. The 2009 reduction reflected changes in the Company’s statement processing activities and a concerted effort by staff to reduce paper and office supply consumption. The 2008 reduction resulted from changes in statement production processes, tighter controls of supply orders and consolidation of vendors. These savings are likely to continue in 2010 as the Company further evaluates its item and statement processing activities and eliminates other printing requirements.

The $24,000 decrease in legal and accounting expenses reflects a large increase in legal fees related to loan collections, offset by a reduction in consulting fees associated with a comprehensive business process improvement study in 2008. Accounting and audit fees were relatively stable during 2009. Legal fees related to loan collections are likely to remain elevated in 2010, but other consulting, accounting and audit fees are anticipated to decline.

OREO expenses, chargeoffs and losses increased $4.4 million in 2009 compared to 2008 as OREO activity and balances increased significantly from the prior year. These expenses are likely to remain elevated, but lower than in 2009 as the Company continues to move its problem loans through the collection and liquidation process. FDIC insurance premiums increased by $1.9 million or 364% in 2009 compared to 2008. In addition to a $475,000 special assessment paid in September 2009, the Company experienced higher ongoing FDIC regular assessments during the year. FDIC insurance premiums are expected to remain elevated as the FDIC maintains high premium rates to offset additional losses to its insurance fund.

Other expenses, comprising a variety of expenses including operational losses, and training, telephone, business development, subscription, insurance, operational and miscellaneous expenses, was relatively stable during 2009, increasing 1.2% over the prior year. The 19.0% increase in 2008 over 2007 reflected Company growth and a $467,000 reversal of the reserve for unfunded loan commitments in 2007 in accordance with federal guidance issued that year.

Cost management continues to be a high priority for management in 2010, as the economy remains slow and credit losses remain elevated. While 2009 presented unique financial challenges, management continues to target higher efficiency as a critical priority to offset higher ongoing credit and FDIC costs.

Income Tax Provision

Intermountain recorded federal and state income tax benefits of $14.4 million and $80,000 for the twelve months ended December 31, 2009 and 2008, respectively. The effective tax rates used to calculate the tax benefit were (39.6%) and (6.83%) for the years ending December 31, 2009 and 2008, respectively. The substantial change in the tax benefit and effective tax rate over the period last year reflects the much larger pre-tax losses experienced in 2009. Intermountain used $5.9 million of the tax benefit as a loss carryback to offset taxes paid in previous years, resulting in an income tax receivable. Intermountain will apply for the associated refund and anticipates receiving it in the second quarter of 2010.

Intermountain uses an estimate of future earnings and tax planning strategies to determine whether or not the benefit of its net deferred tax asset will be realized. In conducting this analysis, management has assumed economic conditions will continue to be very challenging in 2010, followed by gradual improvement in the ensuing years. These assumptions are in line with both national and regional economic forecasts. As such, its estimates include credit losses that are significantly elevated in 2010, but less so than those experienced in 2009, followed by improvement in ensuing years as the economy improves and the Company’s loan portfolio turns over. It also assumes improving net interest margins beginning in 2011, and reductions in operating expenses as credit costs abate and its other cost reduction strategies continue. Based on these estimates and potential additional tax planning strategies that it could employ to accelerate taxable income, the Company has determined that it is not required to establish a valuation allowance for the deferred tax assets as management believes it is more likely than not that the net deferred tax asset of $16.9 million will be realized principally through future reversals of existing taxable temporary differences. Management further believes that future taxable income will be sufficient to realize the benefits of the $6.6 million net operating loss carry forward included in the net deferred tax asset. However, to the extent that this analysis is based on estimates that are reliant on future economic conditions, management cannot assure that a valuation impairment on its tax asset will not be required in future periods. The net deferred tax asset was $8.7 million at December 31, 2008.

Financial Position

Assets.  At December 31, 2009, Intermountain’s assets were $1.08 billion, down $25.9 million from $1.11 billion at December 31, 2008. During this period, increases in investments available-for-sale and cash and cash equivalents were offset by a decrease in loans receivable. Given the challenging economic climate, the Company continues to manage its balance sheet cautiously, limiting asset growth and shifting the mix from loans to more conservative and liquid investments.

Investments.  Intermountain’s total investment portfolio, including investments available for sale, investments held to maturity and FHLB stock, at December 31, 2009 was $199.3 million, an increase of $31.7 million from the December 31, 2008 balance of $167.5 million. The increase was primarily due to the net purchase of agency-guaranteed mortgage backed securities (“MBS”). Funds for this increase were provided by increases in deposits and a decrease in the loan portfolio. During the twelve months ended December 31, 2009, the Company sold $51.3 million in investment securities resulting in a net $1.8 million pre-tax gain, while simultaneously positioning the portfolio to perform better in unchanged or rising rate environments. As of December 31, 2009, the balance of the unrealized loss on investment securities, net of federal income taxes, was $3.4 million, compared to an unrealized loss at December 31, 2008 of $4.9 million. The unrealized loss for both periods was primarily caused by the impacts of illiquid markets on the pricing of some of the Company’s non-agency backed mortgage backed securities.

At March 31, 2009, one of the investment securities was considered to be other than temporarily impaired. Due to the lack of an orderly market for the security and the declining national economic and housing market, its fair value was determined to be $2.5 million at that time based on analytical modeling taking into consideration a range of factors normally found in an orderly market. Of the $1.7 million original other-than-temporary impairment (“OTTI”) on this security, based on an analysis of projected cash flows, $244,000 was charged to earnings as a credit loss and $1.5 million was recognized in other comprehensive income. The Company recorded additional credit loss impairments of $198,000 and $84,000, respectively in the third and fourth quarters of 2009, reducing the non-credit value impairment to $1.2 million. The reduction of the non-credit impairment during the year is due to the fact that while the present value of the cash flows expected to be collected deteriorated, the overall estimated market value of the security improved. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI. At this time, the Company anticipates holding the security until its value is recovered or until maturity, and will continue to adjust its net income and other comprehensive income to reflect potential future credit loss impairments and the security’s market value. The Company calculated the credit loss charges against earnings each quarter by subtracting the estimated present value of future cash flows on the security from its amortized cost at the end of each period.

Loans Receivable.  At December 31, 2009 net loans receivable totaled $655.6 million, down $97.0 million or 12.9% from $752.6 million at December 31, 2008. During the twelve months ended December 31, 2009, total loan originations were $384.0 million compared to $522.9 million for the prior year’s comparable period. The decline in originations from the prior year reflects slowing economic conditions, decreased borrowing demand and tighter underwriting standards. As part of its Powered By Community initiative, the Company continues to market residential, consumer and commercial lending programs to ensure the credit needs of its communities are met. See the “Loan Portfolio” discussion in the “Item 1- Business” section beginning on page 13 of this report for more detailed information on loan portfolio quality and trends.

The following table sets forth the composition of Intermountain’s loan portfolio at the dates indicated.

	December 31, 2009		December 31, 2008
	Amount	%	Amount	%
	(Dollars in thousands)

Commercial	$131,562	19.57	$139,443	18.13
Commercial real estate	172,726	25.69	161,628	21.00
Commercial construction	45,581	6.78	60,057	7.81
Land and land development	88,604	13.18	136,514	17.75
Agriculture	110,256	16.40	112,358	14.61
Multifamily	18,067	2.69	18,617	2.42
Residential real estate	65,544	9.75	72,301	9.40
Residential construction	16,626	2.47	40,001	5.20
Consumer	18,287	2.72	23,245	3.02
Municipal	5,061	0.75	5,109	0.66

Total loans receivable	672,314	100.00	769,273	100.00

Net deferred origination fees	(104)		(225)
Allowance for losses on loans	(16,608)		(16,433)

Loans receivable, net	$655,602		$752,615

Weighted average yield at end of period	6.15%		6.38%

As a result of the Company’s efforts to reduce construction and land development exposure, the Company’s commercial construction, land and land development, and residential construction portfolios have dropped from $236.6 million, or 30.8% of total loans receivable at year end 2008 to $150.8 million or 22.44% of total loans receivable at December 31, 2009. The Company continues to reduce its exposure to residential land, construction and subdivision loans by actively managing and liquidating existing loans in the portfolio and severely limiting new loan production. As noted before, loans in this portfolio represent most of the Company’s problem loan portfolio. Builders and developers in the Company’s southwestern Idaho markets have been particularly hard hit, as oversupply and weak economic factors have led to rapidly decreasing valuations. In contrast, land and construction loans in north Idaho and Spokane have fared better during the current downturn, but are also under some stress.

The commercial real estate portfolio consists of a mix of owner and non-owner occupied properties. Using FDIC call report data, about 45% of the portfolio is owner-occupied or farmland, a proportion that is higher than the Company’s UBPR Peer Group (Source: FFIEC UBPR, December, 2009). Its non-owner occupied portfolio is comprised of a mix of different properties throughout its market areas, with no particularly high concentration in any particular property type. The Company has lower concentrations in this segment than most of its peers, has underwritten these properties cautiously, and has generally avoided riskier types of properties, including speculative office buildings and strip retail development. While tough economic conditions are increasing the risk in this portfolio, it continues to perform reasonably well with relatively low delinquency and loss rates.

The commercial and agricultural portfolios are comprised of a mix of small business and agricultural loans across the Bank’s footprint that have held up relatively well during this economic downturn. Most agricultural markets continue to perform well, and the Company has very limited exposure to the severely impacted dairy market. The Company takes advantage of government financing programs like SBA and USDA when appropriate, and is targeting these types of loans for further expansion in 2010.

The residential and consumer portfolios consist primarily of first and second mortgage loans, unsecured loans to individuals, and auto, boat and RV loans. These loans have generally been underwritten with relatively conservative loan to values and continue to perform well, especially given the economic challenges.

Management believes that rising unemployment and declining real estate values will continue to challenge all of the Company’s loan segments in the short-term, leading to higher credit losses and costs than would be experienced in normal economic times. However, management believes that the Company’s current portfolio composition and credit management will enable it to successfully navigate through the current challenges.

The following table sets forth the composition of Intermountain’s loan originations for the periods indicated.

	Twelve Months Ended December 31,
	2009	2008	% Change
	(Dollars in thousands)

Commercial	$169,095	$212,209	(20.3)
Commercial real estate(1)	96,589	218,071	(55.7)
Residential real estate	108,568	79,812	36.0
Consumer	8,667	11,601	(25.3)
Municipal	1,033	1,190	(13.2)

Total loans originated	$383,952	$522,883	(26.6)

(1)	Commercial real estate originations include construction and land development originations, which were severely limited in 2009

2009 origination results reflect declining demand, fewer qualified applicants, and tighter underwriting conditions in virtually all categories. The one significant exception, residential real estate activity, increased significantly, spurred by record low rates and the federal government’s first time homebuyer credit program. Although this segment will likely remain somewhat dependent on rates and the federal program over the next few quarters, the Company has taken additional steps to increase production and improve the efficiency of its mortgage banking operations. Tough economic conditions and high unemployment are likely to depress qualified borrowing demand in other segments for the next few quarters, until consumers and businesses feel more optimistic about the future. While management retains its current focus on improving credit quality, it is positioning the Company for expansion of activity, particularly in small and mid-market commercial lending, and term commercial real estate projects to strong borrowers able to invest in heavily discounted properties. It also sees opportunities in expanding agricultural and government-guaranteed loans, and in making mortgage loans to otherwise strong rural customers, whose properties don’t meet secondary market mortgage guidelines.

Office Properties and Equipment.  Office properties and equipment decreased 4.2% to $42.4 million from $44.3 million at December 31, 2008 due primarily to depreciation recorded for 2009. Reflecting efficiencies gained from prior infrastructure investments, the Company has been able to reduce its hardware, software and equipment purchases.

Per its original plan, the Company sold the Sandpoint Center, its Company headquarters, in August 2009 to a third party in order to reduce debt and increase the Company’s future flexibility. The building was sold for $24.8 million with financing provided by Panhandle State Bank. Because of the non-recourse financing terms offered by Panhandle State Bank, the lease is treated as an operating lease utilizing the financing method for accounting purposes. Consequently, there was no gain recognized at the time of the transaction and the building will remain on the consolidated financial statements with depreciation and interest expense recognized over the life of the lease. Panhandle State Bank executed an agreement to lease the building from the purchaser with an initial term of 20 years with three successive options to extend the lease for an additional 10 years each.

Other Real Estate Owned.  Other real estate owned increased to $11.5 million at December 31, 2009 from $4.5 million at December 31, 2008. The increase was primarily due to increases in home, land and lot foreclosures resulting from current economic conditions. The Company continues to actively market and liquidate its OREO properties, selling $9.8 million during 2009. See the “Loan Portfolio” subsection in the “Business” section on page 13 for more information on the Company’s OREO portfolio.

Other Real Estate Owned Activity

	2009	2008	2007
	(Dollars in thousands)

Balance, beginning of period, January 1	$4,541	$1,682	$795
Additions to OREO	20,789	4,092	896
Proceeds from sale of OREO	(9,830)	(474)	(9)
OREO valuation adjustments in the period(1)	(3,962)	(759)	—

Balance, end of period, December 31	$11,538	$4,541	$1,682

(1)	Amount includes chargedowns and gains/losses on sale of OREO

Intangible Assets.  Intangible assets decreased slightly as a result of continuing amortization of the core deposit intangible. In response to the significant turmoil in the equity market for financial institutions, the Company evaluated its goodwill position at each quarter end during 2009 for potential impairment. The Company engaged an independent valuation consultant at December 31, 2009 to assist management in evaluating the carrying value of goodwill. The evaluation followed the two-step process for evaluating impairment required by accounting guidance. In Step 1, the Company evaluated whether an impairment of goodwill existed at December 31, 2009. This evaluation was based on a comparison of the estimated fair value of the Company in comparison to the book value of the Company’s common equity at December 31, 2009. In estimating the fair value of the Company, management used a combination of discounted cash flow method and the market value approach. The discounted cash flow modeling used estimates of future earnings and cash flows under the assumption that the Company is sold to an independent company, resulting in changes to both its future financial position and operating performance. In particular, the evaluation assumed reductions in investments, borrowings and preferred stock on the balance sheet, and increases in earnings resulting from improved net interest margins from asset deployment into higher-yielding loans, lower credit costs in future years, and additional cost reductions from consolidation with another company. The rate used to discount the cash flows was 14.5% and was based on the modified Capital Asset

Pricing Model, commonly used in valuations, which adds various risk and size premiums to an assumed risk-free market interest rate. As part of its Step 1 analysis, management also estimated the Company’s fair value using commonly used market multiples against tangible book value and deposits. The results of Step 1 indicated that a potential impairment did exist at the end of 2009, requiring the Company to engage in Step 2 to determine the amount of the impairment.

The Step 2 evaluation requires the Company to calculate the implied fair value of its Goodwill. The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination. The estimated fair value of the Company is allocated to all of the Company’s assets and liabilities, including any unrecognized identifiable assets, as if the Company had been acquired in a business combination and the estimated fair value of the Company is the price paid to acquire it. Any excess of the estimated fair value of the Company as calculated in Step 1 over the fair value of its net assets represents the implied fair value of goodwill. If the carrying amount of goodwill is greater than the implied fair value of that goodwill, an impairment loss would be recognized as a charge to earnings in an amount equal to that excess. In conducting this analysis, management compared the interest rates, maturities, durations and quality of its assets and liabilities against various market factors and made adjustments to the carrying value to arrive at the fair value. The Step 2 analysis indicated that the Company’s fair value at December 31, 2009 exceeded the net fair value of its assets by an amount greater than the carrying value of its goodwill. As a result, the Company determined that no impairment existed in 2009 or 2008. As this evaluation is based on changing market conditions and estimates of current and future values and cash flows, no assurance can be made that an impairment of goodwill will not be required in future periods.

BOLI and All Other Assets.  Bank-owned life insurance (“BOLI”) and other assets increased to $46.4 million at December 31, 2009 from $28.6 million at December 31, 2008. The increase was primarily due to increases in the net deferred tax asset, related to both increased temporary tax differences and an anticipated tax-loss carryforward resulting from the Company’s 2009 loss. See “Income Tax Provision” above for further information on the net deferred tax asset.

Deposits.  Total deposits increased $28.9 million to $819.3 million at December 31, 2009 from $790.4 million at December 31, 2008, despite slowing economic conditions and competitive market conditions. The Company continues to focus on low-cost deposit growth from local customers as a critical priority in building for the future. Management has shifted resources and implemented compensation plans, promotional strategies and new products to spur local deposit growth. See the “Deposits” subsection on page 29 above for additional information on the Company’s deposit portfolio.

The following table sets forth the composition of Intermountain’s deposits at the dates indicated.

	December 31, 2009		December 31, 2008
	Amount	%	Amount	%
	(Dollars in thousands)

Demand	$168,244	20.5	$154,265	19.4
NOW and money market 0.0% to 5.25%	340,070	41.6	321,556	40.7
Savings and IRA 0.0% to 5.75%	77,623	9.5	78,671	10.0
Certificate of deposit accounts (CDs)	86,381	10.5	98,744	12.5
Jumbo CDs (CDs $100,000 and over)	82,249	10.0	63,695	8.1
Brokered CDs	54,428	6.6	57,956	7.3
CDARS CDs to local customers	10,326	1.3	15,525	2.0

Total deposits	$819,321	100.0	$790,412	100.0

Weighted average interest rate on certificates of deposit		2.52%		3.22%
Core Deposits as a percentage of total deposits(1)		81.6%		81.7%
Deposits generated from the Company’s market area as a % of total deposits		93.4%		92.7%

(1)	Core deposits consist of non-interest bearing checking, money market checking, savings accounts, and certificate of deposit accounts of less than $100,000.

The Company continues to focus on balancing deposit growth with maintaining and improving its already low cost of funds. Low cost transaction deposits comprised 62.1% of the Company’s total deposits at December 31, 2009, and grew by $32.5 million or 6.8% during the past year. Savings and IRA balances were relatively static during the year, with increases in IRA balances offsetting declines in savings balances that the Company maintains as collateral for secured credit cards under a contract it has held since 2003. The CD portfolio was also relatively stable, with increases in retail CDs over and under $100,000 offsetting decreases in brokered and CDARs balances. The Company’s strong local, core funding base, high percentage of checking, money market and savings balances and careful management of its brokered CD funding provide lower-cost, more reliable funding to the Company and add to the liquidity strength of the Bank. Growing the local funding base at a reasonable cost remains a critical priority for the Company’s management and production staff. The Company uses a combination of proactive branch staff efforts and a dedicated team of deposit sales specialists to target and grow deposit balances. It emphasizes personalized service, local community involvement and targeted campaigns to generate deposits, rather than media campaigns or advertised rate specials. The planned introduction of new sales platform technology, web-banking enhancements, and social networking capabilities in 2010 should spur additional low cost deposit growth.

Borrowings.  Deposit accounts are Intermountain’s primary source of funds. Intermountain also relies upon advances from the Federal Home Loan Bank of Seattle, repurchase agreements and other borrowings to supplement its funding, reduce its overall cost of funds, and as part of its liquidity and interest rate risk management efforts. These borrowings totaled $160.8 million and $195.6 million at December 31, 2009 and December 31, 2008, respectively. The decrease resulted from lower repurchase agreement balances as municipal customers had fewer funds to invest and moved some funds to higher yielding alternative investments. In addition, the Company paid off $23.0 million in debt outstanding from the sale of the Sandpoint Center. See “Liquidity and Sources of Funds” for additional information.

Interest Rate Risk

The results of operations for financial institutions may be materially and adversely affected by changes in prevailing economic conditions, including rapid changes in interest rates, declines in real estate market values and the monetary and fiscal policies of the federal government. Like all financial institutions, Intermountain’s net interest income and its NPV (the net present value of financial assets, liabilities and off-balance sheet contracts), are subject to fluctuations in interest rates. Intermountain utilizes various tools to assess and manage interest rate risk, including an internal income simulation model that seeks to estimate the impact of various rate changes on the net interest income and net income of the bank. This model is validated by comparing results against various third-party estimations and by back-testing the projections against actual results. Currently, the model and third-party estimates indicate that Intermountain is asset-sensitive. An asset-sensitive bank generally sees improved net interest income and net income in a rising rate environment, as its assets reprice more rapidly and/or to a greater degree than its liabilities. The opposite is true in a falling interest rate environment. When market rates fall, an asset-sensitive bank tends to see declining income. Net interest income results for the past two years reflect this, as short-term market rates fell over the past 24 months, resulting in lower net interest income and net income levels, particularly in relation to the level of interest-earning assets.

To minimize the long-term impact of fluctuating interest rates on net interest income, Intermountain promotes a loan pricing policy of utilizing variable interest rate structures that associates loan rates to Intermountain’s internal cost of funds and to the nationally recognized prime or LIBOR lending rates. While this strategy has had adverse impacts in the current unusual rate environment, the approach historically has contributed to a relatively consistent interest rate spread over the long-term and reduces pressure from borrowers to renegotiate loan terms during periods of falling interest rates. Intermountain currently maintains over fifty percent of its loan portfolio in variable interest rate assets. More recently, the Company has shortened the duration of its investment portfolio and has a large balance in Fed Funds Sold. When combined with the variable-rate nature of its loan portfolio, the Company is well-positioned for a rising rate environment.

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

Intermountain is continuing to pursue strategies to manage the level of its interest rate risk while increasing its long-term net interest income and net income through the origination and retention of variable and fixed-rate consumer, business banking, construction and commercial real estate loans, which generally have higher yields than retaining residential permanent loans on its balance sheet, and by increasing the level of its core deposits, which are generally a lower-cost, less rate-sensitive funding source than wholesale borrowings. There can be no assurance that Intermountain will be successful implementing any of these strategies or that, if these strategies are implemented, they will have the intended effect of reducing interest rate risk or increasing net interest income.

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

During 2009, the $97.0 million reduction in loan balances generated a significant amount of additional cash, much of which was invested in Fed Funds Sold and the available for sale investment portfolio. These balances are generally easily pledged, sold or liquidated, enhancing the overall liquidity of the Company.

Deposits increased to $819.3 million at December 31, 2009 from $790.4 million at December 31, 2008, primarily due to increases in non-interest bearing demand, NOW and money market accounts. This increase offset a reduction in repurchase agreement balances outstanding and other borrowings. At December 31, 2009 and December 31, 2008, securities sold subject to repurchase agreements were $95.2 million and $109.0 million, respectively. The drop reflected reductions in municipal customer balances related to economic factors, and the movement of funds by these customers to higher-yielding sources, both inside and outside the Bank. These borrowings are required to be collateralized by investments with a market value exceeding the face value of the borrowings. Under certain circumstances, Intermountain could be required to pledge additional securities or reduce the borrowings to maintain collateral requirements.

Intermountain’s credit line with FHLB Seattle provides for borrowings up to a percentage of its total assets subject to general collateralization requirements. At December 31, 2009, the Company’s FHLB Seattle credit line represented a total borrowing capacity of approximately $121.6 million, of which $49.0 million was being utilized. Additional collateralized funding availability at the Federal Reserve totaled $35.4 million, with no borrowings outstanding under this Borrower in Custody line. Both of these collateral secured lines could be expanded with the placement of additional collateral. Overnight-unsecured borrowing lines have been established at US Bank and Pacific Coast Bankers Bank (“PCBB”). At December 31, 2009, the Company had approximately $35.0 million of overnight funding available from its unsecured correspondent banking sources. As of December 31, 2009 there were no unsecured funds borrowed.

In May 2009, the Company negotiated new loan facilities with Pacific Coast Bankers Bank to refinance the existing holding company credit line used to construct the Sandpoint Center into three longer-term, amortizing loans. In August 2009, the Company sold the Sandpoint Center to a third party, paying off the three loans with Pacific Coast Bankers Bank.

Intermountain maintains an active liquidity monitoring and management plan, and has worked aggressively over the past year to expand its on-balance sheet liquidity and its sources of alternative liquidity. Given continuing volatile economic conditions, the Company has taken additional protective measures to enhance liquidity, including intensive customer education and communication efforts, movement of funds into highly liquid assets and increased emphasis on deposit-gathering efforts. Because of its relatively low reliance on non-core funding sources and the additional efforts undertaken to improve liquidity discussed above, management believes that the Company’s current liquidity risk is moderate and manageable.

Management continues to monitor its liquidity position carefully and has integrated stress testing and potential impacts from its credit, interest rate and capital risk models into its liquidity monitoring program. It has established contingency plans for potential liquidity shortfalls and continues to evaluate new opportunities to mitigate risk at a reasonable cost. The Company’s current conservative liquidity position has negatively impacted short-term earnings as a result of compressed margins, but management believes the approach is prudent to offset still volatile market conditions. Longer term and under more normalized market conditions, the Company would likely redeploy some of its liquid assets into higher-yielding loans to enhance net interest income and earnings. It also intends to fund long-term asset growth primarily with low-cost core deposit growth, and it has initiated a number of organizational changes and programs to spur this growth.

Liquidity for the parent Company depends substantially on dividends from the Bank. As discussed more fully in “Risk Factors”, the Bank is currently prohibited from paying dividends to the parent Company without prior regulatory approval. The other primary sources of liquidity for the Parent Company are capital or borrowings. With the suspension of payments on our trust preferred securities and preferred stock, management projects the Parent Company’s cash needs to be approximately $500,000 on an annualized basis, and that current resources will be sufficient to meet the parent Company’s projected liabilities at least through September 2010. Management would expect to satisfy any liquidity needs through borrowings or offerings of equity securities.

Capital Resources

Intermountain’s total stockholders’ equity was $88.6 million at December 31, 2009, compared with $110.5 million at December 31, 2008. The decrease in total stockholders’ equity was primarily due to the net loss for the twelve months ended December 31, 2009, and preferred stock dividends, offset by a small decrease in the unrealized loss on the investment portfolio. Stockholders’ equity was 8.2% of total assets at December 31, 2009 and 10.0% at December 31, 2008. Tangible shareholders’ equity as a percentage of tangible assets was 7.2% for December 31, 2009 and 9.0% for December 31, 2008. Tangible common equity as a percentage of tangible assets was 4.8% for December 31, 2009 and 6.7% for December 31, 2008.

At December 31, 2009, Intermountain had unrealized losses of $3.4 million, net of related income taxes, on investments classified as available-for-sale and $678,000 in unrealized losses on cash flow hedges, as compared to unrealized losses of $4.9 million, net of related income taxes, on investments classified as available-for-sale and $985,000 unrealized losses on cash flow hedges at December 31, 2008. Improvements in market valuations for some of the Company’s private mortgage backed securities created most of the improvement since 2008, although illiquid markets for some of these securities continue to produce the overall unrealized loss. Fluctuations in prevailing interest rates and turmoil in global debt markets continue to cause volatility in this component of accumulated comprehensive loss in stockholders’ equity and may continue to do so in future periods.

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

The Warrant has a 10-year term with 50% vesting immediately upon issuance. The remaining 50% vested on January 1, 2010, because the Company did not redeem the preferred stock. The Warrant has an exercise price, subject to anti-dilution adjustments, equal to $6.20 per share of common stock.

Intermountain issued and has outstanding $16.5 million of Trust Preferred Securities. The indenture governing the Trust Preferred Securities limits the ability of Intermountain under certain circumstances to pay dividends or to make other capital distributions. The Trust Preferred Securities are treated as debt of Intermountain. These Trust Preferred Securities can be called for redemption beginning in March 2008 by the Company at 100% of the aggregate principal plus accrued and unpaid interest. See Note 9 of Notes to Consolidated Financial Statements.

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

Intermountain and the Bank are required by applicable regulations to maintain certain minimum capital levels and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier I capital to average assets. Intermountain and the Bank plan to maintain their capital resources and regulatory capital ratios through the retention of earnings and the management of the level and mix of assets, and management is exploring other opportunities to enhance capital levels, although there can be no assurance in this regard. At December 31, 2009, Intermountain exceeded both its internal guidelines and the published regulatory capital requirements to be considered “well-capitalized” pursuant to Federal Financial Institutions Examination Council “FFIEC” regulations. However, it has recently executed an informal Memorandum of Understanding with its primary regulators which, among other conditions, requires the Company to raise an additional $30 million in capital by June 16, 2010 and maintain a 10% Tier 1 capital to average assets ratio.

The following tables set forth the amounts and ratios regarding actual and minimum published core Tier 1 risk-based and total risk-based capital requirements, together with the published amounts and ratios required in order to meet the definition of a “well-capitalized” institution as reported on the quarterly Federal Financial Institutions Examination Council “FFIEC” call report at December 31, 2009.

			Capital		Well-Capitalized
	Actual		Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

As of December 31, 2009
Total capital (to risk-weighted assets):
The Company	$100,553	12.52%	$64,254	8%	$80,317	10%
Panhandle State Bank	102,095	12.72%	64,188	8%	80,234	10%
Tier I capital (to risk-weighted assets):
The Company	90,442	11.26%	32,127	4%	48,190	6%
Panhandle State Bank	91,984	11.46%	32,094	4%	48,141	6%
Tier I capital (to average assets):
The Company	90,442	8.61%	41,997	4%	52,497	5%
Panhandle State Bank	91,984	8.67%	42,431	4%	53,039	5%
As of December 31, 2008
Total capital (to risk-weighted assets):
The Company	$131,648	14.47%	$72,788	8%	$90,985	10%
Panhandle State Bank	129,426	14.22%	72,789	8%	90,987	10%
Tier I capital (to risk-weighted assets):
The Company	120,212	13.21%	36,394	4%	54,591	6%
Panhandle State Bank	117,990	12.97%	36,395	4%	54,592	6%
Tier I capital (to average assets):
The Company	120,212	11.29%	42,606	4%	53,258	5%
Panhandle State Bank	117,990	11.37%	41,515	4%	51,894	5%

During 2009, the Company downstreamed $11.0 million as equity to the Bank. These amounts represent substantially all of the net proceeds from the sale of the Company’s Sandpoint headquarters (discussed above). This equity contribution by the Company to the Bank further strengthens the Bank’s capital position and liquidity. Reflecting the Company’s ongoing strategy to prudently manage through the current economic cycle, the decision to maximize equity and liquidity at the Bank level has correspondingly reduced cash available at the parent Company. Consequently, to conserve the liquid assets of the parent Company, the Company’s Board of Directors decided to defer regularly scheduled interest payments on its outstanding Junior Subordinated Debentures related to its Trust Preferred Securities (“TRUPS Debentures”), and also defer regular quarterly cash dividend payments on its preferred stock held by the U.S. Treasury, beginning in December 2009. The Company is permitted to defer payments of interest on the TRUPS Debentures for up to 20 consecutive quarterly periods without default. During the deferral period, the Company may not pay any dividends or distributions on, or redeem, purchase or acquire, or make a liquidation payment with respect to the Company’s capital stock, or make any payment of principal or interest on, or repay, repurchase or redeem any debt securities of the Company that rank equally or junior to the TRUPS Debentures. Under the terms of the preferred stock, if the Company does not pay dividends for six quarterly dividend periods (whether or not consecutive), Treasury would be entitled to appoint two members to the Company’s board of directors. Deferred payments compound for both the TRUPS Debentures and preferred stock. Although these expenses will be accrued on the consolidated income statements for the Company, deferring these interest and dividend payments will preserve approximately $477,000 per quarter in cash for the Company.

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

Tabular Disclosure of Contractual Obligations

The following table represents the Company’s on-and-off balance sheet aggregate contractual obligations to make future payments as of December 31, 2009.

	Payments Due by Period
		Less than	1 to	Over 3 to	More than
	Total	1 Year	3 Years	5 Years	5 Years
	(Dollars in thousands)

Long-term debt(1)	$96,307	$1,291	$62,360	$5,365	$27,291
Short-term debt	80,661	80,661	—	—	—
Capital lease obligations	—	—	—	—	—
Operating lease obligations(2)	14,736	1,004	1,885	1,576	10,271
Direct financing obligations(3)	35,360	1,635	3,270	3,352	27,103

Total	$227,064	$84,591	$67,515	$10,293	$64,665

(1)	Includes interest payments related to long-term debt agreements.

(2)	Excludes recurring accounts payable, accrued expenses and other liabilities, repurchase agreements and customer deposits, all of which are recorded on the registrant’s balance sheet. See Notes 3 and 5 of Notes to Consolidated Financial Statements.

(3)	Sandpoint Center Building lease payments related to the direct financing transaction executed in August 2009.

Inflation

Substantially all of the assets and liabilities of the Company are monetary. Therefore, inflation has a less significant impact on the Company than does the fluctuation in market interest rates. Inflation can lead to accelerated growth in noninterest expenses and may be a contributor to interest rate changes, both of which may impact net earnings. Inflation, as measured by the Consumer Price Index, increased substantially in early 2008 fueled by higher energy and food prices, but subsided in late 2008 as energy prices collapsed and soft demand reduced inflationary pressures on other goods and services. The continuing global recession led to benign inflation and even deflation in some months of 2009, and is not likely to be a significant concern in 2010. However, higher rates of inflation may return in years after 2010, as global demand recovers and the large US budget and trade deficits may weaken the dollar. The effects of inflation have not had a material direct impact on the Company over the past several years.

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

Income Recognition.  Intermountain recognizes interest income by methods that conform to general accounting practices within the banking industry. In the event management believes collection of all or a portion of contractual interest on a loan has become doubtful, which generally occurs after the loan is 90 days past due or because of other borrower or loan indications, Intermountain discontinues the accrual of interest and reverses any previously accrued interest recognized in income deemed uncollectible. Interest received on nonperforming loans is included in income only if recovery of the principal is reasonably assured. A nonperforming loan may be restored to accrual status if it is brought current and has performed in accordance with contractual terms for a reasonable period of time, and the collectability of the total contractual principal and interest is no longer in doubt.

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

Management believes the allowance for loan losses was adequate at December 31, 2009. While management uses available information to provide for loan losses, the ultimate collectability of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions and other relevant factors. A further slowdown in economic activity could adversely affect cash flows for both commercial and individual borrowers, as a result of which the Company could experience increases in nonperforming assets, delinquencies and losses on loans.

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

Management evaluates investment securities for other-than-temporary declines in fair value on a periodic basis. If the fair value of investment securities falls below their amortized cost and the decline is deemed to be other-than-temporary, the securities’ fair value will be analyzed based on market conditions and expected cash flows on the investment security. The company calculates a credit loss charge against earnings by subtracting the estimated present value of estimated future cash flows on the security from its amortized cost. At December 31, 2009, residential mortgage-backed securities included a security comprised of a pool of mortgages with a remaining unpaid balance of $3.8 million. Due to the lack of an orderly market for the security, its fair value was determined to be $2.2 million at December 31, 2009 based on analytical modeling taking into consideration a range of factors normally found in an orderly market. Of the $1.7 million unrealized loss on the security, based on an analysis of projected cash flows, a total of $526,000 has been charged to earnings as a credit loss in 2009, including $244,000 in the first quarter, $198,000 in the third quarter, and $84,000 in the fourth quarter. The remaining $1.2 million was recognized in other comprehensive income. See Notes to Consolidated Financial Statements, notes 1 and 20 for more information on the other-than-temporary impairment and the calculation of fair or carrying value for the investment securities. Charges to income could occur in future periods due to a change in management’s intent to hold the investments to maturity, a change in management’s assessment of credit risk, or a change in regulatory or accounting requirements.

Goodwill and Other Intangible Assets.  Goodwill arising from business combinations represents the value attributable to unidentifiable intangible elements in the business acquired. Intermountain’s goodwill relates to value inherent in the banking business and the value is dependent upon Intermountain’s ability to provide quality, cost-effective services in a competitive market place. As such, goodwill value is supported ultimately by revenue that is driven by the volume of business transacted. A decline in earnings as a result of a lack of growth or the inability to deliver cost-effective services over sustained periods can lead to impairment of goodwill that could adversely impact earnings in future periods. Goodwill is not amortized, but is subjected to impairment analysis each December. In addition, generally accepted accounting principles require an impairment analysis to be conducted any time a “triggering event” occurs in relation to goodwill. Management believes that the significant market disruption in the financial sector and the declining market valuations experienced over the past year created a “triggering event.” As such, management conducted interim evaluations of the carrying value of goodwill in each quarter of 2009, including the quarter ended December 31, 2009. As a result of this analysis, no impairment was considered necessary as of December 31, 2009. Major assumptions used in determining impairment were projected increases in future income, sales multiples in determining terminal value and the discount rate applied to future cash flows. However, future events could cause management to conclude that Intermountain’s goodwill is impaired, which would result in the recording of an impairment loss. Any resulting impairment loss could have a material adverse impact on Intermountain’s financial condition and results of operations. Other intangible assets consisting of core-deposit intangibles with definite lives are amortized over the estimated life of the acquired depositor relationships. At December 31, 2009, the carrying value of the Company’s goodwill and core deposit intangible was $11.7 million and $439,000, respectively.

Real Estate Owned.  Property acquired through foreclosure of defaulted mortgage loans is carried at the lower of cost or fair value less estimated costs to sell. At the applicable foreclosure date, other real estate owned is recorded at fair value of the real estate, less the estimated costs to sell the real estate. Subsequently, other real estate owned, is carried at the lower of cost or fair value, and is periodically re-assessed for impairment based on fair value at the reporting date. Development and improvement costs relating to the property are capitalized to the extent they are deemed to be recoverable.

Intermountain reviews its real estate owned for impairment in value on a periodic basis and whenever events or circumstances indicate that the carrying value of the property may not be recoverable. In performing the review, if expected future undiscounted cash flow from the use of the property or the fair value, less selling costs, from the disposition of the property is less than its carrying value, a loss is recognized. Because of rapid declines in real estate values in the current distressed environment, management has increased the frequency and intensity of its valuation analysis on its OREO properties. As a result of this analysis, carrying values on some of these properties have been reduced, and it is reasonably possible that the carrying values could be reduced again in the near term.

Fair Value Measurements.  ASC 820 “Fair Value Measurements” (formerly SFAS 157) establishes a standard framework for measuring fair value in GAAP, clarifies the definition of “fair value” within that framework, and expands disclosures about the use of fair value measurements. A number of valuation techniques are used to determine the fair value of assets and liabilities in Intermountain’s financial statements. These include quoted market prices for securities, interest rate swap valuations based upon the modeling of termination values adjusted for credit spreads with counterparties, and appraisals of real estate from independent licensed appraisers, among other valuation techniques. Fair value measurements for assets and liabilities where there exists limited or no observable market data are based primarily upon estimates, and are often calculated based on the economic and competitive environment, the characteristics of the asset or liability and other factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. Additionally, there are inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values. Significant changes in the aggregate fair value of assets and liabilities required to be measured at fair value or for impairment will be recognized in the income statement under the framework established by GAAP. If impairment is determined, it could limit the ability of Intermountain’s banking subsidiaries to pay dividends or make other payments to the Holding Company. See Note 20 to the Consolidated Financial Statements for more information on fair value measurements.

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

For more information on derivative financial instruments and hedge accounting, see Note 19 to the Consolidated Financial Statements.

Income Taxes.  Income taxes are accounted for using the asset and liability method. Under this method a deferred tax asset or liability is determined based on the enacted tax rates which will be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in the Company’s income tax returns. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established to reduce the net carrying amount of deferred tax assets if it is determined to be more likely than not, that all or some portion of the potential deferred tax asset will not be realized. The Company uses an estimate of future earnings and an evaluation of its loss carryback ability and tax planning strategies to determine whether or not the benefit of its net deferred tax asset will be realized. The analysis used to determine whether a valuation allowance is required and if so, the amount of the allowance, is based on estimates of future taxable income and the effectiveness of future tax planning strategies. These estimates require significant management judgment about future economic conditions and Company performance. Further deterioration in economic conditions or Company performance could require the establishment of a valuation allowance and a resulting charge against the earnings of the Company in future periods.

New Accounting Pronouncements

“Summary of Significant Accounting Policies, Recently Issued Accounting Pronouncements” in the Notes to the Consolidated Financial Statements, which is included in Item 8 of this Report, discusses new accounting pronouncements adopted by Intermountain and the expected impact of accounting pronouncements recently issued or proposed, but not yet required to be adopted.

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

The Company views any asset or liability which matures, or is subject to repricing within one year to be interest sensitive even though an analysis is performed for all other time intervals as well. The difference between interest-sensitive assets and interest sensitive liabilities for a defined period of time is known as the interest sensitivity “gap”, and may be either positive or negative. When the gap is positive, interest sensitive assets generally reprice quicker than interest sensitive liabilities. When negative, the reverse occurs. Non-interest assets and liabilities have been positioned based on management’s evaluation of the general sensitivity of these balances to migrate into rate-sensitive products. This analysis provides a general measure of interest rate risk but does not address complexities such as prepayment risk, basis risk and the Bank’s customer responses to interest rate changes.

The Asset/Liability Management Committee of the Company also periodically reviews the results of a detailed and dynamic simulation model to quantify the estimated exposure of net interest income (NII) and the estimated economic value of the Company to changes in interest rates. The simulation model, which has been compared to and validated with an independent third-party model and back-tested against actual results, illustrates the estimated impact of changing interest rates on the interest income received and interest expense paid on all interest bearing assets and liabilities reflected on the Company’s statement of financial condition. This interest sensitivity analysis is compared to policy limits for risk tolerance levels of net interest income exposure over a one-year time horizon, given a 300 and 100 basis point movement in interest rates. Trends in out-of-tolerance conditions are then addressed by the committee, resulting in the implementation of strategic management intervention designed to bring interest rate risk within policy targets. A parallel shift in interest rates over a one-year period is assumed as a base, with reasonable assumptions made regarding the timing and extent to which each interest-bearing asset and liability responds to the changes in market rates. The original assumptions were made based on industry averages and the company’s own experience, and have been modified based on the Company’s continuing analysis of its actual versus expected performance, and after consultations with an outside consultant. The following table represents the estimated sensitivity of the Company’s net interest income as of December 31, 2009 and 2008 compared to the established policy limits:

	2009		2008
12 Month Cumulative% effect on NII	Policy Limit %	12-31-09	Policy Limit %	12-31-08

+100bp	+5.0 to −3.0	6.09	+5.0 to −3.0	4.36
+300bp	+10.0 to −8.0	16.97	+10.0 to −8.0	13.51
−100bp	+5.0 to −3.0	2.97	+5.0 to −3.0	1.90
−300bp	+10.0 to −8.0	N/A	+10.0 to −8.0	−0.76

The model results for both years fall within the risk tolerance guidelines established by the committee, except that the positive impact on net interest income of rising rates generally exceeds the Company’s guidelines. Management considers a 3% rate increase reasonably likely; however, the impact would be positive on the

Company’s net interest income. The rapid and sharp drop in market rates over the past 18 months, and the current level of the Federal Funds target rate at a range between 0.00 and 0.25% is unprecedented. This created significant challenges for interest rate risk management in both 2008 and 2009 and is reflected in the significant reduction in net interest income during this period. Given the highly unusual current market rate conditions and the potential for rapidly rising rates at some point in the future, Company management continues to refine and expand its interest rate risk modeling, and is responding to the results by proactively managing its balance sheet. Based on the results of its continuing evaluations, management believes that its interest rate risk position is moderate and that it is well-prepared for future likely changes in market rates.

The following table displays the Bank’s balance sheet based on the repricing schedule of 3 months, 3 months to 1 year, 1 year to 5 years and over 5 years.

Asset/Liability Maturity Repricing Schedule
December 31, 2009

		After Three	After One
		Months	Year but
	Within Three	but within	within Five	After Five
	Months	One Year	Years	Years	Total
	(Dollars in thousands)

Loans receivable and held for sale	$203,876	$139,716	$257,786	$77,621	$678,999
Securities	9,292	26,774	66,104	97,100	199,270
Federal funds sold	—	—	—	—	—
Time certificates and interest-bearing cash	83,066	550	—	—	83,616

Total earning assets	296,234	167,040	323,890	174,721	961,885
Allowance for loan losses	(4,987)	(3,417)	(6,305)	(1,899)	(16,608)

Total earning assets, net	$291,247	$163,623	$317,585	$172,822	$945,277

Interest-bearing demand deposits(1)	$340,070	$—	$—	$—	$340,070
Savings deposits and IRA(1)	59,184	12,097	6,342	—	77,623
Time certificates of deposit accounts	22,091	130,768	80,423	103	233,385

Total interest-bearing deposits	421,345	142,865	86,765	103	651,078
Repurchase agreements	95,233	—	—	—	95,233
FHLB advances	—	15,000	34,000	—	49,000
Other borrowed funds	16,527	—	—	—	16,527

Total interest-bearing liabilities	$533,105	$157,865	$120,765	$103	$811,838

Net interest rate sensitivity gap	$(241,858)	$5,758	$196,820	$172,719	$133,439
Cumulative gap	$(241,858)	$(236,100)	$(39,280)	$133,439	—

(1)	Includes deposits with no stated maturity.

The following table displays expected maturity information and corresponding interest rates for all interest-sensitive assets and liabilities at December 31, 2009.

Expected Maturity Date at December 31, 2009

	2010	2011-12	2013-14	Thereafter	Total
		(Dollars in thousands)

Interest-sensitive assets:
Commercial loans	$59,319	$26,442	$20,788	$25,013	$131,562
Average interest rate	6.10%	6.09%	6.76%	6.12%
Commercial real estate loans	34,811	29,718	24,645	83,552	172,726
Average interest rate	6.20%	6.95%	6.80%	7.10%
Commercial construction loans	40,629	17,291	2,603	6,771	67,294
Average interest rate	5.15%	5.16%	6.39%	6.90%
Agriculture loans	71,914	11,735	14,419	12,188	110,256
Average interest rate	5.96%	6.31%	6.64%	7.14%
Multifamily loans	704	714	16,199	449	18,066
Average interest rate	5.63%	6.89%	5.77%	8.00%
Residential loans(1)	6,223	7,446	11,489	40,387	65,545
Average interest rate	7.47%	7.57%	6.87%	6.18%
Residential construction loans	57,446	23,896	970	1,206	83,518
Average interest rate	6.11%	6.41%	6.91%	7.66%
Consumer loans	6,537	5,496	2,804	3,449	18,286
Average interest rate	6.92%	8.10%	7.97%	7.95%
Municipal loans	713	616	960	2,772	5,061
Average interest rate	4.76%	5.62%	4.25%	4.94%
Investments	36,067	48,501	16,497	98,205	199,270
Average interest rate	3.38%	4.17%	5.63%	5.09%
Federal funds sold	81,715	—	—	—	81,715
Average interest rate	0.23%	0.00%	0.00%	0.00%
Certificates and interest bearing cash	1,841	—	—	—	1,841
Average interest rate	0.18%	0.00%	0.00%	0.00%

Total interest-sensitive assets	$397,919	$171,855	$111,374	$273,992	$955,140

Deposits:
Savings deposits and IRA	$71,281	$4,953	$1,389	$—	$77,623
Average interest rate	0.62%	3.43%	3.51%	0.00%
NOW and money market	340,070	—	—	—	340,070
Average interest rate	0.98%	0.00%	0.00%	0.00%
Certificates of deposit accounts	186,580	43,976	2,829	—	233,385
Average interest rate	3.02%	3.65%	4.34%	0.00%
Repurchase agreements	95,233	—	—	—	95,233
Average interest rate	0.36%	0.00%	0.00%	0.00%
Other borrowed funds	15,000	$30,000	4,000	16,527	65,527
Average interest rate	3.59%	1.97%	3.11%	3.49%

Total interest-sensitive liabilities	$708,164	$78,929	$8,218	$16,527	$811,838

(1)	Includes loans held for sale.

Management will continue to refine its interest rate risk management by performing ongoing validity testing of the current model, expanding the number of scenarios tested, and enhancing its modeling techniques. Because of the importance of effective interest-rate risk management to the Company’s performance, management will also continue to obtain review and advice from independent external consultants.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The required information is contained on pages F-1 through F-51 of this Form 10-K.

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

Management’s Report on Internal Control Over Financial Reporting

Intermountain’s management, including the principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of Intermountain’s management, Intermountain conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on management’s evaluation under the COSO Framework, Intermountain’s management has concluded that Intermountain’s internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of Intermountain’s internal control over financial reporting as of December 31, 2009 has been attested to by BDO Seidman, LLP, the independent registered public accounting firm that audited the financial statements included in Intermountain’s Annual Report on Form 10-K, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Intermountain Community Bancorp
Sandpoint, Idaho

We have audited Intermountain Community Bancorp’s (Company) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Intermountain Community Bancorp’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Controls and Procedures. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Intermountain Community Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Intermountain Community Bancorp as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 19, 2010 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Spokane, Washington
March 19, 2010

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

The Company held a Special Shareholders Meeting on February 25, 2010. A brief description of each matter voted upon and the number of votes cast for, against or withheld is presented below:

Proposal No. 1 — approval to amend the Company’s Amended and Restated Articles of Incorporation to (i) increase the number of shares of common stock authorized for issuance from 29,040,000 to 300,000,000 shares:

Number of shares cast FOR:	6,664,523
Number of shares cast AGAINST:	597,504
Number of shares ABSTAINING:	17,500

Proposal No. 2 — approval to effect a reverse stock split by a ratio of not less than one-for-two and not more than one-for-ten at any time prior to April 30, 2011, with the exact ratio to be determined by the Board, and to also reduce the number of authorized shares of common stock available for issuance by the reverse stock split ratio:

Number of shares cast FOR:	6,743,538
Number of shares cast AGAINST:	520,362
Number of shares ABSTAINING:	15,626

Proposal No. 3 — approval to authorize an adjournment of the special meeting if deemed necessary:

Number of shares cast FOR:	6,835,086
Number of shares cast AGAINST:	397,743
Number of shares ABSTAINING:	41,944

The Amendment to increase the number of shares of common stock was filed with the Idaho Secretary of State on February 25, 2010. The amendment to effect the reverse stock split will not be filed and become effective until such time as the Board, in its sole discretion, determines it appropriate to implement the reverse split to maximize the anticipated benefit of the shareholders.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

In response to this Item, the information set forth in Intermountain’s Proxy Statement dated March 29, 2010 (“2010 Proxy Statement”) under the headings “Information with Respect to Nominees and Other Directors,” “Meetings and Committees of the Board of Directors,” “Executive Compensation,” and “Security Ownership of Certain Beneficial Owners and Management” and “Compliance with Section 16(a) filing requirements” are incorporated herein by reference.

Information concerning Intermountain’s Audit Committee financial expert is set forth under the caption “Meetings and Committees of the Board of Directors” in Intermountain’s 2010 Proxy Statement and is incorporated herein by reference.

Intermountain has adopted a Code of Ethics that applies to all Intermountain employees and directors, including Intermountain’s senior financial officers. The Code of Ethics is publicly available on Intermountain’s website at http://www.Intermountainbank.com, and is included as Exhibit 14 to this report.

Item 11.	EXECUTIVE COMPENSATION

In response to this Item, the information set forth in the 2010 Proxy Statement under the heading “Directors Compensation” and “Executive Compensation” is incorporated herein.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

In response to this Item, the information set forth in Intermountain’s 2010 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In response to this Item, the information set forth in Intermountain’s 2010 Proxy Statement under the heading “Certain Relationships and Related Transactions” is incorporated herein.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

In response to this Item, the information set forth in Intermountain’s 2010 Proxy Statement under the headings “Ratification of Appointment of Independent Auditors” and “Independent Registered Public Accounting Firm” is incorporated herein.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Audited Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets at December 31, 2009 and 2008

•	Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007

•	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2009, 2008 and 2007

•	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2009, 2008 and 2007

•	Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007

•	Summary of Accounting Policies

•	Notes to Consolidated Financial Statements

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

March 19, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Curt Hecker Curt Hecker	President and Chief Executive Officer, Principal Executive Officer, Director	March 19, 2010

/s/ Douglas Wright Douglas Wright	Executive Vice President and Chief Financial Officer, Principal Financial and Principal Accounting Officer	March 19, 2010

/s/ John B. Parker John B. Parker	Chairman of the Board, Director	March 19, 2010

/s/ Charles L. Bauer Charles L. Bauer	Director	March 19, 2010

/s/ James T. Diehl James T. Diehl	Director	March 19, 2010

/s/ Ford Elsaesser Ford Elsaesser	Director	March 19, 2010

/s/ Ronald Jones Ronald Jones	Director	March 19, 2010

/s/ Maggie Y. Lyons Maggie Y. Lyons	Director	March 19, 2010

/s/ Jim Patrick Jim Patrick	Director	March 19, 2010

/s/ Michael J. Romine Michael J. Romine	Director	March 19, 2010

/s/ Jerrold Smith Jerrold Smith	Executive Vice President and Director	March 19, 2010

EXHIBIT INDEX

Exhibit No.		Description

3.1		Amended and Restated Articles of Incorporation
3.2		Articles of Amendment filed February 25, 2010
3.3		Amended and Restated Bylaws(1)
4.1		Form of Stock Certificate(2)
4.2		Certificate of Designations with respect to Fixed Rate Cumulative Perpetual Preferred Stock, Series A (filed as part of the Amended and Restated Articles of Incorporation)(3)
4.3		Warrant to Purchase Common Stock of the Company dated December 19, 2008(3)
4.4		Form of Preferred Stock Certificate(3)
10	.1*	Second Amended and Restated 1999 Employee Stock Option and Restricted Stock Plan(2)
10	.2*	Form of Employee Option Agreement(2)
10	.3*	Form of Restricted Stock Award Agreement(4)
10	.4*	Amended and Restated Director Stock Option Plan(5)
10	.5*	Form of Director Restricted Stock Award Agreement(4)
10	.6*	Form of Stock Purchase Bonus Agreement(4)
10	.7*	Amended and Restated Employment Agreement with Curt Hecker dated January 1, 2008(4)
10	.8*	Amended and Restated Salary Continuation and Split Dollar Agreement for Curt Hecker dated January 1, 2008(4)
10	.9*	Amended and Restated Employment Agreement with Jerry Smith dated January 1, 2008(4)
10	.10*	Amended and Restated Salary Continuation and Split Dollar Agreement with Jerry Smith dated January 1, 2008(4)
10	.11*	Amended and Restated Executive Severance Agreement with Douglas Wright dated January 1, 2008(4)
10	.12*	Amended and Restated Executive Severance Agreement with John Nagel dated December 27, 2007(4)
10	.13*	Amended and Restated Executive Severance Agreement with Pam Rasmussen dated December 28, 2007(4)
10	.14*	Executive Incentive Plan(6)
10	.15*	Retention Bonus Agreement for Dale Schuman dated July 29, 2008(7)
10	.16*	Form of Executive Compensation Letter(3)
10.17		Letter Agreement including the Securities Purchase Agreement — Standard Terms incorporated herein, between the Company and the United States Department of the Treasury dated December 19, 2008(3)
10.18		Real Estate Purchase and Sale Agreement dated as of August 26, 2009 by and between the Company, as seller, and Sandpoint Center II, LLC, as buyer(8)
10.19		Lease Agreement dated as of August 28, 2009 by and between Sandpoint Center, LLC and Sandpoint Center II, LLC, as landlord, and Panhandle State Bank, as tenant(8)
14		Code of Ethics(6)
21		Subsidiaries of the Registrant
23		Consent of BDO Seidman, LLP
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
99.1		Chief Executive Officer TARP Certification
99.2		Chief Financial Officer TARP Certification

*	Denotes Compensatory plan or arrangement

(1)	Incorporated by reference to the Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed September 8, 2004

(2)	Incorporated by reference to Exhibits 4.1, 10.1 and 10.3 of the Registrant’s Form 10, as amended on July 1, 2004

(3)	Incorporated by reference to Exhibits 4.1, 4.2, 4.3, 10.1 and 10.2 of the Registrant’s Current Report on Form 8-K filed December 19, 2008

(4)	Incorporated by reference to Exhibits 10.3 and 10-6 — 10.14 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007

(5)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005

(6)	Incorporated by reference to Exhibits 10.20 and 14 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006

(7)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed August 15, 2008

(8)	Incorporated by reference to Exhibits 10.1 and 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Intermountain Community Bancorp
Sandpoint, Idaho

We have audited the accompanying consolidated balance sheets of Intermountain Community Bancorp as of December 31, 2009 and 2008 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intermountain Community Bancorp at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Intermountain Community Bancorp ’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 19, 2010 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Spokane, Washington
March 19, 2010

INTERMOUNTAIN COMMUNITY BANCORP

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(Dollars in thousands, except per share data)

ASSETS
Cash and cash equivalents:
Interest-bearing	$83,617	$1,354
Non-interest bearing and vault	19,572	21,553
Restricted cash	2,508	468
Federal funds sold	—	71,450
Available-for-sale securities, at fair value	181,784	147,618
Held-to-maturity securities, at amortized cost	15,177	17,604
Federal Home Loan Bank of Seattle stock, at cost	2,310	2,310
Loans held for sale	6,574	933
Loans receivable, net	655,602	752,615
Accrued interest receivable	5,077	6,449
Office properties and equipment, net	42,425	44,296
Bank-owned life insurance	8,397	8,037
Goodwill	11,662	11,662
Other intangibles	439	576
Other real estate owned (“OREO”)	11,538	4,541
Prepaid expenses and other assets	32,962	14,089

Total assets	$1,079,644	$1,105,555

LIABILITIES
Deposits	$819,321	$790,412
Securities sold subject to repurchase agreements	95,233	109,006
Advances from Federal Home Loan Bank	49,000	46,000
Cashier checks issued and payable	1,113	922
Accrued interest payable	1,211	2,275
Other borrowings	16,527	40,613
Accrued expenses and other liabilities	8,612	5,842

Total liabilities	991,017	995,070

Commitments and contingent liabilities (Notes 15 and 16)

STOCKHOLDERS’ EQUITY
Common stock 29,040,000 shares authorized; 8,438,554 and 8,429,576 shares issued and 8,365,836 and 8,333,009 shares outstanding	78,569	78,261
Preferred stock 1,000,000 shares authorized; 27,000 shares issued and 27,000 shares outstanding	25,461	25,149
Accumulated other comprehensive income (loss), net of tax	(4,840)	(5,935)
Retained earnings (deficit)	(10,563)	13,010

Total stockholders’ equity	88,627	110,485

Total liabilities and stockholders’ equity	$1,079,644	$1,105,555

See accompanying summary of accounting policies and notes to consolidated financial statements.

INTERMOUNTAIN COMMUNITY BANCORP

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands,
	except per share amounts)

Interest income:
Loans	$43,611	$55,614	$65,362
Investments	10,256	8,195	7,496

Total interest income	53,867	63,809	72,858

Interest expense:
Deposits	12,339	14,640	18,769
Other borrowings	1,502	1,786	3,498
Short-term borrowings	2,329	4,385	4,070

Total interest expense	16,170	20,811	26,337

Net interest income	37,697	42,998	46,521
Provision for losses on loans	(36,329)	(10,384)	(3,896)

Net interest income after provision for losses on loans	1,368	32,614	42,625

Other income:
Fees and service charges	7,394	7,648	7,822
Loan related fee income	2,467	2,775	3,573
Other-than-temporary impairment (“OTTI”) credit losses on investments(1)	(526)	—	—
Bank-owned life insurance	360	324	314
Net gain (loss) on sale of securities	1,795	2,182	(38)
Other income	501	1,003	1,528

Total other income	11,991	13,932	13,199

Operating expenses:
Salaries and employee benefits	22,512	25,301	25,394
Occupancy expense	7,515	7,496	6,089
Advertising	1,351	1,474	1,330
Fees and service charges	2,940	1,990	1,404
Printing, postage and supplies	1,352	1,442	1,466
Legal and accounting	1,734	1,758	1,292
FDIC assessment	2,373	511	140
OREO expense	1,427	229	104
OREO valuation adjustments in the period(2)	3,962	759	—
Other expenses	4,464	4,412	3,707

Total operating expenses	49,630	45,372	40,926

Income (loss) before income taxes	(36,271)	1,174	14,898
Income tax provision (benefit)	(14,360)	(80)	5,453

Net income (loss)	(21,911)	1,254	9,445
Preferred stock dividend	1,662	45	—

Net income (loss) applicable to common stockholders	$(23,573)	$1,209	$9,445

Earnings (loss) per share — basic	$(2.82)	$0.15	$1.15

Earnings (loss) per share — diluted	$(2.82)	$0.14	$1.10

Weighted-average shares outstanding — basic	8,360,654	8,294,502	8,206,341

Weighted-average shares outstanding — diluted	8,360,654	8,514,836	8,604,737

1)	Consisting of $1,751,000 of total other-than-temporary impairment net losses, net of $1,225,000 recognized in other comprehensive income, for the year ended December 31, 2009

2)	Amount includes chargedowns and gains/losses on OREO

See accompanying summary of accounting policies and notes to consolidated financial statements.

INTERMOUNTAIN COMMUNITY BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Net income (loss)	$(21,911)	$1,254	$9,445
Other comprehensive income (loss):
Change in unrealized gains on investments, and mortgage backed securities (“MBS”) available for sale, excluding non-credit loss on impairment of securities	2,529	(10,392)	2,380
Non-credit loss portion of other-than-temporary impairment on available-for-sale debt	(1,225)	—	—
Less deferred income tax benefit (benefit)	(516)	4,115	(942)
Change in fair value of qualifying cash flow hedge	307	(985)	—

Net other comprehensive income (loss)	1,095	(7,262)	1,438

Comprehensive income (loss)	$(20,816)	$(6,008)	$10,883

See accompanying summary of accounting policies and notes to consolidated financial statements.

INTERMOUNTAIN COMMUNITY BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2009, 2008, and 2007

			Accumulated
			Other		Total
	Common Stock		Comprehensive	Retained	Stockholders’
	Shares	Amount	Earnings	Earnings	Equity
	(Dollars in thousands, except per share data)

Balance, January 1, 2007	7,423,904	$60,395	$(111)	$17,796	$78,080
Net income	—	—	—	9,445	9,445
Equity based compensation	—	486	—	—	486
Restricted stock grant	26,177	—	—	—	—
Shares issued upon exercise of stock options	83,664	395	—	—	395
Vesting of stock-based compensation awards	28,604	—	—	—	—
Net unrealized gain on investments	—	—	1,438	—	1,438
10% common stock dividend	750,671	15,186	—	(15,186)	—
Fractional share redemption	(15)	—	—	(9)	(9)
Tax benefit associated with stock options	—	284	—	—	284

Balance, December 31, 2007	8,313,005	$76,746	$1,327	$12,046	$90,119

See accompanying summary of accounting policies and notes to consolidated financial statements.

INTERMOUNTAIN COMMUNITY BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2009, 2008, and 2007

					Accumulated
					Other		Total
	Preferred Stock		Common Stock		Comprehensive	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Income (Loss)	Earnings	Equity
	(Dollars in thousands, except per share data)

Balance, December 31, 2007	—	$—	8,313,005	$76,746	$1,327	$12,046	$90,119
Cumulative effect of adopting EITF 06-4, “Accounting for deferred compensation and post retirement benefits and aspects of endorsement split-dollar life insurance arrangements”	—	—	—	—	—	(234)	(234)
Net income	—	—	—	—	—	1,254	1,254
Equity based compensation	—	—	—	(110)	—	—	(110)
Restricted stock grant	—	—	46,264	—	—	—	—
Shares issued upon exercise of stock options, net of shares withheld	—	—	50,692	124	—	—	124
Vesting of stock-based compensation awards, net of shares withheld	—	—	19,615	(193)	—	—	(193)
Issuance of preferred shares net of expenses	27,000	25,138	—	—	—		25,138
Accretion of preferred stock discount	—	11	—	—	—	(11)	—
Preferred stock dividends	—	—	—	—	—	(45)	(45)
Issuance of common stock warrants	—	—	—	1,770	—	—	1,770
Net unrealized loss on investments	—	—	—	—	(6,277)	—	(6,277)
Net unrealized loss on hedging activities	—	—	—	—	(985)	—	(985)
Tax benefit associated with stock options	—	—	—	27	—	—	27
Other	—	—	—	(103)	—	—	(103)

Balance, December 31, 2008	27,000	$25,149	8,429,576	$78,261	$(5,935)	$13,010	$110,485

See accompanying summary of accounting policies and notes to consolidated financial statements.

INTERMOUNTAIN COMMUNITY BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2009, 2008, and 2007

					Accumulated
					Other		Total
	Preferred Stock		Common Stock		Comprehensive	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Income (Loss)	Earnings	Equity
	(Dollars in thousands, except per share data)

Balance, December 31, 2008	27,000	$25,149	8,429,576	$78,261	$(5,935)	$13,010	$110,485
Net income (loss)	—	—	—	—	—	(21,911)	(21,911)
Equity based compensation	—	—	—	367	—	—	367
Restricted stock grant	—	—	(3,743)	—	—	—	—
Shares issued upon exercise of stock options, net of shares withheld	—	—	12,721	56	—	—	56
Vesting of stock-based compensation awards, net of shares withheld	—	—	—	(8)	—	—	(8)
Accretion of preferred stock discount	—	312	—	—	—	(312)	—
Preferred stock dividends	—	—	—	—	—	(1,350)	(1,350)
Net unrealized loss on investments, excluding non-credit loss on impairment of securities	—	—	—	—	1,528	—	1,528
Non-credit gain portion of other-than-temporary impairment on available-for-sale debt securities	—	—	—	—	(740)	—	(740)
Net unrealized gain on hedging activities	—	—	—	—	307	—	307
Tax benefit associated with stock options	—	—	—	3	—	—	3
Other	—	—	—	(110)	—	—	(110)

Balance, December 31, 2009	27,000	$25,461	8,438,554	$78,569	$(4,840)	$(10,563)	$88,627

See accompanying summary of accounting policies and notes to consolidated financial statements.

INTERMOUNTAIN COMMUNITY BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Cash flows from operating activities:
Net income (loss)	$(21,911)	$1,254	$9,445
Adjustments to reconcile net income to net cash provided by operating activities:
Equity based compensation expense	367	(110)	486
Excess tax benefit related to stock-based compensation	—	—	(226)
Depreciation	3,407	3,520	2,632
Net amortization of premiums on securities	1,014	(179)	(508)
Provisions for losses on loans	36,329	10,384	3,896
Amortization of core deposit intangibles	137	147	158
Net accretion of loan discount	(100)	(15)	(56)
Accretion of deferred gain on sale of branch property	(15)	(15)	(16)
Gain (loss) on sale of loans, investments, property and equipment	(3,184)	(3,818)	(2,675)
Charge downs and gain (loss) on OREO	3,962	759	—
OTTI credit loss on available-for-sale investments	526	—	—
Deferred income tax benefit	(8,611)	(1,360)	(835)
Increase in cash surrender value of bank-owned life insurance	(360)	(324)	(314)
Change in :
Accrued interest receivable	1,371	1,759	(878)
Prepaid expenses and other assets	(10,887)	(2,718)	(1,816)
Accrued interest payable	(1,064)	(753)	1,118
Accrued expenses and other liabilities	3,158	(2,162)	(4,795)
Proceeds from sale of loans receivable	108,791	69,771	114,107
Originations of loans held for sale	(112,979)	(65,181)	(107,038)

Net cash provided by (used in) operating activities	(49)	10,959	12,685

Cash flows from investing activities:
Purchases of available-for-sale securities	(129,718)	(78,266)	(168,065)
Proceeds from calls, maturities or sales of available-for-sale securities	59,623	68,522	121,627
Principal payments on mortgage-backed securities	37,550	12,932	9,042
Purchases of held-to-maturity securities	(64)	(7,639)	(5,071)
Proceeds from calls or maturities of held-to-maturity securities	2,429	1,313	412
Purchase of Federal Home Loan Bank of Seattle stock	—	(706)	—
Proceed from redemption of Federal Home Loan Bank of Seattle stock	—	175	—
Loans made to customers less (greater) than principal collected on loans	39,998	(15,747)	(103,305)
Purchase of office properties and equipment	(1,603)	(5,845)	(19,078)
Proceeds from sales of office properties and equipment	—	169	2,248
Improvements and other changes in real estate owned	—	—	(280)
Proceeds from sale of portfolio loans	—	5,490	6,190
Proceeds from sale of other real estate owned	9,830	474	9
Net change in federal funds sold	71,450	(64,885)	28,820
Net (increase) decrease in restricted cash	(2,040)	4,059	(3,639)

Net cash provided by (used in) investing activities	87,455	(79,954)	(131,090)

See accompanying summary of accounting policies and notes to consolidated financial statements.

INTERMOUNTAIN COMMUNITY BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Cash flows from financing activities:
Net increase (decrease) in demand, money market and savings deposits	31,445	(583)	40,107
Net increase (decrease) in certificates of deposit	(2,536)	33,151	24,036
Proceeds from other borrowings	—	—	14,428
Proceeds from Federal Home Loan Bank advances	39,000	30,000	34,000
Repayments of Federal Home Loan Bank advances	(36,000)	(13,000)	(10,000)
Net change in repurchase agreements	(13,773)	(15,121)	17,877
Principal reduction of note payable	(23,941)	(41)	(33)
Excess tax benefit related to stock based compensation	—	—	226
Proceeds from exercise of stock options	56	158	396
Proceeds from issuance of preferred stock, net of expenses	—	25,138	—
Proceeds from issuance of common stock warrants	—	1,770	—
Cash dividends paid to preferred stockholders	(1,223)	—	—
Increase (decrease) in credit line	(145)	3,657	—
Retirement of treasury stock	(7)	(227)	—
Redemption of fractional shares of common stock	—	—	(9)

Net cash provided by (used in) financing activities	(7,124)	64,902	121,028

Net increase (decrease) in cash and cash equivalents	80,282	(4,093)	2,623
Cash and cash equivalents, beginning of year	22,907	27,000	24,377

Cash and cash equivalents, end of year	$103,189	$22,907	$27,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$16,195	$20,916	$27,152
Income taxes	$6,031	$3,615	$5,858
Noncash investing and financing activities:
Common stock dividends	$—	$—	$15,186
Restricted shares issued	$—	$647	$719
Deferred gain on sale/leaseback of branch property	$—	$—	$307
Loans converted to other real estate owned	$20,789	$4,092	$616
Line of credit converted to term debt	$23,000	$—	$—

See accompanying summary of accounting policies and notes to consolidated financial statements.

INTERMOUNTAIN COMMUNITY BANCORP

SUMMARY OF ACCOUNTING POLICIES

Organization

Intermountain Community Bancorp (“Intermountain” or “the Company”) is a bank holding company whose principal activity is the ownership and management of its wholly owned subsidiary, Panhandle State Bank (“the Bank”). The Bank is a state chartered commercial bank under the laws of the state of Idaho. At December 31, 2009, the Bank had eight branch offices in northern Idaho, five in southwestern Idaho, three in southcentral Idaho, two branches in eastern Washington and one branch in eastern Oregon operating under the names of Panhandle State Bank, Intermountain Community Bank and Magic Valley Bank. It also had a loan production office operating under the name Intermountain Community Bank in southwestern Idaho.

Intermountain provides customized quality financial services and banking products to its customers through experienced, highly trained staff who are long-time residents of its local markets. Intermountain believes this philosophy has allowed it to grow rapidly in its market areas. With $1.08 billion in total assets as of December 31, 2009, Intermountain originates loans and attracts deposits from the general public through 19 branches and one loan production office located in Washington, Oregon, and Idaho. In addition, Intermountain also markets trust and wealth management services and fixed income and equity products, mutual funds, fixed and variable annuities and other financial products through its Trust and Investment Services Division.

The accounting and reporting policies of Intermountain and subsidiaries conform to U.S. generally accepted accounting principles (“GAAP”) and to general practices within the banking industry. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The more significant accounting policies are as follows:

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash equivalents are any highly liquid debt instruments with a remaining maturity of three months or less at the date of purchase. Cash and cash equivalents are on deposit with the Federal Reserve, and other banks and financial institutions in amounts that periodically exceed the federal insurance limit. Intermountain evaluates the credit quality of these banks and financial institutions to mitigate its credit risk.

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

Prior to 2009, the Company would assess other-than-temporary impairment (“OTTI”) or permanent impairment based on the nature of the decline and whether the Company has the ability and intent to hold the investments until a market price recovery. If the Company determined a security to be other-than-temporarily or permanently impaired, the full amount of impairment would be recognized through earnings in its entirety. New guidance related to the recognition and presentation of OTTI of debt securities became effective in the second quarter of 2009, with adoption possible in the first quarter of 2009. The Company chose to early adopt in the first quarter of 2009. Rather than asserting whether a Company has the ability and intent to hold an investment until a market price recovery, a Company must consider whether it intends to sell a security or if it is likely that it would be required to sell the security before recovery of the amortized cost basis of the investment, which may be maturity. For debt securities, if we intend to sell the security or it is likely that we will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If we do not intend to sell the security and it is not likely that we will be required to sell the security but we do not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI. For investment securities held to maturity, this amount is accreted over the remaining life of the debt security prospectively based on the amount and timing of future estimated cash flows. The accretion of the amount recorded in OCI increases the carrying value of the investment and does not affect earnings. If there is an indication of additional credit losses the security is re-evaluated according to the procedures described above. The Company recognized total OTTI of $1.7 million in 2009, of which $526,000 was recognized through earnings as credit loss impairment and $1.2 million, representing non-credit value impairment, was recognized in OCI. No OTTI was recognized in 2008 or 2007.

Transfers of securities from available for sale to held to maturity are accounted for at fair value as of the date of the transfer. The difference between the fair value and the par value at the date of transfer is considered a premium or discount and is accounted for accordingly. Any unrealized gain or loss at the date of the transfer is reported in OCI, and is amortized over the remaining life of the security as an adjustment of yield in a manner consistent with the amortization of any premium or discount, and will offset or mitigate the effect on interest income of the amortization of the premium or discount for that held to maturity security.

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

INTERMOUNTAIN COMMUNITY BANCORP

SUMMARY OF ACCOUNTING POLICIES — (Continued)

The Company records a transfer of financial assets as a sale when it surrenders control over those financial assets to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. The Company considers control surrendered when all conditions prescribed by accounting guidance are met. These conditions include whether the transferred assets are isolated beyond the reach of the Company and its creditors, the presence of constraints on the transferee or beneficial interest holders, and the Company’s rights or obligations to reacquire transferred financial assets.

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

Loans are classified as impaired when, based on current information and events, it is probable the Bank will be unable to collect all amounts as scheduled under the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value less estimated selling costs of the collateral, if the loan is collateral dependent. Changes in these values are reflected in income through charges to the provision for loan losses.

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

Allowance for Losses on Loans

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical and industry experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

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

INTERMOUNTAIN COMMUNITY BANCORP

SUMMARY OF ACCOUNTING POLICIES — (Continued)

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

Fair Value Measurements

Effective January 1, 2008, Intermountain adopted ASC 820 “Fair Value Measurements”. ASC 820 establishes a standard framework for measuring fair value in GAAP, clarifies the definition of “fair value” within that framework, and expands disclosures about the use of fair value measurements. A number of valuation techniques are used to determine the fair value of assets and liabilities in Intermountain’s financial statements. These include quoted market prices for securities, interest rate swap valuations based upon the modeling of termination values adjusted for credit spreads with counterparties and appraisals of real estate from independent licensed appraisers, among other valuation techniques. Fair value measurements for assets and liabilities where there exists limited or no observable market data are based primarily upon estimates, and are often calculated based on the economic and competitive environment, the characteristics of the asset or liability and other factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. Additionally, there are inherent weaknesses in any calculation technique, and changes in the underlying

INTERMOUNTAIN COMMUNITY BANCORP

SUMMARY OF ACCOUNTING POLICIES — (Continued)

assumptions used, including discount rates and estimates of future cash flows, that could significantly affect the results of current or future values. Significant changes in the aggregate fair value of assets and liabilities required to be measured at fair value or for impairment will be recognized in the income statement under the framework established by GAAP. If impairment is determined, it could limit the ability of Intermountain’s banking subsidiaries to pay dividends or make other payments to the Holding Company. See Note 20 to the Consolidated Financial Statements for more information on fair value measurements.

Derivative Financial Instruments and Hedging Activities

In various aspects of its business, Intermountain uses derivative financial instruments to modify its exposure to changes in interest rates and market prices for other financial instruments. Many of the derivative financial instruments are designated as hedges for financial accounting purposes. Intermountain’s hedge accounting policy requires the assessment of hedge effectiveness, identification of similar hedged item groupings, and measurement of changes in the fair value of hedged items. If, in the future the derivative financial instruments identified as hedges no longer qualify for hedge accounting treatment, changes in the fair value of these hedged items would be recognized in current period earnings, and the impact on the consolidated results of operations and reported earnings could be significant. For more information on derivative financial instruments and hedge accounting, see Note 19 to the Consolidated Financial Statements.

Advertising and Promotion

The Company expenses all costs associated with its advertising and promotional efforts as incurred. Those costs are included with operating expenses on the consolidated statements of income.

Income Taxes

Intermountain accounts for income taxes using the asset and liability method, which requires that deferred tax assets and liabilities be determined based on the temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities and tax attributes using enacted tax rates in effect in the years in which the temporary differences are expected to reverse.

ASC 740, “Accounting for Uncertainty in Income Taxes,” prescribes the accounting method to be applied to measure uncertainty in income taxes and establishes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an uncertain tax position taken or expected to be taken in a tax return. The evaluation of an uncertain tax position in accordance with ASC 740 is a two-step process. The first step is recognition, which requires a determination whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is measurement. Under the measurement step, a tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met.

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

INTERMOUNTAIN COMMUNITY BANCORP

SUMMARY OF ACCOUNTING POLICIES — (Continued)

Equity Compensation Plans

The Company maintains an Equity Participation Plan under which the Company has granted non-qualified and incentive stock options and restricted stock to employees and non-employee directors. The Company follows guidance under ASC 718, “Stock Compensation”, using the modified prospective method, and the fair value recognition provision. The Company elected to adopt the alternative transition method for calculating the tax effects of stock-based compensation. The alternative transition method includes simplified methods to establish the beginning balance of the additional-paid-in-capital pool (“APIC pool”) related to the tax effects of stock-based compensation, and for determining the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of stock-based compensation awards that are outstanding. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of options. In addition, option valuation models require the input of highly subjective assumptions, particularly for the expected term and stock price volatility. The fair value of each restricted share is based on the fair market value at the date of grant. The Company records compensation expense based on the determined fair value.

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

Business Combinations

Pursuant to ASC 805 “Business Combinations”, Intermountain’s mergers and acquisitions are accounted for under the purchase method of accounting. Accordingly, the assets and liabilities of the acquired entities are recorded by Intermountain at their respective fair values at the date of the acquisition and the results of operations are included with those of Intermountain commencing with the date of acquisition. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed, including identifiable intangible assets, is recorded as goodwill.

Reclassifications

Certain amounts in the 2008 and 2007 financial statements have been reclassified to conform to the current year’s presentation. These reclassifications had no effect on total stockholders’ equity or net income as previously reported.

New Accounting Pronouncements

In December 2007, FASB revised FASB ASC 805, Business Combinations. FASB ASC 805 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquired entity and the goodwill acquired. Furthermore, acquisition-related and other costs will now be expensed rather than treated as cost components of the acquisition. FASB ASC 805 also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The revision to this guidance applies prospectively to business combinations for which the acquisition date occurs on or after January 1, 2009. We do not expect the adoption of revised FASB ASC 805 will have a material impact on our consolidated financial statements as related to business combinations consummated prior to January 1, 2009. The adoption of these revisions did not have a material impact

INTERMOUNTAIN COMMUNITY BANCORP

SUMMARY OF ACCOUNTING POLICIES — (Continued)

on the Company’s consolidated financial statements, but will increase the costs charged to operations for acquisitions consummated in the future.

In December 2007, FASB amended FASB ASC 810, Consolidation. This amendment establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The standard also requires additional disclosures that clearly identify and distinguish between the interest of the parent’s owners and the interest of the noncontrolling owners of the subsidiary. This statement is effective on January 1, 2009 for the Company, to be applied prospectively. The adoption did not have a material impact on the Company’s consolidated financial statements.

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

In January 2009, FASB amended FASB ASC 325-40, Investments — Other. This amendment addressed certain practice issues related to the recognition of interest income and impairment on purchased beneficial interests and beneficial interests that continue to be held by a transferor in securitized financial assets, by making its other-than-temporary impairment (“OTTI”) assessment guidance consistent with FASB ASC 320, Investments — Debt and Equity Securities. The amendment removes the reference to the consideration of a market participant’s estimates of cash flows and instead requires an assessment of whether it is probable, based on current information and events, that the holder of the security will be unable to collect all amounts due according to the contractual terms. If it is probable that there has been an adverse change in estimated cash flows, an OTTI is deemed to exist, and a corresponding loss shall be recognized in earnings equal to the entire difference between the investment’s carrying value and its fair value at the balance sheet date of the reporting period for which the assessment is made. This amendment became effective for interim and annual reporting periods ending after December 15, 2008, and is applied prospectively. The adoption did not have a material impact on the Company’s consolidated financial statements.

In April 2009, FASB amended FASB ASC 820, Fair Value Measurements and Disclosures, to address issues related to the determination of fair value when the volume and level of activity for an asset or liability has significantly decreased, and identifying transactions that are not orderly. The revisions affirm the objective that fair value is the price that would be received to sell an asset in an orderly transaction (that is not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions, even if the market is inactive. The amendment provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have decreased significantly. It also provides guidance on identifying circumstances that indicate a transaction is not orderly. If determined that a quoted price is distressed (not orderly), and thereby not representative of fair value, the entity may need to make adjustments to the quoted price or utilize an alternative valuation technique (e.g. income approach or multiple valuation techniques) to determine fair value. Additionally, an entity must incorporate appropriate risk premium adjustments, reflective of an orderly transaction under current market conditions, due to uncertainty in cash flows. The revised guidance requires disclosures in interim and annual periods regarding the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. It also requires financial institutions to disclose the fair values of investment securities by major security type. The changes are effective for the interim reporting period ending after June 15, 2009, but could have been applied to interim and annual periods ending after March 15, 2009. The Company did early adopt the guidance effective January 1, 2009 and it resulted in a portion of other-than-temporary impairment being recorded in other comprehensive income instead of earnings in the amount of $1.2 million for the twelve months ended December 31, 2009.

In April 2009, FASB revised FASB ASC 320, Investments — Debt and Equity Securities, to change the OTTI model for debt securities. Previously, an entity was required to assess whether it has the intent and ability to hold a security to recovery in determining whether an impairment of that security is other-than-temporary. If the impairment

INTERMOUNTAIN COMMUNITY BANCORP

SUMMARY OF ACCOUNTING POLICIES — (Continued)

was deemed other-than-temporarily impaired, the investment was written-down to fair value through earnings. Under the revised guidance, OTTI is triggered if an entity has the intent to sell the security, it is likely that it will be required to sell the security before recovery, or if the entity does not expect to recover the entire amortized cost basis of the security. If the entity intends to sell the security or it is likely it will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If the entity does not intend to sell the security and it is not likely that the entity will be required to sell the security but the entity does not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings as an OTTI. The credit loss is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected of a security. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment loss related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, would be recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are to be presented as a separate category within OCI. For investment securities held to maturity, this amount is accreted over the remaining life of the debt security prospectively based on the amount and timing of future estimated cash flows. The accretion of the OTTI amount recorded in OCI will increase the carrying value of the investment, and would not affect earnings. If there is an indication of additional credit losses the security is reevaluated accordingly based on the procedures described above. Upon adoption of the revised guidance, the noncredit portion of previously recognized OTTI shall be reclassified to accumulated OCI by a cumulative-effect adjustment to the opening balance of retained earnings. The revisions are effective for the interim reporting period ending after June 15, 2009, but could have been applied to interim and annual periods ending after March 15, 2009. The Company did early adopt the guidance effective January 1, 2009 and it resulted in a portion of other-than-temporary impairment being recorded in other comprehensive income instead of earnings in the amount of $1.2 million for the twelve months ended December 31, 2009.

In April 2009, FASB revised FASB ASC 825, Financial Instruments, to require fair value disclosures in the notes of an entity’s interim financial statements for all financial instruments, whether or not recognized in the statement of financial position. The changes are effective for the interim reporting period ending after June 15, 2009, but could have been applied to interim and annual periods ending after March 15, 2009. This revision became effective for the interim reporting period ending June 15, 2009. The adoption of the revised increased interim financial statement disclosures did not impact the Company’s consolidated financial statements.

In May 2009, FASB amended FASB ASC 855, Subsequent Events. The updated guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The revisions should not result in significant changes in the subsequent events that an entity reports, either through recognition or disclosure in its financial statements. It does require disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. We adopted the provisions of this guidance for the interim period ended June 30, 2009, and the adoption did not have a material impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value. This update amends FASB ASC 820, Fair Value Measurements and Disclosure, in regards to the fair value measurement of liabilities. FASB ASC 820 clarifies that in circumstances in which a quoted price for a identical liability in an active market in not available, a reporting entity shall utilize one or more of the following techniques: i) the quoted price of the identical liability when traded as an asset, ii) the quoted price for a similar liability or a similar liability when traded as an asset, or iii) another valuation technique that is consistent with the principles of FASB ASC 820. In all instances a reporting entity shall utilize the approach that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs. Also, when measuring the fair value of a liability a reporting entity shall not include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the

INTERMOUNTAIN COMMUNITY BANCORP

SUMMARY OF ACCOUNTING POLICIES — (Continued)

transfer of the liability. This update is effective for the Company in the fourth quarter of 2009. The adoption of FASB ASU 2009-05 did not have a material impact on the Company’s consolidated financial statements.

In December 2009, FASB issued ASU No. 2009-16, Transfers and Servicing (Topic 860) — Accounting for Transfers of Financial Assets. This update codifies SFAS No. 166, Accounting for Transfers of Financial Assets — an Amendment of FASB Statement No. 140, which was previously issued by FASB in June 2009 but was not included in the original codification. ASU 2009-17 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. This statement is effective for annual reporting periods beginning after November 15, 2009, and for interim periods therein. This standard will primarily impact the Company’s accounting and reporting of transfers representing a portion of a financial asset for which the Company has a continuing involvement, generally known as loan participations. In order to recognize the transfer of a portion of a financial asset as a sale, the transferred portion and any portion that continues to be held by the transferor must represent a participating interest, and the transfer of the participating interest must meet the conditions for surrender of control. To qualify as a participating interest (i) the portions of a financial asset must represent a proportionate ownership interest in an entire financial asset, (ii) from the date of transfer, all cash flows received from the entire financial asset must be divided proportionately among the participating interest holders in an amount equal to their share of ownership, (iii) involve no recourse (other than standard representation and warranties) to, or subordination by, any participating interest holder, and (iv) no party has the right to pledge or exchange the entire financial asset. If the participating interest or surrender of control criteria are not met the transfer is not accounted for as a sale and derecognition of the asset is not appropriate. Rather the transaction is accounted for as a secured borrowing arrangement. The impact of certain participations being reported as secured borrowings rather than derecognizing a portion of a financial asset would increase total assets (loans), liabilities (term debt) and their respective interest income and expense. An increase in total assets also increases regulatory risk-weighted assets and could negatively impact our capital ratios. The Company is reviewing our participation agreements to ensure new originations meet the criteria to allow for sale accounting in order to limit the impact upon our financial statements. The terms contained in certain participation and loan sale agreements, however, are outside the control of the Company. These arrangements largely relate to Small Business Administration (“SBA”) loan sales. These sales agreements contain recourse provisions (generally 90 days) that will initially preclude sale accounting. However, once the recourse provision expires, transfers of portions of financial assets may be reevaluated to determine if they meet the participating interest definition. As a result, we report SBA and potentially certain other transfers of financial assets as secured borrowings which will defer the gain of sale on these transactions, at least until the recourse provision expires, assuming all other sales criteria for each transaction are met. The Company was already accounting for SBA loan sales as described above, therefore, the Company does not believe it has or will have a significant amount of participations subject to recourse provisions or other features that would preclude derecognition of the assets transferred.

In December 2009, FASB issued ASU No. 2009-18, Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This update codifies SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which was previously issued by FASB in June 2009 but was not included in the original codification. ASU 2009-18 eliminates FASB Interpretations 46(R) (“FIN 46(R)”) exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity (“VIE”). Under the revised guidance, the primary beneficiary of a VIE (party who must consolidate the VIE) is the enterprise that has (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (ii) the obligation to absorb losses of the VIE that could potentially be significant to the VIE, or the right to receive benefits of the VIE that could potentially be significant to the VIE. ASU 2009-18 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying

INTERMOUNTAIN COMMUNITY BANCORP

SUMMARY OF ACCOUNTING POLICIES — (Continued)

FIN 46(R) provisions. The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments. This statement requires additional disclosures regarding an entity’s involvement in a variable interest entity. This statement is effective for annual reporting periods beginning after November 15, 2009, and for interim periods therein. Adoption is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements. FASB ASU No. 2010-06 requires (i) fair value disclosures by each class of assets and liabilities (generally a subset within a line item as presented in the statement of financial position) rather than major category, (ii) for items measured at fair value on a recurring basis, the amounts of significant transfers between Levels 1 and 2, and transfers into and out of Level 3, and the reasons for those transfers, including separate discussion related to the transfers into each level apart from transfers out of each level, and (iii) gross presentation of the amounts of purchases, sales, issuances, and settlements in the Level 3 recurring measurement reconciliation. Additionally, the ASU clarifies that a description of the valuation techniques(s) and inputs used to measure fair values is required for both recurring and nonrecurring fair value measurements. Also, if a valuation technique has changed, entities should disclose that change and the reason for the change. Disclosures other than the gross presentation changes in the Level 3 reconciliation are effective for the first reporting period beginning after December 15, 2009. The requirement to present the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis will be effective for fiscal years beginning after December 15, 2010. The Company is currently evaluating the impact of adoption of FASB ASU No. 2010-06. We do not expect the adoption of this ASU will have a material impact on the Company’s consolidated financial statements.

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Investments

The amortized cost and fair values of investments are as follows (in thousands):

	Available-for-Sale
		Non-Credit
		OTTI
		Recognized	Gross	Gross
	Amortized	in OCI	Unrealized	Unrealized	Fair Value/
	Cost	(Losses)	Gains	Losses	Carrying Value

December 31, 2009
U.S. treasury securities and obligations of U.S. government agencies	$51	$—	$—	$—	$51
Mortgage-backed securities & CMO’s	188,624	(1,225)	2,662	(8,328)	181,733

	$188,675	$(1,225)	$2,662	$(8,328)	$181,784

December 31, 2008
U.S. treasury securities and obligations of U.S. government agencies	$7,569	$—	$48	$—	$7,617
Mortgage-backed securities & CMO’s	148,244	—	2,550	(10,793)	140,001

	$155,813	$—	$2,598	$(10,793)	$147,618

	Held-to-Maturity
		Non-Credit
	Carrying	OTTI
	Value/	Recognized	Gross	Gross
	Amortized	in OCI	Unrealized	Unrealized
	Cost	(Losses)	Gains	Losses	Fair Value

December 31, 2009
State and municipal securities	$15,177	$—	$276	$(56)	$15,397
December 31, 2008
State and municipal securities	$17,604	$—	$70	$(149)	$17,525

The following table summarizes the duration of Intermountain’s unrealized losses on available-for-sale and held-to-maturity securities as of the dates indicated (in thousands).

	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
December 31, 2009	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

State and municipal securities	$3,196	$56	$—	$—	$3,196	$56
Mortgage-backed securities & CMO’s	49,464	1,504	24,124	6,824	73,588	8,328

Total	$52,660	$1,560	$24,124	$6,824	$76,784	$8,384

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
December 31, 2008	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

State and municipal securities	$5,453	$147	$762	$2	$6,215	$149
Mortgage-backed securities & CMO’s	45,366	5,708	15,034	5,085	60,400	10,793

Total	$50,819	$5,855	$15,796	$5,087	$66,615	$10,942

At December 31, 2009, the amortized cost and fair value of available-for-sale and held-to-maturity debt securities, by contractual maturity, are as follows (in thousands):

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

One year or less	$—	$—	$636	$644
After one year through five years	51	51	667	699
After five years through ten years	—	—	2,438	2,579
After ten years	—	—	11,436	11,475

	51	51	15,177	15,397
Mortgage-backed securities & CMO’s	188,624	181,733	—	—

	$188,675	$181,784	$15,177	$15,397

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Intermountain’s investment portfolios are managed to provide and maintain liquidity; to maintain a balance of high quality, diversified investments to minimize risk; to offset other asset portfolio elements in managing interest rate risk; to provide collateral for pledging; and to maximize returns. At December 31, 2009, the Company does not intend to sell any of its available-for-sale securities that have a loss position and it is not likely that it will be required to sell the available-for-sale securities before the anticipated recovery of their remaining amortized cost. The unrealized losses on residential mortgage-backed securities without other-than-temporary impairment were considered by management to be temporary in nature.

At December 31, 2009, residential mortgage-backed securities included a security comprised of a pool of mortgages with a remaining unpaid principal balance of $3.8 million. In the three months ended December 31, 2009, due to the lack of an orderly market for the security and the declining national economic and housing market, its fair value was determined to be $2.2 million at that time based on analytical modeling taking into consideration a range of factors normally found in an orderly market. Of the $1.7 million original other-than-temporary impairment (“OTTI”) on this security, based on an analysis of projected cash flows, $244,000 was charged to earnings as a credit loss and $1.5 million was recognized in other comprehensive income. The Company recorded additional credit loss impairments of $198,000 and $84,000, respectively in the third and fourth quarters of 2009. However, the overall estimated market value on the security improved during this time, reducing the net non-credit value impairment to $1.2 million. At this time, the Company anticipates holding the security until its value is recovered or until maturity, and will continue to adjust its net income and other comprehensive income to reflect potential future credit loss impairments and the security’s market value. The Company calculated the credit loss charges against earnings each quarter by subtracting the estimated present value of future cash flows on the security from its amortized cost at the end of each period.

See Note 20 “Fair Value of Financial Instruments” for more information on the calculation of fair or carrying value for the investment securities.

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Loans Receivable

The components of loans receivable are as follows (in thousands):

	December 31,
	2009	2008

Commercial	$131,562	$139,443
Commercial real estate	172,726	161,628
Commercial Construction	45,581	60,057
Land and land development loans	88,604	136,514
Agriculture	110,256	112,358
Multifamily	18,067	18,617
Residential real estate	65,544	72,301
Residential construction	16,626	40,001
Consumer	18,287	23,245
Municipal	5,061	5,109

Total loans receivable	672,314	769,273
Allowance for loan losses	(16,608)	(16,433)
Deferred loan fees, net of direct origination costs	(104)	(225)

Loans receivable, net	$655,602	$752,615

Weighted average interest rate	6.15%	6.38%

An analysis of the changes in the allowance for losses on loans is as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007

Allowance for loan losses, beginning of year	$16,433	$11,761	$9,837
Loans charged off	(36,911)	(6,193)	(2,044)
Recoveries	757	481	75
Transfers	—	—	(3)
Provision for losses on loans	36,329	10,384	3,896

Allowance for loan losses, end of year	$16,608	$16,433	$11,761

Allowance — Unfunded Commitments Balance Beginning December 31	$13	$18	$482
Adjustment	(2)	(5)	(467)
Transfers	—	—	3

Allowance — Unfunded Commitments at end of period	$11	$13	$18

The allowance for unfunded commitments at December 31, 2009 and December 31, 2008 was $11,000 and $13,000, respectively.

Loans that are not performing in accordance with their original contractual terms, excluding troubled debt restructured loans, at December 31, 2009 and 2008 were approximately $19,054,000 and $27,278,000, respectively. The total allowance for losses related to these loans at December 31, 2009 and 2008 was $978,000 and $6,856,000, respectively.

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For loans on non-accrual status, interest income of approximately $1,126,000, $1,193,000, and $270,000 was recognized for the years ended December 31, 2009, 2008, and 2007, respectively. If these non-accrual loans had performed in accordance with their original contract terms, additional income of approximately $1,140,000, $1,522,000 and $161,000 would have been recorded for the years ended December 31, 2009, 2008, and 2007, respectively. The amount of interest income which was reversed from income in fiscal years 2009, 2008, and 2007 on non-accrual and other problem loans was $1.9 million, $465,000, and $161,000, respectively. Problem loans include those placed in non-accrual status, charged off directly or transferred to OREO.

The Company’s investment in impaired loans at December 31, 2009 and December 31, 2008 was $57,720,000 and $36,620,000, respectively. The Company’s investment in other real estate owned at December 31, 2009 and December 31, 2008 was $11,538,000 and $4,541,000, respectively.

At December 31, 2009, the contractual principal payments due on outstanding loans receivable are shown below (in thousands). Actual payments may differ from expected payments because borrowers have the right to prepay loans, with or without prepayment penalties.

Year Ending December 31,	Amount

2010	$278,296
2011	58,201
2012	65,153
2013	54,735
2014	40,142
Thereafter	175,787

$672,314

The Company sells mortgage loans and Small Business Administration loans in the secondary market. The sales volumes and the gains on sale of loans are shown below (in thousands):

	Years Ended December 31,
	2009	2008	2007

Loan volume sold	$108,165	$74,723	$117,626
Gain on sale of loans	1,456	1,585	2,715

The following table summarizes the detail of loans serviced for others for the periods indicated (in thousands):

	December 31,
	2009	2008	2007

Residential real estate	$96,303	$27,260	$3,247
SBA loans	17,509	18,645	16,272
Commercial loans	8,710	10,779	10,157

Total loans serviced for others	$122,522	$56,684	$29,676

The gain on the sale of mortgage loans is included in loan related fee income on the Statement of Operations. Mortgage servicing income is netted against servicing costs and included in other income on the Statement of Operations. For the periods indicated, servicing income and costs roughly equaled each other, and as a result, no servicing asset or liability has been recorded in each of the three periods.

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Office Properties and Equipment

The components of office properties and equipment as of December 31, 2009 and 2008 are as follows (in thousands):

	December 31,
	2009	2008

Land	5,225	5,220
Buildings and improvements	36,168	35,456
Construction in progress	91	155
Furniture and equipment	18,018	17,654

	59,502	58,485
Less accumulated depreciation	(17,077)	(14,189)

	$42,425	$44,296

The Company completed a major portion of the Sandpoint Center, its new headquarters, during 2008, with the Sandpoint branch and administrative offices relocated in the second quarter of 2008 to the new building. During the years ended December 31, 2009 and 2008, the Company capitalized $0 and $461,000, respectively, in interest and applied this amount to construction in progress. The Company sold the Sandpoint Center in August 2009 to a third party for $24.8 million with financing provided by Panhandle State Bank. Because of the non-recourse financing terms offered by Panhandle State Bank, the transaction is accounted for utilizing the financing method for accounting purposes. Consequently, there was no gain recognized at the time of the transaction and the building will remain on the consolidated financial statements with depreciation and interest expense recognized over the life of the lease. Panhandle State Bank executed an agreement to lease the building from the purchaser with an initial term of 20 years with three successive options to extend the lease for an additional 10 years each. For all components of Office Properties and Equipment, total depreciation expense in the years ended December 31, 2009, 2008, and 2007 was approximately $3,407,000, $3,521,000 and $2,632,000, respectively.

4.	Other Real Estate Owned

Other Real Estate Owned “OREO” is recorded at fair value, less estimated selling expenses, at foreclosure. The carrying value of OREO is regularly evaluated and, if necessary, an allowance is established to reduce the carrying value to net realizable value. Changes in the carrying value of OREO are as follows for the periods presented:

Other Real Estate Owned Activity

	2009	2008	2007
	(Dollars in thousands)

Balance, beginning of period, January 1	$4,541	$1,682	$795
Additions to OREO	20,789	4,092	896
Proceeds from sale of OREO	(9,830)	(474)	(9)
OREO valuation Adjustments in the period(1)	(3,962)	(759)	—

Balance, end of period, December 31	$11,538	$4,541	$1,682

(1)	Amount includes chargedowns and gains/losses on sale of OREO

The balance of OREO increased by $7.0 million during 2009, as the Bank worked higher levels of non-performing loans through the collection and foreclosure process. Disposition of OREO assets increased markedly in

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the latter half of 2009, resulting in a reduction between the end of the third and fourth quarters of $2.9 million. At year end, OREO assets consisted of commercial land (25%), developed residential lots (23%), raw land (23%), commercial buildings (17%), and single family residences (12%). The Credit Risk Management and Asset Disposition groups continue to work rapidly to dispose of OREO properties through a combination of individual sales to investors, bulk sales to investors, and auction sales, generally as a last resort.

5.	Goodwill and Other Intangible Assets

Intermountain has goodwill and core deposit intangible assets which were recorded in connection with business combinations .The value of the core deposit intangibles is amortized over the estimated life of the depositor relationships. At December 31, 2009 and 2008, the net carrying value of core deposit intangibles was approximately $439,000 and $576,000, respectively. Accumulated amortization at December 31, 2009 and 2008 was approximately $957,000 and $821,000, respectively. Amortization expense related to core deposit intangibles for the years ended December 31, 2009, 2008 and 2007 was approximately $136,000, $147,000 and $158,000, respectively. Intangible amortization for each of the next five years is estimated to be as follows (in thousands):

Year Ending December 31,	Amount

2010	$129
2011	122
2012	116
2013	46
2014	26

$439

The carrying value of goodwill, $11.7 million, was unchanged for December 31, 2009 and 2008. The Company evaluates its goodwill for impairment at least annually. In response to the significant turmoil in the equity market for financial institutions, the Company evaluated its goodwill position at each quarter end during 2009 for potential impairment. The Company engaged an independent consultant at December 31, 2009 to assist management in evaluating the carrying value of goodwill. The evaluation followed the two-step process for evaluating impairment required by accounting guidance. In Step 1, the Company evaluated whether an impairment of goodwill existed at December 31, 2009. This evaluation was based on a comparison of the estimated fair value of the Company in comparison to the book value of the Company’s common equity at December 31, 2009. In estimating the fair value of the Company, management used a combination of discounted cash flow method and the market value approach. The discounted cash flow modeling used estimates of future earnings and cash flows under the assumption that the Company is sold to an independent company, resulting in changes to both its future financial position and operating performance. In particular, the evaluation assumed reductions in investments, borrowings and preferred stock on the balance sheet, and increases in earnings resulting from improved net interest margins from asset deployment into higher-yielding loans, lower credit costs in future years, and additional cost reductions from consolidation with another company. The rate used to discount the cash flows was 14.5% and was based on the modified Capital Asset Pricing Model, commonly used in valuations, which adds various risk and size premiums to an assumed risk-free market interest rate. As part of its Step 1 analysis, management also estimated the Company’s fair value using commonly used market multiples against tangible book value and deposits. The results of Step 1 indicated that a potential impairment did exist at the end of 2009, requiring the Company to engage in Step 2 to determine the amount of the impairment.

The Step 2 evaluation requires the Company to calculate the implied fair value of its Goodwill. The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination. The estimated fair value of the Company is allocated to all of the Company’s assets and liabilities, including any unrecognized identifiable assets, as if the Company had been acquired in a business combination and the estimated fair value of the Company is the price paid to acquire it. Any excess of the estimated fair value of the Company as

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

calculated in Step 1 over the fair value of its net assets represents the implied fair value of goodwill. If the carrying amount of goodwill is greater than the implied fair value of that goodwill, an impairment loss would be recognized as a charge to earnings in an amount equal to that excess. In conducting this analysis, management compared the interest rates, maturities, durations and quality of its assets and liabilities against various market factors and made adjustments to the carrying value to arrive at the fair value. The Step 2 analysis indicated that the Company’s fair value at December 31, 2009 exceeded the net fair value of its assets by an amount greater than the carrying value of its goodwill. As a result, the Company determined that no impairment existed in 2009 or 2008. As this evaluation is based on changing market conditions and estimates of current and future values and cash flows, no assurance can be made that an impairment of goodwill will not be required in future periods.

6.	Deposits

The components of deposits and applicable yields as of December 31, 2009 and 2008, are as follows (in thousands):

	December 31,
	2009	2008

Demand	$168,244	$154,265
NOW and money market 0.0% to 5.25%	340,070	321,556
Savings and IRA 0.0% to 5.88%	77,623	78,671

	585,937	554,492
Certificate of deposit accounts:
Up to 1.99%	80,312	25,086
2.00% to 2.99%	88,753	62,011
3.00% to 3.99%	51,158	125,193
4.00% to 4.99%	12,013	21,550
5.00% to 5.99%	1,148	2,080

	233,384	235,920

Total deposits	$819,321	$790,412

The weighted average interest rate on certificate of deposit accounts was 2.43% and 3.22% at December 31, 2009 and 2008, respectively.

At December 31, 2009, the scheduled maturities of certificate of deposit accounts are as follows (in thousands):

	Weighted Average
Year Ending December 31,	Interest Rate	Amounts

2010	2.25%	$151,855
2011	2.38%	38,873
2012	2.92%	17,555
2013	2.91%	8,743
2014	3.35%	16,254
Thereafter	2.72%	104

		$233,384

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2009, the remaining maturities of certificate of deposit accounts with a minimum balance of $100,000 were as follows (in thousands):

Amounts

Less than three months	$13,797
Three to six months	40,060
Six to twelve months	30,990
Over twelve months	61,936

$146,783

The components of interest expense associated with deposits were as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007

NOW and money market accounts	$4,490	$5,850	$9,277
Savings and IRA accounts	674	679	1,038
Certificate of deposit accounts	7,175	8,111	8,454

	$12,339	$14,640	$18,769

7.	Securities Sold Subject To Repurchase Agreements

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally are short-term agreements. These agreements are treated as financing transactions and the obligations to repurchase securities sold are reflected as a liability in the consolidated financial statements. The dollar amount of securities underlying the agreements remains in the applicable asset account. These agreements had a weighted average interest rate of 0.36% and 0.84% at December 31, 2009 and 2008, respectively. Approximately $65.2 million of the repurchase agreements mature on a daily basis, while the remaining balance of $30.0 million has a variable interest rate of 0.0% and matures in July 2011. The interest rate on the $30.0 million repurchase agreement reindexes quarterly and is based on 90 Day LIBOR. At December 31, 2009 and 2008, the Company pledged as collateral, certain investment securities with aggregate amortized costs of $125.4 million and $114.8 million, respectively. These investment securities had market values of $125.7 million and $116.3 million at December 31, 2009 and 2008, respectively.

8.	Advances From Federal Home Loan Bank

At December 31, 2009 the Bank had a $10.0 million FHLB advance at 4.96% that matures in September 2010, a $5.0 million FHLB advance at 0.86% that matures in September 2010, a $5.0 million FHLB advance at 1.49% that matures in September 2011, a $25.0 million FHLB advance at 2.06% that matures in October 2012 and a $4.0 million FHLB advance at 3.11% that matures in September 2014. These notes totaled $49.0 million, and the Bank had the ability to borrow an additional $69.9 million from the FHLB.

At December 31, 2008, the Bank had a $10.0 million FHLB advance at 4.96% that matured in September 2010, a $14.0 million FHLB advance at 4.90% that matured in September 2009, a $5.0 million FHLB advance at 2.89% that matured in April 2009, a $5.0 million FHLB advance at 2.95% that matured in April 2009, and a $12.0 million FHLB advance at 2.88% that matured in August 2009.

Advances from FHLB Seattle are collateralized by certain qualifying loans. At December 31, 2009, Intermountain had the ability to borrow $121.6 million from FHLB Seattle, of which $49.0 million was utilized for borrowing. The Bank also had a letter of credit agreement with the FHLB at December 31, 2009 in the amount of $2.6 million, which was collateralized using the same collateral. At December 31, 2008, Intermountain had the

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ability to borrow an additional $64.6 million from FHLB Seattle. The Bank’s credit line with FHLB Seattle is limited to a percentage of its total regulatory assets subject to collateralization requirements. Intermountain would be able to borrow amounts in excess of this total from the FHLB Seattle with the placement of additional available collateral.

9.	Other Borrowings

The components of other borrowings are as follows (in thousands):

	December 31,	December 31,
	2009	2008

Term note payable(1)	$8,279	$8,279
Term note payable(2)	8,248	8,248
Term note payable(3)	—	941
Term note payable(4)	—	23,145

Total other borrowings	$16,527	$40,613

(1)	In January 2003, the Company issued $8.0 million of Trust Preferred securities through its subsidiary, Intermountain Statutory Trust I. The debt associated with these securities bears interest on a variable basis tied to the 90-day LIBOR index plus 3.25%, with interest only paid quarterly. The rate on this borrowing was 3.48% at December 31, 2009. The debt is callable by the Company quarterly and matures in March 2033. During the third quarter of 2008, the Company entered into an interest rate swap contract with Pacific Coast Bankers Bank. The purpose of the $8.2 million notional value swap is to convert the variable rate payments made on our Trust Preferred I obligation to a series of fixed rate payments for five years, as a hedging strategy to help manage the Company’s interest-rate risk. See Note A and B.

(2)	In March 2004, the Company issued $8.0 million of Trust Preferred securities through its subsidiary, Intermountain Statutory Trust II. The debt associated with these securities bears interest on a variable basis tied to the 90-day LIBOR index plus 2.8%, with interest only paid quarterly. The rate on this borrowing was 3.05% at December 31, 2009. The debt is callable by the Company quarterly and matures in April 2034. See Note A and B.

(3)	In January 2006, the Company purchased land to build its new headquarters, the Sandpoint Center in Sandpoint, Idaho. It entered into a Note Payable with the sellers of the property in the amount of $1.13 million, with a fixed rate of 6.65%, payable in equal installments. The note matures in February 2026, but was paid off in May 2009 as part of the refinance of the borrowing discussed in Footnote 4 immediately below.

(4)	In March 2007, the Company entered into a borrowing agreement with Pacific Coast Bankers Bank (“PCBB”) in the amount of $18.0 million and in December 2007 increased the amount to $25.0 million. The borrowing agreement was a non-revolving line of credit with a variable rate of interest tied to LIBOR and was collateralized by Bank stock and the Sandpoint Center. This line was used primarily to fund the construction costs of the Company’s new headquarters building in Sandpoint. The balance at December 31, 2008 was $23.1 million with a variable rate of 3.4%. The borrowing had a maturity of January 2009 and was extended for 90 days with a fixed rate of 7.0%. In May 2009, the Company negotiated new loan facilities with Pacific Coast Bankers Bank to refinance this credit line into three longer-term, amortizing loans. The loans were as follows: $9.0 million with a fixed interest rate of 7.0% secured by the Sandpoint Center and Panhandle State Bank stock, $11.0 million with a variable rate of 2.35% plus the rate on the $11.0 million 12-month certificate of deposit used to secure this loan (the loan rate for the first year is 4.35%), and $3.0 million with a rate of 10.0% secured by the Sandpoint Center and Panhandle State Bank stock. In August 2009, the Sandpoint Center was sold in a direct financing transaction with an outside party. As part of this transaction the three loans were paid off.

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A)	Intermountain’s obligations under the above debentures issued by its subsidiaries constitute a full and unconditional guarantee by Intermountain of the Statutory Trusts’ obligations under the Trust Preferred Securities. In accordance with ASC 810, Consolidation, (formerly FIN 46R, “Consolidation of Variable Interest Entities”), the trusts are not consolidated and the debentures and related amounts are treated as debt of Intermountain.

B)	To conserve the liquid assets of the parent Company, the Company’s Board of Directors has decided to defer regularly scheduled interest payments on its outstanding Junior Subordinated Debentures related to its Trust Preferred Securities (“TRUPS Debentures”).beginning in December 2009. The Company is permitted to defer payments of interest on the TRUPS Debentures for up to 20 consecutive quarterly periods without default. During the deferral period, the Company may not pay any dividends or distributions on, or redeem, purchase or acquire, or make a liquidation payment with respect to the Company’s capital stock, or make any payment of principal or interest on, or repay, repurchase or redeem any debt securities of the Company that rank equally or junior to the TRUPS Debentures.

10.	Income Taxes

The tax effects of the principal temporary differences giving rise to deferred tax assets and liabilities as of December 31, 2009 and 2008 were as follows (in thousands):

	2009		2008
	Assets	Liabilities	Assets	Liabilities

Allowance for losses on loans	$6,500	$—	$6,460	$—
Investments	2,729	—	3,245	—
OREO Chargeoffs	741	—	—	—
NOL carryforward	6,550	—	—	—
Deferred gain on sale of premises	1,079		—
FHLB stock	—	(74)	—	(74)
Office properties and equipment	—	(1,188)	—	(1,000)
Deferred compensation	392	—	350	—
Core deposit intangible	—	(26)	—	(62)
Other	148	—	—	(187)

Total deferred income taxes	$18,139	$(1,288)	$10,055	$(1,323)

The components of Intermountain’s income tax provision are as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007

Current income taxes (benefit):
Federal	$(5,742)	$1,228	$5,346
State	(7)	52	942

Deferred income taxes (benefit):	(5,749)	1,280	6,288
Federal	(6,949)	(916)	(526)
State	(1,662)	(444)	(309)

Total deferred income tax (benefit)	(8,611)	(1,360)	(835)
Total income tax provision (benefit)	$(14,360)	$(80)	$5,453

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the income tax provision and the amount of income taxes computed by applying the statutory federal corporate income tax rate to income before income taxes for the years ended December 31, 2009, 2008 and 2007, is as follows (in thousands):

	2009		2008		2007
	Amount	%	Amount	%	Amount	%

Income tax provision (benefit) at federal statutory rate	$(12,695)	(35.0)%	$411	35.0%	$5,215	35.0%
Tax effect of:
State taxes (net of federal tax benefit)	(1,667)	(4.6)%	(120)	(10.2)%	510	3.4%
Tax exempt income and other, net	2	(0.0)%	(371)	(31.6)%	(272)	(1.8)%

	$(14,360)	(39.6)%	$(80)	(6.8)%	$5,453	36.6%

Intermountain has performed an analysis of its uncertain tax positions and has not recorded any potential penalties, interest or additional tax in its financial statements as of December 31, 2009. Intermountain’s tax positions for the years 2006 through 2009 remain subject to review by the Internal Revenue Service. Intermountain does not expect unrecognized tax benefits to significantly change within the next twelve months.

Intermountain used $5.9 million of the 2009 tax benefit as a loss carryback to offset taxes paid in previous years, resulting in an income tax receivable. Intermountain will apply for the associated refund and anticipates receiving it in the second quarter of 2010.

Intermountain uses an estimate of future earnings and tax planning strategies to determine whether or not the benefit of its net deferred tax asset will be realized. In conducting this analysis, management has assumed economic conditions will continue to be very challenging in 2010, followed by gradual improvement in the ensuing years. These assumptions are in line with both national and regional economic forecasts. As such, its estimates include credit losses that are significantly elevated in 2010, but less so than those experienced in 2009, followed by improvement in ensuing years as the economy improves and the Company’s loan portfolio turns over. It also assumes improving net interest margins beginning in 2011, and reductions in operating expenses as credit costs abate and its other cost reduction strategies continue. Based on these estimates and potential additional tax planning strategies that it could employ to accelerate taxable income, the Company has determined that it is not required to establish a valuation allowance for the deferred tax assets as management believes it is more likely than not that the net deferred tax asset of $16.9 million will be realized principally through future reversals of existing taxable temporary differences. Management further believes that future taxable income will be sufficient to realize the benefits of the $6.6 million net operating loss carry forward included in the net deferred tax asset. However, to the extent that this analysis is based on estimates that are reliant on future economic conditions, management cannot assure that a valuation impairment on its tax asset will not be required in future periods. The net deferred tax asset was $8.7 million at December 31, 2008.

11.	Stock-Based Compensation Plans

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

On January 14, 2009, the terms of the Amended and Restated 1999 Employee Stock Option and Restricted Stock Plan and the 1999 Director Stock Option Plan expired, and upon recommendation of management and

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approval of the Board of Directors, it was determined that, due to the economic uncertainty, the Board would not seek to implement a new plan at that time. The 1988 Employee Stock Option Plan was a predecessor plan to the Amended and Restated 1999 Employee Stock Option and Restricted Stock Plan. Because each of these plans has expired, shares may no longer be awarded under these plans. However, awards remain unexercised or unvested under these plans.

During 2008 and 2007, the Company granted restricted stock to its directors and employees from the 1999 Director Option Plan and the amended and restructured 1999 Employee Stock Option and Restricted Stock Plan. These restricted stock grants vest evenly over a five-year period. The Company did not grant stock options during 2009, 2008 or 2007.

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

Total stock-based compensation expense (benefit) recognized in the consolidated statement of operations for the years ended December 31, 2009, 2008 and 2007 was $367,000, ($110,000) and $486,000 before income taxes, respectively. Total expense related to stock-based compensation for 2009 is comprised of restricted stock expense. The total net benefit related to stock-based compensation for 2008 is comprised of restricted stock expense, option expense and expense related to the 2006-2008 Long-Term Incentive Plan (“LTIP”). The LTIP expense was based on anticipated company performance over a 3-year period and had a 5-year vesting period. During the twelve months ended December 31, 2008, the Company reversed $640,000 in accrued incentives related to the LTIP as it appeared that asset growth and ROE targets required by the plan would not be met by the end of 2008. Of the total stock-based compensation expense during the year ended December 31, 2008, stock option net benefit was ($462,000), restricted stock expense was $348,000 and other expense related to stock options issued below market price at issue date totaled $4,000. The Company has no remaining unrecognized stock-based compensation expense related to the non-vested stock options outstanding at December 31, 2009. Total expense related to stock-based compensation for 2007 is comprised of restricted stock expense, option expense and expense related to the 2006-2008 LTIP. Of the total stock-based compensation expense during the year ended December 31, 2007 stock option expense was $196,000, restricted stock expense was $244,000 and other expense related to stock options issued below market price at issue date totaled $46,000.

Prior to the adoption of ASC 718, the Company presented all tax benefits resulting from the exercise of stock options as operating cash inflows in the consolidated statements of cash flows. ASC 718 requires the benefits of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. This amount is shown as “Excess tax benefit from stock-based compensation on the consolidated statement of cash flows.

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock option transactions for all of the above described plans are summarized as follows:

				Weighted
		Weighted		Average	Aggregate
	Number of	Average	Exercise Price	Remaining life	Intrinsic
	Shares(1)	Exercise Price(1)	Per Share	(Years)	Value(2)
					(Dollars in
					(thousands)

Balance , January 1, 2007	575,927	5.35	2.68 — 13.20	4.04	3,085
Options granted	—	—	—
Options exercised	(86,726)	4.55	2.68 — 13.20		1,192
Options forfeited and canceled	(1,872)	11.09	7.99 — 13.20

Outstanding, December 31, 2007	487,329	5.48	2.79 — 13.20	3.12	4,640
Options granted	—	—	—
Options exercised	(161,337)	4.41	2.90 — 12.95		232
Options forfeited and canceled	(510)	13.12	12.95 — 13.20

Outstanding, December 31, 2008	325,482	$6.00	$2.79 — 13.20	3.01	50
Options granted	—	—	—
Options exercised	(12,721)	4.41	3.70 — 4.42		7
Options forfeited and canceled	(58,075)	4.51	4.42 — 12.95		—

Outstanding, December 31, 2009	254,686	$6.35	$2.79 — 13.20	2.69	$—

(1)	Shares and Weighted-Average Exercise Price have been adjusted for the 10% common stock dividend payable May 31, 2007 to shareholders of record on May 15, 2007.

(2)	The aggregate intrinsic value is before applicable income taxes, based on the Company’s $2.40 closing stock price at December 31, 2009, which would have been received by the optionees had all options been exercised on that date.

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents information about the options as of December 31, 2009:

	Total Outstanding			Exercisable
		Weighted	Weighted		Weighted
	Number	Average	Average		Average
	of	Exercise	Remaining	Number	Exercise
Range of Exercise Price	Shares	Price	Life (Years)	of Shares	Price

$ 2.79 - $ 3.00	4,831	$2.79	0.9	4,831	$2.79
$ 3.01 - $ 4.00	63,992	3.79	1.1	63,992	3.79
$ 4.01 - $ 5.00	56,902	4.64	3.0	56,902	4.64
$ 5.01 - $ 6.00	63,167	5.51	3.0	63,167	5.51
$ 6.01 - $ 7.00	14,493	6.12	3.4	14,493	6.12
$12.00 - $13.00	44,400	12.85	3.8	44,400	12.85
$13.01 - $14.00	6,901	13.15	4.5	6,901	13.15

	254,686	$6.35	2.7	254,686	$6.35

The number of shares and exercise prices have been adjusted for the 10% common stock dividend effective May 31, 2007.

As of December 31, 2009, total unrecognized stock-based compensation expense related to non-vested restricted stock grants was approximately $827,000, which was expected to be recognized over a period of approximately 2.6 years. During the years ended December 31, 2009, 2008 and 2007, the intrinsic value of stock options exercised was $7,000, $232,000 and $1.2 million, and the total fair value of the options vested was $0, $0 and $161,000, respectively.

Restricted stock transactions are summarized as follows:

		Weighted
		Average
	Number of	Grant Date Fair
	Shares(1)	Value(1)

Nonvested shares
Balance, January 1, 2007	45,091	17.23
Shares granted	33,524	21.44
Shares vested	(9,718)	17.97
Shares forfeited and canceled	(4,602)	16.53

Balance, December 31, 2007	64,295	19.53
Shares granted	51,633	12.54
Shares vested	(15,256)	18.10
Shares forfeited and canceled	(4,105)	18.42

Balance, December 31, 2008	96,567	16.06
Shares granted	—	—
Shares vested	(21,913)	17.06
Shares forfeited and canceled	(1,936)	17.79

Balance, December 31, 2009	72,718	$15.71

(1)	Shares and Weighted-Average Grant-Date Fair Value have been adjusted for the 10% common stock dividend, payable May 31, 2007 to shareholders of record on May 15, 2007.

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Earnings per Share

The following table (in thousands, except per share amounts) presents a reconciliation of the numerators and denominators used in the basic and diluted earnings per share computations for the years ended December 31 2009, 2008, and 2007. Weighted average shares outstanding have been adjusted for the 10% common stock dividend effective May 2007.

	Years Ended December 31,
	2009	2008	2007

Numerator:
Net income — basic and diluted	$(21,911)	$1,254	$9,445
Preferred stock dividend	1,662	45	—

Net Income available to commons stockholders	$(23,573)	$1,209	$9,445
Denominator:
Weighted average shares outstanding — basic	8,360,654	8,294,502	8,206,341
Dilutive effect of common stock options, restricted stock awards	—	220,334	398,396

Weighted average shares outstanding — diluted	8,360,654	8,514,836	8,604,737

Earnings per share — basic and diluted:
Earnings per share — basic	$(2.82)	$0.15	$1.15
Effect of dilutive common stock options	—	(0.01)	(0.05)

Earnings per share — diluted	$(2.82)	$0.14	$1.10

At December 31, 2009, 2008 and 2007 there were 254,686, 53,332 and 0 options outstanding, respectively that were not included in the dilutive calculations above. For the year ended December 31, 2009, 2008 and 2007, 0, 9,000 and 44,000 shared performance stock awards have been included in the dilutive shares. These are related to the non-vested restricted stock awards, stock warrants and the 2003-2005 Long Term Incentive Plan.

13.	Stockholders’ Equity

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

Dividends on the Preferred Stock will accrue and be paid quarterly at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year. During the third quarter of 2009, the Board of Directors of the Company approved the deferral of regularly scheduled quarterly dividends on the Preferred Stock, beginning in December 2009. The shares of Preferred Stock have no stated maturity, do not have voting rights except in certain limited circumstances and are not subject to mandatory redemption or a sinking fund.

The Preferred Stock has priority over IMCB’s Common Stock with regard to the payment of dividends and liquidation distributions. The Preferred Stock qualifies as Tier 1 capital. The agreement with the U.S. Treasury contains limitations on certain actions of IMCB, including the payment of quarterly cash dividends on IMCB’s

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On May 31, 2007, Intermountain distributed a Board of Directors approved 10% stock dividend to shareholders of record on May 15, 2007.

14.	Regulatory Matters

The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 2009 and 2008, approximately $0 and $1.2 million of retained earnings were available for dividend declaration without prior regulatory approval.

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

Intermountain and the Bank are required by applicable regulations to maintain certain minimum capital levels and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier I capital to average assets. Intermountain and the Bank plan to maintain their capital resources and regulatory capital ratios through the retention of earnings and the management of the level and mix of assets, and management is exploring other opportunities to enhance its capital levels, although there can be no assurance in this regard. At December 31, 2009, Intermountain exceeded both its internal guidelines and the published regulatory capital requirements to be considered “well-capitalized” pursuant to Federal Financial Institutions Examination Council “FFIEC” regulations. However, it has recently executed an informal Memorandum of Understanding with its primary regulators which, among other conditions, requires the Company to raise an additional $30 million in capital by June 16, 2010 and maintain a 10% Tier 1 capital to average assets ratio.

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the amounts and ratios regarding actual and minimum core Tier 1 risk-based and total risk-based capital requirements, together with the amounts and ratios required in order to meet the published definition of a “well-capitalized” institution (in thousands).

			Capital		Well-Capitalized
	Actual		Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

As of December 31, 2009
Total capital (to risk-weighted assets):
The Company	$100,553	12.52%	$64,254	8%	$80,317	10%
Panhandle State Bank	102,095	12.72%	64,188	8%	80,234	10%
Tier I capital (to risk-weighted assets):
The Company	90,442	11.26%	32,127	4%	48,190	6%
Panhandle State Bank	91,984	11.46%	32,094	4%	48,141	6%
Tier I capital (to average assets):
The Company	90,442	8.61%	41,997	4%	52,497	5%
Panhandle State Bank	91,984	8.67%	42,431	4%	53,039	5%
As of December 31, 2008
Total capital (to risk-weighted assets):
The Company	$131,648	14.47%	$72,788	8%	$90,985	10%
Panhandle State Bank	129,426	14.22%	72,789	8%	90,987	10%
Tier I capital (to risk-weighted assets):
The Company	120,212	13.21%	36,394	4%	54,591	6%
Panhandle State Bank	117,990	12.97%	36,395	4%	54,592	6%
Tier I capital (to average assets):
The Company	120,212	11.29%	42,606	4%	53,258	5%
Panhandle State Bank	117,990	11.37%	41,515	4%	51,894	5%

15.	Commitments and Contingent Liabilities

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

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The contractual amounts of these financial instruments representing credit risk at December 31, 2009, were as follows (in thousands):

Commitments to extend credit	$123,785
Credit card arrangements	$12,809
Standby letters of credit	$17,250

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

Intermountain leases office space and equipment. As of December 31, 2009, future minimum payments under all of the Company’s non-cancelable operating leases that have initial terms in excess of one year are due as follow (in thousands):

Year Ending December 31,	Amount

2010	$1,004
2011	969
2012	916
2013	790
2014	786
Thereafter	10,271

$14,736

Rent expense under these agreements for the years ended December 31, 2009, 2008 and 2007 totaled approximately $1,212,000, $1,147,000, and $1,195,000, respectively. The operating lease obligations outlined above include lease obligations for the Canyon Rim and Gooding branches in the amount of $112,500 per year and $63,750 per year, respectively. Intermountain owned these buildings and executed a purchase and sale agreement to sell these buildings in December 2006. Intermountain also executed lease agreements in December 2006 which became effective in January 2007 to lease the same buildings. The sale-leaseback agreements do not require any future commitments, obligations, provisions or circumstances that would require or result in the Company’s continuing involvement

The Company sold the Sandpoint Center, its Company headquarters, in August 2009 to a third party in a sale-leaseback transaction. Because of the non-recourse financing terms offered by Panhandle State Bank, the lease is treated as an operating lease utilizing the financing method for accounting purposes. Consequently, there was no gain recognized at the time of the transaction and the building will remain on the consolidated financial statements with depreciation and interest expense recognized over the life of the lease. Panhandle State Bank executed an agreement to lease the building from the purchaser with an initial term of 20 years with three successive options to

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

extend the lease for an additional 10 years each. At December 31, 2009, the future minimum lease payments for the Sandpoint Center and related sublease income are as follows (in thousands):

	Sandpoint
	Center
	Lease	Sub Lease
Year Ending December 31,	Obligation	Income(1)

2010	$1,635	$(46)
2011	1,635	(57)
2012	1,635	(59)
2013	1,635	(61)
2014	1,717	(52)
Thereafter	27,103	(198)

	$35,360	$(473)

(1)	Sublease income only includes income anticipated to be received under leases in effect at December 31, 2009. Additional space is available and may be subleased in the future.

16.	Employee Benefits Plans

The Company sponsors a 401(k) profit sharing plan covering employees meeting minimum eligibility requirements. Employee contributions are voluntary, and the Company may make elective contributions to match up to 50% of the employee’s contribution up to 8% of eligible compensation. The Company’s contributions to the plan for the years ended December 31, 2009, 2008 and 2007 totaled approximately $321,000, $681,000, and $589,000, respectively. Effective January 1, 2009 the Company decreased the contribution match from 50% to 25%. Effective January 1, 2010, the Company decreased the contribution match to 0%.

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

The Company has various compensation plans for employees. Contributions to the plan are at the discretion of the Board of Directors. Deferred compensation expense for the plans described below for the years ended December 31, 2009, 2008 and 2007 was approximately $855,000, $1,768,000, and $3,251,000, respectively. These various compensation plans are discussed in detail below.

•	The Company has annual incentive plans for key employees. Amounts are paid annually within 75 days after each year end. The accrued balance at December 31, 2009 and 2008 for these plans was approximately $183,000 and $1,752,000, respectively.

•	In 2003, the Company adopted a Supplemental Executive Retirement Plan (“SERP”). The SERP is a non-qualified unfunded plan designed to provide retirement benefits for two key employees of Intermountain. Participants will receive approximately $258,620 in annual payments for 10 years beginning at normal retirement age. Retirement benefits vest after ten years of continued service and benefits are reduced for early retirement. The disability benefit is similar to the reduced benefit for early retirement without any vesting requirements. The plan provides for a change in control benefit if, within one year of a change in control, the participant’s employment is terminated. The total amount accrued under the plan as of December 31, 2009 and 2008, was approximately $408,000 and $327,000, respectively.

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	In April 2006, the Company implemented a long-term executive incentive plan, based on long-term corporate goals, to provide compensation in the form of stock grants to key executive officers. Participants are required to remain employed through the vesting period to receive any accrued benefits under the plan. At the end of 2008, the minimum threshold for payment under the plan was not met, and therefore, the Company cancelled all accruals and suspended the plan. For this stock-based compensation plan, the total adjustment to equity per ASC 718 at December 31, 2008 was $0 and the compensation expense recorded for the year ended December 31, 2008 was ($597,000). The Company had recorded compensation expense related to the long-term incentive plan through May 2008, then reversed expense totaling $640,000 in June 2008. The Company did not have a long-term executive incentive plan in place during 2009.

•	The Company has approved stock purchase agreements for certain key officers. Participants must remain employed to receive payments annually in December. The total amount paid under these agreements for 2009 and 2008 was approximately $508,000 and $562,000, respectively. Approximately $1,512,000 remained available to be awarded at December 31, 2009.

17.	Interest Rate Risk

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

Intermountain uses an internal simulation model designed to measure the sensitivity of net interest income, net income and NPV to changes in interest rates. This simulation model is designed to enable Intermountain to generate a forecast of net interest income, net income and NPV given various interest rate forecasts and alternative strategies. The model also is designed to measure the anticipated impact that prepayment risk, basis risk, customer maturity preferences, volumes of new business and changes in the relationship between long and short-term interest rates have on the performance of Intermountain. Validation of this model is achieved through backtesting and the use of a third party model. Consultants from this third-party vendor run an independent model which is then used to compare and validate internal results as well as providing critical information for asset-liability decision making.

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

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Related-Party Transactions

The Bank has executed certain loans and deposits with its directors, officers and their affiliates. Related party loans and deposits are transacted as part of the Company’s normal course of business, and are not subject to preferential terms or conditions. The aggregate amount of loans outstanding to such related parties at December 31, 2009 and 2008 was approximately $226,000 and $446,000, respectively.

During the year, the balance of loans outstanding to directors and executive officers changed as follows (dollars in thousands):

2009

Balance, January 1,	$446
Reclass	(244)
New	285
Repayment	(261)

Balance, December 31,	$226

Directors’ fees of approximately $259,000, $281,000, and $296,000 were paid during the years ended December 31, 2009, 2008 and 2007, respectively.

Two of the Company’s Board of Directors are principals in law firms that provide legal services to Intermountain. During the years ended December 31, 2009, 2008 and 2007 the Company incurred legal fees of approximately $3,000, $5,000, and $9,000, respectively, related to services provided by these firms.

In 2009, Curt Hecker, Intermountain’s Chief Executive Officer became a Director on the Board of Pacific Coast Bankers Bank (“PCBB”). The Bank utilizes PCBB as a correspondent bank and utilizes Bank Investment Group, a subsidiary of PCBB, for various management analytical reporting functions. During 2009, the Company paid PCBB and related companies $262,000 for services.

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

19.	Derivative Financial Instruments

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

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amounts used to express the volume of the transactions. Management monitors the market risk and credit risk associated with derivative financial instruments as part of its overall Asset/Liability management process.

In accordance with ASC 815, Derivatives and Hedging, the Company recognizes all derivative financial instruments in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Derivative financial instruments are included in other assets or other liabilities, as appropriate, on the Consolidated Balance Sheet. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in stockholders’ equity as a component of other comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income in the same period and in the same income statement line as changes in the fair values of the hedged items that relate to the hedged risk(s). Changes in fair values of derivative financial instruments accounted for as cash flow hedges, to the extent they are effective hedges, are recorded as a component of other comprehensive income. Changes in fair values of derivative financial instruments not qualifying as hedges pursuant to ASC 815 are reported in non-interest income. Derivative contracts are valued by the counter party and are periodically validated by management.

Interest Rate Swaps — Designated as Cash Flow Hedges

The tables below identify the Company’s interest rate swaps at December 31, 2009 and December 31, 2008, which were entered into to hedge certain LIBOR-based trust preferred debentures and designated as cash flow hedges pursuant to ASC 815 (dollars in thousands):

	December 31, 2009
		Fair Value Gain	Receive Rate	Pay Rate	Type of Hedging
Maturity Date	Notional Amount	(Loss)	(LIBOR)	(Fixed)	Relationship

Pay Fixed, Receive Variable:
October 2013	$8,248	$(678)	0.28%	4.58%	Cash Flow

	December 31, 2008
		Fair Value Gain	Receive Rate	Pay Rate	Type of Hedging
Maturity Date	Notional Amount	(Loss)	(LIBOR)	(Fixed)	Relationship

Pay Fixed, Receive Variable:
October 2013	$8,248	$(985)	4.75%	4.58%	Cash Flow

The fair values, or unrealized losses, of $678,000 at December 31, 2009 and $985,000 at December 31, 2008 are included in other liabilities. These hedges were considered highly effective during 2009, and none of the change in fair value of these derivatives was attributed to hedge ineffectiveness. The changes in fair value are separately disclosed in the statement of changes in stockholders’ equity as a component of comprehensive income. Net cash flows from these interest rate swaps are included in interest expense on trust preferred debentures. The unrealized loss at December 31, 2009 is a component of comprehensive income for December 31, 2009. At December 31, 2009, Intermountain had $862,000 in pledged certificates of deposit and $180,000 in restricted cash as collateral for the cash flow hedge. A rollfoward of the amounts in accumulated other comprehensive income related to interest rate swaps designated as cash flow hedges follows:

	Twelve Months Ended
	Dec 31,	Dec 31,
	2009	2008

Unrealized (loss) at beginning of period	$(985)	$—
Amount of gain (loss) recognized in other comprehensive income	307	(985)

Unrealized (loss) at end of period	$(678)	$(985)

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest Rate Swaps — Not Designated as Hedging Instruments Under ASC 815

The Company has purchased certain derivative products to allow the Company to effectively convert a fixed rate loan to a variable rate payment stream. The Company economically hedges derivative transactions by entering into offsetting derivatives executed with third parties upon the origination of a fixed rate loan with a customer. Derivative transactions executed as part of this program are not designated as ASC 815 hedge relationships and are, therefore, marked to market through earnings each period. In most cases the derivatives have mirror-image terms, which result in the positions’ changes in fair value offsetting completely through earnings each period. However, to the extent that the derivatives are not a mirror-image, changes in fair value will not completely offset, resulting in some earnings impact each period. Changes in the fair value of these interest rate swaps are included in other non-interest income. The following table summarizes these interest rate swaps as of December 31, 2009 and December 31, 2008 (dollars in thousands):

	December 31, 2009		December 31, 2008
	Notional	Fair Value Gain	Notional	Fair Value Gain
	Amount	(Loss)	Amount	(Loss)

Interest rate swaps with third party financial institutions	$2,559	$57	$—	$—

At December 31, 2008, other assets included $0 of derivative assets and other liabilities included $0 of derivative liabilities related to these interest rate swap transactions, because they were executed in 2009. At December 31, 2009, the interest rate swaps had a maturity date of March 2019. At December 31, 2009, Intermountain had $72,000 in restricted cash for the interest rate swap.

20.	Fair Value of Financial Instruments

Fair value is defined under ASC 820 (formerly SFAS 157) as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal market for the asset or liability in an orderly transaction between market participants on the measurement date. In support of this principle ASC 820-10 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy is as follows:

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

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents information about the Company’s assets measured at fair value on a recurring basis as of December 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (dollars in thousands).

		Fair Value Measurements
		At December 31, 2009, Using
		Quoted Prices
		In Active	Other	Significant
	Fair Value	Markets for	Observable	Unobservable
	Dec 31,	Identical Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)

Available-for-Sale Securities:
U.S. treasury securities and obligations of U.S. government agencies	$51	$—	$51	$—
Residential mortgage backed securities (“MBS”)	181,733	—	149,497	32,236
Other Assets — Derivative	57	—	—	57

Total Assets Measured at Fair Value	$181,841	$—	$149,548	$32,293

Other Liabilities — Derivatives	$678	$—	$—	$678

		Fair Value Measurements
		At December 31, 2008, Using
		Quoted Prices
		In Active	Other	Significant
	Fair Value	Markets for	Observable	Unobservable
	Dec 31,	Identical Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)

Available-for-Sale Securities	$147,618	$—	$108,954	$38,664
Other Assets — Derivative	—	—	—	—

Total Assets Measured at Fair Value	$147,618	$—	$108,954	$38,664

Other Liabilities — Derivatives	$985	$—	$—	$985

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 are summarized as follows (in thousands):

Fair Value Measurement Transfers- Assets

	Fair Value Measurements Using Significant
	Unobservable Inputs ( Level 3)
Description	Residential MBS	Derivatives	Total

January 1, 2009 Balance	$38,664	$—	$38,664
Total gains or losses (realized/unrealized)
Included in earnings	(526)	57	(469)
Included in other comprehensive income	987	—	987
Net accretion of premium/discount included in income	853	—	853
Principal Payments	(7,742)	—	(7,742)
Transfers in and/or out of Level 3	—	—	—

December 31, 2009 Balance	$32,236	$57	$32,293

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Measurement Transfers- Liabilities

Fair Value Measurements
Using Significant Unobservable
Description	Inputs ( Level 3) Derivatives

January 1, 2009 Balance	$985
Total gains or losses (realized/unrealized)
Included in earnings	—
Included in other comprehensive income	(307)

December 31, 2009 Balance	$678

The table below presents a portion of the Company’s loans measured at fair value on a nonrecurring basis as of December 31, 2009, because they are impaired collateral-dependent loans and the Company’s other real estate owned (“OREO”), aggregated by the level in the fair value hierarchy within which those measurements fall (dollars in thousands).

		Fair Value Measurements
		At December 31, 2009, Using
		Quoted Prices
		In Active	Other	Significant
	Fair Value	Markets for	Observable	Unobservable
	Dec 31,	Identical Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)

Loans(1)	$51,346	$—	$—	$51,346
Other real estate owned	11,538	—	—	11,538

Total Assets Measured at Fair Value	$62,884	$—	$—	$62,884

(1)	Represents impaired loans, net, which are included in loans.

Impaired loans are valued based upon the net realizable value, fair value less estimated selling costs, of the underlying collateral, as is the Company’s OREO. These loans include currently performing loans per their contractual terms and non-accrual loans. While appraisals or other independent estimates of value do exist for this collateral, the uncertain and volatile market conditions require potential adjustments in value. As such, these loans and OREO are categorized as level 3.

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

Available for Sale Securities.  Securities totaling $149.5 million classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtained fair value measurements from an independent pricing service and internally validated these measurements. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus, prepayment speeds, credit information and the bond’s terms and conditions, among other things.

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The available for sale portfolio also includes $32.2 million in super senior or senior tranche collateralized mortgage obligations not backed by a government or other agency guarantee. These securities are collateralized by fixed rate prime or Alt A mortgages, are structured to provide credit support to the senior tranches, and are carefully analyzed and monitored by management. Because of disruptions in the current market for non-agency guaranteed mortgage-backed securities and collateralized mortgage obligations, an active market did not exist for these securities at December 31, 2009. This is evidenced by a significant widening in the bid-ask spread for these types of securities and the limited volume of actual trades made. As a result, less reliance can be placed on easily observable market data, such as pricing on transactions involving similar types of securities, in determining their current fair value. As such, significant adjustments were required to determine the fair value at the December 31, 2009 measurement date. These securities are valued using Level 3 inputs.

In valuing these securities, the Company utilized the same independent pricing service as for its other available-for-sale securities and internally validated these measurements. In addition, it utilized a second pricing service that specializes in whole-loan collateralized mortgage obligation valuation and a third market source to derive independent valuations and used this data to evaluate and adjust the original values derived. In addition to the observable market-based input including dealer quotes, market spreads, live trading levels and execution data, the services also employed a present-value income model that considered the nature and timing of the cash flows and the relative risk of receiving the anticipated cash flows as agreed. The discount rates used were based on a risk-free rate, adjusted by a risk premium for each security. In accordance with the requirements of ASC 820-10, the Company has determined that the risk-adjusted discount rates utilized appropriately reflect the Company’s best estimate of the assumptions that market participants would use in pricing the assets in a current transaction to sell the asset at the measurement date. Risks include nonperformance risk (that is, default risk and collateral value risk) and liquidity risk (that is, the compensation that a market participant receives for buying an asset that is difficult to sell under current market conditions). To the extent possible, the pricing services and the Company validated the results from these models with independently observable data.

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

Based on the factors above, the Company has determined that one security comprised of a pool of mortgages was subject to “Other-than-Temporary Impairment,” (“OTTI”) as of March 31, 2009. During that quarter, the Company recorded an OTTI of $1,751,000 on this security. Of the total $1,751,000 OTTI, $244,000 was related to credit losses and was a charge against earnings. The remaining $1,507,000 reflected non-credit value impairment and was charged against the Company’s other comprehensive income and reported capital on the balance sheet. The Company conducted a similar analysis on the estimated cash flows in June, 2009 and as a result of this analysis, did not record additional OTTI adjustments in the second quarter of 2009. Due to the continued lack of an orderly market for the security and the declining national economic and housing market, the Company conducted a similar analysis on the estimated cash flows in both the third and fourth quarters of 2009, and as a result of these analyses, recorded additional credit loss impairments of $198,000 and $84,000 against earnings, respectively. At this time, the Company anticipates holding the security until its value is recovered or maturity, and will continue to adjust its other comprehensive income and capital position to reflect the security’s current market value. The Company calculates

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the credit loss charge against earnings by subtracting the estimated present value of estimated future cash flows on the security from its amortized cost.

Loans.  Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for impaired loans when establishing the allowance for credit losses. Such amounts are generally based on either the estimated fair value of the cash flows to be received or the fair value of the underlying collateral supporting the loan less selling costs. Real estate collateral on these loans and the Company’s other real estate owned (“OREO”) is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace. Management reviews these valuations and makes additional valuation adjustments, as necessary, including subtracting estimated costs of liquidating the collateral or selling the OREO. The related nonrecurring fair value measurement adjustments have generally been classified as Level 3 because of the significant assumptions required to estimate future cash flows on these loans, and the rapidly changing and uncertain collateral values underlying the loans. Extreme volatility, and the lack of relevant and current sales data in the Company’s market areas for various types of collateral create additional uncertainties and require the use of multiple sources and management judgment to make adjustments. Loans subject to nonrecurring fair value measurement were $51.3 million at December 31, 2009, of which $51.3 million were classified as Level 3.

Other Real Estate Owned.  At the applicable foreclosure date, other real estate owned is recorded at fair value of the real estate, less the estimated costs to sell the real estate. Subsequently, other real estate owned, is carried at the lower of cost or net realizable value (fair value less estimated selling costs), and is periodically assessed for impairment based on fair value at the reporting date. Fair value is determined from external appraisals using judgments and estimates of external professionals. Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3. The Company’s OREO at December 31, 2009 totaled $11.5 million, all of which was classified as Level 3.

Interest Rate Swaps.  During the third quarter of 2008, the Company entered into an interest rate swap contract with Pacific Coast Bankers Bank. The purpose of the $8.2 million notional value swap is to convert the variable rate payments made on the Trust Preferred I obligation (see Note 9 — Other Borrowings) to a series of fixed rate payments for five years, as a hedging strategy to help manage the Company’s interest-rate risk. This contract is carried as an asset or liability at fair value, and as of December 31, 2009, it was a liability with a fair value of $678,000.

During the first quarter of 2009, the Company entered into an interest rate swap contract with Pacific Coast Bankers Bank. The purpose of the $1.6 million notional value swap is to convert the fixed rate payments earned on a loan receivable to a series of variable rate payments for ten years, as a hedging strategy to help manage the Company’s interest-rate risk. This contract is carried as an asset or liability at fair value, and as of December 31, 2009, it was an asset with a fair value of $21,000. During the second quarter of 2009, the Company entered into an interest rate swap contract with Pacific Coast Bankers Bank. The purpose of the $1.0 million notional value swap is to convert the fixed rate payments earned on a loan receivable to a series of variable rate payments for ten years, as a hedging strategy to help manage the Company’s interest-rate risk. This contract is carried as an asset or liability at fair value, and as of December 31, 2009, it was an asset with a fair value of $36,000.

Intermountain is required to disclose the estimated fair value of financial instruments, both assets and liabilities on and off the balance sheet, for which it is practicable to estimate fair value. These fair value estimates are made at December 31, 2009 based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price an asset could be sold at or the price a liability could be settled for. However, given there is no active market or observable market transactions for many of the Company’s financial instruments, the Company has made estimates of many of these fair values which are

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimated values.

The estimated fair value of the financial instruments as of December 31, 2009 and 2008, are as follows (in thousands):

	2009		2008
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash, cash equivalents, restricted cash and federal funds sold	$104,835	$104,835	$93,653	$93,653
Interest bearing certificates of deposit	862	862	1,172	1,172
Available-for-sale securities	181,784	181,784	147,618	147,618
Held-to-maturity securities	15,177	15,397	17,604	17,525
Loans held for sale	6,574	6,574	933	933
Loans receivable, net	655,602	683,300	752,615	754,772
Accrued interest receivable	5,077	5,077	6,449	6,449
BOLI	8,397	8,397	8,037	8,037
Financial liabilities:
Deposit liabilities	819,321	786,704	790,412	777,710
Other borrowed funds	160,760	160,469	195,619	193,747
Accrued interest payable	1,211	1,211	2,275	2,275

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

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Accrued Interest

The carrying amounts of accrued interest payable and receivable approximate their fair value.

21.	Quarterly Financial Data (Unaudited)

The following tables present Intermountain’s condensed operations on a quarterly basis for the years ended December 31, 2009 and 2008 (dollars in thousands, except per share amounts):

	Year Ended December 31, 2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter(1)

Interest income	$14,347	$14,483	$13,603	$11,434
Interest expense	(4,445)	(4,271)	(3,942)	(3,512)
Provision for losses on loans	(2,770)	(18,684)	(3,756)	(11,119)

Net interest income (loss) after provision for losses on loans	7,132	(8,472)	5,905	(3,197)
Other income	3,513	2,704	3,107	2,667
Operating expenses	(10,773)	(12,666)	(12,956)	(13,235)

Income before income taxes	(128)	(18,434)	(3,944)	(13,765)
Income tax provision (benefit)	9	7,432	1,702	5,217

Net income (loss)	$(119)	$(11,002)	$(2,242)	$(8,548)
Preferred stock dividend	414	415	416	417

Net income (loss) available to common stockholders	$(533)	$(11,417)	$(2,658)	$(8,965)

Earnings per share — basic	$(0.06)	$(1.37)	$(0.32)	$(1.07)
Earnings per share — diluted	$(0.06)	$(1.37)	$(0.32)	$(1.07)
Weighted average shares outstanding — basic	8,348,238	8,362,402	8,365,836	8,365,836
Weighted average shares outstanding — diluted	8,348,238	8,362,402	8,365,836	8,365,836

(1)	The Company reversed $1.0 million in interest income related to nonperforming and charged off loans.

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Interest income	$17,201	$15,841	$16,089	$14,678
Interest expense	(5,875)	(4,666)	(4,979)	(5,291)
Provision for losses on loans	(258)	(2,140)	(2,474)	(5,512)

Net interest income (loss) after provision for losses on loans	11,068	9,035	8,636	3,875
Other income	2,778	5,233	3,014	2,915
Operating expenses	(11,259)	(10,635)	(11,422)	(12,064)

Income before income taxes	2,587	3,633	228	(5,274)
Income tax provision (benefit)	(933)	(1,364)	(2)	2,379

Net income (loss)	$1,654	$2,269	$226	$(2,895)
Preferred stock dividend	—	—	—	45

Net income (loss) available to common stockholders	$1,654	$2,269	$226	$(2,940)

Earnings per share — basic	$0.20	$0.27	$0.03	$(0.35)
Earnings per share — diluted	$0.19	$0.27	$0.03	$(0.35)
Weighted average shares outstanding — basic	8,271,104	8,286,087	8,305,236	8,315,234
Weighted average shares outstanding — diluted	8,564,618	8,534,186	8,461,591	8,315,234

22.	Parent Company-Only Financial Information

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

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Balance Sheets

	December 31,
	2009	2008

Assets:
Cash	$1,942	$4,703
Certificates of Deposit	862	1,172
Building, net of depreciation	—	18,122
Fixed Assets, net of depreciation	—	114
Construction in progress	—	90
Land	—	2,099
Investment in subsidiaries	107,374	125,775
Prepaid expenses and other assets	218	373

Total assets	$110,396	$152,448

Liabilities:
Other borrowings	$16,527	$40,613
Other liabilities	5,242	1,350

Total liabilities	21,769	41,963
Stockholders’ Equity	88,627	110,485

Total liabilities and stockholders’ equity	$110,396	$152,448

Condensed Statements of Operations

	Years Ended December 31,
	2009	2008	2007

Interest income	$72	$2	$—
Interest expense	(1,843)	(1,778)	(1,587)

Net interest income (expense)	(1,771)	(1,776)	(1,587)
Equity in net earnings of subsidiary	(19,188)	3,371	11,545
Other income	673	703	5
Operating expenses	(1,625)	(1,044)	(518)

Net income	$(21,911)	$1,254	$9,445

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Statements of Cash Flows

	Years Ended December 31,
	2009	2008	2007

Cash flows from operating activities:
Net income	$(21,911)	$1,254	$9,445
Equity income from subsidiary	19,188	(3,371)	(11,545)
Depreciation	291	296	—
Other	211	(161)	170

Net cash used in operating activities	(2,221)	(1,982)	(1,930)

Cash flows from investing activities:
Investments in and advances to subsidiaries	3,250	(23,000)	—
Sale of premises and equipment	21,284	—	—
Purchase of office properties	(131)	(210)	(13,015)

Net cash provided by (used in) investing activities	24,403	(23,210)	(13,015)

Cash flows from financing activities:
Payments to repurchase stock	—	—	—
Proceeds from other borrowings	23,000	3,657	14,428
Proceeds from preferred stock issuance, net of expenses	—	26,908	—
Proceeds from exercise of stock options	56	186	679
Repayment of borrowings	(47,086)	(41)	(32)
Cash dividends paid to preferred stockholders	(1,223)	—	—
Redemption of fractional shares of common stock	—	—	(9)

Net cash provided by (used in) financing activities	(25,253)	30,710	15,066

Net change in cash and cash equivalents	(3,071)	5,518	121
Cash and cash equivalents, beginning of year	5,875	357	236

Cash and cash equivalents, end of year	$2,804	$5,875	$357

23.	Subsequent Events

Intermountain performed an evaluation of subsequent events through the date upon which Intermountain’s annual report on Form 10-K was filed with the Securities and Exchange Commission.

At a Special Meeting held on February 25, 2010 the following matters were voted upon and approved:

1) An approval to amend the Company’s Amended and Restated Articles of Incorporation to (i) increase the number of shares of common stock authorized for issuance from 29,040,000 to 300,000,000 shares.

2) An approval to effect a reverse stock split by a ratio of not less than one-for-two and not more than one-for-ten at any time prior to April 30, 2011, with the exact ratio to be determined by the Board, and to also reduce the number of authorized shares of common stock available for issuance by the reverse stock split ratio.

3) An approval to authorize an adjournment of the special meeting if deemed necessary.

An Amendment to the Company’s Articles of Incorporation to increase the number of shares of common stock was filed with the Idaho Secretary of State on February 25, 2010. The amendment to effect the reverse stock split will not be filed and become effective until such time as the Board, in its sole discretion, determines it appropriate to implement the split to maximize the anticipated benefit of the shareholders.

24.	Business Combinations

Not applicable.