Form 10-Q
period 2010-03-31
INTERMOUNTAIN COMMUNITY BANCORP
filed 2010-05-14
CIK 1284506

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The number of shares outstanding of the registrant’s Common Stock, no par value per share, as of May 10, 2010 was 8,387,496.

Intermountain Community Bancorp
FORM 10-Q
For the Quarter Ended March 31, 2010

PART I — Financial Information
Item 1 — Financial Statements
Intermountain Community Bancorp
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2010	2009
	(Dollars in thousands)
ASSETS
Cash and cash equivalents:
Interest-bearing	$107,515	$83,617
Non-interest bearing and vault	15,451	19,572
Restricted cash	2,936	2,508
Available-for-sale securities, at fair value	187,453	181,784
Held-to-maturity securities, at amortized cost	15,153	15,177
Federal Home Loan Bank (“FHLB”) of Seattle stock, at cost	2,310	2,310
Loans held for sale	4,970	6,574
Loans receivable, net	623,515	655,602
Accrued interest receivable	4,812	5,077
Office properties and equipment, net	41,761	42,425
Bank-owned life insurance	8,488	8,397
Goodwill	11,662	11,662
Other intangibles	407	439
Other real estate owned (“OREO”)	11,538	11,538
Prepaid expenses and other assets	37,017	32,962

Total assets	$1,074,988	$1,079,644

LIABILITIES
Deposits	$826,006	$819,321
Securities sold subject to repurchase agreements	86,656	95,233
Advances from Federal Home Loan Bank	49,000	49,000
Cashier checks issued and payable	1,051	1,113
Accrued interest payable	1,396	1,211
Other borrowings	16,527	16,527
Accrued expenses and other liabilities	9,732	8,612

Total liabilities	990,368	991,017

Commitments and contingent liabilities
STOCKHOLDERS’ EQUITY
Common stock 300,000,000 shares authorized; 8,434,631 and 8,438,554 shares issued and 8,387,496 and 8,365,836 shares outstanding as of March 31, 2010 and December 31, 2009	78,581	78,569
Preferred stock 1,000,000 shares authorized; 27,000 shares issued and outstanding as of March 31, 2010 and December 31, 2009	25,543	25,461
Accumulated other comprehensive loss, net of tax	(4,212)	(4,840)
Retained deficit	(15,292)	(10,563)

Total stockholders’ equity	84,620	88,627

Total liabilities and stockholders’ equity	$1,074,988	$1,079,644

The accompanying notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
	(Dollars in thousands,
	except per share data)
Interest income:
Loans	$9,649	$11,648
Investments	1,967	2,699

Total interest income	11,616	14,347

Interest expense:
Deposits	2,390	3,342
Other borrowings	807	1,103

Total interest expense	3,197	4,445

Net interest income	8,419	9,902
Provision for losses on loans	(6,808)	(2,770)

Net interest income after provision for losses on loans	1,611	7,132

Other income:
Fees and service charges	1,787	1,669
Loan related fee income	493	540
Net gain on sale of securities	53	1,295
Other-than-temporary impairment (“OTTI”) losses on investments (1)	(19)	(244)
Bank-owned life insurance	91	90
Other	118	163

Total other income	2,523	3,513

Operating expenses	11,560	10,772

Loss before income taxes	(7,426)	(127)
Income tax benefit	3,117	9

Net loss	(4,309)	(118)
Preferred stock dividend	419	414

Net loss applicable to common stockholders	$(4,728)	$(532)

Loss per share — basic	$(0.56)	$(0.06)

Loss per share — diluted	$(0.56)	$(0.06)

Weighted average common shares outstanding — basic	8,372,315	8,348,238
Weighted average common shares outstanding — diluted	8,372,315	8,348,238

(1)	Total other-than-temporary impairment (“OTTI”) was $0 for the quarter ended March 31, 2010, with $19,000 reclassified from other comprehensive income to the statement of operations. Total OTTI for the quarter ended March 31, 2009 was $1,751,000, with $244,000 recognized in the statement of operations and $1,507,000 recognized in the statement of other comprehensive income.
The accompanying notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
	March 31,
	2010	2009
	(Dollars in thousands)
Cash flows from operating activities:
Net loss	$(4,309)	$(118)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	802	945
Stock-based compensation expense	122	93
Net amortization of premiums (discounts) on securities	769	17
Provisions for losses on loans	6,808	2,770
Proceeds from sale of loans	17,267	27,545
Originations of loans held for sale	(15,474)	(29,857)
Amortization of core deposit intangibles	32	35
(Gain) on sale of loans, investments, property and equipment	(262)	(1,595)
Loss on sale of other real estate owned	—	—
OTTI credit loss on available-for-sale investments	19	244
Charge down on OREO	777	33
Accretion of deferred gain on sale of branch property	(4)	(4)
Net accretion of loan and deposit discounts and premiums	(10)	(16)
Increase in cash surrender value of bank-owned life insurance	(91)	(90)
Change in:
Accrued interest receivable	265	239
Prepaid expenses and other assets	(4,413)	(9,802)
Accrued interest payable	185	(333)
Accrued expenses and other liabilities	970	(1,356)

Net cash provided by operating activities	3,453	(11,250)

Cash flows from investing activities:
Purchases of available-for-sale securities	(26,128)	(87,501)
Proceeds from calls or maturities of available-for-sale securities	6,309	31,729
Principal payments on mortgage-backed securities	14,071	7,091
Proceeds from calls or maturities of held-to-maturity securities	20	—
Origination of loans, net principal payments	22,827	31,425
Purchase of office properties and equipment	(143)	(274)
Proceeds from sale of office properties and equipment	6	—
Net change in federal funds sold	—	40,290
Proceeds from sale of other real estate owned	1,684	183
Net change in restricted cash	(428)	(2,168)

Net cash (used in) investing activities	18,218	20,775

Cash flows from financing activities:
Net change in demand, money market and savings deposits	$3,908	$1,600
Net change in certificates of deposit	2,777	19,274
Net change in repurchase agreements	(8,577)	(32,494)
Principal reduction of note payable	—	(10)
Proceeds from exercise of stock options	—	55
Retirement of treasury stock	(3)	(7)
Cash dividends paid to preferred stockholders	—	(210)

Net cash provided by (used in) financing activities	(1,895)	(11,792)

Net change in cash and cash equivalents	19,776	(2,267)
Cash and cash equivalents, beginning of period	103,189	22,907

Cash and cash equivalents, end of period	$122,965	$20,640

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,012	$4,871
Income taxes	—	—
Noncash investing and financing activities:
Loans converted to other real estate owned	2,461	4,724
The accompanying notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
	(Dollars in thousands)
Net loss	$(4,309)	$(118)
Other comprehensive income (loss):
Change in unrealized gains on investments, and mortgage backed securities (“MBS”) available for sale, excluding non-credit loss on impairment of securities	615	125
Non-credit loss on impairment on available-for-sale debt	19	(1,507)
Less deferred income tax provision (benefit)	(251)	547
Change in fair value of qualifying cash flow hedge	245	104

Net other comprehensive income (loss)	628	(731)

Comprehensive loss	$(3,681)	$(849)

The accompanying notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp
Notes to Consolidated Financial Statements
(Unaudited)
1.	Basis of Presentation:

The foregoing unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2009. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented.

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

The amortized cost and fair values of investments are as follows (in thousands):

	Available-for-Sale
		Non-Credit
		OTTI
		Recognized	Gross	Gross
	Amortized	in OCI	Unrealized	Unrealized	Fair Value/
	Cost	(Losses)	Gains	Losses	Carrying Value
March 31, 2010
U.S. treasury securities and obligations of U.S. government agencies	$46	$—	$—	$—	$46
Residential mortgage-backed securities	193,645	(1,206)	2,878	(7,910)	187,407

	$193,691	$(1,206)	$2,878	$(7,910)	$187,453

December 31, 2009
U.S. treasury securities and obligations of U.S. government agencies	$51	$—	$—	$—	$51
Residential mortgage-backed securities	188,624	(1,225)	2,662	(8,328)	181,733

	$188,675	$(1,225)	$2,662	$(8,328)	$181,784

	Held-to-Maturity
		Non-Credit
	Carrying	OTTI
	Value/	Recognized	Gross	Gross
	Amortized	in OCI	Unrealized	Unrealized
	Cost	(Losses)	Gains	Losses	Fair Value
March 31, 2010
State and municipal securities	$15,153	$—	$291	$(42)	$15,402
December 31, 2009
State and municipal securities	$15,177	$—	$276	$(56)	$15,397

The following table summarizes the duration of Intermountain’s unrealized losses on available-for-sale and held-to-maturity securities as of the dates indicated (in thousands).

	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
March 31, 2010	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
State and municipal securities	$—	$—	$3,210	$42	$3,210	$42
Residential mortgage-backed securities	62,445	1,926	14,956	5,984	77,401	7,910

Total	$62,445	$1,926	$18,166	$6,026	$80,611	$7,952

	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
December 31, 2009	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
State and municipal securities	$3,196	$56	$—	$—	$3,196	$56
Residential mortgage-backed securities	49,464	1,504	24,124	6,824	73,588	8,328

Total	$52,660	$1,560	$24,124	$6,824	$76,784	$8,384

     At March 31, 2010, the amortized cost and fair value of available-for-sale and held-to-maturity debt securities, by contractual maturity, are as follows (in thousands):

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
One year or less	$—	$—	$635	$641
After one year through five years	46	46	661	690
After five years through ten years	—	—	2,429	2,559
After ten years	—	—	11,428	11,512

	46	46	15,153	15,402
Mortgage-backed securities	193,645	187,407	—	—

	$193,691	$187,453	$15,153	$15,402

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
Intermountain’s investment portfolios are managed to provide and maintain liquidity; to maintain a balance of high quality, diversified investments to minimize risk; to offset other asset portfolio elements in managing interest rate risk; to provide collateral for pledging; and to maximize returns. At March 31, 2010, the Company does not intend to sell any of its available-for-sale securities that have a loss position and it is not likely that it will be required to sell the available-for-sale securities before the anticipated recovery of their remaining amortized cost. The unrealized losses on residential mortgage-backed securities without OTTI were considered by management to be temporary in nature.
At March 31, 2010, residential mortgage-backed securities included a security comprised of a pool of mortgages with a remaining unpaid principal balance of $3.6 million. In March 2009, due to the lack of an orderly market for the security and the declining national economic and housing market, based on analytical modeling taking into consideration a range of factors normally found in an orderly market, the Company recorded a $1.7 million OTTI on this security. Based on the analysis of projected cash flows, $526,000 was charged to earnings as a credit loss during 2009 and $1,225,000 was recognized in other comprehensive income. The Company recorded an additional credit loss impairment of $19,000 for the three months ended March 31, 2010. However, the overall estimated market value on the security improved during this time, reducing the net non-credit value impairment to $1,206,000. At this time, the Company anticipates holding the security until its value is recovered or until maturity, and will continue to adjust its net income and other comprehensive income to reflect potential future credit loss impairments and the security’s market value. The Company calculated the credit loss charges against earnings each quarter by subtracting the estimated present value of future cash flows on the security from its amortized cost at the end of each period.
See Note 11 “Fair Value of Measurements” for more information on the calculation of fair or carrying value for the investment securities.

3.	Goodwill and Other Intangible Assets:
Intermountain has goodwill and core deposit intangible assets which were recorded in connection with business combinations. The Company performs a goodwill impairment analysis on an annual basis as of December 31. Additionally, the Company performs a goodwill impairment evaluation on an interim basis when events or circumstances indicate impairment potentially exists. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others, a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; adverse action or assessment by a regulator; and unanticipated competition. In response to the significant turmoil in the equity market for financial institutions, the Company evaluated its goodwill position at each quarter end during 2009 for potential impairment. The Company engaged an independent consultant at December 31, 2009 to assist management in evaluating the carrying value of goodwill. The evaluation followed the two-step process for evaluating impairment required by accounting guidance. In Step 1, the Company evaluated whether an impairment of goodwill existed at December 31, 2009. This evaluation was based on a comparison of the estimated fair value of the Company in comparison to the book value of the Company’s common equity at December 31, 2009. In estimating the fair value of the Company, management used a combination of discounted cash flow method and the market value approach. The discounted cash flow modeling used estimates of future earnings and cash flows under the assumption that the Company is sold to an independent company, resulting in changes to both its future financial position and operating performance. In particular, the evaluation assumed reductions in investments, borrowings and preferred stock on the balance sheet, and increases in earnings resulting from improved net interest margins from asset deployment into higher-yielding loans, lower credit costs in future years, and additional cost reductions from consolidation with another company. The rate used to discount the cash flows was 14.5% and was based on the modified Capital Asset Pricing Model, commonly used in valuations, which adds various risk and size premiums to an assumed risk-free market interest rate. As part of its Step 1 analysis, management also estimated the Company’s fair value using commonly used market multiples against tangible book value and deposits. The results of Step 1 indicated that a potential impairment did exist at the end of 2009, requiring the Company to engage in Step 2 to determine the amount of the impairment.
The Step 2 evaluation requires the Company to calculate the implied fair value of its goodwill. The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination. The estimated fair value of the Company is allocated to all of the Company’s assets and liabilities, including any unrecognized identifiable assets, as if the Company had been acquired in a business combination and the estimated fair value of the Company is the price paid to acquire it. Any excess of the estimated fair value of the Company as calculated in Step 1 over the fair value of its net assets represents the implied fair value of goodwill. If the carrying amount of goodwill is greater than the implied fair value of that goodwill, an impairment loss would be recognized as a charge to earnings in an amount equal to that excess. In conducting this analysis, management compared the interest rates, maturities, durations and quality of its assets and liabilities against various market factors and made adjustments to the carrying value to arrive at the fair value. The Step 2 analysis indicated that the Company’s fair value at December 31, 2009 exceeded the net fair value of its assets by an amount greater than the carrying value of its goodwill. As a result, the Company determined that no impairment existed in 2009. At March 31, 2010, the Company concluded there were no triggering events that would require an interim impairment evaluation at March 31, 2010. As this evaluation is based on changing market conditions and estimates of current and future values and cash flows, no assurance can be given that an impairment of goodwill will not be required in future periods.
4.	Advances from the Federal Home Loan Bank of Seattle:
At March 31, 2010 and December 31, 2009 the Bank had a $10.0 million FHLB advance at 4.96% that matures in September 2010, a $5.0 million FHLB advance at 0.86% that matures in September 2010, a $5.0 million FHLB advance at 1.49% that matures in September 2011, a $25.0 million FHLB advance at 2.06% that matures in October 2012 and a $4.0 million FHLB advance at 3.11% that matures in September 2014. These notes totaled $49.0 million, and the Bank had the ability to borrow an additional $64.4 million from the FHLB.
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

5.	Other Borrowings:
The components of other borrowings are as follows (in thousands):

	March 31,	December 31,
	2010	2009
Term note payable (1)	$8,279	$8,279
Term note payable (2)	8,248	8,248

Total other borrowings	$16,527	$16,527

(1)	In January 2003, the Company issued $8.0 million of Trust Preferred securities through its subsidiary, Intermountain Statutory Trust I. The debt associated with these securities bears interest on a variable basis tied to the 90-day LIBOR (London Inter-Bank Offering Rate) index plus 3.25%, with interest only paid quarterly. The rate on this borrowing was 3.53% at March 31, 2010. The debt is callable by the Company quarterly and matures in March 2033. During the third quarter of 2008, the Company entered into an interest rate swap contract with Pacific Coast Bankers Bank. The purpose of the $8.2 million notional value swap is to convert the variable rate payments made on our Trust Preferred I obligation to a series of fixed rate payments for five years, as a hedging strategy to help manage the Company’s interest-rate risk. See Note A and B.

(2)	In March 2004, the Company issued $8.0 million of Trust Preferred securities through its subsidiary, Intermountain Statutory Trust II. The debt associated with these securities bears interest on a variable basis tied to the 90-day LIBOR index plus 2.8%, with interest only paid quarterly. The rate on this borrowing was 3.05% at March 31, 2010. The debt is callable by the Company quarterly and matures in April 2034. See Note A and B.
A)	Intermountain’s obligations under the above debentures issued by its subsidiaries constitute a full and unconditional guarantee by Intermountain of the Statutory Trusts’ obligations under the Trust Preferred Securities. In accordance with ASC 810, Consolidation, (formerly FIN 46R, “Consolidation of Variable Interest Entities”), the trusts are not consolidated and the debentures and related amounts are treated as debt of Intermountain.
B)	To conserve the liquid assets of the parent Company, the Company’s Board of Directors has decided to defer regularly scheduled interest payments on its outstanding Junior Subordinated Debentures related to its Trust Preferred Securities (“TRUPS Debentures”) beginning in December 2009. The Company is permitted to defer payments of interest on the TRUPS Debentures for up to 20 consecutive quarterly periods without default. During the deferral period, the Company may not pay any dividends or distributions on, or redeem, purchase or acquire, or make a liquidation payment with respect to the Company’s capital stock, or make any payment of principal or interest on, or repay, repurchase or redeem any debt securities of the Company that rank equally or junior to the TRUPS Debentures.
6.	Earnings Per Share:
The following table presents the basic and diluted earnings per share computations (net loss numbers in thousands):

	Three months Ended
	March 31,
	2010	2009
Numerator:
Net loss — basic and diluted	$(4,309)	$(118)
Preferred stock dividend	419	414

Net loss applicable to common stockholders	$(4,728)	$(532)
Denominator:
Weighted average shares outstanding — basic	8,372,315	8,348,238
Dilutive effect of common stock options, restricted stock awards	—	—

Weighted average shares outstanding — diluted	8,372,315	8,348,238

Loss per share — basic and diluted:
Loss per share — basic	$(0.56)	$(0.06)
Effect of dilutive common stock options	—	—

Loss per share — diluted	$(0.56)	$(0.06)

The weighted average number of potentially dilutive common shares excluded in calculating diluted net income per common share due to the anti-dilutive effect is 254,683 and 230,428 shares for the three months ended March 31, 2010 and 2009, respectively. Common stock equivalents were calculated using the treasury stock method.
7.	Operating Expenses:
The following table details Intermountain’s components of total operating expenses in thousands:

	Three months ended
	March 31,
	2010	2009
Salaries and employee benefits	$5,832	$5,706
Occupancy expense	1,828	1,968
Advertising	222	299
Fees and service charges	651	598
Printing, postage and supplies	389	361
Legal and accounting	324	280
FDIC Assessment	469	153
OREO expense	253	116
OREO valuation adjustments in the period (1)	777	33
Other expense	815	1,258

Total operating expenses	$11,560	$10,772

(1)	Amount includes chargedowns and gains/losses on sale of OREO
Salaries and employee benefits expense increased $126,000 or 2.21%, over the three month period last year as a result of $290,000 in severance costs associated with a staff reduction plan implemented in the first quarter. The severance costs were offset by decreased staffing levels and lower incentive compensation expense. Efforts to reduce compensation expense continue in 2010, as the Company has reduced additional staff, suspended salary increases for executives and officers and reduced other compensation plans.
Occupancy expenses decreased $140,000, or 7.1%, for the three month period ended March 31, 2010 compared to the same period one year ago. The decrease was comprised of a decrease in rent and computer hardware and software expense as additional cost control measures have been implemented. The Company expects these expenses to remain stable in 2010, as it has postponed building expansion plans and limited new hardware and software purchases.
The advertising expense decrease of $77,000 for the three month period compared to the same period one year ago reflected reductions in general advertising and media expenses, as the need for broad advertising in the current market has been limited. The $53,000 increase in fees and service charges for the three month period ended March 31, 2010 compared to the same period one year ago primarily reflected increased loan collection, repossession and liquidation expenses. Printing, postage and supplies increased $28,000 for the three-month period in comparison to last year’s total. The increase reflected timing of the payment of postage and supply expense during the quarter, and is not anticipated to remain at higher levels in subsequent quarters. Legal and accounting fees increased by $44,000 in comparison to the same three month period in 2009 as increasing legal expenses related to loan collection and compensation analysis were partially offset by a reduction in consulting fees.
FDIC expenses increased $316,000, or 206.5% for the three month period over the same period last year as FDIC insurance premium rates have increased substantially over the same period one year ago. OREO expense, related valuation adjustments and gain/loss on sale of OREO increased $881,000 for the three month period over the same period last year. The Company has been aggressively migrating problem assets into and out of OREO through the credit cycle, resulting in a larger number of OREO properties outstanding during the period and a higher amount of charge offs and gains/losses related to the sale of OREO properties than in the first quarter of 2009. Other expenses decreased $443,000 or 35.2%, for the three month period over the same period last year, reflecting decreases in telecommunications, computer services, training and travel costs, and expense associated with funding the reserve for unfunded loan commitments.

8.	Income Taxes:
Intermountain uses an estimate of future earnings and tax planning strategies to determine whether or not the benefit of its net deferred tax asset will be realized. In conducting this analysis, management has assumed economic conditions will continue to be very challenging in 2010, followed by gradual improvement in the ensuing years. These assumptions are in line with both national and regional economic forecasts. As such, its estimates include credit losses that are significantly elevated in 2010, but less so than those experienced in 2009, followed by improvement in ensuing years as the economy improves and the Company’s loan portfolio turns over. It also assumes improving net interest margins beginning in 2011, and reductions in operating expenses as credit costs abate and its other cost reduction strategies continue. Based on these estimates and potential additional tax planning strategies that it could employ to accelerate taxable income, the Company has determined that it is not required to establish a valuation allowance for the deferred tax assets, as management believes it is more likely than not that the net deferred tax asset will be realized principally through future reversals of existing taxable temporary differences. Management further believes that future taxable income will be sufficient to realize the benefits of the $10.1 million net operating loss carry forward included in the net deferred tax asset. However, to the extent that this analysis is based on estimates that are reliant on future economic conditions, management cannot assure that valuation impairment on its tax asset will not be required in future periods.
9.	Stock-Based Compensation Plans:
The Company utilized its stock to compensate employees and directors under the 1999 Director Stock Option Plan, the 1999 Employee Plan and the 1988 Employee Plan (together the “Stock Option Plans”). On January 14, 2009, the terms of the Amended and Restated 1999 Employee Stock Option and Restricted Stock Plan and the 1999 Director Stock Option Plan expired. Upon recommendation of management and approval of the Board of Directors, it was determined that, due to the economic uncertainty, the Board would not seek to implement a new plan at this time. The 1988 Employee Stock Option Plan was a predecessor plan to the Amended and Restated 1999 Employee Stock Option and Restricted Stock Plan. Because each of these plans has expired, shares may no longer be awarded under these plans. However, awards remain unexercised or unvested under these plans. The Company did not grant options to purchase Intermountain common stock or restricted stock during the three months ended March 31, 2010 or March 31, 2009.
In 2003, stockholders approved a change to the 1999 Employee Option Plan to provide for the granting of restricted stock awards. The Company granted restricted stock to directors and employees beginning in 2005. The restricted stock vests 20% per year, over a five-year period. The Company granted no restricted shares during either of the three months ended March 31, 2010 and 2009. For the three months ended March 31, 2010 and 2009, restricted stock expense totaled $122,000 and $93,000, respectively. Total expense related to stock-based compensation recorded in the three months ended March 31, 2010 and 2009 was $122,000 and $93,000, respectively.
A summary of the changes in stock options outstanding for the three months ended March 31, 2010, is presented below:

	Three months ended March 31, 2010
	(dollars in thousands, except per share amounts)
		Weighted	Weighted
	Number	Average	Average
	of	Exercise	Remaining
	Shares	Price	Life (Years)
Beginning Options Outstanding, Jan 1, 2010	254,686	$6.35
Options Granted	—	—
Exercises	—	—
Forfeitures	(12,526)	7.85

Ending options outstanding, March 31, 2010	242,160	6.27	2.6

Exercisable at March 31, 2010	242,160	$6.27	2.6

The total intrinsic value of options exercised during the three months ended March 31, 2010 and 2009 was $0 and $7,000, respectively. A summary of the Company’s nonvested restricted shares for the three months ended March 31, 2010, is presented below:

		Weighted-
		Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Balance at January 1, 2010	72,718	$15.71
Granted	—	—
Vested	(23,439)	18.65
Forfeited	(2,144)	16.38

Balance at March 31, 2010	47,135	$14.22

10.	Derivative Financial Instruments
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
Interest Rate Swaps — Designated as Cash Flow Hedges
The tables below identify the Company’s interest rate swaps at March 31, 2010 and December 31, 2009, which were entered into to hedge certain LIBOR-based trust preferred debentures and designated as cash flow hedges pursuant to ASC 815 (dollars in thousands):

March 31, 2010
			Receive Rate	Pay Rate	Type of Hedging
Maturity Date	Notional Amount	Fair Value(Loss)	(LIBOR)	(Fixed)	Relationship

Pay Fixed, Receive Variable:
October 2013	$8,248	$(806)	0.25%	4.58%	Cash Flow

December 31, 2009
			Receive Rate	Pay Rate	Type of Hedging
Maturity Date	Notional Amount	Fair Value (Loss)	(LIBOR)	(Fixed)	Relationship

Pay Fixed, Receive Variable:
October 2013	$8,248	$(678)	0.28%	4.58%	Cash Flow

The fair values, or unrealized losses, of $806,000 at March 31, 2010 and $678,000 at December 31, 2009 are included in other liabilities. The Company has begun to defer the interest payments on the related Trust Preferred borrowing beginning with the January 2010 scheduled remittance. A calculation of the effectiveness of the hedge was prepared. It was concluded that although the hedge is effective, there is small amount of ineffectiveness due to the delayed payments. The Company expensed $90,000 in interest expense in the three months ended March 31, 2010 related to the ineffective portion of the hedge. The changes in fair value, net of tax, are separately disclosed in the statement of changes in stockholders’ equity as a component of comprehensive income. Net cash flows from these interest rate swaps are included in interest expense on trust preferred debentures. The unrealized loss at March 31, 2010 is a component of comprehensive income for March 31, 2010. At March 31, 2010, Intermountain had $550,000 in pledged certificates of deposit and $492,000 in restricted cash as collateral for the cash flow hedge. A rollfoward of the amounts in accumulated other comprehensive income related to interest rate swaps designated as cash flow hedges follows:

	Three Months Ended
	Mar 31, 2010	Mar 31, 2009

Unrealized loss at beginning of period	$(678)	$(985)
Amount of loss recognized in other comprehensive income	(128)	104

Unrealized loss at end of period	$(806)	$(881)

Interest Rate Swaps — Not Designated as Hedging Instruments Under ASC 815
The Company has purchased certain derivative products to allow the Company to effectively convert a fixed rate loan to a variable rate payment stream. The Company economically hedges derivative transactions by entering into offsetting derivatives executed with third parties upon the origination of a fixed rate loan with a customer. Derivative transactions executed as part of this program are not designated as ASC 815 hedge relationships and are, therefore, marked to market through earnings each period. In most cases the derivatives have mirror-image terms, which result in the positions’ changes in fair value offsetting completely through earnings each period. However, to the extent that the derivatives are not a mirror-image, changes in fair value will not completely offset, resulting in some earnings impact each period. Changes in the fair value of these interest rate swaps are included in other non-interest income. The following table summarizes these interest rate swaps as of March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010		December 31, 2009
	Notional		Notional
	Amount	Fair Value Gain	Amount	Fair Value Gain

Interest rate swaps with third party financial institutions	$2,559	$31	$2,559	$57

At March 31, 2010, loans receivable included $31,000 of derivative assets and other liabilities included $0 of derivative assets related to these interest rate swap transactions. At March 31, 2010, the interest rate swaps had a maturity date of March 2019. At March 31, 2010, Intermountain had $72,000 in restricted cash as collateral for the interest rate swaps.
11.	Fair Value Measurements
Fair value is defined under ASC 820-10 as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal market for the asset or liability in an orderly transaction between market participants on the measurement date. In support of this principle ASC 820-10 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy is as follows:
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
The following table presents information about the Company’s assets measured at fair value on a recurring basis as of March 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands).

		Fair Value Measurements
		At March 31, 2010, Using
		Quoted Prices
		In Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
Description	March 31, 2010	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:
U.S. treasury securities and obligations of U.S. government agencies	$46	$—	$46	$—
Residential mortgage backed securities (“MBS”)	187,407	—	157,411	29,996
Other Assets — Derivative	31	—	—	31

Total Assets Measured at Fair Value	$187,484	$—	$157,457	$30,027

Other Liabilities — Derivatives	$806	$—	$—	$806

	Fair Value Measurements
	At December 31, 2009 Using
		Quoted Prices
		In Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
Description	Dec 31, 2009	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:
U.S. treasury securities and obligations of U.S. government agencies	$51	$—	$51	$—
Residential mortgage backed securities (“MBS”)	181,733	—	149,497	32,236
Other Assets — Derivative	57	—	—	57

Total Assets Measured at Fair Value	$181,841	$—	$149,548	$32,293

Other Liabilities — Derivatives	$678	$—	$—	$678
     The changes in Level 3 assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 are summarized as follows (in thousands):
Fair Value Measurement Transfers- Assets

	Fair Value Measurements Using Significant
	Unobservable Inputs ( Level 3)
Description	Residential MBS	Derivatives	Total
January 1, 2010 Balance	$32,236	$57	$32,293
Total gains or losses (realized/unrealized)
Included in earnings	(19)	(26)	(45)
Included in other comprehensive income	911	—	911
Principal Payments	(3,132)	—	(3,132)
Transfers in and /or out of Level 3	—	—	—

March 31, 2010 Balance	$29,996	$31	$30,027

Fair Value Measurement Transfers- Liabilities

Fair Value Measurements
Using Significant Unobservable
Inputs ( Level 3)
Description	Derivatives
January 1, 2010 Balance	$678
Total gains or losses (realized/unrealized)
Included in earnings	90
Included in other comprehensive income	38

March 31, Balance	$806

     The table below presents a portion of the Company’s loans measured at fair value on a nonrecurring basis as of March 31, 2010, because they are impaired loans and the Company’s OREO, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands).

	Fair Value Measurements
	At March 31, 2010, Using
		Quoted Prices
		In Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
Description	Mar 31, 2010	(Level 1)	(Level 2)	(Level 3)
Loans(1)	$66,494	$—	$—	$66,494
OREO	11,538	—	—	11,538

Total Assets Measured at Fair Value	$78,032	$—	$—	$78,032

(1)	Represents impaired loans, net, which are included in loans.
     Impaired loans are valued based on either the estimated fair value of the cash flows to be received or the fair value of the underlying collateral supporting the loan less selling costs. Real estate collateral on these loans and the Company’s other real estate owned (“OREO”) is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace. Management reviews these valuations and makes additional valuation adjustments, as necessary, including subtracting estimated costs of liquidating the collateral or selling the OREO. The related nonrecurring fair value measurement adjustments have been classified as Level 3 because of the significant assumptions required to estimate future cash flows on these loans, and the rapidly changing and uncertain collateral values underlying the loans. Extreme volatility and the lack of relevant and current sales data in the Company’s market areas for various types of collateral create additional uncertainties and require the use of multiple sources and management judgment to make adjustments.
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
     Available for Sale Securities. Securities totaling $157.4 million classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtained fair value measurements from an independent pricing service and internally validated these measurements. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus, prepayment speeds, credit information and the bond’s terms and conditions, among other things.
     The available for sale portfolio also includes $30.0 million in super senior or senior tranche collateralized mortgage obligations not backed by a government or other agency guarantee. These securities are collateralized by fixed rate prime or Alt A mortgages, are structured to provide credit support to the senior tranches, and are carefully analyzed and monitored by management. Because of disruptions in the current market for mortgage-backed securities and collateralized mortgage obligations, an active market did not exist for these securities at March 31, 2010. This is evidenced by a significant widening in the bid-ask spread for these types of securities and the limited volume of actual trades made. As a result, less reliance can be placed on easily observable market data, such as pricing on transactions involving similar types of securities, in determining their current fair value. As such, significant adjustments were required to determine the fair value at the March 31, 2010 measurement date. These securities are valued using Level 3 inputs.
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
     In evaluating securities in the investment portfolio for OTTI, the Company evaluated the following factors:
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
     Based on the factors above, the Company has determined that one security comprised of a pool of mortgages was subject to OTTI as of March 31, 2009. During 2009, the Company recorded an OTTI of $1,751,000 on this security. Of the total $1,751,000 OTTI, $526,000 was related to credit losses and was a charge against earnings. The remaining $1,225,000 reflected non-credit value impairment and was charged against the Company’s other comprehensive income and reported capital on the balance sheet. The Company conducted a similar analysis on the estimated cash flows in the first quarter of 2010, and as a result of this analysis, recorded additional credit loss impairments of $19,000 against earnings. At this time, the Company anticipates holding the security until its value is recovered or maturity, and will continue to adjust its other comprehensive income and capital position to reflect the security’s current market value. The Company calculates the credit loss charge against earnings by subtracting the estimated present value of estimated future cash flows on the security from its amortized cost.
     Loans. Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for impaired loans when establishing the allowance for credit losses. Such amounts are generally based on either the estimated fair value of the cash flows to be received or the fair value of the underlying collateral supporting the loan less selling costs. Real estate collateral on these loans and the Company’s OREO is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace. Management reviews these valuations and makes additional valuation adjustments, as necessary, including subtracting estimated costs of liquidating the collateral or selling the OREO. The related nonrecurring fair value measurement adjustments have generally been classified as Level 3 because of the significant assumptions required to estimate future cash flows on these loans, and the rapidly changing and uncertain collateral values underlying the loans. Extreme volatility and the lack of relevant and current sales data in the Company’s market areas for various types of collateral create additional uncertainties and require the use of multiple sources and management judgment to make adjustments. Loans subject to nonrecurring fair value measurement were $66.5 million at March 31, 2010 all of which were classified as Level 3.
     Other Real Estate Owned. At the applicable foreclosure date, OREO is recorded at fair value of the real estate, less the estimated costs to sell the real estate. Subsequently, OREO is carried at the lower of cost or net realizable value (fair value less estimated selling costs), and is periodically assessed for impairment based on fair value at the reporting date. Fair value is determined from external appraisals and other valuations using judgments and estimates of external professionals. Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3. The Company’s OREO at March 31, 2010 totaled $11.5 million, all of which was classified as Level 3.

     Interest Rate Swaps. During the third quarter of 2008, the Company entered into an interest rate swap contract with Pacific Coast Bankers Bank. The purpose of the $8.2 million notional value swap is to convert the variable rate payments made on the Trust Preferred I obligation (see Note 5 — Other Borrowings) to a series of fixed rate payments for five years, as a hedging strategy to help manage the Company’s interest-rate risk. This contract is carried as an asset or liability at fair value, and as of March 31, 2010, it was a liability with a fair value of $806,000.
     During the first quarter of 2009, the Company entered into an interest rate swap contract with Pacific Coast Bankers Bank. The purpose of the $1.6 million notional value swap is to convert the fixed rate payments earned on a loan receivable to a series of variable rate payments for ten years, as a hedging strategy to help manage the Company’s interest-rate risk. This contract is carried as an asset or liability at fair value, and as of March 31, 2010, it was an asset with a fair value of $5,000. During the second quarter of 2009, the Company entered into an interest rate swap contract with Pacific Coast Bankers Bank. The purpose of the $1.0 million notional value swap is to convert the fixed rate payments earned on a loan receivable to a series of variable rate payments for ten years, as a hedging strategy to help manage the Company’s interest-rate risk. This contract is carried as an asset or liability at fair value, and as of March 31, 2010, it was an asset with a fair value of $26,000.
     Intermountain is required to disclose the estimated fair value of financial instruments, both assets and liabilities on and off the balance sheet, for which it is practicable to estimate fair value. These fair value estimates are made at March 31, 2010 based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price an asset could be sold at or the price a liability could be settled for. However, given there is no active market or observable market transactions for many of the Company’s financial instruments, the Company has made estimates of many of these fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimated values.
     The estimated fair value of the financial instruments as of March 31, 2010 and December 31, 2009, are as follows (in thousands):

	March 31, 2010		December 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash, cash equivalents, restricted cash and federal funds sold	$125,352	$125,352	$104,835	$104,835
Interest bearing certificates of deposit	550	550	862	862
Available-for-sale securities	187,453	187,453	181,784	181,784
Held-to-maturity securities	15,153	15,402	15,177	15,397
Loans held for sale	4,970	4,970	6,574	6,574
Loans receivable, net	623,515	635,935	655,602	683,300
Accrued interest receivable	4,812	4,812	5,077	5,077
BOLI	8,488	8,488	8,397	8,397
Financial liabilities:
Deposit liabilities	826,006	796,801	819,321	786,704
Borrowings	152,183	151,065	160,760	160,469
Accrued interest payable	1,396	1,396	1,211	1,211
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
12. Subsequent Events
     Intermountain performed an evaluation of subsequent events through the date this report was filed with the Securities and Exchange Commission.
13. New Accounting Pronouncements:
In May 2009, the FASB issued guidance on subsequent events that standardizes accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In February 2010, the FASB amended its guidance on subsequent events. As a public reporting company, the Company is required to evaluate subsequent events through the date its financial statements are issued. The adoption of these rules did not have a material impact on its consolidated financial statements.
In June 2009, the FASB issued standards on accounting for transfers of financial assets, removing the concept of qualifying special-purpose entities as an accounting criteria that had provided an exception to consolidation, and provided additional guidance on requirements for consolidation. This guidance became effective for the Company on January 1, 2010, and did not have a material impact on its consolidated financial statements.
In January 2010, the FASB issued guidance on considerations related to implementation of fair value measurement disclosures. This update to the codification specifically addresses: 1) transfers between levels 1, 2 and 3 of the fair value hierarchy; 2) level of disaggregation of derivative contracts for fair value measurement disclosures; and 3) disclosures about fair value measurement inputs and valuation techniques. This guidance became effective for the Company on March 31, 2010, and did not have a material impact on its consolidated financial statements.
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This report contains forward-looking statements. For a discussion about such statements, including the risks and uncertainties inherent therein, see “Forward-Looking Statements.” Management’s Discussion and Analysis of Financial Condition and Results of

Operations should be read in conjunction with the Consolidated Financial Statements and Notes presented elsewhere in this report and in Intermountain’s Form 10-K for the year ended December 31, 2009.
General
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
     Since opening in 1981, the Bank has continued to grow by opening additional branch offices throughout Idaho and has also expanded into the states of Oregon and Washington. During 1999, the Bank opened its first branch under the name of Intermountain Community Bank, a division of Panhandle State Bank, in Payette, Idaho. Over the next several years, the Bank continued to open branches under both the Intermountain Community Bank and Panhandle State Bank names. In January 2003, the Bank acquired a branch office from Household Bank F.S.B. located in Ontario, Oregon, which is now operating under the Intermountain Community Bank name. In 2004, Intermountain acquired Snake River Bancorp, Inc. (“Snake River”) and its subsidiary bank, Magic Valley Bank, and the Bank now operates three branches under the Magic Valley Bank name in south central Idaho. In 2005 and 2006, the Company continued to open branches under the Intermountain Community and Panhandle State Bank names.
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
     Intermountain is positioning itself to prosper in the new economy arising from the prolonged economic downturn. Its strengths provide the foundation for growth and profitability in the future. These include the following:
•	A strong, loyal and low-cost deposit franchise with proven growth capabilities: 62% of Intermountain’s deposits are in low-cost transaction accounts, resulting in a cost of funds that has consistently been below its peer group. Intermountain has maintained this low-cost deposit focus while growing since 1999 from the 8th ranked bank by deposit market share to the 2nd in the core markets it serves (Source: FDIC and Federal Financial Institutions Examination Council (“FFIEC”) Uniform Bank Performance Report (“UBPR”) data).

•	A high net interest margin (3.57% for the quarter ended March 31, 2010) relative to peers with opportunity for improvement in a future rising rate environment: Intermountain has consistently maintained a higher net interest margin than its peer group (Source: UBPR data), and has positioned its balance sheet to capitalize on the likelihood of future rising market interest rates.

•	A sophisticated, and increasingly effective, risk management system: Tempered by its experiences during the current downturn, Intermountain has developed a refined credit loss forecasting system, an integrated approach to credit, liquidity, capital and other risk factors, and a well-seasoned credit administration function.

•	An operational and compliance infrastructure built for future profitable growth: During the past three years, Intermountain has focused on upgrading talent, technology and operational processes to facilitate further balance sheet growth without corresponding expense increases.

•	A relatively young, but highly experienced, management team: The executive and senior management team averages under 50 years old, but still generally exceeds 20 years in banking experience, most of which has been in the Company’s defined core and growth markets. The current economic cycle has provided outstanding learning opportunities for the team, which it is incorporating into current and future plans.
     Management anticipates that banking in the future will be similar in some ways to the past, and very different in other ways. It has defined potential opportunities in terms of prospects within the Company’s core markets of north, southwest rural, and south central Idaho, and within its growth markets of Spokane, Boise, and contiguous eastern Washington and northern Idaho counties. While it cannot guarantee that it will pursue, or be successful in pursuing opportunities in this new environment, it believes the following represent potential prospects.
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
     We believe deposit growth and pricing will continue to be a cornerstone of the Company’s success. As demonstrated by its past successes, the growth of low-cost core deposits has always been a focus. Management will continue this core focus, while pursuing opportunities to gain additional market share from stressed competitors in its defined core and growth markets. Based on FDIC call report data, the Company has identified approximately $1 billion in deposits at banks in its core markets that are exhibiting relatively high levels of distress, and another $3 billion in its growth markets. When combined with potential organic growth, a relatively small capture of these distressed deposits over the next few years could allow the Bank to double its total deposits.
     The Company also sees additional opportunities in improving its efficiency. The last three years have been challenging for the Company as it first sought to build operational infrastructure for a larger institution, then faced very significant credit-related costs. These costs masked underlying improvement in operating expenses. In the future, management believes the infrastructure that has been built will allow the Company to expand its assets and revenues to a great extent without corresponding increases in expenses. When combined with lower anticipated credit costs, this could lead to relatively rapid improvement in efficiency for the Company. During 2010, it will continue to focus on rationalizing its cost structure and has already made significant expense reduction moves, including reducing staff and executing additional outsourcing contracts.
     Management believes that non-interest revenue growth may be challenging in the near-term because of new regulatory restrictions, particularly on overdraft income. However, it continues to take steps to expand and diversify its revenue sources. These include expanding its trust and investment service opportunities to both new and existing customers, increasing debit and credit card revenues, pursuing other partners to work with on its secured savings credit card program, and reorganizing and enhancing its mortgage banking operation.

     In addition to the above, management believes that disruption and consolidation in the market may lead to other opportunities as well. Subject to regulatory and capital constraints, management believes that attractive acquisition opportunities within its footprint may begin to appear and that Intermountain may be in a unique position to capitalize on them. Intermountain is the largest publicly traded bank holding company headquartered in Idaho, and has existing branches in Washington and Oregon, which may help facilitate future transactions. Even if these opportunities are not available, large disruptions create potential opportunities to attract strong new employees and customers.
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
     Management believes the allowance for loan losses was adequate at March 31, 2010. While management uses available information to provide for loan losses, the ultimate collectability of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions and other relevant factors. A further slowdown in economic activity could adversely affect cash flows for both commercial and individual borrowers, as a result of which the Company could experience increases in nonperforming assets, delinquencies and losses on loans.
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
     Management evaluates investment securities for other-than-temporary declines in fair value on a periodic basis. If the fair value of investment securities falls below their amortized cost and the decline is deemed to be other-than-temporary, the securities’ fair value will be analyzed based on market conditions and expected cash flows on the investment security. The Company calculates a credit loss charge against earnings by subtracting the estimated present value of estimated future cash flows on the security from its amortized cost. At March 31, 2010, residential mortgage-backed securities included a security comprised of a pool of mortgages with a remaining unpaid balance of $3.6 million. Due to the lack of an orderly market for the security, its fair value was determined to be $2.1 million at March 31, 2010 based on analytical modeling taking into consideration a range of factors normally found in an orderly market. Of the $1.7 million unrealized loss on the security, based on an analysis of projected cash flows, a total of $545,000 has been charged to earnings as a credit loss, including $526,000 in 2009 and $19,000 in the first quarter of 2010. The remaining $1.2 million was recognized in other comprehensive income. Charges to income could occur in future periods due to a change in management’s intent to hold the investments to maturity, a change in management’s assessment of credit risk, or a change in regulatory or accounting requirements.
     Goodwill and Other Intangible Assets. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible elements in the business acquired. Intermountain’s goodwill relates to value inherent in the banking business and the value is dependent upon Intermountain’s ability to provide quality, cost-effective services in a competitive market place. As such, goodwill value is supported ultimately by revenue that is driven by the volume of business transacted. A decline in earnings as a result of a lack of growth or the inability to deliver cost-effective services over sustained periods can lead to impairment of goodwill that could adversely impact earnings in future periods. Goodwill is not amortized, but is subjected to impairment analysis each December. In addition, GAAP requires an impairment analysis to be conducted any time a “triggering event” occurs in relation to goodwill. Management believes that the significant market disruption in the financial sector and the declining market valuations experienced over the past year created a “triggering event.” As such, management conducted interim evaluations of the carrying value of goodwill in each quarter of 2009, including the quarter ended December 31, 2009. As a result of this analysis, no impairment existed as of December 31, 2009. Major assumptions used in determining impairment were projected increases in future income, sales multiples in determining terminal value and the discount rate applied to future cash flows. However, future events could cause management to conclude that Intermountain’s goodwill is impaired, which would result in the recording of an impairment loss. Any resulting impairment loss could have a material adverse impact on Intermountain’s financial condition and results of operations. Other intangible assets consisting of core-deposit intangibles with definite lives are amortized over the estimated life of the acquired depositor relationships. At March 31, 2010, the carrying value of the Company’s goodwill and core deposit intangible was $11.7 million and $407,000, respectively. At March 31, 2010, the Company concluded there were no triggering events that would require interim evaluation at March 31, 2010. As this evaluation is based on changing market conditions and estimates of current and future values and cash flows, no assurance can be given that an impairment of goodwill will not be required in future periods. See Part II — Other Information, Section 1A. Risk Factors.
     Real Estate Owned. Property acquired through foreclosure of defaulted mortgage loans is carried at the lower of cost or fair value less estimated costs to sell. At the applicable foreclosure date, OREO is recorded at fair value of the real estate, less the estimated costs to sell the real estate. Subsequently, OREO is carried at the lower of cost or fair value, and is periodically re-assessed for impairment based on fair value at the reporting date. Development and improvement costs relating to the property are capitalized to the extent they are deemed to be recoverable.
     Intermountain reviews its OREO for impairment in value on a periodic basis and whenever events or circumstances indicate that the carrying value of the property may not be recoverable. In performing the review, if expected future undiscounted cash flow from the use of the property or the fair value, less selling costs, from the disposition of the property is less than its carrying value, a loss is recognized. Because of rapid declines in real estate values in the current distressed environment, management has increased the frequency and intensity of its valuation analysis on its OREO properties. As a result of this analysis, carrying values on some of these properties have been reduced, and it is reasonably possible that the carrying values could be reduced again in the near term.
     Fair Value Measurements. ASC 820 “Fair Value Measurements” (formerly SFAS 157) establishes a standard framework for measuring fair value in GAAP, clarifies the definition of “fair value” within that framework, and expands disclosures about the use of fair value measurements. A number of valuation techniques are used to determine the fair value of assets and liabilities in Intermountain’s financial statements. These include quoted market prices for securities, interest rate swap valuations based upon the modeling of termination values adjusted for credit spreads with counterparties, and appraisals of real estate from independent licensed appraisers, among other valuation techniques. Fair value measurements for assets and liabilities where there exists limited or no observable market data are based primarily upon estimates, and are often calculated based on the economic and competitive environment, the characteristics of the asset or liability and other factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. Additionally, there are inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values. Significant changes in the aggregate fair value of assets and liabilities required to be measured at fair value or for impairment will be recognized in the income statement under the framework established by GAAP. If impairment is determined, it could limit the ability of Intermountain’s banking subsidiaries to pay dividends or make other payments to the Holding Company. See Note 11 to the Consolidated Financial Statements for more information on fair value measurements.
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
     Income Taxes. Income taxes are accounted for using the asset and liability method. Under this method a deferred tax asset or liability is determined based on the enacted tax rates which will be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in the Company’s income tax returns. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established to reduce the net carrying amount of deferred tax assets if it is determined to be more likely than not, that all or some portion of the potential deferred tax asset will not be realized. The Company uses an estimate of future earnings, an evaluation of its loss carryback ability and tax planning strategies to determine whether or not the benefit of its net deferred tax asset will be realized. The analysis used to determine whether a valuation allowance is required and if so, the amount of the allowance, is based on estimates of future taxable income and the effectiveness of future tax planning strategies. These estimates require significant management judgment about future economic conditions and Company performance. Further deterioration in economic conditions or Company performance could require the establishment of a valuation allowance and a resulting charge against the earnings of the Company in future periods. See Part II — Other Information, Section 1A. Risk Factors.
Results of Operations
     Overview. Intermountain recorded a net loss applicable to common stockholders of $4.7 million, or $0.56 per diluted share for the three months ended March 31, 2010, compared with a net loss applicable to common stockholders of $9.0 million or $1.07 per diluted share for the fourth quarter of 2009 and a net loss applicable to common stockholders of $532,000 or $0.06 per diluted share, for the three months ended March 31, 2009. The smaller loss over the sequential quarter reflects improved net interest income, lower operating expenses, and a smaller loan loss provision. In comparison to first quarter 2009, the higher net loss in 2010 reflects lower net interest and non-interest income, and higher operating and loan loss provision expenses.

     The annualized return on average assets (“ROAA”) was -1.62%, -3.17% , and -0.04% for the three months ended March 31, 2010, December 31, 2009 and March 31, 2009, respectively. The annualized return on average common equity (“ROAE”) was -31.37%, -52.53%, and -2.55% for the three months ended March 31, 2010, December 31, 2009 and March 31, 2009, respectively.
     While substantially better than fourth quarter 2009 results, the Company’s first quarter results continue to reflect challenging economic and credit conditions, pressuring both revenue and expense streams. In response to this environment, management continues to focus on strong balance sheet management, particularly in improving asset quality, and maintaining conservative capital and liquidity levels. Some of its actions, including the maintenance of excess funds in relatively low-yielding cash equivalent and investment securities, the reduction in its loan portfolio, and the maintenance of elevated loss reserves have negatively impacted earnings to common stockholders in the short-term. However, these actions provide a foundation from which we expect to recover and grow when economic conditions improve. In addition, the Company expects that its strong focus on balancing local deposit growth with reducing funding costs will enhance future opportunities when rates increase and the lending environment improves.
     Net Interest Income. The most significant component of earnings for the Company is net interest income, which is the difference between interest income from the Company’s loan and investment portfolios, and interest expense on deposits, repurchase agreements and other borrowings. During the three months ended March 31, 2010, December 31, 2009 and March 31, 2009, net interest income was $8.4 million, $7.9 million, and $9.9 million, respectively. The increase in net interest income from the prior quarter primarily reflects a reduction in interest reversals and foregone interest on loans that were placed on non-accrual status or written down. This was partially offset by lower yields and higher amortization of premiums on securities, as prepayment speeds on the Company’s existing mortgage-backed securities portfolio increased temporarily, reflecting decisions by FNMA and FHLMC to pay off all defaulted mortgages over a several-month period beginning in the first quarter. The comparison against results from first quarter last year reflects the impacts of an overall reduction in earning assets, a more conservative, lower-yielding asset mix, and the lag effect of lower market rates on the Company’s earning assets.
     Average interest-earning assets decreased by 3.9% to $957.3 million for the three months ended March 31, 2010, compared to $996.0 million for the three months ended March 31, 2009. The decrease was driven by a reduction of $97.1 million or 12.9% in average loans, offset by an increase in average investments and cash of $58.4 million or 24.1% over the three month period in 2009. Loan volumes continued to reflect paydowns and write-downs of existing loan balances, and a downturn in loan originations caused by the slowing economy, lower demand and tighter underwriting standards. The increase in investments and cash resulted from strong deposit growth and the Company’s decision to place the additional funding in short-term investments and cash equivalents to enhance liquidity.
     Average interest-bearing liabilities increased by 0.7% or $6.7 million for the three month period ended March 31, 2010 compared to March 31, 2009. This included a $28.0 million or 3.5% growth in average deposits, offset by a $21.3 million or 12.0% decrease in FHLB advances and other borrowings. Increases in average deposits from first quarter last year reflected deposit growth from the Bank’s local markets as branch staff successfully acquired additional customer balances.
     Net interest margin was 3.57% for the three months ended March 31, 2010, a 0.37% increase from the three months ended December 31, 2009 and a 0.46% decrease from the same period last year, The improvement from year end reflected lower funding costs and lower levels of foregone interest on nonaccrual loans in the first quarter, while comparative results from a year ago continued to be negatively impacted by lower market interest rates, and the shift to a more conservative asset mix.
     The Company has continued to focus on lowering its cost of funds, even as deposit balances increased from year end and from the first quarter of the prior year. The cost of funds on interest-bearing liabilities dropped from 1.86% in first quarter 2009 to 1.33% for the most recent quarter. Intermountain has sought to manage liability costs carefully, and its cost of funds continues to be at the low end of its peer group. As a result of these efforts and continuing stronger asset yields, the Company’s net interest margin remains well above average for its peer group.
     Given current economic conditions, the Company believes that non-accrual loans and conservative asset management will continue to negatively impact the net interest margin at least through the balance of 2010. However, declining funding costs and stabilizing market interest rates should offset some of these impacts. As such, management is focusing on building a balance sheet and core customer base to sustain the current margin, and prepare for resumption of more normal economic and rate conditions in the future.

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
The provision for losses on loans totaled $6.8 million for the three months ended March 31, 2010, compared to a provision of $11.1 million for the three months ended December 31, 2009, and $2.8 million for the three months ended March 31, 2009. The following table summarizes provision and loan loss allowance activity for the periods indicated.

	March 31,
	2010	2009
	(Dollars in thousands)
Balance Beginning January 1	$(16,608)	$(16,433)
Charge-Offs
Commercial loans	1,158	264
Commercial real estate loans	1,071	204
Commercial construction loans	61	102
Land and land development loans	2,166	991
Agriculture loans	183	—
Multifamily loans	8	—
Residential loans	566	195
Residential construction loans	—	—
Consumer Loans	189	158
Municipal Loans	—	—

Total Charge-offs	5,402	1,914
Recoveries
Commercial Loans	(226)	(71)
Commercial real estate loans	(1)	—
Commercial construction loans	—	—
Land and land development loans	(2)	—
Agriculture loans	—	—
Multifamily loans	—	—
Residential Loans	(7)	—
Residential construction loans	—	—
Consumer Loans	(47)	(79)
Municipal Loans	—	—

Total Recoveries	(283)	(150)
Net charge-offs	5,119	1,764
Transfers	—	—
Provision for losses on loans	(6,808)	(2,770)
Sale of loans	—	—

Balance at March 31	$(18,297)	$(17,439)
Ratio of net charge-offs to average net loans (annualized)	3.24%	0.97%
Allowance — Unfunded Commitments
Balance Beginning January 1	$(11)	$(14)
Adjustment	(5)	(353)
Transfers	—	—

Allowance — Unfunded Commitments at March 31	$(16)	$(367)
     Net chargeoffs totaled $5.1 million in the first quarter, compared to $11.1 million in the fourth quarter and $1.8 million in first quarter, 2009. Chargeoffs continued to be centered in the bank’s commercial, commercial real estate and development portfolio, although the balances remaining and overall risk exposure in this segment have now decreased significantly. The overall risk exposure has decreased due to the decrease in loan balances in these categories and slight improvement in the performance of these loan categories. The loan loss allowance to total loans ratio was 2.85% at March 31, 2010, compared to 2.47% at December 31, 2009 and 2.35% at March 31, 2009, respectively. At the end of the quarter, the allowance for loan losses totaled 80.1% of nonperforming loans compared to 87.2% at year end 2009 and 59.5% of nonperforming loans at March 31, 2009.

     Given the current distressed and volatile credit environment, management continues to evaluate and adjust the loan loss allowance carefully and frequently to reflect the most current information available concerning the Company’s markets and loan portfolio. In its evaluation, management considers current economic and borrower conditions in both the pool of loans subject to specific impairment, and the pool subject to a more generalized allowance based on historical and other factors. When a loan is characterized as impaired, the Company performs a specific evaluation of the loan, focusing on potential future cash flows likely to be generated by the loan, current collateral values underlying the loan, and other factors such as government guarantees or guarantor support that may impact repayment. Based on this evaluation, it sets aside a specific reserve for this loan and/or charges down the loan to its net realizable value (selling price less estimated closing costs) if it is unlikely that the Company will receive any cash flow beyond the amount obtained from liquidation of the collateral. If the loan continues to be impaired, management periodically re-evaluates the loan for additional potential impairment, and charges it down or adds to reserves if appropriate. Since late 2008, banking regulators have increased pressure on banks, including the Bank, to charge off loans more rapidly than had previously been encouraged. On the pool of loans not subject to specific impairment, management evaluates both regional and loan-specific historical loss trends to develop its base reserve level on a loan-by-loan basis. It then modifies those reserves by considering the risk grade of the loan, current economic conditions, the recent trend of defaults, trends in collateral values, underwriting and other loan management considerations, and unique market-specific factors such as water shortages or other natural phenomena. Given the continuing high level of problem assets, uncertain economic conditions, and regulatory pressure, it is reasonably likely that the Company’s reserve levels will remain higher than those it maintained prior to 2008 for a sustained period of time.
     Information with respect to non-performing loans, classified loans, troubled debt restructures, non-performing assets, and loan delinquencies is as follows:
Non-Accrual Trending

	March 31,	December 31,
	2010	2009
	(Dollars in thousands)
Non-accrual loans	$22,791	$18,468
Non-accrual loans as a percentage of net loans receivable	3.66%	2.82%
Total allowance related to non-accrual loans	$3,340	$965
Interest income recorded on non-accrual loans	$1,173	$1,126
Credit Quality Trending

	March 31,	December 31,
	2010	2009
	(Dollars in thousands)
Loans past due in excess of 90 days and still accruing	$50	$586
Non-accrual loans	22,791	18,468

Total non-performing loans	22,841	19,054
OREO	11,538	11,538

Total non-performing assets (“NPAs”)	$34,379	$30,592

Classified loans(1)	$71,076	$77,176
Troubled debt restructured loans(2)	$3,201	$4,604
Non-accrual loans as a percentage of net loans receivable	3.66%	2.82%
Total non-performing loans as a % of net loans receivable	3.66%	2.91%
Total NPAs as a percentage of loans receivable(3)	5.51%	4.67%
Allowance for loan losses (“ALLL”) as a percentage of non-performing loans	80.1%	87.2%
Total NPAs as a % of total assets(3)	3.20%	2.83%
Total NPAs as a % of tangible capital + ALLL (“Texas Ratio”)(3)	37.84%	32.85%
Loan delinquency ratio (30 days and over)	0.33%	1.06%

(1)	Classified loan totals are inclusive of non-performing loans and may also include troubled debt restructured loans, depending on the grading of these restructured loans.

(2)	Represents accruing restructured loans performing according to their modified terms. Restructured loans that are not performing according to their modified terms are included in non-accrual loans. No other funds are available for disbursement on restructured loans.

(3)	NPAs include both nonperforming loans and OREO.
     The $22.8 million balance in non-accrual loans as of March 31, 2010 consists primarily of a mix of land development, commercial real estate, commercial and residential loans. Prior periods reflected higher levels of construction and land development loans, but many of these have now been resolved or foreclosed. As the economic downturn continues, the Company has experienced some increase in non-performing commercial, residential and commercial real estate loans, but the growth has been moderate, particularly in comparison to the construction and development portfolio. Non-performing loans are carried on the Company’s financial statements at the net realizable value that management anticipates receiving on the loans. The Company has evaluated the borrowers and the collateral underlying these loans and determined the probability of recovery of the loans’ principal balance. Given the volatility in the current market, the Company continues to monitor these assets closely and reevaluate the expected cash flows and collateral values on a frequent and periodic basis. This re-evaluation may create the need for additional write-downs or additional loss reserves on these assets. The balance of non-accrual loans was $18.5 million as of December 31, 2009.
     After peaking in mid-2009 at $96.2 million, the Company’s internally classified loans have dropped significantly to $77.2 million at December 31, 2009 and $71.1 million at March 31, 2010 as a result of aggressive workout and disposition efforts by the Company’s special assets team. Classified loans are loans for which management believes it may experience some problems in obtaining repayment under the contractual terms of the loan, and are inclusive of the Company’s non-accrual loans. However, categorizing a loan as classified does not necessarily mean that the Company will experience any or significant loss of expected principal or interest.
     At March 31, 2010, and December 31, 2009 classified loans (loans with risk grades 6, 7 or 8) by loan type are as follows (in thousands):

	March 31, 2010		Dec 31, 2009
	Amount	%	Amount	%
		(Dollars in thousands)
Commercial	$14,350	20.2%	$11,685	15.1%
Commercial real estate	14,031	19.7%	12,409	16.1%
Commercial construction	13,048	18.4%	15,554	20.2%
Land and land development loans	12,215	17.2%	20,136	26.1%
Agriculture	9,376	13.2%	9,637	12.5%
Multifamily	561	0.8%	695	0.9%
Residential real estate	5,924	8.3%	5,433	7.0%
Residential construction	1,158	1.6%	1,165	1.5%
Consumer	413	0.6%	462	0.6%
Municipal	—	—%	—	—%

Total classified loans	$71,076	100.0%	$77,176	100.0%

     As illustrated, classified loans are no longer concentrated in the residential construction and land development segments, because the Company has moved aggressively to reduce its exposure to these loan types. In general, the other types of classified loans represent higher opportunities for full repayment and lower risk of loss, because they generally rely on multiple repayment sources, including other types of collateral that have not experienced the level of devaluation experienced by residential land and construction assets.
     Non-performing assets comprised 3.20% of total assets at March 31, 2010, and 2.83% and 3.52% at December 31, 2009 and March 31, 2009, respectively. Non-performing assets to tangible capital plus the loan loss allowance (the “Texas Ratio”) equaled 37.84% at March 31, 2010 versus 32.85% at December 31, 2009 and 33.48% at March 31, 2009. The moderate first quarter increase in non-performing assets and the Texas Ratio reflects the migration of some additional impaired credits into non-performing status, but is likely to be offset in the second quarter by scheduled disposition activity.

     The 30-day and over loan delinquency rate improved significantly in the first quarter to 0.33%, a rate much lower than experienced in recent prior quarters, including 1.06% at year end 2009. Since 30-day delinquency trends often foreshadow more serious credit issues, a lower delinquency rate, if sustained, would likely reflect improving asset quality conditions.
     The following tables summarize NPAs by type and geographic region, and provides trending information over the past year.

				E. Oregon,			% of Loan
	North Idaho —	Magic		SW Idaho			Type to Total
NPAs by location	Eastern	Valley	Greater	Excluding			Non-Performing
3/31/2010	Washington	Idaho	Boise Area	Boise	Other	Total	Assets
	(Dollars in thousands)
Commercial loans	$4,207	$276	$793	$6	$—	$5,282	15.3%
Commercial real estate loans	3,751	1,127	1,383	475	30	6,766	19.7%
Commercial construction loans	2,006	—	—	1,852	—	3,858	11.2%
Land and land development loans	6,144	1,102	1,872	996	2,875	12,989	37.8%
Agriculture loans	—	—	80	170	—	250	0.7%
Multifamily loans	—	—	—	—	—	—	0.0%
Residential real estate loans	2,677	182	444	357	380	4,040	11.8%
Residential construction loans	1,173	—	—	—	—	1,173	3.4%
Consumer loans	13	8	—	—	—	21	0.1%

Total	$19,971	$2,695	$4,572	$3,856	$3,285	$34,379	100.0%

Percent of total NPAs	58.1%	7.8%	13.3%	11.2%	9.6%	100.0%
Percent of NPAs to total loans in each region(1)	5.5%	5.3%	6.0%	3.2%	10.7%	5.4%

(1)	NPAs include both nonperforming loans and OREO.
Nonperforming Asset Trending By Category

	March 31,	December 31,	March 31,
	2010	2009	2009
		(Dollars in thousands)
Commercial loans	$5,282	$2,653	$4,225
Commercial real estate loans	6,766	5,235	731
Commercial construction loans	3,858	3,133	5,514
Land and land development loans	12,989	14,055	21,566
Agriculture loans	250	834	1,690
Multifamily loans	—	135	—
Residential real estate loans	4,040	3,195	3,482
Residential construction loans	1,173	1,264	986
Consumer loans	21	88	173

Total NPAs by Categories	$34,379	$30,592	$38,367

     The volume of non-performing residential land and construction assets continues to be higher than other loan types, but is decreasing rapidly. Non-performing commercial and commercial real estate loan balances have increased moderately, primarily reflecting the addition of one or two larger relationships in each category. These segments are being monitored and managed carefully to minimize further deterioration. The geographic breakout of nonperforming assets reflects the stronger market presence the Company holds in Northern Idaho and Eastern Washington and aggressive reductions in non-performing assets in the greater Boise market through property sales and loan writedowns. Generally, the North Idaho, Spokane and Magic Valley economies and real estate markets have performed better than the Boise area of southwest Idaho. Much of the Company’s remaining portfolio in southwestern Idaho is located in the agri-business-oriented ‘Tri-County’ area along the border of Idaho and Oregon. Because of its rural nature, this area has also been more stable than Boise.
     While some indicators of stabilization in both economic trends and real estate sales and valuations appeared in late 2009 and early 2010, significant improvement is not forecast for the balance of 2010. Based on local forecasts, full recovery is likely to occur slowly and over a multi-year period. As such, management believes that classified loans, non-performing assets, and credit losses will likely remain elevated in 2010, but at lower levels than those experienced in 2009. Subsequent to 2010, management believes that the credit portfolio will continue to improve, but problem assets and credit costs may remain at higher levels in 2011 than those experienced prior to 2008. If this holds true, the Company’s allowance for loan losses would likely remain at higher levels than its historical experience prior to 2008 as well. Given market volatility and future uncertainties, as with all forward-looking statements, management cannot assure nor guarantee the accuracy of these future forecasts.
     Management continues to focus its efforts on managing and reducing the level of non-performing assets, classified loans and delinquencies. It uses a variety of analytical tools and an integrated stress testing program involving both qualitative and quantitative modeling to assess the current and projected state of its credit portfolio. The results of this program are integrated with the Company’s capital and liquidity modeling programs to manage and mitigate future risk in these areas as well. In early 2010, the Company contracted with an independent loan review firm to further evaluate and provide independent analysis of our portfolio and make recommendations for portfolio management improvement. In particular, the review quantified and stratified the loans in the Bank’s portfolio based upon layered risk, product type, asset class, loans-to-one borrower, and geographic location. The purpose of the review was to provide an independent assessment of the potential imbedded risks and dollar exposure within the Bank’s loan portfolio. The scope included 1,000 loans representing over 80% of the total loan portfolio and included specific asset evaluations and loss forecasts for the majority of the loan portfolio. The firm employed seasoned financial and commercial lending personnel to complete the individual loan reviews. Based on its evaluation of both external and internal loan review results, management does not believe that it needs to materially alter its 12-month forward loss projections. It has and continues to incorporate a number of the recommendations made by the review firm into its ongoing credit management process.
     Other Income. Total other income was $2.5 million, $2.7 million, and $3.5 million for the three months ended March 31, 2010, December 31, 2009, and March 31, 2009, respectively.
     Fees and service charges earned on deposit, trust and investment accounts continue to be the Bank’s primary sources of other income. Fees and service charges in the first quarter increased by $118,000 from the previous year, as deposit account and investment sales activity picked up. The Company is evaluating and implementing new fee structures, training and marketing programs to further enhance fee income through reduced waivers, increased pricing and additional cross-selling of other services. The Company has also completed its evaluation of the impact of new federal regulation on overdraft charges effective in July 2010, and is implementing plans to change its overdraft service program to comply with the new rules while bolstering income and customer satisfaction. The Company will be contacting customers by July and offering them the option to opt in to one of our overdraft service plans. Despite the Company’s efforts, the initial implementation of the regulation in July 2010 may have a moderately negative impact on the Company’s overdraft income for the year.
     Loan related fee income decreased by $47,000, or 8.7%, for the three months ended March 31, 2010 compared to one year ago due to lower mortgage loan sale volumes and smaller gains on each loan. The first quarter of 2009 was characterized by heavy refinance activity as mortgage rates bottomed out, triggering a mini-boom in refinance applications. The Company has restructured its mortgage banking function to enhance origination volume and income, and is building a servicing portfolio to improve customer service and provide a more stable source of fee income in the future.
     The Company recognized $53,000 in gains on securities transactions during the first quarter, compared to gains on securities transactions totaling $1.3 million in the first quarter of 2009. The credit loss on impaired securities declined from $244,000 in the first quarter of 2009 to $19,000 in 2010, as default rates on the mortgages underlying the impaired security stabilized (see Note 2 of the Consolidated Financial Statements for more information on this security).
     BOLI income was relatively flat from the prior year as yields were stable and the Company did not purchase or liquidate BOLI assets. Other non-interest income decreased $45,000, reflecting lower secured credit card contract income over first quarter 2009. Income from this contract is expected to increase over the next three quarters based on higher pricing, before terminating with the end of the contract in late 2010. The Company is evaluating various alternatives, including partnering with other card providers, to replace this income source in future years.
     Operating Expenses. Operating expense for the first quarter of 2010 totaled $11.6 million, a decrease of $1.7 million from the sequential quarter and an increase of $788,000 over first quarter 2009. The decrease from the prior quarter reflects lower expenses across most categories, but particularly lower occupancy expenses, credit costs, advertising, and legal and accounting fees. The increase in operating expenses over the 2009 period reflects higher FDIC insurance premium expense, higher credit-related costs, and additional writedowns on the Company’s OREO portfolio.
     Salaries and employee benefits expense for the three months ended March 31, 2010 increased $126,000, or 2.2% compared to the same period one year ago. In the first quarter of 2010, the Company implemented a restructuring plan that will result in a 32-person, or approximately 8%, reduction in staff by the end of April. Most of the plan was implemented in the middle of March, resulting in severance costs totaling $290,000. Future expense savings from this restructuring are estimated to be approximately $600,000 per quarter. Other efforts to control compensation expense continue in 2010, as the Company has suspended salary increases for executives and officers and reduced other compensation plans. At March 31, 2010, full-time-equivalent employees (FTE) totaled 395, compared with 406 at December 31, 2009 and 410 at March 31, 2009. Because of the timing of the reduction, the FTE numbers do not fully reflect the restructuring plan implementation. The Company continues to evaluate opportunities for further process improvement and restructuring.
     Occupancy expenses were $1.8 million for the three months ended March 31, 2010, a 7.1% decrease compared to March 31, 2009. The decrease from last year reflects reduced rent expense and lower hardware, software, and equipment purchasing activity, as previous infrastructure investments have enhanced efficiency and reduced the need for additional purchasing activity.
     At $469,000, FDIC expense was up $316,000 or 207% from the first quarter of the prior year, as substantially higher assessment rates increased expenses significantly. Given the need to recapitalize the FDIC insurance fund, future assessments are likely to remain high.
     OREO expenses for three months ended March 31, 2010 decreased $325,000 or 56.2% from December 31, 2009, and increased $137,000 or 118.1% from the same quarter in the previous year. OREO valuation adjustments totaled $777,000 for the quarter ended March 31, 2010 compared to $1.6 million in the fourth quarter and $33,000 in the first quarter of 2009, respectively. OREO expenses and adjustments are likely to remain elevated in 2010, but should continue to decline from the peaks reached in late 2009 as the Company reduces its OREO balances and liquidation activity subsides.
     The Company’s efficiency ratio was 105.7% for the three months ended March 31, 2010, compared to 125.0% for the three months ended December 31, 2009 and 80.3% for the three months ended March 31, 2009. The Company has been and continues to execute strategies to reduce controllable expenses to improve efficiency. However, flat asset growth, net interest margin compression and substantially higher credit-related expenses and FDIC insurance premiums have hampered efficiency gains. With economic conditions likely to remain challenging in the near future, the Company is executing additional efficiency and cost-cutting efforts. Management anticipates that as it completes the action plans developed under prior initiatives and undertakes its new plans, the Company’s efficiency and expense ratios will improve. Stabilization and improvement in economic conditions in the future should also improve efficiency, as net interest income rebounds and credit-related costs subside.
     Income Tax Provision. Intermountain recorded federal and state income tax benefits of $3.1 million and $5.2 million for the three months ended March 31, 2010 and December 31, 2009, respectively, and a tax benefit of $9,000 for the three months ended March 31, 2009. The effective tax rates used to calculate the tax benefit were (42.0%), (37.9%) and (7.1%) for the quarters ended March 31, 2010, December 31, 2009, and March 31, 2009, respectively. The substantial change in the tax benefit and effective tax rate over the same period last year reflects the higher pre-tax loss experienced in the first quarter of 2010.
     Intermountain uses an estimate of future earnings and tax planning strategies to determine whether or not the benefit of its net deferred tax asset will be realized. In conducting this analysis, management has assumed economic conditions will continue to be very challenging in 2010, followed by gradual improvement in the ensuing years. These assumptions are in line with both national and regional economic forecasts. As such, its estimates include credit losses that are significantly elevated in 2010, but less so than those experienced in 2009, followed by improvement in ensuing years as the economy improves and the Company’s loan portfolio turns over. It also assumes improving net interest margins beginning in 2011, and reductions in operating expenses as credit costs abate and its other cost reduction strategies continue. Based on these estimates and potential additional tax planning strategies that it could employ to accelerate taxable income, the Company has determined that it is not required to establish a valuation allowance for the deferred tax assets as management believes it is more likely than not that the net deferred tax asset of $19.9 million will be realized principally through future reversals of existing taxable temporary differences. Management further believes that future taxable income will be sufficient to realize the benefits of the $10.1 million net operating loss carry forward included in the net deferred tax asset. However, to the extent that this analysis is based on estimates that are reliant on future economic conditions, management cannot assure that a valuation impairment on its tax asset will not be required in future periods. See Part II — Other Information, Section 1A. Risk Factors.
Financial Position
     Assets. At March 31, 2010, Intermountain’s assets were $1.07 billion, down $4.7 million from $1.08 billion at December 31, 2009. During this period, decreases in loans receivable were offset by increases in investments available for sale and cash and cash equivalents. Given the challenging economic climate, the Company continues to manage its balance sheet cautiously, limiting asset growth and shifting the mix from loans to more conservative and liquid investments.
     Investments. Intermountain’s investment portfolio at March 31, 2010 was $202.6 million, an increase of $5.6 million from the December 31, 2009 balance of $197.0 million. The increase was primarily due to additional purchases of new agency-guaranteed mortgage-backed securities, offset by sales and principal paydowns of both unguaranteed and agency-guaranteed mortgage backed securities (“MBS”). During the three months ended March 31, 2010, the Company sold $6.3 million in investment securities resulting in a $53,000 pre-tax gain, while simultaneously positioning the portfolio to perform better in a rising rate environment. As of March 31, 2010, the balance of the unrealized loss on investment securities, net of federal income taxes, was $3.1 million, compared to an unrealized loss at December 31, 2009 of $3.4 million. Illiquid markets for some of the Company’s securities, and increasing long-term interest rates produced the unrealized loss for both periods, although the net loss on non-agency guaranteed securities continues to decline.
     In March, 2009, residential mortgage-backed securities included a security comprised of a pool of mortgages with a remaining unpaid principal balance of $4.2 million. In the three months ended March 31, 2009, due to the lack of an orderly market for the security and the declining national economic and housing market, its fair value was determined to be $2.5 million at that time based on analytical modeling taking into consideration a range of factors normally found in an orderly market. Of the $1.7 million original OTTI on this security, based on an analysis of projected cash flows, $244,000 was charged to earnings as a credit loss and $1.5 million was recognized in other comprehensive income. The Company recorded additional credit loss impairments of $198,000 and $84,000, respectively in the third and fourth quarters of 2009, and $19,000 in the first quarter of 2010. However, the overall estimated market value on the security improved during this time, reducing the net non-credit value impairment to $1.2 million. At this time, the Company anticipates holding the security until its value is recovered or until maturity, and will continue to adjust its net income and other comprehensive income to reflect potential future credit loss impairments and the security’s market value. The Company calculated the credit loss charges against earnings each quarter by subtracting the estimated present value of future cash flows on the security from its amortized cost at the end of each period.
     Loans Receivable. At March 31, 2010 net loans receivable totaled $623.5 million, down $32.1 million or 4.9% from $655.6 million at December 31, 2009. During the three months ended March 31, 2010, total loan originations were $88.8 million compared to $93.5 million for the prior year’s comparable period. However, this change is a smaller decrease than in recent prior quarters, which may signal the beginning of more stable economic conditions and improved borrowing demand. As part of its Powered By Community initiative, the Company continues to market residential and commercial lending programs to help ensure the credit needs of its communities are met.
     The following table sets forth the composition of Intermountain’s loan portfolio at the dates indicated. Loan balances exclude deferred loan origination costs and fees and allowances for loan losses.

	March 31, 2010		December 31, 2009
	Amount	%	Amount	%
		(Dollars in thousands)
Commercial loans	$132,137	20.58	$131,562	19.57
Commercial real estate loans	175,591	27.35	172,726	25.69
Commercial construction	39,663	6.18	45,581	6.78
Land and land development loans	80,795	12.59	88,604	13.18
Agriculture loans	94,883	14.78	110,256	16.40
Multifamily loans	17,796	2.77	18,067	2.69
Residential real estate loans	63,658	9.92	65,544	9.75
Residential construction loans	15,533	2.42	16,626	2.47
Consumer loans	17,068	2.66	18,287	2.72
Municipal loans	4,812	0.75	5,061	0.75

Total loans	641,936	100.00	672,314	100.00

Allowance for loan losses	(18,297)		(16,608)
Deferred loan fees, net of direct origination costs	(124)		(104)

Loans receivable, net	$623,515		$655,602

Weighted average interest rate	6.09%		6.15%

     As a result of the Company’s continued efforts to reduce residential construction and land development exposure, these loan categories declined an additional $8.9 million in the first quarter. They now represent 15% of the Company’s total loan portfolio, less than half of the total exposure at its peak in 2007. Commercial loans increased slightly in a traditionally slow season as the Company targeted additional production in this area, particularly of government-guaranteed loans. Agricultural loans reflected normal seasonal paydowns, and should rebound as the growing season resumes. Commercial construction loans dropped, reflecting paydowns and the conversion of some loans into the term commercial real estate portfolio. Most other categories were unchanged or slightly lower, continuing to reflect slow economic conditions.
     The commercial real estate portfolio is well-diversified and consists of a mix of owner and non-owner occupied properties, with relatively few true non-owner-occupied investment properties. The Company has lower concentrations in this segment than most of its peers, and has underwritten these properties cautiously. In particular, it has limited exposure to speculative investment office buildings and retail strip malls, two of the higher risk segments in this category. While tough economic conditions are increasing the risk in this portfolio, it continues to perform well with low delinquency and loss rates.
     The commercial and agricultural portfolios are also diversified with a variety of small business and agricultural loans that have held up well during this economic downturn. Most agricultural markets continue to perform well, and the Company has very limited exposure to the severely impacted dairy market. The Company’s small business portfolio is spread across the markets it serves, which has provided diversification benefits as many of its markets have performed better economically than the national market.
     The residential and consumer portfolios consist primarily of first and second mortgage loans, unsecured loans to individuals, and auto, boat and RV loans. These portfolios have performed very well with limited delinquencies and defaults. These loans have generally been underwritten with relatively conservative loan to values, reasonable debt-to-income ratios and required income verification.
     High unemployment and decreased asset values continue to challenge Intermountain’s customers and its loan portfolios. However it appears that economic conditions may be stabilizing, and management believes that its underwriting standards and aggressive identification and management of credit problems are having a positive impact on its credit portfolios. Losses are likely to remain elevated in 2010, but at lower levels than in 2009, with continued improvement in subsequent years.
Geographic Distribution
     As of March 31, 2010, the Bank’s loan portfolio by loan type and geographical market area was:

				E. Oregon,			% of Loan
	North Idaho-	Magic	Greater	SW Idaho,			type to
	Eastern	Valley	Boise	excluding			total
Loan Portfolio by Location	Washington	Idaho	Area	Boise	Other	Total	loans
	(Dollars in thousands)
Commercial loans	$87,162	$11,201	$13,505	$18,954	$1,315	$132,137	20.6%
Commercial real estate loans	113,725	15,797	19,348	14,919	11,802	175,591	27.3%
Commercial construction loans	30,280	889	7,298	430	766	39,663	6.2%
Land and land development loans	57,534	6,861	11,029	4,335	1,036	80,795	12.6%
Agriculture loans	1,275	7,087	16,821	66,828	2,872	94,883	14.8%
Multifamily loans	9,065	—	1,071	—	7,660	17,796	2.8%
Residential real estate loans	40,865	6,234	3,834	8,278	4,447	63,658	9.9%
Residential construction loans	10,036	604	2,444	2,344	105	15,533	2.4%
Consumer loans	8,877	1,928	1,462	4,166	635	17,068	2.6%
Municipal loans	4,586	226	—	—	—	4,812	0.8%

Total	$363,405	$50,827	$76,812	$120,254	$30,638	$641,936	100.0%

Percent of total loans in geographic area	56.61%	7.92%	11.97%	18.73%	4.77%	100.00%
Percent of total loans where real estate is the primary collateral	72.00%	65.13%	61.67%	42.26%	84.95%	65.26%

     As illustrated, 75% of the Company’s loans are in north Idaho, eastern Washington and southwest Idaho outside the Boise area. Although economic trends and real estate valuations have worsened in these market areas, delinquency levels and price declines have been less significant than in the Boise area or other areas of the country. This reflects the differing economies in these areas, generally more conservative lending and borrowing norms, and more restrained building and development activity. In particular, large national and regional developers and builders did not enter and subsequently exit these markets. The southwest Idaho and Magic Valley markets are largely agricultural areas which have not seen rapid price appreciation or depreciation over the last few years. Through aggressive loan workout efforts, the Company has reduced its exposure to the Boise area market significantly over the past year, particularly its residential construction and land development loans in this area. The “Other” category noted above largely represents loans made to local borrowers where the collateral is located outside the Company’s communities. The mix in this category is relatively diverse, with the highest proportions in Oregon, Washington, California, Nevada and Wyoming, but no single state comprising more than 32% of this total or 1.6% of the total loan portfolio.
Participation loans where Intermountain purchased part of the loan and was not the lead bank totaled $18.4 million at March 31, 2010. $7.1 million of the total is a condominium project in Boise that is currently classified, but is being managed very closely, and for which no loss is expected. The remaining loans are all within the Company’s footprint and considered not to present significant risk at this time.
     The following table sets forth the composition of Intermountain’s loan originations for the periods indicated.

	Three months ended
	March 31,
	2010	2009	% Change
	(Dollars in thousands)
Commercial	$45,673	$46,975	(2.8)
Commercial real estate	27,426	15,323	79.0
Residential real estate	14,583	28,287	(48.4)
Consumer	1,095	2,456	(55.4)
Municipal	—	478	(100.0)

Total loans originated	$88,777	$93,519	(5.1)

     First quarter 2010 origination results reflect stable demand in commercial loans, and increased demand in commercial real estate loans, although part of the increase was related to conversions of construction loans. Spurred by record low rates, the beginning of the federal government’s first time homebuyer credit program, and strong refinance activity, 2009 residential real estate originations were particularly strong in comparison to 2010. The Company anticipates commercial, commercial real estate and residential real estate origination activity to slowly increase as the economy improves, borrowing demand returns, and customers from distressed banks seek new credit from Intermountain. Residential construction and land development originations are likely to remain constricted.
     Office Properties and Equipment. Office properties and equipment decreased 1.6% to $41.8 million at March 31, 2010 as a result of depreciation recorded for the three months ended March 31, 2010. Reflecting efficiencies gained from prior infrastructure investments, the Company has been able to reduce its recent hardware, software and equipment purchases.
     Other Real Estate Owned. Other real estate owned remained unchanged at $11.5 million at March 31, 2010 and December 31, 2009. The Company sold 15 properties totaling $1.6 million during the three months ended March 31, 2010 and had 45 properties in the OREO portfolio at March 31, 2010. The Company continues to actively market and liquidate its OREO properties, with strong disposition activity scheduled for the second quarter.

Other Real Estate Owned Activity

	2010	2009
	(Dollars in thousands)
Balance, beginning of period, January 1	$11,538	$4,541
Additions to OREO	2,461	4,724
Proceeds from sale of OREO	(1,684)	(180)
Valuation Adjustments in the period(1)	(777)	(33)

Balance, end of period, March 31	$11,538	$9,052

(1)	Amount includes chargedowns and gains/losses on sale of OREO
     Intangible Assets. Intangible assets decreased slightly as a result of continuing amortization of the core deposit intangible. As discussed above in the Critical Accounting Policies section, the Company concluded there were no triggering events that would have required a goodwill evaluation as of March 31, 2010. The Company determined that no impairment existed at March 31, 2010.
     BOLI and All Other Assets. Bank-owned life insurance (“BOLI”) and other assets increased to $45.5 million at March 31, 2010 from $41.4 million at December 31, 2009. The increase was primarily due to increases in the net deferred tax asset, related to both increased temporary tax differences and an anticipated tax-loss carryforward resulting from the Company’s year-to-date loss.
     Deposits. Total deposits increased $6.7 million to $826.0 million at March 31, 2010 from $819.3 million at December 31, 2009. The growth occurred, despite difficult economic conditions, competitive market pressures, particularly from more distressed banks, and seasonal factors that normally restrict Company deposit growth in the first quarter. Growth from local depositors totaled $10.7 million, as Intermountain continued to emphasize this as a critical priority in building for the future. Management has shifted resources and implemented compensation plans, promotional strategies and new products to spur local deposit growth. Brokered certificates of deposit (“CDs”) dropped $4 million during the quarter.
     The following table sets forth the composition of Intermountain’s deposits at the dates indicated.

	March 31, 2010		December 31, 2009
	Amount	%	Amount	%
		(Dollars in thousands)
Non-interest bearing demand accounts	$160,174	19.4	$168,244	20.5
NOW and money market 0.0% to 4.65%	351,117	42.5	340,070	41.5
Savings and IRA 0.0% to 5.75%	78,554	9.5	77,623	9.5
Certificate of deposit accounts (CDs)	93,140	11.3	86,381	10.6
Jumbo CDs	83,727	10.1	82,249	10.0
Brokered CDs	50,428	6.1	54,428	6.6
CDARS CDs to local customers	8,866	1.1	10,326	1.3

Total deposits	$826,006	100.0	$819,321	100.0

Weighted average interest rate on certificates of deposit		2.47%		2.52%
Core Deposits as a percentage of total deposits (1)		82.3%		81.6%
Deposits generated from the Company’s market area as a % of total deposits		93.9%		93.4%

(1)	Core deposits consist of non-interest bearing checking, money market checking, savings accounts, and certificate of deposit accounts of less than $100,000 (excluding public deposits).
     In a slow growth environment, the Company continues to focus on balancing deposit growth with maintaining and improving its already low cost of funds. Interest bearing transaction accounts and retail CDs generated much of the growth since year end, despite lower interest rates and a competitive deposit environment. Non-interest bearing accounts were down moderately, largely reflecting traditional seasonal factors in the Company’s local markets. Overall, transaction account deposits comprised 61.9% of total deposits at March 31, 2010, up from 58.5% a year ago. Upcoming renewals of CDs in the second and third quarter will provide additional opportunity for the Company to reprice these deposits at lower current market rates. Intended runoff of brokered deposits totaled $4.0 million in the quarter and $15.5 million for the past 12 months, and this category of funding presently accounts for just 6.1% of total deposits. Collateralized deposits also declined by $3.5 million from the same period a year ago.
     The Company’s strong local, core funding base, high percentage of checking, money market and savings balances and careful management of its brokered CD funding provide lower-cost, more reliable funding to the Company than most of its peers and add to the liquidity strength of the Bank. Growing the local funding base at a reasonable cost remains a critical priority for the Company’s management and production staff. The Company uses a combination of proactive branch staff efforts and a dedicated team of deposit sales specialists to target and grow deposit balances. It emphasizes personalized service, local community involvement and targeted campaigns to generate deposits, rather than media campaigns or advertised rate specials. The introduction of new sales platform technology, web-banking enhancements, and social networking capabilities in 2010 should spur additional low cost deposit growth.
     Deposits by location are as follows (dollars in thousands):

Deposits by Location	3/31/2010	% of total deposits
North Idaho — Eastern Washington	$400,320	48.5%
Magic Valley Idaho	69,523	8.4%
Greater Boise Area	78,830	9.5%
Southwest Idaho — Oregon excluding Boise	167,534	20.3%
Administration, Secured Savings	109,799	13.3%

Total	$826,006	100.0%

     The Company attempts to, and has been successful in balancing loan and deposit growth in each of the market areas it serves. While northern Idaho and eastern Washington deposits currently exceed those in the Company’s southern Idaho and eastern Oregon markets, deposits in these markets have been growing rapidly over the past few years. The Company’s deposit market share has grown significantly over the past ten years, and it now ranks second in overall market share in its core markets. Intermountain is the deposit market share leader in five of the eleven counties in which it operates.
     Borrowings. Deposit accounts are Intermountain’s primary source of funds. Intermountain also relies upon advances from the Federal Home Loan Bank of Seattle, repurchase agreements and other borrowings to supplement its funding, reduce its overall cost of funds, and to meet deposit withdrawal requirements. These borrowings totaled $152.2 million and $160.8 million at March 31, 2010 and December 31, 2009, respectively. The first quarter balance consisted of $49.0 million in advances from the FHLB, $86.7 million in repurchase agreements, mostly to local municipal customers as part of strong customer relationships, and $16.5 million in trust preferred securities. The first quarter decrease resulted from normal seasonal reductions in repurchase agreements, as local municipal customers withdrew funds for operating purposes and deposit growth replaced the need for these funds.
Interest Rate Risk
     The results of operations for financial institutions may be materially and adversely affected by changes in prevailing economic conditions, including rapid changes in interest rates, declines in real estate market values and the monetary and fiscal policies of the federal government. Like all financial institutions, Intermountain’s net interest income and its NPV (the net present value of financial assets, liabilities and off-balance sheet contracts), are subject to fluctuations in interest rates. Intermountain utilizes various tools to assess and manage interest rate risk, including an internal income simulation model that seeks to estimate the impact of various rate changes on the net interest income and net income of the bank. This model is validated by comparing results against various third-party estimations. Currently, the model and third-party estimates indicate that Intermountain is slightly asset-sensitive. An asset-sensitive bank generally sees improved net interest income and net income in a rising rate environment, as its assets reprice more rapidly and/or to a greater degree than its liabilities. The opposite is true in a falling interest rate environment. When market rates fall, an asset-sensitive bank tends to see declining income. Net interest income results for the past several years reflect this, as short-term market rates fell over the past 24 months, resulting in lower net interest income and net income levels, particularly in relation to the level of interest-earning assets.
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
     Additionally, the extent to which borrowers prepay loans is affected by prevailing interest rates. When interest rates increase, borrowers are less likely to prepay loans. When interest rates decrease, borrowers are generally more likely to prepay loans. In the current credit markets, prepayment speeds have accelerated as borrowers refinance into lower rates, pay down debt to improve their financial position, or liquidate assets as part of problem loan work-out strategies. Prepayments may affect the levels of loans retained in an institution’s portfolio, as well as its net interest income. This has been the case over the past year, as Intermountain experienced rapid declines in loan volumes and resulting decreases in its net interest income. Prepayments are likely to slow in future periods as the economy improves and rates begin rising. Intermountain maintains an asset and liability management program intended to manage net interest income through interest rate cycles and to protect its income by controlling its exposure to changing interest rates.
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
     As discussed above, Intermountain uses a simulation model designed to measure the sensitivity of net interest income and net income to changes in interest rates. This simulation model is designed to enable Intermountain to generate a forecast of net interest income and net income given various interest rate forecasts and alternative strategies. The model is also designed to measure the anticipated impact that prepayment risk, basis risk, customer maturity preferences, volumes of new business and changes in the relationship between long-term and short-term interest rates have on the performance of Intermountain. The results of modeling indicate that the estimated impact of changing rates on net interest income in a 100 and 300 basis point upward adjustment and a 100 basis point downward adjustment in market interest rates are within the guidelines established by management. While the impacts on net income of upward 100 and downward 100 basis point market rate adjustments are also within the established guidelines, the net income increase in a 300 basis point upward adjustment is above the guidelines. Because the results indicate improvements in net interest income and net income in these scenarios, and management believes there is a greater likelihood of flat or higher market rates in the future than lower rates, it perceives its current level of interest rate risk as moderate. The scenario analysis for net income has been impacted by the unusual current year operating results of the Company, which increases the impact of upward adjustments.
     Intermountain is continuing to pursue strategies to manage the level of its interest rate risk while increasing its long-term net interest income and net income: 1) through the origination and retention of a diversified mix of variable and fixed-rate consumer, business banking, commercial real estate loans, and residential loans which generally have higher yields than alternative investments; and 2) by increasing the level of its core deposits, which are generally a lower-cost, less rate-sensitive funding source than wholesale borrowings. There can be no assurance that Intermountain will be successful implementing any of these strategies or that, if these strategies are implemented, they will have the intended effect of reducing interest rate risk or increasing net interest income.
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
     Deposits increased to $826.0 million at March 31, 2010 from $819.3 million at December 31, 2009, primarily due to increases in NOW and money market accounts and local CDs. This increase, along with decreases in loan balances, offset a reduction in repurchase agreement balances outstanding. At March 31, 2010 and December 31, 2009, securities sold subject to repurchase agreements were $86.7 million and $95.2 million, respectively. The drop largely reflected seasonal fluctuations and reductions in municipal customer balances related to economic factors. These borrowings are required to be collateralized by investments with a market value exceeding the face value of the borrowings. Under certain circumstances, Intermountain could be required to pledge additional securities or reduce the borrowings.
     During the three months ended March 31, 2010, cash provided by investing activities consisted primarily of the decrease in loans receivable, principal payments of available-for-sale investment securities offset by the purchase of additional available-for-sale investment securities. During the same period, cash provided by increases in demand, money market, savings accounts and certificates of deposits offset the decrease in repurchase agreements.

     Intermountain’s credit line with FHLB Seattle provides for borrowings up to a percentage of its total assets subject to general collateralization requirements. At March 31, 2010, the Company’s FHLB Seattle credit line represented a total borrowing capacity of approximately $116.0 million, of which $49.0 million was being utilized. Additional collateralized funding availability at the Federal Reserve totaled $36.9 million. Both of these collateral secured lines could be expanded more with the placement of additional collateral. Overnight-unsecured borrowing lines have been established at US Bank and Pacific Coast Bankers Bank (“PCBB”). At March 31, 2010, the Company had approximately $35.0 million of overnight funding available from its unsecured correspondent banking sources. In addition, up to $1.0 million in funding is available on a semiannual basis from the State of Idaho in the form of negotiated certificates of deposit.
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
Capital Resources
     Intermountain’s total stockholders’ equity was $84.6 million at March 31, 2010, compared with $88.6 million at December 31, 2009. The decrease in total stockholders’ equity was primarily due to the net loss for the three months ended March 31, 2010, and preferred stock dividends, offset by a small decrease in the unrealized loss on the investment portfolio. Stockholders’ equity was 7.9% of total assets at March 31, 2010 and 8.2% at December 31, 2009. Tangible shareholders’ equity as a percentage of tangible assets was 6.8% for March 31, 2010 and 7.2% for December 31, 2009. Tangible common equity as a percentage of tangible assets was 4.4% for March 31, 2010 and 4.8% for December 31, 2009.
     At March 31, 2010, Intermountain had unrealized losses of $3.8 million, net of related income taxes, on investments classified as available-for-sale and $433,000 in unrealized losses on cash flow hedges, as compared to unrealized losses of $4.2 million, net of related income taxes, on investments classified as available-for-sale and $678,000 unrealized losses on cash flow hedges at December 31, 2009. Improvements in market valuations for some of the Company’s private mortgage backed securities created most of the improvement since year end, although illiquid markets for some of these securities continue to produce the overall unrealized loss. Fluctuations in prevailing interest rates and turmoil in global debt markets continue to cause volatility in this component of accumulated comprehensive loss in stockholders’ equity and may continue to do so in future periods.
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
     The Warrant has a 10-year term with 50% vesting immediately upon issuance and the remaining 50% vesting on January 1, 2010. The Warrant has an exercise price, subject to anti-dilution adjustments, equal to $6.20 per share of common stock.
     Intermountain issued and has outstanding $16.5 million of Trust Preferred Securities. The indenture governing the Trust Preferred Securities limits the ability of Intermountain under certain circumstances to pay dividends or to make other capital distributions. The

Trust Preferred Securities are treated as debt of Intermountain. These Trust Preferred Securities can be called for redemption beginning in March 2008 by the Company at 100% of the aggregate principal plus accrued and unpaid interest. See Note 5 of “Notes to Consolidated Financial Statements.”
     Intermountain and the Bank are required by applicable regulations to maintain certain minimum capital levels and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier I capital to average assets. Intermountain and the Bank plan to maintain their capital resources and regulatory capital ratios through the retention of earnings and the management of the level and mix of assets, and management is exploring other opportunities to enhance capital levels. At March 31, 2010, Intermountain exceeded the published regulatory capital requirements to be considered “well-capitalized” pursuant to Federal Financial Institutions Examination Council “FFIEC” regulations. However, the Bank has recently executed an informal Memorandum of Understanding with its primary regulators which among other conditions, requires the Bank to increase its capital by $30 million by June 16, 2010 and maintain a 10% Tier 1 capital to average assets ratio. Company management is pursuing alternatives to meet these capital requirements, although there can be no assurance that it will be successful in doing so.
     The following tables set forth the amounts and ratios regarding actual and minimum published core Tier 1 risk-based and total risk-based capital requirements, together with the published amounts and ratios required in order to meet the definition of a “well-capitalized” institution as reported on the quarterly Federal Financial Institutions Examination Council “FFIEC” call report at March 31, 2010.

					Well-Capitalized
	Actual		Capital Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets):
The Company	$92,390	12.08%	$61,188	8%	$76,485	10%
Panhandle State Bank	94,571	12.36%	61,189	8%	76,486	10%
Tier I capital (to risk-weighted assets):
The Company	82,721	10.82%	30,594	4%	45,891	6%
Panhandle State Bank	84,902	11.10%	30,595	4%	45,892	6%
Tier I capital (to average assets):
The Company	82,721	7.84%	42,207	4%	52,759	5%
Panhandle State Bank	84,902	8.11%	41,871	4%	52,338	5%
     Reflecting the Company’s ongoing strategy to prudently manage through the current economic cycle, the decision to maximize equity and liquidity at the Bank level has correspondingly reduced cash available at the Company. Consequently, to conserve liquid assets, in December 2009 the Company began deferring regularly scheduled interest payments on its outstanding Junior Subordinated Debentures related to its Trust Preferred Securities (“TRUPS Debentures”), and regular quarterly cash dividend payments on its preferred stock held by the U.S. Treasury. The Company is permitted to defer payments of interest on the TRUPS Debentures for up to 20 consecutive quarterly periods without default. During the deferral period, the Company may not pay any dividends or distributions on, or redeem, purchase or acquire, or make a liquidation payment with respect to the Company’s capital stock, or make any payment of principal or interest on, or repay, repurchase or redeem any debt securities of the Company that rank equally or junior to the TRUPS Debentures. Under the terms of the preferred stock, if the Company does not pay dividends for six quarterly dividend periods (whether or not consecutive), Treasury would be entitled to appoint two members to the Company’s board of directors. Deferred payments compound for both the TRUPS Debentures and preferred stock. Although these expenses will be accrued on the consolidated income statements for the Company, deferring these interest and dividend payments will preserve approximately $477,000 per quarter in cash for the Company.
Notwithstanding the deferral of interest and dividend payments, the Company fully intends to meet all of its obligations to the Treasury and holders of the TRUPS Debentures as quickly as it is prudent to do so.
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
Tabular Disclosure of Contractual Obligations
     The following table represents the Company’s on-and-off balance sheet aggregate contractual obligations to make future payments as of March 31, 2010.

	Payments Due by Period
		Less than	1 to	Over 3 to	More than
	Total	1 Year	3 Years	5 Years	5 Years
			(in thousands)
Long-term debt(1)	$95,768	$1,258	$62,166	$5,270	$27,074
Short-term debt	72,061	72,061	—	—	—
Capital lease obligations	—	—	—	—	—
Operating lease obligations(2)	14,836	982	1,854	1,568	10,432
Direct financing obligations(3)	35,360	1,635	4,905	3,433	25,387

Total	$218,025	$75,936	$68,925	$10,271	$62,893

(1)	Includes interest payments related to long-term debt agreements.

(2)	Excludes recurring accounts payable, accrued expenses and other liabilities, repurchase agreements and customer deposits, all of which are recorded on the registrant’s balance sheet. See Notes 4 and 5 of Notes to Consolidated Financial Statements.

(3)	Sandpoint Center Building lease payments related to direct financing transaction executed in August 2009.
New Accounting Pronouncements
In May 2009, the FASB issued guidance on subsequent events that standardizes accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In February 2010, the FASB amended its guidance on subsequent events. As a public reporting company, the Company is required to evaluate subsequent events through the date its financial statements are issued. The adoption of these rules did not have a material impact on its consolidated financial statements.
In June 2009, the FASB issued standards on accounting for transfers of financial assets, removing the concept of qualifying special-purpose entities as an accounting criteria that had provided an exception to consolidation, and provided additional guidance on requirements for consolidation. This guidance became effective for the Company on January 1, 2010, and did not have a material impact on its consolidated financial statements.
In January 2010, the FASB issued guidance on considerations related to implementation of fair value measurement disclosures. This update to the codification specifically addresses: 1) transfers between levels 1, 2 and 3 of the fair value hierarchy; 2) level of disaggregation of derivative contracts for fair value measurement disclosures; and 3) disclosures about fair value measurement inputs and valuation techniques. This guidance became effective for the Company on March 31, 2010, and did not have a material impact on its consolidated financial statements.
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
Item 3 —Quantitative and Qualitative Disclosures About Market Risk
There have not been any material changes to the information set forth under the caption “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
Item 4 — Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures: Intermountain’s management, with the participation of Intermountain’s principal executive officer and principal financial officer, has evaluated the effectiveness of Intermountain’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, Intermountain’s principal executive officer and principal financial officer have concluded that, as of the end of such period, Intermountain’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by Intermountain in the reports that it files or submits under the Exchange Act
(b) Changes in Internal Control over Financial Reporting: In the three months ended March 31, 2010, there were no changes in Intermountain’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, Intermountain’s internal control over financial reporting.
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
     During the three months ended March 31, 2010 we incurred a net loss available to common shareholders of $4.7 million, or a loss of $0.56 per share primarily due to a $6.8 million expense for the provision for credit losses. During the 2009 fiscal year, we incurred a net loss available to common shareholders of $23.6 million, or a loss of $2.82 per common share, primarily due to a $36.3 million expense for the provision for credit losses and $5.4 million in OREO expenses and chargedowns. In light of the current economic environment, significant additional provisions for credit losses may be necessary to supplement the allowance for loan and lease losses in the future. As a result, we may incur significant credit costs, including legal and related collection expenses, throughout 2010, which would continue to have an adverse impact on our financial condition and results of operations and the value of our common stock. Additional credit losses or impairment charges could cause us to incur a net loss in the future and could adversely affect the price of, and market for, our common stock.
Concentration in real estate loans and the deterioration in the real estate markets we serve could require material increases in our allowance for loan losses and adversely affect our financial condition and results of operations.
     The economic downturn is significantly affecting our market area. At March 31, 2010, 65.3% of our loans were secured with real estate as the primary collateral. Further deterioration in the local economies we serve could have a material adverse effect on our business, financial condition and results of operations due to a weakening of our borrowers’ ability to repay these loans and a decline in the value of the collateral securing them. Our ability to recover on these loans by selling or disposing of the underlying real estate collateral is adversely impacted by declining real estate values, which increases the likelihood we will suffer losses on defaulted loans secured by real estate beyond the amounts provided for in the allowance for loan losses. This, in turn, could require material increases in our allowance for loan losses and adversely affect our financial condition and results of operations, perhaps materially.
Non-performing assets take significant time to resolve and adversely affect our results of operations and financial condition.
     At March 31, 2010, our non-performing loans (which consist of non-accrual loans and loans that are 90 days or more past due) were 3.7% of the loan portfolio. At March 31, 2010, our non-performing assets (which also include OREO) were 3.20% of total assets. These levels of non-performing loans and assets are at elevated levels compared to historical norms. Non-performing loans and assets adversely affect us in a variety of ways. Until economic and market conditions improve, we may expect to continue to incur losses relating to an increase in non-performing assets. We do not record interest income on non-accrual loans, thereby adversely affecting our net interest income and increasing loan administration costs. When we receive collateral through foreclosures and similar proceedings, we are required to mark the related loan to the then fair market value of the collateral, which may ultimately result in a loss. An increase in the level of non-performing assets also increases our risk profile and may impact the capital levels our regulators believe are appropriate in light of such risks. We utilize various techniques such as loan sales, workouts and restructurings to manage our problem assets. Decreases in the value of these problem assets, the underlying collateral, or in the borrowers’ performance or financial condition, could adversely affect our business, results of operations and financial condition, perhaps materially. In addition, the resolution of non-performing assets requires significant commitments of time from management and staff, which can be detrimental to the performance of their other responsibilities. There can be no assurance that we will not experience increases in non-performing loans and assets in the future.
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
     In this regard, we have recently suspended payments on our trust preferred securities and Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Preferred Stock”). In the event that we fail to pay dividends on the Preferred Stock for a total of at least six quarterly dividend periods (whether or not consecutive), the U.S. Treasury will have the right to appoint two directors to our board of directors until all accrued but unpaid dividends have been paid. If we do not make payments on our trust preferred securities for over 20 consecutive quarters, we could be in default under those securities.
A continued tightening of credit markets and liquidity risk could adversely affect our business, financial condition and results of operations.
     A continued tightening of the credit markets or any inability to obtain adequate funds for continued loan growth at an acceptable cost could negatively affect our asset growth and liquidity position and, therefore, our earnings capability. In addition to core deposit growth, maturity of investment securities and loan payments, the Bank also relies on alternative funding sources including unsecured borrowing lines with correspondent banks, borrowing lines with the Federal Home Loan Bank and the Federal Reserve Bank, public time certificates of deposits and out of area and brokered time certificates of deposit. Our ability to access these sources could be impaired by deterioration in our financial condition as well as factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations for the financial services industry or serious dislocation in the general credit markets. In the event such disruption should occur, our ability to access these sources could be negatively affected, both as to price and availability, which would limit, and/or potentially raise the cost of, the funds available to the Company.
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
     The FDIC also required insured institutions to prepay estimated quarterly risk-based deposit insurance assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012, and increased the regular assessment rate by three basis points effective January 1, 2011, as a means of replenishing the deposit insurance fund. Intermountain’s prepayment of $7.0 million was collected on December 30, 2009, and is being accounted for as a prepaid expense amortized over the prepayment period.
     The FDIC also recently imposed a special deposit insurance assessment of five basis points on all insured institutions. This emergency assessment was calculated based on the insured institution’s assets at June 30, 2009, and collected on September 30, 2009. Based on our June 30, 2009 assets subject to the FDIC assessment, the assessment was $475,000. The special assessment was in addition to the regular quarterly risk-based assessment.
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
     Our estimates of the fair value of our goodwill may change as a result of changes in our business or other factors. As a result of new estimates, we may determine that an impairment charge for the decline in the value of goodwill is necessary. Estimates of fair value are based on a complex model using, among other things, cash flows and company comparisons. If our estimates of future cash flows or other components of our fair value calculations are inaccurate, the fair value of goodwill reflected in our financial statements could be inaccurate and we could be required to take impairment charges, which could have a material adverse effect on our results of operations and financial condition.
We may be required, in the future, to recognize impairment with respect to investment securities, including the FHLB stock we hold.
     Our securities portfolio contains whole loan private mortgage-backed securities and currently includes securities with unrecognized losses. The recent national downturn in real estate markets and elevated mortgage delinquency and foreclosure rates have increased credit losses in the portfolio of loans underlying these securities and resulted in substantial discounts in their market values. While these trends appear to have stabilized, any further deterioration in the loans underlying these securities and resulting market discounts could lead to other-than-temporary impairment in the value of these investments. We evaluate the securities portfolio for any other-than-temporary impairment each reporting period, as required by generally accepted accounting principles, and as of March 31, 2010, one security had been determined to be other than temporarily impaired, with the impairment totaling $1.7 million. Of this $1.7 million, $0.5 million was recognized as a credit loss through the Company’s income statement for the twelve months ended December 31, 2009, and the remaining $1.2 million was reported as part of the Company’s other comprehensive income (loss) on the balance sheet. For the three months ended March 31, 2010 an additional $19,000 was recorded as a credit loss through the Company’s income statement. There can be no assurance that future evaluations of the securities portfolio will not require us to recognize additional impairment charges with respect to these and other holdings.
     In addition, as a condition to membership in the Federal Home Loan Bank of Seattle (“FHLB”), we are required to purchase and hold a certain amount of FHLB stock. Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB. At March 31, 2010, we had stock in the FHLB of Seattle totaling $2.3 million. The FHLB stock held by us is carried at cost and is subject to recoverability testing under applicable accounting standards. The FHLB has discontinued the repurchase of its stock and discontinued the distribution of dividends. As of March 31, 2010, we did not recognize an impairment charge related to our FHLB stock holdings. There can be no assurance, however, that future negative changes to the financial condition of the FHLB may not require us to recognize an impairment charge with respect to such holdings.
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
     As discussed further in the section “Supervision and Regulation” of the Company’s Annual Report on Form 10K at December 31, 2009, we are subject to extensive regulation, supervision and examination by federal and state banking authorities. In addition, as a publicly traded company, we are subject to regulation by the Securities and Exchange Commission. Any change in applicable regulations or federal, state or local legislation, or in policies or interpretations or regulatory approaches to compliance and enforcement, income tax laws and accounting principles, could have a substantial impact on us and our operations. Changes in laws and regulations may also increase our expenses by imposing additional fees or taxes or restrictions on our operations. Additional legislation and regulations that could significantly affect our powers, authority and operations may be enacted or adopted in the future, which could have a material adverse effect on our financial condition and results of operations. Failure to appropriately comply with any such laws, regulations or principles could result in sanctions by regulatory agencies, or damage to our reputation, all of which could adversely affect our business, financial condition or results of operations. In that regard, proposals for legislation restructuring the regulation of the financial services industry are currently under consideration. Adoption of such proposals could, among other things, increase the overall costs of regulatory compliance. Further, regulators have significant discretion and authority to prevent or remedy unsafe or unsound practices or violations of laws or regulations by financial institutions and holding companies in the performance of their supervisory and enforcement duties. Recently, these powers have been utilized more frequently due to the serious national, regional and local economic conditions we are facing. The exercise of regulatory authority may have a negative impact on our financial condition and results of operations. Additionally, our business is affected significantly by the fiscal and monetary policies of the U.S. federal government and its agencies, including the Federal Reserve Board.
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

     The banking and financial services businesses in our market area are highly competitive and increased competition may adversely impact the level of our loans and deposits. Ultimately, we may not be able to compete successfully against current and future competitors. These competitors include national banks, foreign banks, regional banks and other community banks. We also face competition from many other types of financial institutions, including savings and loan associations, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In particular, our competitors include major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous locations and mount extensive promotional and advertising campaigns. Areas of competition include interest rates for loans and deposits, efforts to obtain loan and deposit customers, and a range in quality of products and services provided, including new technology driven products and services. If we are unable to attract and retain banking customers, we may be unable to continue our loan growth and level of deposits.
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
Item 4 — [Removed and Reserved]
     Not applicable.
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

INTERMOUNTAIN COMMUNITY BANCORP (Registrant)
May 14, 2010	By:	/s/ Curt Hecker
Date		Curt Hecker
President and Chief Executive Officer

May 14, 2010	By:	/s/ Doug Wright
Date		Doug Wright
Executive Vice President and Chief Financial Officer