Form 10-Q
period 2010-06-30
INTERMOUNTAIN COMMUNITY BANCORP
filed 2010-08-13
CIK 1284506

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
COMMISSION FILE NUMBER 000-50667
INTERMOUNTAIN COMMUNITY BANCORP
(Exact name of registrant as specified in its charter)

Idaho	82-0499463
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The number of shares outstanding of the registrant’s Common Stock, no par value per share, as of August 9, 2010 was 8,390,877.

Intermountain Community Bancorp
FORM 10-Q
For the Quarter Ended June 30, 2010

PART I — Financial Information
Item 1 — Financial Statements
Intermountain Community Bancorp
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2010	2009
	(Dollars in thousands)
ASSETS
Cash and cash equivalents:
Interest-bearing	$110,328	$83,617
Non-interest bearing and vault	15,206	19,572
Restricted cash	3,562	2,508
Available-for-sale securities, at fair value	178,945	181,784
Held-to-maturity securities, at amortized cost	23,050	15,177
Federal Home Loan Bank (“FHLB”) of Seattle stock, at cost	2,310	2,310
Loans held for sale	3,728	6,574
Loans receivable, net	623,129	655,602
Accrued interest receivable	4,962	5,077
Office properties and equipment, net	41,094	42,425
Bank-owned life insurance	8,583	8,397
Goodwill	11,662	11,662
Other intangibles	374	439
Other real estate owned (“OREO”)	8,754	11,538
Prepaid expenses and other assets	30,053	32,962

Total assets	$1,065,740	$1,079,644

LIABILITIES
Deposits	$806,780	$819,321
Securities sold subject to repurchase agreements	98,549	95,233
Advances from Federal Home Loan Bank	49,000	49,000
Cashier checks issued and payable	737	1,113
Accrued interest payable	1,361	1,211
Other borrowings	16,527	16,527
Accrued expenses and other liabilities	9,203	8,612

Total liabilities	982,157	991,017

Commitments and contingent liabilities
STOCKHOLDERS’ EQUITY
Common stock 300,000,000 shares authorized; 8,433,706 and 8,438,554 shares issued and 8,390,877 and 8,365,836 shares outstanding as of June 30, 2010 and December 31, 2009	78,650	78,569
Preferred stock 1,000,000 shares authorized; 27,000 shares issued and outstanding as of June 30, 2010 and December 31, 2009	25,625	25,461
Accumulated other comprehensive loss, net of tax	(2,475)	(4,840)
Retained deficit	(18,217)	(10,563)

Total stockholders’ equity	83,583	88,627

Total liabilities and stockholders’ equity	$1,065,740	$1,079,644

The accompanying notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in thousands,		(Dollars in thousands,
	except per share data)		except per share data)
Interest income:
Loans	$9,814	$11,703	$19,463	$23,351
Investments	1,785	2,780	3,752	5,479

Total interest income	11,599	14,483	23,215	28,830

Interest expense:
Deposits	2,051	3,245	4,441	6,588
Other borrowings	789	1,026	1,595	2,128

Total interest expense	2,840	4,271	6,036	8,716

Net interest income	8,759	10,212	17,179	20,114
Provision for losses on loans	(4,914)	(18,684)	(11,723)	(21,454)

Net interest income (loss) after provision for losses on loans	3,845	(8,472)	5,456	(1,340)

Other income:
Fees and service charges	2,047	1,886	3,835	3,555
Loan related fee income	799	663	1,293	1,204
Net (loss) gain on sale of securities	(167)	—	(114)	1,295
Other-than-temporary impairment (“OTTI”) losses on investments (1)	(237)	—	(256)	(244)
Bank-owned life insurance	95	90	185	180
Other	461	66	578	228

Total other income	2,998	2,705	5,521	6,218

Operating expenses	11,274	12,667	22,835	23,438

Loss before income tax benefit	(4,431)	(18,434)	(11,858)	(18,560)
Income tax benefit	1,934	7,432	5,051	7,440

Net loss	(2,497)	(11,002)	(6,807)	(11,120)
Preferred stock dividend	428	415	847	829

Net loss applicable to common stockholders	$(2,925)	$(11,417)	$(7,654)	$(11,949)

Loss per share — basic	$(0.35)	$(1.37)	$(0.91)	$(1.43)

Loss per share — diluted	$(0.35)	$(1.37)	$(0.91)	$(1.43)

Weighted average common shares outstanding — basic	8,388,128	8,362,402	8,380,265	8,355,359
Weighted average common shares outstanding — diluted	8,388,128	8,362,402	8,380,265	8,355,359

(1)
Consisting of $1,529,000, $0, $1,529,000 and $1,751,000 of total other-than-temporary impairment net losses, net of $1,292,000, $0, $1,273,000 and ($1,507,000) recognized in other comprehensive income, for the three months ended June 30, 2010, and June 30, 2009 and six months ended June 30, 2010 and June 30, 2009, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
	June 30,
	2010	2009
	(Dollars in thousands)
Cash flows from operating activities:
Net loss	$(6,807)	$(11,120)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,580	1,785
Stock-based compensation expense	209	182
Net amortization of premiums on securities	1,751	202
Provisions for losses on loans	11,723	21,453
Proceeds from sale of loans	43,931	68,756
Originations of loans held for sale	(40,238)	(71,607)
Amortization of core deposit intangibles	66	69
(Gain) on sale of loans, investments, property and equipment	(962)	(1,884)
(Gain) loss on sale of other real estate owned	(52)	100
OTTI credit loss on available-for-sale investments	256	244
Charge down on OREO	1,947	1,150
Accretion of deferred gain on sale of branch property	(8)	(8)
Net accretion of loan and deposit discounts and premiums	(21)	(34)
Increase in cash surrender value of bank-owned life insurance	(185)	(180)
Change in:
Accrued interest receivable	115	(571)
Prepaid expenses and other assets	1,679	(6,371)
Accrued interest payable	151	(701)
Accrued expenses and other liabilities	(622)	(274)

Net cash provided by operating activities	14,513	1,191

Cash flows from investing activities:
Purchases of available-for-sale securities	(36,306)	(87,501)
Proceeds from calls or maturities of available-for-sale securities	12,858	33,710
Principal payments on mortgage-backed securities	28,035	17,194
Purchases of held-to-maturity securities	(7,927)	(65)
Proceeds from calls or maturities of held-to-maturity securities	45	253
Origination of loans, net principal payments	15,843	9,617
Purchase of office properties and equipment	(288)	(432)
Proceeds from sale of office properties and equipment	40	—
Net change in federal funds sold	—	67,865
Proceeds from sale of other real estate owned	5,817	911
Net change in restricted cash	(1,054)	(3,796)

Net cash provided by investing activities	17,063	37,756

Cash flows from financing activities:
Net change in demand, money market and savings deposits	$3,704	$17,343
Net change in certificates of deposit	(16,246)	19,791
Net change in repurchase agreements	3,315	(14,626)
Principal reduction of note payable	—	(961)
Payoff of credit line	—	(23,145)
Proceeds from exercise of stock options	—	55
Retirement of treasury stock	(4)	(7)
Proceeds from other borrowings	—	23,000
Payoff of FHLB advances	—	(10,000)
Cash dividends paid to preferred stockholders	—	(548)

Net cash provided by (used in) financing activities	(9,231)	10,902

Net change in cash and cash equivalents	22,345	49,849
Cash and cash equivalents, beginning of period	103,189	22,907

Cash and cash equivalents, end of period	$125,534	$72,756

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,886	$9,168
Income taxes, net of tax refunds received	(6,894)	—
Noncash investing and financing activities:
Loans converted to other real estate owned	4,928	11,270
Accrual of preferred stock dividend	683	173
The accompanying notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in thousands)		(Dollars in thousands)
Net loss	$(2,497)	$(11,002)	$(6,807)	$(11,120)
Other comprehensive income (loss):
Change in unrealized gains on investments, and mortgage backed securities (“MBS”) available for sale, excluding non-credit loss on impairment of securities	4,291	464	4,906	589
Non-credit loss on impairment of available-for-sale debt securities	(1,292)	—	(1,273)	(1,507)
Less deferred income tax provision (benefit)	(1,187)	(183)	(1,438)	364
Change in fair value of qualifying cash flow hedge	(75)	215	170	319

Net other comprehensive income (loss)	1,737	496	2,365	(235)

Comprehensive loss	$(760)	$(10,506)	$(4,442)	$(11,355)

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
The amortized cost and fair values of investments are as follows (in thousands):

	Available-for-Sale
		Non-Credit
		OTTI
		Recognized	Gross	Gross
	Amortized	in OCI	Unrealized	Unrealized	Fair Value/
	Cost	(Losses)	Gains	Losses	Carrying Value
June 30, 2010
U.S. treasury securities and obligations of U.S. government agencies	$41	$—	$—	$—	$41
Residential mortgage-backed securities	182,160	(2,498)	3,602	(4,360)	178,904

	$182,201	$(2,498)	$3,602	$(4,360)	$178,945

December 31, 2009
U.S. treasury securities and obligations of U.S. government agencies	$51	$—	$—	$—	$51
Residential mortgage-backed securities	188,624	(1,225)	2,662	(8,328)	181,733

	$188,675	$(1,225)	$2,662	$(8,328)	$181,784

	Held-to-Maturity
		Non-Credit
	Carrying	OTTI
	Value/	Recognized	Gross	Gross
	Amortized	in OCI	Unrealized	Unrealized
	Cost	(Losses)	Gains	Losses	Fair Value
June 30, 2010
State and municipal securities	$23,050	$—	$432	$(107)	$23,375
December 31, 2009
State and municipal securities	$15,177	$—	$276	$(56)	$15,397

The following table summarizes the duration of Intermountain’s unrealized losses on available-for-sale and held-to-maturity securities as of the dates indicated (in thousands).

	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
June 30, 2010	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
State and municipal securities	$—	$—	$7,310	$107	$7,310	$107
Residential mortgage-backed securities	64,244	1,019	2,426	3,340	66,670	4,360

Total	$64,244	$1,019	$9,736	$3,447	$73,980	$4,468

	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
December 31, 2009	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
State and municipal securities	$3,196	$56	$—	$—	$3,196	$56
Residential mortgage-backed securities	49,464	1,504	24,124	6,824	73,588	8,328

Total	$52,660	$1,560	$24,124	$6,824	$76,784	$8,384

     At June 30, 2010, the amortized cost and fair value of available-for-sale and held-to-maturity debt securities, by contractual maturity, are as follows (in thousands):

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
One year or less	$10	$10	$635	$636
After one year through five years	31	31	661	688
After five years through ten years	—	—	4,733	4,893
After ten years	—	—	17,021	17,158

	41	41	23,050	23,375
Mortgage-backed securities	182,160	178,904	—	—

	$182,201	$178,945	$23,050	$23,375

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Intermountain’s investment portfolios are managed to provide and maintain liquidity; to maintain a balance of high quality, diversified investments to minimize risk; to offset other asset portfolio elements in managing interest rate risk; to provide collateral for pledging; and to maximize returns. At June 30, 2010, the Company does not intend to sell any of its available-for-sale securities that have a loss position and it is not likely that it will be required to sell the available-for-sale securities before the anticipated recovery of their remaining amortized cost or maturity date. The unrealized losses on residential mortgage-backed securities without OTTI were considered by management to be temporary in nature.

At June 30, 2010, residential mortgage-backed securities included two securities comprised of a pool of mortgages with a remaining unpaid principal balance of $10.9 million. In March 2009, due to the lack of an orderly market for the first security and the declining national economic and housing market, based on analytical modeling taking into consideration a range of factors normally found in an orderly market, the Company recorded a $1.7 million OTTI on this security. Based on the analysis of projected cash flows, $526,000 was charged to earnings as a credit loss during 2009 and $1,225,000 was recognized in other comprehensive income. The Company recorded an additional credit loss impairment of $163,000 for the six months ended June 30, 2010. In June 2010, based on similar analytical modeling, the Company recorded a $1.5 million OTTI on an additional security. Based on the analysis of projected cash flows, $92,000 was charged to earnings as a credit loss during the second quarter 2010 and $1,437,000 was recognized in other comprehensive income. At this time, the Company anticipates holding the securities until their value is recovered or until maturity, and will continue to adjust its net income and other comprehensive income to reflect potential future credit loss impairments and the securities market value. The Company calculated the credit loss charges against earnings each quarter by subtracting the estimated present value of future cash flows on the securities from their amortized cost at the end of each period.

See Note 11 “Fair Value of Measurements” for more information on the calculation of fair or carrying value for the investment securities.

3.	Goodwill and Other Intangible Assets:

Intermountain has goodwill and core deposit intangible assets which were recorded in connection with business combinations. The Company performs a goodwill impairment analysis on an annual basis as of December 31. Additionally, the Company performs a goodwill impairment evaluation on an interim basis if a triggering event indicates impairment potentially exists. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others, a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; adverse action or assessment by a regulator; and unanticipated competition. In response to the significant turmoil in the equity market for financial institutions, the Company evaluated its goodwill position at each quarter end during 2009 for potential impairment. The Company engaged an independent consultant at December 31, 2009 to assist management in evaluating the carrying value of goodwill. The evaluation followed the two-step process for evaluating impairment required by accounting guidance. In Step 1, the Company evaluated whether an impairment of goodwill might exist at December 31, 2009. This evaluation was based on a comparison of the estimated fair value of the Company in comparison to the book value of the Company’s common equity at December 31, 2009. In estimating the fair value of the Company, management used a combination of discounted cash flow method and the market value approach. The discounted cash flow modeling used estimates of future earnings and cash flows under the assumption that the Company is sold to an independent company, resulting in changes to both its future financial position and operating performance. In particular, the evaluation assumed reductions in investments, borrowings and preferred stock on the balance sheet, and increases in earnings resulting from improved net interest margins from asset deployment into higher-yielding loans, lower credit costs in future years, and additional cost reductions from consolidation with another company. The rate used to discount the cash flows was 14.5% and was based on the modified Capital Asset Pricing Model, commonly used in valuations, which adds various risk and size premiums to an assumed risk-free market interest rate. As part of its Step 1 analysis, management also estimated the Company’s fair value using commonly used market multiples against tangible book value and deposits. The results of Step 1 indicated that a potential for impairment did exist at the end of 2009, requiring the Company to engage in Step 2 to determine the amount of the impairment, if any.

The Step 2 evaluation requires the Company to calculate the implied fair value of its goodwill. The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination. The estimated fair value of the Company is allocated to all of the Company’s assets and liabilities, including any unrecognized identifiable assets, as if the Company had been acquired in a business combination and the estimated fair value of the Company is the price paid to acquire it. Any excess of the estimated fair value of the Company as calculated in Step 1 over the fair value of its net assets represents the implied fair value of goodwill. If the carrying amount of goodwill is greater than the implied fair value of that goodwill, an impairment loss would be recognized as a charge to earnings in an amount equal to that excess. In conducting this analysis, management compared the interest rates, maturities, durations and quality of its assets and liabilities against various market factors and made adjustments to the carrying value to arrive at the fair value. The Step 2 analysis indicated that the Company’s fair value at December 31, 2009 exceeded the net fair value of its assets by an amount greater than the carrying value of its goodwill. As a result, the Company determined that no impairment existed in 2009. At June 30, 2010, the Company concluded there were no triggering events that would require an interim impairment evaluation at June 30, 2010. The Company also evaluated its December 31, 2009 Step 2 analysis against current conditions, and determined that there no material changes that would significantly alter the results as of June 30, 2010. As this evaluation is based on changing market conditions and estimates of current and future values and cash flows, no assurance can be given that an impairment of goodwill will not be required in future periods.

4.	Advances from the Federal Home Loan Bank of Seattle:

At June 30, 2010 and December 31, 2009 the Bank had a $10.0 million FHLB advance at 4.96% that matures in September 2010, a $5.0 million FHLB advance at 0.86% that matures in September 2010, a $5.0 million FHLB advance at 1.49% that matures in September 2011, a $25.0 million FHLB advance at 2.06% that matures in October 2012 and a $4.0 million FHLB advance at 3.11% that matures in September 2014. These notes totaled $49.0 million, and the Bank had the ability to borrow an additional $62.7 million from the FHLB. The Bank plans to pay down the September 2010 maturing FHLB advances with a portion of its excess cash position. In addition, the Bank also had a letter of credit agreement with the FHLB at June 30, 2010 in the amount of $3.2 million.

Advances from FHLB Seattle are collateralized by certain qualifying loans. At June 30, 2010, Intermountain had the ability to borrow $114.3 million from FHLB Seattle, of which $49.0 million was utilized for borrowing. The Bank’s credit line with FHLB Seattle is limited to a percentage of its total regulatory assets subject to collateralization requirements. Intermountain would be able to borrow amounts in excess of this total from the FHLB Seattle with the placement of additional available collateral.

5.	Other Borrowings:
The components of other borrowings are as follows (in thousands):

	June 30,	December 31,
	2010	2009
Term note payable (1)	$8,279	$8,279
Term note payable (2)	8,248	8,248

Total other borrowings	$16,527	$16,527

(1)
In January 2003, the Company issued $8.0 million of Trust Preferred securities through its subsidiary, Intermountain Statutory Trust I. The debt associated with these securities bears interest on a variable basis tied to the 90-day LIBOR (London Inter-Bank Offering Rate) index plus 3.25%, with interest only paid quarterly. The rate on this borrowing was 3.79% at June 30, 2010. The debt is callable by the Company quarterly and matures in March 2033. During the third quarter of 2008, the Company entered into an interest rate swap contract with Pacific Coast Bankers Bank. The purpose of the $8.2 million notional value swap is to convert the variable rate payments made on our Trust Preferred I obligation to a series of fixed rate payments at 4.58% for five years, as a hedging strategy to help manage the Company’s interest-rate risk. See Note A and B.

(2)
In March 2004, the Company issued $8.0 million of Trust Preferred securities through its subsidiary, Intermountain Statutory Trust II. The debt associated with these securities bears interest on a variable basis tied to the 90-day LIBOR index plus 2.8%, with interest only paid quarterly. The rate on this borrowing was 3.10% at June 30, 2010. The debt is callable by the Company quarterly and matures in April 2034. See Note A and B.

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

6.	Earnings Per Share:
The following table presents the basic and diluted earnings per share computations (numbers in thousands):

	Three months Ended June 30,		Six months Ended June 30,
	2010	2009	2010	2009
Numerator:
Net loss — basic and diluted	$(2,497)	$(11,002)	$(6,807)	$(11,120)
Preferred stock dividend	428	415	847	829

Net loss applicable to commons stockholders	$(2,925)	$(11,417)	$(7,654)	$(11,949)
Denominator:
Weighted average shares outstanding — basic	8,388,128	8,362,402	8,380,265	8,355,359
Dilutive effect of common stock options, restricted stock awards	—	—	—	—

Weighted average shares outstanding — diluted	8,388,128	8,362,402	8,380,265	8,355,359

Loss per share — basic and diluted:
Loss per share — basic	$(0.35)	$(1.37)	$(0.91)	$(1.43)
Effect of dilutive common stock options	—	—	—	—

Loss per share — diluted	$(0.35)	$(1.37)	$(0.91)	$(1.43)

Anti-dilutive securities not included in diluted earnings per share:
Common stock options	242,157	260,879	242,157	196,889
Common stock warrant	1,051,183	450,173	1,214,870	354,803
Restricted shares	34,376	24,321	41,790	15,846

Total anti-dilutive shares	1,327,716	735,373	1,498,817	567,538

Common stock equivalents were calculated using the treasury stock method.
7.	Operating Expenses:
The following table details Intermountain’s components of total operating expenses in thousands:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Salaries and employee benefits	$5,088	$5,653	$10,920	$11,358
Occupancy expense	1,789	1,808	3,616	3,776
Advertising	273	344	495	643
Fees and service charges	697	630	1,349	1,229
Printing, postage and supplies	325	293	714	653
Legal and accounting	337	363	661	643
FDIC Assessment	471	1,256	939	1,410
OREO operations	1,380	1,286	2,410	1,434
Other expense	914	1,034	1,731	2,292

Total operating expenses	$11,274	$12,667	$22,835	$23,438

Salaries and employee benefits expense decreased $438,000 or 3.86%, over the six month period last year as a result of planned staff reductions implemented in the first quarter of 2010. The six month 2010 total included $389,000 in severance costs. For the quarter ended June 30, 2010 salary and benefit expenses decreased $565,000 or 10.00% as compared to the same quarter last year. Decreased staffing levels and lower incentive compensation expense more than offset the severance payments noted above and increases in unemployment insurance premiums. Efforts to reduce compensation expense continue in 2010, as the Company has reduced additional staff, suspended salary increases for executives and officers and reduced other compensation plans.

Occupancy expenses decreased $160,000, or 4.24%, for the six month period ended June 30, 2010 compared to the same period one year ago and decreased $19,000 or 1.05% for the quarter in comparison to last year. The decrease was comprised of a decrease in rent and computer hardware and software expense as additional cost control measures have been implemented. The Company expects these expenses to continue declining in 2010 in comparison to prior periods, as it has postponed building expansion plans, consolidated administrative operations and limited new hardware and software purchases.

The advertising expense decrease of $148,000 for the six month period compared to the same period one year ago is a result of reductions in general advertising and media expenses, as the need for broad advertising in the current market has been limited. The $120,000 increase in fees and service charges for the six month period ended June 30, 2010 compared to the same period one year ago is primarily comprised of increases in loan collection, repossession and liquidation expenses. Printing, postage and supplies increased $61,000 for the six-month period in comparison to last year’s total. The increase reflected timing of the payment of postage and supply expense during the quarter and a shift of expenses into this category from other areas as a result of operational changes. Additional outsourcing activities are expected to result in improvements in these areas over the next six months. Legal and accounting fees increased by $18,000 in comparison to the same six month period in 2009 as increasing legal expenses related to loan collection and regulatory compliance were partially offset by a reduction in consulting fees.

The $471,000 and $785,000 decreases in FDIC expenses for the six and three month periods ended June 30, 2010 over last year primarily reflect the special FDIC assessment that was accrued in June 2009 with no similar assessment in 2010. OREO operations, related valuation adjustments and gain/loss on sale of OREO increased $976,000 for the six month period over the same period last year. The Company has been aggressively migrating problem assets into and out of OREO, resulting in a larger number of OREO properties outstanding during the period and a higher amount of charge offs and gains/losses related to the sale of OREO properties than in the first six months of 2009. Other expenses decreased $561,000 or 24.5%, for the six month period over the same period last year, reflecting decreases in telecommunications, computer services, training and travel costs, and expense associated with funding the reserve for unfunded loan commitments.

8.	Income Taxes:

Intermountain uses an estimate of future earnings and tax planning strategies to determine whether or not the benefit of its net deferred tax asset will be realized. In conducting this analysis, management has assumed economic conditions will continue to be very challenging in 2010, followed by gradual improvement in the ensuing years. These assumptions are in line with both national and regional economic forecasts. As such, its estimates include credit losses that are significantly elevated in 2010, but less so than those experienced in 2009, followed by improvement in ensuing years as the economy improves and the Company’s loan portfolio turns over. It also assumes improving net interest margins beginning in 2011, and reductions in operating expenses as credit costs abate and its other cost reduction strategies continue. Based on these estimates and potential additional tax planning strategies that it could employ to accelerate taxable income, the Company has determined that it is not required to establish a valuation allowance for the deferred tax assets, as management believes it is more likely than not that the net deferred tax asset will be realized partially through future reversals of existing taxable temporary differences. Management further believes that future taxable income will be sufficient to realize the benefits of the $11.7 million net operating loss carry forward included in the net deferred tax asset. However, to the extent that this analysis is based on estimates that are reliant on future economic conditions, management cannot assure that valuation impairment on its tax asset will not be required in future periods.

9.	Stock-Based Compensation Plans:
The Company utilized its stock to compensate employees and directors under the 1999 Director Stock Option Plan, the 1999 Employee Plan and the 1988 Employee Plan (together the “Stock Option Plans”).

On January 14, 2009, the terms of the Amended and Restated 1999 Employee Stock Option and Restricted Stock Plan and the 1999 Director Stock Option Plan expired. Upon recommendation of management and approval of the Board of Directors, it was determined that, due to the economic uncertainty, the Board would not seek to implement a new plan at this time. The 1988 Employee Stock Option Plan was a predecessor plan to the Amended and Restated 1999 Employee Stock Option and Restricted Stock Plan. Because each of these plans has expired, shares may no longer be awarded under these plans. However, awards remain unexercised or unvested under these plans. The Company did not grant options to purchase Intermountain common stock or restricted stock during the six months ended June 30, 2010 or June 30, 2009.

In 2003, stockholders approved a change to the 1999 Employee Stock Option Plan to provide for the granting of restricted stock awards. The Company granted restricted stock to directors and employees beginning in 2005. The restricted stock vests 20% per year, over a five-year period. The Company granted no restricted shares during either of the six months ended June 30, 2010 and 2009. For the six months ended June 30, 2010 and 2009, restricted stock expense totaled $209,000 and $182,000, respectively. Total expense related to stock-based compensation recorded in the six months ended June 30, 2010 and 2009 was $209,000 and $182,000, respectively.

A summary of the changes in stock options outstanding for the six months ended June 30, 2010, is presented below:

	Six months ended June 30, 2010
	(dollars in thousands, except per share amounts)
		Weighted	Weighted
	Number	Average	Average
	of	Exercise	Remaining
	Shares	Price	Life (Years)
Beginning Options Outstanding, Jan 1, 2010	254,686	$6.35
Options Granted	—	—
Exercises	—	—
Forfeitures	(12,526)	7.85

Ending options outstanding, June 30, 2010	242,160	6.27	2.3

Exercisable at June 30, 2010	242,160	$6.27	2.3

The total intrinsic value of options exercised during the six months ended June 30, 2010 and 2009 was $0 and $7,000, respectively. A summary of the Company’s nonvested restricted shares for the six months ended June 30, 2010, is presented below:

		Weighted-
		Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Balance at January 1, 2010	72,718	$15.71
Granted	—	—
Vested	(27,409)	17.90
Forfeited	(2,480)	16.53

Balance at June 30, 2010	42,829	$14.27

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

Interest Rate Swaps — Designated as Cash Flow Hedges

The tables below identify the Company’s interest rate swaps at June 30, 2010 and December 31, 2009, which were entered into to hedge certain LIBOR-based trust preferred debentures and designated as cash flow hedges pursuant to ASC 815 (dollars in thousands):

	June 30, 2010
			Receive Rate	Pay Rate	Type of Hedging
Maturity Date	Notional Amount	Fair Value (Loss)	(LIBOR)	(Fixed)	Relationship

Pay Fixed, Receive Variable:
October 2013	$8,248	$(929)	0.30%	4.58%	Cash Flow

	December 31, 2009
			Receive Rate	Pay Rate	Type of Hedging
Maturity Date	Notional Amount	Fair Value (Loss)	(LIBOR)	(Fixed)	Relationship

Pay Fixed, Receive Variable:
October 2013	$8,248	$(678)	0.28%	4.58%	Cash Flow

The fair values, or unrealized losses, of $929,000 at June 30, 2010 and $678,000 at December 31, 2009 are included in other liabilities. The Company has begun to defer the interest payments on the related Trust Preferred borrowing beginning with the January 2010 scheduled remittance. As a result of the deferred interest payments, a calculation of the effectiveness of the hedge was prepared. It was concluded that although the hedge is effective, there is a small amount of ineffectiveness due to the delayed payments. The Company expensed $90,000 in interest expense in the six months ended June 30, 2010 related to the ineffective portion of the hedge. The changes in fair value, net of tax, are separately disclosed in the statement of changes in stockholders’ equity as a component of comprehensive income (loss). Net cash flows from these interest rate swaps are included in interest expense on trust preferred debentures. The unrealized loss at June 30, 2010 is a component of comprehensive income (loss) for June 30, 2010. At June 30, 2010, Intermountain had $1.0 million in restricted cash as collateral for the cash flow hedge. A rollfoward of the amounts in accumulated other comprehensive income related to interest rate swaps designated as cash flow hedges follows:

	Six months Ended
	June 30, 2010	June 30, 2009

Unrealized loss at beginning of period	$(678)	$(985)
Amount of gross loss recognized in earnings (loss)	(90)	—
Amount of gross loss recognized in other comprehensive income (loss)	(161)	319

Unrealized loss at end of period	$(929)	$(666)

Interest Rate Swaps — Not Designated as Hedging Instruments Under ASC 815

The Company has purchased certain derivative products to allow the Company to effectively convert a fixed rate loan to a variable rate payment stream. The Company economically hedges derivative transactions by entering into offsetting derivatives executed with third parties upon the origination of a fixed rate loan with a customer. Derivative transactions executed as part of this program are not designated as ASC 815 hedge relationships and are, therefore, marked to market through earnings each period. In most cases the derivatives have mirror-image terms, which result in the positions’ changes in fair value offsetting completely through earnings each period. However, to the extent that the derivatives are not a mirror-image, changes in fair value will not completely offset, resulting in some earnings impact each period. Changes in the fair value of these interest rate swaps are included in other non-interest income. The following table summarizes these interest rate swaps as of June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010		December 31, 2009
	Notional		Notional
	Amount	Fair Value (Loss)	Amount	Fair Value Gain

Interest rate swaps with third party financial institutions	$2,559	$(95)	$2,559	$57

At June 30, 2010, loans receivable included ($95,000) of derivative assets and other liabilities included $0 of derivative assets related to these interest rate swap transactions. At June 30, 2010, the interest rate swaps had a maturity date of March 2019. At June 30, 2010, Intermountain had $72,000 in restricted cash as collateral for the interest rate swaps.

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
Level 1 inputs — Unadjusted quoted prices in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date.

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

The following table presents information about the Company’s assets measured at fair value on a recurring basis as of June 30, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands).

		Fair Value Measurements
		At June 30, 2010, Using
		Quoted Prices
		In Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
Description	June 30, 2010	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:
U.S. treasury securities and obligations of U.S. government agencies	$41	$—	$41	$—
Residential mortgage backed securities (“MBS”)	178,904	—	148,686	30,218
Other Assets — Derivative	(95)	—	—	(95)

Total Assets Measured at Fair Value	$178,850	$—	$148,727	$30,123

Other Liabilities — Derivatives	$929	$—	$—	$929

	Fair Value Measurements
	At December 31, 2009 Using
		Quoted Prices
		In Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
Description	Dec 31, 2009	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:
U.S. treasury securities and obligations of U.S. government agencies	$51	$—	$51	$—
Residential mortgage backed securities (“MBS”)	181,733	—	149,497	32,236
Other Assets — Derivative	57	—	—	57

Total Assets Measured at Fair Value	$181,841	$—	$149,548	$32,293

Other Liabilities — Derivatives	$678	$—	$—	$678
     The changes in Level 3 assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 are summarized as follows (in thousands):
Fair Value Measurement Transfers- Assets

	Fair Value Measurements Using Significant
	Unobservable Inputs ( Level 3)
Description	Residential MBS	Derivatives	Total
January 1, 2010 Balance	$32,236	$57	$32,293
Total gains or losses (realized/unrealized)
Included in earnings	(256)	(152)	(408)
Included in other comprehensive income	3,414	—	3,414
Principal Payments	(2,618)	—	(2,618)
Sales of Securities	(2,558)	—	(2,558)
Transfers in and /or out of Level 3	—	—	—

June 30, 2010 Balance	$30,218	$(95)	$30,123

Fair Value Measurement Transfers- Liabilities

Fair Value Measurements
Using Significant Unobservable
Inputs ( Level 3)
Description	Derivatives
January 1, 2010 Balance	$678
Total gains or losses (realized/unrealized)
Included in earnings	90
Included in other comprehensive income	161

June 30, 2010 Balance	$929

     The table below presents a portion of the Company’s loans measured at fair value on a nonrecurring basis as of June 30, 2010, because they are impaired loans and the Company’s OREO, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands).

	Fair Value Measurements
	At June 30, 2010, Using
		Quoted Prices
		In Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
Description	June 30, 2010	(Level 1)	(Level 2)	(Level 3)
Loans(1)	$35,704	$—	$—	$35,704
OREO	8,754	—	—	8,754

Total Assets Measured at Fair Value	$44,458	$—	$—	$44,458

(1)	Represents impaired loans, net, which are included in loans.
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
     Available for Sale Securities. Securities totaling $148.7 million classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtained fair value measurements from an independent pricing service and internally validated these measurements. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus, prepayment speeds, credit information and the bond’s terms and conditions, among other things.
     The available for sale portfolio also includes $30.2 million in super senior or senior tranche collateralized mortgage obligations not backed by a government or other agency guarantee. These securities are collateralized by fixed rate prime or Alt A mortgages, are structured to provide credit support to the senior tranches, and are carefully analyzed and monitored by management. Because of disruptions in the current market for mortgage-backed securities and collateralized mortgage obligations, an active market did not exist for these securities at June 30, 2010. This is evidenced by a significant widening in the bid-ask spread for these types of securities and the limited volume of actual trades made. As a result, less reliance can be placed on easily observable market data, such as pricing on transactions involving similar types of securities, in determining their current fair value. As such, significant adjustments were required to determine the fair value at the June 30, 2010 measurement date. These securities are valued using Level 3 inputs.
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
     Based on the factors above, the Company has determined that two securities comprised of a pool of mortgages were subject to OTTI as of June 30, 2010. During 2009, the Company recorded an OTTI of $1,751,000 on one security. Of the total $1,751,000 OTTI, $526,000 was related to credit losses and was a charge against earnings. The remaining $1,225,000 reflected non-credit value impairment and was charged against the Company’s other comprehensive income (loss) and reported capital on the balance sheet. The Company conducted a similar analysis on the estimated cash flows in the first and second quarter of 2010, and as a result of these analyses, recorded additional credit loss impairments of $19,000 and $144,000 against earnings for the first and second quarter of 2010, respectively. During second quarter 2010, the Company recorded an OTTI of $1,529,000 on an additional security. Of the total $1,529,000 OTTI, $92,000 was related to credit losses and was a charge against earnings. The remaining $1,437,000 reflected non-credit value impairment and was charged against the Company’s other comprehensive income and reported capital on the balance sheet. At this time, the Company anticipates holding the securities until their value is recovered or maturity, and will continue to adjust its other comprehensive income and capital position to reflect the securities’ current market value. The Company calculates the credit loss charge against earnings by subtracting the estimated present value of estimated future cash flows on the security from its amortized cost.
     Loans. Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for impaired loans when establishing the allowance for credit losses. Such amounts are generally based on either the estimated fair value of the cash flows to be received or the fair value of the underlying collateral supporting the loan less selling costs. Real estate collateral on these loans and the Company’s OREO is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace. Management reviews these valuations and makes additional valuation adjustments, as necessary, including subtracting estimated costs of liquidating the collateral or selling the OREO. The related nonrecurring fair value measurement adjustments have generally been classified as Level 3 because of the significant assumptions required estimating future cash flows on these loans, and the rapidly changing and uncertain collateral values underlying the loans. Extreme volatility and the lack of relevant and current sales data in the Company’s market areas for various types of collateral create additional uncertainties and require the use of multiple sources and management judgment to make adjustments. Loans subject to nonrecurring fair value measurement were $35.7 million at June 30, 2010 all of which were classified as Level 3.
     Other Real Estate Owned. At the applicable foreclosure date, OREO is recorded at fair value of the real estate, less the estimated costs to sell the real estate. Subsequently, OREO is carried at the lower of cost or net realizable value (fair value less estimated selling costs), and is periodically assessed for impairment based on fair value at the reporting date. Fair value is determined from external appraisals and other valuations using judgments and estimates of external professionals. Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3. The Company’s OREO at June 30, 2010 totaled $8.8 million, all of which was classified as Level 3.
     Interest Rate Swaps. During the third quarter of 2008, the Company entered into an interest rate swap contract with Pacific Coast Bankers Bank. The purpose of the $8.2 million notional value swap is to convert the variable rate payments made on the Trust Preferred I obligation (see Note 4 — Other Borrowings) to a series of fixed rate payments for five years, as a hedging strategy to help manage the Company’s interest-rate risk. This contract is carried as an asset or liability at fair value, and as of June 30, 2010, it was a liability with a fair value of $929,000.
     During the first quarter of 2009, the Company entered into an interest rate swap contract with Pacific Coast Bankers Bank. The purpose of the $1.6 million notional value swap is to convert the fixed rate payments earned on a loan receivable to a series of variable rate payments for ten years, as a hedging strategy to help manage the Company’s interest-rate risk. This contract is carried as an asset or liability at fair value, and as of June 30, 2010, it was an asset with a fair value of ($67,000). During the second quarter of 2009, the Company entered into an interest rate swap contract with Pacific Coast Bankers Bank. The purpose of the $1.0 million notional value swap is to convert the fixed rate payments earned on a loan receivable to a series of variable rate payments for ten years, as a hedging strategy to help manage the Company’s interest-rate risk. This contract is carried as an asset or liability at fair value, and as of June 30, 2010, it was an asset with a fair value of ($28,000).
     Intermountain is required to disclose the estimated fair value of financial instruments, both assets and liabilities on and off the balance sheet, for which it is practicable to estimate fair value. These fair value estimates are made at June 30, 2010 based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price an asset could be sold at or the price a liability could be settled for. However, given there is no active market or observable market transactions for many of the Company’s financial instruments, the Company has made estimates of many of these fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimated values.
     The estimated fair value of the financial instruments as of June 30, 2010 and December 31, 2009, are as follows (in thousands):

	June 30, 2010		December 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash, cash equivalents, restricted cash and federal funds sold	$129,096	$129,096	$104,835	$104,835
Interest bearing certificates of deposit	—	—	862	862
Available-for-sale securities	178,945	178,945	181,784	181,784
Held-to-maturity securities	23,050	23,375	15,177	15,397
Loans held for sale	3,728	3,728	6,574	6,574
Loans receivable, net	623,129	649,903	655,602	683,300
Accrued interest receivable	4,962	4,962	5,077	5,077
BOLI	8,583	8,583	8,397	8,397
Financial liabilities:
Deposit liabilities	806,780	788,459	819,321	786,704
Borrowings	164,076	164,991	160,760	160,469
Accrued interest payable	1,361	1,361	1,211	1,211

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
In June 2009, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2009-16,” Accounting for Transfers of Financial Assets.” This standard removes the concept of qualifying special-purpose entities as an accounting criteria that had provided an exception to consolidation, provided additional guidance on requirements for consolidation, and is an update to codification topic 860. This guidance became effective on January 1, 2010, and did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06,” Fair Value Measurements and Disclosures.” This guidance is related to implementation of fair value measurement disclosures. This update to the codification topic 820 specifically addresses: 1) transfers between levels 1, 2 and 3 of the fair value hierarchy; 2) level of disaggregation of derivative contracts for fair value measurement disclosures; and 3) disclosures about fair value measurement inputs and valuation techniques. This guidance became effective on March 31, 2010, and did not have a material impact on the Company’s consolidated financial statements.
In February 2010, the FASB issued ASU 2010-09,” Amendments to Certain Recognition and Disclosure Requirements,” that standardizes accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued, and was an update to codification topic 855. As a public reporting company, Intermountain is required to evaluate subsequent events through the date its financial statements are issued. The adoption of these rules did not have a material impact on the Company’s consolidated financial statements.
In April 2010, the FASB issued ASU 2010-18, “Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset.” This update addresses modifications of loans that are accounted for within a pool by specifying that a troubled debt restructuring would not result in the removal of those loans from the pool for impairment analysis purposes. This guidance will be effective as of September 30, 2010. The Company does not currently have any loans for which this guidance would be applicable.
In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This update amends codification topic 310 on receivables to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. This guidance is being phased in, with the new disclosure requirements for period end balances effective as of December 31, 2010, and the new disclosure requirements for activity during the reporting period effective March 31, 2011.
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
     Intermountain continues to work through the challenges of the current economic downturn, while positioning itself to prosper in the economy and markets of the future. Its strengths provide the foundation for future growth and profitability, and include the following:
•
A strong, loyal and low-cost deposit franchise with proven growth capabilities: 63% of Intermountain’s deposits at June 30, 2010 are in low-cost transaction accounts, resulting in a cost of funds that has consistently been below its peer group. Intermountain has maintained this low-cost deposit focus while growing since 1999 from the 8th ranked bank by deposit market share to the 2nd in the core markets it serves (Source: FDIC and Federal Financial Institutions Examination Council (“FFIEC”) Uniform Bank Performance Report (“UBPR”) data).

•
A high net interest margin (3.71% for the quarter ended June 30, 2010) relative to peers with opportunity for additional improvement if rates rise or the economy improves: Intermountain has consistently maintained a higher net interest margin than its peer group (Source: UBPR data), and has positioned its balance sheet to protect against current challenges, and provide for opportunities to capitalize on the likelihood of future rising market interest rates.

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

     Lending conditions are currently challenging, with low borrowing demand, tight underwriting standards and challenging appraisal conditions. However, a return to more conservative credit management, underwriting and structuring and the exit of a number of distressed competitors may lead to better pricing opportunities and lower future credit risk for the Company. Management is responding by diversifying its current portfolio and positioning for prudent growth opportunities. It believes these prospects will include pursuing attractive mid-market commercial credits in its markets, originating commercial real estate loans to strong borrowers at lower real estate prices, originating and seasoning mortgage loans to strong borrowers at conservative loan-to-values in rural and smaller suburban areas not well-served by current secondary market appraisal standards, expanding and diversifying its agricultural portfolio, and expanding its already strong government-guaranteed loan marketing efforts. Management also believes that credit spreads may generally be wider, and when combined with the Company’s high proportion of variable rate loans, should lead to improved asset yields in the future.
     We believe deposit growth and pricing will continue to be a cornerstone of the Company’s success. As demonstrated by its past successes, the growth of low-cost core deposits has always been a focus. Management will continue this core focus, while pursuing opportunities to gain additional market share from stressed competitors in its defined core and growth markets. Based on FDIC call report data, the Company has identified approximately $1 billion in deposits at banks in its core markets that are exhibiting relatively high levels of distress, and another $3 billion in its growth markets. When combined with potential organic growth, a relatively small capture of these distressed deposits over the next few years could allow the Company to double its total deposits. More immediately, management sees additional opportunities to continue decreasing its cost of funds and interest expense by repricing down maturing CDs and running off or replacing higher rate wholesale funding vehicles.
     Management is confident that it can also continue significantly improving the Company’s efficiency. The last three years have been challenging as the Company first sought to build operational infrastructure for a larger institution, then faced very significant credit-related costs. These costs masked underlying improvement in operating expenses. In the future, management believes the infrastructure that has been built will allow the Company to expand its assets and revenues without corresponding increases in expenses. When combined with lower anticipated credit costs, this could lead to relatively rapid improvement in efficiency rates. During 2010, it will continue to focus on rationalizing its cost structure and has already made significant expense reduction moves, including reducing staff and executing additional outsourcing contracts.
     Management believes that non-interest revenue growth may be challenging in the near-term because of new regulatory restrictions, particularly on overdraft and debit card income. However, it continues to take steps to expand and diversify its revenue sources. These include expanding its trust and investment service opportunities to both new and existing customers, increasing debit and credit card accounts and usage, pursuing other partners to work with on its secured savings credit card program, and reorganizing and enhancing its mortgage banking operation.
     In addition to the above, management believes that disruption and consolidation in the market may lead to other opportunities as well. Subject to regulatory and capital constraints, management believes that attractive acquisition opportunities within its footprint will begin to appear and that Intermountain could be in a unique position to capitalize on them. Intermountain is the largest publicly traded bank holding company headquartered in Idaho, and has existing branches in Washington and Oregon, which may help facilitate future transactions. Even if these opportunities are not available, large disruptions create potential opportunities to attract strong new employees and customers.
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
     Management believes the allowance for loan losses was adequate at June 30, 2010. While management uses available information to provide for loan losses, the ultimate collectability of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions and other relevant factors. A further slowdown in economic activity could adversely affect cash flows for both commercial and individual borrowers, as a result of which the Company could experience increases in nonperforming assets, delinquencies and losses on loans.
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

     Management evaluates investment securities for other-than-temporary declines in fair value on a periodic basis. If the fair value of investment securities falls below their amortized cost and the decline is deemed to be other-than-temporary, the securities’ fair value will be analyzed based on market conditions and expected cash flows on the investment security. The Company calculates a credit loss charge against earnings by subtracting the estimated present value of estimated future cash flows on the security from its amortized cost. At June 30, 2010, residential mortgage-backed securities included two securities comprised of a pool of mortgages with a remaining unpaid balance of $10.9 million. Due to the lack of an orderly market for the security, their fair value was determined to be $8.1 million at June 30, 2010 based on analytical modeling taking into consideration a range of factors normally found in an orderly market. Based on an analysis of projected cash flows, a total of $782,000 has been charged to earnings as a credit loss, including $526,000 in 2009 and $256,000 in the first six months of 2010. The remaining $2.5 million was recognized in other comprehensive income. Charges to income could occur in future periods due to a change in management’s intent to hold the investments to maturity, a change in management’s assessment of credit risk, or a change in regulatory or accounting requirements.
     Goodwill and Other Intangible Assets. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible elements in the business acquired. Intermountain’s goodwill relates to value inherent in the banking business and the value is dependent upon Intermountain’s ability to provide quality, cost-effective services in a competitive market place. As such, goodwill value is supported ultimately by revenue that is driven by the volume of business transacted. A decline in earnings as a result of a lack of growth or the inability to deliver cost-effective services over sustained periods can lead to impairment of goodwill that could adversely impact earnings in future periods. Goodwill is not amortized, but is subjected to impairment analysis each December. In addition, GAAP requires an impairment analysis to be conducted any time a “triggering event” occurs in relation to goodwill. Management believes that the significant market disruption in the financial sector and the declining market valuations experienced over the past year created a “triggering event.” As such, management conducted interim evaluations of the carrying value of goodwill in each quarter of 2009, including the quarter ended December 31, 2009. As a result of this analysis, no impairment existed as of December 31, 2009. Major assumptions used in determining impairment were projected increases in future income, sales multiples in determining terminal value and the discount rate applied to future cash flows. However, future events could cause management to conclude that Intermountain’s goodwill is impaired, which would result in the recording of an impairment loss. Any resulting impairment loss could have a material adverse impact on Intermountain’s financial condition and results of operations. Other intangible assets consisting of core-deposit intangibles with definite lives are amortized over the estimated life of the acquired depositor relationships. At June 30, 2010, the carrying value of the Company’s goodwill and core deposit intangible was $11.7 million and $374,000, respectively. At June 30, 2010, the Company concluded there were no triggering events that would require interim evaluation at June 30, 2010. As this evaluation is based on changing market conditions and estimates of current and future values and cash flows, no assurance can be given that an impairment of goodwill will not be required in future periods. See Part II – Other Information, Section 1A. Risk Factors.
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
     Income Taxes. Income taxes are accounted for using the asset and liability method. Under this method a deferred tax asset or liability is determined based on the enacted tax rates which will be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in the Company’s income tax returns. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established to reduce the net carrying amount of deferred tax assets if it is determined to be more likely than not, that all or some portion of the potential deferred tax asset will not be realized. The Company uses an estimate of future earnings, an evaluation of its loss carryback ability and tax planning strategies to determine whether or not the benefit of its net deferred tax asset will be realized. The analysis used to determine whether a valuation allowance is required and if so, the amount of the allowance, is based on estimates of future taxable income and the effectiveness of future tax planning strategies. These estimates require significant management judgment about future economic conditions and Company performance. Further deterioration in economic conditions or Company performance could require the establishment of a valuation allowance and a resulting charge against the earnings of the Company in future periods. See Part II – Other Information, Section 1A. Risk Factors.
Results of Operations
     Overview. Intermountain recorded a net loss applicable to common stockholders of $2.9 million, or $0.35 per diluted share for the three months ended June 30, 2010, compared with a net loss applicable to common stockholders of $4.7 million or $0.56 per diluted share for the first quarter of 2010 and a net loss applicable to common stockholders of $11.4 million or $1.37 per diluted share, for the three months ended June 30, 2009. Intermountain recorded a net loss to common stockholders of $7.7 million, or $0.91 per diluted share, for the six months ended June 30, 2010, compared with net loss to common stockholders of $11.9 million, or $1.43 per diluted share, for the six months ended June 30, 2009. The smaller loss over the sequential quarter reflects improved net interest income, higher non-interest income, lower operating expenses, and a smaller loan loss provision. In comparison to second quarter 2009, the lower net loss in 2010 reflects higher non-interest income, lower operating and loan loss provision expenses offset by lower net interest income.
     The annualized return on average assets (“ROAA”) was -0.94%, -1.62%, and -4.02% for the three months ended June 30, 2010, March 31, 2010 and June 30, 2009, respectively, and -1.28% and -2.04% for the six months ended June 30, 2010 and 2009, respectively. The annualized return on average common equity (“ROAE”) was -20.05%, -31.37%, and -58.18% for the three months ended June 30, 2010, March 31, 2010 and June 30, 2009, respectively, and -25.70% and -29.78% for the six months ended June 30, 2010 and 2009, respectively.
     While the Company recorded a net loss for the second quarter, the results showed material improvement in a number of key areas. In response to ongoing economic challenges, management continues to focus on strong balance sheet management and additional expense reduction. Most asset quality metrics continued to improve, and the loan loss provision declined significantly in the second quarter. At the same time, both interest and operating expenses decreased, and non-interest income improved. Interest income also improved from first quarter, but remains challenged by low loan demand and the maintenance of excess funds in relatively low-yielding cash equivalent and investment securities. Barring unforeseen surprises, management believes that Company efforts will continue to enhance financial performance and build a strong foundation for additional future growth when economic conditions improve.

     Net Interest Income. The most significant component of earnings for the Company is net interest income, which is the difference between interest income from the Company’s loan and investment portfolios, and interest expense on deposits, repurchase agreements and other borrowings. During the three months ended June 30, 2010, March 31, 2010 and June 30, 2009, net interest income was $8.8 million, $8.4 million, and $10.2 million, respectively. The increase in net interest income from the prior quarter primarily reflects a reduction in interest reversals and foregone interest on loans that were placed on non-accrual status or written down. This was partially offset by lower yields and higher amortization of premiums on securities, as prepayment speeds on the Company’s existing mortgage-backed securities portfolio increased temporarily, reflecting decisions by Fannie Mae and Freddie Mac to pay off all defaulted mortgages over a several-month period beginning in the first quarter. The comparison against results from second quarter last year reflects the impacts of an overall reduction in earning assets, a more conservative, lower-yielding asset mix, and the lag effect of lower market rates on the Company’s earning assets. During the six months ended June 30, 2010 and 2009, net interest income was $17.2 million and $20.1 million, respectively. The decrease in net interest income was due to lower yields on assets and lower earning asset balances offset by lower costs on the Company’s funding.
     Average interest-earning assets decreased by 5.0% to $945.9 million for the three months ended June 30, 2010, compared to $995.5 million for the three months ended June 30, 2009. The decrease was driven by a reduction of $101.7 million or 13.5% in average loans, partially offset by an increase in average investments and cash of $52.1 million or 21.3% over the three month period in 2009. For the six months ended June 30, 2010, average interest-earning assets decreased 4.5%, or $45.0 million compared to the same period in 2009. Loan volumes continued to reflect paydowns and write-downs of existing loan balances, lower loan demand caused by the slowing economy and tighter underwriting standards. The increase in investments and cash resulted from strong deposit growth and the Company’s decision to place the additional funds in short-term investments and cash equivalents to enhance liquidity.
     Average interest-bearing liabilities decreased by 0.5% or $5.3 million for the three month period ended June 30, 2010 compared to June 30, 2009. Average deposit balances were flat over this time period, while borrowings decreased $5.3 million or 3.4%. Given excess liquidity on the asset side, Company management did not aggressively pursue additional funding, and instead, focused on lowering its cost of funds. For the six months ended June 30, 2010, average interest-bearing liabilities increased 0.1% or $667,000 compared to the six months ended June 30, 2009, fueled by growth in average deposits of $13.9 million, or 1.7%.
     Net interest margin was 3.71% for the three months ended June 30, 2010, a 0.14% increase from the three months ended March 31, 2010 and a 0.40% decrease from the same period last year. The improvement from first quarter reflected lower funding costs and lower levels of foregone interest on nonaccrual loans, offset by lower yields on investment securities, while comparative results from a year ago continued to be negatively impacted by lower market interest rates, and the shift to a more conservative asset mix. Net interest margins for the six months ended June 30, 2010 and June 30, 2009 were 3.64% and 4.07%, respectively
     The Company has continued to focus on lowering its overall cost of funds, while increasing transaction deposit balances. The cost on interest-bearing liabilities dropped from 1.76% in second quarter 2009 to 1.18% for the most recent quarter. Intermountain has sought to manage liability costs carefully, and its cost of funds continues to be at the low end of its peer group. As a result of these efforts and continuing stronger asset yields, the Company’s net interest margin remains well above average for its peer group.
     Given current economic conditions, the Company believes that weak loan demand, non-accrual loans and conservative asset management will continue to negatively impact the net interest margin at least through the balance of 2010. However, declining funding costs should offset some of these impacts. As such, management is focusing on building a balance sheet and core customer base to sustain the current margin, and prepare for resumption of more normal economic and rate conditions in the future.
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
     The provision for losses on loans totaled $4.9 million for the three months ended June 30, 2010, compared to a provision of $6.8 million for the sequential quarter and $18.7 million for the three months ended June 30, 2009. The provision for losses on loans totaled $11.7 million for the six months ended June 30, 2010, compared to a provision of $21.5 million for the six months ended June 30, 2009. The following table summarizes provision and loan loss allowance activity for the periods indicated.

	June 30,
	2010	2009
	(Dollars in thousands)
Balance Beginning January 1	$(16,608)	$(16,433)
Charge-Offs
Commercial loans	4,302	2,013
Commercial real estate loans	2,487	127
Commercial construction loans	911	818
Land and land development loans	5,222	9,089
Agriculture loans	689	688
Multifamily loans	16	—
Residential loans	1,220	721
Residential construction loans	15	11
Consumer Loans	286	388
Municipal Loans	1	—

Total Charge-offs	15,149	13,855
Recoveries
Commercial Loans	(312)	(75)
Commercial real estate loans	(80)	—
Commercial construction loans	(10)	—
Land and land development loans	(32)	—
Agriculture loans	—	—
Multifamily loans	—	—
Residential Loans	(26)	(50)
Residential construction loans	—	—
Consumer Loans	(101)	(143)
Municipal Loans	—	—

Total Recoveries	(561)	(268)
Net charge-offs	14,588	13,587
Transfers	—	—
Provision for losses on loans	(11,723)	(21,454)
Sale of loans	—	—

Balance at June 30	$(13,743)	$(24,300)
Ratio of net charge-offs to average net loans (annualized)	4.61%	3.64%
Allowance — Unfunded Commitments
Balance Beginning January 1	$(11)	$(14)
Adjustment	(7)	(351)
Transfers	—	—

Allowance — Unfunded Commitments at June 30	$(18)	$(365)
     Net chargeoffs totaled $14.6 million in the first six months of 2010, compared to $13.6 million in the first six months of 2009. Chargeoffs were centered in the bank’s commercial, commercial real estate and development portfolio, although the balances remaining and overall risk exposure in the development and construction segment have now decreased significantly. In the second quarter of 2010, management resolved or liquidated a number of problem loans for which it had previously reserved. In doing so, it charged off the uncollectible balances, resulting in a higher chargeoff rate, but lower provision expense than in prior quarters. Because of aggressive collection and liquidation activity, management believes that the overall risk exposure of the loan portfolio has now decreased. The loan loss allowance to total loans ratio was 2.16% at June 30, 2010, compared to 2.85% at March 31, 2010 and 3.31% at June 30, 2009, respectively. At the end of the quarter, the allowance for loan losses totaled 77.4% of nonperforming loans compared to 80.1% at March 31, 2010 and 88.4% at June 30, 2009.
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
     Information with respect to non-performing loans, classified loans, troubled debt restructures, non-performing assets, and loan delinquencies is as follows:
Non-Accrual Trending

	June 30,	December 31,
	2010	2009
	(Dollars in thousands)
Non-accrual loans	$17,765	$18,468
Non-accrual loans as a percentage of net loans receivable	2.85%	2.82%
Total allowance related to non-accrual loans	$1,503	$965
Interest income recorded on non-accrual loans	$353	$1,126
Credit Quality Trending

	June 30,	December 31,
	2010	2009
	(Dollars in thousands)
Loans past due in excess of 90 days and still accruing	$—	$586
Non-accrual loans	17,765	18,468

Total non-performing loans	17,765	19,054
OREO	8,754	11,538

Total non-performing assets (“NPAs”)	$26,519	$30,592

Classified loans (1)	$59,775	$77,175
Troubled debt restructured loans (2)	$2,562	$4,604
Non-accrual loans as a percentage of net loans receivable	2.85%	2.82%
Total non-performing loans as a % of net loans receivable	2.85%	2.91%
Total NPAs as a percentage of loans receivable (3)	4.26%	4.67%
Allowance for loan losses (“ALLL”) as a percentage of non-performing loans	77.4%	87.2%
Total NPAs as a % of total assets (3)	2.49%	2.83%
Total NPAs as a % of tangible capital + ALLL (“Texas Ratio”) (3)	31.09%	32.85%
Loan delinquency ratio (30 days and over)	0.50%	1.06%

(1)	Classified loan totals are inclusive of non-performing loans and may also include troubled debt restructured loans, depending on the grading of these restructured loans.

(2)
Represents accruing restructured loans performing according to their modified terms. Restructured loans that are not performing according to their modified terms are included in non-accrual loans. No other funds are available for disbursement on restructured loans.

(3)	NPAs include both nonperforming loans and OREO.

     The $17.8 million balance in non-accrual loans as of June 30, 2010 consists primarily of a mix of land development, commercial real estate, commercial and residential loans. Prior periods reflected higher levels of construction and land development loans, but many of these have now been resolved or foreclosed. As the economic downturn continues, the Company has experienced some increase in non-performing commercial, residential and commercial real estate loans, but the growth has been moderate, particularly in comparison to the construction and development portfolio. Non-performing loans are carried on the Company’s financial statements at the net realizable value that management anticipates receiving on the loans. The Company has evaluated the borrowers and the collateral underlying these loans and determined the probability of recovery of the loans’ principal balance. Given the volatility in the current market, the Company continues to monitor these assets closely and reevaluate the expected cash flows and collateral values on a frequent and periodic basis. This re-evaluation may create the need for additional write-downs or additional loss reserves on these assets. The balance of non-accrual loans was $18.5 million as of December 31, 2009.
     After peaking in mid-2009 at $96.2 million, the Company’s internally classified loans have dropped significantly to $77.2 million at December 31, 2009 and $59.8 million at June 30, 2010 as a result of aggressive workout and disposition efforts by the Company’s special assets team. Classified loans are loans for which management believes it may experience some problems in obtaining repayment under the contractual terms of the loan, and are inclusive of the Company’s non-accrual loans. However, categorizing a loan as classified does not necessarily mean that the Company will experience any or significant loss of expected principal or interest.
     At June 30, 2010, and December 31, 2009 classified loans (loans with risk grades 6, 7 or 8) by loan type are as follows (in thousands):

	June 30, 2010		Dec 31, 2009
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial	$11,187	18.7%	$11,685	15.1%
Commercial real estate	12,107	20.3%	12,409	16.1%
Commercial construction	9,656	16.2%	15,554	20.2%
Land and land development loans	11,715	19.6%	20,136	26.1%
Agriculture	7,496	12.5%	9,637	12.5%
Multifamily	672	1.1%	695	0.9%
Residential real estate	5,465	9.1%	5,433	7.0%
Residential construction	761	1.3%	1,165	1.5%
Consumer	716	1.2%	461	0.6%
Municipal	—	—%	—	—%

Total classified loans	$59,775	100.0%	$77,175	100.0%

     As illustrated, classified loans in land development and construction segments have decreased because the Company has moved aggressively to reduce its exposure to these loan types. The other types of classified loans represent higher opportunities for full repayment and lower risk of loss, because they generally rely on multiple repayment sources, including other types of collateral that have not experienced the level of devaluation experienced by residential land and construction assets.
     Non-performing assets comprised 2.49% of total assets at June 30, 2010, and 2.83% and 3.73% at December 31, 2009 and June 30, 2009, respectively. Non-performing assets to tangible capital plus the loan loss allowance (the “Texas Ratio”) equaled 31.09% at June 30, 2010 versus 32.85% at December 31, 2009 and 37.17% at June 30, 2009. The decrease in non-performing assets and the Texas Ratio reflects continued resolution or migration of non-performing loans, and reductions in other real estate owned (“OREO”) balances due to sales activity.
     The 30-day and over loan delinquency rate improved significantly in the first quarter to 0.50%, a rate much lower than experienced in recent prior quarters, including 1.06% at year end 2009 and 2.10% at June 30, 2009. Since 30-day delinquency trends often foreshadow more serious credit issues, a lower delinquency rate, if sustained, would likely reflect improving asset quality conditions.
     The following tables summarize NPAs by type and geographic region, and provides trending information over the past year:.

				E. Oregon,			% of Loan
	North Idaho —	Magic		SW Idaho			Type to Total
NPAs by location	Eastern	Valley	Greater	Excluding			Non-Performing
June 30, 2010	Washington	Idaho	Boise Area	Boise	Other	Total	Assets
	(Dollars in thousands)
Commercial loans	$2,063	$531	$246	$524	$—	$3,364	12.7%
Commercial real estate loans	2,719	356	1,329	315	41	4,760	18.0%
Commercial construction loans	732	—	—	1,199	—	1,931	7.3%
Land and land development loans	5,852	160	2,374	950	2,289	11,625	43.8%
Agriculture loans	—	—	524	—	—	524	2.0%
Multifamily loans	—	—	112	—	—	112	0.4%
Residential real estate loans	2,905	252	286	240	299	3,982	15.0%
Residential construction loans	193	—	—	—	—	193	0.7%
Consumer loans	12	8	8	—	—	28	0.1%

Total	$14,476	$1,307	$4,879	$3,228	$2,629	$26,519	100.0%

Percent of total NPAs	54.6%	4.9%	18.4%	12.2%	9.9%	100.0%
Percent of NPAs to total loans in each region(1)	4.0%	2.6%	6.4%	2.7%	9.0%	4.2%

(1)	NPAs include both nonperforming loans and OREO.
Nonperforming Asset Trending By Category

	June 30,	December 31,	June 30,
	2010	2009	2009
	(Dollars in thousands)
Commercial loans	$3,364	$2,653	$4,470
Commercial real estate loans	4,760	5,235	1,795
Commercial construction loans	1,931	3,133	6,374
Land and land development loans	11,625	14,055	20,592
Agriculture loans	524	834	930
Multifamily loans	112	135	2,562
Residential real estate loans	3,982	3,195	4,126
Residential construction loans	193	1,264	66
Consumer loans	28	88	233

Total NPAs by Categories	$26,519	$30,592	$41,148

     The volume of non-performing residential land and construction assets continues to be higher than other loan types, but is decreasing rapidly. Non-performing commercial and residential real estate loan balances have increased moderately from December 31, 2009, primarily reflecting the addition of one or two larger relationships in each category. These segments are being monitored and managed carefully to minimize further deterioration. The geographic breakout of nonperforming assets reflects the stronger market presence the Company holds in Northern Idaho and Eastern Washington and aggressive reductions in non-performing assets in the greater Boise market through property sales and loan writedowns. Generally, the North Idaho, Spokane and Magic Valley economies and real estate markets have performed better than the Boise area of southwest Idaho. Much of the Company’s remaining portfolio in southwestern Idaho is located in the agri-business-oriented ‘Tri-County’ area along the border of Idaho and Oregon. Because of its rural nature, this area has also been more stable than Boise.
     While some indicators of stabilization in both regional economic trends and real estate sales and valuations appeared in late 2009 and early 2010, significant improvement is not forecast for the balance of 2010. Based on local forecasts, full recovery is likely to occur slowly and over a multi-year period. As such, management believes that classified loans, non-performing assets, and credit losses will likely remain elevated in the last half of 2010, but at lower levels than those experienced during the first half. Subsequent to 2010, management believes that the credit portfolio will continue to improve, but problem assets and credit costs may remain at higher levels in 2011 than those experienced prior to 2008. If this holds true, the Company’s allowance for loan losses would likely remain at higher levels than its historical experience prior to 2008 as well. Given market volatility and future uncertainties, as with all forward-looking statements, management cannot assure nor guarantee the accuracy of these future forecasts.
     Management continues to focus its efforts on managing and reducing the level of non-performing assets, classified loans and delinquencies. It uses a variety of analytical tools and an integrated stress testing program involving both qualitative and quantitative modeling to assess the current and projected state of its credit portfolio. The results of this program are integrated with the Company’s capital and liquidity modeling programs to manage and mitigate future risk in these areas as well. In early 2010, the Company contracted with an independent loan review firm to further evaluate and provide independent analysis of our portfolio and make recommendations for portfolio management improvement. In particular, the review quantified and stratified the loans in the Bank’s portfolio based upon layered risk, product type, asset class, loans-to-one borrower, and geographic location. The purpose of the review was to provide an independent assessment of the potential imbedded risks and dollar exposure within the Bank’s loan portfolio. The scope included 1,000 loans representing over 80% of the total loan portfolio and included specific asset evaluations and loss forecasts for the majority of the loan portfolio. The firm employed seasoned financial and commercial lending personnel to complete the individual loan reviews. Based on its evaluation of both external and internal loan review results, management did not believe that it needed to materially alter its 12-month forward loss projections and results in the six months since this review have supported management’s perception. It has and continues to incorporate a number of the recommendations made by the review firm into its ongoing credit management process.
     Other Income. Total other income was $3.0 million, $2.5 million, and $2.7 million for the three months ended June 30, 2010, March 31, 2010, and June 30, 2009, respectively. Total other income was $5.5 million and $6.2 million for the six months ended June 30, 2010 and 2009, respectively.
     Fees and service charges earned on deposit, trust and investment accounts continue to be the Bank’s primary sources of other income. Fees and service charges in the second quarter increased by $260,000 from the prior quarter and $161,000 from the previous year, as deposit account and investment sales activity picked up. Fees and service charges for the six-month period ended June 30, 2010 totaled $3.8 million versus $3.6 million for the same period last year. The Company is evaluating and implementing new fee structures, training and marketing programs to further enhance fee income through reduced waivers, increased pricing and additional cross-selling of other services. The Company also implemented plans to change its overdraft service program to comply with new federal regulation on overdraft charges effective in July 2010. The Company is currently contacting customers and offering them the option to opt in to one of our overdraft service plans. While yet unknown, the initial implementation of the regulation in July 2010 may have a moderately negative impact on the Company’s overdraft income for the year.
     Loan related fee income increased by $136,000, or 20.5%, for the three months ended June 30, 2010 compared to one year ago as a result of additional servicing income and higher loan commitment and other fees. The Company has restructured its mortgage banking function to enhance origination volume and income, and continues to build its servicing portfolio to improve customer service and provide a more stable source of fee income in the future.
     The Company recognized $167,000 in losses on sales of securities transactions during the second quarter, compared to gains on securities transactions totaling $53,000 in the first quarter of 2010 and of $0 in the second quarter of 2009. The credit loss on impaired securities increased from $19,000 in the first quarter of 2010 to $237,000 in the second quarter of 2010. The Company did not record a credit loss on impaired securities in the second quarter of last year (see Note 2 of the Consolidated Financial Statements for more information on investment securities).
     BOLI income was relatively flat from the prior year as yields were stable and the Company did not purchase or liquidate BOLI assets. Other non-interest income increased $395,000, reflecting higher secured credit card contract income over second quarter 2009 and lower loss on sales of assets in 2010. Income from the secured credit card contract is expected to increase over the next two quarters based on higher pricing, then level off before terminating with the end of the contract in 2011. The Company is evaluating various alternatives, including partnering with other card providers, to replace this income source in future years.
     Operating Expenses. Operating expense for the second quarter of 2010 totaled $11.3 million, a decrease of $286,000 from the sequential quarter and a decrease of $1.4 million over second quarter 2009. Operating expense for the six months ended June 30, 2010 totaled $22.8 million, a decrease of $603,000, or 2.6% over the same period one year ago. The decreases from the prior quarter reflect lower compensation, occupancy, advertising and FDIC insurance premium expense, partially offset by higher collection and OREO expenses. The decrease in operating expenses over the 2009 period reflects lower salaries and employee benefits expense and lower FDIC insurance premium expense.
     Salaries and employee benefits expense for the six months ended June 30, 2010 decreased $438,000, or 3.9% compared to the same period one year ago. During the first half of this year, the Company implemented a restructuring plan resulting in an 8% reduction in staff by the end of April. Severance costs included $290,000 in the first quarter and an additional $99,000 in the second quarter for a total of $389,000. Future expense savings from this restructuring are estimated to be approximately $600,000 per quarter. Other efforts to control compensation expense continue in 2010, as the Company continues to centralize and automate functions, limit salary increases and bonuses for executives and officers, and reduce other compensation plans. At June 30, 2010, full-time-equivalent employees (FTE) totaled 369, compared with 406 at December 31, 2009 and 407 at June 30, 2009. The reductions in compensation and other benefits expense were partially offset by a $127,000, or 90.2% increase in unemployment insurance expense from the first six months of 2009.
     Occupancy expenses were $3.6 million for the six months ended June 30, 2010, a 4.2% decrease compared to June 30, 2009. The decrease from last year reflects reduced rent expense and lower hardware, software, and equipment purchasing activity, as previous infrastructure investments have enhanced efficiency and reduced the need for additional purchasing activity. The Company also consolidated administrative functions during the second quarter, which allowed it to terminate leases on two formerly leased properties. Continued centralization and outsourcing efforts are anticipated to bring further improvement to this area in the near future.
     The advertising expense decrease of $148,000 for the six month period compared to the same period one year ago is a result of reductions in general advertising and media expenses, as the need for broad advertising in the current market has been limited. The $120,000 increase in fees and service charges for the six month period ended June 30, 2010 compared to the same period one year ago is primarily comprised of increases in loan collection, repossession and liquidation expenses. These expenses are expected to decline as the Company’s credit quality continues to improve. Printing, postage and supplies increased $61,000 for the six-month period in comparison to last year’s total. The increase reflects timing of the payment of postage and supply expense during the quarter and a shift of expenses into this category from other areas as a result of operational changes. Additional outsourcing activities are expected to result in improvements in this area over the next six months. Legal and accounting fees increased by $18,000 in comparison to the same six-month period in 2009 as increasing legal expenses related to loan collection and regulatory compliance were partially offset by a reduction in consulting fees. Legal fees may continue to remain high, given Company credit resolution efforts and increasing regulatory requirements, but are likely to be offset by lower consulting fees over the near term.
     At $939,000, FDIC expense was down $471,000 or 33.4% from the first half of the prior year. Higher regular premium costs in 2010 were more than offset by the absence of any special assessments. In June 2009, the Company accrued $475,000 to pay a special assessment to the FDIC to help recapitalize the insurance fund. Given the challenged state of the banking industry, future assessments are likely to remain high, but may be partially offset by improved Company conditions.
     OREO operations, related valuation adjustments and gain/loss on sale of OREO increased $976,000 for the six month period over the same period last year. The Company has been aggressively migrating problem assets into and out of OREO, resulting in a larger number of OREO properties outstanding during the period and a higher amount of charge offs and gains/losses related to the sale of OREO properties than in the first six months of 2009. OREO expenses and adjustments are likely to remain elevated in 2010, but should continue to decline from the peaks reached in late 2009 as the Company reduces its OREO balances and liquidation activity subsides.
     Other expenses decreased $561,000 or 24.5%, for the six month period over the same period last year, reflecting decreases in telecommunications, computer services, training and travel costs, and expense associated with funding the reserve for unfunded loan commitments. Improvements in these areas are expected to continue, resulting in lower expenses in future periods.
     The Company’s efficiency ratio was 100.6% for the six months ended June 30, 2010, compared to 89.0% for the six months ended June 30, 2009. However, the quarter by quarter comparison shows continued improvement in this ratio over the past year. The ratio was 95.9% for the three months ended June 30, 2010, compared to 105.6% for the sequential quarter and 98.0% for the three months ended June 30, 2009. The Company has been and continues to execute strategies to reduce controllable expenses to improve efficiency. However, flat asset growth, net interest margin compression and substantially higher credit-related expenses and FDIC insurance premiums have hampered efficiency gains. With economic conditions likely to remain challenging in the near future, the Company continues to lower its interest expense and is executing additional efficiency and cost-cutting efforts. Management anticipates that as it completes the action plans developed under prior initiatives and undertakes its new plans, the efficiency and expense ratios will improve. Stabilization and improvement in economic conditions in the future should also improve efficiency, as net interest income rebounds and credit-related costs subside.

     Income Tax Provision. Intermountain recorded federal and state income tax benefits of $1.9 million, $3.1 million and $7.4 million for the three months ended June 30, 2010, March 31, 2010 and June 30, 2009, respectively. Federal and state income tax benefits totaled $5.1 million and $7.4 million for the six months ended June 30, 2010 and June 30, 2009, respectively. The effective tax rates used to calculate the tax benefit were (43.6%), (42.0%) and (40.3%) for the quarters ended June 30, 2010, March 31, 2010, and June 30, 2009, respectively. The effective tax rates used to calculate the tax benefit were (42.6%) and (40.1%) for the six months ended June 30, 2010 and June 30, 2009, respectively.
     Intermountain uses an estimate of future earnings and tax planning strategies to determine whether or not the benefit of its net deferred tax asset will be realized. In conducting this analysis, management has assumed economic conditions will continue to be very challenging in 2010, followed by gradual improvement in the ensuing years. These assumptions are in line with both national and regional economic forecasts. As such, its estimates include credit losses that are significantly elevated in 2010, but less so than those experienced in 2009, followed by improvement in ensuing years as the economy improves and the Company’s loan portfolio turns over. It also assumes improving net interest margins beginning in 2011, as it is able to convert some its cash position to higher yielding instruments, and reductions in operating expenses as credit costs abate and its other cost reduction strategies continue. Based on these estimates and potential additional tax planning strategies that it could employ to accelerate taxable income, the Company has determined that it is not required to establish a valuation allowance for the deferred tax assets. Management believes it is more likely than not that the net deferred tax asset of $20.5 million will be realized both through future reversals of existing taxable temporary differences and the offset of $11.7 million in net operating loss carry forward included in the net deferred tax asset with future taxable income. However, to the extent that this analysis is based on estimates that are reliant on future economic conditions, management cannot assure that valuation impairment on its tax asset will not be required in future periods. See Part II – Other Information, Section 1A. Risk Factors.
Financial Position
     Assets. At June 30, 2010, Intermountain’s assets were $1.07 billion, down $13.9 million from $1.08 billion at December 31, 2009. During this period, decreases in loans receivable were partially offset by increases in investments held to maturity and cash and cash equivalents. Given the challenging economic climate, the Company continues to manage its balance sheet cautiously, limiting asset growth and shifting the mix from loans to more conservative and liquid investments.
     Investments. Intermountain’s investment portfolio at June 30, 2010 was $202.0 million, an increase of $5.0 million from the December 31, 2009 balance of $197.0 million. The increase was primarily due to additional purchases of new municipal securities in the held-to-maturity portfolio. The Company also purchased agency-guaranteed mortgage-backed securities during this period, but these purchases were offset by sales and principal paydowns of both unguaranteed and agency-guaranteed mortgage backed securities (“MBS”). During the six months ended June 30, 2010, the Company sold $12.9 million in investment securities resulting in a $114,000 net pre-tax loss, and experienced higher prepayments on its MBS related to Fannie Mae and Freddie Mac accelerating its payments on guaranteed mortgages that had defaulted. As of June 30, 2010, the balance of the unrealized loss on investment securities, net of federal income taxes, was $2.0 million, compared to an unrealized loss at December 31, 2009 of $3.4 million. Illiquid markets for some of the Company’s unguaranteed securities produced the unrealized loss for both periods, but was partially offset by unrecognized gains on many of the agency-guaranteed securities.
     In March, 2009, residential mortgage-backed securities included a security comprised of a pool of mortgages with a remaining unpaid principal balance of $4.2 million. In the six months ended June 30, 2009, due to the lack of an orderly market for the security and the declining national economic and housing market, its fair value was determined to be $2.5 million at that time based on analytical modeling taking into consideration a range of factors normally found in an orderly market. Of the $1.7 million original OTTI on this security, based on an analysis of projected cash flows, $244,000 was charged to earnings as a credit loss and $1.5 million was recognized in other comprehensive income (loss). The Company recorded additional credit loss impairments of $198,000 and $84,000, respectively in the third and fourth quarters of 2009, $19,000 in the first quarter of 2010 and $144,000 in the second quarter of 2010. However, the overall estimated market value on the security improved during this time, reducing the net non-credit value impairment to $1.1 million. In June 2010, the Company identified an additional residential mortgage-backed security comprised of a pool of mortgages with a remaining unpaid principal balance of $7.5 million. In the three months ended June 30, 2010, its fair value was determined to be $7.4 million based on similar analytical modeling. Of the $1.5 million original OTTI on this security, based on an analysis of projected cash flows, $92,000 was charged to earnings as a credit loss, leaving a net non-credit value impairment of $1.4 million at June 30, 2010. At this time, the Company anticipates holding the two securities until their value is recovered or until maturity, and will continue to adjust its net income and other comprehensive income (loss) to reflect potential future credit loss impairments and the security’s market value. The Company calculated the credit loss charges against earnings each quarter by subtracting the estimated present value of future cash flows on the securities from their amortized cost at the end of each period.
     Loans Receivable. At June 30, 2010 net loans receivable totaled $623.1 million, down $32.5 million or 5.0% from $655.6 million at December 31, 2009. During the six months ended June 30, 2010, total loan originations were $144.0 million compared to $210.2 million for the prior year’s comparable period. While this change is a smaller decrease than in recent prior quarters, borrowing demand in the Company’s markets remains muted. As part of its Powered By Community initiative, the Company continues to market residential and commercial lending programs to help ensure the credit needs of its communities are met. In particular, it is pursuing attractive small and mid-market commercial credits, originating commercial real estate loans to strong borrowers at lower real estate prices, originating mortgage loans to strong borrowers at conservative loan-to-values, expanding and diversifying its agricultural portfolio, and expanding its already strong government-guaranteed loan marketing efforts. These efforts have been reasonably successful, but not sufficient to offset the substantial and intentional reduction in the Company’s land development and construction portfolios.
     The following table sets forth the composition of Intermountain’s loan portfolio at the dates indicated. Loan balances exclude deferred loan origination costs and fees and allowances for loan losses.

	June 30, 2010		December 31, 2009
	Amount	%	Amount	%
	(Dollars in thousands)
Commercial loans	$143,935	22.60	$131,562	19.57
Commercial real estate loans	178,516	28.03	172,726	25.69
Commercial construction	20,455	3.21	45,581	6.78
Land and land development loans	76,029	11.94	88,604	13.18
Agriculture loans	101,029	15.86	110,256	16.40
Multifamily loans	28,107	4.41	18,067	2.69
Residential real estate loans	62,794	9.86	65,544	9.75
Residential construction loans	4,715	0.74	16,626	2.47
Consumer loans	16,044	2.52	18,287	2.72
Municipal loans	5,269	0.83	5,061	0.75

Total loans	636,893	100.00	672,314	100.00

Allowance for loan losses	(13,743)		(16,608)
Deferred loan fees, net of direct origination costs	(21)		(104)

Loans receivable, net	$623,129		$655,602

Weighted average interest rate	6.12%		6.15%

     As a result of the Company’s continued efforts to reduce residential construction and land development exposure, these loan categories declined an additional $24.5 million during the first six months of 2010. They now represent 13% of the Company’s total loan portfolio, less than half of the total exposure at its peak in 2007. Commercial and multi-family loans increased as the Company targeted additional production in these area, particularly of government-guaranteed loans. Agricultural loans reflected normal seasonal conditions and the removal of a couple problem credits, and should partially rebound as the growing season matures in the third and fourth quarters of 2010. Commercial construction loans dropped, reflecting paydowns and the conversion of some loans into the term commercial real estate portfolio. Most other categories were unchanged or slightly lower, continuing to reflect slow economic conditions.
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
     The commercial and agricultural portfolios are also diversified with a variety of small business and agricultural loans that have held up well during this economic downturn. Most agricultural markets continue to perform well, and the Company has very limited exposure to the severely impacted dairy market. It has experienced challenges with a couple of larger cattle operations, and has moved aggressively to resolve or liquidate these credits. The Company’s small business portfolio is spread across the markets it serves, which has provided diversification benefits as many of its markets have performed better economically than the national market.
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
     High unemployment and decreased asset values continue to challenge Intermountain’s customers and its loan portfolios. However it appears that economic conditions may be stabilizing in most of the Company’s markets, and management believes that its underwriting standards and aggressive identification and management of credit problems are having a positive impact on its credit portfolios. Losses are likely to remain elevated in 2010, but at lower levels than in 2009, with continued improvement in subsequent years.
Geographic Distribution
     As of June 30, 2010, the Bank’s loan portfolio by loan type and geographical market area was:

				E. Oregon,			% of Loan
	North Idaho —	Magic	Greater	SW Idaho,			type to
	Eastern	Valley	Boise	excluding			total
Loan Portfolio by Location	Washington	Idaho	Area	Boise	Other	Total	loans
	(Dollars in thousands)
Commercial loans	$102,346	$10,550	$12,639	$16,438	$1,962	$143,935	22.6%
Commercial real estate loans	117,781	15,238	18,851	14,962	11,684	178,516	28.0%
Commercial construction loans	9,727	1,382	8,148	1,198	—	20,455	3.2%
Land and land development loans	54,361	6,277	10,182	3,676	1,533	76,029	11.9%
Agriculture loans	1,506	8,660	19,161	70,050	1,652	101,029	15.9%
Multifamily loans	19,595	—	849	—	7,663	28,107	4.4%
Residential real estate loans	39,789	6,362	4,189	8,192	4,262	62,794	9.9%
Residential construction loans	3,457	607	630	21	—	4,715	0.8%
Consumer loans	8,705	1,830	1,260	3,715	534	16,044	2.5%
Municipal loans	5,112	157	—	—	—	5,269	0.8%

Total	$362,379	$51,063	$75,909	$118,252	$29,290	$636,893	100.0%

Percent of total loans in geographic area	56.90%	8.02%	11.92%	18.56%	4.60%	100.00%
Percent of total loans where real estate is the primary collateral	67.61%	64.65%	59.63%	40.99%	86.40%	62.34%
     As illustrated, 75% of the Company’s loans are in north Idaho, eastern Washington and southwest Idaho outside the Boise area. Although economic trends and real estate valuations have worsened in these market areas, delinquency levels and price declines have been less significant than in the Boise area or other areas of the country. This reflects the differing economies in these areas, generally more conservative lending and borrowing norms, and more restrained building and development activity. In particular, large national and regional developers and builders did not enter and subsequently exit these markets. The southwest Idaho and Magic Valley markets are largely agricultural areas which have not seen rapid price appreciation or depreciation over the last few years. Through aggressive loan workout efforts, the Company has reduced its exposure to the Boise area market significantly over the past year, particularly its residential construction and land development loans in this area. The “Other” category noted above largely represents loans made to local borrowers where the collateral is located outside the Company’s communities. The mix in this category is relatively diverse, with the highest proportions in Oregon, Washington, California, Nevada and Wyoming, but no single state comprising more than 32% of this total or 1.5% of the total loan portfolio.
     Participation loans where Intermountain purchased part of the loan and was not the lead bank totaled $26.7 million at June 30, 2010. $7.1 million of the total is a condominium project in Boise that is currently classified, but is being managed very closely, and for which no loss is expected. The remaining loans are all within the Company’s footprint and management believes they do not present significant risk at this time.

     The following table sets forth the composition of Intermountain’s loan originations for the periods indicated.

	Three months ended			Six months ended
	June 30,			June 30,
	2010	2009	%Change	2010	2009	%Change
	(Dollars in thousands)
Commercial	$34,365	$39,682	(13.4)	$80,037	$86,657	(7.6)
Commercial real estate	8,301	35,742	(76.8)	35,726	51,065	(30.0)
Residential real estate	10,449	38,540	(72.9)	25,033	66,827	(62.5)
Consumer	1,252	2,461	(49.1)	2,347	4,917	(52.3)
Municipal	833	218	282.2	834	696	19.7

Total loans originated	$55,200	$116,643	(52.7)	$143,977	$210,162	(31.5)

     2010 origination results reflect relatively stable demand in commercial loans, but reductions in most other areas. Spurred by record low rates, the beginning of the federal government’s first time homebuyer credit program, and strong refinance activity, 2009 residential real estate originations were particularly strong in comparison to 2010. The Company anticipates commercial, commercial real estate and residential real estate origination activity to slowly increase as the economy improves, borrowing demand returns, and customers from distressed banks seek new credit from Intermountain. Residential construction and land development originations are likely to remain constricted.
     Office Properties and Equipment. Office properties and equipment decreased 3.1% to $41.1 million at June 30, 2010 from year end as a result of depreciation recorded for the six months ended June 30, 2010. Reflecting efficiencies gained from prior infrastructure investments, the Company has been able to reduce its recent hardware, software and equipment purchases.
     Other Real Estate Owned. Other real estate owned decreased by $2.8 million, or 24.1% to $8.8 million at June 30, 2010 from December 31, 2009. The Company sold 41 properties totaling $5.8 million during the six months ended June 30, 2010 and had 44 properties in the OREO portfolio at June 30, 2010, down from 49 properties at December 31, 2009. The Company continues to actively market and liquidate its OREO properties and anticipates further reduction in the total in the future.
Other Real Estate Owned Activity

	2010	2009
	(Dollars in thousands)
Balance, beginning of period, January 1	$11,538	$4,541
Additions to OREO	4,928	11,270
Proceeds from sale of OREO	(5,817)	(1,012)
Valuation Adjustments in the period(1)	(1,895)	(1,149)

Balance, end of period, June 30	$8,754	$13,650

(1)	Amount includes chargedowns and gains/losses on sale of OREO
     Intangible Assets. Intangible assets decreased slightly as a result of continuing amortization of the core deposit intangible. As discussed above in the Critical Accounting Policies section, the Company concluded there were no triggering events that would have required a goodwill evaluation as of June 30, 2010. The Company determined that no impairment existed at June 30, 2010.
     BOLI and All Other Assets. Bank-owned life insurance (“BOLI”) and other assets decreased to $43.6 million at June 30, 2010 from $46.4 million at December 31, 2009. The decrease was primarily due to decreases in income tax receivable as the Company received tax refunds on net operating loss carrybacks.
     Deposits. Total deposits decreased $12.5 million to $806.8 million at June 30, 2010 from $819.3 million at December 31, 2009, reflecting seasonal decreases in demand accounts and intentional runoff in brokered certificates of deposit (“CDs”), offset by growth in NOW and money market accounts. Deposit balances from local depositors decreased by 0.5%, as demand deposits reflected tax payments and the Company repriced its CD portfolio down and allowed non-relationship CDs to run off. Overall, transaction account deposits comprised 63.5% of total deposits at June 30, 2010, up from 59.3% a year ago, and 61% at year end, 2009. Brokered CDs declined $9.1 million during the six months ended June 30, 2010, and $16.8 million in the past 12 months.

     The following table sets forth the composition of Intermountain’s deposits at the dates indicated.

	June 30, 2010		December 31, 2009
	Amount	%	Amount	%
	(Dollars in thousands)
Non-interest bearing demand accounts	$162,137	20.1	$168,244	20.5
NOW and money market 0.0% to 4.65%	349,955	43.4	340,070	41.5
Savings and IRA 0.0% to 5.75%	77,549	9.6	77,623	9.5
Certificate of deposit accounts (CDs)	84,672	10.5	86,381	10.6
Jumbo CDs	79,720	9.9	82,249	10.0
Brokered CDs	45,348	5.6	54,428	6.6
CDARS CDs to local customers	7,399	0.9	10,326	1.3

Total deposits	$806,780	100.0	$819,321	100.0

Weighted average interest rate on certificates of deposit		2.11%		2.52%
Core Deposits as a percentage of total deposits (1)		83.1%		81.6%
Deposits generated from the Company’s market area as a % of total deposits		94.4%		93.4%

(1)	Core deposits consist of non-interest bearing checking, money market checking, savings accounts, and certificate of deposit accounts of less than $100,000 (excluding public deposits).
     Given the excess liquidity on the balance sheet and a slow growth environment, the Company has targeted improving its already low cost of funds and increasing low-cost transaction deposits as priorities, instead of overall deposit growth. Management believes this strategy has been effective, as evidenced by overall stability in local deposits, increasing transaction deposit totals and reduced cost of funds. Upcoming renewals of CDs in the third quarter will provide additional opportunity for the Company to reprice these deposits at lower current market rates.
     The Company’s strong local, core funding base, high percentage of checking, money market and savings balances and careful management of its brokered CD funding provide lower-cost, more reliable funding to the Company than most of its peers and add to the liquidity strength of the Bank. Growing the local funding base at a reasonable cost remains a critical priority for the Company’s management and production staff. The Company uses a combination of proactive branch staff efforts and a dedicated team of deposit sales specialists to target and grow low-cost deposit balances. It emphasizes personalized service, local community involvement and targeted campaigns to generate deposits, rather than media campaigns or advertised rate specials. The introduction of new sales platform technology, web-banking enhancements, and social networking capabilities in 2010 should spur additional low cost deposit growth.
     Deposits by location are as follows (dollars in thousands):

	June 30,	% of total	December 31,	% of total	June 30,	% of total
Deposits by Location	2010	deposits	2009	deposits	2009	deposits
North Idaho — Eastern Washington	$389,935	48.4%	$402,620	49.1%	$385,521	46.6%
Magic Valley Idaho	71,047	8.8%	69,430	8.5%	69,325	8.4%
Greater Boise Area	76,879	9.5%	77,291	9.4%	70,914	8.6%
Southwest Idaho — Oregon, excluding Boise	166,452	20.6%	158,919	19.4%	158,640	19.2%
Administration, Secured Savings	102,467	12.7%	111,061	13.6%	143,146	17.2%

Total	$806,780	100.0%	$819,321	100.0%	$827,546	100.0%

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
     Borrowings. Deposit accounts are Intermountain’s primary source of funds. Intermountain also relies upon advances from the Federal Home Loan Bank of Seattle, repurchase agreements and other borrowings to supplement its funding, reduce its overall cost of funds, and to meet deposit withdrawal requirements. These borrowings totaled $164.1 million and $160.8 million at June 30, 2010 and

December 31, 2009, respectively. The second quarter balance consisted of $49.0 million in advances from the FHLB, $98.5 million in repurchase agreements, mostly to local municipal customers as part of strong customer relationships, and $16.5 million in trust preferred securities. The second quarter increase resulted from normal seasonal increases in repurchase agreements, as these customers deposited tax receipts for reserves.
Interest Rate Risk
     The results of operations for financial institutions may be materially and adversely affected by changes in prevailing economic conditions, including rapid changes in interest rates, declines in real estate market values and the monetary and fiscal policies of the federal government. Like all financial institutions, Intermountain’s net interest income and its NPV (the net present value of financial assets, liabilities and off-balance sheet contracts), are subject to fluctuations in interest rates. Intermountain utilizes various tools to assess and manage interest rate risk, including an internal income simulation model that seeks to estimate the impact of various rate changes on the net interest income and net income of the bank. This model is validated by comparing results against various third-party estimations. Currently, the model and third-party estimates indicate that Intermountain is slightly asset-sensitive. An asset-sensitive bank generally sees improved net interest income and net income in a rising rate environment, as its assets reprice more rapidly and/or to a greater degree than its liabilities. The opposite is true in a falling interest rate environment. When market rates fall, an asset-sensitive bank tends to see declining income. Net interest income results for the past several years reflect this, as short-term market rates fell over the past 2 1/2 years, resulting in lower net interest income and net income levels, particularly in relation to the level of interest-earning assets.
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
     Deposits decreased to $806.8 million at June 30, 2010 from $819.3 million at December 31, 2009, primarily due to decreases in demand accounts and brokered CD’s offset by increases in NOW and money market accounts. Decreases in loan balances and a slight increase in repurchase agreements offset the planned decrease in brokered deposits, resulting in an increase of $23.4 million in the Company’s cash position at June 30, 2010 from year end, 2009.
     During the six months ended June 30, 2010, cash provided by investing activities consisted primarily of the decrease in loans receivable, principal payments of available-for-sale investment securities offset by the purchase of additional available-for-sale investment securities. During the same period, cash provided by financing activities consisted primarily of increases in demand, money market, savings accounts and repurchase agreements offset by decreases in certificates of deposits.
     Securities sold subject to repurchase agreement totaled $98.5 million at June 30, 2010. These borrowings are required to be collateralized by investments with a market value exceeding the face value of the borrowings. Under certain circumstances, Intermountain could be required to pledge additional securities or reduce the borrowings.
     Intermountain’s credit line with FHLB Seattle provides for borrowings up to a percentage of its total assets subject to general collateralization requirements. At June 30, 2010, the Company’s FHLB Seattle credit line represented a total borrowing capacity of approximately $114.3 million, of which $51.6 million was being utilized. Additional collateralized funding availability at the Federal Reserve totaled $33.1 million. Both of these collateral secured lines could be expanded more with the placement of additional collateral. Overnight-unsecured borrowing lines have been established at US Bank and Pacific Coast Bankers Bank (“PCBB”). At June 30, 2010, the Company had approximately $35.0 million of overnight funding available from its unsecured correspondent banking sources. In addition, up to $1.0 million in funding is available on a semiannual basis from the State of Idaho in the form of negotiated certificates of deposit.
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
     Liquidity for the parent Company depends substantially on dividends from the Bank. As discussed more fully in “Risk Factors”, the Bank is currently prohibited from paying dividends to the parent Company without prior regulatory approval. The other primary sources of liquidity for the Parent Company are capital or borrowings. With the suspension of payments on our trust preferred securities and preferred stock, management projects the Parent Company’s cash needs to be approximately $500,000 on an annualized basis, and that current resources will be sufficient to meet the parent Company’s projected liabilities at least through November 2010. Management would expect to satisfy any liquidity needs through borrowings or offerings of equity securities.
Capital Resources
     Intermountain’s total stockholders’ equity was $83.6 million at June 30, 2010, compared with $88.6 million at December 31, 2009. The decrease in total stockholders’ equity was primarily due to the net loss for the six months ended June 30, 2010, and preferred stock dividends, partially offset by a small decrease in the unrealized loss on the investment portfolio. Stockholders’ equity was 7.8% of total assets at June 30, 2010 and 8.2% at December 31, 2009. Tangible stockholders’ equity as a percentage of tangible assets was 6.8% for June 30, 2010 and 7.2% for December 31, 2009. Tangible common equity as a percentage of tangible assets was 4.4% for June 30, 2010 and 4.8% for December 31, 2009.
     At June 30, 2010, Intermountain had unrealized losses of $2.0 million, net of related income taxes, on investments classified as available-for-sale and $507,000 in unrealized losses on cash flow hedges, net of related income taxes, as compared to unrealized losses of $4.2 million, net of related income taxes, on investments classified as available-for-sale and $678,000 unrealized losses on cash flow hedges at December 31, 2009. Improvements in market valuations for some of the Company’s private mortgage backed securities created most of the improvement since year end, although illiquid markets for some of these securities continue to produce the overall unrealized loss. Fluctuations in prevailing interest rates and turmoil in global debt markets continue to cause volatility in this component of accumulated comprehensive loss in stockholders’ equity and may continue to do so in future periods.
     On December 19, 2008, the Company entered into a definitive agreement with the U.S. Treasury. Pursuant to this Agreement, the Company sold 27,000 shares of Preferred Stock, no par value, having a liquidation amount equal to $1,000 per share, including a warrant (“The Warrant”) to purchase 653,226 shares of the Company’s common stock, no par value, to the U.S. Treasury.
     The preferred stock qualifies as Tier 1 capital and provides for cumulative dividends at a rate of 5% per year, for the first five years, and 9% per year thereafter. The preferred stock may be redeemed with the approval of the U.S Treasury in the first three years with the proceeds from the issuance of certain qualifying Tier 1 capital or after three years at par value plus accrued and unpaid dividends. The original terms governing the Preferred Stock prohibited the Company from redeeming the shares during the first three years other than from proceeds received from a qualifying equity offering. However, subsequent legislation was passed that would now permit the Company to redeem the shares of preferred stock upon the approval of Treasury and the Company’s primary federal regulator.
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
     Intermountain and the Bank are required by applicable regulations to maintain certain minimum capital levels and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier I capital to average assets. Intermountain and the Bank plan to maintain their capital resources and regulatory capital ratios through the retention of earnings and the management of the level and mix of assets, and management is also exploring other opportunities to enhance capital levels. At June 30, 2010, Intermountain exceeded the published regulatory capital requirements to be considered “well-capitalized” pursuant to Federal Financial Institutions Examination Council “FFIEC” regulations. However, the Bank executed an informal Memorandum of Understanding with its primary regulators in the first quarter of 2010 which among other conditions, requires the Bank to increase its capital by $30 million by June 16, 2010 and maintain a 10% Tier 1 capital to average assets ratio. Company management notified its regulators that, despite its best efforts to raise capital in a very challenging capital market, it could not meet the June 16 date, but is continuing to pursue alternatives to meet these capital requirements, although there can be no assurance that it will be successful in doing so.
     The following tables set forth the amounts and ratios regarding actual and minimum published core Tier 1 risk-based and total risk-based capital requirements, together with the published amounts and ratios required in order to meet the definition of a “well-capitalized” institution as reported on the quarterly Federal Financial Institutions Examination Council “FFIEC” call report at June 30, 2010.

					Well-Capitalized
	Actual		Capital Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets):
The Company	$87,743	11.69%	$60,029	8%	$75,036	10%
Panhandle State Bank	90,599	12.07%	60,030	8%	75,038	10%
Tier I capital (to risk-weighted assets):
The Company	78,310	10.44%	30,014	4%	45,021	6%
Panhandle State Bank	81,166	10.82%	30,015	4%	45,023	6%
Tier I capital (to average assets):
The Company	78,310	7.54%	41,523	4%	51,904	5%
Panhandle State Bank	81,166	7.84%	41,421	4%	51,776	5%
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
Tabular Disclosure of Contractual Obligations
     The following table represents the Company’s on-and-off balance sheet aggregate contractual obligations to make future payments as of June 30, 2010.

	Payments Due by Period
		Less than	1 to	Over 3 to	More than
	Total	1 Year	3 Years	5 Years	5 Years
	(in thousands)
Long-term debt(1)	$95,458	$1,283	$62,047	$5,289	$26,839
Short-term debt	83,666	83,666	—	—	—
Capital lease obligations	—	—	—	—	—
Operating lease obligations(2)	14,286	1,000	1,844	1,573	9,869
Direct financing obligations(3)	35,360	1,635	3,270	3,352	27,103

Total	$228,770	$87,584	$67,161	$10,214	$63,811

(1)	Includes interest payments related to long-term debt agreements.

(2)
Excludes recurring accounts payable, accrued expenses and other liabilities, repurchase agreements and customer deposits, all of which are recorded on the registrant’s balance sheet. See Notes 4 and 5 of Notes to Consolidated Financial Statements.

(3)	Sandpoint Center Building lease payments related to direct financing transaction executed in August 2009.
New Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2009-16,” Accounting for Transfers of Financial Assets.” This standard removes the concept of qualifying special-purpose entities as an accounting criteria that had provided an exception to consolidation, provided additional guidance on requirements for consolidation, and is an update to codification topic 860. This guidance became effective on January 1, 2010, and did not have a material impact on the Company’s consolidated financial statements.
In January 2010, the FASB issued ASU 2010-06,” Fair Value Measurements and Disclosures.” This guidance is related to implementation of fair value measurement disclosures. This update to the codification topic 820 specifically addresses: 1) transfers between levels 1, 2 and 3 of the fair value hierarchy; 2) level of disaggregation of derivative contracts for fair value measurement disclosures; and 3) disclosures about fair value measurement inputs and valuation techniques. This guidance became effective on March 31, 2010, and did not have a material impact on the Company’s consolidated financial statements.
In February 2010, the FASB issued ASU 2010-09,” Amendments to Certain Recognition and Disclosure Requirements,” that standardizes accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued, and was an update to codification topic 855. As a public reporting company, Intermountain is required to evaluate subsequent events through the date its financial statements are issued. The adoption of these rules did not have a material impact on the Company’s consolidated financial statements.
In April 2010, the FASB issued ASU 2010-18, “Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset.” This update addresses modifications of loans that are accounted for within a pool by specifying that a troubled debt restructuring would not result in the removal of those loans from the pool for impairment analysis purposes. This guidance will be effective as of September 30, 2010. The Company does not currently have any loans for which this guidance would be applicable.
In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This update amends codification topic 310 on receivables to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. This guidance is being phased in, with the new disclosure requirements for period end balances effective as of December 31, 2010, and the new disclosure requirements for activity during the reporting period effective March 31, 2011.
Forward-Looking Statements
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
     This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions that are not historical facts, and other statements identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,”, “will likely”, “should,” “projects,” “seeks,” “estimates” or words of similar meaning. These forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. In addition to the factors set forth in the sections titled “Risk Factors,” “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as applicable, in this report and in our Annual Report on Form 10-K for the year ended December 31, 2009, the following factors, among others, could cause actual results to differ materially from the anticipated results:
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

•
applicable laws and regulations and legislative or regulatory changes, including the ultimate financial and operational burden of the recently enacted financial regulatory reform legislation and related regulations;

•	the timely development and acceptance of new products and services of Intermountain;

•	the willingness of customers to substitute competitors’ products and services for Intermountain’s products and services;

•	technological and management changes;

•	our ability to recruit and retain key management and staff;

•	changes in estimates and assumptions used in financial accounting;

•	the Company’s critical accounting policies and the implementation of such policies;

•	growth and acquisition strategies;

•	lower-than-expected revenue or cost savings or other issues in connection with mergers and acquisitions;

•	changes in consumer spending, saving and borrowing habits;

•	the strength of the United States economy in general and the strength of the local economies in which Intermountain conducts its operations;

•	declines in real estate values supporting loan collateral;

•	our ability to attract new deposits and loans and leases;

•	competitive market pricing factors;

•	further deterioration in economic conditions that could result in increased loan and lease losses;

•	risks associated with concentrations in real estate-related loans;

•	stability of funding sources and continued availability of borrowings;

•	Intermountain’s success in gaining regulatory approvals, when required;

•	results of regulatory examinations that could restrict growth;

•	our ability to comply with the requirements of regulatory orders issued to us and/or our banking subsidiary;

•	significant decline in the market value of the Company that could result in an impairment of goodwill;

•	our ability to raise capital or incur debt on reasonable terms;

•	regulatory limits on our subsidiary bank’s ability to pay dividends to the Company;

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
(b) Changes in Internal Control over Financial Reporting: In the three months ended June 30, 2010, there were no changes in Intermountain’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, Intermountain’s internal control over financial reporting.
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
     The national economy and the financial services sector in particular, are currently facing challenges of a scope unprecedented in recent history. We cannot accurately predict the severity or duration of the current economic downturn, which has adversely impacted the markets we serve. Any further deterioration in the economies of the nation as a whole or in our markets would have an adverse effect, which could be material, on our business, financial condition, results of operations and prospects, and could also cause the market price of our stock to decline. While it is impossible to predict how long adverse economic conditions may exist, the recent recession and a slow or fragile recovery could continue to present risks for some time for the industry and our company.
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
     We maintain an allowance for loan losses in an amount that we believe is adequate to provide for losses inherent in our loan portfolio. While we strive to carefully manage and monitor credit quality and to identify loans that may be deteriorating, at any time there are loans included in the portfolio that may result in losses, but that have not yet been identified as potential problem loans. Through established credit practices, we attempt to identify deteriorating loans and adjust the loan loss reserve accordingly. However, because future events are uncertain, there may be loans that deteriorate in an accelerated time frame. As a result, future additions to the allowance may be necessary. Because the loan portfolio contains a number of loans with relatively large balances, a deterioration in the credit quality of one or more of these loans may require a significant increase to the allowance for loan losses. Future additions to the allowance may also be required based on changes in the financial condition of borrowers, such as have resulted due to the current, and potentially worsening, economic conditions or as a result of actual events turning out differently than forecasted in the assumptions we use to determine the allowance for loan losses. Additionally, federal banking regulators, as an integral part of their supervisory function, periodically review our allowance for loan losses. These regulatory agencies may require us to recognize further loan loss provisions or charge-offs based upon their judgments, which may be different from ours. Any increase in the allowance for loan losses would have a negative effect, which may be material, on our financial condition and results of operations.
We have entered into an informal agreement with our regulators to take steps to further strengthen the Bank.
     The Bank has entered into an informal agreement with the FDIC and the Idaho Department of Finance to take steps to further strengthen the Bank within specified timeframes, including, among other items, increasing capital by at least $30 million by June 16, 2010 and thereafter maintaining a minimum 10% Tier 1 Capital to Average Assets ratio, not paying dividends from the Bank to the Company without prior approval, achieving staged reductions in the Bank’s adversely classified assets and not engaging in transactions that would materially alter our balance sheet composition. Although the Company was not able to meet the capital requirement by the June 16, 2010 deadline, management has taken significant steps to satisfy the conditions of the agreement, including seeking and obtaining stockholder approval to increase the Company’s authorized common stock to facilitate raising capital and devoting substantial time and resources to pursuing capital opportunities. There can be no assurance that we will be successful in satisfying all of the conditions of the agreement.
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
     During the six months ended June 30, 2010 we incurred a net loss available to common stockholders of $7.7 million, or a loss of $0.91 per share primarily due to a $11.7 million expense for the provision for credit losses. During the 2009 fiscal year, we incurred a net loss available to common stockholders of $23.6 million, or a loss of $2.82 per common share, primarily due to a $36.3 million expense for the provision for credit losses and $5.4 million in OREO expenses and chargedowns. In light of the current economic environment, significant additional provisions for credit losses may be necessary to supplement the allowance for loan and lease losses in the future. As a result, we may incur significant credit costs, including legal and related collection expenses, throughout 2010, which would continue to have an adverse impact on our financial condition and results of operations and the market price of our common stock. Additional credit losses or impairment charges could cause us to incur a net loss in the future and could adversely affect the price of, and market for, our common stock.
Concentration in real estate loans and the deterioration in the real estate markets we serve could require material increases in our allowance for loan losses and adversely affect our financial condition and results of operations.
     The economic downturn is significantly affecting our market area. At June 30, 2010, 62.3% of our loans were secured with real estate as the primary collateral. Further deterioration in the local economies we serve could have a material adverse effect on our business, financial condition and results of operations due to a weakening of our borrowers’ ability to repay these loans and a decline in the value of the collateral securing them. Our ability to recover on these loans by selling or disposing of the underlying real estate collateral is adversely impacted by declining real estate values, which increases the likelihood we will suffer losses on defaulted loans secured by real estate beyond the amounts provided for in the allowance for loan losses. This, in turn, could require material increases in our allowance for loan losses and adversely affect our financial condition and results of operations, perhaps materially.
Non-performing assets take significant time to resolve and adversely affect our results of operations and financial condition.
     At June 30, 2010, our non-performing loans (which consist of non-accrual loans and loans that are 90 days or more past due) were 2.9% of the loan portfolio. At June 30, 2010, our non-performing assets (which also include OREO) were 2.5% of total assets. These levels of non-performing loans and assets are at elevated levels compared to historical norms. Non-performing loans and assets adversely affect us in a variety of ways. Until economic and market conditions improve, we may expect to continue to incur losses relating to elevated levels of non-performing assets. We do not record interest income on non-accrual loans, thereby adversely affecting our net interest income and increasing loan administration costs. When we receive collateral through foreclosures and similar proceedings, we are required to mark the related loan to the then fair market value of the collateral, which may ultimately result in a loss. An increase in the level of non-performing assets also increases our risk profile and may impact the capital levels our regulators believe are appropriate in light of such risks. We utilize various techniques such as loan sales, workouts and restructurings to manage our problem assets. Decreases in the value of these problem assets, the underlying collateral, or in the borrowers’ performance or financial condition, could adversely affect our business, results of operations and financial condition, perhaps materially. In addition, the resolution of non-performing assets requires significant commitments of time from management and staff, which can be detrimental to the performance of their other responsibilities. There can be no assurance that we will not experience increases in non-performing loans and assets in the future.

Our ability to receive dividends from our banking subsidiary accounts for most of our revenue and could affect our liquidity and ability to pay dividends.
     We are a separate and distinct legal entity from our banking subsidiary, Panhandle State Bank. We receive substantially all of our revenue from dividends from our banking subsidiary. These dividends are the principal source of funds to pay dividends on our common and preferred stock and principal and interest on our outstanding debt. Various federal and/or state laws and regulations limit the amount of dividends that the Bank may pay us. For example, Idaho law limits a bank’s ability to pay dividends subject to surplus reserve requirements. In addition, as noted above, we have entered into an informal agreement with our regulators that prohibits the payment of dividends from the Bank to the Company without prior approval. Also, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. Limitations on our ability to receive dividends from our subsidiary could have a material adverse effect on our liquidity and on our ability to pay dividends on common or preferred stock. Additionally, if our subsidiary’s earnings are not sufficient to make dividend payments to us while maintaining adequate capital levels, we may not be able to make dividend payments to our common and preferred stockholders or principal and interest payments on our outstanding debt.
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
     In 2009 the FDIC also imposed a special deposit insurance assessment of five basis points on all insured institutions. Based on our June 30, 2009 assets subject to the FDIC assessment, the assessment was $475,000. The special assessment was in addition to the regular quarterly risk-based assessment.
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
     Our securities portfolio contains whole loan private mortgage-backed securities and currently includes securities with unrecognized losses. The recent national downturn in real estate markets and elevated mortgage delinquency and foreclosure rates have increased credit losses in the portfolio of loans underlying these securities and resulted in substantial discounts in their market values. While these trends appear to have stabilized, any further deterioration in the loans underlying these securities and resulting market discounts could lead to other-than-temporary impairment in the value of these investments. We evaluate the securities portfolio for any other-than-temporary impairment each reporting period, as required by generally accepted accounting principles, and as of June 30, 2010, two securities had been determined to be other than temporarily impaired, with the impairment totaling $3.2 million. Of this $3.2 million, $0.5 million was recognized as a credit loss through the Company’s income statement for the twelve months ended December 31, 2009. For the six months ended June 30, 2010 an additional $0.26 million was recorded as a credit loss through the Company’s income statement. The remaining $2.5 million was reported as part of the Company’s other comprehensive income (loss) on the balance sheet. There can be no assurance that future evaluations of the securities portfolio will not require us to recognize additional impairment charges with respect to these and other holdings.
     In addition, as a condition to membership in the Federal Home Loan Bank of Seattle (“FHLB”), we are required to purchase and hold a certain amount of FHLB stock. Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB. At June 30, 2010, we had stock in the FHLB of Seattle totaling $2.3 million. The FHLB stock held by us is carried at cost and is subject to recoverability testing under applicable accounting standards. The FHLB has discontinued the repurchase of its stock and discontinued the distribution of dividends. As of June 30, 2010, we did not recognize an impairment charge related to our FHLB stock holdings. There can be no assurance, however, that future negative changes to the financial condition of the FHLB may not require us to recognize an impairment charge with respect to such holdings.
Recent levels of market volatility were unprecedented and we cannot predict whether they will return.
     The capital and credit markets have been experiencing volatility and disruption for approximately three years, at times reaching unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain companies without regard to those companies’ underlying financial strength. If similar levels of market disruption and volatility return, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.
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
     In that regard, sweeping financial regulatory reform legislation was enacted in July 2010. Among other provisions, the new legislation (i) creates a new Bureau of Consumer Financial Protection with broad powers to regulate consumer financial products such as credit cards and mortgages, (ii) creates a Financial Stability Oversight Council comprised of the heads of other regulatory agencies, (iii) will lead to new capital requirements from federal banking agencies, (iv) places new limits on electronic debit card interchange fees, and (v) will require the Securities and Exchange Commission and national stock exchanges to adopt significant new corporate governance and executive compensation reforms. The new legislation and regulations are expected to increase the overall costs of regulatory compliance.
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
     We cannot predict the full effects of recent legislation or the various other governmental, regulatory, monetary and fiscal initiatives which have been and may be enacted on the financial markets generally, or on the Company and on the Bank specifically. The terms and costs of these activities, or the failure of these actions to help stabilize the financial markets, asset prices, market liquidity and a continuation or worsening of current financial market and economic conditions could materially and adversely affect our business, financial condition, results of operations, and the trading price of our common stock.
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
     Certain of our assets, such as loans, may have built-in losses to the extent the basis of such assets exceeds fair market value. Section 382 of the Internal Revenue Code (“IRC”) may limit the benefit of these built-in losses that exist at the time of an “ownership change.” A Section 382 “ownership change” occurs if a stockholder or a group of stockholders, who are deemed to own at least 5% of our common stock, increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. If an “ownership change” occurs, Section 382 would impose an annual limit on the amount of recognized built-in losses we can use to reduce our taxable income equal to the product of the total value of our outstanding equity immediately prior to the “ownership change” and the federal long-term tax-exempt interest rate in effect for the month of the “ownership change.” A number of special rules apply to calculating this limit. The limitations contained in Section 382 apply for a five-year period beginning on the date of the “ownership change” and any recognized built-in losses that are limited by Section 382 may be carried forward and reduce our future taxable income for up to 20 years, after which they expire. If an “ownership change” were to occur due to the issuance and sale of our securities, the annual limit of Section 382 could defer our ability to use some, or all, of the built-in losses to offset taxable income.
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

The Preferred Stock diminishes the net income available to our common stockholders and earnings per common share.
     We have issued $27 million of Preferred Stock to the U.S. Treasury pursuant to the Troubled Asset Relief Program (“TARP”) Capital Purchase Program. The dividends accrued on the Preferred Stock reduce the net income available to common stockholders and our earnings per common share. The Preferred Stock is cumulative, which means that any dividends not declared or paid will accumulate and will be payable when the payment of dividends is resumed. We have deferred the payment of quarterly dividends on the Preferred Stock, beginning in December 2009. The dividend rate on the Preferred Stock will increase from 5% to 9% per annum five years after its original issuance if not earlier redeemed. If we are unable to redeem the Preferred Stock prior to the date of this increase, the cost of capital to us will increase substantially. Depending on our financial condition at the time, this increase in the Preferred Stock annual dividend rate could have a material adverse effect on our earnings and could also adversely affect our ability to pay dividends on our common shares. Shares of Preferred Stock will also receive preferential treatment in the event of the liquidation, dissolution or winding up of the Company.
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
Holders of the Preferred Stock have certain voting rights that may adversely affect our common stockholders, and the holders of the Preferred Stock may have interests different from our common stockholders.
     In the event that we fail to pay dividends on the Preferred Stock for a total of at least six quarterly dividend periods (whether or not consecutive), the U.S. Treasury will have the right to appoint two directors to our board of directors until all accrued but unpaid dividends have been paid. In order to conserve the liquid assets of the Company, our board of directors has approved the deferral of the regular quarterly cash dividend on the Preferred Stock, beginning in December 2009. Otherwise, except as required by law, holders of the Preferred Stock have limited voting rights. So long as shares of Preferred Stock are outstanding, in addition to any other vote or consent of stockholders required by law or our Articles of Incorporation, the vote or consent of holders of at least 66 2/3% of the shares of Preferred Stock outstanding is required for:
•	any authorization or issuance of shares ranking senior to the Preferred Stock;

•	any amendments to the rights of the Preferred Stock so as to adversely affect the rights, preferences, privileges or voting power of the Preferred Stock; or

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

INTERMOUNTAIN COMMUNITY BANCORP
(Registrant)

August 13, 2010	By:	/s/ Curt Hecker

Date		Curt Hecker
President and Chief Executive Officer

August 13, 2010	By:	/s/ Doug Wright

Date		Doug Wright
Executive Vice President and Chief Financial Officer