Form 10-Q
period 2010-09-30
INTERMOUNTAIN COMMUNITY BANCORP
filed 2010-11-12
CIK 1284506

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
COMMISSION FILE NUMBER 000-50667
INTERMOUNTAIN COMMUNITY BANCORP
(Exact name of registrant as specified in its charter)

Idaho (State or other jurisdiction of incorporation or organization)	82-0499463 (IRS Employer Identification No.)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The number of shares outstanding of the registrant’s Common Stock, no par value per share, as of November 8, 2010 was 8,390,877.

Intermountain Community Bancorp
FORM 10-Q
For the Quarter Ended September 30, 2010

PART I — Financial Information
Item 1 — Financial Statements
Intermountain Community Bancorp
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2010	2009
	(Dollars in thousands)
ASSETS
Cash and cash equivalents:
Interest-bearing	$92,355	$83,617
Non-interest bearing and vault	13,378	19,572
Restricted cash	3,523	2,508
Available-for-sale securities, at fair value	176,065	181,784
Held-to-maturity securities, at amortized cost	22,234	15,177
Federal Home Loan Bank (“FHLB”) of Seattle stock, at cost	2,310	2,310
Loans held for sale	3,067	6,574
Loans receivable, net	592,598	655,602
Accrued interest receivable	4,640	5,077
Office properties and equipment, net	40,882	42,425
Bank-owned life insurance	8,674	8,397
Goodwill	—	11,662
Other intangibles	342	439
Other real estate owned (“OREO”)	6,424	11,538
Prepaid expenses and other assets	24,723	32,962

Total assets	$991,215	$1,079,644

LIABILITIES
Deposits	$788,504	$819,321
Securities sold subject to repurchase agreements	80,756	95,233
Advances from Federal Home Loan Bank	34,000	49,000
Cashier checks issued and payable	571	1,113
Accrued interest payable	1,294	1,211
Other borrowings	16,527	16,527
Accrued expenses and other liabilities	9,261	8,612

Total liabilities	930,913	991,017

Commitments and contingent liabilities
STOCKHOLDERS’ EQUITY
Common stock 300,000,000 shares authorized; 8,432,004 and 8,438,554 shares issued and 8,390,877 and 8,365,836 shares outstanding as of September 30, 2010 and December 31, 2009	78,722	78,569
Preferred stock 1,000,000 shares authorized; 27,000 shares issued and outstanding as of September 30, 2010 and December 31, 2009	25,709	25,461
Accumulated other comprehensive loss, net of tax	(1,178)	(4,840)
Accumulated deficit	(42,951)	(10,563)

Total stockholders’ equity	60,302	88,627

Total liabilities and stockholders’ equity	$991,215	$1,079,644

The accompanying notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars in thousands,		(Dollars in thousands,
	except per share data)		except per share data)
Interest income:
Loans	$9,563	$11,051	$29,026	$34,403
Investments	2,174	2,552	5,926	8,030

Total interest income	11,737	13,603	34,952	42,433

Interest expense:
Deposits	1,862	3,022	6,303	9,609
Other borrowings	849	920	2,444	3,049

Total interest expense	2,711	3,942	8,747	12,658

Net interest income	9,026	9,661	26,205	29,775
Provision for losses on loans	(10,058)	(3,756)	(21,780)	(25,210)

Net interest income (loss) after provision for losses on loans	(1,032)	5,905	4,425	4,565

Other income:
Fees and service charges	1,898	1,941	5,733	5,497
Loan related fee income	642	624	1,934	1,828
Net (loss) gain on sale of securities	206	500	349	1,795
Other-than-temporary impairment (“OTTI”) losses on investments (1)	(349)	(198)	(605)	(442)
Bank-owned life insurance	92	91	277	271
Other	328	149	650	376

Total other income	2,817	3,107	8,338	9,325

Operating expenses	21,918	12,956	44,754	36,395

Loss before income tax benefit	(20,133)	(3,944)	(31,991)	(22,505)
Income tax (provision) benefit	(4,169)	1,702	882	9,143

Net loss	(24,302)	(2,242)	(31,109)	(13,362)
Preferred stock dividend	432	416	1,279	1,245

Net loss applicable to common stockholders	$(24,734)	$(2,658)	$(32,388)	$(14,607)

Loss per share — basic	$(2.95)	$(0.32)	$(3.86)	$(1.75)

Loss per share — diluted	$(2.95)	$(0.32)	$(3.86)	$(1.75)

Weighted average common shares outstanding — basic	8,390,877	8,365,836	8,383,841	8,358,908
Weighted average common shares outstanding — diluted	8,390,877	8,365,836	8,383,841	8,358,906

(1)
Consisting of $0, $0, $1,529,000 and $1,751,000 of total other-than-temporary impairment net losses, net of ($349,000), ($198,000), $924,000 and $1,310,000 recognized in other comprehensive income, for the three months ended September 30, 2010, and September 30, 2009 and nine months ended September 30, 2010 and September 30, 2009, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	September 30,
	2010	2009
	(Dollars in thousands)
Cash flows from operating activities:
Net loss	$(31,109)	$(13,362)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	2,356	2,587
Stock-based compensation expense	281	272
Net amortization of premiums on securities	2,317	507
Provisions for losses on loans	21,781	25,210
Goodwill Impairment	11,662	—
Deferred Tax Asset Valuation Allowance	7,400	—
Proceeds from sale of loans	52,850	70,320
Originations of loans held for sale	(48,062)	(72,567)
Amortization of core deposit intangibles	97	104
(Gain) on sale of loans, investments, property and equipment	(1,629)	(2,584)
(Gain) loss on sale of other real estate owned	(299)	254
OTTI credit loss on available-for-sale investments	605	442
Charge down on OREO	2,593	2,312
Accretion of deferred gain on sale of branch property	(11)	(11)
Net accretion of loan and deposit discounts and premiums	(30)	(53)
Increase in cash surrender value of bank-owned life insurance	(277)	(271)
Change in:
Accrued interest receivable	437	(331)
Prepaid expenses and other assets	(1,242)	(8,724)
Accrued interest payable	83	(976)
Accrued expenses and other liabilities	(1,064)	3,106

Net cash provided by operating activities	18,739	6,235

Cash flows from investing activities:
Purchases of available-for-sale securities	(45,706)	(118,947)
Proceeds from calls or maturities of available-for-sale securities	15,338	59,623
Principal payments on mortgage-backed securities	39,300	28,741
Purchases of held-to-maturity securities	(7,927)	(65)
Proceeds from calls or maturities of held-to-maturity securities	853	2,420
Origination of loans, net principal payments	34,673	13,409
Purchase of office properties and equipment	(852)	(1,123)
Proceeds from sale of office properties and equipment	40	—
Net change in federal funds sold	—	71,450
Proceeds from sale of other real estate owned	9,400	2,583
Net change in restricted cash	(1,015)	(6,515)

Net cash provided by investing activities	44,104	51,576

Cash flows from financing activities:
Net change in demand, money market and savings deposits	$(9,045)	$19,683
Net change in certificates of deposit	(21,773)	28,570
Net change in repurchase agreements	(14,477)	(38,513)
Principal reduction of note payable	—	(23,941)
Payoff of credit line	—	(23,145)
Proceeds from exercise of stock options	—	56
Retirement of treasury stock	(4)	(7)
Proceeds from other borrowings	—	23,000
Proceeds from FHLB borrowings	—	14,000
Payoff of FHLB advances	(15,000)	(36,000)
Cash dividends paid to preferred stockholders	—	(885)

Net cash provided by (used in) financing activities	(60,299)	(37,182)

Net change in cash and cash equivalents	2,544	20,629
Cash and cash equivalents, beginning of period	103,189	22,907

Cash and cash equivalents, end of period	$105,733	$43,536

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$8,664	$12,497
Income taxes, net of tax refunds received	(7,144)	—
Noncash investing and financing activities:
Loans converted to other real estate owned	6,581	15,004
Accrual of preferred stock dividend	1,032	173
The accompanying notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars in thousands)		(Dollars in thousands)
Net loss	$(24,302)	$(2,242)	$(31,109)	$(13,362)
Other comprehensive income (loss):
Change in unrealized gains on investments, and mortgage backed securities (“MBS”) available for sale, excluding non-credit loss on impairment of securities	1,789	2,421	6,695	3,010
Non-credit loss on impairment of available-for-sale debt securities	349	198	(924)	(1,310)
Less deferred income tax provision (benefit)	(846)	(1,037)	(2,285)	(672)
Change in fair value of qualifying cash flow hedge	5	(75)	176	244

Net other comprehensive income	1,297	1,507	3,662	1,272

Comprehensive loss	$(23,005)	$(735)	$(27,447)	$(12,090)

The accompanying notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp
Notes to Consolidated Financial Statements (Unaudited)
1.	Basis of Presentation:

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

2.	Investments:
The amortized cost and fair values of investments are as follows (in thousands):

	Available-for-Sale
		Non-Credit
		OTTI
		Recognized	Gross	Gross
	Amortized	in OCI	Unrealized	Unrealized	Fair Value/
	Cost	(Losses)	Gains	Losses	Carrying Value
September 30, 2010
U.S. treasury securities and obligations of U.S. government agencies	$4,024	$—	$12	$—	$4,036
Residential mortgage-backed securities	173,161	(2,149)	3,991	(2,974)	172,029

	$177,185	$(2,149)	$4,003	$(2,974)	$176,065

December 31, 2009
U.S. treasury securities and obligations of U.S. government agencies	$51	$—	$—	$—	$51
Residential mortgage-backed securities	188,624	(1,225)	2,662	(8,328)	181,733

	$188,675	$(1,225)	$2,662	$(8,328)	$181,784

	Held-to-Maturity
		Non-Credit
	Carrying	OTTI
	Value/	Recognized	Gross	Gross
	Amortized	in OCI	Unrealized	Unrealized
	Cost	(Losses)	Gains	Losses	Fair Value
September 30, 2010
State and municipal securities	$22,234	$—	$857	$(13)	$23,078
December 31, 2009
State and municipal securities	$15,177	$—	$276	$(56)	$15,397

The following table summarizes the duration of Intermountain’s unrealized losses on available-for-sale and held-to-maturity securities as of the dates indicated (in thousands).

	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
September 30, 2010	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
State and municipal securities	$—	$—	$1,538	$13	$1,538	$13
Residential mortgage-backed securities	8,670	111	107,720	2,863	116,390	2,974

Total	$8,670	$111	$109,258	$2,876	$117,928	$2,987

	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
December 31, 2009	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
State and municipal securities	$3,196	$56	$—	$—	$3,196	$56
Residential mortgage-backed securities	49,464	1,504	24,124	6,824	73,588	8,328

Total	$52,660	$1,560	$24,124	$6,824	$76,784	$8,384

At September 30, 2010, the amortized cost and fair value of available-for-sale and held-to-maturity debt securities, by contractual maturity, are as follows (in thousands):

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
One year or less	$—	$—	$297	$304
After one year through five years	36	36	708	763
After five years through ten years	3,988	4,000	4,383	4,602
After ten years	—	—	16,846	17,409

Subtotal	4,024	4,036	22,234	23,078
Mortgage-backed securities	173,161	172,029	—	—

Total Securities	$177,185	$176,065	$22,234	$23,078

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Intermountain’s investment portfolios are managed to provide and maintain liquidity; to maintain a balance of high quality, diversified investments to minimize risk; to offset other asset portfolio elements in managing interest rate risk; to provide collateral for pledging; and to maximize returns. At September 30, 2010, the Company does not intend to sell any of its available-for-sale securities that have a loss position and it is not likely that it will be required to sell the available-for-sale securities before the anticipated recovery of their remaining amortized cost or maturity date. The unrealized losses on residential mortgage-backed securities without OTTI were considered by management to be temporary in nature.

At September 30, 2010, residential mortgage-backed securities included two securities comprised of a pool of mortgages with a combined remaining unpaid balance of $10.7 million. Due to the lack of an orderly market for the securities, their fair value was determined to be $8.2 million at September 30, 2010 based on analytical modeling taking into consideration a range of factors normally found in an orderly market. Based on an analysis of projected cash flows, a total of $1.1 million has been charged to earnings as a credit loss, including $526,000 in 2009 and $605,000 in the first nine months of 2010. The remaining $2.1 million was recognized in other comprehensive income in 2009 and 2010. Charges to income could occur in future periods due to a change in management’s intent to hold the investments to maturity, a change in management’s assessment of credit risk, or a change in regulatory or accounting requirements.

See Note 13 “Fair Value of Measurements” for more information on the calculation of fair or carrying value for the investment securities.

3.	Loans and Allowance for Loan Losses:
The components of loans receivable are as follows:

	September 30, 2010		December 31, 2009
	Amount	%	Amount	%
	(Dollars in thousands)
Commercial loans	$132,608	21.85	$131,562	19.57
Commercial real estate loans	175,993	29.00	172,726	25.69
Commercial construction loans	22,051	3.63	45,581	6.78
Land and land development loans	67,846	11.18	88,604	13.18
Agriculture loans	93,786	15.45	110,256	16.40
Multifamily loans	27,048	4.46	18,067	2.69
Residential real estate loans	62,482	10.29	65,544	9.75
Residential construction loans	4,994	0.82	16,626	2.47
Consumer loans	14,810	2.44	18,287	2.72
Municipal loans	5,298	0.88	5,061	0.75

Total loans	606,916	100.00	672,314	100.00

Allowance for loan losses	(14,334)		(16,608)
Deferred loan fees, net of direct origination costs	16		(104)

Loans receivable, net	$592,598		$655,602

The allowance for loan losses and reserve for unfunded commitments are maintained at levels considered adequate by management to provide for probable loan losses as of the Consolidated Balance Sheet reporting dates. The allowance for loan losses and reserve for unfunded commitments are based on management’s assessment of various factors affecting the loan portfolio, including problem loans, business conditions and loss experience, and an overall evaluation of the quality of the underlying collateral. Changes in the allowance for loan losses and the reserve for unfunded commitments during the three and nine months ended September 30, 2010 and 2009 were as follows:

Allowance for Loan Losses

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Balance Beginning January 1	$(13,742)	$(24,300)	$(16,608)	$(16,433)
Charge-offs	9,807	10,565	24,956	24,420
Recoveries	(341)	(122)	(902)	(390)
Transfers	—	—	—	—
Provision for losses on loans	(10,058)	(3,756)	(21,780)	(25,210)

Balance at September 30	$(14,334)	$(17,613)	$(14,334)	$(17,613)

Allowance — Unfunded Commitments Balance Beginning January 1	$(18)	$(365)	$(11)	$(14)
Adjustment	2	187	(5)	(164)
Transfers	—	—	—	—

Allowance — Unfunded Commitments at September 30	$(16)	$(178)	$(16)	$(178)

	September 30,	December 31,
	2010	2009
	(Dollars in thousands)
Impaired loans without a specific allowance for loan losses	$29,893	$39,001
Impaired loans with a specific allowance for loan losses	18,427	18,719

Total impaired loans	$48,320	$57,720

A summary of non-performing assets and classified loans at the dates indicated is a follows:

	September 30,	December 31,
	2010	2009
	(Dollars in thousands)
Loans past due in excess of 90 days and still accruing	$532	$586
Non-accrual loans	15,832	18,468

Total non-performing loans	16,364	19,054
Other real estate owned (“OREO”)	6,424	11,538

Total non-performing assets (“NPAs”)	$22,788	$30,592

Classified loans (1)	$62,410	$77,175

(1)	Classified loan totals are inclusive of non-performing loans and may also include troubled debt restructured loans, depending on the grading of these restructured loans.

Classified loans included non-performing loans and performing substandard loans where management believes that the loans may not return principal and interest per their original contractual terms. A loan that is classified may not necessarily result in a loss.

4.	Other Real Estate Owned:

At the applicable foreclosure date, OREO is recorded at the fair value of the real estate, less the estimated costs to sell the real estate. The carrying value of OREO is regularly evaluated and, if necessary, the carrying value is reduced to net realizable value. The following table presents OREO for the periods presented:

	Three Months Ended		Nine Months Ended
	September, 2010	September, 2009	September, 2010	September, 2009
	(Dollars in thousands)
Balance, beginning of period	$8,754	$13,650	$11,538	$4,541
Additions to OREO	1,653	3,733	6,581	15,004
Proceeds from sale of OREO	(3,584)	(1,826)	(9,400)	(2,838)
Valuation Adjustments in the period (1)	(399)	(1,162)	(2,295)	(2,312)

Balance, end of period, September 30	$6,424	$14,395	$6,424	$14,395

(1)	Amount includes chargedowns and gains/losses on sale of OREO
5.	Goodwill and Other Intangible Assets:

During the three months ended September 30, 2010, Intermountain recorded a goodwill impairment charge of $11.7 million, reducing the balance of goodwill to zero, as compared to the December 31, 2009 balance of $11.7 million. Goodwill represents the difference between the value of consideration paid and the fair value of the net assets received in a business combination. Intermountain records impairment losses as charges to noninterest expense and adjustments to the carrying value of goodwill. Goodwill is tested for impairment on an annual basis, or more frequently as events occur, or as current circumstances and conditions warrant. The Company engaged an independent consultant at December 31, 2009 to assist management in evaluating the carrying value of goodwill. The evaluation followed the two-step process for evaluating impairment required by accounting guidance. In Step 1, the Company evaluated whether an impairment of goodwill might exist at December 31, 2009. This evaluation was based on a comparison of the estimated fair value of the Company in comparison to the book value of the Company’s common equity at December 31, 2009. The results of Step 1 indicated that a potential for impairment did exist at the end of 2009, requiring the Company to engage in Step 2 to determine the amount of the impairment, if any.

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

At September 30, 2010, the Company concluded there was a triggering event related to continuing depressed economic conditions and ongoing losses incurred by the Company. As a result, Intermountain performed a goodwill impairment evaluation using current information. In completing its goodwill impairment analysis, the Company used tangible common equity multiples and core deposit metrics from recent transactions to estimate the fair value of the company at September 30, 2010. For Step 1, the fair value of the company was less than the common book value of the Company prior to any goodwill adjustments, indicating a potential impairment. Under accounting guidance, a Step 2 analysis is required . In the Step 2 analysis, the fair value of the Company’s assets and liabilities was determined, using discounted cash flows based on the cash flow characteristics of the assets and liabilities and prevailing market interest rates. The fair value of the liabilities was subtracted from the fair value of the assets resulting in the fair value of the net assets. This was then reduced by the value of the preferred stock to derive the sum of the fair value of net assets supported by common equity. Since this number was higher at September 30, 2010 than the fair value of the Company calculated in Step 1, there was no excess company value that could be allocated to goodwill, resulting in a full impairment of the Company’s goodwill.

As of September 30, 2010, the Company had other intangible assets related to acquired depository relationships of $342,000, as compared to $439,000 as of December 31, 2009. Other intangible assets are periodically assessed for impairment when certain triggering events occur that indicate the possibility of impairment. No impairment is considered to exist at this time.

6.	Advances from the Federal Home Loan Bank of Seattle:

At September 30, 2010 the Company’s banking subsidiary, Panhandle State Bank (the “Bank”) had a $5.0 million FHLB advance at 1.49% that matures in September 2011, a $25.0 million FHLB advance at 2.06% that matures in October 2012 and a $4.0 million

FHLB advance at 3.11% that matures in September 2014. These notes totaled $34.0 million, and the Bank had the ability to borrow an additional $84.5 million from the FHLB. At December 31, 2009 the Bank had a total of $49.0 million in FHLB advances, consisting of a $10.0 million FHLB advance at 4.96% that matured in September 2010, a $5.0 million FHLB advance at 0.86% that matured in September 2010, a $5.0 million FHLB advance at 1.49% that matures in September 2011, a $25.0 million FHLB advance at 2.06% that matures in October 2012 and a $4.0 million FHLB advance at 3.11% that matures in September 2014. In addition, the Bank also had a letter of credit agreement with the FHLB at September 30, 2010 and December 31, 2009 in the amount of $2.6 million.

Advances from FHLB Seattle are collateralized by certain qualifying loans. At September 30, 2010, Intermountain had the ability to borrow $121.1 million from FHLB Seattle, of which $34.0 million was utilized for borrowing, and $2.6 million was utilized to secure a letter of credit agreement. The Bank’s credit line with FHLB Seattle is limited to a percentage of its total regulatory assets subject to collateralization requirements. Intermountain would be able to borrow amounts in excess of this total from the FHLB Seattle with the placement of additional available collateral.

7.	Other Borrowings:
The components of other borrowings are as follows (in thousands):

	September	December 31,
	30, 2010	2009
Term note payable (1)	$8,279	$8,279
Term note payable (2)	8,248	8,248

Total other borrowings	$16,527	$16,527

(1)
In January 2003, the Company issued $8.0 million of Trust Preferred securities through its subsidiary, Intermountain Statutory Trust I. The debt associated with these securities bears interest on a variable basis tied to the 90-day LIBOR (London Inter-Bank Offering Rate) index plus 3.25%, with interest only paid quarterly. The rate on this borrowing was 3.54% at September 30, 2010. The debt is callable by the Company quarterly and matures in March 2033. During the third quarter of 2008, the Company entered into an interest rate swap contract with Pacific Coast Bankers Bank. The purpose of the $8.2 million notional value swap is to convert the variable rate payments made on our Trust Preferred I obligation to a series of fixed rate payments at 4.58% for five years, as a hedging strategy to help manage the Company’s interest-rate risk. See Note A and B.

(2)
In March 2004, the Company issued $8.0 million of Trust Preferred securities through its subsidiary, Intermountain Statutory Trust II. The debt associated with these securities bears interest on a variable basis tied to the 90-day LIBOR index plus 2.8%, with interest only paid quarterly. The rate on this borrowing was 3.33% at September 30, 2010. The debt is callable by the Company quarterly and matures in April 2034. See Note A and B.

A)
Intermountain’s obligations under the debentures issued to the trusts referred to above constitute a full and unconditional guarantee by Intermountain of the Statutory Trusts’ obligations under the Trust Preferred Securities. In accordance with ASC 810, Consolidation, (formerly FIN 46R, “Consolidation of Variable Interest Entities”), the trusts are not consolidated and the debentures and related amounts are treated as debt of Intermountain.

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

8.	Earnings Per Share:
The following table presents the basic and diluted earnings per share computations (numbers in thousands):

	Three months Ended September 30,		Nine months Ended September 30,
	2010	2009	2010	2009
Numerator:
Net loss — basic and diluted	$(24,302)	$(2,242)	$(31,109)	$(13,362)
Preferred stock dividend	432	416	1,279	1,245

Net loss applicable to commons stockholders	$(24,734)	$(2,658)	$(32,388)	$(14,607)
Denominator:
Weighted average shares outstanding — basic	8,390,877	8,365,836	8,383,841	8,358,908
Dilutive effect of common stock options, restricted stock awards	—	—	—	—

Weighted average shares outstanding — diluted	8,390,877	8,365,836	8,383,841	8,358,908

Loss per share — basic and diluted:
Loss per share — basic	$(2.95)	$(0.32)	$(3.86)	$(1.75)
Effect of dilutive common stock options	—	—	—	—

Loss per share — diluted	$(2.95)	$(0.32)	$(3.86)	$(1.75)

Anti-dilutive securities not included in diluted earnings per share:
Common stock options	242,157	265,710	242,157	260,879
Common stock warrant	1,586,277	904,467	2,221,804	492,426
Restricted shares	134,376	17,389	183,902	6,530

Total anti-dilutive shares	1,962,810	1,187,566	2,647,863	759,835

Common stock equivalents were calculated using the treasury stock method.
9.	Operating Expenses:
The following table details Intermountain’s components of total operating expenses in thousands:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Salaries and employee benefits	$4,942	$5,673	$15,862	$17,031
Occupancy expense	1,853	1,814	5,470	5,590
Advertising	279	366	774	1,010
Fees and service charges	678	919	2,027	2,148
Printing, postage and supplies	323	375	1,037	1,028
Legal and accounting	302	456	963	1,099
FDIC Assessment	502	393	1,442	1,803
OREO operations	562	1,663	2,971	3,098
Goodwill impairment	11,662	—	11,662	—
Other expense	815	1,297	2,546	3,588

Total operating expenses	$21,918	$12,956	$44,754	$36,395

Salaries and employee benefits expense decreased $1.2 million or 6.9%, over the nine month period last year as a result of planned staff reductions implemented throughout 2010. The nine month 2010 total includes $452,000 in severance costs. For the quarter ended September 30, 2010 salary and benefit expenses decreased $731,000, or 12.9% as compared to the same quarter last year. Decreased staffing levels and lower incentive compensation expense more than offset the severance payments noted above and increases in unemployment insurance premiums. Efforts to reduce compensation expense continue in 2010, as the Company has reduced additional staff, suspended salary increases for executives and officers and reduced other compensation plans. The employee full time equivalent (“FTE”) number at September 2010 totaled 356 which was reduced by 56 FTEs, or 13.6% from September 2009.

Occupancy expenses decreased $120,000, or 2.1%, for the nine month period ended September 30, 2010 compared to the same period one year ago and increased $39,000 or 2.1% from the third quarter, 2009. The year-to-date decrease was comprised of decreases in overall rent costs and reduced computer hardware and software expense as additional cost control measures have been implemented. The quarterly increase is primarily the result of a one-time backdated rent payment increase per the lease agreement on one of its facilities. The Company expects these expenses to continue declining in 2010 in comparison to prior periods, as it has postponed building expansion plans, consolidated administrative operations and managed its hardware and software purchases carefully.

The advertising expense decrease of $236,000 for the nine month period compared to the same period one year ago is a result of reductions in general advertising and media expenses, as the need for broad advertising in the current market has been limited. The $121,000 decrease in fees and service charges for the nine month period ended September 30, 2010 compared to the same period one year ago is primarily comprised of decreases in loan collection, repossession and liquidation expenses, with particularly large reductions in the third quarter of this year versus the prior year comparable quarter. Printing, postage and supplies increased $9,000 for the nine-month period in comparison to last year’s total. The increase reflected timing of the payment of postage and supply expense during the quarter. Additional outsourcing activities are expected to result in improvements in these areas over the next several months. Legal and accounting fees decreased by $136,000 in comparison to the same nine month period in 2009 as the Company reduced expenditures on outside legal and consulting services related to loan collection and regulatory compliance.

The $361,000 decrease in FDIC expenses for the nine month period ended September 30, 2010 over last year primarily reflects the special FDIC assessment that was paid in September 2009 with no similar assessment in 2010. The $109,000 increase in FDIC expenses for the three month period ended September 30, 2010 over last year reflects the higher FDIC insurance premium rate for 2010 compared to the same period one year ago. OREO operations, related valuation adjustments and gain/loss on sale of OREO decreased by $127,000 for the nine month period over the same period last year. The reduction was $1.1 million or 66.2% in the third quarter compared to the same period last year, as OREO levels have reduced substantially since last year and property valuation adjustments and losses on sale are significantly lower. The Company recorded a goodwill impairment of $11.7 million for the nine and three months ended September 30, 2010 as discussed in Footnote 5 above.

Other expenses decreased $1.0 million, or 29.0%, for the nine month period over the same period last year, reflecting decreases in telecommunications, computer services, training and travel costs, and expense associated with funding the reserve for unfunded loan commitments. The Company also recorded a $426,000 charge related to the sale of the Sandpoint center in the nine months ended September 30, 2009.

10.	Income Taxes:

Intermountain uses an estimate of future earnings, and an evaluation of its loss carryback ability and tax planning strategies to determine whether or not the benefit of its net deferred tax asset will be realized. At September 30, 2010, Intermountain assessed whether it was more likely than not that it would realize the benefits of its deferred tax asset. Intermountain determined that the negative evidence associated with a projected three-year cumulative loss for the period ending December 31, 2010, and continued depressed economic conditions outweighed the positive evidence. Therefore, Intermountain established a valuation allowance of $7.4 million against its deferred tax asset. The company analyzes the deferred tax asset on a quarterly basis and may recapture a portion or all of this allowance depending on future profitability. After recording the valuation allowance, Intermountain had a net deferred tax asset of $15.3 million as of September 30, 2010, compared to a net deferred tax asset of $16.9 million as of December 31, 2009.

11.	Stock-Based Compensation Plans:
The Company utilized its stock to compensate employees and directors under the 1999 Director Stock Option Plan, the 1999 Employee Plan and the 1988 Employee Plan (together the “Stock Option Plans”).

On January 14, 2009, the terms of the Amended and Restated 1999 Employee Stock Option and Restricted Stock Plan and the 1999 Director Stock Option Plan expired. Upon recommendation of management and approval of the Board of Directors, it was determined that, due to the economic uncertainty, the Board would not seek to implement a new plan at this time. The 1988 Employee Stock Option Plan was a predecessor plan to the Amended and Restated 1999 Employee Stock Option and Restricted Stock Plan. Because each of these plans has expired, shares may no longer be awarded under these plans. However, awards remain unexercised or unvested under these plans. The Company did not grant options to purchase Intermountain common stock or restricted stock during the nine months ended September 30, 2010 or September 30, 2009.

In 2003, stockholders approved a change to the 1999 Employee Stock Option Plan to provide for the granting of restricted stock awards. The Company granted restricted stock to directors and employees beginning in 2005. The restricted stock vests 20% per year, over a five-year period. The Company granted no restricted shares during either of the nine months ended September 30, 2010 and 2009. For the nine months ended September 30, 2010 and 2009, restricted stock expense totaled $281,000 and $272,000, respectively. Total expense related to stock-based compensation recorded in the nine months ended September 30, 2010 and 2009 was $281,000 and $272,000, respectively.

A summary of the changes in stock options outstanding for the nine months ended September 30, 2010, is presented below:

	Nine months ended September 30, 2010
	(dollars in thousands, except per share amounts)
		Weighted	Weighted
	Number	Average	Average
	of	Exercise	Remaining
	Shares	Price	Life (Years)
Beginning Options Outstanding, Jan 1, 2010	254,686	$6.35
Options Granted	—	—
Exercises	—	—
Forfeitures	(12,526)	7.85

Ending options outstanding, September 30, 2010	242,160	6.27	2.1

Exercisable at September 30, 2010	242,160	$6.27	2.1

The total intrinsic value of options exercised during the nine months ended September 30, 2010 and 2009 was $0 and $7,000, respectively. A summary of the Company’s nonvested restricted shares for the nine months ended September 30, 2010, is presented below:

		Weighted-
		Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Balance at January 1, 2010	72,718	$15.71
Granted	—	—
Vested	(27,409)	17.90
Forfeited	(4,182)	15.61

Balance at September 30, 2010	41,127	$14.27

12.	Derivative Financial Instruments:

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

Interest Rate Swaps — Designated as Cash Flow Hedges

The tables below identify the Company’s interest rate swaps at September 30, 2010 and December 31, 2009, which were entered into to hedge certain LIBOR-based trust preferred debentures and designated as cash flow hedges pursuant to ASC 815 (dollars in thousands):

	September 30, 2010
			Receive Rate	Pay Rate	Type of Hedging
Maturity Date	Notional Amount	Fair Value (Loss)	(LIBOR)	(Fixed)	Relationship
Pay Fixed, Receive Variable:
October 2013	$8,248	$(1,005)	0.53%	4.58%	Cash Flow

	December 31, 2009
			Receive Rate	Pay Rate	Type of Hedging
Maturity Date	Notional Amount	Fair Value (Loss)	(LIBOR)	(Fixed)	Relationship
Pay Fixed, Receive Variable:
October 2013	$8,248	$(678)	0.28%	4.58%	Cash Flow

The fair values, or unrealized losses, of $1.0 million at September 30, 2010 and $678,000 at December 31, 2009 are included in other liabilities. The Company has deferred the interest payments on the related Trust Preferred borrowing beginning with the January 2010 scheduled remittance. As a result of the deferred interest payments, a calculation of the effectiveness of the hedge was prepared. It was concluded that although the hedge is generally effective, there is a small amount of ineffectiveness due to the delayed payments. The Company expensed $175,000 in interest expense in the nine months ended September 30, 2010 related to the ineffective portion of the hedge. The changes in fair value, net of tax, are separately disclosed in the statement of changes in stockholders’ equity as a component of comprehensive income (loss). Net cash flows from these interest rate swaps are included in interest expense on trust preferred debentures. The unrealized loss at September 30, 2010 is a component of comprehensive income (loss) for September 30, 2010. At September 30, 2010, Intermountain had $1.0 million in restricted cash and $190,000 in Pacific Coast Bankers Bank stock as collateral for the cash flow hedge. The following table provides a reconciliation of cash flow hedges measured at fair value during the periods indicated (in thousands):

	Nine months Ended
	September 30,	September 30,
	2010	2009
Unrealized loss at beginning of period	$(678)	$(985)
Amount of gross loss recognized in earnings (loss)	(175)	—
Amount of gross loss recognized in other comprehensive income (loss)	(152)	244

Unrealized loss at end of period	$(1,005)	$(741)

Interest Rate Swaps — Not Designated as Hedging Instruments Under ASC 815

The Company has purchased certain derivative products to allow the Company to effectively convert a fixed rate loan to a variable rate payment stream. The Company economically hedges derivative transactions by entering into offsetting derivatives executed with third parties upon the origination of a fixed rate loan with a customer. Derivative transactions executed as part of this program are not designated as ASC 815 hedge relationships and are, therefore, marked to market through earnings each period. In most cases the derivatives have mirror-image terms to the underlying transaction being hedged, which result in the positions’ changes in fair value offsetting completely through earnings each period. However, to the extent that the derivatives are not a mirror-image, changes in fair value will not completely offset, resulting in some earnings impact each period. Changes in the fair value of these interest rate swaps are included in other non-interest income. The following table summarizes these interest rate swaps as of September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010		December 31, 2009
	Notional		Notional
	Amount	Fair Value (Loss)	Amount	Fair Value Gain
Interest rate swaps with third party financial institutions	$2,559	$(176)	$2,559	$57

At September 30, 2010, loans receivable included ($176,000) of derivative assets and other liabilities included $0 of derivative assets related to these interest rate swap transactions. At September 30, 2010, the interest rate swaps had a maturity date of March 2019. At September 30, 2010, Intermountain had $72,000 in restricted cash as collateral for the interest rate swaps.

13.	Fair Value Measurements:

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

The following table presents information about the Company’s assets measured at fair value on a recurring basis as of September 30, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands).

	Fair Value Measurements
	At September 30, 2010, Using
		Quoted Prices
		In Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
Description	September 30, 2010	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:
U.S. treasury securities and obligations of U.S. government agencies	$4,036	$—	$4,036	$—
Residential mortgage backed securities (“MBS”)	172,029	—	140,723	31,306
Other Assets — Derivative	(176)	—	—	(176)

Total Assets Measured at Fair Value	$175,889	$—	$144,759	$31,130

Other Liabilities — Derivatives	$1,005	$—	$—	$1,005

	Fair Value Measurements
	At December 31, 2009 Using
		Quoted Prices
		In Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
Description	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:
U.S. treasury securities and obligations of U.S. government agencies	$51	$—	$51	$—
Residential mortgage backed securities (“MBS”)	181,733	—	149,497	32,236
Other Assets — Derivative	57	—	—	57

Total Assets Measured at Fair Value	$181,841	$—	$149,548	$32,293

Other Liabilities — Derivatives	$678	$—	$—	$678
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 are summarized as follows (in thousands):

	Fair Value Measurements Using Significant
	Unobservable Inputs ( Level 3)
Description	Residential MBS	Derivatives	Total
January 1, 2010 Balance	$32,236	$57	$32,293
Total gains or losses (realized/unrealized) Included in earnings	(605)	(233)	(838)
Included in other comprehensive income	7,379	—	7,379
Principal Payments	(3,603)	—	(3,603)
Sales of Securities	(2,565)	—	(2,565)
Transfers in and /or out of Level 3	—	—	—

September 30, 2010 Balance	$32,842	$(176)	$32,666

Fair Value Measurements
Using Significant Unobservable
Inputs ( Level 3)
Description	Derivatives
January 1, 2010 Balance	$678
Total gains or losses (realized/unrealized) included in earnings	175
Included in other comprehensive income	152

September 30, 2010 Balance	$1,005

Intermountain may be required, from time to time, to measure certain other financial assets at fair value on a non-recurring basis. The following table presents the carrying value for these financial assets as of September 30, 2010 (in thousands):

	Fair Value Measurements
	At September 30, 2010, Using
		Quoted Prices
		In Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
Description	September 30, 2010	(Level 1)	(Level 2)	(Level 3)
Loans(1)	$41,961	$—	$—	$41,961
OREO	6,424	—	—	6,424
Goodwill	—	—	—	—
Net Deferred Tax Asset, net of valuation	15,318	—	—	15,318

Total Assets Measured at Fair Value	$63,703	$—	$—	$63,703

(1)	Represents impaired loans, net, which are included in loans.

Impaired loans are valued based on either the estimated fair value of the cash flows to be received or the fair value of the underlying collateral supporting the loan less selling costs. Real estate collateral on these loans and the Company’s other real estate owned (“OREO”) is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace. Management reviews these valuations and makes additional valuation adjustments, as necessary, including subtracting estimated costs of liquidating the collateral or selling the OREO. The related nonrecurring fair value measurement adjustments have been classified as Level 3 because of the significant assumptions required to estimate future cash flows on these loans, and the rapidly changing and uncertain collateral values underlying the loans. Extreme volatility and the lack of relevant and current sales data in the Company’s market areas for various types of collateral create additional uncertainties and require the use of multiple sources and management judgment to make adjustments. Goodwill and Net Deferred Tax Asset are presented at fair value, net of impairment charges. The goodwill and net deferred tax asset impairments were based on fair value analysis of Level 3 inputs.

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

Available for Sale Securities. Securities totaling $144.8 million classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtained fair value measurements from an independent pricing service and internally validated these measurements. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus, prepayment speeds, credit information and the bond’s terms and conditions, among other things.

The available for sale portfolio also includes $31.3 million in super senior or senior tranche collateralized mortgage obligations not backed by a government or other agency guarantee. These securities are collateralized by fixed rate prime or Alt A mortgages, are structured to provide credit support to the senior tranches, and are carefully analyzed and monitored by management. Because of disruptions in the current market for mortgage-backed securities and collateralized mortgage obligations, an active market did not exist for these securities at September 30, 2010. This is evidenced by a significant widening in the bid-ask spread for these types of securities and the limited volume of actual trades made. As a result, less reliance can be placed on easily observable market data, such as pricing on transactions involving similar types of securities, in determining their current fair value. As such, significant adjustments were required to determine the fair value at the September 30, 2010 measurement date. These securities are valued using Level 3 inputs.

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

Based on the factors above, the Company has determined that two securities comprised of a pool of mortgages were subject to OTTI as of September 30, 2010. During 2009, the Company recorded an OTTI of $1,751,000 on one security. Of the total $1,751,000 OTTI, $526,000 was related to credit losses and was a charge against earnings. The remaining $1,225,000 reflected non-credit value impairment and was charged against the Company’s other comprehensive income (loss) and reported capital on the balance sheet. The Company conducted a similar analysis on the estimated cash flows in the first, second, and third quarters of 2010, and as a result of these analyses, recorded additional credit loss impairments of $19,000, $144,000 and $174,000 against earnings for the first, second and third quarter of 2010, respectively. During second quarter 2010, the Company recorded an OTTI of $1,529,000 on an additional security. Of the total $1,529,000 OTTI, $92,000 was related to credit losses and was a charge against earnings. The remaining $1,437,000 reflected non-credit value impairment and was charged against the Company’s other comprehensive income and reported capital on the balance sheet. The company recorded a $175,000 related to credit losses during the third quarter of 2010. At this time, the Company anticipates holding the securities until their value is recovered or maturity, and will continue to adjust its other comprehensive income and capital position to reflect the securities’ current market value. The Company calculates the credit loss charge against earnings by subtracting the estimated present value of estimated future cash flows on the security from its amortized cost.

Loans. Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for impaired loans when establishing the allowance for credit losses. Such amounts are generally based on either the estimated fair value of the cash flows to be received or the fair value of the underlying collateral supporting the loan less selling costs. Real estate collateral on these loans and the Company’s OREO is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace. Management reviews these valuations and makes additional valuation adjustments, as necessary, including subtracting estimated costs of liquidating the collateral or selling the OREO. The related nonrecurring fair value measurement adjustments have generally been classified as Level 3 because of the significant assumptions required estimating future cash flows on these loans, and the rapidly changing and uncertain collateral values underlying the loans. Extreme volatility and the lack of relevant and current sales data in the Company’s market areas for various types of collateral create additional uncertainties and require the use of multiple sources and management judgment to make adjustments. Loans subject to nonrecurring fair value measurement were $42.0 million at September 30, 2010 all of which were classified as Level 3.

Other Real Estate Owned. At the applicable foreclosure date, OREO is recorded at fair value of the real estate, less the estimated costs to sell the real estate. Subsequently, OREO is carried at the lower of cost or net realizable value (fair value less estimated selling costs), and is periodically assessed for impairment based on fair value at the reporting date. Fair value is determined from external appraisals and other valuations using judgments and estimates of external professionals. Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3. The Company’s OREO at September 30, 2010 totaled $6.4 million, all of which was classified as Level 3.

Interest Rate Swaps. During the third quarter of 2008, the Company entered into an interest rate swap contract with Pacific Coast Bankers Bank. The purpose of the $8.2 million notional value swap is to convert the variable rate payments made on the Trust Preferred I obligation (see Note 7 — Other Borrowings) to a series of fixed rate payments for five years, as a hedging strategy to help manage the Company’s interest-rate risk. This contract is carried as an asset or liability at fair value, and as of September 30, 2010, it was a liability with a fair value of $1.0 million.

During the first quarter of 2009, the Company entered into an interest rate swap contract with Pacific Coast Bankers Bank. The purpose of the $1.6 million notional value swap is to convert the fixed rate payments earned on a loan receivable to a series of variable rate payments for ten years, as a hedging strategy to help manage the Company’s interest-rate risk. This contract is carried as an asset or liability at fair value, and as of September 30, 2010, it was an asset with a fair value of ($114,000). During the second quarter of 2009, the Company entered into an interest rate swap contract with Pacific Coast Bankers Bank. The purpose of the $1.0 million notional value swap is to convert the fixed rate payments earned on a loan receivable to a series of variable rate payments for ten years, as a hedging strategy to help manage the Company’s interest-rate risk. This contract is carried as an asset or liability at fair value, and as of September 30, 2010, it was an asset with a fair value of ($62,000).

Intermountain is required to disclose the estimated fair value of financial instruments, both assets and liabilities on and off the balance sheet, for which it is practicable to estimate fair value. These fair value estimates are made at September 30, 2010 based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price an asset could be sold at or the price a liability could be settled for. However, given there is no active market or observable market transactions for many of the Company’s financial instruments, the Company has made estimates of many of these fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimated values.

The estimated fair value of the financial instruments as of September 30, 2010 and December 31, 2009, are as follows (in thousands):

	September 30, 2010		December 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash, cash equivalents, restricted cash and federal funds sold	$109,256	$109,256	$104,835	$104,835
Interest bearing certificates of deposit	—	—	862	862
Available-for-sale securities	176,065	176,065	181,784	181,784
Held-to-maturity securities	22,234	23,078	15,177	15,397
Loans held for sale	3,067	3,067	6,574	6,574
Loans receivable, net	592,598	609,788	655,602	683,300
Accrued interest receivable	4,640	4,640	5,077	5,077
BOLI	8,674	8,674	8,397	8,397
Financial liabilities:
Deposit liabilities	788,504	779,121	819,321	786,704
Borrowings	131,283	132,051	160,760	160,469
Accrued interest payable	1,294	1,294	1,211	1,211
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

Accrued Interest
The carrying amounts of accrued interest payable and receivable approximate their fair value.
14.	Subsequent Events:
Intermountain performed an evaluation of subsequent events through the date this report was filed with the Securities and Exchange Commission.
15.	New Accounting Pronouncements:

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2009-16, “Accounting for Transfers of Financial Assets.” This standard removes the concept of qualifying special-purpose entities as an accounting criteria that had provided an exception to consolidation, provided additional guidance on requirements for consolidation, and is an update to codification topic 860. This guidance became effective for Intermountain on January 1, 2010, and did not have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures.” This guidance is related to implementation of fair value measurement disclosures. This update to the codification topic 820 specifically addresses: 1) transfers between levels 1, 2 and 3 of the fair value hierarchy; 2) level of disaggregation of derivative contracts for fair value measurement disclosures; and 3) disclosures about fair value measurement inputs and valuation techniques. This guidance became effective for the Company on March 31, 2010, and did not have a material impact on its consolidated financial statements.

In February 2010, the FASB issued ASU 2010-09, “Amendments to Certain Recognition and Disclosure Requirements,” that standardizes accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued, and was an update to codification topic 855. As a public reporting company, Intermountain is required to evaluate subsequent events through the date its financial statements are issued. The adoption of these rules did not have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued ASU 2010-18, “Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset.” This update addresses modifications of loans that are accounted for within a pool by specifying that a troubled debt restructuring would not result in the removal of those loans from the pool for impairment analysis purposes. This guidance was effective for Intermountain as of September 30, 2010. Intermountain does not currently have any loans for which this guidance would be applicable.

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This update amends codification topic 310 on receivables to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. This guidance is being phased in, with the new disclosure requirements for period end balances effective as of December 31, 2010, and the new disclosure requirements for activity during the reporting period are effective March 31, 2011.

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
General
Overview & History
     Intermountain Community Bancorp (“Intermountain” or the “Company”) is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was formed as Panhandle Bancorp in October 1997 under the laws of the State of Idaho in connection with a holding company reorganization of Panhandle State Bank (the “Bank”) that was approved by the stockholders on November 19, 1997 and became effective on January 27, 1998. In September 2000, Panhandle Bancorp changed its name to Intermountain Community Bancorp.
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
     Intermountain continues to work through the challenges of the current economic downturn, while positioning itself to prosper in the economy and markets of the future. Its strengths provide the foundation for future growth and profitability, and include the following:
•
A strong, loyal and low-cost deposit franchise with proven growth capabilities: 64% of Intermountain’s deposits at September 30, 2010 are in low-cost transaction accounts, resulting in a cost of funds that has consistently been below its peer group. Intermountain has maintained this low-cost deposit focus while growing since 1999 from the 8th ranked bank by deposit market share to the 2nd in the core markets it serves (Source: FDIC and Federal Financial Institutions Examination Council (“FFIEC”) Uniform Bank Performance Report (“UBPR”) data).

•
A high net interest margin (3.85% for the quarter ended September 30, 2010) relative to peers with opportunity for additional improvement if rates rise or the economy improves: Intermountain has consistently maintained a higher net interest margin than its peer group (Source: UBPR data), and has positioned its balance sheet to protect against current challenges, and provide for opportunities to capitalize on the likelihood of future rising market interest rates.

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
     We believe deposit growth and pricing will continue to be a cornerstone of the Company’s success. As demonstrated by its past successes, the growth of low-cost core deposits has always been a focus. Management will continue this core focus, while pursuing opportunities to gain additional market share from larger banks and smaller, more stressed competitors in its defined core and growth markets. Based on FDIC call report data, the Company has identified approximately $943.0 million in deposits at banks in its core markets that are exhibiting relatively high levels of distress, and another $1.2 billion in its growth markets. When combined with potential organic growth, a relatively small capture of these distressed deposits over the next few years could allow the Company to rapidly expand its total deposits. More immediately, management has taken strong steps to reduce its current deposit and borrowing rates, which will produce lower interest expense in future periods. It sees additional opportunities to decrease its cost of funds and interest expense by continuing to reprice down maturing CDs, lower transaction account interest rates, and pay off or replace higher rate wholesale funding vehicles.
     Management is confident that it can also continue improving the Company’s efficiency. The last three years have been challenging as the Company first sought to build operational infrastructure for a larger institution, then faced very significant credit-related costs. These costs masked underlying improvement in operating expenses. These improvements are now becoming increasingly apparent in the financials as the full impact of moves made in late 2009 and throughout 2010 register and credit operations costs begin to subside. In the future, management believes the infrastructure that has been built will allow the Company to expand its assets and revenues without corresponding increases in expenses. When combined with lower anticipated credit costs, this could lead to relatively rapid improvement in efficiency rates. During the remainder of 2010 and throughout 2011, management will continue to focus on rationalizing its cost structure and restructuring organizational processes to deliver better service at lower costs.
     Management believes that non-interest revenue growth may be challenging in the near-term because of new regulatory restrictions, particularly on overdraft and debit card income. However, it continues to take steps to expand and diversify its revenue sources. These include expanding its trust and investment service opportunities to both new and existing customers, increasing debit and credit card accounts and usage, pursuing other partners to work with on its secured savings credit card program, reorganizing and enhancing its mortgage banking operation, and reducing waiver rates on current service fees.
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
     Management believes the allowance for loan losses was adequate at September 30, 2010. While management uses available information to provide for loan losses, the ultimate collectability of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions and other relevant factors. A further slowdown in economic activity could adversely affect cash flows for both commercial and individual borrowers, as a result of which the Company could experience increases in nonperforming assets, delinquencies and losses on loans.
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
     Management evaluates investment securities for other-than-temporary declines in fair value on a periodic basis. If the fair value of an investment security falls below its amortized cost and the decline is deemed to be other-than-temporary, the security’s fair value will be analyzed based on market conditions and expected cash flows on the investment security. The Company calculates a credit loss charge against earnings by subtracting the estimated present value of estimated future cash flows on the security from its amortized cost. At September 30, 2010, residential mortgage-backed securities included two securities comprised of a pool of mortgages with a combined remaining unpaid balance of $10.7 million. Due to the lack of an orderly market for the securities, their fair value was determined to be $8.2 million at September 30, 2010 based on analytical modeling taking into consideration a range of factors normally found in an orderly market. Based on an analysis of projected cash flows, a total of $1.1 million has been charged to earnings as a credit loss, including $526,000 in 2009 and $605,000 in the first nine months of 2010. The remaining $2.1 million was recognized in other comprehensive income. Charges to income could occur in future periods due to a change in management’s intent to hold the investments to maturity, a change in management’s assessment of credit risk, or a change in regulatory or accounting requirements.
     Goodwill and Other Intangible Assets. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible elements in the business acquired. Intermountain’s goodwill in prior periods related to value inherent in the banking business and the value is dependent upon Intermountain’s ability to provide quality, cost-effective services in a competitive market place. As such, goodwill value is supported ultimately by revenue that is driven by the volume of business transacted. A decline in earnings as a result of a lack of growth or the inability to deliver cost-effective services over sustained periods can lead to impairment of goodwill that could adversely impact earnings in future periods. Goodwill is not amortized, but is subjected to impairment analysis each December. In addition, GAAP requires an impairment analysis to be conducted any time a “triggering event” occurs in relation to goodwill. Management believes that the significant market disruption in the financial sector and the declining market valuations experienced over the past year created a “triggering event.” As such, management conducted interim evaluations of the carrying value of goodwill in each quarter of 2009, including the quarter ended December 31, 2009. As a result of this analysis, no impairment existed as of December 31, 2009. Major assumptions used in determining impairment were projected increases in future income, sales multiples in determining terminal value and the discount rate applied to future cash flows.
     At September 30, 2010, the Company concluded there was a triggering event related to continuing depressed economic conditions and ongoing losses incurred by the Company. As a result, Intermountain performed a goodwill impairment evaluation using current information. In completing its goodwill impairment analysis, the Company used tangible common equity multiples and core deposit metrics from recent transactions to estimate the fair value of the company at September 30, 2010. For Step 1, the fair value of the company was less than the common book value of the Company prior to any goodwill adjustments, indicating a potential impairment. Under accounting guidance, a Step 2 analysis is required . In the Step 2 analysis, the fair value of the Company’s assets and liabilities was determined, using discounted cash flows based on the cash flow characteristics of the assets and liabilities and prevailing market interest rates. The fair value of the liabilities was subtracted from the fair value of the assets resulting in the fair value of the net assets. This was then reduced by the value of the preferred stock to derive the sum of the fair value of net assets supported by common equity. Since this number was higher at September 30, 2010 than the fair value of the Company calculated in Step 1, there was no excess company value that could be allocated to goodwill, resulting in a full impairment of the Company’s goodwill. Intermountain wrote off all of its goodwill at September 30, 2010, totaling $11.7 million. Intermountain records impairment losses as charges to noninterest expense and adjustments to the carrying value of goodwill. As of September 30, 2010, Intermountain had other intangible assets related to acquired depository relationships of $342,000, as compared to $439,000 as of December 31, 2009. Other intangible assets consisting of core-deposit intangibles with definite lives are amortized over the estimated life of the acquired depositor relationships.
     Other Real Estate Owned. Property acquired through foreclosure of defaulted mortgage loans is carried at the lower of cost or fair value less estimated costs to sell. At the applicable foreclosure date, OREO is recorded at fair value of the real estate, less the estimated costs to sell the real estate. Subsequently, OREO is carried at the lower of cost or fair value, and is periodically re-assessed for impairment based on fair value at the reporting date. Development and improvement costs relating to the property are capitalized to the extent they are deemed to be recoverable.
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
     Fair Value Measurements. ASC 820 “Fair Value Measurements” (formerly SFAS 157) establishes a standard framework for measuring fair value in GAAP, clarifies the definition of “fair value” within that framework, and expands disclosures about the use of fair value measurements. A number of valuation techniques are used to determine the fair value of assets and liabilities in Intermountain’s financial statements. These include quoted market prices for securities, interest rate swap valuations based upon the modeling of termination values adjusted for credit spreads with counterparties, and appraisals of real estate from independent licensed appraisers, among other valuation techniques. Fair value measurements for assets and liabilities where there exists limited or no observable market data are based primarily upon estimates, and are often calculated based on the economic and competitive environment, the characteristics of the asset or liability and other factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. Additionally, there are inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values. Significant changes in the aggregate fair value of assets and liabilities required to be measured at fair value or for impairment will be recognized in the income statement under the framework established by GAAP. If impairment is determined, it could limit the ability of Intermountain’s banking subsidiaries to pay dividends or make other payments to the Holding Company. See Note 13 to the Consolidated Financial Statements for more information on fair value measurements.
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
     Income Taxes. Income taxes are accounted for using the asset and liability method. Under this method a deferred tax asset or liability is determined based on the enacted tax rates which will be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in the Company’s income tax returns. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established to reduce the net carrying amount of deferred tax assets if it is determined to be more likely than not, that all or some portion of the potential deferred tax asset will not be realized. The Company uses an estimate of future earnings, an evaluation of its loss carryback ability and tax planning strategies to determine whether or not the benefit of its net deferred tax asset may be realized. The analysis used to determine whether a valuation allowance is required and if so, the amount of the allowance, is based on estimates of future taxable income and the effectiveness of future tax planning strategies. These estimates require significant management judgment about future economic conditions and Company performance.
     At September 30, 2010, Intermountain assessed whether it was more likely than not that it would realize the benefits of its deferred tax asset. Intermountain determined that the negative evidence associated with a projected three year cumulative loss for the period ending December 31, 2010, and continued depressed economic conditions outweighed the positive evidence. Therefore, Intermountain established a valuation allowance of $7.4 million against its deferred tax asset. After recording the valuation allowance Intermountain had a net deferred asset of $15.3 million as of September 30, 2010, compared to a net deferred tax asset of $16.9 million as of December 31, 2009. See Part II — Other Information, Section 1A. Risk Factors.
Results of Operations
     Overview. Intermountain recorded a net loss applicable to common stockholders of $24.7 million, or $2.95 per diluted share for the three months ended September 30, 2010, compared with a net loss applicable to common stockholders of $2.9 million or $0.35 per diluted share for the second quarter of 2010 and a net loss applicable to common stockholders of $2.7 million or $0.32 per diluted share, for the three months ended September 30, 2009. Intermountain recorded a net loss applicable to common stockholders of $32.4 million, or $3.86 per diluted share, for the nine months ended September 30, 2010, compared with net loss applicable to common stockholders of $14.6 million, or $1.75 per diluted share, for the nine months ended September 30, 2009. The larger loss in the third quarter of 2010 largely reflects a goodwill impairment charge of $11.7 million and a deferred tax asset valuation charge of $7.4 million, along with a higher loan loss provision. The loss for the nine months ended September 30, 2010 compared to a year ago is also attributable to the goodwill and deferred tax asset impairments, but is offset by a lower loan loss provision.
     The annualized return on average assets (“ROAA”) was -9.37%, -0.94%, and -0.82% for the three months ended September 30, 2010, June 30, 2010 and September 30, 2009, respectively, and -3.95% and -1.64% for the nine months ended September 30, 2010 and 2009, respectively. The annualized return on average assets (“ROAA”), excluding the goodwill impairment charge and the deferred tax asset valuation charge was -2.02% and -1.53% for the three months ended September 30, 2010 and the nine months ended September 30, 2010, respectively. The annualized return on average common equity (“ROAE”) was -212.06%, -20.05%, and -14.50% for the three months ended September 30, 2010, June 30, 2010 and September 30, 2009, respectively, and -80.64% and -24.80% for the nine months ended September 30, 2010 and 2009, respectively. The annualized return on average common equity (“ROAE”), excluding the goodwill impairment charge and the deferred tax asset valuation charge was -48.63% and -33.18% for the three months ended September 30, 2010 and the nine months ended September 30, 2010, respectively.
     The goodwill impairment and the deferred tax asset adjustment total $19.1 million and are non-cash adjustments that do not impact the Company’s current liquidity or underlying operating results. The adjustments also have no impact on the Company’s regulatory capital ratios, as they are both already excluded from the Company’s regulatory capital calculations. As described above, the goodwill impairment charge is based upon the results of its recently completed goodwill impairment analysis. Although the lost earnings from the goodwill impairment cannot be reclaimed in future periods, the charge eliminated all of the Company’s remaining goodwill on its balance sheet, so that no further charges are possible unless the Company records goodwill as part of a future transaction. The establishment of the non-cash valuation allowance against the Company’s deferred tax assets (DTA) reflected the Company’s decision under applicable accounting rules to recognize uncertainty in its ability to generate certain levels of future taxable income, given the challenging economic times and its prior losses. The Company analyzes the deferred tax asset on a quarterly basis and may recapture all or a portion of this allowance depending on future profitability.
     While the Company recorded a net loss for the third quarter, its underlying operating results continue to improve. Nine months ended pre-tax operating loss excluding the goodwill write-off, was $20.3 million, up from a pre-tax operating loss of $22.5 million in the year ago period.

The following tables set forth reconciliations of non-GAAP financial measures discussed in this report (dollars in thousands):

	Three months Ended		Nine months Ended
	September 30		September 30
	2010	2009	2010	2009
Loss before income tax benefit	$(20,133)	$(3,944)	$(31,991)	$(22,505)
Less Goodwill Impairment	11,662	—	11,662	—

Total loss before income tax benefit, excluding Goodwill Impairment	$(8,471)	$(3,944)	$(20,329)	$(22,505)

     Both interest expense and operating expenses decreased significantly from prior periods. Interest income improved from the second quarter, although it remains challenged by relatively low loan demand and the maintenance of excess funds in low-yielding cash equivalent and investment securities for liquidity purposes, Non-interest income remained relatively stable, even given pressure on overdraft charges from new regulatory requirements.
     Most asset quality metrics continued to improve with lower levels of non-performing assets and reduced concentrations in the riskiest loan segments. The Company has been proactive in identifying and resolving its problem credits, taking write-downs early in the process and initiating dialogue with borrowers at the first sign of trouble. As a result, its loan losses over the past two years have been significant, but are projected to decline substantially in future periods.
     In response to ongoing economic challenges, management continues to focus on strong balance sheet management and additional expense reduction. At the same time, the Company is actively cultivating new loan demand and low-cost deposit customers in its local markets through promotional and community outreach activities. Management believes that Company efforts will continue to enhance financial performance and build a strong foundation for additional future growth as economic conditions improve.
     Net Interest Income. The most significant component of earnings for the Company is net interest income, which is the difference between interest income from the Company’s loan and investment portfolios, and interest expense on deposits, repurchase agreements and other borrowings. During the three months ended September 30, 2010, June 30, 2010 and September 30, 2009, net interest income was $9.0 million, $8.8 million, and $9.7 million, respectively. The increase in net interest income from the prior quarter primarily reflects a reduction in interest expense on interest bearing liabilities and increased interest income on the investment portfolio. The comparison against results from third quarter last year reflects the impacts of an overall reduction in earning assets, and a more conservative, lower-yielding asset mix, offset by decreases in interest expense. During the nine months ended September 30, 2010 and 2009, net interest income was $26.2 million and $29.8 million, respectively. The decrease in net interest income for the nine-month period resulted from the same factors, notably lower yields on assets and lower earning asset balances offset by lower costs on the Company’s funding. Investment yields for the nine months ended September 30, 2010 were also impacted by lower reinvestment rates and higher amortization of premiums on securities, as prepayment speeds on the Company’s existing mortgage-backed securities portfolio increased temporarily, reflecting decisions by Fannie Mae and Freddie Mac to pay off all defaulted mortgages over a several-month period beginning in the first quarter of 2010. Because most of this activity occurred in the second quarter of 2010, investment interest income rebounded in the third quarter.
     Average interest-earning assets decreased by 5.1% to $931.0 million for the three months ended September 30, 2010, compared to $980.6 million for the three months ended September 30, 2009. The decrease was driven by a reduction of $104.6 million or 14.3% in average loans, partially offset by an increase in average investments and cash of $55.0 million or 22.2% over the three month period in 2009. For the nine months ended September 30, 2010, average interest-earning assets decreased 4.7%, or $46.6 million compared to the same period in 2009. Loan volumes continued to reflect paydowns and write-downs of existing loan balances, lower loan demand caused by the slow economy and tighter underwriting standards. The increase in investments and cash resulted from stable deposit balances and the Company’s decision to place the additional funds in short-term investments and cash equivalents to enhance liquidity.
     Average interest-bearing liabilities decreased by 2.5% or $24.0 million for the three month period ended September 30, 2010 compared to September 30, 2009. Average deposit balances decreased $30.7 million, or 3.7%, while borrowings increased $6.8 million or 4.7%. The Company allowed $38.0 million in brokered deposits to roll off as a strategy to reduce its cost of deposits. For the nine months ended September 30, 2010, average interest-bearing liabilities decreased 0.8% or $7.6 million compared to the nine months ended September 30, 2009, fueled by a decrease in average borrowings of $6.5 million, or 4.1%.
     Net interest margin was 3.85% for the three months ended September 30, 2010, a 0.14% increase from the three months ended June 30, 2010 and a 0.06% decrease from the same period last year. The improvement from second quarter reflected lower funding costs and higher yields on investment securities, while comparative results from a year ago were only slightly lower as reductions in the Company’s cost of funds largely offset the negative yield impacts resulting from a more conservative asset mix. Net interest margins for the nine months ended September 30, 2010 and September 30, 2009 were 3.71% and 4.02%, respectively

     The Company continues to focus on lowering its overall cost of funds, while increasing transaction deposit balances from core relationship customers. The cost on interest-bearing liabilities dropped from 1.61% in third quarter 2009 to 1.13% for the most recent quarter, with additional reductions anticipated in the fourth quarter. Intermountain has sought to manage liability costs carefully, and its cost of funds continues to be at the low end of its peer group. As a result of these efforts and continuing stronger asset yields, the Company’s net interest margin remains well above average for its peer group.
     Given current economic conditions, the Company believes that weak loan demand, low yields on investment securities and conservative asset management will continue to constrain asset yields for the near future. However, declining funding costs should continue to offset some of these impacts. As such, management is focusing on building a balance sheet and core customer base to sustain the current margin, and prepare for resumption of more normal economic and rate conditions in the future.
     Provision for Losses on Loans & Credit Quality. Management’s policy is to establish valuation allowances for estimated losses by charging corresponding provisions against income. This evaluation is based upon management’s assessment of various factors including, but not limited to, current and anticipated future economic trends, historical loan losses, delinquencies, underlying collateral values, and current and potential risks identified in the portfolio.
     The provision for losses on loans totaled $10.1 million for the three months ended September 30, 2010, compared to a provision of $4.9 million for the sequential quarter and $3.8 million for the three months ended September 30, 2009. The provision for losses on loans totaled $21.8 million for the nine months ended September 30, 2010, compared to a provision of $25.2 million for the nine months ended September 30, 2009. The following table summarizes provision and loan loss allowance activity for the periods indicated.

	September 30,
	2010	2009
	(Dollars in thousands)
Balance Beginning January 1	$(16,608)	$(16,433)
Charge-Offs
Commercial loans	9,011	3,488
Commercial real estate loans	4,444	1,210
Commercial construction loans	1,203	1,082
Land and land development loans	7,640	15,654
Agriculture loans	725	909
Multifamily loans	16	53
Residential loans	1,429	1,076
Residential construction loans	93	241
Consumer loans	395	707
Municipal loans	—	—

Total Charge-offs	24,956	24,420
Recoveries
Commercial loans	(360)	(92)
Commercial real estate loans	(271)	—
Commercial construction loans	(10)	(1)
Land and land development loans	(77)	(57)
Agriculture loans	(11)	(32)
Multifamily loans	—	—
Residential loans	(35)	(3)
Residential construction loans	—	—
Consumer loans	(138)	(205)
Municipal loans	—	—

Total Recoveries	(902)	(390)
Net charge-offs	24,054	24,030
Transfers	—	—
Provision for losses on loans	(21,780)	(25,210)
Sale of loans	—	—

Balance at September 30	$(14,334)	$(17,613)
Ratio of net charge-offs to average net loans (QTD annualized)	6.10%	5.84%
Allowance — Unfunded Commitments Balance Beginning January 1	$(11)	$(14)
Adjustment	(5)	(164)
Transfers	—	—

Allowance — Unfunded Commitments at September 30	$(16)	$(178)

     Net chargeoffs totaled $24.1 million in the first nine months of 2010, compared to $24.0 million in the first nine months of 2009. The elevated provision in the third quarter relates primarily to the restructuring of two large client relationships that resulted in charging off $4.5 million of the $19.9 million total loans outstanding. Management believes that the additional chargeoff and the restructuring of these relationships reduced the total potential loss in the near term and may lead to some recovery of the current charge offs in future periods. While chargeoffs in land and land development loans have decreased significantly from the prior year, commercial and commercial real estate chargeoffs increased. The increases in these categories reflect the restructuring of two clients noted above, as well as increased losses on small business customers who have been unable to survive the prolonged economic downturn. The losses are not concentrated in any particular industry or property type. The Company continued to resolve or liquidate its problem loans aggressively in the third quarter, particularly those with higher loss exposures, and now believes that the risk of future large losses is significantly reduced. The loan loss allowance to total loans ratio was 2.36% at September 30, 2010, compared to 2.16% at June 30, 2010 and 2.46% at September 30, 2009, respectively. At the end of the quarter, the allowance for loan losses totaled 87.6% of nonperforming loans compared to 77.4% at June 30, 2010 and 78.9% at September 30, 2009.
     Given the current distressed and volatile credit environment, management continues to evaluate and adjust the loan loss allowance carefully and frequently to reflect the most current information available concerning the Company’s markets and loan portfolio. In its evaluation, management considers current economic and borrower conditions in both the pool of loans subject to specific impairment, and the pool subject to a more generalized allowance based on historical and other factors. When a loan is characterized as impaired, the Company performs a specific evaluation of the loan, focusing on potential future cash flows likely to be generated by the loan, current collateral values underlying the loan, and other factors such as government guarantees or guarantor support that may impact repayment. Based on this evaluation, it sets aside a specific reserve for this loan and/or charges down the loan to its net realizable value (selling price less estimated closing costs) if it is unlikely that the Company will receive any cash flow beyond the amount obtained from liquidation of the collateral. If the loan continues to be impaired, management periodically re-evaluates the loan for additional potential impairment, and charges it down or adds to reserves if appropriate. On the pool of loans not subject to specific impairment, management evaluates regional, bank and loan-specific historical loss trends to develop its base reserve level on a loan-by-loan basis. It then modifies those reserves by considering the risk grade of the loan, current economic conditions, the recent trend of defaults, trends in collateral values, underwriting and other loan management considerations, and unique market-specific factors such as water shortages or other natural phenomena. Given the continuing high level of problem assets, uncertain economic conditions, and regulatory pressure, it is reasonably likely that the Company’s reserve levels will remain higher than those it maintained prior to 2008 for a sustained period of time.
     Information with respect to non-performing loans, classified loans, troubled debt restructures, non-performing assets, and loan delinquencies is as follows:
Credit Quality Trending

	September 30,	June 30,	December 31,	September 30,
	2010	2010	2009	2009
	(Dollars in thousands)
Loans past due in excess of 90 days and still accruing	$532	$—	$586	$471
Non-accrual loans	15,832	17,765	18,468	21,858

Total non-performing loans	16,364	17,765	19,054	22,329
OREO	6,424	8,754	11,538	14,395

Total non-performing assets (“NPAs”)	$22,788	$26,519	$30,592	$36,724

Classified loans (1)	$62,410	$59,775	$77,175	$93,768
Troubled debt restructured loans (2)	$1,236	$2,562	$4,604	$38,063
Total allowance related to non-accrual loans	$1,505	$1,503	$965	$608
Interest income recorded on non-accrual loans	$666	$353	$1,126	$1,493
Non-accrual loans as a percentage of net loans receivable	2.67%	2.85%	2.82%	3.13%
Total non-performing loans as a % of net loans receivable	2.76%	2.85%	2.91%	3.19%
Allowance for loan losses (“ALLL”) as a percentage of non-performing loans	87.6%	77.4%	87.2%	78.9%
Total NPAs as a % of total assets (3)	2.30%	2.49%	2.83%	3.47%
Total NPAs as a % of tangible capital + ALLL (“Texas Ratio”) (3)	30.67%	31.09%	32.85%	35.63%
Loan delinquency ratio (30 days and over)	0.69%	0.50%	1.06%	1.48%

(1)	Classified loan totals are inclusive of non-performing loans and may also include troubled debt restructured loans, depending on the grading of these restructured loans.

(2)	Represents accruing restructured loans performing according to their modified terms. Restructured loans that are not performing according to their modified terms are included in non-accrual loans. No other funds are available for disbursement on restructured loans.

(3)	NPAs include both nonperforming loans and OREO.
     The $15.8 million balance in non-accrual loans as of September 30, 2010 consists primarily of a mix of land development, commercial real estate, commercial and residential loans. Prior periods reflected higher levels of construction and land development loans, but many of these have now been resolved or foreclosed. As the economic downturn continues, the Company has experienced some increase in non-performing commercial, residential and commercial real estate loans, but the growth has been moderate, particularly in comparison to the construction and development portfolio. Non-performing loans are carried on the Company’s financial statements at the net realizable value that management anticipates receiving on the loans. The Company has evaluated the borrowers and the collateral underlying these loans and determined the probability of recovery of the loans’ principal balance. Given the volatility in the current market, the Company continues to monitor these assets closely and re-evaluate the expected cash flows and collateral values on a frequent and periodic basis. This re-evaluation may create the need for additional write-downs or additional loss reserves on these assets. The balance of non-accrual loans was $18.5 million as of December 31, 2009.
     After peaking in mid-2009 at $96.2 million, the Company’s internally classified loans have dropped significantly to $77.2 million at December 31, 2009 and $62.4 million at September 30, 2010 as a result of aggressive workout and disposition efforts by the Company’s special assets team. Classified loans are loans for which management believes it may experience some problems in obtaining repayment under the contractual terms of the loan, and are inclusive of the Company’s non-accrual loans. However, categorizing a loan as classified does not necessarily mean that the Company will experience any or significant loss of expected principal or interest.
     At September 30, 2010, and December 31, 2009 classified loans (loans with risk grades 6, 7 or 8) by loan type are as follows:

	September 30, 2010		Dec 31, 2009
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial loans	$18,525	29.7	$11,685	15.1
Commercial real estate loans	15,086	24.1	12,409	16.1
Commercial construction loans	9,020	14.5	15,554	20.2
Land and land development loans	9,876	15.8	20,136	26.1
Agriculture loans	3,235	5.2	9,637	12.5
Multifamily loans	112	0.2	695	0.9
Residential real estate loans	5,146	8.2	5,433	7.0
Residential construction loans	681	1.1	1,165	1.5
Consumer loans	729	1.2	461	0.6
Municipal loans	—	—	—	—

Total classified loans	$62,410	100.0	$77,175	100.0

     As illustrated, classified loans in the land development and construction segments have decreased because the Company has moved aggressively to reduce its exposure to these loan types. Increases in the commercial and commercial real estate segments reflect the ongoing impacts of prolonged economic weakness on the Company’s business customers. While many of its customers are stabilizing or even prospering, three years of difficult economic conditions have created additional stress on others. There is potential for additional losses in these segments, but management believes the risk is generally lower than in the construction and land development segments, because these loans generally rely on multiple repayment sources, including other types of collateral that have not experienced the level of devaluation experienced by residential land and construction assets.
     Non-performing assets comprised 2.30% of total assets at September 30, 2010, and 2.83% and 3.47% at December 31, 2009 and September 30, 2009, respectively. Non-performing assets to tangible capital plus the loan loss allowance (the “Texas Ratio”) equaled 30.67% at September 30, 2010 versus 32.85% at December 31, 2009 and 35.63% at September 30, 2009. The decrease in non-performing assets and the Texas Ratio reflects continued resolution or migration of non-performing loans, and reductions in other real estate owned (“OREO”) balances due to sales activity.

     The 30-day and over loan delinquency rate improved significantly in the third quarter to 0.69%, a rate much lower than experienced in recent prior quarters, including 1.06% at year end 2009 and 1.48% at September 30, 2009. Since 30-day delinquency trends often foreshadow more serious credit issues, a lower delinquency rate, if sustained, would likely reflect improving asset quality conditions.
     The following tables summarize NPAs by type and geographic region, and provides trending information over the past year:

				E. Oregon,			% of Loan
	North Idaho —	Magic		SW Idaho			Type to Total
NPAs by location	Eastern	Valley	Greater	Excluding			Non-Performing
September 30, 2010	Washington	Idaho	Boise Area	Boise	Other	Total	Assets
	(Dollars in thousands)
Commercial loans	$2,541	$1,241	$141	$430	$41	$4,394	19.2%
Commercial real estate loans	1,580	286	431	337	2,248	4,882	21.4%
Commercial construction loans	464	—	—	1,198	—	1,662	7.3%
Land and land development loans	3,481	107	1,374	342	1,962	7,266	31.9%
Agriculture loans	—	—	506	24	404	934	4.1%
Multifamily loans	—	—	112	—	—	112	0.5%
Residential real estate loans	2,572	279	348	188	137	3,524	15.5%
Residential construction loans	2	—	—	—	—	2	0.0%
Consumer loans	5	7	—	—	—	12	0.1%

Total	$10,645	$1,920	$2,912	$2,519	$4,792	$22,788	100.0%

Percent of total NPAs	46.7%	8.4%	12.8%	11.1%	21.0%	100.0%
Percent of NPAs to total loans in each region (1)	3.1%	3.8%	4.0%	2.2%	16.3%	3.8%

(1)	NPAs include both nonperforming loans and OREO.
Nonperforming Asset Trending By Category

	September 30,	June 30,	December 31,	September 30,
	2010	2010	2009	2009
	(Dollars in thousands)
Commercial loans	$4,394	$3,364	$2,653	$3,537
Commercial real estate loans	4,882	4,760	5,235	4,113
Commercial construction loans	1,662	1,931	3,133	7,292
Land and land development loans	7,266	11,625	14,055	14,566
Agriculture loans	934	524	834	940
Multifamily loans	112	112	135	188
Residential real estate loans	3,524	3,982	3,195	4,582
Residential construction loans	2	193	1,264	1,403
Consumer loans	12	28	88	103

Total NPAs by Categories	$22,788	$26,519	$30,592	$36,724

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
     Some indicators of stabilization in both regional economic trends and real estate sales and valuations appeared in late 2009 and early 2010. However, following national trends, local economic activity appeared to slow down during the summer, and significant improvement is not forecast for the balance of 2010 or early 2011. Based on local forecasts, full recovery is likely to occur slowly and over a multi-year period. As such, management believes that classified loans, non-performing assets, and credit losses will likely remain elevated through the remainder of 2010 and 2011, but at levels that are significantly lower than those experienced in 2009 and the first three quarters of 2010. If this holds true, the Company’s allowance for loan losses would likely remain at higher levels than its historical experience prior to 2008 as well. Given market volatility and future uncertainties, as with all forward-looking statements, management cannot assure nor guarantee the accuracy of these future forecasts.
     Management continues to focus its efforts on managing and reducing the level of non-performing assets, classified loans and delinquencies. It uses a variety of analytical tools and an integrated stress testing program involving both qualitative and quantitative modeling to assess the current and projected state of its credit portfolio. The results of this program are integrated with the Company’s capital and liquidity modeling programs to manage and mitigate future risk in these areas as well. In early 2010, the Company contracted with an independent loan review firm to further evaluate and provide independent analysis of our portfolio and make recommendations for portfolio management improvement. In particular, the review quantified and stratified the loans in the Bank’s portfolio based upon layered risk, product type, asset class, loans-to-one borrower, and geographic location. The purpose of the review was to provide an independent assessment of the potential imbedded risks and dollar exposure within the Bank’s loan portfolio. The scope included 1,000 loans representing over 80% of the total loan portfolio and included specific asset evaluations and loss forecasts for the majority of the loan portfolio. The firm employed seasoned financial and commercial lending personnel to complete the individual loan reviews. Based on its evaluation of both external and internal loan review results, management did not believe that it needed to materially alter its 12-month forward loss projections, and results in the nine months since this review have supported management’s perception. Actual loss rates in the first nine months of 2010 have been lower than the amounts forecasted in the independent loan review. Management has and continues to incorporate a number of the recommendations made by the review firm into its ongoing credit management process.
     Other Income. Total other income was $2.8 million, $3.0 million, and $3.1 million for the three months ended September 30, 2010, June 30, 2010, and September 30, 2009, respectively. Total other income was $8.3 million and $9.3 million for the nine months ended September 30, 2010 and 2009, respectively, primarily as a result of a $1.4 million reduction in gains on the sale of investment securities.
     Fees and service charges earned on deposit, trust and investment accounts continue to be the Company’s primary sources of other income. Fees and service charges in the third quarter decreased by $149,000 from the prior quarter and $43,000 from the previous year, as the Company implemented new federal regulations on overdraft charges that came into effect in July 2010. Fees and service charges for the nine-month period ended September 30, 2010 totaled $5.7 million versus $5.5 million for the same period last year, reflecting additional trust, investment services, and debit card income. The Company is implementing new fee structures, and training and marketing programs to further enhance fee income through reduced waivers, increased pricing and additional cross-selling of other services. Amidst a changing regulatory environment, it also continues to evaluate fees for all of its services to identify new opportunities that may arise.
     Loan related fee income increased by $18,000, or 2.9%, for the three months ended September 30, 2010 compared to one year ago as a result of additional servicing income and higher loan origination, commitment and other fees. The Company has restructured its mortgage banking function to enhance origination volume and income, and continues to build its servicing portfolio to improve customer service and provide a more stable source of fee income in the future.
     The Company recognized $206,000 in gains on sales of securities transactions during the third quarter, compared to gains on securities transactions totaling $89,000 in the second quarter of 2010 and $500,000 in the third quarter of 2009. For the nine-month period, gains on sales of securities totaled $349,000 in 2010 versus $1.8 million in the same period of 2009, the credit loss on impaired securities increased from $237,000 in the second quarter of 2010 to $349,000 in the third quarter of 2010. The Company recorded a $198,000 credit loss in the third quarter of 2009 (see Note 2 of the Consolidated Financial Statements for more information on investment securities).
     BOLI income was relatively flat from the prior year as yields were stable and the Company did not purchase or liquidate BOLI assets. Other non-interest income increased $179,000, reflecting higher secured credit card contract income over third quarter 2009 and lower loss on sales of assets in 2010. Income from the secured credit card contract is expected to increase over the next several quarters based on higher pricing, then level off before potentially terminating at the end of 2011. The Company is evaluating various alternatives, including partnering with other card providers, to replace this income source in future years.
     Operating Expenses. Operating expense for the third quarter of 2010 totaled $21.9 million, an increase of $10.6 million from the sequential quarter and an increase of $9.0 million over third quarter 2009. Excluding the goodwill impairment charge of $11.7 million, however, operating expenses totaled $10.3 million for the third quarter of 2010, a $1.0 million, or 9.0% reduction over the prior quarter and $2.7 million, or 20.8% reduction over the third quarter of 2009. Operating expense for the nine months ended September 30, 2010 totaled $44.8 million, an increase of $8.4 million over the same period one year ago. Operating expense excluding the goodwill impairment charge for the nine months ended September 30, 2010 totaled $33.1 million, a decrease of $3.3 million, or 9.1% over the same period one year ago. The decreases from the sequential and prior year quarters reflect lower compensation, OREO operations, and other expenses offset by increased occupancy and FDIC insurance premium expense. The change in operating expenses over the nine-month period reflects lower expenses in virtually all major categories, including compensation expense, OREO operations expense, legal and accounting, fees, occupancy expenses, and service charges offset by the goodwill impairment charge.
     Salaries and employee benefits expense for the nine months ended September 30, 2010 decreased $1.2 million, or 6.9% compared to the same period one year ago. During the first half of this year, the Company implemented a restructuring plan resulting in an 8% reduction in staff by the end of April and continuing reductions since then. Severance costs included $389,000 in the first half of 2010 and an additional $64,000 in the third quarter for a total of $452,000. Future expense savings from the original restructuring are estimated to be approximately $600,000 per quarter, with additional compensation expense savings forecasted. Ongoing efforts to control compensation expense include centralizing and automating additional functions and limiting salary increases and bonuses for executives and officers. At September 30, 2010, full-time-equivalent employees (FTE) totaled 356, compared with 406 at December 31, 2009 and 412 at September 30, 2009. The reductions in compensation and other benefits expense were partially offset by a $160,000, or 106.2% increase in unemployment insurance expense from the first nine months of 2009.
     Occupancy expenses were $5.5 million for the nine months ended September 30, 2010, a 2.1% decrease compared to September 30, 2009. The decrease from last year reflects reduced rent expense and lower hardware, software, and equipment purchasing activity, as previous infrastructure investments have enhanced efficiency and reduced the need for additional purchasing activity. The Company also consolidated administrative functions during the second quarter, which allowed it to terminate leases on two formerly leased properties. Continued centralization and outsourcing efforts are anticipated to bring further improvement to this area in the near future.
     The advertising expense decrease of $236,000 for the nine month period compared to the same period one year ago is a result of reductions in general advertising and media expenses, as the need for broad advertising in the current market has been limited. The $121,000 decrease in fees and service charges for the nine month period ended September 30, 2010 compared to the same period one year ago is primarily comprised of decreases in loan collection, repossession and liquidation expenses, with particularly large reductions in the third quarter of this year versus the prior year comparable quarter. These expenses are expected to decline as the Company’s credit quality continues to improve. Printing, postage and supplies remained static for the nine-month period in comparison to last year’s total, with a $9,000 increase from a year ago. The increase reflected timing of the payment of postage and supply expense during the quarter. Additional outsourcing activities are expected to result in improvements in these areas over the next several months. Legal and accounting fees decreased by $136,000 in comparison to the same nine month period in 2009 as the Company reduced expenditures on outside legal and consulting services related to loan collection and regulatory compliance. Legal fees may continue to remain high, given Company credit resolution efforts and increasing regulatory requirements, but are likely to be offset by lower consulting fees over the near term.
     At $1.4 million, FDIC expense was down $361,000 or 20.0% from the nine months ended September 30, 2009. Higher regular premium costs in 2010 were more than offset by the absence of any special assessments. In September 2009, the Company accrued $475,000 to pay a special assessment to the FDIC to help recapitalize the insurance fund. Given the challenged state of the banking industry, future assessments are likely to remain high, but may be partially offset by improved Company conditions.
     OREO operations, related valuation adjustments and gain/loss on sale of OREO decreased by $127,000 for the nine month period over the same period last year. The reduction was $1.1 million or 66.2% in the third quarter compared to the same period last year, as OREO levels have reduced substantially and property valuation adjustments and losses on sale are significantly lower. OREO expenses and adjustments should continue to decline from the peaks reached in late 2009 as the Company reduces its OREO balances and liquidation activity subsides.
     As noted earlier and in Footnote 5 above, the Company recorded an $11.7 million goodwill impairment for the nine and three months ended September 30, 2010. Other expenses decreased $1.0 million, or 29.0%, for the nine month period over the same period last year, reflecting decreases in telecommunications, computer services, training and travel costs, and expense associated with funding the reserve for unfunded loan commitments. The Company also recorded a $426,000 charge related to the sale of the Sandpoint center in the nine months ended September 30, 2009.
     The Company’s efficiency ratio was 95.8% (excluding the goodwill impairment of $11.7 million) for the nine months ended September 30, 2010, compared to 93.1% for the nine months ended September 30, 2009. However, the quarter by quarter comparison shows continued improvement in this ratio over the past year. The adjusted ratio was 86.6% for the three months ended September 30, 2010, compared to 95.9% for the sequential quarter and 101.5% for the three months ended September 30, 2009. The Company has been and continues to execute strategies to reduce controllable expenses to improve efficiency. However, flat asset growth, net interest margin compression and substantially higher credit-related expenses and FDIC insurance premiums have hampered efficiency gains. With economic conditions likely to remain challenging in the near future, the Company continues to lower its interest expense and is executing additional efficiency and cost-cutting efforts. Management anticipates that as it completes the action plans developed under prior initiatives and undertakes its new plans, the efficiency and expense ratios will improve. Stabilization and improvement in economic conditions in the future should also improve efficiency, as net interest income rebounds and credit-related costs subside.
     Income Tax Provision. Intermountain recorded a federal and state income tax provision of $4.2 million for the three months ended September 30, 2010 and federal and state income tax benefits of $1.9 million and $1.7 million for the three months ended June 30, 2010 and September 30, 2009, respectively. Federal and state income tax benefits totaled $882,000 and $9.1 million for the nine months ended September 30, 2010 and September 30, 2009, respectively. The effective tax rates used to calculate the tax provision or benefit were 20.7%, (43.7%) and (43.2%) for the quarters ended September 30, 2010, June 30, 2010, and September 30, 2009, respectively. The effective tax rates used to calculate the tax benefit were (2.8%) and (40.6%) for the nine months ended September 30, 2010 and September 30, 2009, respectively. Excluding the deferred tax asset valuation charge of $7.4 million, the effective tax rate was (16.1%) and (25.9%) for the three and nine months ended September 30, 2010. In September 2010, due to the uncertainty about Intermountain’s ability to generate taxable income in the near term, Intermountain recorded a valuation allowance of $7.4 million against its deferred tax asset which affected the three and nine month ended September 30, 2010 income tax (provision) benefit. The Company analyzes the deferred tax asset on a quarterly basis and may recapture a portion of this allowance depending on future levels and timing of profitability.
     Intermountain uses an estimate of future earnings and tax planning strategies to determine whether or not the benefit of its net deferred tax asset will be realized. Two different scenarios were developed and the results of the two were probability weighted and averaged together to determine both the need for a valuation allowance and the size of the allowance. In conducting this analysis, management has assumed economic conditions will continue to be very challenging in 2010, followed by gradual improvement in the ensuing years. These assumptions are in line with both national and regional economic forecasts. As such, its estimates include elevated credit losses in 2011, but at lower levels than those experienced in 2009 and 2010, followed by improvement in ensuing years as the economy improves and the Company’s loan portfolio turns over. It also assumes improving net interest margins beginning in late 2011, as it is able to convert some of its cash position to higher yielding instruments, and reductions in operating expenses as credit costs abate and its other cost reduction strategies continue. Based on these estimates, the Company established its valuation allowance for the deferred tax assets at $7.4 million. See Part II — Other Information, Section 1A. Risk Factors.
Financial Position
     Assets. At September 30, 2010, Intermountain’s assets were $991.2 million, down $88.4 million from $1.08 billion at December 31, 2009. During this period, decreases in loans receivable, goodwill and the deferred tax asset were partially offset by increases in investments held to maturity and cash and cash equivalents. Given the challenging economic climate, the Company continues to manage its balance sheet cautiously, limiting asset growth and shifting the mix from loans to more conservative and liquid investments.
     Investments. Intermountain’s investment portfolio at September 30, 2010 was $198.3 million, an increase of $1.3 million from the December 31, 2009 balance of $197.0 million. The increase was primarily due to additional purchases of agency-guaranteed mortgage-backed securities offset by sales and principal paydowns of both unguaranteed and agency-guaranteed mortgage backed securities (“MBS”). The Company also purchased municipal securities during the nine month period ended September 30, 2010. During the nine months ended September 30, 2010, the Company sold $15.3 million in investment securities resulting in a $349,000 net pre-tax gain, and experienced higher prepayments on its MBS related to Fannie Mae and Freddie Mac accelerating its payments on guaranteed mortgages that had defaulted. As of September 30, 2010, the balance of the unrealized loss on investment securities, net of federal income taxes, was $0.7 million, compared to an unrealized loss at December 31, 2009 of $3.4 million. Illiquid markets for some of the Company’s unguaranteed securities produced the unrealized loss for both periods, but was mostly offset in the recent period by unrecognized gains on many of the agency-guaranteed securities.
     The Company currently holds two residential MBS, totaling $10.7 million that are determined to have other than temporary impairments (“OTTI”). In March, 2009, residential mortgage-backed securities included a security comprised of a pool of mortgages with a remaining unpaid principal balance of $4.2 million. In the nine months ended September 30, 2009, due to the lack of an orderly market for the security and the declining national economic and housing market, its fair value was determined to be $2.5 million at that time based on analytical modeling taking into consideration a range of factors normally found in an orderly market. Of the $1.7 million original OTTI on this security, based on an analysis of projected cash flows, $244,000 was charged to earnings as a credit loss and $1.5 million was recognized in other comprehensive income (loss). The Company has recorded additional credit loss impairments totaling $619,000, including $174,000 in the third quarter of 2010. However, the overall estimated market value on the security improved during this time, reducing the net non-credit value impairment to $887,000. In June 2010, the Company identified an additional residential mortgage-backed security comprised of a pool of mortgages with a remaining unpaid principal balance of $7.5 million. In the three months ended June 30, 2010, its fair value was determined to be $6.0 million based on similar analytical modeling. Of the $1.5 million original OTTI on this security, based on an analysis of projected cash flows, $92,000 was charged to earnings as a credit loss for the three months ended June 30, 2010 and $175,000 was charged to earnings as a credit loss for the third quarter, leaving a net non-credit value impairment of $1.3 million at September 30, 2010. At this time, the Company anticipates holding the two securities until their value is recovered or until maturity, and will continue to adjust its net income and other comprehensive income (loss) to reflect potential future credit loss impairments and the security’s market value. The Company calculated the credit loss charges against earnings each quarter by subtracting the estimated present value of future cash flows on the securities from their amortized cost at the end of each period.
     Loans Receivable. At September 30, 2010 net loans receivable totaled $592.6 million, down $63.0 million or 9.6% from $655.6 million at December 31, 2009. During the nine months ended September 30, 2010, total loan originations were $197.2 million compared to $322.0 million for the prior year’s comparable period. The decrease in total loan originations reflects the muted borrowing demand in the Company’s markets. As part of its Powered By Community initiative, the Company continues to market residential and commercial lending programs to help ensure the credit needs of its communities are met. In particular, it is pursuing attractive small and mid-market commercial credits, originating commercial real estate loans to strong borrowers at lower real estate prices, originating mortgage loans to strong borrowers at conservative loan-to-values, diversifying its agricultural portfolio, and expanding its already strong government-guaranteed loan marketing efforts. These efforts have been reasonably successful, but have not been sufficient to offset the substantial and intentional reduction in the Company’s land development and construction portfolios. The Company also recently introduced new SBA and mortgage lending initiatives to spur additional production in its markets, which appear to be gaining some traction.
     The following table sets forth the composition of Intermountain’s loan portfolio at the dates indicated. Loan balances exclude deferred loan origination costs and fees and allowances for loan losses.

	September 30, 2010		December 31, 2009
	Amount	%	Amount	%
	(Dollars in thousands)
Commercial loans	$132,608	21.85	$131,562	19.57
Commercial real estate loans	175,993	29.00	172,726	25.69
Commercial construction loans	22,051	3.63	45,581	6.78
Land and land development loans	67,846	11.18	88,604	13.18
Agriculture loans	93,786	15.45	110,256	16.40
Multifamily loans	27,048	4.46	18,067	2.69
Residential real estate loans	62,482	10.29	65,544	9.75
Residential construction loans	4,994	0.82	16,626	2.47
Consumer loans	14,810	2.44	18,287	2.72
Municipal loans	5,298	0.88	5,061	0.75

Total loans	606,916	100.00	672,314	100.00

Allowance for loan losses	(14,334)		(16,608)
Deferred loan fees, net of direct origination costs	16		(104)

Loans receivable, net	$592,598		$655,602

Weighted average interest rate	6.13%		6.15%

     As a result of the Company’s continued efforts to reduce construction and land development exposure, these loan categories declined an additional $55.9 million during the first nine months of 2010. They now represent 15.6% of the Company’s total loan portfolio and only about 34% of the peak exposure in 2007, based on dollar volumes. Commercial real estate loans increased slightly, largely as a result of the conversion of commercial construction loans into term notes. Decreasing agricultural loans reflected very strong agricultural markets, reducing the need for farmers to borrow and allowing them to pay down additional debt. Most other categories were unchanged or slightly lower, continuing to reflect slow economic conditions.
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
     The commercial portfolio is also diversified by industry with a variety of small business customers that have held up relatively well during this economic downturn. As slow economic conditions continue, however, the Company has experienced a moderate increase in stress in this portfolio, including the large chargeoff on a commercial borrower discussed in the “Provision for Loan Losses” section above. Most of the commercial credits are smaller, however, and Intermountain carries a higher proportion of SBA and USDA guaranteed loans than many of its peers, reducing the overall risk in this portfolio.
     Most agricultural markets continue to perform very well, and the Company has very limited exposure to the severely impacted dairy market. In fact, the sector has performed so well that many of its best borrowing customers are using excess cash generated over the past couple of years to reduce their overall borrowing position. Intermountain has also experienced challenges with a couple of larger cattle operations, and moved aggressively to resolve or liquidate these credits.
     The residential and consumer portfolios consist primarily of first and second mortgage loans, unsecured loans to individuals, and auto, boat and RV loans. These portfolios have performed well with limited delinquencies and defaults. These loans have generally been underwritten with relatively conservative loan to values, reasonable debt-to-income ratios and required income verification.
     High unemployment and decreased asset values continue to challenge Intermountain’s customers and its loan portfolios. However it appears that economic conditions may be stabilizing in most of the Company’s markets, and management believes that its underwriting standards and aggressive identification and management of credit problems are having a positive impact on its credit portfolios. Losses are likely to remain elevated in 2011, but at lower levels than in 2009 and 2010, with continued improvement in subsequent years.
Geographic Distribution
     As of September 30, 2010, the Bank’s loan portfolio by loan type and geographical market area was:

				E. Oregon,			% of Loan
	North Idaho —	Magic	Greater	SW Idaho,			type to
	Eastern	Valley	Boise	excluding			total
Loan Portfolio by Location	Washington	Idaho	Area	Boise	Other	Total	loans
	(Dollars in thousands)
Commercial loans	$84,687	$11,043	$13,478	$20,944	$2,456	$132,608	21.8%
Commercial real estate loans	117,088	15,270	17,101	16,851	9,682	175,992	29.0%
Commercial construction loans	9,825	2,287	8,143	1,198	597	22,050	3.6%
Land and land development loans	50,570	4,578	7,642	2,376	2,681	67,847	11.2%
Agriculture loans	1,699	9,010	19,663	61,258	2,157	93,787	15.5%
Multifamily loans	18,657	—	843	—	7,548	27,048	4.5%
Residential real estate loans	40,648	6,087	4,155	7,790	3,803	62,483	10.3%
Residential construction loans	3,623	228	242	901	—	4,994	0.8%
Consumer loans	8,011	1,677	1,209	3,355	557	14,809	2.4%
Municipal loans	5,212	86	—	—	—	5,298	0.9%

Total	$340,020	$50,266	$72,476	$114,673	$29,481	$606,916	100.0%

Percent of total loans in geographic area	56.02%	8.28%	11.94%	18.89%	4.87%	100.00%
Percent of total loans where real estate is the primary collateral	70.80%	62.52%	55.78%	39.04%	83.33%	62.93%
     As illustrated, 75% of the Company’s loans are in north Idaho, eastern Washington and southwest Idaho outside the Boise area. Although economic trends and real estate valuations have worsened in these market areas, portfolio loss rates have been less significant than in the Boise area or other areas of the country. This reflects the differing economies in these areas, generally more conservative lending and borrowing norms, longer-term customers, and more restrained building and development activity. In particular, large national and regional developers and builders did not enter and subsequently exit these markets. The southwest Idaho and Magic Valley markets are largely agricultural areas which have not seen levels of price appreciation or depreciation as steep as other areas over the last few years. Through aggressive loan workout efforts, the Company has reduced its exposure to the Boise market significantly, particularly its residential construction and land development loans in this area. The “Other” category noted above largely represents loans made to local borrowers where the collateral is located outside the Company’s communities. The mix in this category is relatively diverse, with the highest proportions in Oregon, Washington, California, Nevada and Wyoming, but no single state comprising more than 32% of this total or 1.5% of the total loan portfolio.
     Participation loans where Intermountain purchased part of the loan and was not the lead bank totaled $19.0 million at September 30, 2010. $7.1 million of the total is a condominium project in Boise that is currently classified, but is being managed very closely, and for which no loss is expected. The remaining loans are all within the Company’s footprint and management believes they do not present significant risk at this time.
     The following table sets forth the composition of Intermountain’s loan originations for the periods indicated.

	Three months ended			Nine months ended
	September 30,			September 30,
	2010	2009	% Change	2010	2009	% Change
	(Dollars in thousands)
Commercial loans	$21,600	$37,187	(41.9)	$101,638	$123,843	(17.9)
Commercial real estate loans	14,832	46,432	(68.1)	50,558	97,497	(48.1)
Residential real estate loans	13,623	25,697	(47.0)	38,656	92,524	(58.2)
Consumer loans	2,893	2,196	31.7	5,240	7,113	(26.3)
Municipal loans	262	336	(22.2)	1,095	1,033	6.1

Total loans originated	$53,210	$111,848	(54.4)	$197,187	$322,010	(38.8)

     2010 origination results reflect reasonable demand in commercial loans, but reductions in most other areas. The commercial and residential real estate reductions, which include construction activity, reflect a combination of minimal loan demand for these types of loans and tight underwriting conditions. Potential borrowers remain very cautious about pursuing new real estate purchase, expansion or construction activities. The Company anticipates commercial, commercial real estate and residential real estate origination activity to slowly increase as the economy improves, borrowing demand returns, and customers from distressed banks seek new credit from Intermountain. Residential construction and land development originations are likely to remain constricted, given a substantial backlog of properties in its markets.
     Office Properties and Equipment. Office properties and equipment decreased 3.6% to $40.9 million at September 30, 2010 from year end as a result of depreciation recorded for the nine months ended September 30, 2010. Reflecting efficiencies gained from prior infrastructure investments, the Company has been able to reduce its recent hardware, software and equipment purchases.
     Other Real Estate Owned. Other real estate owned decreased by $5.1 million, or 44.3% to $6.4 million at September 30, 2010 from December 31, 2009. The Company sold 60 properties totaling $9.4 million during the nine months ended September 30, 2010 and had 37 properties in the OREO portfolio at September 30, 2010, down from 49 properties at December 31, 2009. One property comprises $2.0 million, or 31.1% of the total OREO. The Company continues to actively market and liquidate its OREO properties and anticipates further reduction in the total in the future.
Other Real Estate Owned Activity

	2010	2009
	(Dollars in thousands)
Balance, beginning of period, January 1	$11,538	$4,541
Additions to OREO	6,581	15,004
Proceeds from sale of OREO	(9,400)	(2,838)
Valuation Adjustments in the period(1)	(2,295)	(2,312)

Balance, end of period, September 30	$6,424	$14,395

(1)	Amount includes chargedowns and gains/losses on sale of OREO
     Intangible Assets. Intangible assets decreased as a result of the $11.7 million goodwill impairment recorded in the quarter ended

September 30 2010 and the continuing amortization of the core deposit intangible. As discussed above in the Critical Accounting Policies section, the Company concluded there was a triggering event that occurred in the quarter ended September 30, 2010 which required a goodwill evaluation as of September 30, 2010. The Company determined that there was full goodwill impairment at September 30, 2010.
     BOLI and All Other Assets. Bank-owned life insurance (“BOLI”) and other assets decreased to $38.0 million at September 30, 2010 from $46.4 million at December 31, 2009. The decrease was primarily due to decreases in the net deferred tax asset and income tax receivable as the Company recorded a $7.4 million deferred tax asset valuation in the third quarter and received tax refunds on net operating loss carrybacks earlier in the year.
     Deposits. Total deposits decreased $30.8 million to $788.5 million at September 30, 2010 from $819.3 million at December 31, 2009, reflecting small decreases in transaction accounts and intentional runoff in brokered and jumbo certificates of deposit (“CDs”). The Company did not aggressively seek to grow its deposit base during this period as opportunities to invest the funds remain limited. It focused instead on increasing the percentage of relationship customers and lowering its cost of funds. In addition, it appears that more of the Company’s customers are using excess funds to aggressively pay down debt than in the past. Overall, transaction account deposits comprised 63.6% of total deposits at September 30, 2010, up from 58.9% a year ago, and 61% at year end, 2009. Brokered CDs declined $13.5 million during the nine months ended September 30, 2010, and $35.2 million in the past 12 months.
     The following table sets forth the composition of Intermountain’s deposits at the dates indicated.

	September 30, 2010		December 31, 2009
	Amount	%	Amount	%
	(Dollars in thousands)
Non-interest bearing demand accounts	$163,597	20.8	$168,244	20.5
NOW and money market 0.0% to 4.65%	337,523	42.8	340,070	41.5
Savings and IRA 0.0% to 5.75%	75,772	9.6	77,623	9.5
Certificate of deposit accounts (CDs)	80,779	10.2	86,381	10.6
Jumbo CDs	77,600	9.8	82,249	10.0
Brokered CDs	40,899	5.2	54,428	6.6
CDARS CDs to local customers	12,334	1.6	10,326	1.3

Total deposits	$788,504	100.0	$819,321	100.0

Weighted average interest rate on certificates of deposit		1.75%		2.52%
Core Deposits as a percentage of total deposits (1)		82.8%		81.6%
Deposits generated from the Company’s market area as a % of total deposits		94.8%		93.4%

(1)	Core deposits consist of non-interest bearing checking, money market checking, savings accounts, and certificate of deposit accounts of less than $100,000 (excluding public deposits).
     The Company’s strong local, core funding base, high percentage of checking, money market and savings balances and careful management of its brokered CD funding provide lower-cost, more reliable funding to the Company than most of its peers and add to the liquidity strength of the Bank. Maintaining the local funding base at a reasonable cost remains a critical priority for the Company’s management and production staff. The Company uses a combination of proactive branch staff efforts and a dedicated team of deposit sales specialists to target and grow low-cost deposit balances. It emphasizes personalized service, local community involvement and targeted campaigns to generate deposits, rather than media campaigns or advertised rate specials. The introduction of new sales platform technology, web-banking enhancements, and social networking capabilities in 2010 should spur additional low cost deposit growth when the Company needs it in the future.
     Deposits by location are as follows (dollars in thousands):

	September 30,	% of total	December 31,	% of total	September 30,	% of total
Deposits by Location	2010	deposits	2009	deposits	2009	deposits
North Idaho — Eastern Washington	$379,133	48.1	$402,620	49.1	$383,826	45.8
Magic Valley Idaho	68,842	8.7	69,430	8.5	67,480	8.0
Greater Boise Area	80,107	10.2	77,291	9.4	70,371	8.4
Southwest Idaho — Oregon, excluding Boise	163,718	20.7	158,919	19.4	158,511	18.9
Administration, Secured Savings	96,704	12.3	111,061	13.6	158,477	18.9

Total	$788,504	100.0	$819,321	100.0	$838,665	100.0

     The Company attempts to, and has been successful in balancing loan and deposit growth in each of the market areas it serves. While northern Idaho and eastern Washington deposits currently exceed those in the Company’s southern Idaho and eastern Oregon markets, deposits in these newer markets have been growing rapidly over the past few years. The Company’s deposit market share has grown significantly over the past ten years, and it now ranks second in overall market share in its core markets. Intermountain is the deposit market share leader in five of the eleven counties in which it operates.
     Borrowings. Deposit accounts are Intermountain’s primary source of funds. Intermountain also relies upon advances from the Federal Home Loan Bank of Seattle, repurchase agreements and other borrowings to supplement its funding, reduce its overall cost of funds, and to meet deposit withdrawal requirements. These borrowings totaled $131.3 million and $160.8 million at September 30, 2010 and December 31, 2009, respectively. The third quarter balance consisted of $34.0 million in advances from the FHLB, $80.8 million in repurchase agreements, mostly to local municipal customers as part of strong customer relationships, and $16.5 million in trust preferred securities. The third quarter decrease resulted from repaying $15.0 million in FHLB advances and normal seasonal decreases in repurchase agreements, as these customers utilized previously deposited tax receipts.
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
     As discussed above, Intermountain uses a simulation model designed to measure the sensitivity of net interest income and net income to changes in interest rates. This simulation model is designed to enable Intermountain to generate a forecast of net interest income and net income given various interest rate forecasts and alternative strategies. The model is also designed to measure the anticipated impact that prepayment risk, basis risk, customer maturity preferences, volumes of new business and changes in the relationship between long-term and short-term interest rates have on the performance of Intermountain. The results of modeling indicate that the estimated impact of changing rates on net interest income in a 100 and 300 basis point upward adjustment and a 100 basis point downward adjustment in market interest rates are within the guidelines established by management. While the impacts on net income of upward 100 and downward 100 basis point market rate adjustments are also within the established guidelines, the net income increase in a 300 basis point upward adjustment is above the guidelines. Because the results indicate improvements in net interest income and net income in these scenarios, it perceives its current level of interest rate risk as moderate. The scenario analysis for net income has been impacted by the unusual current year operating results of the Company, which increases the impact of upward adjustments.
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
     Deposits decreased to $788.5 million at September 30, 2010 from $819.3 million at December 31, 2009, with the largest decreases in brokered CDs, and retail CDs. Decreases in loan balances offset the largely planned reduction in deposits and the seasonal decrease in repurchase agreements, resulting in an increase of $3.5 million in the Company’s cash position at September 30, 2010 from year end, 2009.
     During the nine months ended September 30, 2010, cash provided by investing activities consisted primarily of the decrease in loans receivable and principal payments of available-for-sale investment securities offset by the purchase of additional available-for-sale investment and held-to-maturity securities. During the same period, cash used by financing activities consisted primarily of decreases in demand, money market, savings accounts, certificates of deposits and repurchase agreements.
     Securities sold subject to repurchase agreement totaled $80.8 million at September 30, 2010. These borrowings are required to be collateralized by investments with a market value exceeding the face value of the borrowings. Under certain circumstances, Intermountain could be required to pledge additional securities or reduce the borrowings.
     Intermountain’s credit line with FHLB Seattle provides for borrowings up to a percentage of its total assets subject to general collateralization requirements. At September 30, 2010, the Company’s FHLB Seattle credit line represented a total borrowing capacity of approximately $121.1 million, of which $36.6 million was being utilized. Additional collateralized funding availability at the Federal Reserve totaled $24.7 million. Both of these collateral secured lines could be expanded more with the placement of additional collateral. Overnight-unsecured borrowing lines have been established at US Bank and Pacific Coast Bankers Bank (“PCBB”). At September 30, 2010, the Company had approximately $35.0 million of overnight funding available from its unsecured correspondent banking sources. In addition, up to $1.0 million in funding is available on a semiannual basis from the State of Idaho in the form of negotiated certificates of deposit.
     Intermountain maintains an active liquidity monitoring and management plan, and has worked aggressively over the past several years to expand its sources of alternative liquidity. Given continuing volatile economic conditions, the Company has taken additional protective measures to enhance liquidity, including intensive customer education and communication efforts, movement of funds into highly liquid assets and increased emphasis on local deposit-gathering efforts. Because of its relatively low reliance on non-core funding sources and the additional efforts undertaken to improve liquidity discussed above, management believes that the Company’s current liquidity risk is moderate and manageable.
     Management continues to monitor its liquidity position carefully and conducts periodic stress tests to evaluate future potential liquidity concerns. It has established contingency plans for potential liquidity shortfalls. Longer term, the Company intends to fund asset growth primarily with core deposit growth, and it has initiated a number of organizational changes and programs to spur this growth when needed.

     Liquidity for the parent Company depends substantially on dividends from the Bank. As discussed more fully in “Risk Factors”, the Bank is currently prohibited from paying dividends to the parent Company without prior regulatory approval. The other primary sources of liquidity for the Parent Company are capital or borrowings. With the suspension of payments on our trust preferred securities and preferred stock, management projects the parent Company’s cash needs to be approximately $500,000 on an annualized basis, and that current resources will be sufficient to meet the parent Company’s projected liabilities at least through January 2011. Management would expect to satisfy any liquidity needs through borrowings or offerings of equity securities.
Capital Resources
     Intermountain’s total stockholders’ equity was $60.3 million at September 30, 2010, compared with $88.6 million at December 31, 2009. The decrease in total stockholders’ equity was primarily due to the net loss for the nine months ended September 30, 2010, and preferred stock dividends, partially offset by a small decrease in the unrealized loss on the investment portfolio. Stockholders’ equity was 6.1% of total assets at September 30, 2010 and 8.2% at December 31, 2009. Tangible stockholders’ equity as a percentage of tangible assets was 6.1% for September 30, 2010 and 7.2% for December 31, 2009. Tangible common equity as a percentage of tangible assets was 3.5% for September 30, 2010 and 4.8% for December 31, 2009.
     At September 30, 2010, Intermountain had unrealized losses of $677,000, net of related income taxes, on investments classified as available-for-sale and $501,000 in unrealized losses on cash flow hedges, net of related income taxes, as compared to unrealized losses of $4.2 million, net of related income taxes, on investments classified as available-for-sale and $678,000 unrealized losses on cash flow hedges at December 31, 2009. Improvements in market valuations for many of its agency-guaranteed securities and some of the Company’s private mortgage backed securities produced the improvement since year end, although illiquid markets for some of these securities continue to produce the overall unrealized loss. Fluctuations in prevailing interest rates and turmoil in global debt markets continue to cause volatility in this component of accumulated comprehensive loss in stockholders’ equity and may continue to do so in future periods.
     On December 19, 2008, the Company entered into a definitive agreement with the U.S. Treasury. Pursuant to this Agreement, the Company sold 27,000 shares of Preferred Stock, no par value, having a liquidation amount equal to $1,000 per share, including a warrant (“The Warrant”) to purchase 653,226 shares of the Company’s common stock, no par value, to the U.S. Treasury. The Warrant has a 10-year term and has an exercise price, subject to anti-dilution adjustments, equal to $6.20 per share of common stock.
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
     Intermountain issued and has outstanding $16.5 million of Trust Preferred Securities. The indenture governing the Trust Preferred Securities limits the ability of Intermountain under certain circumstances to pay dividends or to make other capital distributions. The Trust Preferred Securities are treated as debt of Intermountain. These Trust Preferred Securities can be called for redemption beginning in March 2008 by the Company at 100% of the aggregate principal plus accrued and unpaid interest. See Note 7 of “Notes to Consolidated Financial Statements.”
     Intermountain and the Bank are required by applicable regulations to maintain certain minimum capital levels and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier I capital to average assets. Intermountain and the Bank plan to maintain their capital resources and regulatory capital ratios through the retention of earnings and the management of the level and mix of assets, and management is also exploring other opportunities to enhance capital levels. At September 30, 2010, Intermountain exceeded the minimum published regulatory capital requirements to be considered “well-capitalized” pursuant to Federal Financial Institutions Examination Council “FFIEC” regulations. However, the Bank executed an informal agreement with its primary regulators in the first quarter of 2010 which among other conditions, requires the Bank to increase its capital by $30 million by June 16, 2010 and maintain a 10% Tier 1 capital to average assets ratio. Although the Company was not able to meet the capital requirement by the June 16, 2010 deadline, management has taken significant steps to satisfy this condition of the agreement, including seeking and obtaining stockholder approval to increase the Company’s authorized common stock to facilitate raising capital and devoting substantial time and resources to pursuing capital opportunities. Management is continuing to pursue alternatives to meet these capital requirements, although there can be no assurance that it will be successful in doing so.

     The following tables set forth the amounts and ratios regarding actual and minimum published core Tier 1 risk-based and total risk-based capital requirements, together with the published amounts and ratios required in order to meet the definition of a “well-capitalized” institution as reported on the quarterly Federal Financial Institutions Examination Council “FFIEC” call report at September 30, 2010.

					Well-Capitalized
	Actual		Capital Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets):
The Company	$78,554	11.04%	$56,921	8%	$71,151	10%
Panhandle State Bank	82,106	11.54%	56,922	8%	71,153	10%
Tier I capital (to risk-weighted assets):
The Company	69,593	9.78%	28,460	4%	42,691	6%
Panhandle State Bank	73,145	10.28%	28,461	4%	42,692	6%
Tier I capital (to average assets):
The Company	69,593	6.78%	41,031	4%	51,289	5%
Panhandle State Bank	73,145	7.14%	40,993	4%	51,241	5%
     Reflecting the Company’s ongoing strategy to prudently manage through the current economic cycle, the decision to maximize equity and liquidity at the Bank level has correspondingly reduced cash available at the parent Company. Consequently, to conserve liquid assets, in December 2009 the Company decided to defer regularly scheduled interest payments on its outstanding Junior Subordinated Debentures related to its Trust Preferred Securities (“TRUPS Debentures”), and regular quarterly cash dividend payments on its preferred stock held by the U.S. Treasury. The Company is permitted to defer payments of interest on the TRUPS Debentures for up to 20 consecutive quarterly periods without default. During the deferral period, the Company may not pay any dividends or distributions on, or redeem, purchase or acquire, or make a liquidation payment with respect to the Company’s capital stock, or make any payment of principal or interest on, or repay, repurchase or redeem any debt securities of the Company that rank equally or junior to the TRUPS Debentures. Under the terms of the preferred stock, if the Company does not pay dividends for six quarterly dividend periods (whether or not consecutive), Treasury would be entitled to appoint two members to the Company’s board of directors. Deferred payments compound for both the TRUPS Debentures and preferred stock. Although these expenses will be accrued on the consolidated income statements for the Company, deferring these interest and dividend payments will preserve approximately $477,000 per quarter in cash for the Company.
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
Tabular Disclosure of Contractual Obligations
     The following table represents the Company’s on-and-off balance sheet aggregate contractual obligations to make future payments as of September 30, 2010.

	Payments Due by Period
		Less than	1 to	Over 3 to	More than
	Total	1 Year	3 Years	5 Years	5 Years
			(in thousands)
Long-term debt(1)	$90,039	$1,208	$56,898	$5,253	$26,680
Short-term debt	55,828	55,828	—	—	—
Capital lease obligations	59	59	—	—	—
Operating lease obligations(2)	13,987	1,038	1,787	1,578	9,584
Direct financing obligations(3)	35,360	1,635	3,270	3,352	27,103

Total	$195,273	$59,768	$61,955	$10,183	$63,367

(1)	Includes interest payments related to long-term debt agreements.

(2)	Excludes recurring accounts payable, accrued expenses and other liabilities, repurchase agreements and customer deposits, all of which are recorded on the registrant’s balance sheet. See Notes 4 and 5 of Notes to Consolidated Financial Statements.

(3)	Sandpoint Center Building lease payments related to direct financing transaction executed in August 2009.

New Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2009-16, “Accounting for Transfers of Financial Assets.” This standard removes the concept of qualifying special-purpose entities as an accounting criteria that had provided an exception to consolidation, provided additional guidance on requirements for consolidation, and is an update to codification topic 860. This guidance became effective for Intermountain on January 1, 2010, and did not have a material impact on its consolidated financial statements.
In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures.” This guidance is related to implementation of fair value measurement disclosures. This update to the codification topic 820 specifically addresses: 1) transfers between levels 1, 2 and 3 of the fair value hierarchy; 2) level of disaggregation of derivative contracts for fair value measurement disclosures; and 3) disclosures about fair value measurement inputs and valuation techniques. This guidance became effective for the Company on March 31, 2010, and did not have a material impact on its consolidated financial statements.
In February 2010, the FASB issued ASU 2010-09, “Amendments to Certain Recognition and Disclosure Requirements,” that standardizes accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued, and was an update to codification topic 855. As a public reporting company, Intermountain is required to evaluate subsequent events through the date its financial statements are issued. The adoption of these rules did not have a material impact on the Company’s consolidated financial statements.
In April 2010, the FASB issued ASU 2010-18, “Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset.” This update addresses modifications of loans that are accounted for within a pool by specifying that a troubled debt restructuring would not result in the removal of those loans from the pool for impairment analysis purposes. This guidance will be effective for Intermountain as of September 30, 2010. Intermountain does not currently have any loans for which this guidance would be applicable.
In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This update amends codification topic 310 on receivables to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. This guidance is being phased in, with the new disclosure requirements for period end balances effective as of December 31, 2010, and the new disclosure requirements for activity during the reporting period are effective March 31, 2011.
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
•	further deterioration in economic conditions that could result in increased loan and lease losses;

•	risks associated with concentrations in real estate-related loans;

•	declines in real estate values supporting loan collateral;

•	our ability to comply with the requirements of regulatory orders issued to us and/or our banking subsidiary;

•	our ability to raise capital or incur debt on reasonable terms;

•	regulatory limits on our subsidiary bank’s ability to pay dividends to the Company;

•	applicable laws and regulations and legislative or regulatory changes, including the ultimate financial and operational burden of the recently enacted financial regulatory reform legislation and related regulations;

•	inflation and interest rate levels, and market and monetary fluctuations;

•	the risks associated with lending and potential adverse changes in credit quality;

•	changes in market interest rates and spreads, which could adversely affect our net interest income and profitability;

•	increased delinquency rates;

•	trade, monetary and fiscal policies and laws, including interest rate and income tax policies of the federal government;

•	the timely development and acceptance of new products and services of Intermountain;

•	the willingness of customers to substitute competitors’ products and services for Intermountain’s products and services;

•	technological and management changes;

•	our ability to recruit and retain key management and staff;

•	changes in estimates and assumptions used in financial accounting;

•	the Company’s critical accounting policies and the implementation of such policies;

•	growth and acquisition strategies;

•	lower-than-expected revenue or cost savings or other issues in connection with mergers and acquisitions;

•	changes in consumer spending, saving and borrowing habits;

•	the strength of the United States economy in general and the strength of the local economies in which Intermountain conducts its operations;

•	our ability to attract new deposits and loans and leases;

•	competitive market pricing factors;

•	stability of funding sources and continued availability of borrowings;

•	Intermountain’s success in gaining regulatory approvals, when required;

•	results of regulatory examinations that could restrict growth;

•	future legislative or administrative changes to the Troubled Asset Relief Program (“TARP”) Capital Purchase Program; and

•	the impact of EESA and ARRA and related rules and regulations on our business operations and competitiveness, including the impact of executive compensation restrictions, which may affect our ability to retain and recruit executives in competition with other firms who do not operate under those restrictions; and

•	Intermountain’s success at managing the risks involved in the foregoing.
     Please take into account that forward-looking statements speak only as of the date of this report. We do not undertake any obligation to publicly correct or update any forward-looking statement whether as a result of new information, future events or otherwise.
Item 3 — Quantitative and Qualitative Disclosures About Market Risk
There have not been any material changes to the information set forth under the caption “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
Item 4 — Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures: Intermountain’s management, with the participation of Intermountain’s principal executive officer and principal financial officer, has evaluated the effectiveness of Intermountain’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, Intermountain principal executive officer and principal financial officer have concluded that, as of the end of such period, Intermountain’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by Intermountain in the reports that it files or submits under the Exchange Act.
(b) Changes in Internal Control over Financial Reporting: In the three months ended September 30, 2010, there were no changes in Intermountain’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, Intermountain’s internal control over financial reporting.
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
The continued challenging economic environment could have a material adverse effect on our future results of operations or market price of our stock.
     The national economy, and the financial services sector in particular, are still facing significant challenges. Substantially all of our loans are to businesses and individuals in northern, southwestern and south central Idaho, eastern Washington and southwestern Oregon, markets facing many of the same challenges as the national economy, including elevated unemployment and declines in commercial and residential real estate. Although some economic indicators are improving both nationally and in the markets we serve, unemployment remains high and there remains substantial uncertainty regarding when and how strongly a sustained economic recovery will occur. A further deterioration in economic conditions in the nation as a whole or in the markets we serve could result in the following consequences, any of which could have an adverse impact, which may be material, on our business, financial condition, results of operations and prospects, and could also cause the market price of our stock to decline:
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
     In the current economic environment, we believe it is prudent to consider alternatives for raising capital when opportunities to raise capital at attractive prices present themselves, in order to further strengthen our capital and better position ourselves to take advantage of opportunities that may arise in the future. In addition, as noted above, we have entered into an informal agreement with our primary regulators to increase capital levels at the Bank. Alternatives for raising capital may include issuance and sale of common or preferred stock, trust preferred securities, or borrowings by the Company, with proceeds contributed to the Bank. Our ability to raise additional capital will depend on, among other things, conditions in the capital markets at the time, which are outside of our control, and our financial performance. We cannot assure you that such capital will be available to us on acceptable terms or not at all. Any such capital raising alternatives could dilute the holders of our outstanding common stock and may adversely affect the market price of our common stock.
We incurred a significant loss over the last fiscal year and losses may continue in the future.
     During the nine months ended September 30, 2010 we incurred a net loss applicable to common stockholders of $32.4 million, or a loss of $3.86 per share primarily due to a $11.7 million goodwill impairment charge, a $7.4 deferred tax asset valuation allowance and a $21.8 million provision for loan losses. During the 2009 fiscal year, we incurred a net loss applicable to common stockholders of

$23.6 million, or a loss of $2.82 per common share, primarily due to a $36.3 million expense for the provision for credit losses and $5.4 million in OREO expenses and chargedowns. In light of the current economic environment, significant additional provisions for credit losses may be necessary to supplement the allowance for loan and lease losses in the future. As a result, we may incur significant credit costs, including legal and related collection expenses, throughout the remainder of this year and 2011, which would continue to have an adverse impact on our financial condition and results of operations and the market price of our common stock. Additional credit losses or impairment charges could cause us to incur a net loss in the future and could adversely affect the price of, and market for, our common stock.
Concentration in real estate loans and the deterioration in the real estate markets we serve could require material increases in our allowance for loan losses and adversely affect our financial condition and results of operations.
     The current economic downturn and sluggish recovery is significantly affecting our market area. At September 30, 2010, 62.9% of our loans were secured with real estate as the primary collateral. Further deterioration or a slow recovery in the local economies we serve could have a material adverse effect on our business, financial condition and results of operations due to a weakening of our borrowers’ ability to repay these loans and a decline in the value of the collateral securing them. Our ability to recover on these loans by selling or disposing of the underlying real estate collateral is adversely impacted by declining real estate values, which increases the likelihood we will suffer losses on defaulted loans secured by real estate beyond the amounts provided for in the allowance for loan losses. This, in turn, could require material increases in our allowance for loan losses and adversely affect our financial condition and results of operations, perhaps materially.
Non-performing assets take significant time to resolve and adversely affect our results of operations and financial condition.
     At September 30, 2010, our non-performing loans (which consist of non-accrual loans and loans that are 90 days or more past due) were 2.8% of the loan portfolio. At September 30, 2010, our non-performing assets (which also include OREO) were 2.3% of total assets. These levels of non-performing loans and assets are at elevated levels compared to historical norms. Non-performing loans and assets adversely affect us in a variety of ways. Until economic and market conditions improve, we may expect to continue to incur losses relating to elevated levels of non-performing assets. We do not record interest income on non-accrual loans, thereby adversely affecting our net interest income and increasing loan administration costs. When we receive collateral through foreclosures and similar proceedings, we are required to mark the related loan to the then fair market value of the collateral, which may ultimately result in a loss. An increase in the level of non-performing assets also increases our risk profile and may impact the capital levels our regulators believe are appropriate in light of such risks. We utilize various techniques such as loan sales, workouts and restructurings to manage our problem assets. Decreases in the value of these problem assets, the underlying collateral, or in the borrowers’ performance or financial condition, could adversely affect our business, results of operations and financial condition, perhaps materially. In addition, the resolution of non-performing assets requires significant commitments of time from management and staff, which can be detrimental to the performance of their other responsibilities. There can be no assurance that we will not experience increases in non-performing loans and assets in the future.
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
     In this regard, we have suspended payments on our trust preferred securities and Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Preferred Stock”). In the event that we fail to pay dividends on the Preferred Stock for a total of at least six quarterly dividend periods (whether or not consecutive), the U.S. Treasury will have the right to appoint two directors to our board of directors until all accrued but unpaid dividends have been paid. If we do not make payments on our trust preferred securities for over 20 consecutive quarters, we could be in default under those securities.
     With the suspension of payments on our trust preferred securities and preferred stock, management projects the parent Company’s cash needs to be approximately $500,000 on an annualized basis, and that current resources will be sufficient to meet the parent Company’s projected liabilities at least through January 2011. Management would expect to satisfy any liquidity needs through borrowings or offerings of equity securities, although there can be no assurance as to the availability or terms of such borrowings or equity capital.
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
     The FDIC recently adopted a new deposit insurance fund restoration plan to ensure that the fund reserve ratio reaches 1.35 percent by September 30, 2020, as required by financial reform legislation passed in 2010.
     The FDIC has required insured institutions to prepay estimated quarterly risk-based assessments beginning in the fourth quarter of 2009 and for 2010, 2011 and 2012. Intermountain’s prepayment of $7.0 million was collected on December 30, 2009, and is being accounted for as a prepaid expense amortized over the prepayment period. In 2009, the FDIC also adopted a final rule revising its risk-based assessment system, which became effective April 1, 2009. The changes to the assessment system involve adjustments to the risk-based calculation of an institution’s unsecured debt, secured liabilities and brokered deposits.
     In 2009 the FDIC also imposed a special deposit insurance assessment of five basis points on all insured institutions. Based on our September 30, 2009 assets subject to the FDIC assessment, the assessment was $475,000. The special assessment was in addition to the regular quarterly risk-based assessment.
     Despite the FDIC’s recently adopted plan to restore the deposit insurance fund, the fund may suffer losses in the future due to additional bank failures. There can be no assurance that there will not be additional significant deposit insurance premium increases, special assessments or prepayments in order to restore the insurance fund’s reserve ratio. Any significant premium increases or special assessments could have a material adverse effect on our financial condition and results of operations.
We may be required, in the future, to recognize impairment with respect to investment securities, including the FHLB stock we hold.
     Our securities portfolio contains whole loan private mortgage-backed securities and currently includes securities with unrecognized losses. The recent national downturn in real estate markets and elevated mortgage delinquency and foreclosure rates have increased credit losses in the portfolio of loans underlying these securities and resulted in substantial discounts in their market values. While these trends appear to have stabilized, any further deterioration in the loans underlying these securities and resulting market discounts could lead to other-than-temporary impairment in the value of these investments. We evaluate the securities portfolio for any other-than-temporary impairment each reporting period, as required by generally accepted accounting principles, and as of September 30, 2010, two securities had been determined to be other than temporarily impaired, with the impairment totaling $3.2 million. Of this $3.2 million, $0.5 million was recognized as a credit loss through the Company’s income statement for the twelve months ended December 31, 2009. For the nine months ended September 30, 2010 an additional $0.61 million was recorded as a credit loss through the Company’s income statement. The remaining $2.3 million was reported as part of the Company’s other comprehensive income (loss) on the balance sheet. There can be no assurance that future evaluations of the securities portfolio will not require us to recognize additional impairment charges with respect to these and other holdings.
     In addition, as a condition to membership in the Federal Home Loan Bank of Seattle (“FHLB”), we are required to purchase and hold a certain amount of FHLB stock. Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB. At September 30, 2010, we had stock in the FHLB of Seattle totaling $2.3 million. The FHLB stock held by us is carried at cost and is subject to recoverability testing under applicable accounting standards. The FHLB has discontinued the repurchase of its stock and discontinued the distribution of dividends. As of September 30, 2010, we did not recognize an impairment charge related to our FHLB stock holdings. There can be no assurance, however, that future negative changes to the financial condition of the FHLB may not require us to recognize an impairment charge with respect to such holdings.
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
     As discussed further in the section “Supervision and Regulation” of the Company’s Annual Report on Form 10-K at December 31, 2009, we are subject to extensive regulation, supervision and examination by federal and state banking authorities. In addition, as a publicly traded company, we are subject to regulation by the Securities and Exchange Commission. Any change in applicable regulations or federal, state or local legislation, or in policies or interpretations or regulatory approaches to compliance and enforcement, income tax laws and accounting principles, could have a substantial impact on us and our operations. Changes in laws and regulations may also increase our expenses by imposing additional fees or taxes or restrictions on our operations. Additional legislation and regulations that could significantly affect our powers, authority and operations may be enacted or adopted in the future, which could have a material adverse effect on our financial condition and results of operations. Failure to appropriately comply with any such laws, regulations or principles could result in sanctions by regulatory agencies, or damage to our reputation, all of which could adversely affect our business, financial condition or results of operations.
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
Unexpected losses or our inability to successfully implement our tax planning strategies in future reporting periods may require us to establish a higher valuation allowance against our deferred income tax assets.

     We evaluate our deferred income tax assets for recoverability based on all available evidence. This process involves significant management judgment about assumptions that are subject to change from period to period based on changes in tax laws, our ability to successfully implement tax planning strategies, or variances between our future projected operating performance and our actual results. We are required to establish a valuation allowance for deferred income tax assets if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred income tax assets may not be realized. In determining the more-likely-than-not criterion, we evaluate all positive and negative available evidence as of the end of each reporting period. In this regard, we established a valuation allowance for deferred income tax assets of $7.4 million at September 30, 2010. Future adjustments to the deferred income tax asset valuation allowance, if any, will be determined based upon changes in the expected realization of the net deferred income tax assets. The realization of the deferred income tax assets ultimately depends on the existence of sufficient taxable income in either the carry back or carry forward periods under the tax law. Net operating loss carryforwards, if any, may be limited should a stock offering or sale of securities cause a change in control as defined in Internal Revenue Code Section 382. In addition, as discussed above, net unrealized built-in losses, as defined in IRC Section 382 may be limited. In addition, risk based capital rules require a regulatory calculation evaluating the Company’s deferred income tax asset balance for realization against estimated pre-tax future income and net operating loss carry backs. Under the rules of this calculation and due to significant estimates utilized in establishing the valuation allowance and the potential for changes in facts and circumstances, it is reasonably possible that we will be required to record adjustments to the valuation allowance in future reporting periods that would materially reduce our risk based capital ratios. Such a charge could also have a material adverse effect on our results of operations, financial condition and capital position.
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

INTERMOUNTAIN COMMUNITY BANCORP (Registrant)
November 12, 2010	By:	/s/ Curt Hecker
Date		Curt Hecker
President and Chief Executive Officer

November 12, 2010	By:	/s/ Doug Wright
Date		Doug Wright
Executive Vice President and Chief Financial Officer