Form 10-K
period 2010-12-31
INTERMOUNTAIN COMMUNITY BANCORP
filed 2011-03-04
CIK 1284506

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

As of June 30, 2010, the aggregate market value of the common equity held by non-affiliates of the registrant, computed by reference to the average of the bid and asked prices on such date as reported on the OTC Bulletin Board, was $12,252,000.

The number of shares outstanding of the registrant’s Common Stock, no par value per share, as of February 28, 2011 was 8,406,578.

DOCUMENTS INCORPORATED BY REFERENCE

Specific portions of the registrant’s Proxy Statement for the 2011 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

PART I

Forward-Looking Statements

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plans ,objectives, expectations and intentions that are not historical facts, and other statements identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “will likely”, “should,” “projects,” “seeks,” “estimates” or words of similar meaning. These forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. In addition to the factors set forth in the sections titled “Risk Factors,” “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as applicable, in this report, the following factors, among others, could cause actual results to differ materially from the anticipated results:

•	further deterioration in economic conditions that could result in increased loan and lease losses;

•	risks associated with concentrations in real estate-related loans;

•	declines in real estate values supporting loan collateral;

•	our ability to comply with the requirements of regulatory orders issued to us and/or our banking subsidiary;

•	our ability to raise capital or incur debt on reasonable terms;

•	regulatory limits on our subsidiary bank’s ability to pay dividends to the Company;

•	applicable laws and regulations and legislative or regulatory changes, including the ultimate financial and operational burden of the recently enacted financial regulatory reform legislation and related regulations;

•	inflation and interest rate levels, and market and monetary fluctuations;

•	the risks associated with lending and potential adverse changes in credit quality;

•	changes in market interest rates and spreads, which could adversely affect our net interest income and profitability;

•	increased delinquency rates;

•	trade, monetary and fiscal policies and laws, including interest rate and income tax policies of the federal government;

•	the timely development and acceptance of new products and services of Intermountain;

•	the willingness of customers to substitute competitors’ products and services for Intermountain’s products and services;

•	technological and management changes;

•	our ability to recruit and retain key management and staff;

•	changes in estimates and assumptions used in financial accounting;

•	the Company’s critical accounting policies and the implementation of such policies;

•	growth and acquisition strategies;

•	lower-than-expected revenue or cost savings or other issues in connection with mergers and acquisitions;

•	changes in consumer spending, saving and borrowing habits;

•	the strength of the United States economy in general and the strength of the local economies in which Intermountain conducts its operations;

•	our ability to attract new deposits and loans and leases;

•	competitive market pricing factors;

•	stability of funding sources and continued availability of borrowings;

•	Intermountain’s success in gaining regulatory approvals, when required;

•	results of regulatory examinations that could restrict growth;

•	future legislative or administrative changes to the Troubled Asset Relief Program (“TARP”) Capital Purchase Program; and

•	the impact of the Emergency Economic Stabilization Act of 2008 (“EESA”), the American Recovery and Reinvestment Act of 2009 (“ARRA”) and the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) and related rules and regulations on our business operations and competitiveness, including the impact of executive compensation restrictions, which may affect our ability to retain and recruit executives in competition with other firms who do not operate under those restrictions; and

•	Intermountain’s success at managing the risks involved in the foregoing.

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

Intermountain continues to work through the challenges of the current economic downturn, while positioning itself to prosper in the economy and markets of the future. Its strengths provide the foundation for future growth and profitability, and include the following:

•	A strong, loyal and low-cost deposit franchise with proven growth capabilities: 64% of Intermountain’s deposits at December 31, 2010 are in low-cost transaction accounts, resulting in a cost of funds that has consistently been below its peer group. Intermountain has maintained this low-cost deposit focus while growing since 1999 from the 8th ranked bank by deposit market share to the 2nd in the core markets it serves (Source: FDIC Deposit Market Share and Federal Financial Institutions Examination Council (“FFIEC”) Uniform Bank Performance Report (“UBPR”) data).

•	A high net interest margin (3.97% and 3.77% for the quarter and year ended December 31, 2010, respectively) relative to peers with opportunity for additional improvement if rates rise or the economy improves: Intermountain has consistently maintained a higher net interest margin than its peer group (Source: UBPR data), and believes it has positioned its balance sheet to protect against current challenges, and provide for opportunities to capitalize on the likelihood of future rising market interest rates.

•	A sophisticated, and increasingly effective, risk management system: Tempered by its experiences during the current downturn, Intermountain has developed a refined credit loss forecasting system, an integrated approach to credit, liquidity, capital and other risk factors, and a well-seasoned credit administration function.

•	An operational and compliance infrastructure built for future profitable growth: During the past several years, Intermountain has focused on upgrading talent, technology and operational processes to facilitate further balance sheet growth while simultaneously reducing the expenses associated with these upgrades.

•	A young, but highly experienced, management team: The executive and senior management team averages about 50 years old, but still generally exceeds 20 years in banking experience, most of which has been in the Company’s defined core and growth markets.

Management believes that the economic and financial crises of the past several years have fundamentally changed the future landscape for community banks. In a slower growth, more conservative environment, further consolidation of the industry is inevitable. Those banks and management teams with strong market positions, solid infrastructure, and staying power will be able to capitalize on the opportunities created by this changing environment. Management has defined potential opportunities in terms of prospects within the Company’s core markets of north, southwest rural, and south central Idaho, and within its growth markets of Spokane, Boise, and contiguous eastern Washington and northern Idaho counties. While it cannot guarantee that it will pursue, or be successful in pursuing opportunities in this new environment, it believes it is increasingly well-positioned to succeed in the changing landscape.

Lending conditions are currently challenging, with low borrowing demand, tight underwriting standards and challenging appraisal conditions. However, a return to more conservative credit management, underwriting and structuring and the exit of a number of distressed competitors may lead to better pricing opportunities and lower future credit risk for the Company. Management is responding by diversifying its current portfolio and positioning for prudent growth opportunities. It believes these prospects will include pursuing attractive mid-market commercial credits in its markets, originating commercial real estate loans to strong borrowers at lower real estate prices, originating and seasoning mortgage loans to strong borrowers at conservative loan-to-values in rural and smaller suburban areas not well-served by current secondary market appraisal standards, expanding and diversifying its agricultural portfolio, and expanding its already strong government-guaranteed loan marketing efforts. While loan rate competition is likely to increase in the short term as banks aggressively pursue high-quality customers, management also believes that credit spreads may widen in the long-term as more consolidation occurs. When combined with expected market rate hikes, the Company’s high proportion of variable rate loans should lead to improved asset yields in the future.

We believe deposit growth and pricing will continue to be a cornerstone of the Company’s success. As demonstrated by its past successes, the growth of low-cost core deposits has always been a focus. Management will continue this core focus, while pursuing opportunities to gain additional market share from larger banks and smaller, more stressed competitors in its defined core and growth markets. Based on FDIC call report data, the Company has identified approximately $742.9 million in deposits at banks in its core markets that are exhibiting relatively high levels of distress, and another $781.7 million in its growth markets. When combined with potential organic growth, a relatively small capture of these distressed deposits over the next few years could allow the Company to rapidly expand its total deposits. More immediately, management has taken strong steps to reduce its current deposit and borrowing rates, which will produce lower interest expense in future periods. It sees additional opportunities to decrease its cost of funds and interest expense by continuing to reprice down maturing CDs, lower transaction account interest rates, and pay off or replace higher rate wholesale funding vehicles.

Management has undertaken significant efforts to improve its efficiency, and is confident that it can continue reducing its non-interest expenses. The last three years have been challenging as the Company first sought to build operational infrastructure for a larger institution, then faced very significant credit-related costs. These costs masked underlying improvement in operating expenses. These improvements are now becoming increasingly apparent in the financial statements as the full impact of moves made in late 2009 and throughout 2010 register and credit operations costs begin to subside. In the future, management believes the infrastructure that has been built will allow the Company to expand its assets and revenues while tightly controlling its expense levels. When combined with lower anticipated credit costs, this should lead to rapid improvement in efficiency rates. During 2011, management will continue to focus on rationalizing its cost structure and restructuring organizational processes to deliver better service at lower costs.

Management believes that non-interest revenue growth may be challenging in the near-term because of new regulatory restrictions, particularly on overdraft and debit card income. However, it continues to take steps to expand and diversify its revenue sources. These include expanding its trust and investment service opportunities to both new and existing customers, increasing debit and credit card accounts and usage, pursuing other partners to work with on its secured savings credit card program, restructuring and enhancing its deposit and cash management service fees, and reducing waiver rates on current service fees.

In addition to the above, management believes that disruption and consolidation in the market may lead to other opportunities as well. Subject to regulatory and capital constraints, we believe that attractive acquisition opportunities within our footprint will soon appear and that Intermountain could be in a unique position to capitalize on them. Intermountain is the largest publicly traded bank holding company headquartered in Idaho, with branches located throughout the state and has existing branches in Washington and Oregon, which may help facilitate future transactions. Even if these opportunities are not available, large disruptions create potential opportunities to attract strong new employees and customers.

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

Based on asset size and deposits, Intermountain is the largest publicly traded bank holding company headquartered in Idaho. After two decades of almost uninterrupted economic and population growth, the Idaho economy continued to struggle in 2010. Population growth in the state was the 4th fastest of any state over the period from 2000 to 2010, increasing by 21 percent during this time period. Population growth slowed in 2009 and 2010, with total 2010 growth estimated at 1.4%. Based on U.S. Census Bureau estimates, the State is projected to sustain future population growth rates in excess of the national average for the next 10 years. Idaho experienced rapid employment growth during the period of 2000 to 2008 (14% versus U.S. 8%), sustained net job losses in 2009, and then rebounded slightly in 2010 (Source: Idaho Department of Labor). The unemployment rate at the end of 2010 was 9.5%, slightly above the national average of 9.4%. However, job losses appear to be moderating and longer-term prospects for the economy are still strong. The Idaho Department of Labor forecasts unemployment at about 8.5% by the end of 2011, with employment expected to rise between 14% and 16% between now and 2018. These prospects are based on a diverse economic base, including agriculture, health care, technology, light manufacturing, retirement, tourism, education and professional services segments, a low-cost of living and doing business, favorable state government policies, and a strong quality of life. The Oregon, Washington and California governments have all recently enacted unfriendly business policies, which should increase the attractiveness of doing business in Idaho. While Idaho faces difficult state budget issues as well, the conservative legislature has balanced the budget without increasing taxes or creating new burdensome business regulations.

Real estate valuations throughout the state have shown considerable variability, based on specific geographical location and type of property. In general, Idaho has experienced higher than average foreclosure rates over the past year, which is reflected in the price decline of 7.0% (Source: FDIC Third Quarter, 2010 State Profile). The Boise area has been hit harder than the rest of the State, with price declines on finished properties averaging 20% to 40% as a result of increasing unemployment earlier in the recession and substantial overbuilding. While the slowing economy has hurt other areas as well, the amount of available inventory was generally smaller, resulting in smaller price declines, mostly in the 10% to 30% range. Generally, residential land prices have dropped more throughout the state, as available residential supply far exceeded the demand for it. As such, price declines in land have ranged anywhere from 15% on the low end to 85% on the high end, depending on location (Source: Auble Idaho and Eastern Washington Real Estate Report). It appears that prices are approaching stabilization, with various areas, including Boise, southwest rural Idaho, and parts of north Idaho appearing to have bottomed out.

The Bank’s primary service area covers four distinct geographical regions. The north Idaho and eastern Washington region encompasses the four northernmost counties in Idaho, including Boundary County, Bonner County, Shoshone County and Kootenai County and Spokane County in eastern Washington. Bonner and Boundary Counties are heavily forested and contain numerous lakes. As such, the economies of these counties are primarily based on tourism, real estate development and natural resources, including logging, mining and agriculture. Bonner County has also experienced expansion in the areas of light industrial, commercial, retirement and retail development over the past ten years, and management believes both counties are likely to continue benefiting from Canadian spending and investment as the dollar has weakened against the Canadian currency. Shoshone County continues to experience expansion in the areas of residential and tourism development relating to the outdoor recreation industry in the area and has seen a strong resurgence in mining activity as mineral prices have rebounded. Kootenai County is more diverse than the other north Idaho counties, with light industrial, high-tech, commercial, retail, medical, tourism and real estate development all contributing to the economic base. It, along with Spokane County in Washington, should also benefit from additional Canadian investment.

In general, the northern Idaho and eastern Washington economy lagged the rest of the country and state in terms of feeling the impacts of the recession. In 2010, however, the recession caught up with the area. Unemployment rates in north Idaho have risen to an average exceeding 10% in December 2010, and real estate values have declined. However, the changes are not as dramatic throughout this region as in many other areas. Diversification, strengthening mining prices, less aggressive development in earlier periods, favorable business cost structures, continuing tourism activity and Canadian investment have helped cushion the downturns experienced in the real estate development, retail and service industries. Although the unemployment rates are high in north Idaho, they have historically been high, so the relative impact is not as significant. Spokane has weathered the jobs downturn better, with an unemployment rate of 9.1% in December 2010 (Washington State Employment Security Department Labor Market & Economic Analysis). Strength in health care, agri-business, private education, technology and transportation have buffered eastern Washington from harder shocks. Data on real estate activity is limited for much of this region, but it generally appears that residential home price declines have ranged from 5% to 25%, while lot prices are down 20% to 50% based on location. Commercial real estate activity and pricing has softened, although there is not a significant overhang of commercial properties in this region. Intermountain holds 56% of its loans and 48% of its deposits in this region.

The second region served by the Bank encompasses two counties in southwestern Idaho (Payette, and Washington) and one county in southeastern Oregon (Malheur). The economies of these counties are primarily based on agriculture and related or supporting businesses. A variety of crops are grown in the area including beans, onions, corn, apples, peaches, cherries and sugar beets. Livestock, including cattle, sheep and pigs, are also raised. Agriculture has been strong over the past several years, cushioning the impact of the downturn on these counties. Unemployment is historically high in this area, and stood at 10.5% in December 2010, but real estate values have held up much better, given the predominance of agricultural land in the region. Commercial real estate property is relatively limited and has not grown significantly. The Company holds 19% of its loans and 21% of its deposits in this region.

The third region, known as the greater Boise area, is comprised of two counties, Ada and Canyon. The cities of Boise, Nampa and Caldwell were hit hard because of excessive residential and commercial real estate development, volatility in the area’s high-tech industries, and reductions in other corporate and state and local government activity. Unemployment in the area was 9.9% in December 2010, but some forecasters expect improvement in 2011 as the area’s technology industry continues to recover. Real estate price declines have been the steepest of any in the Company’s market areas, ranging from 25% to 35% drops in finished residential home prices to 50% to 75% in bare land and subdivision developments. Although recent indicators, including real estate inventory levels and valuations may indicate a bottoming, the recovery is likely to be slow in these two counties. 11% of the Company’s loans and 10% of its deposits are in this region.

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

Twin Falls’ strong agricultural base, along with its status as the commercial, medical, retail, retirement and services hub for the area has cushioned it somewhat from the impacts of the recession, resulting in a December 2010 unemployment rate of 8.4%. Several large commercial projects have also contributed to the economy over the past several years. With the completion of these projects, the next several years are likely to be slower for the area, but still better than many other areas that lack similar diversity. In addition, the region maintains a conservative character with little evidence of significant overbuilding or excess inventory. The Company has little exposure to the dairy industry, which has been the one significantly weaker sector in agriculture. Residential valuation declines have been relatively moderate, in the 5% to 20% range for homes and 20% to 50% range for development land. The Company has 8% of its loans and 9% of its deposits in the Magic Valley region.

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

Intermountain has also segmented its market area into core and growth markets to facilitate future planning activities. The Company defines its core market as including the four counties of northern Idaho listed above, Canyon, Payette and Washington Counties in southwestern Idaho, Malheur County in eastern Oregon, and Gooding and Magic Valley Counties in Southwest Idaho. Deposits in this market totaled $6.1 billion, of which Intermountain held $771 million or 13% (Source: FDIC Survey of Banking Institutions). The Company’s growth markets consist of Spokane County in Washington, and Ada County in Idaho (where Boise is located), as well as counties contiguous to its existing markets in north Idaho and eastern Washington. Deposits in Ada and Spokane County totaled $12.3 billion at June 30, 2010 and Intermountain held $39 million or 0.3% of deposits in this market at the time. The Company believes that it has significant future opportunities in these growth markets because of an established brand presence, strong market contacts in other banking institutions, and the presence of distressed competitors.

Competition

As noted previously, based on total asset size and deposit balances as of December 31, 2010, the Company continues to be the largest independent community bank headquartered in Idaho. The Company competes with a number of international banking groups, out-of-state banking companies, state-wide banking organizations, and several local community banks, as well as savings banks, savings and loans, credit unions and other non-bank competitors throughout its market area. Banks and similar financial institutions compete based on a number of factors, including price, customer service, convenience, technology, local market knowledge, operational efficiency, advertising and promotion, and reputation. In competing against other institutions, the Company focuses on delivering highly personalized customer service with an emphasis on local involvement and empowerment. It recruits, retains and motivates seasoned, knowledgeable bankers who have worked in the Company’s market areas for extended periods of time and supports them with current technology. Product offerings, pricing and location convenience are generally competitive with other banks in its market areas. The Company seeks to differentiate itself based on the high skill levels and local knowledge of its staff, combined with sophisticated relationship management and profit systems that pinpoint marketing and service opportunities.

The Company has employed these competitive tools to grow market share over the past ten years, since it began expanding beyond its Sandpoint, Idaho base. During this time period, the Company has grown from eighth overall in market share in its defined core markets to second, with a consolidated market share of 12.6%. Based on the June 2010 FDIC Survey of Banking Institutions, the Company is the market share leader in deposits in five of the eleven counties in which it operates. As noted previously, the Spokane and Boise market areas represent potential future growth markets for the Company, as total market deposits in these two counties exceed by a two-to-one margin the total market deposits in the Company’s core markets. The Company has a relatively small, but growing presence in Spokane County with strong local market talent. The Company does not have any branches in Ada County, which includes Boise, but has a number of key managers who came from or worked in the Boise area. The Company also sees opportunities in the Idaho and eastern Washington counties contiguous to its current service area, as they contain a number of smaller struggling competitors, and management is familiar with many of the bankers and customers in these markets.

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

The severe economic downturn and additional regulatory changes are altering Intermountain’s competitive landscape. Many non-FDIC insured competitors, including residential mortgage brokers, commercial finance operations, and commercial real estate mortgage brokers have exited the market, a trend which is likely to continue over the next several years. Additional bank failures and significant consolidation of the banking industry are forecasted as well. These events will likely present both opportunities and challenges to Intermountain. Previous sections have highlighted various opportunities that may arise, such as improved credit structuring and pricing, additional growth through attracting strong employees and customers from disaffected institutions, and potential acquisition opportunities. Potential challenges include stronger remaining competitors, additional regulatory constraints, and additional credit losses created by market disruption and significant levels of disposition of loan collateral at depressed prices.

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

Commercial Loans.  The Bank offers a wide range of loans and open-end credit arrangements to businesses of small and moderate size, from small sole proprietorships to larger corporate entities, with purposes ranging from working capital and inventory acquisition to equipment purchases and business expansion. The Bank also participates in the Small Business Administration (“SBA”) and United States Department of Agriculture (“USDA”) financing programs. Operating loans or lines of credit typically carry annual maturities. Straight maturity notes are also available, in which the maturities match the anticipated receipt of specifically identified repayment sources. Term loans for purposes such as equipment purchases, expansion, term working capital, and other purposes generally carry terms that match the borrower’s cash flow capacity and/or collateral life, typically with maturities of three years or longer. Risk is controlled by applying sound, consistent underwriting guidelines, concentrating on relationship loans as opposed to transaction type loans, and requiring sound alternative repayment sources, such as collateral or strong guarantor support. While underwriting guidelines vary, depending on the type of loan, in general businesses are required to maintain a minimum 1.25 debt service coverage ratio (“DSC”). Loan-to-value (“LTV”) guidelines generally range from a low of 40% on illiquid equipment and inventory to a high of 75% of liquidation value on easily convertible accounts receivable, inventory or equipment. Government guaranty programs are also utilized when appropriate, and are currently being emphasized, given favorable changes made by the federal government to the programs and the difficult credit environment.

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

With current housing market conditions, the Bank has drastically curtailed residential land acquisition, development or builder loans, and has significantly reduced its concentrations of these types of loans.

Consumer Loans.  The Bank offers a variety of consumer loans, including personal loans, motor vehicle loans, boat loans, recreational vehicle loans, home improvement loans, home equity loans, open-end credit lines, both secured and unsecured, and overdraft protection credit lines. The Bank’s terms and underwriting on these loans are consistent with what is offered by competing community banks and credit unions, which generally require sufficient verified and documented disposable income, solid credit histories, and equity in the collateral. Generally, underwriting guidelines include a maximum debt to income of 40%, credit scores exceeding 700, and maximum LTVs ranging from 80% on home equity loans and lines to 50% to 90% on other types of consumer collateral. Loans for the purchase of new autos typically range up to 60 months. Loans for the purchase of smaller RV’s, pleasure crafts and used vehicles range up to 60 months. Loans for the purchase of larger RV’s and larger pleasure crafts, mobile homes, and home equity loans range up to 120 months (180 months if credit factors and value warrant). Unsecured loans are usually limited to two years, except for credit lines, which may be open-ended but are reviewed by the Bank periodically. Relationship lending is emphasized, which, along with credit control practices, minimizes risk in this type of lending.

Municipal Financing.  Operating and term loans and leases are available to municipal entities, many of which qualify for financing on a tax-exempt basis. Operating loans are generally restricted by law to the duration of one fiscal year. Term loans and leases, which under certain circumstances can extend beyond one year, typically range up to five years. Municipal financing is restricted to loans with sound purposes and with established tax bases or other revenue to adequately support repayment.

Deposit Services

The Bank offers the full range of retail deposit services typically available in most banks and savings and loan associations, including checking accounts, savings accounts, money market accounts and various types of certificates of deposit. The transaction accounts and certificates of deposit are tailored to the Bank’s primary market area at rates competitive with those offered in the area. All deposit accounts are insured by the FDIC to the maximum amount permitted by law. The Bank also offers a number of business-oriented deposit accounts, including various types of FDIC-insured checking, savings, money market and time deposit accounts, and non-FDIC insured alternatives including reverse repurchase agreements and sweep accounts. Its deposit product offerings are generally competitive with both large and small direct competitors and provide strong opportunities for fee income generation through direct service charges, transaction fee income, and fees associated with related services (see “Other Services” below).

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

Other Services

Other consumer-oriented services include automated teller machines (“ATMs”), debit cards, safe deposit boxes, internet and phone banking services, savings bonds, and VISA/Mastercard credit cards. The Bank is a member of the Star, Plus, Exchange, Interlink and Accell ATM networks. New consumer products and services introduced over the past several years include electronic statements, mobile-phone banking access, identity theft protection, Certificate of Deposit Account Registry Service (“CDARS”) certificates of deposit, and EZ Points, a debit and credit card rewards program.

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

Loan Portfolio

The loan portfolio is the largest component of earning assets, and is comprised of net loans receivable and loans held for sale. In 2010, net loans receivable, which includes loans the Company generally intends to keep until repayment or maturity, decreased by 14.1% or $92.4 million. The majority of the decline was in land and land development loans, down $27.6 million, commercial construction loans, down $27.6 million, agricultural loans, down $22.9 million, and residential construction loans, down $13.4 million. Loans held for sale, primarily residential real estate loans originated for sale in the secondary market, decreased by $3.1 million.

During the past several years, the Company continued to respond to the effects of the economic downturn by tightening underwriting standards and aggressively resolving problem loans through workouts with borrowers, refinances from other sources, and/or collateral liquidation. The Company tightened standards so that new funding for residential land, subdivision and development, and speculative residential construction lending has generally ceased. Any future lending in this area would require relatively low loan-to-value ratios and significant outside support from the borrowers. Management also changed underwriting standards on both owner and non-owner occupied commercial real estate loans to require additional hard equity, lower LTVs, and higher DSC ratios, and as part of its underwriting process, subjects commercial real estate loan requests to stress testing using various scenarios. Commercial and consumer standards were also tightened to reflect tougher economic conditions and generally reduced borrower strength.

Overall demand for commercial and commercial real estate loans softened, leading to relatively static balances in these types as well. The decrease in agricultural loans reflected the very strong year that area farmers had in 2010, which reduced the overall need to borrow and sped up the timing of repayment on their annual operating lines. In a difficult economic climate, the Bank continues to pursue quality loans using conservative underwriting and control practices, and is expanding its emphasis on SBA, USDA and other financing assistance programs.

The Company has also responded to declining economic conditions by more aggressively monitoring and managing its existing loan portfolio, and adding expertise and resources to these efforts. Additional steps the Company has taken include developing a weekly senior management review of all credit requests over $250,000, continuing to centralize credit approval and monitoring functions, increasing the staffing and scope of its internal credit review team, hiring a highly experienced external review team to evaluate the Company’s portfolio, and conducting more rigorous annual evaluations of its home equity credit line portfolio. Bank lending staff continues to utilize relationship pricing models and other techniques to manage interest rate risk and increase customer profitability.

The Company’s average loan yield increased from 5.92% in 2009 to 6.01% in 2010 as the Federal Reserve maintained the target fed funds rate at about 0.23%. Other market rates, including the Wall Street Journal prime lending rate, the London Interbank Offered Rate (“LIBOR”) and Federal Home Loan Bank Advance rates also remained low, pressuring the Company’s loan yields in 2010. In addition, the reversal of interest on non-accrual and charged off loans, totaling $794,000 in 2010, compared to $1.9 million in 2009 had an impact on loan yields, reducing the overall loan yield by 0.08% in 2010, compared to 0.26% in 2009.

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

Construction and Development Loans

Management has focused over the past several years on shifting the mix of the loan portfolio away from residential construction, acquisition and development loans to a more balanced mix of commercial, agriculture, commercial real estate, and residential real estate loans. It has done this through a combination of more conservative underwriting practices on construction and land development lending, limited marketing, and aggressive resolution and disposal of loans in these categories. As a result, combined loan balances in the commercial construction, land and land development, and residential construction categories have declined by $68.7 million from December 31, 2009 to December 31, 2010 and by $85.8 million from December 31, 2008 to December 31, 2009.

After the aggressive reduction efforts of the last two years, the land development and construction loan components pose much lower concentration risk for the total loan portfolio. However, the weakness of the overall construction sector still poses risk to the remaining construction and development portfolio. Residential real estate values tend to fluctuate with economic conditions, and have been falling rapidly in many of the Bank’s markets for the last three years, although the rate of decline is generally slowing. Management plans to continue curtailing new lending in this segment, and maintaining its aggressive resolution efforts to further reduce its risk.

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

Agricultural Loans

The agricultural portfolio represents a larger percentage of the loans in the Bank’s southern Idaho region. At December 31, 2010, agricultural loans and agricultural real estate loans totaled $87.4 million or 15.2% of the total loan portfolio. The agricultural portfolio consists of loans secured by livestock, crops and real estate. To mitigate credit risk, specific underwriting is applied to retain only borrowers that have proven track records in the agricultural industry. Many of Intermountain’s agricultural borrowers are third or fourth generation farmers and ranchers with limited real estate debt, which reduces overall debt coverage requirements and provides extra flexibility and collateral for equipment and operating borrowing needs. In addition, the Bank has hired senior lenders with significant experience in agricultural lending to administer these loans. Further mitigation is provided through frequent collateral inspections, adherence to farm operating budgets, and annual or more frequent review of financial performance. The Company has minimal exposure to the dairy industry, the one significant agricultural segment that has been under extreme pressure for the last couple of years.

Commercial Real Estate Loans

Difficult economic conditions are increasing risk in the non-residential component of the commercial real estate portfolio. However, in comparison to peers, the Company had less overall exposure to commercial real estate and a stronger mix of owner-occupied (where the borrower occupies and operates in at least part of the building) versus non-owner occupied loans. The loans represented in this category are spread across the Company’s footprint, and there are no significant concentrations by industry type or borrower. The most significant property types represented in the portfolio are office (19%), industrial (13%), multifamily (13%), health care (6%), and retail (5%). The other 44% is a mix of property types with smaller concentrations, including religious facilities, auto-related properties, restaurants, convenience stores, storage units, motels and commercial investment land. Finished condominiums comprise only 1.1% of the commercial real estate portfolio, although there are also several unfinished condo projects in the construction and development portfolio.

While 66% of the Company’s commercial real estate portfolio is in its Northern Idaho/Eastern Washington region, this region is a large and diverse region with differing local economies and real estate markets. Given this diversity, and the diversity of property types and industries represented, management does not believe that this concentration represents a significant concentration risk.

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

Geographic Distribution

In terms of geographic distribution, 76% of the Company’s loans are in north Idaho, eastern Washington and southwest Idaho outside the Boise area. Although economic trends and real estate valuations have worsened in these market areas, delinquency levels and price declines have been less significant than in Boise or other areas of the country. This reflects the differing economies in these areas, generally more conservative lending and borrowing norms, and more restrained building and development activity. In particular, large national and regional developers and builders did not enter and subsequently exit these markets. The southwest Idaho and Magic Valley markets are largely agricultural areas which have not seen rapid price appreciation or depreciation over the last few years. Through aggressive loan workout efforts, the Company has reduced its exposure to the Boise area market significantly over the past year, resulting in proportionally higher loan balances in the regions outside of Boise from the prior year.

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

As of December 31, 2010, the risk grades range from cash equivalent secured loans (Risk Grade “1”) to “loss” (Risk Grade “8”). Risk Grades “3”, “5”, “6”, “7” and “8” closely reflect the FDIC’s definitions for “satisfactory,” “special mention,” “substandard”, “doubtful” and “loss”, respectively. Risk Grade “4” is an internally designated “watch” category. At December 31, 2010, the Company had $14.0 million in the special mention, $54.1 million in the substandard, an immaterial amount in the doubtful and $0 in the loss loan categories. At December 31, 2009, the Company had $6.7 million in the special mention, $75.6 million in the substandard, $1.6 million in the doubtful and $0 in the loss loan categories.

Overall, classified loans (loans with risk grades 6, 7, or 8) decreased from $77.2 million at the end of 2009 to $54.1 million at the end of 2010. The decrease reflected the Company’s efforts in resolving or liquidating problem loans during the past year, even amidst economic conditions that were still very challenging. The continued levels of classified assets reflect poor employment conditions and slow real estate markets in the Company’s market areas.

Non-accrual loans are those loans that have become delinquent for more than 90 days (unless well-secured and in the process of collection). Placement of loans on non-accrual status does not necessarily mean that the outstanding loan principal will not be collected, but rather that timely collection of principal and interest is in question. Total non-accrual loans decreased from $18.5 million at December 31, 2009 to $11.5 million at the end of 2010. When a loan is placed on non-accrual status, interest accrued but not received is reversed. The amount of interest income which was reversed from income in fiscal years 2010, 2009, 2008, 2007 and 2006 on non-accrual and other problem loans was approximately $794,000, $1.9 million, $465,000, $161,000 and $21,000, respectively. A non-accrual loan may be restored to accrual status if it is brought current and has performed in accordance with contractual terms for a reasonable period of time, and the collectability of the total contractual principal and interest is no longer in doubt. Other problem loans are loans that were not put in the non-accrual status but were charged off or transferred to OREO during the year.

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
(Dollars in thousands)

	December 31, 2010
	Percent of
	Loans to	Gross		Non-Accrual
	Total Loans	Loans	Allowance	Loans

Commercial loans	21.31%	$122,656	$2,925	$3,859
Commercial real estate loans	30.50	175,559	3,655	3,566
Commercial construction loans	3.12	17,951	540	71
Land and land development loans	10.59	60,962	2,408	1,910
Agriculture loans	15.18	87,364	779	582
Multifamily loans	4.59	26,417	83	—
Residential real estate loans	10.57	60,872	1,252	964
Residential construction loans	0.56	3,219	65	110
Consumer loans	2.45	14,095	613	389
Municipal loans	1.13	6,528	135	—

Totals	100.00%	$575,623	$12,455	$11,451

	December 31, 2009
	Percent of
	Loans to	Gross		Non-Accrual
	Total Loans	Loans	Allowance	Loans

Commercial loans	19.57%	$131,562	$4,785	$2,653
Commercial real estate loans	25.69	172,726	3,827	3,209
Commercial construction loans	6.78	45,581	1,671	3,135
Land and land development loans	13.18	88,604	2,707	5,724
Agriculture loans	16.40	110,256	1,390	447
Multifamily loans	2.69	18,067	26	135
Residential real estate loans	9.75	65,544	1,412	2,872
Residential construction loans	2.47	16,626	170	205
Consumer loans	2.72	18,287	539	88
Municipal loans	0.75	5,061	81	—

Totals	100.00%	$672,314	$16,608	$18,468

	December 31, 2008
	Percent of
	Loans to	Gross		Non-Accrual
	Total Loans	Loans	Allowance	Loans

Commercial loans	82.81%	$636,982	$14,277	$22,783
Residential loans	13.51	103,937	1,653	3,491
Consumer loans	3.02	23,245	452	91
Municipal loans	0.66	5,109	51	—

Totals	100.00%	$769,273	$16,433	$26,365

	December 31, 2007
	Percent of
	Loans to	Gross		Non-Accrual
	Total Loans	Loans	Allowance	Loans

Commercial loans	81.07%	$623,439	$9,965	$4,732
Residential loans	14.83	114,010	1,196	837
Consumer loans	3.42	26,285	571	—
Municipal loans	0.68	5,222	29	—

Totals	100.00%	$768,956	$11,761	$5,569

	December 31, 2006
	Percent of
	Loans to	Gross		Non-Accrual
	Total Loans	Loans	Allowance	Loans

Commercial loans	78.03%	$527,345	$7,924	$1,201
Residential loans	16.66	112,569	1,543	—
Consumer loans	4.71	31,800	339	—
Municipal loans	0.60	4,082	31	—

Totals	100.00%	$675,796	$9,837	$1,201

In the table above, commercial loans for the periods 2006-2008 include commercial real estate loans, as well as residential land, subdivision acquisition and development, and builder loans, where the borrower is not a consumer.

During 2007, the Company changed its method of calculating its loan loss allowance in line with bank regulatory guidance issued earlier that year. It continued to refine this methodology in the subsequent years with improved modeling and collateral valuation analysis. The loan portfolio is segregated into loans for which a specific reserve is calculated by management, and loans for which a reserve is calculated using an allowance model. For loans with a specific reserve, management evaluates each loan and derives the reserve based on such factors as expected collectability, collateral value and guarantor support. For loans with reserves calculated by the model, the model mathematically derives a base reserve allocation for each loan using probability of default and loss given default rates based on both historical company and regional industry experience. This base reserve allocation is then modified by management considering factors such as the current economic environment, portfolio delinquency trends, collateral valuation trends, quality of underwriting and quality of collection activities. The reserves derived from the model are reviewed and modified by management, then added to the reserve for specifically identified loans to produce the total reserve. Management believes that this methodology provides a more reasonable, reliable and verifiable reserve calculation and is in compliance with recent regulatory guidance. The Bank’s total allowance for loan losses was 2.16% of total loans at December, 31, 2010 and 2.47% of total loans at December 31, 2009. The decrease in the ratio is due primarily to the reduction in the loan portfolio and the level of classified and non-performing loans over the same period. Chargeoffs outpaced the loan loss provision in 2010 due to management’s aggressive reduction of problem credits during 2010. In addition, in the third quarter of 2010, one large commercial credit was charged off in the amount of $4.5 million for which some recovery is anticipated in future periods.

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

The following table details loan maturity and repricing information for fixed and variable rate loans.

Maturity and Repricing for the Bank’s
Loan Portfolio at December 31, 2010

Loan Repricing	Fixed Rate	Variable Rate	Total Loans
	(Dollars in thousands)

0-90 days	$31,536	$129,208	$160,744
91-365 days	44,036	83,429	127,465
1 year-5 years	120,743	122,719	243,462
5 years or more	39,791	4,161	43,952

Total	$236,106	$339,517	$575,623

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

The carrying value of the available-for-sale securities portfolio increased 0.7% to $183.1 million at December 31, 2010 from $181.8 million at December 31, 2009. The carrying value of the held-to-maturity securities portfolio increased 46.4% to $22.2 million at December 31, 2010 from $15.2 million at December 31, 2009. During 2010, the Company deployed funds from reductions in the Company’s loan portfolio into the investment portfolio. In addition, market conditions caused a slight increase in the carrying value of some of the Company’s available-for-sale securities. In an environment where short rates stayed very low and the yield curve steepened on the long end, the Company sought to maintain the yield on the investment portfolio, while positioning it for higher rates in the future. In doing so, the Company generally maintained a short duration in its portfolio, but did purchase a small block of high quality longer-term municipals to maintain yield. Overall, the Company used a combination of U.S. agency debentures and mortgage-backed securities, whole loan collateralized mortgage obligations (“CMOs”), and municipal bonds to accomplish this positioning. The average duration of the available for sale and the held-to-maturity portfolios was approximately 2.9 years and 8.2 years, respectively on December 31, 2010, compared to 2.8 years and 8.5 years, respectively on December 31, 2009. The average duration differs from the investment’s contractual maturity as average duration takes into account estimated prepayments.

As noted above, available-for-sale securities are required by generally accepted accounting principles to be accounted for at fair value (See Note 20 “Fair Value of Financial Instruments” in the Company’s Consolidated Financial Statements for more information).

Active markets and readily available pricing exists for securities totaling $153.6 million classified as available for sale as of December 31, 2010. For these securities, the Company obtained fair value measurements from an independent pricing service and internally validated these measurements. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus, prepayment speeds, credit information and the bond’s terms and conditions, among other things.

The available for sale portfolio also includes $29.5 million in super senior or senior tranche collateralized mortgage obligations not backed by a government or other agency guarantee. These securities are collateralized by fixed rate prime or Alt A mortgages, are structured to provide credit support to the senior tranches, and are carefully analyzed and monitored by management. Because of disruptions in the current market for non-government agency guaranteed mortgage-backed securities and CMOs, a less active market existed for these securities at December 31, 2010. This is evidenced by a widening in the bid-ask spread for these types of securities and the smaller volume of actual trades made. As a result, less reliance can be placed on easily observable market data, such as pricing on transactions involving similar types of securities, in determining their current fair value. As such, significant adjustments were required to determine the fair value at the December 31, 2010 measurement date.

In valuing these securities, the Company utilized the same independent pricing service as for its other available-for-sale securities. In addition, it utilized Federal Home Loan Bank pricing indications to derive independent valuations and used this data to evaluate and adjust the values derived from the original independent pricing service. In addition to observable market-based input including dealer quotes, market spreads, live trading levels and execution data, both services also employed a present-value income model that considered the nature and timing of the cash flows and the relative risk of receiving the anticipated cash flows as agreed. The discount rates used were based on a risk-free rate, adjusted by a risk premium for each security. In accordance with accounting guidance, the Company has determined that the risk-adjusted discount rates utilized appropriately reflect the Company’s best estimate of the assumptions that market participants would use in pricing the assets in a current transaction to sell the asset at the measurement date. Risks include nonperformance risk (that is, default risk and collateral value risk) and liquidity risk (that is, the compensation that a market participant receives for buying an asset that is difficult to sell under current market conditions). To the extent possible, the pricing services and the Company validated the results from these models with independently observable data.

The following table displays investment securities balances and repricing information for the total portfolio:

Investment Portfolio Detail
As of December 31, 2010

		Percent		Percent
	2010	Change	2009	Change	2008
Carrying Value as of December 31,	Amount	Prev. Yr.	Amount	Prev. Yr.	Amount
	(Dollars in thousands)

U.S. treasury securities and obligations of government agencies	$3,894	7,535.29%	$51	(99.32)%	$7,546
Mortgage-backed securities & collateralized mortgage obligations (“CMOs”)	173,957	(4.28)	181,733	29.74	140,072
State and municipal bonds	27,447	80.85	15,177	(13.79)	17,604

Total	$205,298	4.23%	$196,961	19.21%	$165,222

Available-for-Sale	183,081	0.71	181,784	23.14	147,618
Held-to-Maturity	22,217	46.39	15,177	(13.79)	17,604

Total	$205,298	4.23%	$196,961	19.21%	$165,222

Investments held as of December 31, 2010
Mature as follows:

			One to		Five to		Over
	One Year		Five Years		Ten Years		Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)

U.S. treasury securities and obligations of government agencies	$3	0.76%	$28	2.02%	$3,894	2.08%	$—	0.00%	$3,925	2.08%
Mortgage-backed securities & CMOs	458	3.90	2,836	3.58	31,492	4.24	139,140	4.06	173,926	4.03
State and municipal bonds (tax — equivalent)	297	3.08	708	3.77	5,930	4.04	20,512	5.12	27,447	4.83

Total	$758	3.58%	$3,572	3.60%	$41,316	4.01%	$159,652	4.19%	$205,298	4.10%

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Intermountain’s investment portfolios are managed to provide and maintain liquidity; to maintain a balance of high quality, diversified investments to minimize risk; to offset other asset portfolio elements in managing interest rate risk; to provide collateral for pledging; and to maximize risk-adjusted returns. At December 31, 2010, the Company does not intend to sell any of its available-for-sale securities that have a loss position and it is not likely that it will be required to sell the available-for-sale securities before the anticipated recovery of their remaining amortized cost. However, unforeseen changes in credit risk or other types of portfolio risk could cause management to change its position and sell individual securities on a case-by-case basis.

See Note 20 “Fair Value of Financial Instruments” in the Company’s Consolidated Financial Statements for more information on the calculation of fair or carrying value for the investment securities.

Fed Funds Sold & Cash Equivalents

The Bank held $131.8 million in excess funds at the Federal Reserve at December 31, 2010, as compared to $81.7 million in Fed Funds Sold at December 31, 2009. At December 31, 2010, excess funds were held at the Federal Reserve as opposed to Fed Funds Sold at a correspondent bank as there was a higher yield on the excess funds at the Federal Reserve. During 2010, the Company maintained an average balance of Fed Funds Sold and interest-bearing unrestricted cash equivalents (referred to in subsequent references as “Fed Funds Sold” for ease of reference and because the instruments are not materially different) of $101.1 million as a strategy to preserve and enhance liquidity during a period of continuing market turmoil. This compares to an average balance of Fed Funds Sold in 2009 of $43.9 million. The higher level of Fed Funds Sold maintained during 2010 resulted in a decrease in interest income and net interest income as the Fed Funds Sold yield during 2010 was at historically low levels of between 0.00% and 0.25%.

Deposits

	December 31, 2010		December 31, 2009
Deposit Composition & Trends	Amount	%	Amount	%
	(Dollars in thousands)

Demand	$168,519	21.6	$168,244	20.5
NOW and money market 0.0% to 4.65%	327,891	42.1	340,070	41.6
Savings and IRA 0.0% to 5.75%	75,387	9.7	77,623	9.5
Certificate of deposit accounts (“CDs”) under $100,000	79,533	10.2	86,381	10.5
Jumbo CDs	77,685	10.0	82,249	10.0
Brokered CDs	40,899	5.3	54,428	6.6
CDARS CDs to local customers	8,919	1.1	10,326	1.3

Total deposits	$778,833	100.0	$819,321	100.0

Weighted average interest rate on certificates of deposit		1.66%		2.52%
Core Deposits as a percentage of total deposits(1)		83.2%		81.6%
Deposits generated from the Company’s market area as a % of total deposits		94.8%		93.4%

(1)	Core deposits consist of non-interest bearing checking, interest-bearing checking, money market, and savings accounts, and retail certificate of deposit accounts of less than $100,000.

Deposits totaled $778.8 million, representing 82.4% of the Bank’s liabilities at December 31, 2010. Total deposits decreased 4.9% in 2010, largely as a result of reductions in wholesale brokered CDs and higher-priced retail CDs where the bank did not have other accounts with the depositor. Given the high level of liquid assets, the Company moved aggressively to price down its deposit portfolio and allowed brokered, collateralized and single-service deposit accounts to run off. Total transaction account deposits (demand, NOW and money market) comprise 63.7% of total deposits, a percentage that significantly exceeds peer group averages. The Company continues to emphasize growth in low-cost transaction account balances to minimize its cost of funding, enhance fee income and other cross-selling opportunities, and match its asset composition.

65% of the Company’s transaction accounts have been in existence for more than three years. When combined with the growth rates of the Company’s retail deposits over the past ten years, this demonstrates the Company’s ability to both grow and retain its transaction deposit customers.

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

Business checking, NOW, money market and savings balances comprise about 42% of total non-maturity deposits, and consumer about 58%. The Company emphasizes balanced growth of both business and consumer deposits in its markets to diversify its funding sources. Consumer deposit growth is largely driven by branch marketing efforts in the communities served. Intermountain also employs specialized business services officers who target the acquisition of business deposit accounts and other fee-related services. With the exception of the secured savings program noted below, the Company is not reliant on any one depositor or small group of depositors, with the largest single depositor making up less than 1% of overall company deposits.

The Company currently holds $22.5 million in deposits used to secure credit cards marketed and maintained by another bank under a contractual arrangement. The contractual arrangement terminated in November, 2009 and was replaced by a transitional contract allowing the provider sufficient time to move these deposits into its own organization. This movement is not anticipated to occur until late 2012, and Intermountain is pursuing opportunities to expand its management of secured savings accounts with other potential card providers.

The following table details re-pricing information for the Bank’s time deposits with minimum balance of $100,000 at December 31, 2010 (in thousands):

Maturities/Repricing

Less than three months	$37,655
Three to six months	10,316
Six to twelve months	27,661
Over twelve months	57,018

$132,650

In terms of overall deposits, the Company is the market share leader in 5 of the 11 markets in which it operates and has consistently grown market share for the past ten years. See the market share information under “Competition” on page 9 of this report for more information.

By repricing its portfolio, the Company succeeded in lowering the 2010 interest cost on its interest-bearing deposits by 0.55%. This resulted in overall liability interest costs to the Bank being 0.22% below the average of its peer group as of December 31, 2010 (Source: UBPR for December 31, 2010). This decrease occurred amidst an environment where several stressed competitors continued to offer high CD rates in order to retain and attract additional deposits. Given the current compressed market rate environment, management believes that this improvement and its overall competitive standing positions the Company well for future periods.

Borrowings

As part of the Company’s funds management and liquidity plan, the Bank has arranged to have short-term and long-term borrowing facilities available. The short-term and overnight facilities are federal funds purchasing lines as reciprocal arrangements to the federal funds selling agreements in place with various correspondent banks. At December 31, 2010, the Bank had overnight unsecured credit lines of $35.0 million available. For additional long and short-term funding needs, the Bank has credit available from the Federal Home Loan Bank of Seattle (“FHLB”), limited to a percentage of its total regulatory assets and subject to collateralization requirements and a blanket pledge agreement. It also has a “Borrower in Custody” line set up with the Federal Reserve Bank, subject to collateralization requirements.

At December 31, 2010 the Bank had a $5.0 million FHLB advance at 1.49% that matures in September 2011, a $25.0 million FHLB advance at 2.06% that matures in October 2012, and a $4.0 million FHLB advance at 3.11% that matures in September 2014. These notes totaled $34.0 million, and the Bank had the ability to borrow an additional $83.6 million from the FHLB.

The Bank has the ability to borrow up to $24.3 million on a short term basis from the Federal Reserve Bank under the Borrower in Custody program, utilizing commercial loans as collateral. At December 31, 2010, the Bank had no borrowings outstanding under this line.

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

Securities sold under agreements to repurchase, which are classified as other secured borrowings, generally are short-term agreements. These agreements are treated as financing transactions and the obligations to repurchase securities sold are reflected as a liability in the consolidated financial statements. The dollar amount of securities underlying the agreements remains in the applicable asset account. The majority of the repurchase agreements are with municipal customers in the Company’s local markets and mature on a daily basis, with an institutional repurchase agreement in the amount of $30.0 million maturing in July 2011. These agreements had a weighted average interest rate of 0.27%, 0.36%, and 2.00% at December 31, 2010, 2009 and 2008, respectively. The average balances of securities sold subject to repurchase agreements were $87.2 million, $82.6 million, and $102.5 million during the years ended December 31, 2010, 2009 and 2008, respectively. The maximum amount outstanding at any month end during these same periods was $105.1 million, $100.3 million, and $124.4 million, respectively. The increase in the repurchase amounts during 2010 reflected movement of municipal funds into sweep agreements as a result of changes in FDIC coverage on low interest bearing accounts, and lower rates on municipal investment alternatives. In 2006, the Company entered into an institutional repurchase agreement to reduce interest rate risk in a down-rate environment. For all of 2010, this structured agreement carried an effective interest cost of 0.00%. At December 31, 2010, 2009, and 2008, the Company pledged as collateral certain investment securities with aggregate amortized costs of $126.2 million, $125.4 million, and $114.8 million, respectively. These investment securities had market values of $128.7 million, $125.7 million, and $116.3 million at December 31, 2010, 2009 and 2008, respectively.

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

In March 2004, the Company issued $8.0 million of additional Trust Preferred securities through a second subsidiary, Intermountain Statutory Trust II. This debt was callable by the Company starting in April 2009, bears interest on a variable basis tied to the 90-day LIBOR index plus 2.8%, and matures in April 2034. In July of 2008, the Company entered into a cash flow swap transaction with Pacific Coast Bankers Bank, by which the Company effectively pays a fixed rate on these securities of 7.38% through July 2013 (see Note 19 in the Company’s Consolidated Financial Statements for more information on this swap). Funds received from this borrowing were used to support planned expansion activities during 2004, including the Snake River Bancorp acquisition.

During the third quarter of 2009, the Board of Directors of the Company approved the deferral of regularly scheduled interest payments on its outstanding Junior Subordinated Debentures related to its Trust Preferred Securities (“TRUPS Debentures”), beginning in December 2009. The Company is permitted to defer payments of interest on the TRUPS Debentures for up to 20 consecutive quarterly periods without default. During the deferral period, the Company may not pay any dividends or distributions on, or redeem, purchase or acquire, or make a liquidation payment with respect to the Company’s capital stock, or make any payment of principal or interest on, or repay, repurchase or redeem any debt securities of the Company that rank equally or junior to the TRUPS Debentures. Deferred payments compound for the TRUPS Debentures. Although these expenses will continue to be accrued on the consolidated income statements for the Company, deferring these interest payments will preserve approximately $140,000 per quarter in cash for the Company. Notwithstanding the current deferral of interest payments, the Company fully intends to meet all of its obligations to the holders of the TRUPS Debentures as quickly as it is prudent to do so. At December 31, 2010, the total deferred interest payments totaled $682,000.

Employees

The Company employed 349 full-time equivalent employees at December 31, 2010, down from 406 at the end of 2009 and 418 at the end of 2008. None of the employees are represented by a collective bargaining unit and the Company believes it has good relations with its employees. The Company reduced full-time equivalent employees during both 2009 and 2010 as part of an operating expense reduction strategy.

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

To the extent that this section describes statutory and regulatory provisions, it is qualified by reference to those provisions. These statutes and regulations, as well as related policies, are subject to change by Congress, state legislatures and federal and state regulators. Changes in statutes, regulations or regulatory policies applicable to us, including the interpretation or implementation thereof, could have a material effect on our business or operations. Recently, in light of the recent financial crisis, numerous proposals to modify or expand banking regulation have surfaced. Based on past history, if any are approved, they will add to the complexity and cost of our business.

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

Interstate Banking and Branching

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Interstate Act”) relaxed prior interstate branching restrictions under federal law by permitting nationwide interstate banking and branching under certain circumstances. Generally, bank holding companies may purchase banks in any state, and states may not prohibit these purchases. The Interstate Act requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area. Federal banking regulations prohibit banks from using their interstate branches primarily for deposit production and the federal bank regulatory agencies have implemented a loan-to-deposit ratio screen to ensure compliance with this prohibition. As a result of the Dodd-Frank Act, prior restrictions on de novo branching by out of state banks have been removed. The Dodd-Frank Act generally permits all banks to branch into other states by opening a new branch or purchasing a branch from another financial institution, to the extent that banks chartered under the state in which the new branch is located can do so. In the past, the Interstate Act barred all financial institutions, except for thrifts, from branching into other states unless they purchased or merged with a bank located in the other state.

Dividends

The principal source of the Company’s cash is from dividends received from the Bank, which are subject to government regulation and limitations. Regulatory authorities may prohibit banks and bank holding companies from paying dividends in a manner that would constitute an unsafe or unsound banking practice or would reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. Idaho law also limits a bank’s ability to pay dividends subject to surplus reserve requirements. Additionally, current guidance from the Federal Reserve provides, among other things, that dividends per share on the Company’s common stock generally should not exceed earnings per share, measured over the previous four fiscal quarters. The Company entered into an informal agreement with the Federal Reserve and the Idaho Department of Finance, which requires the Company to obtain advance approval from the Federal Reserve and the Idaho Department of Finance prior to paying any dividends. Payment of cash dividends by the Company will depend on sufficient earnings to support them and approval of appropriate bank regulatory authorities.

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

Prompt Corrective Action.  Under the guidelines, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier I risk-based capital ratio, and leverage ratio, together with certain subjective factors. The categories range from “well capitalized” to “critically undercapitalized.” Institutions that are “undercapitalized” or lower are subject to certain mandatory supervisory corrective actions. At each successively lower capital category, an insured bank is subject to increased restrictions on its operations. During these challenging economic times, the federal banking regulators have actively enforced these provisions.

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

The Emergency Economic Stabilization Act of 2008

Emergency Economic Stabilization Act of 2008.  In response to market turmoil and financial crises affecting the overall banking system and financial markets in the United States, the Emergency Economic Stabilization Act of 2008 ( “EESA”) was enacted on October 3, 2008. EESA provides the United States Department of the Treasury (the “Treasury”) with broad authority to implement certain actions intended to help restore stability and liquidity to the U.S. financial markets.

Troubled Asset Relief Program

Under the EESA, the Treasury has authority, among other things, to purchase up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions pursuant to the Troubled Asset Relief Program (“TARP”). The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase lending to customers and to each other. Pursuant to the EESA, the Treasury was initially authorized to use $350 billion for TARP. Of this amount, the Treasury allocated $250 billion to the TARP Capital Purchase Program (“CPP”), which funds were used to purchase preferred stock from qualifying financial institutions. The CPP provides direct equity investment of perpetual preferred stock by the Treasury in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. For publicly traded companies, the CPP also requires the Treasury to receive warrants for common stock equal to 15% of the capital invested by the Treasury. The Company applied for and received $27 million in the CPP. As a result, the Company is subject to the restrictions described below. The Treasury made an equity investment in the Company through its purchase of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Preferred Stock”). The description of the Preferred Stock set forth below is qualified in its entirety by the actual terms of the Preferred Stock, as are stated in the Certificate of Designation for the Preferred Stock, a copy of which was attached as Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on December 19, 2008 and incorporated by reference.

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

Dividends on the Preferred Stock will be cumulative. If for any reason our Board of Directors does not declare a dividend on the Preferred Stock for a particular dividend period, or if our Board of Directors declares less than a full dividend, we will remain obligated to pay the unpaid portion of the dividend for that period and the unpaid dividend will compound on each subsequent dividend date (meaning that dividends for future dividend periods will accrue on any unpaid dividend amounts for prior dividend periods). The Company entered into an informal agreement with the Federal Reserve and the Idaho Department of Finance, which requires the Company to obtain advance approval from the Federal Reserve and the Idaho Department of Finance prior to paying any dividends including dividends on the Preferred Stock. Under the CPP, if the Company fails to pay dividends on the Preferred Stock for 6 quarters, Treasury may appoint two members to the Company’s board of directors.

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

Compensation and Corporate Governance Standards and Restrictions under the CPP.  As a participant in the CPP, the Company is subject to compensation and corporate governance standards and restrictions under applicable legislation and Treasury regulations, which include but are not limited to (1) restrictions on bonus, incentive and retention awards to our five most highly-compensated employees, (2) restrictions on severance and change-in-control payments to our executive officers and next five most highly-compensated employees, (3) ensuring that our compensation programs do not encourage unnecessary and excessive risks, and (4) requiring the recovery or “clawback” of any incentive compensation paid to our executive officers and next 20 most highly-compensated employees if it is later determined that such payments were based on materially inaccurate financial or other performance criteria. The applicable regulations and their impact on the Company will be discussed more fully in our proxy statement for the 2010 annual meeting of shareholders, incorporated by reference into Part III of this Form 10-K.

Temporary Liquidity Guarantee Program.  Another program established pursuant to the EESA is the Temporary Liquidity Guarantee Program (“TLGP”), which (i) removed the limit on FDIC deposit insurance coverage for non-interest bearing transaction accounts through December 31, 2009, and (ii) provided FDIC backing for certain types of senior unsecured debt issued from October 14, 2008 through June 30, 2009. The end-date for issuing senior unsecured debt was later extended to October 31, 2009 and the FDIC also extended the Transaction Account Guarantee portion of the TLGP through December 31, 2010. Financial institutions that did not opt out of unlimited coverage for non-interest bearing accounts were initially charged an annualized 10 basis points on individual account balances exceeding $250,000, and those issuing FDIC-backed senior unsecured debt were initially charged an annualized 75 basis points on all such debt, although those rates were subsequently increased. We elected to fully participate in both parts of the TLGP.

Deposit Insurance

The Bank’s deposits are insured under the Federal Deposit Insurance Act, up to the maximum applicable limits and are subject to deposit insurance assessments designed to tie what banks pay for deposit insurance more closely to the risks they pose. The Bank has prepaid its quarterly deposit insurance assessments for 2011 and 2012 pursuant to applicable FDIC regulations, but the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) in July 2010 required the FDIC to amend its regulations to redefine the assessment base used for calculating deposit insurance assessments. As a result, in February 2011, the FDIC approved new rules to, among other things, change the assessment base from one based on domestic deposits (as it has been since 1935) to one based on assets (average consolidated total assets minus average tangible equity). Since the new assessment base is larger than the base used under prior regulations, the rules also lower assessment rates, so that the total amount of revenue collected by the FDIC from the industry is not significantly altered. The rule also revises the deposit insurance assessment system for large financial institutions, defined as institutions with at least $10 billion in assets. The rules revise the assessment rate schedule, effective April 1, 2011, and adopt additional rate schedules that will go into effect when the Deposit Insurance Fund reserve ratio reaches various milestones.

Insurance of Deposit Accounts.  The EESA included a provision for a temporary increase from $100,000 to $250,000 per depositor in deposit insurance effective October 3, 2008 through December 31, 2010. On May 20, 2009, the temporary increase was extended through December 31, 2013. The Dodd-Frank Act permanently raises the current standard maximum deposit insurance amount to $250,000. The FDIC insurance coverage limit applies per depositor, per insured depository institution for each account ownership category. EESA also temporarily raised the limit on federal deposit insurance coverage to an unlimited amount for non-interest or low-interest bearing demand deposits. Pursuant to the Dodd-Frank Act, unlimited coverage for non-interest transaction accounts will continue upon expiration of the TLGP until December 31, 2012.

Recent Legislation

Dodd-Frank Wall Street Reform and Consumer Protection Act.  As a result of the recent financial crises, on July 21, 2010 the Dodd-Frank Act was signed into law. The Dodd-Frank Act is expected to have a broad impact on the financial services industry, including significant regulatory and compliance changes and changes to corporate governance matters affecting public companies. Many of the requirements called for in the Dodd-Frank Act will be implemented over time and most will be subject to implementing regulations over the course of several years. Among other things, the legislation (i) centralizes responsibility for consumer financial protection by creating a new agency responsible for implementing, examining and enforcing compliance with federal consumer financial laws; (ii) applies the same leverage and risk-based capital requirements that apply to insured depository institutions to bank holding companies; (iii) requires the FDIC to seek to make its capital requirements for banks countercyclical so that the amount of capital required to be maintained increases in times of economic expansion and decreases in times of economic contraction; (iv) changes the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital; (v) requires the SEC to complete studies and develop rules or approve stock exchange rules regarding various investor protection issues, including shareholder access to the proxy process, and various matters pertaining to executive compensation and compensation committee oversight; (vi) makes permanent the $250,000 limit for federal deposit insurance and provides unlimited federal deposit insurance until December 31, 2012, for non-interest bearing transaction accounts; (vii) removes prior restrictions on interstate de novo branching; and (viii) repeals the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts. Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company, the Bank and the financial services industry more generally. However, based on past experience with new legislation, it can be anticipated that the Dodd-Frank Act, directly and indirectly, will impact the business of the Company and the Bank and increase compliance costs.

American Recovery and Reinvestment Act of 2009.  On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was signed into law. ARRA is intended to help stimulate the economy through a combination of tax cuts and spending provisions applicable to a broad range of areas with an estimated cost of $787 billion. The impact that ARRA may have on the US economy, the Company and the Bank cannot be predicted with certainty.

Overdrafts.  On November 17, 2009, the Board of Governors of the Federal Reserve System promulgated the Electronic Fund Transfer rule with an effective date of January 19, 2010 and a mandatory compliance date of July 1, 2010. The rule, which applies to all FDIC-regulated institutions, prohibits financial institutions from assessing an overdraft fee for paying automated teller machine (ATM) and one-time point-of-sale debit card transactions, unless the customer affirmatively opts in to the overdraft service for those types of transactions. The opt-in provision establishes requirements for clear disclosure of fees and terms of overdraft services for ATM and one-time debit card transactions. Since a percentage of the Company’s service charges on deposits are in the form of overdraft fees on point-of-sale transactions, this could have an adverse impact on our non-interest income.

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

The national economy and the financial services sector in particular, are still facing significant challenges. Substantially all of our loans are to businesses and individuals in northern, southwestern and south central Idaho, eastern Washington and southwestern Oregon, markets facing many of the same challenges as the national economy, including elevated unemployment and declines in commercial and residential real estate. Although some economic indicators are improving both nationally and in the markets we serve, unemployment remains high and there remains substantial uncertainty regarding when and how strongly a sustained economic recovery will occur. A further deterioration in economic conditions in the nation as a whole or in the markets we serve could result in the following consequences, any of which could have an adverse impact, which may be material, on our business, financial condition, results of operations and prospects, and could also cause the market price of our stock to decline:

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

We maintain an allowance for loan losses in an amount that we believe is adequate to provide for losses inherent in our loan portfolio. While we strive to carefully manage and monitor credit quality and to identify loans that may be deteriorating, at any time there are loans included in the portfolio that may result in losses, but that have not yet been identified as potential problem loans. Through established credit practices, we attempt to identify deteriorating loans and adjust the loan loss reserve accordingly. However, because future events are uncertain, there may be loans that deteriorate in an accelerated time frame. As a result, future additions to the allowance may be necessary. Because the loan portfolio contains a number of loans with relatively large balances, deterioration in the credit quality of one or more of these loans may require a significant increase to the allowance for loan losses. Future additions to the allowance may also be required based on changes in the financial condition of borrowers, such as have resulted due to the current, economic conditions or as a result of actual events turning out differently than forecasted in the assumptions we use to determine the allowance for loan losses. Additionally, federal banking regulators, as an integral part of their supervisory function, periodically review our allowance for loan losses. These regulatory agencies may require us to recognize further loan loss provisions or charge-offs based upon their judgments, which may be different from ours. Any increase in the allowance for loan losses would have a negative effect, which may be material, on our financial condition and results of operations.

We have recently entered into an informal agreement with our regulators to take steps to further strengthen the Bank.

The Bank has entered into an informal agreement with the FDIC and the Idaho Department of Finance to take steps to further strengthen the Bank within specified timeframes, including, among other items, increasing capital by at least $30 million by June 16, 2010 and thereafter maintaining a minimum 10% Tier 1 Capital to Average Assets ratio, not paying dividends from the Bank to the Company without prior approval, achieving staged reductions in the Bank’s adversely classified assets and not engaging in transactions that would materially alter our balance sheet composition. Management has taken numerous steps to satisfy the conditions of the agreement, including seeking and obtaining shareholder approval to increase the Company’s authorized common stock to facilitate raising capital. The Company is actively engaged in negotiations with potential investors for a significant capital raise. However, there can be no assurance that we will be successful in raising the required capital or satisfying all of the other conditions of the agreement within the specified timeframes.

We will pursue additional capital in the future, which likely would dilute the holders of our outstanding common stock and may adversely affect the market price of our common stock.

In the current economic environment, we believe it is prudent to consider alternatives for raising capital when opportunities to raise capital at attractive prices present themselves, in order to further strengthen our capital and better position ourselves to take advantage of opportunities that may arise in the future. In addition, as noted above, we have entered into an informal agreement with our primary regulators to increase capital levels at the Bank. Alternatives for raising capital may include issuance and sale of common or preferred stock, trust preferred securities, or borrowings by the Company, with proceeds contributed to the Bank. Our ability to raise additional capital will depend on, among other things, conditions in the capital markets at the time, which are outside of our control, and our financial performance. We cannot assure you that such capital will be available to us on acceptable terms, if at all. Any such capital raising alternatives likely would dilute the holders of our outstanding common stock and may adversely affect the market price of our common stock.

We incurred a significant loss over the last fiscal year and losses may continue in the future.

During the year ended December 31, 2010 we incurred a net loss applicable to common stockholders of $33.5 million, or a loss of $3.99 per share primarily due to an $11.7 million goodwill impairment charge, an $8.8 million deferred tax asset valuation allowance and a $24.0 million provision for loan losses. During the 2009 fiscal year, we incurred a net loss applicable to common stockholders of $23.6 million, or a loss of $2.82 per common share, primarily due to a $36.3 million expense for the provision for loan losses and $5.4 million in OREO expenses and chargedowns. In light of the current economic environment, significant additional provisions for credit losses may be necessary to supplement the allowance for loan and lease losses in the future. As a result, we may incur significant credit costs, including legal and related collection expenses in 2011, which would continue to have an adverse impact on our financial condition and results of operations and the market price of our common stock. Additional credit losses or impairment charges could cause us to incur a net loss in the future and could adversely affect the price of, and market for, our common stock.

Concentration in real estate loans and the deterioration in the real estate markets we serve could require material increases in our allowance for loan losses and adversely affect our financial condition and results of operations.

The current economic downturn and sluggish recovery is significantly affecting our market area. At December 31, 2010, 63.7% of our loans were secured with real estate as the primary collateral. Further deterioration or a slow recovery in the local economies we serve could have a material adverse effect on our business, financial condition and results of operations due to a weakening of our borrowers’ ability to repay these loans and a decline in the value of the collateral securing them. Our ability to recover on these loans by selling or disposing of the underlying real estate collateral is adversely impacted by declining real estate values, which increases the likelihood we will suffer losses on defaulted loans secured by real estate beyond the amounts provided for in the allowance for loan losses. This, in turn, could require material increases in our allowance for loan losses and adversely affect our financial condition and results of operations, perhaps materially.

Non-performing assets take significant time to resolve and adversely affect our results of operations and financial condition.

At December 31, 2010, our non-performing loans (which consist of non-accrual loans and loans that are 90 days or more past due) were 2.0% of the loan portfolio. At December 31, 2010, our non-performing assets (which also include OREO) were 1.6% of total assets. These levels of non-performing loans and assets are at elevated levels compared to historical norms. Non-performing loans and assets adversely affect us in a variety of ways. Until economic and market conditions improve, we may expect to continue to incur losses relating to elevated levels of non-performing assets. We do not record interest income on non-accrual loans, thereby adversely affecting our net interest income and increasing loan administration costs. When we receive collateral through foreclosures and similar proceedings, we are required to mark the related loan to the then fair market value of the collateral, which may ultimately result in a loss. An increase in the level of non-performing assets also increases our risk profile and may impact the capital levels our regulators believe are appropriate in light of such risks. We utilize various techniques such as loan sales, workouts and restructurings to manage our problem assets. Decreases in the value of these problem assets, the underlying collateral, or in the borrowers’ performance or financial condition, could adversely affect our business, results of operations and financial condition, perhaps materially. In addition, the resolution of non-performing assets requires significant commitments of time from management and staff, which can be detrimental to the performance of their other responsibilities. There can be no assurance that we will not experience increases in non-performing loans and assets in the future.

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

With the suspension of payments on our trust preferred securities and preferred stock, management projects the parent Company’s cash needs to be approximately $500,000 on an annualized basis, and that current resources will be sufficient to meet the parent Company’s projected liabilities at least through April 2011. Management would expect to satisfy any liquidity needs through borrowings or offerings of equity securities, although there can be no assurance as to the availability or terms of such borrowings or equity capital.

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

In 2009, the FDIC imposed a special deposit insurance assessment of five basis points on all insured institutions, and also required insured institutions to prepay estimated quarterly risk-based assessments through 2012.

The Dodd-Frank Act established 1.35% as the minimum deposit insurance fund reserve ratio. The FDIC has determined that the fund reserve ratio should be 2.0% and has adopted a plan under which it will meet the statutory minimum fund reserve ratio of 1.35% by the statutory deadline of September 30, 2020. The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets less than $10 billion of the increase in the statutory minimum fund reserve ratio to 1.35% from the former statutory minimum of 1.15%. The FDIC has not announced how it will implement this offset or how larger institutions will be affected by it.

Despite the FDIC’s actions to restore the deposit insurance fund, the fund will suffer additional losses in the future due to failures of insured institutions. There can be no assurance that there will not be additional significant deposit insurance premium increases, special assessments or prepayments in order to restore the insurance fund’s reserve ratio. Any significant premium increases or special assessments could have a material adverse effect on the Company’s financial condition and results of operations.

We may be required, in the future, to recognize impairment with respect to investment securities, including the FHLB stock we hold.

Our securities portfolio contains whole loan private mortgage-backed securities and currently includes securities with unrecognized losses. The recent national downturn in real estate markets and elevated mortgage delinquency and foreclosure rates have increased credit losses in the portfolio of loans underlying these securities and resulted in substantial discounts in their market values. While these trends appear to have stabilized, any further deterioration in the loans underlying these securities and resulting market discounts could lead to other-than-temporary impairment in the value of these investments. We evaluate the securities portfolio for any other-than-temporary impairment each reporting period, as required by generally accepted accounting principles, and as of December 31, 2010, two securities had been determined to be other than temporarily impaired, with the cumulative impairment totaling $3.2 million. Of this $3.2 million, $0.5 million was recognized as a credit loss through the Company’s income statement for the twelve months ended December 31, 2009. For the twelve months ended December 31, 2010 an additional $0.8 million was recorded as a credit loss through the Company’s income statement. The remaining $1.9 million was recognized in other comprehensive income in 2010 and 2009. There can be no assurance that future evaluations of the securities portfolio will not require us to recognize additional impairment charges with respect to these and other holdings.

In addition, as a condition to membership in the Federal Home Loan Bank of Seattle (“FHLB”), we are required to purchase and hold a certain amount of FHLB stock. Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB. At December 31, 2010, we had stock in the FHLB of Seattle totaling $2.3 million. The FHLB stock held by us is carried at cost and is subject to recoverability testing under applicable accounting standards. The FHLB has discontinued the repurchase of its stock and discontinued the distribution of dividends. As of December 31, 2010, we did not recognize an impairment charge related to our FHLB stock holdings. There can be no assurance, however, that future negative changes to the financial condition of the FHLB may not require us to recognize an impairment charge with respect to such.

Recent levels of market volatility were unprecedented and we cannot predict whether they will return.

The capital and credit markets have been experiencing volatility and disruption for over three years, at times reaching unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain companies without regard to those companies’ underlying financial strength. If similar levels of market disruption and volatility return, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

We operate in a highly regulated environment and we cannot predict the effects of recent and pending federal legislation.

As discussed further in the section “Supervision and Regulation” of this Annual Report on Form 10-K, we are subject to extensive regulation, supervision and examination by federal and state banking authorities. In addition, as a publicly traded company, we are subject to regulation by the Securities and Exchange Commission. Any change in applicable regulations or federal, state or local legislation, or in policies or interpretations or regulatory approaches to compliance and enforcement, income tax laws and accounting principles, could have a substantial impact on us and our operations. Changes in laws and regulations may also increase our expenses by imposing additional fees or taxes or restrictions on our operations. Additional legislation and regulations that could significantly affect our powers, authority and operations may be enacted or adopted in the future, which could have a material adverse effect on our financial condition and results of operations. Failure to appropriately comply with any such laws, regulations or principles could result in sanctions by regulatory agencies or damage to our reputation, all of which could adversely affect our business, financial condition or results of operations.

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

Our profitability is dependent to a large extent upon our net interest income, which is the difference between the interest earned on loans, securities and other interest-earning assets and interest paid on deposits, borrowings, and other interest-bearing liabilities. Because of the differences in maturities and re-pricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect our net interest margin, and, in turn, our profitability. We manage our interest rate risk within established guidelines and generally seek an asset and liability structure that insulates net interest income from large deviations attributable to changes in market rates. However, our interest rate risk management practices may not be effective in a highly volatile rate environment.

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

We evaluate our deferred income tax assets for recoverability based on all available evidence. This process involves significant management judgment about assumptions that are subject to change from period to period based on changes in tax laws, our ability to successfully implement tax planning strategies, or variances between our future projected operating performance and our actual results. We are required to establish a valuation allowance for deferred income tax assets if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred income tax assets may not be realized. In determining the more-likely-than-not criterion, we evaluate all positive and negative available evidence as of the end of each reporting period. In this regard, we established a valuation allowance for deferred income tax assets of $7.4 million at September 30, 2010. An additional $1.4 million valuation allowance was added in the fourth quarter of 2010. Future adjustments to the deferred income tax asset valuation allowance, if any, will be determined based upon changes in the expected realization of the net deferred income tax assets. The realization of the deferred income tax assets ultimately depends on the existence of sufficient taxable income in either the carry back or carry forward periods under the tax law. Net operating loss carryforwards, if any, may be limited should a stock offering or sale of securities cause a change in control as defined in Internal Revenue Code Section 382. In addition, as discussed above, net unrealized built-in losses, as defined in IRC Section 382 may be limited. In addition, risk based capital rules require a regulatory calculation evaluating the Company’s deferred income tax asset balance for realization against estimated pre-tax future income and net operating loss carry backs. Under the rules of this calculation and due to significant estimates utilized in establishing the valuation allowance and the potential for changes in facts and circumstances, it is reasonably possible that we will be required to record adjustments to the valuation allowance in future reporting periods that would materially reduce our risk based capital ratios. Such a charge could also have a material adverse effect on our results of operations, financial condition and capital position.

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

We have issued $27.0 million of Preferred Stock to the U.S. Treasury pursuant to the Troubled Asset Relief Program (“TARP”) Capital Purchase Program. The dividends accrued on the Preferred Stock reduce the net income available to common stockholders and our earnings per common share. The Preferred Stock is cumulative, which means that any dividends not declared or paid will accumulate and will be payable when the payment of dividends is resumed. We have deferred the payment of quarterly dividends on the Preferred Stock, beginning in December 2009. The dividend rate on the Preferred Stock will increase from 5% to 9% per annum five years after its original issuance if not earlier redeemed. If we are unable to redeem the Preferred Stock prior to the date of this increase, the cost of capital to us will increase substantially. Depending on our financial condition at the time, this increase in the Preferred Stock annual dividend rate could have a material adverse effect on our earnings and could also adversely affect our ability to pay dividends on our common shares. Shares of Preferred Stock will also receive preferential treatment in the event of the liquidation, dissolution or winding up of the Company.

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

The holder of the Preferred Stock, currently the U.S. Treasury, may have different interests from the holders of our common stock, and could vote to block the foregoing transactions, even when considered desirable by, or in the best interests of, the holders of our common stock.

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

Pursuant to the terms of the TARP Capital Purchase Program, we are subject to regulations on compensation and corporate governance for the period during which the U.S. Treasury holds our Series A Preferred Stock. These regulations require us to adopt and follow certain procedures and to restrict the compensation we can pay to key employees. Key impacts of the regulations on us include, among other things:

•	ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of Intermountain;

•	a prohibition on cash incentive bonuses to our five most highly-compensated employees, subject to limited exceptions;

•	a prohibition on equity compensation awards to our five most highly-compensated employees other than long-term restricted stock that cannot be sold, other than to pay related taxes, except to the extent the Treasury no longer holds the Series A Preferred Stock;

•	a prohibition on any severance or change-in-control payments to our senior executive officers and next five most highly-compensated employees;

•	a required recovery or “clawback” of any bonus or incentive compensation paid to a senior executive officer or any of the next twenty most highly compensated employees based on financial or other performance criteria that are later proven to be materially inaccurate; and

•	an agreement not to deduct for tax purposes annual compensation in excess of $500,000 for each senior executive officer.

The combined effect of these restrictions may make it more difficult to attract and retain key executives and employees, and the change to the deductibility limit on executive compensation may increase the overall cost of our compensation programs in future periods.

Item 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.	PROPERTIES

At December 31, 2010, the Company operated 19 branch offices, including the main office located in Sandpoint, Idaho. The following is a description of the branch and administrative offices.

				Occupancy
			Date Opened	Status
City and County	Address	Sq. Feet	or Acquired	(Own/Lease)

Panhandle State Bank Branches
IDAHO
(Kootenai County)
Coeur d’Alene(1)	200 W. Neider Avenue Coeur d’Alene, ID 83814	5,500	May 2005	Own building Lease land
Rathdrum	6878 Hwy 53 Rathdrum, ID 83858	3,410	March 2001	Own
Post Falls	3235 E. Mullan Avenue Post Falls, ID 83854	3,752	March 2003	Own
(Bonner County)
Ponderay	300 Kootenai Cut-Off Road Ponderay, ID 83852	3,400	October 1996	Own
Priest River	301 E. Albeni Road Priest River, ID 83856	3,500	December 1996	Own
Sandpoint Center Branch(2)	414 Church Street Sandpoint, ID 83864	11,399	January 2006	Lease
Sandpoint (Drive up)(3)	231 N. Third Avenue Sandpoint, ID 83864	225	May 1981	Own
(Boundary County)
Bonners Ferry	6750 Main Street Bonners Ferry, ID 83805	3,400	September 1993	Own
(Shoshone County)
Kellogg	302 W. Cameron Avenue Kellogg, ID 83837	672	February 2006	Lease land, Own modular unit
Intermountain Community Bank Branches
(Canyon County)
Caldwell	506 South 10th Avenue Caldwell, ID 83605	6,480	March 2002	Own
Nampa	521 12th Avenue S. Nampa, ID 83653	5,000	July 2001	Own
Payette	175 North 16th Street Payette, ID 83661	5,000	September 1999	Own
Fruitland	1710 N. Whitley Dr., Ste A Fruitland, ID 83619	1,500	April 2006	Lease

				Occupancy
			Date Opened	Status
City and County	Address	Sq. Feet	or Acquired	(Own/Lease)

(Washington County)
Weiser	440 E Main Street Weiser, ID 83672	3,500	June 2000	Own
Magic Valley Bank Branches
(Twin Falls County)
Twin Falls	113 Main Ave West Twin Falls, ID 83301	10,798	November 2004	Lease
Canyon Rim(4)	1715 Poleline Road East Twin Falls, ID 83301	6,975	September 2006	Lease
(Gooding County)
Gooding(4)	746 Main Street Gooding, ID 83330	3,200	November 2004	Lease
OREGON
(Malheur County)
Ontario	98 South Oregon St. Ontario, OR 97914	10,272	January 2003	Lease
Intermountain Community Bank Washington Branches
WASHINGTON
(Spokane County)
Spokane Downtown	801 W. Riverside, Ste 400 Spokane, WA 99201	4,818	April 2006	Lease
Spokane Valley	5211 E. Sprague Avenue Spokane Valley, WA 99212	16,000	Sept 2006	Own building Lease land
ADMINISTRATIVE
(Bonner County)
Sandpoint Center(3)	414 Church Street Sandpoint, ID 83864	26,725	January 2006	Lease
(Canyon County)
Nampa Administrative Office	5680 E. Franklin Road, Suite 225 Nampa, ID 83687	2,795	April 2007	Lease
(Kootenai County)
Coeur d’Alene Branch and Administrative Services(1)	200 W. Neider Avenue Coeur d’Alene, ID 83814	17,600	May 2005	Own building Lease land

1)	The Coeur d’Alene branch is located in the 23,100 square foot branch and administration building located at 200 W. Neider Avenue in Coeur d’Alene. The branch occupies approximately 5,500 square feet of this building.

2)	In January 2006, the Company purchased land on an installment contract and subsequently began building the 86,100 square foot Sandpoint Center. The building contains the Sandpoint branch, corporate headquarters, administrative, technical and training facilities, an auditorium and community room and space for other professional tenants. The Company is currently pursuing tenants to occupy the other vacant leasable square footage in this building. In August 2009, the Company sold the building and provided financing for the purchase of the building. Due to the non-recourse financing, the transaction was accounted for using the financing method.

3)	The Sandpoint branch drive-up is located in the 10,000 square foot building which housed the Sandpoint Branch before it was relocated to the Sandpoint Center. The square footage of the drive-up totals 225 square feet. The Company has leased out the remaining space.

4)	In December 2006, the Company entered in agreements to sell the Gooding and Canyon Rim branches, and subsequently lease them back. The sales were completed in January 2007 and the leases commenced in January 2007.

Item 3.	LEGAL PROCEEDINGS

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

Item 4.	[REMOVED AND RESERVED.]

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price and Dividend Information

Bid and ask prices for the Company’s Common Stock are quoted in the Pink Sheets and on the OTC Bulletin Board under the symbol “IMCB.OB” As of February 28, 2011, there were 14 Pink Sheet/Bulletin Board Market Makers. The range of high and low closing prices for the Company’s Common Stock for each quarter during the two most recent fiscal years is as follows:

Quarterly Common Stock Price Ranges

	2010		2009
Quarter	High	Low	High	Low

1st	$2.60	$1.60	$5.20	$3.40
2nd	3.20	1.80	4.00	3.25
3rd	2.25	1.65	3.30	1.90
4th	2.00	1.40	3.50	2.06

At February 28, 2011 the Company had 8,406,578 shares of common stock outstanding held by approximately 2,040 shareholders. As a bulletin board stock, Intermountain’s stock is relatively thinly traded, with daily average volumes totaling 2,413 in 2010 and 3,984 in 2009, respectively.

The Company historically has not paid cash dividends, but may do so in the future. The Company is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. These restrictions may affect the amount of dividends the Company may declare for distribution to its shareholders in the future.

Other than discussed below, there have been no securities of the Company sold within the last three years that were not registered under the Securities Act of 1933, as amended. The Company did not make any stock repurchases during the fourth quarter of 2010.

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

The Preferred Stock has priority over the Company’s Common Stock with regard to the payment of dividends and liquidation distributions. The Preferred Stock qualifies as Tier 1 capital. The agreement with the U.S. Treasury contains limitations on certain actions of the Company including the payment of quarterly cash dividends on the Company’s common stock in excess of current cash dividends paid in the previous quarter and the repurchase of its common stock during the first three years of the agreement. In addition, the Company agreed that, while the U.S. Treasury owns the Preferred Stock, the Company’s employee benefit plans and other executive compensation arrangements for its senior executive officers must comply with Section 111(b) of the Emergency Economic Stabilization Act of 2008.

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

Number of Shares
	Number of Shares		Remaining Available for
	to be Issued Upon	Weighted-Average	Future Issuance Under
	Exercise of	Exercise Price of	Equity Compensation
	Outstanding Options,	Outstanding Options,	Plans (Excluding
	Warrants and Rights	Warrants and Rights	Shares Reflected in
Plan Category	(a)	(b)	Column(a) (c))

Equity compensation plans approved by shareholders	277,792	$6.28	—

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

Total Return Performance

	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010
Intermountain Community Bancorp	$100	$154	$106	$31	$17	$10
SNL Index	$100	$112	$87	$54	$50	$54
Russell 2000	$100	$117	$114	$74	$93	$116

Item 6.	SELECTED FINANCIAL DATA

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

	For the Year Ended December 31, (2)
	2010(1)	2009(1)	2008(1)	2007(1)	2006(1)

INCOME STATEMENT DATA
Total interest income	$46,049	$53,867	$63,809	$72,858	$59,580
Total interest expense	(10,785)	(16,170)	(20,811)	(26,337)	(17,533)

Net interest income	35,264	37,697	42,998	46,521	42,047
Provision for loan losses	(24,012)	(36,329)	(10,384)	(3,896)	(2,148)

Net interest income after provision for losses on loans	11,252	1,368	32,614	42,625	39,899
Total other income	11,024	11,991	13,932	13,199	10,838
Total other expense	(54,894)	(49,630)	(45,372)	(40,926)	(35,960)

Income (loss) before income taxes	(32,618)	(36,271)	1,174	14,898	14,777
Income tax (provision) benefit	882	14,360	80	(5,453)	(5,575)

Net income (loss)	(31,736)	(21,911)	1,254	9,445	9,202
Preferred stock dividend	1,716	1,662	45	—	—

Net income (loss) applicable to common stockholders	$(33,452)	$(23,573)	$1,209	$9,445	$9,202

Net income (loss) per share(2)
Basic	$(3.99)	$(2.82)	$0.15	$1.15	$1.15
Diluted	$(3.99)	$(2.82)	$0.14	$1.10	$1.07

Weighted average common shares outstanding(2)
Basic	8,386	8,361	8,295	8,206	8,035
Diluted	8,386	8,361	8,515	8,605	8,586
Cash dividends per share	—	—	—	—	—

	December 31, (1)
	2010	2009	2008	2007	2006

BALANCE SHEET DATA
Total assets	$1,005,109	$1,079,644	$1,105,555	$1,048,659	$920,348
Net loans(3)	563,228	655,602	752,615	756,549	664,885
Deposits	778,833	819,321	790,412	757,838	693,686
Securities sold subject to repurchase agreements	105,116	95,233	109,006	124,127	106,250
Advances from Federal Home Loan Bank	34,000	49,000	46,000	29,000	5,000
Other borrowings	16,527	16,527	40,613	36,998	22,602
Stockholders’ equity	59,353	88,627	110,485	90,119	78,080

(1)	Certain prior period amounts have been reclassified to conform to the current period’s presentation.

(2)	Earnings per share and weighted average shares outstanding have been adjusted retroactively for the effect of stock splits and dividends, including the 10% common stock dividend effective May 31, 2007.

(3)	Net loans receivable have been adjusted for 2006 to move the allowance for unfunded commitments from the allowance for loan loss, a component of net loans, to other liabilities.

RETURNS ON AVERAGE ASSETS, COMMON SHAREHOLDERS’ EQUITY AND AVERAGE
COMMON SHAREHOLDERS TO AVERAGE ASSETS

For the Years Ended December 31,	2010	2009	2008
	(Dollars in thousands)

Return on Average Assets:
Net earnings (loss) available to common shareholders	(3.04)%	(2.01)%	0.12%
Adjusted net earnings (loss) available to common shareholders(1)	(1.21)%	—	—
Return on Average Common Stockholders’ Equity:
Net earnings (loss) available to common shareholders	(67.35)%	(31.17)%	1.35%
Adjusted net earnings (loss) available to common shareholders(1)	(28.97)%	—	—
Average Tangible Common Stockholders’ Equity to Average Tangible Assets	7.22%	9.28%	8.97%
Average Common Stockholders’ Equity to Average Assets(2)	4.76%	6.95%	8.49%

(1)	Non-GAAP ratios adjusted for Goodwill Impairment charge of $11,662,000 and Deferred Tax Asset Valuation charge of $7,400,000.

(2)	Average common tangible equity is average common stockholders’ equity less average net goodwill and other intangible assets.

Management believes that adjusted return on average assets and return on average equity are meaningful measures of performance. The exclusion of the goodwill impairment of $11.6 million and the deferred tax asset valuation of $7.4 million are relevant as they represent non-cash expenses that are nonrecurring in the normal course of operations. Additionally, management believes tangible common equity and the tangible common equity ratio are meaningful measures of capital adequacy. Management believes the exclusion of certain intangible assets in the computation of tangible common equity and tangible common equity ratio provides a meaningful base for period-to-period and company-to-company comparisons, which management believes will assist investors in analyzing the operating results and capital of the Company. Tangible common equity is calculated as total shareholders’ equity less preferred stock and less goodwill and other intangible assets. In addition, tangible assets are total assets less goodwill and other intangible assets. The tangible common equity ratio is calculated as tangible common shareholders’ equity divided by tangible assets. The tangible common equity and tangible common equity ratio is considered a non-GAAP financial measure and should be viewed in conjunction with the total shareholders’ equity and the total shareholders’ equity ratio.

The adjusted return on average assets, adjusted return on average equity, tangible common equity and tangible common equity ratio are considered non-GAAP financial measures and should be viewed in conjunction with the return on average assets, return on average equity, total shareholders’ equity and the total shareholders’ equity ratio.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto presented elsewhere in this report. This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For a discussion of the risks and uncertainties inherent in such statements, see “Forward-Looking Statements” and “Risk Factors” in Part 1 of this report.

Overview

The Company operates a multi-branch banking system and continues to plan long-term to operate as a community bank in both existing and potentially new markets. Given current economic conditions and short-term market uncertainties, the Company scaled back its expansion plans in 2008, and is currently focused on managing and growing its existing asset portfolio, preserving its capital and liquidity positions, improving operating efficiency and capitalizing on opportunities to selectively grow its core low-cost deposit base.

Longer term, based on opportunities available in the future, the Company plans expansion in markets generally located within the states where it currently operates, and has identified its primary short-term growth markets as Ada County in Idaho, Spokane County, Washington, and counties contiguous to its existing Idaho and eastern Washington markets. However, Intermountain currently has branches in Idaho, Oregon and Washington, which would allow for future expansion in any of these states without the purchase of another financial institution. As economic conditions improve, the Company will pursue a balance of asset and earnings growth by focusing on increasing its market share in its present locations, expanding services sold to existing customers, building new branches and merging and/or acquiring community banks that fit closely with the Bank’s strategic direction.

Management and the Board of Directors remain committed to building a fiscally strong, locally focused community banking organization and further increasing the level of service we provide our targeted customers and communities. Our long-term strategic plan calls for focused earnings growth through maximizing its operating efficiency and resuming managed balance sheet growth. We expect to achieve these goals by employing experienced, knowledgeable and dedicated people and supporting them with strong technology and training. Please see the “Business Strategy and Opportunities” Subsection of Item 1 on page 5 above for a more detailed discussion on the Company’s strengths and potential opportunities.

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

In August 2006, the Company began construction of new headquarters building in Sandpoint, Idaho, now known as the Sandpoint Center. The Company relocated its Sandpoint main branch, corporate headquarters and administrative offices to this building in 2008, with the Company occupying approximately 47,000 square feet. The remaining rentable space is being marketed to prospective tenants who provide complementary services to those of the Bank. In connection with the building, the Company borrowed $23.1 million from an unaffiliated bank. This loan was paid off in August 2009, through the sale of the Sandpoint Center to an unaffiliated third party. The Bank holds the master lease on the Sandpoint Center. Because the Company provided the financing for the purchase of the building on a non-recourse basis, the transaction was accounted for using the financing method.

As economic conditions and the Company’s credit portfolio stabilizes, its near-term focus is beginning to shift. It has spent the past several years overcoming the challenges created by the significant downturn in its markets. In 2009 and 2010, it responded proactively to the challenging economy in a number of different ways. In lending, it tightened loan underwriting standards, actively reduced concentrations of riskier loan types, significantly enhanced its credit administration and credit resolution functions, and more aggressively pursued government-guaranteed and other lower risk lending opportunities. On the deposit side, it maintained its core deposit base while simultaneously reducing its cost of funds through a disciplined approach focused on attracting and retaining low-cost transactional deposits. Intermountain also made significant efficiency gains in many areas, including reducing its workforce by 23% since 2007, and centralizing and automating more of its core deposit and lending functions. These cost reduction gains were more than offset in the past couple years by significantly increased credit costs, but as these abate, the Company’s non-interest expense should reduce significantly.

As 2011 begins, the Company continues to proactively manage its current credit portfolio, but is now more aggressively seeking new quality lending relationships, particularly in the agriculture, commercial and commercial real estate sectors. Management is maintaining its focus on increasing the core deposit base, but at lower pricing. It is also accelerating its cost management efforts, as management believes that strong efficiency gains are critical in the projected slow-growth environment of the near future. Responding to additional regulatory pressure on traditional income sources such as overdraft and debit card fees, management is increasing its focus on enhancing its alternative fee income activities, including trust and investment, cash management and other service fees. It is also evaluating a number of new fee income initiatives.

Longer-term, the Company will continue its focus on expanding market share of targeted customers in its existing markets, and entering new markets in which it can attract and retain strong employees, subject to capital adequacy levels and regulatory approval. Management believes that the economy arising out of the current downturn will present a number of new opportunities for fewer, but stronger, community banks. Its efforts are focused on positioning Intermountain to take advantage of these opportunities, particularly through the acquisition of desirable employees and customers from distressed banks and non-bank institutions. It will also look for opportunities to acquire other community banks in both FDIC- and non-FDIC assisted transactions. The Company has employed these competitive tools to grow market share over the past ten years, since it began expanding beyond its Sandpoint base. During this time period, the Company has grown from eighth overall in market share in the core Idaho and Oregon markets it serves to second, with a consolidated market share of 12.6%. The Company is the market share leader in deposits in five of the eleven counties in which it operates (Source: June 2010 FDIC Survey of Banking Institutions). The Spokane and Boise market areas represent potential future growth markets for the Company, as total market deposits in these two counties exceed by a two-to-one margin the total market deposits in the Company’s other markets. The Company has a relatively small, but growing presence in Spokane County with strong local market talent. The Bank does not have any branches in Ada County, which includes Boise, but has a number of key managers who came from or worked in the Boise area, which would allow for potential entry and expansion into this market in the future. Please see the “Business Strategy and Opportunities,” “Primary Market Area” and “Competition” Subsections of Item 1 beginning on page 5 above for a more detailed discussion on the Company’s strengths, market position and potential opportunities.

Results of Operations

Overview.  Intermountain recorded a net loss applicable to common stockholders of $33.5 million, or $3.99 per diluted share, for the twelve months ended December 31, 2010, compared with net loss applicable to common stockholders of $23.6 million, or $2.82 per diluted share, for the twelve months ended December 31, 2009. The increased loss for 2010 primarily reflected the impacts of an $11.7 goodwill impairment charge and a $7.4 million deferred tax asset valuation allowance charge taken by the Company in the third quarter. Net interest income and other income were down modestly for the year, but were offset by larger reductions in the provision for loan losses and other non-interest expenses. Fourth quarter 2010 results showed significant improvement over the prior quarter and the same period last year. Intermountain recorded a net loss applicable to common stockholders of $1.1 million, or $0.13 per diluted share for the three months ended December 31, 2010, compared with a net loss applicable to common stockholders of $24.7 million or $2.95 per diluted share for the third quarter of 2010 (impacted by the non-cash charges noted above) and a net loss applicable to common stockholders of $9.0 million or $1.07 per diluted share, for the three months ended December 31, 2009.

The annualized return on average assets (“ROAA”) was -3.04% for 2010, but excluding the goodwill impairment charge and the deferred tax asset valuation charge, it was -1.21% for the twelve months ended December 31, 2010. For 2009, the ROAA was -2.01%. The annualized return on average common equity (“ROAE”) was -67.35% and -31.16% for the twelve months ended December 31, 2010 and 2009, respectively. The annualized return on average common equity (“ROAE”), excluding the goodwill impairment charge and the deferred tax asset valuation charge was -28.97% for the twelve months ended December 31, 2010. See Item 6, Selected Financial Data for discussion of non-GAAP financial measures.

The annualized return on average assets (“ROAA”) was -0.25%, -9.37%, and -3.17% for the three months ended December 31, 2010, September 30, 2010 and December 31, 2009, respectively. The annualized return on average common equity (“ROAE”) was -12.39, -212.06%, and -52.55%, for the three months ended December 31, 2010, September 30, 2010 and December 31, 2009, respectively.

The goodwill impairment and the deferred tax asset adjustments noted above total $19.1 million and are non-cash adjustments that do not impact the Company’s current liquidity or underlying operating results. The adjustments also have no impact on the Company’s regulatory capital ratios, as they are both already excluded from the Company’s regulatory capital calculations. The goodwill impairment charge is based upon the results of the goodwill impairment analysis it completed in the third quarter of 2010. Although the lost earnings from the goodwill impairment cannot be reclaimed in future periods, the charge eliminated all of the Company’s remaining goodwill on its balance sheet, so that no further charges are possible unless the Company records goodwill as part of a future transaction. The establishment of the non-cash valuation allowance against the Company’s deferred tax assets (DTA) reflected the Company’s decision under applicable accounting rules to recognize uncertainty in its ability to generate certain levels of future taxable income, given the challenging economic times and its prior losses. The Company analyzes the deferred tax asset on a quarterly basis and may recapture all or a portion of this allowance depending on future profitability.

The following tables set forth reconciliations of non-GAAP financial measures discussed in this report (dollars in thousands):

	Twelve Months Ended		Three Months Ended
	December 31		December 31
	2010	2009	2010	2009

Net income (loss)	$(31,736)	$(21,911)	$(626)	$(8,548)
Less tax benefit	(882)	(14,360)	—	(5,217)
Less goodwill impairment	11,662	—	—	—
Less deferred tax asset valuation	7,400	—	—	—

Total loss before income tax benefit, excluding Goodwill Impairment	$(13,556)	$(36,271)	$(626)	$(13,765)

Both interest expense and other operating expense, excluding the goodwill impairment, decreased significantly from 2009. Interest income also declined, reflecting a more conservative asset mix emphasizing safety and liquidity and the impact of lower interest rates, particularly on the Company’s marketable securities portfolio. Other income was down from 2009 as a result of smaller gains on the sale of securities than was recorded in 2009. Excluding the impact of these sales, the Company generally had higher fee and other non-interest income revenue than in 2009. See Item 6, Selected Financial Data for discussion of non-GAAP financial measures.

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

As of December 31, 2010, assets totaled $1.01 billion, a decrease of $74.5 million or 6.9% from the prior year, reflecting conservative balance sheet management in light of the weak economy. In 2009, assets totaled $1.08 billion, a 2.3% decrease from $1.11 billion at December 31, 2008. The Company decreased net loans receivable by $92.4 million or 14.1% in 2010, and by $97.0 million in 2009. Loan balance decreases reflect a combination of lower borrowing demand, tighter underwriting standards and aggressive management and disposition of problem assets. Total deposits also decreased by $40.5 million or 4.9% in 2010, following a $28.9 million increase in 2009, as the Company allowed higher rate brokered and other non-relationship deposits to roll off, given the high levels of liquidity on the balance sheet.

Net Interest Income

The Company’s net interest income for the year ended December 31, 2010 was $35.3 million, a decrease of $2.4 million from the prior year. The decrease in net interest income resulted from a combination of a shift in the mix of the Company’s assets to more conservative, lower-yielding assets and lower yields on its securities portfolio. Most of the negative impact on interest income from these sources was offset by decreases in interest expense on the Company’s interest bearing liabilities. The net interest margin for the year ended December 31, 2010 was 3.77%, as compared to 3.81% for 2009 and 4.50% for 2008. A volatile interest rate environment, in which rates on interest earning assets declined more rapidly and further than rates on interest-bearing liabilities produced most of the decrease in the Company’s margin during 2009 and 2008.

The following table provides information on net interest income for the past three years, setting forth average balances of interest-earning assets and interest-bearing liabilities, the interest income earned and interest expense recorded thereon and the resulting average yield-cost ratios.

Average Balance Sheets and Analysis of Net Interest Income

	For the Year Ended December 31, 2010
	Average	Interest Income/	Average
	Balance	Expense	Yield
	(Dollars in thousands)

Loans receivable, net(1)	$632,761	$38,020	6.01%
Securities(2)	199,819	7,793	3.90
Federal funds sold	102,109	236	0.23

Total earning assets	934,689	46,049	4.93%
Cash and cash equivalents	18,691
Office property and equipment, net	41,293
Other assets	47,897

Total assets	$1,042,570

Time deposits of $100,000 or more	$127,173	$3,065	2.41%
Other interest-bearing deposits	517,438	4,681	0.90
Short-term borrowings	69,232	2,005	2.90
Other borrowed funds	79,060	1,034	1.31

Total interest-bearing liabilities	792,903	10,785	1.36%
Noninterest-bearing deposits	161,877
Other liabilities	9,238
Stockholders’ equity	78,552

Total liabilities and stockholders’ equity	$1,042,570

Net interest income		$35,264

Net interest margin			3.77%

Average Balance Sheets and Analysis of Net Interest Income

	For the Year Ended December 31, 2009
	Average	Interest Income/	Average
	Balance	Expense	Yield
	(Dollars in thousands)

Loans receivable, net(1)	$736,568	$43,611	5.92%
Securities(2)	201,709	10,079	5.00
Federal funds sold	50,387	177	0.35

Total earning assets	988,664	53,867	5.45%
Cash and cash equivalents	18,904
Office property and equipment, net	43,238
Other assets	29,769

Total assets	$1,080,575

Time deposits of $100,000 or more	$142,831	$4,338	3.04%
Other interest-bearing deposits	524,901	8,001	1.52
Short-term borrowings	92,507	2,347	2.54
Other borrowed funds	62,900	1,484	2.36

Total interest-bearing liabilities	823,139	16,170	1.96%
Noninterest-bearing deposits	151,640
Other liabilities	3,011
Stockholders’ equity	102,785

Total liabilities and stockholders’ equity	$1,080,575

Net interest income		$37,697

Net interest margin			3.81%

Average Balance Sheets and Analysis of Net Interest Income

	For the Year Ended December 31, 2008
	Average	Interest Income/	Average
	Balance	Expense	Yield
	(Dollars in thousands)

Loans receivable, net(1)	$779,854	$55,614	7.13%
Securities(2)	155,025	7,998	5.16
Federal funds sold	19,937	197	0.99

Total earning assets	954,816	63,809	6.68%
Cash and cash equivalents	22,591
Office property and equipment, net	44,372
Other assets	19,295

Total assets	$1,041,074

Time deposits of $100,000 or more	$130,729	$5,176	3.96%
Other interest-bearing deposits	475,990	9,464	1.99
Short-term borrowings	121,055	4,385	3.62
Other borrowed funds	70,374	1,786	2.54

Total interest-bearing liabilities	798,148	20,811	2.61%
Noninterest-bearing deposits	145,924
Other liabilities	6,706
Stockholders’ equity	90,296

Total liabilities and stockholders’ equity	$1,041,074

Net interest income		$42,998

Net interest margin			4.50%

(1)	Non-accrual loans are included in the average balance, but interest on such loans is not recognized in interest income.

(2)	Municipal interest income is not presented on a tax-equivalent basis, and represents a small portion of total interest income.

The following rate/volume analysis depicts the increase (decrease) in net interest income attributable to (1) interest rate fluctuations (change in rate multiplied by prior period average balance), (2) volume fluctuations (change in average balance multiplied by prior period rate) and (3) volume/rate (changes in rate multiplied by changes in volume) when compared to the preceding year.

Changes Due to Volume and Rate 2010 versus 2009

	Volume	Rate	Volume/Rate	Total
	(Dollars in thousands)

Loans receivable, net	$(6,146)	$646	$(91)	$(5,591)
Securities	(94)	(2,212)	20	(2,286)
Federal funds sold	182	(61)	(62)	59

Total interest income	(6,058)	(1,627)	(133)	(7,818)
Time deposits of $100,000 or more	(476)	(896)	99	(1,273)
Other interest-bearing deposits	(114)	(3,252)	46	(3,320)
Borrowings	(210)	(329)	(253)	(792)

Total interest expense	(800)	(4,477)	(108)	(5,385)

Net interest income	$(5,258)	$2,850	$(25)	$(2,433)

Changes Due to Volume and Rate 2009 versus 2008

	Volume	Rate	Volume/Rate	Total
	(Dollars in thousands)

Loans receivable, net	$(3,087)	$(9,440)	$524	$(12,003)
Securities	2,408	(252)	(75)	2,081
Federal funds sold	301	(127)	(194)	(20)

Total interest income	(378)	(9,819)	255	(9,942)
Time deposits of $100,000 or more	479	(1,206)	(111)	(838)
Other interest-earning deposits	972	(2,209)	(226)	(1,463)
Borrowings	(1,224)	(1,440)	324	(2,340)

Total interest expense	227	(4,855)	(13)	(4,641)

Net interest income	$(605)	$(4,964)	$268	$(5,301)

Net Interest Income — 2010 Compared to 2009

The Company’s net interest income decreased to $35.3 million in 2010 from $37.7 million in 2009. The net interest income change attributable to volume changes was an unfavorable $5.3 million from 2009 as the volume of higher yielding assets, particularly loans, decreased significantly, overwhelming positive volume changes in Fed Funds Sold on the asset side and in all interest-bearing liabilities. Overall, rate changes had a $2.9 million favorable impact on net interest income in 2010, as rate reductions on all interest-bearing liabilities and positive rate impacts on the loan portfolio from lower non-accrual loans offset rate reductions in the Company’s securities portfolio. The separate volume and rate changes along with a $25,000 decrease due to the interplay between rate and volume factors created the $2.4 million overall decrease in net interest income for 2010.

The yield on interest-earning assets decreased 0.52% in 2010 from 2009, while the cost of interest-bearing liabilities decreased 0.53% during the same period. The earning-asset yield was significantly impacted by the shift in the mix of Company assets from the higher-yielding loan portfolio to lower-yielding fixed income securities and Fed Funds Sold, as a result of conservative liquidity management, lower loan demand, and aggressive problem asset resolution. Rates paid on Fed Funds Sold remained between 0.00% and 0.25% throughout 2010, meaning that the $101.1 million in average Fed Funds Sold balances earned only minimal income.

The yield on the Company’s loans, at 6.01%, was up modestly from the prior year, primarily as a result of lower interest reversals on non-accrual and other problem loans than it experienced in 2009. The Bank maintained about 56% of its portfolio as variable rate loans, which were stable but at relatively low rates as market rates remained very low all year. The Bank sought to moderate this impact by continuing to maintain floors on its variable rate loans, and emphasizing the higher yielding commercial, agricultural and commercial real estate segments of its loan portfolio. Non-accrual loans were down from 2009, but still had an impact on net interest income, as the Company reversed $794,000 in interest income on loans placed on non-accrual status and problem loans. Problem loans include loans charged off directly or transferred to OREO. This resulted in an 0.08% decrease in loan yield over what would have been experienced without the non-accrual loans. The investment securities portfolio experienced a 1.10% decrease in yield in 2010 as spreads tightened on most fixed income securities, prepayments on mortgage-backed securities increased, and the Company maintained a short duration in its investment portfolio to position it for anticipated future higher market rates.

The Company lowered its interest expense by $5.4 million or 33% during 2010. Active management strategies, low market rates, and decreased competition reduced the average cost on its interest-bearing liabilities from 1.66% to 1.13% of average earning assets, while maintaining its solid relationship-based deposit base. Management focused on eliminating or reducing funding costs on wholesale sources and non-relationship deposits during 2010, while protecting its local core deposit franchise. Its cost of deposits decreased from 1.51% to 0.96% and the cost of other borrowings and FHLB advances decreased from 2.47% to 2.05%. The Company maintains 20% of its average total deposits a relatively high percentage as compared to its peer group, in non-interest bearing demand deposits, which provide a low-cost funding source in low interest rate environments but holds even more value in higher interest rate environments.

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

While the significant market rate declines in 2008 and early 2009 also reduced the Company’s interest-bearing liability costs, liability rate decreases lagged behind asset yield changes. The Company experienced pressure on its deposit rates from some distressed and deposit-starved competitors, which continued to offer higher than market rates. These market conditions particularly impacted time and higher-balance money market rates, which resulted in both smaller and later declines than in the rates earned on loans and Fed Funds Sold. The overall result was a drop of 0.65% in the interest expense rate during the year.

Provision for Losses on Loans & Credit Quality.

Management’s policy is to establish valuation allowances for estimated losses by charging corresponding provisions against income. This evaluation is based upon management’s assessment of various factors including, but not limited to, current and anticipated future economic trends, historical loan losses, delinquencies, and underlying collateral values, as well as current and potential risks identified in the portfolio. See the “Loan Portfolio” discussion in the “Item 1- Business” section beginning on page 11 of this report for additional information on asset quality, loan portfolio trends and provision for loan loss trends.

The provision for losses on loans totaled $24.0 million for the year ended December 31, 2010, compared to a provision of $36.3 million for the year ended December 31, 2009. Net chargeoffs in 2010 totaled $28.2 million compared to $36.2 million for 2009. The following table summarizes provision and loan loss allowance activity for the periods indicated.

Trend Analysis of the Allowance for Loan Losses

	December 31,
	2010	2009	2008	2007(1)	2006(1)(2)
	(Dollars in thousands)

Balance Beginning January 1	$(16,608)	$(16,433)	$(11,761)	$(9,837)	$(8,100)
Charge-Offs
Commercial loans	10,603	5,037	1,486	886	283
Commercial real estate loans	5,610	3,194	186	8	—
Commercial construction loans	1,393	4,982	663	—	—
Land and land development loans	8,622	19,817	2,820	580	—
Agriculture loans	1,055	988	162	50	—
Multifamily loans	16	53	—	—	—
Residential loans	2,019	1,598	173	—	9
Residential construction loans	101	241	—	—	—
Consumer Loans	490	1,001	703	520	501
Municipal Loans	—	—	—	—	—

Total Charge-offs	29,909	36,911	6,193	2,044	793
Recoveries
Commercial Loans	(628)	(144)	(53)	(34)	(8)
Commercial real estate loans	(311)	—	(1)	—	—
Commercial construction loans	(391)	(1)	—	—	—
Land and land development loans	(175)	(347)	(198)	—	—
Agriculture loans	(31)	—	—	(1)	—
Multifamily loans	—	—	—	—	—
Residential Loans	(50)	(9)	—	(10)	(4)
Residential construction loans	—	—	—	—	—
Consumer Loans	(158)	(256)	(229)	(30)	(435)
Municipal Loans	—	—	—	—	—

Total Recoveries	(1,744)	(757)	(481)	(75)	(447)
Net charge-offs	28,165	36,154	5,712	1,969	346
Transfers	—	—	—	3	65
Provision for losses on loans	(24,012)	(36,329)	(10,384)	(3,896)	(2,148)
Sale of loans	—	—	—	—	—

Balance at end of period	$(12,455)	$(16,608)	$(16,433)	$(11,761)	$(9,837)
Ratio of net charge-offs to loans outstanding	4.89%	5.38%	0.75%	0.26%	0.06%
Allowance — Unfunded Commitments
Balance Beginning January 1	$(11)	$(13)	$(18)	$(482)	$(417)
Adjustment	(6)	2	5	467	—
Transfers	—	—	—	(3)	(65)

Allowance — Unfunded Commitments at end of period	$(17)	$(11)	$(13)	$(18)	$(482)

(1)	The allowance analysis has been adjusted for the periods 2007 and 2006 to segregate the allowance for loan losses from an allowance for unfunded commitments, per new bank regulatory guidance issued in 2007.

(2)	The detail for allowance analysis breakout categories was not available in 2006.

The decrease in the loan loss allowance is due primarily to the reduction in the loan portfolio and the level of classified and non-performing loans over the same period. Chargeoffs outpaced the loan loss provision in 2010 due to management’s aggressive reduction of problem credits during 2010. In addition, in the third quarter of 2010, one large commercial credit was charged off in the amount of $4.5 million for which some recovery is anticipated in future periods.

The weak local and national economy continued to have significant negative impacts on the Company’s loan portfolio in 2010. Credit losses were lower than in 2009, but were still at levels far higher than the Company has experienced in the past. While still elevated, losses in construction and development loans subsided in 2010, as the Company worked aggressively in 2010 and prior years to reduce the exposure in this portfolio. Reflecting national and regional trends, the Company experienced higher losses in both commercial and commercial real estate loans in 2010, as the impacts of the prolonged economic downturn cycled into these sectors during the year. Commercial loan losses were also heavily impacted by one significant relationship which was restructured in 2010, and for which the Company anticipates some recovery in future years. Losses in most other loan segments were either stable or down from the prior year.

Geographically, the concentration of losses migrated from southern Idaho to northern Idaho as 2010 progressed. Southern Idaho felt the impact of the recession and real estate downturn earlier and more deeply, as it had more excess real estate inventory than other areas. Northern Idaho economic impacts were tied more closely to the prolonged downturn and high unemployment rates. Real estate inventory levels are not as high in northern Idaho and eastern Washington, and the borrowers are generally more stable, longer-term residents of the area. As a result, the Company experienced lower overall default rates and lower loss rates on those loans that defaulted in the north than it did in its southern markets.

The Company responded to the volatile credit environment by adjusting its allowance for loan losses throughout 2009 and 2010. Generally the allowance decreased throughout 2010 as the volume of problem assets declined, and ended the year at $12.5 million or 2.16% of total loans, as compared to 2.47% at the end of 2009. At December 31, 2010, the allowance for loan losses totaled 108.1% of non-performing loans (“NPLs”), up from 87.2% at year end 2009. The higher coverage of NPLs reflects a considerable reduction in NPLs during the course of 2010 as the Company moved aggressively to resolve or liquidate these loans. After peaking at $25.1 million, or 3.43% of total loans in July 2009, the allowance declined to $16.6 million or 2.47% of total loans at the end of 2009. The 2010 ending allowance still reflected higher levels of problem assets and heightened concerns about current economic and market conditions. However, management believes that it has already incurred the most significant losses and reduced its concentrations in riskier assets, particularly its residential land and construction portfolio.

Given the current distressed and volatile credit environment, management continues to evaluate and adjust the loan loss allowance carefully and frequently to reflect the most current information available concerning the Company’s markets and loan portfolio. In its evaluation, management considers current economic and borrower conditions in both the pool of loans subject to specific impairment (“FAS 114 pool”), and the pool subject to a more generalized allowance based on historical and other factors (“FAS 5 pool”). The following table includes this information, (dollars in thousands):

	December 31
	2010	2009

FAS 5 Allocation	$8,235	$10,234
Impaired Allocation	4,220	6,374

Allowances for Loan Loss	$12,455	$16,608

The reduction in the reserve from 2009 to 2010 reflects reductions in both the amount allocated to the impaired loan pool and the FAS 5 allocation. The Company has proactively managed its problem loans to lower the total number and volume of loans that are impaired. When a loan is characterized as impaired, the Company performs a specific evaluation of the loan, focusing on potential future cash flows likely to be generated by the loan, current collateral values underlying the loan, and other factors such as government guarantees or guarantor support that may impact repayment. Based on this evaluation, it sets aside a specific reserve for this loan and/or charges down the loan to its net realizable value (selling price of collateral less estimated closing costs) if it is unlikely that the Company will receive any cash flow beyond the amount obtained from liquidation of the collateral. If the loan continues to be impaired, management periodically re-evaluates the loan for additional potential impairment, and charges it down or adds to reserves if appropriate. On the pool of loans not subject to specific impairment, management evaluates both regional and loan-specific historical loss trends to develop its base reserve level on a loan-by-loan basis. It then modifies those reserves by considering the risk grade of the loan, current economic conditions, the recent trend of defaults, trends in collateral values, underwriting and other loan management considerations, and unique market-specific factors such as water shortages or other natural phenomena. Given the continuing high level of problem assets, uncertain economic conditions, and regulatory pressure, it is reasonably likely that the Company’s reserve levels will remain higher than those it maintained prior to 2008 for a sustained period of time.

General trending information with respect to non-performing loans, non-performing assets, and other key portfolio metrics is as follows (dollars in thousands):

Credit Quality Trending

	At December 31,
	2010	2009	2008	2007	2006
	(In thousands)

Loans past due in excess of 90 days and still accruing	$66	$586	$913	$797	$87
Non-accrual loans	11,451	18,468	26,365	5,569	1,201

Total non-performing loans	11,517	19,054	27,278	6,366	1,288
OREO	4,429	11,538	4,541	1,682	795

Total non-performing assets (“NPAs”)	$15,946	$30,592	$31,819	$8,048	$2,083

Classified loans(1)	$54,085	$77,175	$53,847	$18,643	$10,165
Troubled debt restructured loans(2)	$4,838	$4,604	$13,424	$—	$—
Total allowance related to non-accrual loans	$1,192	$965	$6,856	$585	$531
Interest income recorded on non-accrual loans	$848	$1,126	$1,193	$270	$230
Non-accrual loans as a percentage of net loans receivable	2.03%	2.82%	3.50%	0.74%	0.18%
Total non-performing loans as a % of net loans receivable	2.04%	2.91%	3.62%	0.84%	0.19%
Allowance for loan losses (“ALLL”) as a % of non-performing loans	108.1%	87.2%	60.2%	184.7%	763.7%
Total NPA as a % of total assets(3)	1.59%	2.83%	2.88%	0.77%	0.23%
Total NPA as a % of tangible capital + ALLL (“Texas Ratio”)(3)	22.30%	32.85%	27.75%	8.99%	2.76%
Loan Delinquency Ratio (30 days and over)	0.55%	1.06%	0.90%	0.40%	0.15%

(1)	Classified loan totals are inclusive of non-performing loans and may also include troubled debt restructured loans, depending on the grading of these restructured loans.

(2)	Represents accruing restructured loans performing according to their modified terms. Restructured loans that are not performing according to their modified terms are included in non-accrual loans. No other funds are available for disbursement on restructured loans.

(3)	NPAs include both nonperforming loans and OREO.

The $7.0 million decrease in non-accrual loans from December 31, 2009 to December 31, 2010 resulted from a combination of aggressive efforts by our special assets team to work out or liquidate these loans and chargedowns in cases where there was a collateral deficiency. This team continued to migrate properties through the collections process and made steady progress in reducing overall levels of both classified and non-accrual loans through multiple management strategies, including borrower workouts, individual asset sales to local and regional investors, and a limited number of bulk sales and auctions of like properties. NPAs fell $14.6 million from December 31, 2009, and totaled 1.59% of total assets at December 31, 2010, down from 2.83% at the preceding year end. NPAs reached their peak of $47.7 million in May 2009 and have trended down since then. The Company continues to monitor its non-accrual loans closely and revalue the collateral on a periodic basis. This re-evaluation may create the need for additional write-downs or additional loss reserves on these assets. Loan delinquencies (30 days or more past due) also declined to 0.55% from 1.06% of total loans at the end of December 31, 2009, reflecting stronger performance in the general loan portfolio. Loan delinquencies (30 days or more past due) reached their peak in April 2009 at a rate of 3.10%.

The following tables provide additional trending and geographical information on the Company’s NPAs:

Nonperforming Asset Trending By Category

	December 31,	September 30,	June 30,	March 31,	December 31,
	2010	2010	2010	2010	2009
	(Dollars in thousands)

Commercial loans	$3,859	$4,394	$3,364	$5,282	$2,653
Commercial real estate loans	4,354	4,882	4,760	6,766	5,235
Commercial construction loans	69	1,662	1,931	3,858	3,133
Land and land development loans	3,368	7,266	11,625	12,989	14,055
Agriculture loans	582	934	524	250	834
Multifamily loans	—	112	112	—	135
Residential real estate loans	3,213	3,524	3,982	4,040	3,195
Residential construction loans	112	2	193	1,173	1,264
Consumer loans	389	12	28	21	88

Total NPAs by Categories	$15,946	$22,788	$26,519	$34,379	$30,592

				E. Oregon,			% of Loan
	North Idaho —	Magic		SW Idaho			Type to Total
NPAs by location	Eastern	Valley	Greater	Excluding			Non-Performing
December 31, 2010	Washington	Idaho	Boise Area	Boise	Other	Total	Assets
	(Dollars in thousands)

Commercial loans	$2,927	$415	$135	$352	$30	$3,859	24.2%
Commercial real estate loans	1,714	46	453	413	1,728	4,354	27.3%
Commercial construction loans	69	—	—	—	—	69	0.4%
Land and land development loans	2,600	49	250	269	200	3,368	21.1%
Agriculture loans	—	—	157	22	403	582	3.7%
Multifamily loans	—	—	—	—	—	—	0.0%
Residential real estate loans	2,013	102	652	259	187	3,213	20.2%
Residential construction loans	112	—	—	—	—	112	0.7%
Consumer loans	386	3	—	—	—	389	2.4%

Total	$9,821	$615	$1,647	$1,315	$2,548	$15,946	100.0%

Percent of total NPAs	61.6%	3.9%	10.3%	8.2%	16.0%	100.0%
Percent of NPAs to total loans in each region(1)	3.0%	1.3%	2.5%	1.2%	9.7%	2.8%

				E. Oregon,			% of Loan
	North Idaho —	Magic		SW Idaho			Type to Total
NPA by location	Eastern	Valley	Greater	Excluding			Non-Performing
12/31/2009	Washington	Idaho	Boise Area	Boise	Other	Total	Assets
	(Dollars in thousands)

Commercial loans	$2,194	$303	$28	$128	$—	$2,653	8.7%
Commercial real estate loans	3,096	1,182	399	527	31	5,235	17.1%
Commercial construction loans	3,133	—	—	—	—	3,133	10.4%
Land and land development loans	6,568	1,153	2,337	1,122	2,875	14,055	45.9%
Agriculture loans	—	—	521	313	—	834	2.7%
Multifamily loans	—	135	—	—	—	135	0.4%
Residential real estate loans	2,194	—	422	199	380	3,195	10.4%
Residential construction loans	1,264	—	—	—	—	1,264	4.1%
Consumer loans	64	18	6	—	—	88	0.3%

Total	$18,513	$2,791	$3,713	$2,289	$3,286	$30,592	100.0%

Percent of total NPAs	60.5%	9.1%	12.1%	7.5%	10.8%	100.0%
Percent of NPAs to total loans in each region(1)	5.0%	5.19%	4.5%	1.7%	9.5%	4.6%

(1)	NPAs include both nonperforming loans and OREO

The volume of non-performing residential land and construction assets has declined rapidly since December 2009 and no longer comprises the majority of NPAs. This reflects the Company’s aggressive effort in resolving or liquidating these assets quickly to reduce future exposure in this portfolio. NPAs are now relatively evenly split between commercial, commercial real estate, construction and development, and residential real estate loan segments, reflecting the ongoing impacts on all loan types of the challenging economy. Commercial and residential real estate NPAs increased moderately since the end of 2009, but were offset by decreases in commercial real estate and agricultural NPAs. The top 10 non-performing loans totaled $4.7 million, or 41% of total non-performing loans and the top 10 OREO properties accounted for 50% of the OREO balance.

The geographic distribution of NPAs generally correlates with the distribution of the overall loan portfolio, except that the percent of total NPAs in the “North Idaho -Eastern Washington region” is slightly higher than the percent of the loan portfolio in this region, and correspondingly, the percent of total NPAs in the “E. Oregon, SW Idaho excluding Boise” and “Magic Valley” regions are lower. This reflects generally stronger economic conditions in the Southwest Idaho market outside Boise as a result of its agricultural base. It also reflects aggressive efforts to reduce exposure in the “Greater Boise” area region in 2008 and 2009. The “Other” NPAs total is largely comprised of one commercial property in Nevada.

All NPAs are reported at the Company’s best estimate of net realizable value. The Company has evaluated the borrowers and the collateral underlying these loans and determined the probability of recovery of the loans’ principal balance. Given the volatility in the current market, the Company continues to monitor these assets closely and revalue the collateral on a frequent and periodic basis. This re-evaluation may create the need for additional write-downs or additional loss reserves on these assets.

At December 31, 2010 and 2009, classified loans (loans with risk grades 6, 7 or 8) by loan type are as follows (dollars in thousands):

	December 31,
Classified Loans	2010	2009

Commercial loans	$14,069	$11,685
Commercial real estate loans	15,807	12,409
Commercial construction loans	7,832	15,554
Land and land development loans	8,040	20,136
Agriculture loans	2,380	9,637
Multifamily loans	—	695
Residential real estate loans	4,477	5,433
Residential construction loans	277	1,165
Consumer loans	1,203	461
Municipal loans	—	—

Total classified loans	$54,085	$77,175

Classified loans are loans for which management believes it may experience some problems in obtaining repayment under the contractual terms of the loan, and are inclusive of the Company’s non-accrual loans. However, categorizing a loan as classified does not necessarily mean that the Company will experience any or significant loss of expected principal or interest.

While still elevated, classified loans dropped by $23 million, or 29.9% in 2010. The total balance of classified loans reached a peak of $96.2 million in July 2009, and has been reduced by 43.8% since then, as a result of the workout and disposition efforts of the Company’s special assets team. As a percentage of the Company’s net loans, classified loans reached a peak of 13.9% in November 2009, dropped to 11.8% of net loans at the end of 2009, and totaled 9.6% at the end of 2010.

The decrease in classified loans from 2009 to 2010 largely reflects decreases in the construction and land development loan segments. These segments represented the highest loss exposure for the Company, and were a priority to resolve and liquidate rapidly. The reductions were a combination of loan sales, movement to OREO and subsequent liquidation, and writedowns. The Company also experienced decreases in classified agricultural and residential real estate loans, primarily through either upgrade of the loans or liquidation with very limited losses. 2010 was a strong year for agribusiness, creating strong performance and lowering exposure risk in this segment of the Company’s portfolio. In contrast, commercial and commercial real estate classified loans increased moderately during the year. The increase in these segments reflects the impact of the prolonged economic downturn and challenging real estate conditions throughout the Company’s market area. Unemployment rates continued at high levels, placing additional stress on businesses. This resulted in more borrowers experiencing difficulties in maintaining their ability to service the Company’s debts. At the same time, real estate and other collateral valuations remained depressed, reducing the ability of borrowers or the Bank to liquidate assets or rely on other repayment sources to cover shortfalls in the cash flow required to service their debts.

As with NPAs, the geographical distribution of the Company’s classified loans reflects the distribution of the Company’s loan portfolio, with higher distributions in the “North Idaho/Eastern Washington” region, and decreased levels in southern Idaho. As noted above, the Company worked rapidly to reduce its exposure in the Greater Boise area, and the other southern Idaho regions have strong agri-business components. In general, the Company believes that its loss exposure to classified loans in northern Idaho and eastern Washington will be less, because of stronger, local borrower relationships and generally higher real estate and other collateral values.

Local economies and real estate valuations appeared to stabilize in the latter part of 2010. However, significant improvement is not forecast for at least the balance of 2011. Based on local forecasts, full recovery is likely to occur slowly and over a multi-year period. As such, management believes that classified loans, non-performing assets, and credit losses will likely continue to decline in 2011, but remain at historically high levels as compared to the years prior to 2008. If this holds true, the Company’s allowance for loan losses would likely remain at higher levels than its historical experience prior to 2008 as well. Given market volatility and future uncertainties, management cannot assure nor guarantee the accuracy of these future forecasts.

Management continues to focus its efforts on managing down the level of non-performing assets, classified loans and delinquencies. It uses a variety of analytical tools and an integrated stress testing program involving both qualitative and quantitative modeling to assess the current and projected state of its credit portfolio. The results of this program are integrated with the Company’s capital and liquidity modeling programs to manage and mitigate future risk in these areas as well. In early 2010 and again in early 2011, the Company contracted with an independent loan review firm to further evaluate and provide independent analysis of its portfolio and make recommendations for portfolio management improvement. In particular, the reviews quantified and stratified the loans in the Bank’s portfolio based upon layered risk, product type, asset class, loans- to-one borrower, and geographic location. The purpose of the reviews was to provide an independent assessment of the potential imbedded risks and dollar exposure within the Bank’s loan portfolio. The scope of the original review included loans representing over 80% of the total loan portfolio and included specific asset evaluations and loss forecasts for the majority of the loan portfolio. The review in 2011 was slightly smaller in scope, but still comprised almost 80% of the total portfolio. The firm employed seasoned financial and commercial lending personnel to complete the individual loan reviews. Based on its evaluation of both external and internal loan review results and a comparison of the 2010 internal and external loss projections against actual losses, management does not believe that it needs to materially alter its 12-month forward loss projections. It has and continues to incorporate a number of the recommendations made by the review firm into its ongoing credit management process.

Other Income

The following table details dollar amount and percentage changes of certain categories of other income for the three years ended December 31.

			Percent			Percent
	2010	% of	Change	2009	% of	Change	2008	% of
Other Income	Amount	Total	Prev. Yr	Amount	Total	Prev. Yr.	Amount	Total
	(Dollars in thousands)

Fees and service charges	$7,133	65%	3%	$6,948	58%	(6)%	$7,394	53%
Loan related fee income	3,061	28	5	2,913	24	(4)	3,029	22
BOLI income	368	3	2	360	3	11	324	2
Other-than-temporary credit impairment on investment securities	(828)	(8)	(57)	(526)	(4)	—	—	—
Net gain (loss) on sale of securities	349	3	(81)	1,795	15	(18)	2,182	16
Other income	941	9	88	501	4	(50)	1,011	7

Total	$11,024	100%	(8)%	$11,991	100%	(14)%	$13,940	100%

Total other income was $11.0 million and $12.0 million for the twelve months ended December 31, 2010 and 2009, respectively, with the decrease largely resulting from a $1.4 million reduction in gains on the sale of investment securities.

Fees and service charges earned on deposit, trust and investment accounts continue to be the Company’s primary sources of other income. Fees and service charges for the twelve month period ended December 31, 2010 totaled $7.1 million versus $6.9 million for the same period last year, reflecting additional trust, investment services, and debit card income. Increases in these fees offset a 17.2% decrease in overdraft charges, as the Company implemented new federal regulations on overdraft charges that came into effect in July 2010. The Company anticipates that further regulations arising from the Dodd-Frank Act may continue to negatively impact fee income, particularly income earned on overdraft and debit card activity. The Company is evaluating new fee structures, and implementing additional training and marketing programs to further enhance fee income through reduced waivers, increased pricing and additional cross-selling of other services to offset these potential impacts. Amidst the changing regulatory environment, it also continues to evaluate fees for all of its services to identify new opportunities that may arise.

Loan related fee income increased by $148,000, or 5.1%, for the twelve months ended December 31, 2010 compared to one year ago as a result of additional servicing income and higher mortgage lending fees. The Company has restructured its mortgage banking function to enhance origination volume and income, and continues to build its servicing portfolio to improve customer service and provide a more stable source of fee income in the future.

For the twelve-month period, gains on sales of securities totaled $349,000 in 2010 versus $1.8 million in the same period of 2009. The credit loss on impaired securities increased from $526,000 for the twelve months ended December 31, 2009 to $828,000 for the twelve months ended December 31, 2010, as the Company continued to experience impairments on two non-government-guaranteed mortgage backed securities.

Bank-owned life insurance (“BOLI”) income was relatively flat from the prior year as yields were stable and the Company did not purchase or liquidate BOLI assets. Other non-interest income increased $440,000, reflecting higher secured credit card contract income and lower loss on sales of assets in 2010. Income from the secured credit card contract is expected to increase over the next quarter based on higher pricing, then level off before potentially terminating at the end of 2012. The Company is evaluating various alternatives, including partnering with other card providers, to replace this income source in future years.

The decrease in other income from 2008 to 2009 of $1.9 million reflected lower fees and service charges, reduced gains on security sales and decreased secured credit card contract income in 2009, as well as $526,000 in credit loss impairment on securities.

Operating Expenses

The following table details dollar amount and percentage changes of certain categories of other expense for the three years ended December 31, 2010.

						Percent
			Percent			Change
	2010	% of	Change	2009	% of	Prev.	2008	% of
Other Expense	Amount	Total	Prev. Yr.	Amount	Total	Yr.	Amount	Total
	(Dollars in thousands)

Salaries and employee benefits	$20,950	38%	(7)%	$22,512	45%	(11)%	$25,301	55%
Occupancy expense	7,240	13	(4)	7,515	15	0	7,496	17
Advertising	1,010	2	(25)	1,351	3	(8)	1,474	3
Fees and service charges	2,666	5	(9)	2,940	6	48	1,990	4
Printing, postage and supplies	1,346	2	0	1,352	3	(6)	1,442	3
Legal and accounting	1,244	2	(28)	1,734	3	(1)	1,758	4
FDIC assessment	1,892	3	(20)	2,373	5	364	511	1
OREO operations(1)	3,472	6	(35)	5,389	11	445	988	3
Goodwill Impairment	11,662	22	100	—	—	—	—	—
Other expense	3,412	7	(24)	4,464	9	1	4,412	10

Total	$54,894	100%	11%	$49,630	100%	9%	$45,372	100%

(1)	Amount includes chargedowns and gains/losses on sale of OREO

Operating expense for the twelve months ended December 31, 2010 totaled $54.9 million, an increase of $5.3 million over the same period one year ago. However, operating expense excluding the goodwill impairment charge for the twelve months ended December 31, 2010 totaled $43.2 million, a decrease of $6.4 million, or 12.9% over the same period one year ago. See Item 6, Selected Financial Data for discussion of non-GAAP financial measures.

Salaries and employee benefits expense for the twelve months ended December 31, 2010 decreased $1.6 million, or 6.9% compared to the same period one year ago. During 2010, the Company implemented a restructuring plan resulting in an 8% reduction in staff by the end of April and continuing reductions for the rest of the year. Severance costs paid as part of this staff reduction totaled $561,000 for 2010. Future expense savings from the original restructuring are estimated to be approximately $600,000 per quarter, with additional compensation expense savings forecasted. Ongoing efforts to control compensation expense include centralizing and automating additional functions, reducing administrative overhead, and revamping our credit management process. At December 31, 2010, full-time-equivalent employees (FTE) totaled 349, compared with 406 at December 31, 2009 and 418 at December 31, 2008. The reductions in compensation and other benefits expense were partially offset by a $190,000, or 95.0%, increase in unemployment insurance expense from 2009.

Occupancy expenses were $7.2 million for the twelve months ended December 31, 2010, a 3.7% decrease compared to December 31, 2009. The decrease from last year reflects reduced rent expense and lower hardware, software, and equipment purchasing activity, as previous infrastructure investments have enhanced efficiency and reduced the need for additional purchasing activity. The Company also consolidated administrative functions during the second quarter, which allowed it to terminate leases on two formerly leased properties. Continued centralization and outsourcing efforts are anticipated to bring further improvement to this area in the near future.

The advertising expense decrease of $341,000 for the twelve month period compared to the same period one year ago is a result of reductions in general advertising and media expenses, as the need for broad advertising in the current market has been limited. The $274,000 decrease in fees and service charges for the twelve month period ended December 31, 2010 compared to the same period one year ago is primarily comprised of decreases in loan collection, repossession and liquidation expenses, with particularly large reductions in the latter part of this year. These expenses are expected to decline further as the Company’s credit quality continues to improve. Printing, postage and supplies remained static for the twelve month period in comparison to last year’s total, with a $6,000 decrease from a year ago. Additional outsourcing activities are expected to result in improvements in these areas over the next several months. Legal and accounting fees decreased by $490,000 in comparison to the same twelve month period in 2010 as the Company reduced expenditures on outside legal and consulting services related to loan collection and regulatory compliance. Legal fees may continue to remain high, given Company credit resolution efforts and increasing regulatory requirements, but are likely to be offset by lower consulting fees over the near term.

At $1.9 million, FDIC expense was down $481,000 or 20.0% from the twelve months ended December 31, 2010. Higher regular premium costs in 2010 were more than offset by the absence of any special assessments. In September 2009, the Company accrued $475,000 to pay a special assessment to the FDIC to help recapitalize the insurance fund. Given the challenged state of the banking industry, future assessments are likely to remain high, but may be partially offset by improving Company conditions.

OREO operations, related valuation adjustments and gain/loss on sale of OREO decreased by $1.9 million for the twelve month period over the same period last year. OREO volumes have been reduced substantially and property valuation adjustments and losses on sale are significantly lower. OREO expenses and adjustments should continue to decline from the peak reached in late 2009 as the Company reduces its OREO balances and liquidation activity subsides.

As noted earlier, the Company recorded an $11.7 million goodwill impairment during 2010, reducing the balance of goodwill to zero, as compared to the December 31, 2009 balance of $11.7 million. Goodwill represents the difference between the value of consideration paid and the fair value of the net assets received in a business combination. Intermountain records impairment losses as charges to noninterest expense and adjustments to the carrying value of goodwill. Goodwill is tested for impairment on an annual basis, or more frequently as events occur, or as current circumstances and conditions warrant. The Company engaged an independent consultant at December 31, 2009 to assist management in evaluating the carrying value of goodwill. The evaluation followed the two-step process for evaluating impairment required by accounting guidance. In Step 1, the Company evaluated whether an impairment of goodwill might exist at December 31, 2009. Since the Company operates in a single segment this evaluation was based on a comparison of the estimated fair value of the Company in comparison to the book value of the Company’s common equity at December 31, 2009. The results of Step 1 indicated that a potential for impairment did exist at the end of 2009, requiring the Company to engage in Step 2 to determine the amount of the impairment, if any.

The Step 2 evaluation required the Company to calculate the implied fair value of its goodwill. The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination. The estimated fair value of the Company is allocated to all of the Company’s assets and liabilities, including any unrecognized identifiable assets, as if the Company had been acquired in a business combination and the estimated fair value of the Company is the price paid to acquire it. The Step 2 analysis indicated that the Company’s fair value at December 31, 2009 exceeded the net fair value of its assets by an amount greater than the carrying value of its goodwill. As a result, the Company determined that no impairment existed in 2009.

At September 30, 2010, the Company concluded there was a triggering event related to continuing depressed economic conditions and ongoing losses incurred by the Company. As a result, Intermountain performed a goodwill impairment evaluation using current information. In completing its goodwill impairment analysis, the Company used tangible common equity multiples and core deposit metrics from recent transactions to estimate the fair value of the Company at September 30, 2010. For Step 1, the fair value of the Company was less than the common book value of the Company prior to any goodwill adjustments, indicating a potential impairment. As such, under accounting guidance, a Step 2 analysis was required. In the Step 2 analysis, the fair value of the Company’s assets and liabilities was determined, using discounted cash flows based on the cash flow characteristics of the assets and liabilities and prevailing market interest rates. The fair value of the liabilities was subtracted from the fair value of the assets resulting in the fair value of the net assets. This was then reduced by the value of the preferred stock to derive the sum of the fair value of net assets supported by common equity. Since this number was higher at September 30, 2010 than the fair value of the Company calculated in Step 1, there was no excess company value that could be allocated to goodwill, resulting in a full impairment of the Company’s goodwill. Intermountain recorded this impairment loss as a charge to noninterest expense and an adjustment to the carrying value of goodwill.

The Company’s efficiency ratio was 93.4% (excluding the goodwill impairment of $11.7 million) for the twelve months ended December 31, 2010, compared to 99.9% for the twelve months ended December 31, 2009. However, the quarter by quarter comparison shows continued improvement in this ratio over the past year. The ratio was 86.3% for the three months ended December 31, 2010, compared to the adjusted ratio of 86.6% for the sequential quarter and 125.0% for the three months ended December 31, 2009. The Company has been and continues to execute strategies to reduce controllable expenses to improve efficiency. However, flat asset growth, net interest margin compression and substantially higher credit-related expenses and FDIC insurance premiums have hampered efficiency gains. With economic conditions likely to remain challenging in the near future, the Company continues to lower its interest expense and is implementing additional efficiency and cost-cutting efforts. Management anticipates that as it completes the action plans developed under prior initiatives and undertakes its new plans, the efficiency and expense ratios will improve. Stabilization and improvement in economic conditions in the future should also improve efficiency, as net interest income rebounds and credit-related costs subside.

Income Tax Provision.  Federal and state income tax benefits totaled $882,000 and $14.4 million for the twelve months ended December 31, 2010 and 2009, respectively. The effective tax rates used to calculate the tax benefit were (2.7%) and (39.6%) for the twelve months ended December 31, 2010 and 2009, respectively. During the third quarter of 2010, Intermountain determined that the negative evidence associated with three-year cumulative loss and continued depressed economic conditions outweighed the existing positive evidence. Therefore, during the third quarter of 2010, Intermountain established a valuation allowance of $7.4 million against its deferred tax asset. Results for fourth quarter 2010 were materially consistent with expectations and as a result, the Company made no change to the net deferred tax asset of approximately $15.3 million that it expects to utilize over the next few years. As a result, due to the increase in its deferred tax assets (from operations) during the fourth quarter 2010, the Company increased its valuation allowance correspondingly by approximately $1.4 million. The fourth quarter increase in the deferred tax assets and corresponding increase to the valuation allowance resulted in no provision or benefit for quarter. The Company analyzes the deferred tax asset on a quarterly basis and may recapture a portion or all of this allowance depending on future profitability. At December 31, 2010, the net deferred tax asset totaled $15.3 million, net of a deferred tax asset valuation of $8.8 million, compared to a net deferred tax asset of $16.9 million, net of a deferred tax asset valuation of $0 at December 31, 2009. Excluding the original deferred tax asset valuation charge of $7.4 million, the effective tax rate was 20.0% for 2010.

Intermountain uses an estimate of future earnings and tax planning strategies to determine whether it is more likely than not that the benefit of its net deferred tax asset will be realized. In developing its estimate of future earnings, two different scenarios were used and the results of the two were probability weighted and averaged together to determine both the need for a valuation allowance and the size of the allowance. In conducting this analysis, management has assumed economic conditions will continue to be very challenging in 2011, followed by gradual improvement in the ensuing years. These assumptions are in line with both national and regional economic forecasts. As such, its estimates include elevated credit losses in 2011, but at lower levels than those experienced in 2009 and 2010, followed by improvement in ensuing years as the economy improves and the Company’s loan portfolio turns over. It also assumes improving net interest margins beginning in late 2011, as it is able to convert some of its cash position to higher yielding instruments, and reductions in operating expenses as credit costs abate and its other cost reduction strategies continue

Financial Position

Assets.  At December 31, 2010, Intermountain’s assets were $1.01 billion, down $74.5 million from $1.08 billion at December 31, 2009. During this period, increases in investments available-for-sale and cash and cash equivalents were offset by a decrease in loans receivable. Given the challenging economic climate and the lack of quality borrowing demand, the Company continued to manage its balance sheet cautiously, limiting asset growth, reducing problem loans and shifting the mix from loans to more conservative and liquid investments.

Investments.  Intermountain’s total investment portfolio, including investments available for sale, investments held to maturity and FHLB stock, at December 31, 2010 was $207.6 million, an increase of $8.3 million from the December 31, 2009 balance of $199.3 million. The increase was primarily due to the net purchase of high-quality taxable municipal bonds. During the twelve months ended December 31, 2010, the Company sold $15.3 million in investment securities resulting in a $349,000 net pre-tax gain, and experienced higher prepayments on its MBS related to FNMA and FHLMC accelerating payments on guaranteed mortgages that had defaulted. The Company continued to position the portfolio to perform better in unchanged or rising rate environments by holding mostly agency-guaranteed mortgage-backed securities with strong cash flows and short durations. As of December 31, 2010, the balance of the unrealized loss on investment securities (including cumulative OTTI recognized through other comprehensive income), net of federal income taxes, was $797,000, compared to an unrealized loss at December 31, 2009 of $4.9 million. The unrealized loss for both periods was caused by the impacts of illiquid markets on the pricing of some of the Company’s non-agency backed mortgage backed securities, but was mostly offset in the recent period by unrecognized gains on many of the agency-guaranteed securities.

The Company currently holds two residential MBS, with an unpaid balance totaling $10.4 million that are determined to have other than temporary impairments (“OTTI”), as detailed in the table below:

				Cumulative	Cumulative
				OTTI Credit	OTTI Impairment
	Principal	Fair	Unrealized	Loss Recorded in	Loss Recorded in
Security Issuer	Balance	Value	(Loss) Gain	Income	OCI

Security 1	$3,201	$2,066	$526	$(947)	$(805)
Security 2	7,241	5,854	200	(407)	(1,122)

Total	$10,442	$7,920	$726	$(1,354)	$(1,927)

In March, 2009, residential mortgage-backed securities included a security comprised of a pool of mortgages with a remaining unpaid principal balance of $4.2 million. In the year ended December 31, 2009, due to the lack of an orderly market for the security and the declining national economic and housing market, its fair value was determined to be $2.5 million at that time based on analytical modeling taking into consideration a range of factors normally found in an orderly market. Of the $1.7 million original OTTI on this security, based on an analysis of projected cash flows, $244,000 was charged to earnings as a credit loss and $1.5 million was recognized in other comprehensive income (loss). The Company has recorded additional credit loss impairments totaling $947,000, including $421,000 in 2010. However, the overall estimated market value on the security improved during this time, reducing the net non-credit value impairment to $805,000. In June 2010, the Company identified an additional residential mortgage-backed security comprised of a pool of mortgages with a remaining unpaid principal balance of $7.5 million. At June 30, 2010, its fair value was determined to be $6.0 million based on similar analytical modeling. Of the $1.5 million original OTTI on this security, based on an analysis of projected cash flows, $407,000 was charged to earnings as a credit loss for the twelve months ended December 31, 2010, leaving a net non-credit value impairment of $1.1 million at December 31, 2010. At this time, the Company anticipates holding the two securities until their value is recovered or until maturity, and will continue to adjust its net income and other comprehensive income (loss) to reflect potential future credit loss impairments and the security’s market value. The Company calculated the credit loss charges against earnings each quarter by subtracting the estimated present value of future cash flows on the securities from their amortized cost at the end of each period.

Loans Receivable.  At December 31, 2010 net loans receivable totaled $563.2 million, down $92.4 million or 14.1% from $655.6 million at December 31, 2009. During the twelve months ended December 31, 2010, total loan originations were $267.4 million compared to $411.3 million for the prior year’s comparable period. The decrease in total loan originations reflected difficult economic conditions, muted borrowing demand in the Company’s markets, and tighter underwriting standards. As part of its Powered By Community initiative, the Company continues to market residential and commercial lending programs to help ensure the credit needs of its communities are met. In particular, it is pursuing attractive small and mid-market commercial credits, originating commercial real estate loans to strong borrowers at lower real estate prices, originating mortgage loans to strong borrowers at conservative loan-to-values, diversifying its agricultural portfolio, and expanding its already strong government-guaranteed loan marketing efforts. These efforts have been reasonably successful, but have not been sufficient to offset the substantial and intentional reduction in the Company’s land development and construction portfolios. The Company also recently introduced new SBA and mortgage lending initiatives to spur additional production in its markets, which appear to be gaining some traction.

The following table sets forth the composition of Intermountain’s loan portfolio at the dates indicated.

	December 31, 2010		December 31, 2009		December 31, 2008
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)

Commercial loans	$122,656	21.31	$131,562	19.57	$139,443	18.13
Commercial real estate loans	175,559	30.50	172,726	25.69	161,628	21.00
Commercial construction loans	17,951	3.12	45,581	6.78	60,057	7.81
Land and land development loans	60,962	10.59	88,604	13.18	136,514	17.75
Agriculture loans	87,364	15.18	110,256	16.40	112,358	14.61
Multifamily loans	26,417	4.59	18,067	2.69	18,617	2.42
Residential real estate loans	60,872	10.58	65,544	9.75	72,301	9.40
Residential construction loans	3,219	0.56	16,626	2.47	40,001	5.20
Consumer loans	14,095	2.45	18,287	2.72	23,245	3.02
Municipal loans	6,528	1.12	5,061	0.75	5,109	0.66

Total loans receivable	575,623	100.00	672,314	100.00	769,273	100.00

Net deferred origination fees	60		(104)		(225)
Allowance for losses on loans	(12,455)		(16,608)		(16,433)

Loans receivable, net	$563,228		$655,602		$752,615

Weighted average yield at end of period	6.04%		6.15%		6.38%

As a result of the Company’s continued efforts to reduce construction and land development exposure, these loan categories declined an additional $68.7 million during 2010. They now represent 14.3% of the Company’s total loan portfolio and only about 30.8% of the exposure in 2008, based on dollar volumes. Commercial loans decreased as several larger problem loans were resolved in 2010 and slow demand by area businesses reduced new origination activity. Commercial real estate loans increased slightly, largely as a result of the conversion of commercial construction loans into term notes. Decreasing agricultural loans reflected very strong agricultural markets, reducing the need for farmers to borrow and allowing them to pay down additional debt. Most other categories were unchanged or slightly lower, continuing to reflect slow economic conditions.

The rapid reduction in the construction and land development portfolio has reduced the future potential loss exposure in this segment significantly. The mix of this segment has changed considerably as well, with a substantial reduction in residential subdivision loans, leaving a lower-risk portfolio of commercial land and construction loans, smaller lots owned by individual consumers, and a small number of remaining lower-priced subdivision projects.

The commercial portfolio is diversified by industry with a variety of small business customers that have held up relatively well during this economic downturn. As slow economic conditions continue, however, the Company has experienced a moderate increase in stress in this portfolio, including the large chargeoff on a commercial borrower discussed in the “Provision for Loan Losses” section above. Most of the commercial credits are smaller, however, and Intermountain carries a higher proportion of SBA and USDA guaranteed loans than many of its peers, reducing the overall risk in this portfolio.

Difficult economic conditions continue to create risk in the non-residential component of the commercial real estate portfolio. However, in comparison to peers, the Company believes it has less overall exposure to commercial real estate and a stronger mix of owner-occupied (where the borrower occupies and operates in at least part of the building) versus non-owner occupied loans. The loans represented in this category are spread across the Company’s footprint, and there are no significant concentrations by industry type or borrower. The most significant property types represented in the portfolio are office (19%), industrial (13%), multifamily (13%), health care (6%), and retail (5%). The other 44% is a mix of property types with smaller concentrations, including religious facilities, auto-related properties, restaurants, convenience stores, storage units, motels and commercial investment land. Finished condominiums comprise only 1% of the commercial real estate portfolio, although there are also several unfinished condo projects in the construction and development portfolio.

The following table provides additional information on the Company’s commercial real estate portfolio:

Commercial Real Estate by Property Types	December 31, 2010		December 31, 2009
	(Dollars in thousands)

Condominiums	$2,321	1.1%	$4,504	2.4%
Office	38,528	19.1%	32,265	16.9%
Industrial warehouse	25,911	12.8%	29,206	15.3%
Storage units	6,782	3.4%	6,984	3.7%
Retail	10,722	5.3%	12,177	6.4%
Restaurants	6,114	3.0%	6,028	3.2%
Land and land development	7,859	3.9%	10,281	5.4%
Other commercial	16,562	8.2%	19,560	10.3%
Health care	12,486	6.2%	11,345	5.9%
Religious facilities	1,758	0.9%	2,538	1.3%
Gas stations & convenience stores	5,818	2.9%	2,712	1.4%
Auto R/E (car lot, wash, repair)	2,290	1.1%	2,554	1.3%
Hotel/Motel	2,546	1.3%	3,351	1.8%
Miscellaneous	35,862	17.7%	29,221	15.2%

Total Commercial real estate loans	175,559	86.9%	172,726	90.5%
Multifamily	26,417	13.1%	18,067	9.5%

Total Commercial real estate and Multifamily Loans	$201,976	100.0%	$190,793	100.0%

The Bank is committed to reducing and maintaining its real estate lending concentrations to levels that are below the interagency regulatory guidelines issued in late 2007. Institutions that exceed the levels established in the guidelines are subject to greater supervisory scrutiny. These guidelines established concentration limits as measured against Total Risk Based Capital (generally, the Company’s common stock, non-cumulative perpetual preferred stock and a portion of its loan loss reserves). The first regulatory guideline establishes the limit for construction, land development and other land loan balances to total risk-based capital not to exceed 100%. Company totals for this category were 102.35%, 151.86%, and 183.26% for 2010, 2009 and 2008, respectively, demonstrating the Company’s significant progress toward meeting this guideline. The second guideline establishes the limit for total commercial real estate loans, defined as including the above categories plus loans secured by multifamily and non-farm nonresidential property but excluding loans secured by owner-occupied properties, not to exceed 300% of total risk-based capital. Accordingly, the Company has decreased these balances from 254.93% in 2008 to 214.29% at the end of 2009 and up slightly to 216.52% at the end of 2010. As a result, Intermountain remains below this regulatory guideline. Most agricultural markets continue to perform very well, and the Company has very limited exposure to the severely impacted dairy market. In fact, the sector has performed so well that many of its best borrowing customers are using excess cash generated over the past couple of years to reduce their overall borrowing position. Intermountain has also experienced challenges with a couple of larger cattle operations, and moved aggressively to resolve or liquidate these credits.

The residential and consumer portfolios consist primarily of first and second mortgage loans, unsecured loans to individuals, and auto, boat and RV loans. These portfolios have performed well with limited delinquencies and defaults, given the difficult economic conditions. These loans have generally been underwritten with relatively conservative loan to values, reasonable debt-to-income ratios and required income verification.

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

Geographic Distribution

As of December 31, 2010, the Bank’s loan portfolio by loan type and geographical market area was:

				E. Oregon,			% of Loan
	North Idaho —	Magic	Greater	SW Idaho,			type to
	Eastern	Valley	Boise	excluding			total
Loan Portfolio by Location	Washington	Idaho	Area	Boise	Other	Total	loans
	(Dollars in thousands)

Commercial loans	$81,916	$9,572	$10,747	$18,865	$1,556	$122,656	21.3%
Commercial real estate loans	115,721	14,536	18,295	17,465	9,542	175,559	30.5%
Commercial construction loans	6,738	3,070	8,143	—	—	17,951	3.1%
Land and land development loans	47,197	4,421	5,944	1,904	1,496	60,962	10.6%
Agriculture loans	1,609	7,302	16,754	59,575	2,124	87,364	15.2%
Multifamily loans	18,205	—	725	—	7,487	26,417	4.6%
Residential real estate loans	39,482	5,795	3,582	8,248	3,765	60,872	10.6%
Residential construction loans	2,594	287	7	331	—	3,219	0.6%
Consumer loans	7,802	1,580	1,318	2,960	435	14,095	2.4%
Municipal loans	4,955	1,573	—	—	—	6,528	1.1%

Total	$326,219	$48,136	$65,515	$109,348	$26,405	$575,623	100.0%

Percent of total loans in geographic area	56.4%	8.4%	11.5%	19.1%	4.6%	100.0%
Percent of total loans where real estate is the primary collateral	70.6%	64.5%	59.5%	40.2%	85.4%	63.7%

As of December 31, 2009, the Bank’s loan portfolio by loan type and geographical market area was:

				E. Oregon,			% of Loan
	North Idaho —	Magic	Greater	SW Idaho,			type to
	Eastern	Valley	Boise	excluding			total
Loan Portfolio by Location 12/31/09	Washington	Idaho	Area	Boise	Other	Total	loans
	(Dollars in thousands)

Commercial loans	$86,682	$11,057	$14,067	$18,090	$1,666	$131,562	19.6%
Commercial real estate loans	106,913	17,051	20,063	15,564	13,135	172,726	25.7%
Commercial construction loans	35,335	187	9,105	180	774	45,581	6.8%
Land and land development loans	61,329	7,434	11,403	7,342	1,096	88,604	13.2%
Agriculture loans	2,145	8,883	19,618	74,730	4,880	110,256	16.4%
Multifamily loans	9,133	135	1,078	—	7,721	18,067	2.6%
Residential real estate loans	41,614	6,904	4,136	8,399	4,491	65,544	9.7%
Residential construction loans	11,698	795	1,141	2,884	108	16,626	2.5%
Consumer loans	9,629	2,140	1,449	4,377	692	18,287	2.7%
Municipal loans	4,766	295	—	—	—	5,061	0.8%

Total	$369,244	$54,881	$82,060	$131,566	$34,563	$672,314	100.0%

Percent of total loans in geographic area	54.9%	8.2%	12.2%	19.6%	5.1%	100.00%
Percent of total loans where real estate is the primary collateral	72.1%	63.9%	60.1%	41.0%	79.1%	64.2%

As illustrated, 76% of the Company’s loans are in north Idaho, eastern Washington and southwest Idaho outside the Boise area. Although economic trends and real estate valuations have worsened in these market areas, portfolio loss rates have been lower than in the Boise area or other areas of the country. This reflects the differing economies in these areas, generally more conservative lending and borrowing norms, longer-term customers, and more restrained building and development activity. In particular, large national and regional developers and builders did not enter and subsequently exit these markets. The southwest Idaho and Magic Valley markets are largely agricultural areas which have not seen levels of price appreciation or depreciation as steep as other areas over the last few years. Through aggressive loan workout efforts, the Company has reduced its exposure to the Boise market significantly, particularly its residential construction and land development loans in this area. The “Other” category noted above largely represents loans made to local borrowers where the collateral is located outside the Company’s communities. The mix in this category is relatively diverse, with the highest proportions in Oregon, Washington, California, Nevada and Wyoming, but no single state comprising more than 36% of this total or 1.6% of the total loan portfolio.

Participation loans where Intermountain purchased part of the loan and was not the lead bank totaled $19.0 million at December 31, 2010. $7.1 million of the total is a condominium project in Boise that is currently classified, but is being managed very closely, and for which no loss is expected. The remaining loans are all within the Company’s footprint and management believes they do not present significant risk at this time.

The following table sets forth the composition of Intermountain’s loan originations for the periods indicated.

	Twelve Months Ended December 31,
	2010	2009	% Change
	(Dollars in thousands)

Commercial loans	$75,873	$98,549	(23.0)
Commercial real estate loans	24,006	33,512	(28.4)
Commercial construction loans	9,960	30,711	(67.6)
Land and land development loans	4,851	16,200	(70.1)
Agriculture loans	65,459	89,932	(27.2)
Multifamily loans	52	375	(86.1)
Residential real estate loans	71,757	128,466	(44.1)
Residential construction loans	5,843	3,528	65.6
Consumer	6,961	9,033	(22.9)
Municipal	2,660	1,033	157.5

Total loans originated	$267,422	$411,339	(35.0)

2010 origination results reflect reductions in virtually all areas, as high unemployment, depressed real estate prices, and cautious borrowers reduced borrowing demand significantly. The construction and development, and commercial and residential real estate reductions reflect a combination of minimal loan demand for these types of loans and tight underwriting conditions. Potential borrowers remain very cautious about pursuing new real estate purchase, expansion or construction activities. The Company anticipates commercial, commercial real estate and residential real estate origination activity to slowly increase as the economy improves, borrowing demand returns, and customers from distressed banks seek new credit from Intermountain. Residential construction and land development originations are likely to remain constricted, given a substantial backlog of properties in its markets.

Office Properties and Equipment.  Office properties and equipment decreased 5.1% to $40.2 million from $42.4 million at December 31, 2009 due primarily to depreciation recorded for 2010. Reflecting efficiencies gained from prior infrastructure investments, the Company has been able to reduce its hardware, software and equipment purchases.

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

Other Real Estate Owned.  Other real estate owned decreased to $4.4 million at December 31, 2010 from $11.5 million at December 31, 2009. The Company continues to actively market and liquidate its OREO properties, selling seventy-five properties for $13.4 million in 2010. This more than offset the seventy-two properties totaling $8.9 million that entered OREO during the period.

The following tables provide additional trending information about the OREO portfolio.

Other Real Estate Owned Activity

	2010	2009	2008	2007
	(Dollars in thousands)

Balance, beginning of period, January 1	$11,538	$4,541	$1,682	$795
Additions to OREO	8,946	20,789	4,092	896
Proceeds from sale of OREO	(13,442)	(9,830)	(474)	(9)
OREO valuation adjustments in the period(1)	(2,613)	(3,962)	(759)	—

Balance, end of period, December 31	$4,429	$11,538	$4,541	$1,682

(1)	Amount includes chargedowns and gains/losses on sale of OREO

The remaining OREO portfolio consists of 47 properties totaling $4.4 million. At year end, OREO assets consisted of single family residences (49%), developed residential lots (23%), commercial buildings (18%), and raw land (10%). Given still elevated levels of problem loans, the Company anticipates continued migration in and liquidation out of the OREO portfolio over the next year, but has found more active markets to sell properties, reducing the anticipated loss on OREO property significantly.

Other Real Estate Owned Quarterly Activity

	Dec 10	Sep 10	Jun 10	Mar 10	Dec 09
	(Dollars in thousands)

Balance, beginning of period	$6,424	$8,754	$11,538	$11,538	$14,395
Additions to OREO	2,365	1,653	2,467	2,461	5,785
Proceeds from sale of OREO	(4,042)	(3,584)	(4,133)	(1,684)	(6,992)
OREO valuation adjustments in the period(1)	(318)	(399)	(1,118)	(777)	(1,650)

Balance, end of period	$4,429	$6,424	$8,754	$11,538	$11,538

(1)	Amount includes chargedowns and gains/losses on sale of OREO

Intangible Assets.  As discussed in the Operating Expense section above, intangible assets decreased as a result of the $11.7 million goodwill impairment recorded in the quarter ended September 30, 2010 and the continuing amortization of the core deposit intangible. The Company concluded there was a triggering event that occurred in the quarter ended September 30, 2010 which required a goodwill evaluation as of September 30, 2010. This evaluation resulted in a full impairment of the Company’s goodwill during 2010.

Deferred Tax Asset.  At December 31, 2010, the Company’s net deferred tax asset totaled $15.3 million. The deferred tax asset included $17.0 million in net operating loss carry forwards and $7.0 million in temporary timing differences. At September 30, 2010, Intermountain assessed whether it was more-likely-than-not that it would realize the benefits of its deferred tax asset. Intermountain determined that the negative evidence associated with a projected three-year cumulative loss for the period ending December 31, 2010, and the continued depressed economic conditions outweighed the positive evidence. Therefore, Intermountain established a valuation allowance of $7.4 million against its deferred tax asset. During the fourth quarter of 2010, Intermountain reserved the full tax benefit in the amount of $1.4 million due to continuing uncertain economic conditions. See the Income Tax Provision section above for more information.

BOLI and All Other Assets.  Bank-owned life insurance (“BOLI”) and other assets totaled $22.4 million at December 31, 2010, down from $29.5 million at December 31, 2009.

Deposits.  Total deposits decreased $40.5 million to $778.8 million at December 31, 2010 from $819.3 million at December 31, 2009. The decrease in 2010 largely reflects management’s decision to allow wholesale and higher-rate, non-relationship deposits to run off during the year. Given its strong liquidity position, the Company focused on lowering the cost of its deposit base while maintaining its strong core relationship deposit base, and was successful in achieving this goal.

The following table sets forth the composition of Intermountain’s deposits at the dates indicated.

	December 31, 2010		December 31, 2009
	Amount	%	Amount	%
	(Dollars in thousands)

Demand	$168,519	21.6	$168,244	20.5
NOW and money market 0.0% to 4.65%	327,891	42.1	340,070	41.6
Savings and IRA 0.0% to 5.75%	75,387	9.7	77,623	9.5
Certificate of deposit accounts (CDs)	79,533	10.2	86,381	10.5
Jumbo CDs (CDs $100,000 and over)	77,685	10.0	82,249	10.0
Brokered CDs	40,899	5.3	54,428	6.6
CDARS CDs to local customers	8,919	1.1	10,326	1.3

Total deposits	$778,833	100.0	$819,321	100.0

Weighted average interest rate on certificates of deposit		1.66%		2.52%
Core Deposits as a percentage of total deposits(1)		83.2%		81.6%
Deposits generated from the Company’s market area as a % of total deposits		94.8%		93.4%

(1)	Core deposits consist of non-interest bearing checking, money market checking, savings accounts, and certificate of deposit accounts of less than $100,000.

Non-interest bearing demand deposits were stable during the year and totaled $168.5 million, or 21.6% of the total deposit base, NOW and money market deposits totaled $327.9 million or 42.1% of the deposit base, up from 41.6% in the prior year. The 3.6% reduction in NOW and money market balances from the prior year end reflects planned collateralized deposit runoff and the movement of public deposits into either repurchase agreements or other investment alternatives as a result of FDIC coverage changes at year end. Transaction deposits represent the bulk of the deposit base at 63.7% of total deposits at December 31, 2010 compared to 62.1% a year ago. Jumbo and brokered deposits continued to decline both in absolute terms and as a percent of the overall portfolio reflecting the ongoing strategy to build core deposits.

The Company’s strong local, core funding base, high percentage of checking, money market and savings balances and careful management of its brokered CD funding provide lower-cost, more reliable funding to the Company than most of its peers and add to the liquidity strength of the Bank. Maintaining the local funding base at a reasonable cost remains a critical priority for the Company’s management and production staff. The Company uses a combination of proactive branch staff efforts and a dedicated team of deposit sales specialists to target low-cost deposit balances. It emphasizes personalized service, local community involvement and targeted campaigns to generate deposits, rather than media campaigns or advertised rate specials. The introduction of new sales platform technology, mobile banking technology, electronic statements and other online banking enhancements should spur additional low cost deposit growth when the Company needs it in the future.

Deposits by location are as follows (dollars in thousands):

	December 31,	% of total	December 31,	% of total
Deposits by Location	2010	deposits	2009	deposits

North Idaho — Eastern Washington	$374,173	48.0	$402,620	49.1
Magic Valley Idaho	68,870	8.8	69,430	8.5
Greater Boise Area	79,697	10.2	77,291	9.4
Southwest Idaho — Oregon, excluding Boise	165,505	21.3	158,919	19.4
Administration, Secured Savings	90,588	11.7	111,061	13.6

Total	$778,833	100.0	$819,321	100.0

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

Borrowings.  Deposit accounts are Intermountain’s primary source of funds. Intermountain also relies upon advances from the Federal Home Loan Bank of Seattle, repurchase agreements and other borrowings to supplement its funding, reduce its overall cost of funds, and to meet deposit withdrawal requirements. These borrowings totaled $155.6 million and $160.8 million at December 31, 2010 and December 31, 2009, respectively. The balance at December 31, 2010 consisted of $34.0 million in advances from the FHLB, $105.1 million in repurchase agreements, mostly to local municipal customers as part of strong customer relationships, and $16.5 million in trust preferred securities. The decrease from the prior year end resulted from repaying $15.0 million in FHLB advances, but was partially offset by increases in local municipal repurchase balances.

Interest Rate Risk

The results of operations for financial institutions may be materially and adversely affected by changes in prevailing economic conditions, including rapid changes in interest rates, declines in real estate market values and the monetary and fiscal policies of the federal government. Like all financial institutions, Intermountain’s net interest income and its NPV (the net present value of financial assets, liabilities and off-balance sheet contracts), are subject to fluctuations in interest rates. Intermountain utilizes various tools to assess and manage interest rate risk, including an internal income simulation model that seeks to estimate the impact of various rate changes on the net interest income and net income of the bank. This model is validated by comparing results against various third-party estimations. Currently, the model and third-party estimates indicate that Intermountain is slightly asset-sensitive. An asset-sensitive bank generally sees improved net interest income and net income in a rising rate environment, as its assets reprice more rapidly and/or to a greater degree than its liabilities. The opposite is true in a falling interest rate environment. When market rates fall, an asset-sensitive bank tends to see declining income. Net interest income results for the past several years reflect this, as short-term market rates fell over the past 3 years, resulting in lower net interest income and net income levels, particularly in relation to the level of interest-earning assets.

To minimize the long-term impact of fluctuating interest rates on net interest income, Intermountain promotes a loan pricing policy of utilizing variable interest rate structures that associates loan rates to Intermountain’s internal cost of funds and to the nationally recognized prime or London Interbank Offered (“LIBOR”) lending rates. While this strategy has had adverse impacts in the current unusually low-rate environment, the approach historically has contributed to a relatively consistent interest rate spread over the long-term and reduces pressure from borrowers to renegotiate loan terms during periods of falling interest rates. Intermountain currently maintains over fifty percent of its loan portfolio in variable interest rate assets.

Additionally, the extent to which borrowers prepay loans is affected by prevailing interest rates. When interest rates increase, borrowers are less likely to prepay loans. When interest rates decrease, borrowers are generally more likely to prepay loans. In the current credit markets, prepayment speeds have accelerated as borrowers refinance into lower rates, pay down debt to improve their financial position, or liquidate assets as part of problem loan work-

out strategies. Prepayments may affect the levels of loans retained in an institution’s portfolio, as well as its net interest income. This has been the case over the past year, as Intermountain experienced rapid declines in loan volumes and resulting decreases in its net interest income. Prepayments are likely to slow in future periods as the economy improves and rates begin rising. Intermountain maintains an asset and liability management program intended to manage net interest income through interest rate cycles and to protect its income by controlling its exposure to changing interest rates.

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

Intermountain is continuing to pursue strategies to manage the level of its interest rate risk while increasing its long-term net interest income and net income: 1) through the origination and retention of a diversified mix of variable and fixed-rate consumer, business, commercial real estate loans, and residential loans which generally have higher yields than alternative investments; and 2) by increasing the level of its core deposits, which are generally a lower-cost, less rate-sensitive funding source than wholesale borrowings. There can be no assurance that Intermountain will be successful implementing any of these strategies or that, if these strategies are implemented, they will have the intended effect of reducing interest rate risk or increasing net interest income.

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

During 2010, cash provided by investing activities consisted primarily of the decrease in loans receivable and principal payments of available-for-sale investment securities offset by the purchase of additional available-for-sale investment and held-to-maturity securities. During the same period, cash used by financing activities consisted primarily of decreases in money market, NOW and savings account balances, reductions in both retail and wholesale certificates of deposits, and reductions in FHLB advances. These were partially offset by increases in local municipal repurchase agreement balances.

Deposits decreased to $778.8 million at December 31, 2010 from $819.3 million at December 31, 2009, with the largest decreases in brokered and retail CDs. Decreases in loan balances offset the largely planned reduction in deposits and FHLB advances, resulting in an increase of $42.3 million in the Company’s cash position at December 31, 2010 from year end 2009.

Securities sold subject to repurchase agreement totaled $105.1 million at December 31, 2010. These borrowings are required to be collateralized by investments with a market value exceeding the face value of the borrowings. Under certain circumstances, Intermountain could be required to pledge additional securities or reduce the borrowings.

Intermountain’s credit line with FHLB Seattle provides for borrowings up to a percentage of its total assets subject to general collateralization requirements. At December 31, 2010, the Company’s FHLB Seattle credit line represented a total borrowing capacity of approximately $120.2 million, of which $36.6 million was being utilized. Additional collateralized funding availability at the Federal Reserve totaled $24.3 million. Both of these collateral secured lines could be expanded more with the placement of additional collateral. Overnight-unsecured borrowing lines have been established at US Bank and Pacific Coast Bankers Bank (“PCBB”). At December 31, 2010, the Company had approximately $35.0 million of overnight funding available from its unsecured correspondent banking sources. In addition, up to $1.0 million in funding is available on a semiannual basis from the State of Idaho in the form of negotiated certificates of deposit.

Intermountain maintains an active liquidity monitoring and management plan, and has worked aggressively over the past several years to expand its on balance sheet liquidity and its sources of alternative liquidity. Given continuing volatile economic conditions, the Company has taken additional protective measures to enhance liquidity, including intensive customer education and communication efforts, movement of funds into highly liquid assets and increased emphasis on local deposit-gathering efforts. Because of its relatively low reliance on non-core funding sources and the additional efforts undertaken to improve liquidity discussed above, management believes that the Company’s current liquidity risk is moderate and manageable.

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

Liquidity for the parent Company depends substantially on dividends from the Bank. As discussed more fully in “Risk Factors”, the Bank is currently prohibited from paying dividends to the parent Company without prior regulatory approval. The other primary sources of liquidity for the Parent Company are capital or borrowings. With the suspension of payments on our trust preferred securities and preferred stock and the release of some restricted cash securing an interest-rate swap, management projects the parent Company’s cash needs to be approximately $500,000 on an annualized basis, and that current resources will be sufficient to meet the parent Company’s projected liabilities at least through April 2011. Management would expect to satisfy any additional parent company liquidity needs through borrowings or offerings of equity securities.

Capital Resources

Intermountain’s total stockholders’ equity was $59.3 million at December 31, 2010, compared with $88.6 million at December 31, 2009. The decrease in total stockholders’ equity was primarily due to the net loss for the year ended December 31, 2010, partially offset by a small decrease in the unrealized loss on the investment portfolio. Stockholders’ equity was 5.9% of total assets at December 31, 2010 and 8.2% at December 31, 2009. Tangible stockholders’ equity as a percentage of tangible assets was 5.9% for December 31, 2010 and 7.2% for December 31, 2009. Tangible common equity as a percentage of tangible assets was 3.3% for December 31, 2010 and 4.8% for December 31, 2009.

At December 31, 2010, Intermountain had unrealized losses of $797,000 (including cumulative OTTI recognized through other comprehensive income), net of related income taxes, on investments classified as available-for-sale and $432,000 in unrealized losses on cash flow hedges, net of related income taxes, as compared to unrealized losses of $4.2 million, net of related income taxes, on investments classified as available-for-sale and $678,000 unrealized losses on cash flow hedges at December 31, 2009. Improvements in market valuations for many of its agency-guaranteed securities and some of the Company’s private mortgage backed securities produced the improvement since 2009, although illiquid markets for some of these securities continue to produce the overall unrealized loss. Fluctuations in prevailing interest rates and turmoil in global debt markets continue to cause volatility in this component of accumulated comprehensive loss in stockholders’ equity and may continue to do so in future periods.

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

The preferred stock qualifies as Tier 1 capital and provides for cumulative dividends at a rate of 5% per year, for the first five years, and 9% per year thereafter. The preferred stock may be redeemed with the approval of the U.S. Treasury in the first three years with the proceeds from the issuance of certain qualifying Tier 1 capital or after three years at par value plus accrued and unpaid dividends. The original terms governing the Preferred Stock prohibited the Company from redeeming the shares during the first three years other than from proceeds received from a qualifying equity offering. However, subsequent legislation was passed that would now permit the Company to redeem the shares of preferred stock upon the approval of Treasury and the Company’s primary federal regulator.

Intermountain issued and has outstanding $16.5 million of Trust Preferred Securities. The indenture governing the Trust Preferred Securities limits the ability of Intermountain under certain circumstances to pay dividends or to make other capital distributions. The Trust Preferred Securities are treated as debt of Intermountain. These Trust Preferred Securities can be called for redemption beginning in March 2008 by the Company at 100% of the aggregate principal plus accrued and unpaid interest. See Note 9 of “Notes to Consolidated Financial Statements.”

Intermountain and the Bank are required by applicable regulations to maintain certain minimum capital levels and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier I capital to average assets. Intermountain and the Bank plan to maintain their capital resources and regulatory capital ratios through the retention of earnings and the management of the level and mix of assets. Management is also exploring other opportunities to enhance capital levels. At December 31, 2010, Intermountain exceeded the minimum published regulatory capital requirements to be considered “well-capitalized” pursuant to Federal Financial Institutions Examination Council “FFIEC” regulations. However, the Bank executed an informal agreement with its primary regulators in the first quarter of 2010 which among other conditions, requires the Bank to increase its capital by $30 million by June 16, 2010 and maintain a 10% Tier 1 capital to average assets ratio. Although the Company was not able to meet the capital requirement by the June 16, 2010 deadline, management has taken numerous steps to satisfy this condition of the agreement, including seeking and obtaining shareholder approval to increase the Company’s authorized common stock to facilitate raising capital and devoting substantial time and resources to pursuing capital opportunities. The Company is actively engaged in negotiations with potential investors for a significant capital raise. However, there can be no assurance that we will be successful in raising the required capital.

					Published
			Capital		Well-Capitalized
	Actual		Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

As of December 31, 2010
Total capital (to risk-weighted assets):
The Company	$76,090	11.32%	$53,766	8%	$67,207	10%
Panhandle State Bank	80,251	11.94%	53,767	8%	67,209	10%
Tier I capital (to risk-weighted assets):
The Company	67,639	10.06%	26,883	4%	40,324	6%
Panhandle State Bank	71,800	10.68%	26,884	4%	40,325	6%
Tier I capital (to average assets):
The Company	67,639	6.84%	39,535	4%	49,419	5%
Panhandle State Bank	71,800	7.26%	39,535	4%	49,419	5%
As of December 31, 2009
Total capital (to risk-weighted assets):
The Company	$100,553	12.52%	$64,254	8%	$80,317	10%
Panhandle State Bank	102,095	12.72%	64,188	8%	80,234	10%
Tier I capital (to risk-weighted assets):
The Company	90,442	11.26%	32,127	4%	48,190	6%
Panhandle State Bank	91,984	11.46%	32,094	4%	48,141	6%
Tier I capital (to average assets):
The Company	90,442	8.61%	41,997	4%	52,497	5%
Panhandle State Bank	91,984	8.67%	42,431	4%	53,039	5%

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

Tabular Disclosure of Contractual Obligations

The following table represents the Company’s on-and-off balance sheet aggregate contractual obligations to make future payments as of December 31, 2010.

	Payments Due by Period
		Less than	1 to	Over 3 to	More than
	Total	1 Year	3 Years	5 Years	5 Years
	(Dollars in thousands)

Long-term debt(1)	$89,310	$31,188	$26,733	$5,186	$26,203
Short-term debt	80,171	80,171	—	—	—
Capital lease obligations	—	—	—	—	—
Operating lease obligations(2)	13,714	1,014	1,732	1,586	9,382
Direct financing obligations(3)	33,725	1,635	3,270	3,434	25,386

Total	$216,920	$114,008	$31,735	$10,206	$60,971

(1)	Includes interest payments related to long-term debt agreements.

(2)	Excludes recurring accounts payable, accrued expenses and other liabilities, repurchase agreements and customer deposits, all of which are recorded on the registrant’s balance sheet. See Notes 4 and 15 of Notes to Consolidated Financial Statements.

(3)	Sandpoint Center Building lease payments related to the direct financing transaction executed in August 2009.

Inflation

Substantially all of the assets and liabilities of the Company are monetary. Therefore, inflation has a less significant impact on the Company than does the fluctuation in market interest rates. Inflation can lead to accelerated growth in noninterest expenses and may be a contributor to interest rate changes, both of which may impact net earnings. Inflation, as measured by the Consumer Price Index, increased substantially in early 2008 fueled by higher energy and food prices, but subsided in late 2008 as energy prices collapsed and soft demand reduced inflationary pressures on other goods and services. The continuing global recession led to benign inflation and even deflation in some months of 2009 and 2010. It appears that inflation may increase moderately in 2011, and at higher rates in future years, as global demand recovers and the large U.S. budget and trade deficits may weaken the dollar. The effects of inflation have not had a material direct impact on the Company over the past several years.

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

Management believes the allowance for loan losses was adequate at December 31, 2010. While management uses available information to provide for loan losses, the ultimate collectability of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions and other relevant factors. A further slowdown in economic activity could adversely affect cash flows for both commercial and individual borrowers, as a result of which the Company could experience increases in nonperforming assets, delinquencies and losses on loans.

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

Management evaluates investment securities for other-than-temporary declines in fair value on a periodic basis. If the fair value of an investment security falls below its amortized cost and the decline is deemed to be other-than-temporary, the security’s fair value will be analyzed based on market conditions and expected cash flows on the investment security. The Company calculates a credit loss charge against earnings by subtracting the estimated present value of estimated future cash flows on the security from its amortized cost. At December 31, 2010, residential mortgage-backed securities included two securities comprised of a pool of mortgages with a combined remaining unpaid balance of $10.4 million. Due to the lack of an orderly market for the securities, their fair value was determined to be $7.9 million at December 31, 2010 based on analytical modeling taking into consideration a range of factors normally found in an orderly market. Based on an analysis of projected cash flows, a total of $1.4 million has been charged to earnings as a credit loss, including $526,000 in 2009 and $828,000 in 2010. The remaining $1.9 million was recognized in other comprehensive income. Charges to income could occur in future periods due to a change in management’s intent to hold the investments to maturity, a change in management’s assessment of credit risk, or a change in regulatory or accounting requirements.

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

At September 30, 2010, the Company concluded there was a triggering event related to continuing depressed economic conditions and ongoing losses incurred by the Company. As a result, Intermountain performed a goodwill impairment evaluation using current information. In completing its goodwill impairment analysis, the Company used tangible common equity multiples and core deposit metrics from recent transactions to estimate the fair value of the Company at December 31, 2010. For Step 1, the fair value of the Company was less than the common book value of the Company prior to any goodwill adjustments, indicating a potential impairment. Under accounting guidance, a Step 2 analysis was required. In the Step 2 analysis, the fair value of the Company’s assets and liabilities was determined, using discounted cash flows based on the cash flow characteristics of the assets and liabilities and prevailing market interest rates. The fair value of the liabilities was subtracted from the fair value of the assets resulting in the fair value of the net assets. This was then reduced by the value of the preferred stock to derive the sum of the fair value of net assets supported by common equity. Since this number was higher at September 30, 2010 than the fair value of the Company calculated in Step 1, there was no excess company value that could be allocated to goodwill, resulting in a full impairment of the Company’s goodwill. Intermountain wrote off all of its goodwill at September 30, 2010, totaling $11.7 million. Intermountain records impairment losses as charges to noninterest expense and adjustments to the carrying value of goodwill. As of December 31, 2010, Intermountain had other intangible assets related to acquired depository relationships of $310,000, as compared to $439,000 as of December 31, 2009. Other intangible assets consisting of core-deposit intangibles with definite lives are amortized over the estimated life of the acquired depositor relationships.

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

Fair Value Measurements.  ASC 820 “Fair Value Measurements” establishes a standard framework for measuring fair value in GAAP, clarifies the definition of “fair value” within that framework, and expands disclosures about the use of fair value measurements. A number of valuation techniques are used to determine the fair value of assets and liabilities in Intermountain’s financial statements. These include quoted market prices for securities, interest rate swap valuations based upon the modeling of termination values adjusted for credit spreads with counterparties, and appraisals of real estate from independent licensed appraisers, among other valuation techniques. Fair value measurements for assets and liabilities where there exists limited or no observable market data are based primarily upon estimates, and are often calculated based on the economic and competitive environment, the characteristics of the asset or liability and other factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. Additionally, there are inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values. Significant changes in the aggregate fair value of assets and liabilities required to be measured at fair value or for impairment will be recognized in the income statement under the framework established by GAAP. If impairment is determined, it could limit the ability of Intermountain’s banking subsidiaries to pay dividends or make other payments to the Holding Company. See Note 20 to the Consolidated Financial Statements for more information on fair value measurements.

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

At September 30, 2010, Intermountain assessed whether it was more-likely-than-not that it would realize the benefits of its deferred tax asset. Intermountain determined that the negative evidence associated with a projected three year cumulative loss for the period ending December 31, 2010, and continued depressed economic conditions outweighed the positive evidence. Therefore, Intermountain established a valuation allowance of $7.4 million against its deferred tax asset. After recording the initial valuation allowance and increasing it by $1.4 million in the fourth quarter to reflect the additional small loss and temporary timing differences, Intermountain had a net deferred asset of $15.3 million as of December 31, 2010, compared to a net deferred tax asset of $16.9 million as of December 31, 2009. See Part II — Other Information, Section 1A. Risk Factors.

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

The Asset/Liability Management Committee of the Company also periodically reviews the results of a detailed and dynamic simulation model to quantify the estimated exposure of net interest income (NII) and the estimated economic value of the Company to changes in interest rates. The simulation model, which has been compared to and validated with an independent third-party model and back-tested against actual results, illustrates the estimated impact of changing interest rates on the interest income received and interest expense paid on all interest bearing assets and liabilities reflected on the Company’s statement of financial condition. This interest sensitivity analysis is compared to policy limits for risk tolerance levels of net interest income exposure over a one-and two- year time horizon, given a 300 and 100 basis point movement in interest rates. Trends in out-of-tolerance conditions are then addressed by the committee, resulting in the implementation of strategic management intervention designed to bring interest rate risk within policy targets. A parallel shift in interest rates over a one-year period is assumed as a base, with reasonable assumptions made regarding the timing and extent to which each interest-bearing asset and liability responds to the changes in market rates. The original assumptions were made based on industry averages and the Company’s own experience, and have been modified based on the Company’s continuing analysis of its actual versus expected performance, and after consultations with an outside consultant. The following table represents the estimated sensitivity of the Company’s net interest income as of December 31, 2010 and 2009 compared to the established policy limits:

	2010		2009
12 Month Cumulative% effect on NII	Policy Limit %	12-31-10	Policy Limit %	12-31-09

+100bp	+ 5.0 to −3.0	0.09	+ 5.0 to −3.0	6.09
+300bp	+10.0 to −8.0	3.41	+10.0 to −8.0	16.97
−100bp	+ 5.0 to −3.0	−0.48	+ 5.0 to −3.0	2.97
–300bp	+10.0 to −8.0	N/A	+10.0 to −8.0	N/A

The model results for both years fall within the risk tolerance guidelines established by the committee, except that the positive impact on net interest income of rising rates generally exceeds the Company’s guidelines for 2009.

The continuing low level of market rates, and particularly the Federal Funds target range of between 0.00 and 0.25% is unprecedented. This has created significant challenges for interest rate risk management over the past several years, and is reflected in the significant reduction in net interest income during this period. Given the highly unusual current market rate conditions and the potential for rapidly rising rates at some point in the future, Company management continues to refine and expand its interest rate risk modeling, and is responding to the results by proactively managing its balance sheet. Based on the results of its continuing evaluations, management believes that its interest rate risk position is moderate and that it is well-prepared for future likely changes in market rates.

The following table displays the Bank’s balance sheet based on the re-pricing schedule of 3 months, 3 months to 1 year, 1 year to 5 years and over 5 years.

Asset/Liability Maturity Repricing Schedule
December 31, 2010

		After Three	After One
		Months	Year but
	Within Three	but within	within Five	After Five
	Months	One Year	Years	Years	Total
	(Dollars in thousands)

Loans receivable and held for sale	$165,227	$128,247	$241,957	$43,778	$579,209
Securities	14,773	32,905	53,614	106,316	207,608
Federal funds sold	—	—	—	—	—
Time certificates and interest-bearing cash	132,693	—	—	—	132,693

Total earning assets	312,693	161,152	295,571	150,094	919,510
Allowance for loan losses	(3,553)	(2,759)	(5,203)	(941)	(12,456)

Total earning assets, net	$309,140	$158,393	$290,368	$149,153	$907,054

Interest-bearing demand deposits(1)	$327,891	$—	$—	$—	$327,891
Savings deposits and IRA(1)	59,363	8,264	7,759	—	75,386
Time certificates of deposit accounts	60,736	71,616	74,577	107	207,036

Total interest-bearing deposits	447,990	79,880	82,336	107	610,313
Repurchase agreements	105,116	—	—	—	105,116
FHLB advances	—	5,000	29,000	—	34,000
Other borrowed funds	16,527	—	—	—	16,527

Total interest-bearing liabilities	$569,633	$84,880	$111,336	$107	$765,956

Net interest rate sensitivity gap	$(260,493)	$73,513	$179,032	$149,046	$141,098
Cumulative gap	$(260,493)	$(186,980)	$(7,948)	$141,098	—

(1)	Includes deposits with no stated maturity.

The following table displays expected maturity information and corresponding interest rates for all interest-sensitive assets and liabilities at December 31, 2010.

Expected Maturity Date at December 31, 2010

	2011	2012-13	2014-15	Thereafter	Total
	(Dollars in thousands)

Interest-sensitive assets:
Commercial loans	$60,376	$18,886	$16,702	$26,692	$122,656
Average interest rate	5.50%	6.63%	6.33%	6.09%
Commercial real estate loans	28,140	42,771	22,548	82,100	175,559
Average interest rate	6.67%	6.29%	6.49%	6.83%
Commercial construction loans	10,401	7,320	—	230	17,951
Average interest rate	6.30%	4.52%	0.00%	6.17%
Land and land development loans	33,645	22,466	3,344	1,507	60,962
Average interest rate	6.50%	5.82%	6.61%	7.31%
Agriculture loans	57,355	10,981	10,568	8,460	87,364
Average interest rate	5.88%	6.96%	6.41%	6.92%
Multifamily loans	3,275	22,186	659	297	26,417
Average interest rate	4.28%	5.37%	4.89%	7.71%
Residential loans(1)	5,741	7,308	9,773	38,050	60,872
Average interest rate	7.87%	6.17%	6.54%	6.13%
Residential construction loans	2,414	805	—	—	3,219
Average interest rate	6.11%	6.41%	0.00%	0.00%
Consumer loans	5,575	5,204	1,638	1,678	14,095
Average interest rate	7.71%	7.13%	7.68%	7.62%
Municipal loans	222	1,497	603	4,206	6,528
Average interest rate	5.79%	3.69%	4.70%	4.85%
Investments	47,678	37,101	16,513	106,316	207,608
Average interest rate	2.86%	3.80%	4.68%	4.73%
Federal funds sold	—	—	—	—	—
Average interest rate	0.00%	0.00%	0.00%	0.00%
Certificates and interest bearing cash	132,693	—	—	—	132,693
Average interest rate	0.23%	0.00%	0.00%	0.00%

Total interest-sensitive assets	$387,515	$176,525	$82,348	$269,536	$915,924

Deposits:
Savings deposits and IRA	$67,628	$4,541	$3,218	$—	$75,387
Average interest rate	0.42%	2.10%	3.18%	0.00%
NOW and money market	327,891	—	—	—	327,891
Average interest rate	0.48%	0.00%	0.00%	0.00%
Certificates of deposit accounts	132,352	52,356	22,221	107	207,036
Average interest rate	1.45%	1.67%	2.87%	2.72%
Repurchase agreements	105,116	—	—	—	105,116
Average interest rate	0.28%	0.00%	0.00%	0.00%
Other borrowed funds	5,000	$25,000	4,000	16,527	50,527
Average interest rate	1.49%	2.06%	3.11%	3.32%

Total interest-sensitive liabilities	$637,987	$81,897	$29,439	$16,634	$765,957

(1)	Includes loans held for sale.

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

The required information is contained on pages F-1 through F-61. of this Form 10-K.

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

There were no changes in internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Intermountain’s management, including the principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of Intermountain’s management, Intermountain conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on management’s evaluation under the COSO Framework, Intermountain’s management has concluded that Intermountain’s internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of Intermountain’s internal control over financial reporting as of December 31, 2010 has been attested to by BDO USA, LLP, the independent registered public accounting firm that audited the financial statements included in Intermountain’s Annual Report on Form 10-K, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Intermountain Community Bancorp
Sandpoint, Idaho

We have audited Intermountain Community Bancorp’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Intermountain Community Bancorp’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Controls and Procedures. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Intermountain Community Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Intermountain Community Bancorp as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive income/ (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated March 4, 2011, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Spokane, Washington
March 4, 2011

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

In response to this Item, the information to be set forth in Intermountain’s Proxy Statement for the 2011 Annual Meeting of Shareholders (“2011 Proxy Statement”) under the headings “Information with Respect to Nominees and Other Directors,” “Meetings and Committees of the Board of Directors,” “Executive Compensation,” and “Security Ownership of Certain Beneficial Owners and Management” and “Compliance with Section 16(a) filing requirements” are incorporated herein by reference.

Information concerning Intermountain’s Audit Committee financial expert will be set forth under the caption “Meetings and Committees of the Board of Directors” in Intermountain’s 2011 Proxy Statement and is incorporated herein by reference.

Intermountain has adopted a Code of Ethics that applies to all Intermountain employees and directors, including Intermountain’s senior financial officers. The Code of Ethics is publicly available on Intermountain’s website at http://www.Intermountainbank.com, and is included as Exhibit 14 to this report.

Item 11.	EXECUTIVE COMPENSATION

In response to this Item, the information to be set forth in the 2011 Proxy Statement under the heading “Director Compensation” and “Executive Compensation” is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

In response to this Item, the information to be set forth in Intermountain’s 2011 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In response to this Item, the information to be set forth in Intermountain’s 2011 Proxy Statement under the heading “Certain Relationships and Related Transactions” is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

In response to this Item, the information to be set forth in Intermountain’s 2011 Proxy Statement under the headings “Ratification of Appointment of Independent Auditors” and “Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Audited Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets at December 31, 2010 and 2009

•	Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008

•	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2010, 2009 and 2008

•	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2010, 2009 and 2008

•	Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008

•	Summary of Accounting Policies

•	Notes to Consolidated Financial Statements

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

March 4, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Curt Hecker Curt Hecker	President and Chief Executive Officer, Principal Executive Officer, Director	March 4, 2011

/s/ Douglas Wright Douglas Wright	Executive Vice President and Chief Financial Officer, Principal Financial and Principal Accounting Officer	March 4, 2011

/s/ John B. Parker John B. Parker	Chairman of the Board, Director	March 4, 2011

/s/ Charles L. Bauer Charles L. Bauer	Director	March 4, 2011

/s/ James T. Diehl James T. Diehl	Director	March 4, 2011

/s/ Ford Elsaesser Ford Elsaesser	Director	March 4, 2011

/s/ Ronald Jones Ronald Jones	Director	March 4, 2011

/s/ Maggie Y. Lyons Maggie Y. Lyons	Director	March 4, 2011

/s/ Jim Patrick Jim Patrick	Director	March 4, 2011

/s/ Michael J. Romine Michael J. Romine	Director	March 4, 2011

/s/ Jerrold Smith Jerrold Smith	Executive Vice President and Director	March 4, 2011

EXHIBIT INDEX

Exhibit No.		Description

3.1		Amended and Restated Articles of Incorporation(1)
3.2		Amended and Restated Bylaws(2)
4.1		Form of Stock Certificate(3)
4.2		Certificate of Designations with respect to Fixed Rate Cumulative Perpetual Preferred Stock, Series A (filed as part of the Amended and Restated Articles of Incorporation)(4)
4.3		Warrant to Purchase Common Stock of the Company dated December 19, 2008(4)
4.4		Form of Preferred Stock Certificate(4)
10	.1*	Second Amended and Restated 1999 Employee Stock Option and Restricted Stock Plan(3)
10	.2*	Form of Employee Option Agreement(3)
10	.3*	Form of Restricted Stock Award Agreement(5)
10	.4*	Amended and Restated Director Stock Option Plan(6)
10	.5*	Form of Director Restricted Stock Award Agreement(5)
10	.6*	Form of Stock Purchase Bonus Agreement(5)
10	.7*	Amended and Restated Employment Agreement with Curt Hecker dated January 1, 2008(5)
10	.8*	Amended and Restated Salary Continuation and Split Dollar Agreement for Curt Hecker dated January 1, 2008(5)
10	.9*	Amended and Restated Employment Agreement with Jerry Smith dated January 1, 2008(5)
10	.10*	Amended and Restated Salary Continuation and Split Dollar Agreement with Jerry Smith dated January 1, 2008(5)
10	.11*	Amended and Restated Executive Severance Agreement with Douglas Wright dated January 1, 2008(5)
10	.12*	Amended and Restated Executive Severance Agreement with John Nagel dated December 27, 2007(5)
10	.13*	Amended and Restated Executive Severance Agreement with Pam Rasmussen dated December 28, 2007(5)
10	.14*	Executive Incentive Plan(7)
10.15		Letter Agreement including the Securities Purchase Agreement — Standard Terms incorporated herein, between the Company and the United States Department of the Treasury dated December 19, 2008(4)
10.16		Real Estate Purchase and Sale Agreement dated as of August 26, 2009 by and between the Company, as seller, and Sandpoint Center II, LLC, as buyer(8)
10.17		Lease Agreement dated as of August 28, 2009 by and between Sandpoint Center, LLC and Sandpoint Center II, LLC, as landlord, and Panhandle State Bank, as tenant(8)
14		Code of Ethics(7)
21	+	Subsidiaries of the Registrant
23	+	Consent of BDO USA, LLP
31	.1+	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31	.2+	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32	+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
99	.1+	Chief Executive Officer TARP Certification
99	.2+	Chief Financial Officer TARP Certification

*	Executive Contract, Compensatory Plan or Arrangement

+	Filed Herewith

(1)	Incorporated by reference to the Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009

(2)	Incorporated by reference to the Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed September 8, 2004

(3)	Incorporated by reference to Exhibits 4.1, 10.1 and 10.3 of the Registrant’s Form 10, as amended on July 1, 2004

(4)	Incorporated by reference to Exhibits 4.1, 4.2, 4.3, 10.1 and 10.2 of the Registrant’s Current Report on Form 8-K filed December 19, 2008

(5)	Incorporated by reference to Exhibits 10.3 and 10-6 — 10.14 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007

(6)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005

(7)	Incorporated by reference to Exhibits 10.20 and 14 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006

(8)	Incorporated by reference to Exhibits 10.1 and 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Intermountain Community Bancorp
Sandpoint, Idaho

We have audited the accompanying consolidated balance sheets of Intermountain Community Bancorp as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive income/(loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intermountain Community Bancorp at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Intermountain Community Bancorp’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 4, 2011, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Spokane, Washington
March 4, 2011

INTERMOUNTAIN COMMUNITY BANCORP

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(Dollars in thousands, except per share data)

ASSETS
Cash and cash equivalents:
Interest-bearing	$132,693	$83,617
Non-interest bearing and vault	11,973	19,572
Restricted cash	3,290	2,508
Available-for-sale securities, at fair value	183,081	181,784
Held-to-maturity securities, at amortized cost	22,217	15,177
Federal Home Loan Bank of Seattle stock, at cost	2,310	2,310
Loans held for sale	3,425	6,574
Loans receivable, net	563,228	655,602
Accrued interest receivable	4,360	5,077
Office properties and equipment, net	40,246	42,425
Bank-owned life insurance	8,765	8,397
Goodwill	—	11,662
Other intangibles	310	439
Other real estate owned (“OREO”)	4,429	11,538
Prepaid expenses and other assets	24,782	32,962

Total assets	$1,005,109	$1,079,644

LIABILITIES
Deposits	$778,833	$819,321
Securities sold subject to repurchase agreements	105,116	95,233
Advances from Federal Home Loan Bank	34,000	49,000
Cashier checks issued and payable	580	1,113
Accrued interest payable	1,406	1,211
Other borrowings	16,527	16,527
Accrued expenses and other liabilities	9,294	8,612

Total liabilities	945,756	991,017

Commitments and contingent liabilities (Notes 15 and 16)

STOCKHOLDERS’ EQUITY
Common stock 300,000,000 shares authorized; 8,431,385 and 8,438,554 shares issued and 8,390,877 and 8,365,836 shares outstanding	78,803	78,569
Preferred stock 1,000,000 shares authorized; 27,000 shares issued and 27,000 shares outstanding	25,794	25,461
Accumulated other comprehensive loss, net of tax	(1,229)	(4,840)
Retained earnings (deficit)	(44,015)	(10,563)

Total stockholders’ equity	59,353	88,627

Total liabilities and stockholders’ equity	$1,005,109	$1,079,644

See accompanying summary of accounting policies and notes to consolidated financial statements.

INTERMOUNTAIN COMMUNITY BANCORP

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands,
	except per share amounts)

Interest income:
Loans	$38,020	$43,611	$55,614
Investments	8,029	10,256	8,195

Total interest income	46,049	53,867	63,809

Interest expense:
Deposits	7,746	12,339	14,640
Other borrowings	1,034	1,502	1,786
Short-term borrowings	2,005	2,329	4,385

Total interest expense	10,785	16,170	20,811

Net interest income	35,264	37,697	42,998
Provision for losses on loans	(24,012)	(36,329)	(10,384)

Net interest income after provision for losses on loans	11,252	1,368	32,614

Other income:
Fees and service charges	7,133	6,948	7,394
Loan related fee income	3,061	2,913	3,029
Other-than-temporary impairment (“OTTI”) credit losses on investments(1)	(828)	(526)	—
Bank-owned life insurance	368	360	324
Net gain (loss) on sale of securities	349	1,795	2,182
Other income	941	501	1,003

Total other income	11,024	11,991	13,932

Operating expenses:
Salaries and employee benefits	20,950	22,512	25,301
Occupancy expense	7,240	7,515	7,496
Advertising	1,010	1,351	1,474
Fees and service charges	2,666	2,940	1,990
Printing, postage and supplies	1,346	1,352	1,442
Legal and accounting	1,244	1,734	1,758
FDIC assessment	1,892	2,373	511
OREO operations	3,472	5,389	988
Goodwill	11,662	—	—
Other expenses	3,412	4,464	4,412

Total operating expenses	54,894	49,630	45,372

Income (loss) before income taxes	(32,618)	(36,271)	1,174
Income tax benefit	(882)	(14,360)	(80)

Net income (loss)	(31,736)	(21,911)	1,254
Preferred stock dividend	1,716	1,662	45

Net income (loss) applicable to common stockholders	$(33,452)	$(23,573)	$1,209

Earnings (loss) per share — basic	$(3.99)	$(2.82)	$0.15

Earnings (loss) per share — diluted	$(3.99)	$(2.82)	$0.14

Weighted-average shares outstanding — basic	8,385,615	8,360,654	8,294,502

Weighted-average shares outstanding — diluted	8,385,615	8,360,654	8,514,836

1)	Consisting of $1,529,000 and $1,751,000 of total other-than-temporary impairment net losses, net of $701,000 and $1,225,000 recognized in other comprehensive income for the years ended December 31, 2010 and December 31, 2009, respectively.

See accompanying summary of accounting policies and notes to consolidated financial statements.

INTERMOUNTAIN COMMUNITY BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Net income (loss)	$(31,736)	$(21,911)	$1,254
Other comprehensive income (loss):
Change in unrealized gains on investments, and mortgage backed securities (“MBS”) available for sale, excluding non-credit loss on impairment of securities	6,273	2,529	(10,392)
Non-credit loss portion of other-than-temporary impairment on available-for-sale debt	(701)	(1,225)	—
Less deferred income tax benefit (provision)	(2,207)	(516)	4,115
Change in fair value of qualifying cash flow hedge	246	307	(985)

Net other comprehensive income (loss)	3,611	1,095	(7,262)

Comprehensive loss	$(28,125)	$(20,816)	$(6,008)

See accompanying summary of accounting policies and notes to consolidated financial statements.

INTERMOUNTAIN COMMUNITY BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2010, 2009, and 2008

					Accumulated
					Other		Total
	Preferred Stock		Common Stock		Comprehensive	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Income (Loss)	Earnings	Equity
	(Dollars in thousands, except per share data)

Balance, January 1, 2008	—	$—	8,313,005	$76,746	$1,327	$12,046	$90,119
Cumulative effect of adopting EITF 06-4, “Accounting for deferred compensation and post retirement benefits and aspects of endorsement split-dollar life insurance arrangements”	—	—	—	—	—	(234)	(234)
Net income	—	—	—	—	—	1,254	1,254
Equity based compensation	—	—	—	(110)	—	—	(110)
Restricted stock grant	—	—	46,264	—	—	—	—
Shares issued upon exercise of stock options, net of shares withheld	—	—	50,692	124	—	—	124
Vesting of stock-based compensation awards, net of shares withheld	—	—	19,615	(193)	—	—	(193)
Issuance of preferred shares net of expenses	27,000	25,138	—	—	—		25,138
Accretion of preferred stock discount	—	11	—	—	—	(11)	—
Preferred stock dividends	—	—	—	—	—	(45)	(45)
Issuance of common stock warrants	—	—	—	1,770	—	—	1,770
Net unrealized loss on investments	—	—	—	—	(6,277)	—	(6,277)
Net unrealized loss on hedging activities	—	—	—	—	(985)	—	(985)
Tax benefit associated with stock options	—	—	—	27	—	—	27
Other	—	—	—	(103)	—	—	(103)

Balance, December 31, 2008	27,000	$25,149	8,429,576	$78,261	$(5,935)	$13,010	$110,485

See accompanying summary of accounting policies and notes to consolidated financial statements.

INTERMOUNTAIN COMMUNITY BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2010, 2009, and 2008

					Accumulated
					Other		Total
	Preferred Stock		Common Stock		Comprehensive	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Income (Loss)	Earnings	Equity
	(Dollars in thousands, except per share data)

Balance, December 31, 2008	27,000	$25,149	8,429,576	$78,261	$(5,935)	$13,010	$110,485
Net loss	—	—	—	—	—	(21,911)	(21,911)
Equity based compensation	—	—	—	367	—	—	367
Restricted stock grant	—	—	(3,743)	—	—	—	—
Shares issued upon exercise of stock options, net of shares withheld	—	—	12,721	56	—	—	56
Vesting of stock-based compensation awards, net of shares withheld	—	—	—	(8)	—	—	(8)
Accretion of preferred stock discount	—	312	—	—	—	(312)	—
Preferred stock dividends	—	—	—	—	—	(1,350)	(1,350)
Net unrealized loss on investments, excluding non-credit loss on impairment of securities	—	—	—	—	1,528	—	1,528
Non-credit gain portion of other-than-temporary impairment on available-for-sale debt securities	—	—	—	—	(740)	—	(740)
Net unrealized gain on hedging activities	—	—	—	—	307	—	307
Tax benefit associated with stock options	—	—	—	3	—	—	3
Other	—	—	—	(110)	—	—	(110)

Balance, December 31, 2009	27,000	$25,461	8,438,554	$78,569	$(4,840)	$(10,563)	$88,627

See accompanying summary of accounting policies and notes to consolidated financial statements.

INTERMOUNTAIN COMMUNITY BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2010, 2009, and 2008

					Accumulated
					Other		Total
	Preferred Stock		Common Stock		Comprehensive	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Income (Loss)	Earnings	Equity
	(Dollars in thousands, except per share data)

Balance, December 31, 2009	27,000	$25,461	8,438,554	$78,569	$(4,840)	$(10,563)	$88,627
Net loss	—	—	—	—	—	(31,736)	(31,736)
Equity based compensation	—	—	—	361	—	—	361
Restricted stock cancellations	—	—	(7,169)	—	—	—	—
Accretion of preferred stock discount	—	333	—	—	—	(333)	—
Preferred stock dividends	—	—	—	—	—	(1,350)	(1,350)
Interest on deferred Preferred stock dividends	—	—	—	—	—	(33)	(33)
Net unrealized loss on investments, excluding non-credit loss on impairment of securities	—	—	—	—	3,789	—	3,789
Non-credit gain portion of other-than-temporary impairment on available-for-sale debt securities	—	—	—	—	(424)	—	(424)
Net unrealized gain on hedging activities	—	—	—	—	246	—	246
Tax benefit associated with vesting of restricted stock	—	—	—	(4)	—	—	(4)
Other	—	—	—	(123)	—	—	(123)

Balance, December 31, 2010	27,000	$25,794	8,431,385	$78,803	$(1,229)	$(44,015)	$59,353

See accompanying summary of accounting policies and notes to consolidated financial statements.

INTERMOUNTAIN COMMUNITY BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Cash flows from operating activities:
Net income (loss)	$(31,736)	$(21,911)	$1,254
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity based compensation expense	361	367	(110)
Depreciation	3,127	3,407	3,520
Net amortization of premiums on securities	2,935	1,014	(179)
Provisions for losses on loans	24,012	36,329	10,384
Goodwill impairment	11,662	—	—
Deferred tax asset valuation allowance	8,766	—	—
Proceeds from sale of loans	64,287	108,791	69,771
Originations of loans held for sale	(59,521)	(112,979)	(65,181)
Amortization of core deposit intangibles	129	137	147
Net accretion of loan discount	(35)	(100)	(15)
Accretion of deferred gain on sale of branch property	(15)	(15)	(15)
Gain on sale of loans, investments, property and equipment, OREO	(2,309)	(3,184)	(3,818)
Charge downs and gain on OREO	2,958	3,962	759
OTTI credit loss on available-for-sale investments	828	526	—
Deferred income tax benefit	(9,649)	(8,611)	(1,360)
Increase in cash surrender value of bank-owned life insurance	(368)	(360)	(324)
Change in :
Accrued interest receivable	717	1,371	1,759
Prepaid expenses and other assets	7,015	(10,887)	(2,718)
Accrued interest payable	195	(1,064)	(753)
Accrued expenses and other liabilities	(1,255)	3,158	(2,162)

Net cash provided by (used in) operating activities	22,104	(49)	10,959

Cash flows from investing activities:
Purchases of available-for-sale securities	(66,820)	(129,718)	(78,266)
Proceeds from calls, maturities or sales of available-for-sale securities	15,336	59,623	68,522
Principal payments on mortgage-backed securities	52,370	37,550	12,932
Purchases of held-to-maturity securities	(7,927)	(64)	(7,639)
Proceeds from calls or maturities of held-to-maturity securities	861	2,429	1,313
Purchase of Federal Home Loan Bank of Seattle stock	—	—	(706)
Proceed from redemption of Federal Home Loan Bank of Seattle stock	—	—	175
Loans made to customers less (greater) than principal collected on loans	59,450	39,998	(15,747)
Purchase of office properties and equipment	(987)	(1,603)	(5,845)
Proceeds from sales of office properties and equipment	40	—	169
Proceeds from sale of portfolio loans	—	—	5,490
Proceeds from sale of other real estate owned	13,441	9,830	474
Net change in federal funds sold	—	71,450	(64,885)
Net (increase) decrease in restricted cash	(782)	(2,040)	4,059

Net cash provided by (used in) investing activities	64,982	87,455	(79,954)

See accompanying summary of accounting policies and notes to consolidated financial statements.

INTERMOUNTAIN COMMUNITY BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Cash flows from financing activities:
Net increase (decrease) in demand, money market and savings deposits	(14,140)	31,445	(583)
Net increase (decrease) in certificates of deposit	(26,348)	(2,536)	33,151
Proceeds from Federal Home Loan Bank advances	—	39,000	30,000
Repayments of Federal Home Loan Bank advances	(15,000)	(36,000)	(13,000)
Net change in repurchase agreements	9,883	(13,773)	(15,121)
Principal reduction of note payable	—	(23,941)	(41)
Proceeds from exercise of stock options	—	56	158
Proceeds from issuance of preferred stock, net of expenses	—	—	25,138
Proceeds from issuance of common stock warrants	—	—	1,770
Cash dividends paid to preferred stockholders	—	(1,223)	—
Increase (decrease) in credit line	—	(145)	3,657
Retirement of treasury stock	(4)	(7)	(227)

Net cash provided by (used in) financing activities	(45,609)	(7,124)	64,902

Net increase (decrease) in cash and cash equivalents	41,477	80,282	(4,093)
Cash and cash equivalents, beginning of year	103,189	22,907	27,000

Cash and cash equivalents, end of year	$144,666	$103,189	$22,907

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$10,590	$16,195	$20,916
Income taxes, net of tax refunds received	$(7,144)	$6,031	$3,615
Noncash investing and financing activities:
Restricted shares issued	$—	$—	$647
Accrual of preferred stock dividend	$1,384	$173	$—
Loans converted to other real estate owned	$8,946	$20,789	$4,092
Line of credit converted to term debt	$—	$23,000	$—

See accompanying summary of accounting policies and notes to consolidated financial statements.

INTERMOUNTAIN COMMUNITY BANCORP

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Intermountain Community Bancorp (“Intermountain” or “the Company”) is a bank holding company whose principal activity is the ownership and management of its wholly owned subsidiary, Panhandle State Bank (“the Bank”). The Bank is a state chartered commercial bank under the laws of the state of Idaho. At December 31, 2010, the Bank had eight branch offices in northern Idaho, five in southwestern Idaho, three in southcentral Idaho, two branches in eastern Washington and one branch in eastern Oregon operating under the names of Panhandle State Bank, Intermountain Community Bank and Magic Valley Bank.

Intermountain provides customized quality financial services and banking products to its customers through experienced, highly trained staff who are long-time residents of its local markets. Intermountain believes this philosophy has allowed it to grow rapidly in its market areas. With $1.01 billion in total assets as of December 31, 2010, Intermountain originates loans and attracts deposits from the general public through 19 branches located in Washington, Oregon, and Idaho. In addition, Intermountain also markets trust and wealth management services and fixed income and equity products, mutual funds, fixed and variable annuities and other financial products through its Trust and Investment Services Division.

The accounting and reporting policies of Intermountain and subsidiaries conform to U.S. generally accepted accounting principles (“GAAP”) and to general practices within the banking industry. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates. The more significant accounting policies are as follows:

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

Restricted Cash

Restricted cash represents the required reserve balances maintained to comply with Federal Reserve Bank requirements and required cash reserves for loan hedges and Trust Preferred Cash Flow Hedge held at Pacific Coast Bankers Bank.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

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

In assessing whether a security has an other-than-temporary impairment (“OTTI”), the Company considers whether it intends to sell a security or if it is likely that it would be required to sell the security before recovery of the amortized cost basis of the investment, which may be maturity. For debt securities, if we intend to sell the security or it is likely that we will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If we do not intend to sell the security and it is not likely that we will be required to sell the security but we do not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses is recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI. For investment securities held to maturity, this amount is accreted over the remaining life of the debt security prospectively based on the amount and timing of future estimated cash flows. The accretion of the amount recorded in OCI increases the carrying value of the investment and does not affect earnings. If there is an indication of additional credit losses the security is re-evaluated according to the procedures described above. The Company recognized total OTTI on available-for-sale securities of $1.5 million in 2010, of which $828,000 was recognized through earnings as credit loss impairment and $1.1 million, representing non-credit value impairment, was recognized in OCI. In 2009, the Company recognized total OTTI of $701,000, of which $526,000 was recognized through earnings as credit loss impairment and $1.2 million, representing non-credit value impairment, was recognized in OCI. No OTTI was recognized in 2008.

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

INTERMOUNTAIN COMMUNITY BANCORP

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

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

Management believes the allowance for loan losses was adequate at December 31, 2010. While management uses available information to provide for loan losses, the ultimate collectability of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions and other relevant factors. A further slowdown in economic activity could adversely affect cash flows for both

INTERMOUNTAIN COMMUNITY BANCORP

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

commercial and individual borrowers, as a result of which the Company could experience increases in nonperforming assets, delinquencies and losses on loans.

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

INTERMOUNTAIN COMMUNITY BANCORP

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

Bank-Owned Life Insurance

Bank-owned life insurance (“BOLI”) is carried at the initial premium paid for the policies plus the increase in the cash surrender value.

Goodwill and Other Intangibles

Goodwill and intangible assets with indefinite lives are not amortized, but are subject to impairment tests at least annually. Intangible assets with finite lives, including core deposit intangibles, are amortized over the estimated life of the depositor relationships acquired. During the quarter ended September 30, 2010, Intermountain determined that a trigger event occurred, requiring an evaluation of the Company’s goodwill. Based on the results of the evaluation, the Company determined that 100% of the goodwill balance was impaired and recorded an $11.7 million goodwill impairment, which reduced the carrying value of the Company’s goodwill down to zero. See Note 5 to the Consolidated Financial Statements for more information on goodwill and other intangibles.

Fair Value Measurements

ASC 820 “Fair Value Measurements” establishes a standard framework for measuring fair value in GAAP, clarifies the definition of “fair value” within that framework, and expands disclosures about the use of fair value measurements. A number of valuation techniques are used to determine the fair value of assets and liabilities in Intermountain’s financial statements. These include quoted market prices for securities, interest rate swap valuations based upon the modeling of termination values adjusted for credit spreads with counterparties, and appraisals of real estate from independent licensed appraisers, among other valuation techniques. Fair value measurements for assets and liabilities where there exists limited or no observable market data are based primarily upon estimates, and are often calculated based on the economic and competitive environment, the characteristics of the asset or liability and other factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. Additionally, there are inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values. Significant changes in the aggregate fair value of assets and liabilities required to be measured at fair value or for impairment will be recognized in the income statement under the framework established by GAAP. If impairment is determined, it could limit the ability of Intermountain’s banking subsidiaries to pay dividends or make other payments to the Holding Company. See Note 20 to the Consolidated Financial Statements for more information on fair value measurements.

Derivative Financial Instruments and Hedging Activities

In various aspects of its business, the Company uses derivative financial instruments to modify its exposure to changes in interest rates and market prices for other financial instruments. The Company has one derivative financial instrument that is designated as a hedge for financial accounting purposes. Intermountain’s hedge accounting policy requires the assessment of hedge effectiveness, identification of similar hedged item groupings, and measurement of changes in the fair value of hedged items. If, in the future, the derivative financial instruments identified as hedges no longer qualify for hedge accounting treatment, changes in the fair value of these hedged items would be recognized in current period earnings, and the impact on the consolidated results of operations and reported earnings could be significant.

Advertising and Promotion

The Company expenses all costs associated with its advertising and promotional efforts as incurred. Those costs are included with operating expenses on the consolidated statements of income.

INTERMOUNTAIN COMMUNITY BANCORP

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

Income Taxes

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

At September 30, 2010, Intermountain assessed whether it was more likely than not that it would realize the benefits of its deferred tax asset. Intermountain determined that the negative evidence associated with a projected three year cumulative loss for the period ending December 31, 2010, and continued depressed economic conditions outweighed the positive evidence. Therefore, Intermountain established a valuation allowance of $7.4 million against its deferred tax asset. In the fourth quarter of 2010, the Company fully reserved the tax benefit of $1.4 million due to the continuing economic uncertainties. Intermountain had a net deferred asset of $15.3 million as of December 31, 2010, compared to a net deferred tax asset of $16.9 million as of December 31, 2009. See Note 10 to the Consolidated Financial Statements for more information on the tax provision and the deferred tax asset.

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

Equity Compensation Plans

The Company formerly maintained equity compensation plans under which the Company has granted non-qualified and incentive stock options and restricted stock to employees and non-employee directors. The Company follows guidance under ASC 718, “Stock Compensation”, using the modified prospective method, and the fair value recognition provision. The Company elected to adopt the alternative transition method for calculating the tax effects of stock-based compensation. The alternative transition method includes simplified methods to establish the beginning balance of the additional-paid-in-capital pool (“APIC pool”) related to the tax effects of stock-based compensation, and for determining the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of stock-based compensation awards that are outstanding. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of options. In addition, option valuation models require the input of highly subjective assumptions, particularly for the expected term and stock price volatility. The fair value of each restricted share is based on the fair market value at the date of grant. The Company records compensation expense based on the determined fair value.

Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and

INTERMOUNTAIN COMMUNITY BANCORP

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could materially differ from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for loan losses, valuation of investments, deferred tax assets and liabilities and valuation and recoverability of goodwill and intangible assets.

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

Reclassifications

Certain amounts in the 2009 and 2008 financial statements have been reclassified to conform to the current year’s presentation. These reclassifications had no effect on total stockholders’ equity or net income as previously reported.

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2009-17, “Accounting for Transfers of Financial Assets.” This standard removes the concept of qualifying special-purpose entities as an accounting criteria that had provided an exception to consolidation, provided additional guidance on requirements for consolidation, and is an update to codification topic 860. This guidance became effective for the Company on January 1, 2010, and did not have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements.” FASB ASU No. 2010-06 requires (i) fair value disclosures by each class of assets and liabilities (generally a subset within a line item as presented in the statement of financial position) rather than major category, (ii) for items measured at fair value on a recurring basis, the amounts of significant transfers between Levels 1 and 2, and transfers into and out of Level 3, and the reasons for those transfers, including separate discussion related to the transfers into each level apart from transfers out of each level, and (iii) gross presentation of the amounts of purchases, sales, issuances, and settlements in the Level 3 recurring measurement reconciliation. Additionally, the ASU clarified that a description of the valuation techniques(s) and inputs used to measure fair values is required for both recurring and nonrecurring fair value measurements. Also, if a valuation technique has changed, entities should disclose that change and the reason for the change. Disclosures other than the gross presentation changes in the Level 3 reconciliation were effective for the first reporting period beginning after December 15, 2009 and did not have an impact on the Company’s consolidated financial statements. The requirement to present the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis will be effective for fiscal years beginning after December 15, 2010. The Company is currently evaluating the impact of adoption of FASB ASU No. 2010-06. We do not expect it will have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-09, “Subsequent Events (Topic 855) — Amendments to Certain Recognition and disclosure Requirements”. This ASU eliminated the requirement to disclose the date through which a Company has evaluated subsequent events and refines the scope of the disclosure requirements for reissued financial statements. This ASU was effective for the first quarter of 2010. This ASU did not have a material impact on the Company’s consolidated financial statements.

INTERMOUNTAIN COMMUNITY BANCORP

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

In March 2010, the FASB issued ASU No. 2010-11, “Derivatives and Hedging (Topic 815) — Scope Exception Related to Embedded Credit Derivatives.” The ASU eliminated the scope exception for bifurcation of embedded credit derivatives in interests in securitized financial assets, unless they are created solely by subordination of one financial instrument to another. The ASU was effective the first quarter beginning after June 15, 2010. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued ASU No. 2010-18, “Receivables (Topic 310) — Effect of a Loan Modification When the Loan Is Part of a Pool That is Accounted for as a Single Asset.” This ASU clarified that modifications of loans that are accounted for within a pool under Topic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. No additional disclosures are required with this ASU. The amendments in this ASU are effective for modifications of loans accounted for within pools under Topic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively and early application is permitted. Upon initial adoption of the guidance in this ASU, an entity may make a onetime election to terminate accounting for loans as a pool under Topic 310-30. This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20,“Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This update amends codification topic 310 on receivables to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. This guidance is being phased in, with the new disclosure requirements for period end balances effective as of December 31, 2010, and the new disclosure requirements for activity during the reporting period are effective March 31, 2011. See Footnote 2 — Loans and Loan Loss Allowance.

In December 2010, the FASB issued ASU No. 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations”. ASU No. 2010-29. This ASU requires that if a public entity discloses comparative financial statements, then those disclosures of revenue and earnings of the combined entity should be as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The ASU also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination. The ASU will be applied prospectively for business combinations that are consummated on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of this ASU will not have an impact on the Company’s consolidated financial statements except and until the Company enters a future business combination.

In January 2011, the FASB issued ASU No. 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.” This ASU temporarily delays the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. Accordingly, the Company has not included the disclosures deferred by this ASU.

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Investments

The amortized cost and fair values of investments are as follows (in thousands):

	Available-for-Sale
		Non-Credit
		OTTI
		Recognized	Gross	Gross
	Amortized	in OCI	Unrealized	Unrealized	Fair Value/
	Cost	(Losses)	Gains	Losses	Carrying Value

December 31, 2010
U.S. treasury securities and obligations of U.S. government agencies	$4,020	$—	$—	$(95)	$3,925
State and municipal securities	5,251	—	28	(49)	5,230
Mortgage-backed securities & CMO’s	175,129	(1,926)	3,648	(2,925)	173,926

	$184,400	$(1,926)	$3,676	$(3,069)	$183,081

December 31, 2009
U.S. treasury securities and obligations of U.S. government agencies	$51	$—	$—	$—	$51
Mortgage-backed securities & CMO’s	188,624	(1,225)	2,662	(8,328)	181,733

	$188,675	$(1,225)	$2,662	$(8,328)	$181,784

	Held-to-Maturity
		Non-Credit
	Carrying	OTTI
	Value/	Recognized	Gross	Gross
	Amortized	in OCI	Unrealized	Unrealized
	Cost	(Losses)	Gains	Losses	Fair Value

December 31, 2010
State and municipal securities	$22,217	$—	$280	$(385)	$22,112
December 31, 2009
State and municipal securities	$15,177	$—	$276	$(56)	$15,397

The following table summarizes the duration of Intermountain’s unrealized losses on available-for-sale and held-to-maturity securities as of the dates indicated (in thousands).

	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
December 31, 2010	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. treasury securities and obligations of U.S. government agencies	$3,897	$95	$—	$—	$3,897	$95
State and municipal securities	11,713	434	—	—	11,713	434
Mortgage-backed securities & CMO’s	36,338	581	14,447	2,344	50,785	2,925

Total	$51,948	$1,110	$14,447	$2,344	$66,395	$3,454

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
December 31, 2009	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

State and municipal securities	$3,196	$56	$—	$—	$3,196	$56
Mortgage-backed securities & CMO’s	49,464	1,504	24,124	6,824	73,588	8,328

Total	$52,660	$1,560	$24,124	$6,824	$76,784	$8,384

At December 31, 2010, the amortized cost and fair value of available-for-sale and held-to-maturity debt securities, by contractual maturity, are as follows (in thousands):

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

One year or less	$3	$3	$297	$301
After one year through five years	28	28	708	752
After five years through ten years	3,989	3,894	5,929	5,894
After ten years	5,251	5,230	15,283	15,165

	9,271	9,155	22,217	22,112
Mortgage-backed securities & CMO’s	175,129	173,926	—	—

	$184,400	$183,081	$22,217	$22,112

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Intermountain’s investment portfolios are managed to provide and maintain liquidity; to maintain a balance of high quality, diversified investments to minimize risk; to offset other asset portfolio elements in managing interest rate risk; to provide collateral for pledging; and to maximize returns. At December 31, 2010, the Company does not intend to sell any of its available-for-sale securities that have a loss position and it is not likely that it will be required to sell the available-for-sale securities before the anticipated recovery of their remaining amortized cost or maturity date. The unrealized losses on residential mortgage-backed securities without OTTI were considered by management to be temporary in nature.

Investment securities are reviewed on an ongoing basis for the presence of other-than-temporary impairment (“OTTI”) or permanent impairment, taking into consideration current market conditions, fair value in relationship to cost, the extent and nature of the change in fair value, issuer rating changes and trends, whether we intend to sell a security or if it is likely that we will be required to sell the security before recovery of our amortized cost basis of the investment, which may be at maturity, and other factors.

Prior to the first quarter of 2009, the Company would assess an OTTI or permanent impairment based on the nature of the decline and whether the Company had the ability and intent to hold the investments until a market price recovery. If the Company determined a security to be other-than-temporarily or permanently impaired, the full amount of impairment would be recognized through earnings in its entirety. New guidance related to the recognition and presentation of OTTI of debt securities became effective in the second quarter of 2009, with early adoption possible in the first quarter of 2009. Rather than asserting whether a Company has the ability and intent to hold an investment until a market price recovery, a Company must consider whether they intend to sell a security or if it is likely that they would be required to sell the security before recovery of the amortized cost basis of the investment, which may be maturity. For debt securities, if the Company intends to sell the security or it is likely that it will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If the Company does not intend to sell the security and it is not likely that it will be required to

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sell the security but does not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI. For investment securities held to maturity, this amount is accreted over the remaining life of the debt security prospectively based on the amount and timing of future estimated cash flows. The accretion of the amount recorded in OCI increases the carrying value of the investment and does not affect earnings. If there is an indication of additional credit losses the security is reevaluated accordingly to the procedures described above.

The Company did not have any impairments on securities before 2009. Upon adoption of the new OTTI guidance in the first quarter of 2009, the Company analyzed its securities as well and determined that as of the adoption date there were OTTI impairments and such losses were credit related. There was no cumulative effect adjustment to the opening balance of retained earnings or a corresponding adjustment to accumulated OCI.

The following table presents the OTTI losses for the years ended December 31, 2010 and 2009.

	2010		2009
	Held To	Available	Held To	Available
	Maturity	For Sale	Maturity	For Sale

Total other-than-temporary impairment losses	$—	$1,529	$—	$1,751
Portion of other-than-temporary impairment losses transferred from (recognized in) other comprehensive income(1)	—	(701)	—	(1,225)

Net impairment losses recognized in earnings(2)	$—	$828	$—	$526

(1)	Represents other-than-temporary impairment losses related to all other factors.

(2)	Represents other-than-temporary impairment losses related to credit losses.

The OTTI recognized on investment securities available for sale primarily relates to two non-agency collateralized mortgage obligations for 2010 and one non-agency collateralized mortgage obligation for 2009. Each of these securities holds various levels of credit subordination. These securities were valued by third-party pricing services using matrix or model pricing methodologies and were corroborated by broker indicative bids. We estimated the cash flows of the underlying collateral for each security considering credit, interest and prepayment risk models that incorporate management’s estimate of projected key assumptions including prepayment rates, collateral default rates and loss severity. Assumptions utilized vary from security to security, and are influenced by factors such as underlying loan interest rates, geographic location, borrower characteristics and vintage, and historical experience. We then used a third party to obtain information about the structure of each security, including subordination and other credit enhancements, in order to determine how the underlying collateral cash flows will be distributed to each security issued in the structure. These cash flows were then discounted at the interest rate used to recognize interest income on each security. We review the actual collateral performance of these securities on a quarterly basis and update the inputs as appropriate to determine the projected cash flows.

See Note 20 “Fair Value of Financial Instruments” for more information on the calculation of fair or carrying value for the investment securities.

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Loans Receivable and Allowance for Loan Losses

The components of loans receivable are as follows (in thousands):

	December 31, 2010
			Individually	Collectively
	Loans		Evaluated for	Evaluated for
	Receivable	%	Impairment	Impairment

Commercial	$122,656	21.31%	$10,698	$111,958
Commercial real estate	175,559	30.50	13,077	162,482
Commercial Construction	17,951	3.12	691	17,260
Land and land development loans	60,962	10.59	5,995	54,967
Agriculture	87,364	15.18	1,460	85,904
Multifamily	26,417	4.59	—	26,417
Residential real estate	60,872	10.58	3,276	57,596
Residential construction	3,219	0.56	277	2,942
Consumer	14,095	2.45	1,094	13,001
Municipal	6,528	1.12	—	6,528

Total loans receivable	575,623	100.00%	$36,568	$539,055

Allowance for loan losses	(12,455)
Deferred loan fees, net of direct origination costs	60

Loans receivable, net	$563,228

Weighted average interest rate	6.04%

	December 31, 2009
			Individually	Collectively
	Loans		Evaluated for	Evaluated for
	Receivable	%	Impairment	Impairment

Commercial	$131,562	19.57%	$8,600	$122,962
Commercial real estate	172,726	25.69	9,707	163,019
Commercial Construction	45,581	6.78	7,862	37,719
Land and land development loans	88,604	13.18	18,060	70,544
Agriculture	110,256	16.40	6,604	103,652
Multifamily	18,067	2.69	696	17,371
Residential real estate	65,544	9.75	4,709	60,835
Residential construction	16,626	2.47	1,164	15,462
Consumer	18,287	2.72	318	17,969
Municipal	5,061	0.75	—	5,061

Total loans receivable	672,314	100.00%	$57,720	$614,594

Allowance for loan losses	(16,608)
Deferred loan fees, net of direct origination costs	(104)

Loans receivable, net	$655,602

Weighted average interest rate	6.15%

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of allowance for loan loss by types are as follows (in thousands):

	December 31, 2010
		Individually	Collectively
	Total	Evaluated	Evaluated
	Allowance	Allowance	Allowance

Commercial	$2,925	$744	$2,181
Commercial real estate	3,655	1,475	2,180
Commercial Construction	540	145	395
Land and land development loans	2,408	770	1,638
Agriculture	779	92	687
Multifamily	83	—	83
Residential real estate	1,252	545	707
Residential construction	65	—	65
Consumer	613	449	164
Municipal	135	—	135

Total	$12,455	$4,220	$8,235

	December 31, 2009
		Individually	Collectively
	Total	Evaluated	Evaluated
	Allowance	Allowance	Allowance

Commercial	$4,785	$1,893	$2,892
Commercial real estate	3,827	1,654	2,173
Commercial Construction	1,671	141	1,530
Land and land development loans	2,707	817	1,890
Agriculture	1,390	1,242	148
Multifamily	26	—	26
Residential real estate	1,412	444	968
Residential construction	170	31	139
Consumer	539	152	387
Municipal	81	—	81

Total	$16,608	$6,374	$10,234

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of current, past due and nonaccrual loans as of December 31, 2010 are as follows, (in thousands):

			90 Days or More
		30-89 Days	Past Due
	Current	Past Due	and Accruing	Nonaccrual	Total

Commercial	$118,036	$761	$—	$3,859	$122,656
Commercial real estate	171,633	360	—	3,566	175,559
Commercial Construction	17,880	—	—	71	17,951
Land and land development loans	58,537	515	—	1,910	60,962
Agriculture	86,782	—	—	582	87,364
Multifamily	26,417	—	—	—	26,417
Residential real estate	58,481	1,361	66	964	60,872
Residential construction	3,109	—	—	110	3,219
Consumer	13,664	42	—	389	14,095
Municipal	6,528	—	—	—	6,528

Total	$561,067	$3,039	$66	$11,451	$575,623

A summary of current, past due and nonaccrual loans as of December 31, 2009 are as follows, (in thousands):

			90 Days or More
		30-89 Days	Past Due
	Current	Past Due	and Accruing	Nonaccrual	Total

Commercial	$128,720	$189	$—	$2,653	$131,562
Commercial real estate	167,440	2,025	52	3,209	172,726
Commercial Construction	42,446	—	—	3,135	45,581
Land and land development loans	79,299	3,071	510	5,724	88,604
Agriculture	109,788	21	—	447	110,256
Multifamily	17,932	—	—	135	18,067
Residential real estate	61,628	1,020	24	2,872	65,544
Residential construction	16,421	—	—	205	16,626
Consumer	18,199	—	—	88	18,287
Municipal	5,061	—	—	—	5,061

Total	$646,934	$6,326	$586	$18,468	$672,314

Nonaccrual loans totaled $11.5 million at December 31, 2010 and $18.5 million at December 31, 2009. If nonaccrual loans had been accruing interest at their originally contracted terms, interest income on such loans would have been $1.9 million, $1.9 million and $465,000 for 2010, 2009 and 2008, respectively. The actual amounts included in interest income during 2010, 2009 and 2008 on such loans were $1.1 million, $1.1 million and $1.2 million, respectively. Troubled Debt Restructures (loans which had been negotiated at below market interest rates or for which other concessions were granted, but are accruing interest) were $4.8 million and $4.6 million at December 31, 2010 and December 31, 2009, respectively.

The allowance for loan losses and reserve for unfunded commitments are maintained at levels considered adequate by management to provide for probable loan losses as of the Consolidated Balance Sheet reporting dates. The allowance for loan losses and reserve for unfunded commitments are based on management’s assessment of various factors affecting the loan portfolio, including problem loans, business conditions and loss experience, and

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

an overall evaluation of the quality of the underlying collateral. Changes in the allowance for loan losses and the reserve for unfunded commitments during the periods indicated were as follows:

	December 31,
	2010	2009
	(Dollars in thousands)

Balance Beginning December 31	$(16,608)	$(16,433)
Charge-Offs
Commercial loans	10,603	5,037
Commercial real estate loans	5,610	3,194
Commercial construction loans	1,393	4,982
Land and land development loans	8,622	19,817
Agriculture loans	1,055	988
Multifamily loans	16	53
Residential loans	2,019	1,598
Residential construction loans	101	241
Consumer Loans	490	1,001
Municipal Loans	—	—

Total Charge-offs	29,909	36,911
Recoveries
Commercial Loans	(628)	(144)
Commercial real estate loans	(311)	—
Commercial construction loans	(391)	(1)
Land and land development loans	(175)	(347)
Agriculture loans	(31)	—
Multifamily loans	—	—
Residential Loans	(50)	(9)
Residential construction loans	—	—
Consumer Loans	(158)	(256)
Municipal Loans	—	—

Total Recoveries	(1,744)	(757)
Net charge-offs	28,165	36,154
Transfers	—	—
Provision for losses on loans	(24,012)	(36,329)
Sale of loans	—	—

Balance at end of period	$(12,455)	$(16,608)
Allowance — Unfunded Commitments
Balance Beginning December 31	$(11)	$(13)
Adjustment	(6)	2
Transfers	—	—

Allowance — Unfunded Commitments at end of period	$(17)	$(11)

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,
	2010	2009	2008

Allowance for loan losses, beginning of year	$(16,608)	$(16,433)	$(11,761)
Loans charged off	29,909	36,911	6,193
Recoveries	(1,744)	(757)	(481)
Transfers	—	—	—
Provision for losses on loans	(24,012)	(36,329)	(10,384)

Allowance for loan losses, end of year	$(12,455)	$(16,608)	$(16,433)

Allowance — Unfunded Commitments Balance Beginning December 31	$(11)	$(13)	$(18)
Adjustment	(6)	2	5
Transfers	—	—	—

Allowance — Unfunded Commitments at end of period	$(17)	$(11)	$(13)

The following table provides information with respect to impaired loans as of the year ended December 31, 2010.

	December 31, 2010			Year Ended December 31, 2010
				Average
	Recorded	Principal	Related	Recorded	Interest Income
	Investment	Balance	Allowance	Investment	Recognized
			(Dollars in thousands)

With an allowance recorded:
Commercial	$2,319	$2,320	$744	$3,785	$173
Commercial real estate	4,383	5,088	1,475	4,804	381
Commercial Construction	406	407	145	425	17
Land and land development loans	1,786	1,786	770	2,411	120
Agriculture	428	463	92	1,470	46
Multifamily	—	8	—	—	8
Residential real estate	1,207	1,357	545	1,303	98
Residential construction	—	—	—	302	—
Consumer	538	594	449	394	45
Municipal	—	—	—	—	—

Total	$11,067	$12,023	$4,220	$14,894	$888

Without an allowance recorded:
Commercial	$8,379	$12,362	$—	$5,865	$1,021
Commercial real estate	8,694	11,510	—	6,589	901
Commercial Construction	285	418	—	3,852	36
Land and land development loans	4,209	7,573	—	9,617	575
Agriculture	1,032	1,885	—	2,560	192
Multifamily	—	—	—	347	—
Residential real estate	2,069	2,335	—	2,689	204
Residential construction	277	363	—	420	54
Consumer	556	726	—	311	75
Municipal	—	—	—	—	—

Total	$25,501	$37,172	$—	$32,250	$3,058

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2010			Year Ended December 31, 2010
				Average
	Recorded	Principal	Related	Recorded	Interest Income
	Investment	Balance	Allowance	Investment	Recognized
			(Dollars in thousands)

Total:
Commercial	$10,698	$14,682	$744	$9,650	$1,194
Commercial real estate	13,077	16,598	1,475	11,393	1,282
Commercial Construction	691	825	145	4,277	53
Land and land development loans	5,995	9,359	770	12,028	695
Agriculture	1,460	2,348	92	4,030	238
Multifamily	—	8	—	347	8
Residential real estate	3,276	3,692	545	3,992	302
Residential construction	277	363	—	722	54
Consumer	1,094	1,320	449	705	120
Municipal	—	—	—	—	—

Total	$36,568	$49,195	$4,220	$47,144	$3,946

The following table provides information with respect to impaired loans as of the year ended December 31, 2009.

	December 31, 2009			Year Ended December 31, 2009
				Average
	Recorded	Principal	Related	Recorded	Interest Income
	Investment	Balance	Allowance	Investment	Recognized
			(Dollars in thousands)

Impaired Loans with an allowance recorded:
Commercial	$5,250	$5,301	$1,893	$4,191	$322
Commercial real estate	5,224	5,318	1,654	3,267	348
Commercial Construction	444	444	141	2,916	41
Land and land development loans	3,036	3,191	817	9,242	188
Agriculture	2,512	2,511	1,242	1,593	107
Multifamily	—	—	—	—	—
Residential real estate	1,399	1,399	444	991	102
Residential construction	603	603	31	426	45
Consumer	252	278	152	278	26
Municipal	—	—	—	—	—

Total	$18,720	$19,045	$6,374	$22,904	$1,179

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2009			Year Ended December 31, 2009
				Average
	Recorded	Principal	Related	Recorded	Interest Income
	Investment	Balance	Allowance	Investment	Recognized
			(Dollars in thousands)

Impaired loans without an allowance recorded:
Commercial	$3,350	$10,123	$—	$2,006	$589
Commercial real estate	4,483	6,143	—	2,934	374
Commercial Construction	7,418	10,514	—	3,848	664
Land and land development loans	15,024	26,591	—	8,209	1,332
Agriculture	4,092	4,387	—	2,892	401
Multifamily	696	749	—	348	38
Residential real estate	3,310	3,609	—	2,557	205
Residential construction	561	571	—	747	48
Consumer	66	95	—	551	13
Municipal	—	—	—	175	—

Total	$39,000	$62,782	$—	$24,267	$3,664

Total impaired loans:
Commercial	$8,600	$15,424	$1,893	$6,197	$911
Commercial real estate	9,707	11,461	1,654	6,201	722
Commercial Construction	7,862	10,958	141	6,764	705
Land and land development loans	18,060	29,782	817	17,451	1,520
Agriculture	6,604	6,898	1,242	4,485	508
Multifamily	696	749	—	348	38
Residential real estate	4,709	5,008	444	3,548	307
Residential construction	1,164	1,174	31	1,173	93
Consumer	318	373	152	829	39
Municipal	—	—	—	175	—

Total	$57,720	$81,827	$6,374	$47,171	$4,843

Credit quality indicators

The loan and lease credit quality indicators for loans are developed through review of individual borrowers on an ongoing basis. Each borrower is evaluated at least annually with more frequent evaluation of larger or potentially risker loans or leases. The indicators represent the rating for loans or leases as of the date presented based on the most recent assessment performed. These credit quality indicators are defined as follows:

Satisfactory — A satisfactory rated loan is not adversely classified because it does not display any of the characteristics for adverse classification.

Watch — A watch loan has a solid but vulnerable repayment source. There is loss exposure only if repayment/collateral experience prolonged deterioration. Loans in this risk grade category are subject to frequent review and change due to the increased vulnerability of repayment sources and collateral valuations.

Special mention — A special mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, such potential weaknesses may result in deterioration of the repayment prospects or collateral position at some future date. Special mention loans are not adversely classified and do not warrant adverse classification.

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Substandard — A substandard loan is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified as substandard generally have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt. These loans are characterized by the distinct possibility of loss if the deficiencies are not corrected.

Doubtful — A loan classified doubtful has all the weaknesses inherent in a loan classified substandard with the added characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable, on the basis of currently existing facts, conditions, and values.

Loss — Loans classified loss are considered uncollectible and of such little value that their continuing to be carried as an asset is not warranted. This classification does not necessarily mean that there is to no potential for recovery or salvage value, but rather that it is not appropriate to defer a full write-off even though partial recovery may be realized in the future.

Credit quality indicators by loan segment are summarized as follows:

	Loan Portfolio Credit Grades by Type
	December 31, 2010
		Internal	Special
	Satisfactory	Watch	Mention	Substandard	Doubtful
	Grade 1-3	Grade 4	Grade 5	Grade 6	Grade 7	Total
	(Dollars in thousands)

Commercial	$78,693	$26,383	$3,517	$14,062	$1	$122,656
Commercial real estate	113,759	43,296	2,696	15,808	—	175,559
Commercial Construction	3,921	4,976	986	8,068	—	17,951
Land and land development loans	13,825	33,688	5,409	8,040	—	60,962
Agriculture	60,508	23,199	1,277	2,380	—	87,364
Multifamily	16,455	9,962	—	—	—	26,417
Residential real estate	46,111	10,230	54	4,477	—	60,872
Residential construction	2,497	445	—	277	—	3,219
Consumer	12,302	715	106	972	—	14,095
Municipal	6,528	—	—	—	—	6,528

Loans receivable, net	$354,599	$152,894	$14,045	$54,084	$1	$575,623

	Loan Portfolio Credit Grades by Type
	December 31, 2009
		Internal	Special
	Satisfactory	Watch	Mention	Substandard	Doubtful
	Grade 1-3	Grade 4	Grade 5	Grade 6	Grade 7	Total
	(Dollars in thousands)

Commercial	$102,743	$16,297	$838	$11,192	$492	$131,562
Commercial real estate	126,455	32,399	884	12,378	610	172,726
Commercial Construction	9,505	27,809	—	8,267	—	45,581
Land and land development loans	25,903	40,615	2,325	19,392	369	88,604
Agriculture	73,674	25,220	1,725	9,503	134	110,256
Multifamily	17,228	—	143	696	—	18,067
Residential real estate	51,435	7,907	770	5,432	—	65,544
Residential construction	7,294	1,085	—	8,247	—	16,626
Consumer	16,680	1,146	—	457	4	18,287
Municipal	5,061	—	—	—	—	5,061

Loans receivable, net	$435,978	$152,478	$6,685	$75,564	$1,609	$672,314

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of non-performing assets and classified loans at the dates indicated is as follows:

	December 31,	December 31,
	2010	2009
	(Dollars in thousands)

Loans past due in excess of 90 days and still accruing	$66	$586
Non-accrual loans	11,451	18,468

Total non-performing loans	11,517	19,054
Other real estate owned (“OREO”)	4,429	11,538

Total non-performing assets (“NPAs”)	$15,946	$30,592

Classified loans(1)	$54,085	$77,175
Troubled debt restructured loans	$4,838	$4,604

(1)	Classified loan totals are inclusive of non-performing loans and may also include troubled debt restructured loans, depending on the grading of these restructured loans.

Classified loans included non-performing loans and performing substandard loans where management believes that the loans may not return principal and interest per their original contractual terms. A loan that is classified may not necessarily result in a loss.

At December 31, 2010, the contractual principal payments due on outstanding loans receivable are shown below (in thousands). Actual payments may differ from expected payments because borrowers have the right to prepay loans, with or without prepayment penalties.

Year Ending December 31,	Amount

2011	$230,710
2012	90,014
2013	69,081
2014	33,307
2015	28,747
Thereafter	123,764

$575,623

The Company sells mortgage loans and Small Business Administration loans in the secondary market. The sales volumes and the gains on sale of loans are shown below (in thousands):

	Years Ended December 31,
	2010	2009	2008

Loan volume sold	$63,314	$108,165	$74,723
Gain on sale of loans	1,617	1,456	1,585

The following table summarizes the detail of loans serviced for others for the periods indicated (in thousands):

	December 31,
	2010	2009	2008

Residential real estate	$116,627	$96,303	$27,260
SBA loans	8,557	17,509	18,645
Commercial loans	13,000	8,710	10,779

Total loans serviced for others	$138,184	$122,522	$56,684

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The gain on the sale of mortgage loans is included in loan related fee income on the Statement of Operations. For the periods indicated, servicing income and costs roughly equaled each other, and as a result, no servicing asset or liability has been recorded in each of the three periods.

3.	Other Real Estate Owned

Other Real Estate Owned “OREO” is recorded at fair value, less estimated selling expenses, at foreclosure. The carrying value of OREO is regularly evaluated and if necessary, the value is written down to reduce the carrying value to net realizable value. Changes in the carrying value of OREO are as follows for the periods presented:

Other Real Estate Owned Activity

	2010	2009	2008
	(Dollars in thousands)

Balance, beginning of period, January 1	$11,538	$4,541	$1,682
Additions to OREO	8,946	20,789	4,092
Proceeds from sale of OREO	(13,442)	(9,830)	(474)
OREO valuation Adjustments in the period(1)	(2,613)	(3,962)	(759)

Balance, end of period, December 31	$4,429	$11,538	$4,541

(1)	Amount includes chargedowns and gains/losses on sale of OREO

The balance of OREO decreased by $7.1 million during 2010, as the Bank worked higher levels of non-performing loans through the collection and foreclosure process. At December 31, 2010, OREO assets consisted of single family residences (49%), developed residential lots (23%), commercial buildings (18%), and raw land (10%). The Credit Risk Management and Asset Disposition groups continue to work rapidly to dispose of OREO properties through a combination of individual sales to investors, bulk sales to investors, and auction sales, generally as a last resort.

4.	Office Properties and Equipment

The components of office properties and equipment as of December 31, 2010 and 2009 are as follows (in thousands):

	December 31,
	2010	2009

Land	$5,225	$5,225
Buildings and improvements	35,770	36,168
Construction in progress	65	91
Furniture and equipment	18,815	18,018

	59,875	59,502
Less accumulated depreciation	(19,629)	(17,077)

	$40,246	$42,425

The Company sold its headquarters building, the Sandpoint Center, in August 2009 to a third party for $24.8 million with financing provided by Panhandle State Bank. Because of the non-recourse financing terms offered by Panhandle State Bank, the transaction is accounted for utilizing the financing method for accounting purposes. Consequently, there was no gain recognized at the time of the transaction and the building will remain on the consolidated financial statements with depreciation and interest expense recognized over the life of the lease.

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Panhandle State Bank executed an agreement to lease the building from the purchaser with an initial term of 20 years with three successive options to extend the lease for an additional 10 years each. For all components of Office Properties and Equipment, total depreciation expense in the years ended December 31, 2010, 2009, and 2008 was approximately $3,127,000, $3,407,000, and $3,521,000, respectively.

5.	Goodwill and Other Intangible Assets

At December 31, 2010, intangible assets consisted primarily of core deposit intangibles (CDI), which are amounts recorded in business combinations or deposit purchase transactions related to the value of transaction-related deposits and the value of the customer relationships associated with deposits. Prior to September 30, 2010, intangible assets also included goodwill, which represented the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for under the purchase method.

Goodwill is not amortized but is reviewed annually for impairment. Goodwill represents the difference between the value of consideration paid and the fair value of the net assets received in a business combination. The Company engaged an independent consultant at December 31, 2009 to assist management in evaluating the carrying value of goodwill. The evaluation followed the two-step process for evaluating impairment required by accounting guidance. In Step 1, the Company evaluated whether an impairment of goodwill might exist at December 31, 2009. This evaluation was based on a comparison of the estimated fair value of the Company in comparison to the book value of the Company’s common equity at December 31, 2009. The results of Step 1 indicated that a potential for impairment did exist at the end of 2009, requiring the Company to engage in Step 2 to determine the amount of the impairment, if any.

The Step 2 evaluation required the Company to calculate the implied fair value of its goodwill. The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination. The estimated fair value of the Company is allocated to all of the Company’s assets and liabilities, including any unrecognized identifiable assets, as if the Company had been acquired in a business combination and the estimated fair value of the Company is the price paid to acquire it. The Step 2 analysis indicated that the Company’s fair value at December 31, 2009 exceeded the net fair value of its assets by an amount greater than the carrying value of its goodwill. As a result, the Company determined that no impairment existed in 2009.

At September 30, 2010, the Company concluded there was a triggering event related to continuing depressed economic conditions and ongoing losses incurred by the Company. As a result, Intermountain performed a goodwill impairment evaluation using current information. In completing its goodwill impairment analysis, the Company used tangible common equity multiples and core deposit metrics from recent transactions to estimate the fair value of the Company at September 30, 2010. For Step 1, the fair value of the Company was less than the common book value of the Company prior to any goodwill adjustments, indicating a potential impairment. Under accounting guidance, a Step 2 analysis was required. In the Step 2 analysis, the fair value of the Company’s assets and liabilities was determined, using discounted cash flows based on the cash flow characteristics of the assets and liabilities and prevailing market interest rates. The fair value of the liabilities was subtracted from the fair value of the assets resulting in the fair value of the net assets. This was then reduced by the value of the preferred stock to derive the sum of the fair value of net assets supported by common equity. Since this number was higher at September 30, 2010 than the fair value of the Company calculated in Step 1, there was no excess company value that could be allocated to goodwill, resulting in a full impairment of the Company’s goodwill. Intermountain recorded a goodwill impairment charge of $11.7 million, reducing the balance of goodwill to zero, as compared to the December 31, 2009 balance of $11.7 million. Intermountain recorded this impairment loss as a charge to noninterest expense and an adjustment to the carrying value of goodwill.

As of December 31, 2010, the Company had other intangible assets related to acquired depository relationships of $310,000, as compared to $439,000 as of December 31, 2009. Other intangible assets are periodically assessed for impairment when certain triggering events occur that indicate the possibility of impairment. No impairment is considered to exist at this time.

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The value of the core deposit intangibles is amortized over the estimated life of the depositor relationships. At December 31, 2010 and 2009, the net carrying value of core deposit intangibles was approximately $310,000 and $439,000, respectively. Accumulated amortization at December 31, 2010 and 2009 was approximately $1,086,000 and $957,000, respectively. Amortization expense related to core deposit intangibles for the years ended December 31, 2010, 2009 and 2008 was approximately $129,000, $136,000 and $147,000, respectively. Intangible amortization for each of the next five years is estimated to be as follows (in thousands):

Year Ending December 31,	Amount

2011	$122
2012	116
2013	46
2014	26
2015	—

$310

6.	Deposits

The components of deposits and applicable yields as of December 31, 2010 and 2009, are as follows (in thousands):

	December 31,
	2010	2009

Demand	$168,519	$168,244
NOW and money market 0.0% to 4.65%	327,891	340,070
Savings and IRA 0.0% to 5.75%	75,387	77,623

	571,797	585,937
Certificate of deposit accounts:
Up to 1.99%	152,751	80,312
2.00% to 2.99%	44,359	88,753
3.00% to 3.99%	1,312	51,158
4.00% to 4.99%	7,860	12,013
5.00% to 5.99%	754	1,148

	207,036	233,384

Total deposits	$778,833	$819,321

The weighted average interest rate on certificate of deposit accounts was 1.66% and 2.43% at December 31, 2010 and 2009, respectively.

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2010, the scheduled maturities of certificate of deposit accounts are as follows (in thousands):

	Weighted Average
Year Ending December 31,	Interest Rate	Amounts

2011	1.45%	$132,356
2012	1.61%	32,337
2013	1.75%	20,015
2014	2.70%	16,738
2015	3.41%	5,483
Thereafter	2.72%	107

		$207,036

At December 31, 2010, the remaining maturities of certificate of deposit accounts with a minimum balance of $100,000 were as follows (in thousands):

Amounts

Less than three months	$37,655
Three to six months	10,316
Six to twelve months	27,661
Over twelve months	57,018

$132,650

The components of interest expense associated with deposits were as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008

NOW and money market accounts	$2,434	$4,490	$5,850
Savings and IRA accounts	551	674	679
Certificate of deposit accounts	4,761	7,175	8,111

	$7,746	$12,339	$14,640

7.	Securities Sold Subject To Repurchase Agreements

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally are short-term agreements. These agreements are treated as financing transactions and the obligations to repurchase securities sold are reflected as a liability in the consolidated financial statements. The dollar amount of securities underlying the agreements remains in the applicable asset account of the consolidated financial statements. These agreements had a weighted average interest rate of 0.27% and 0.36% at December 31, 2010 and 2009, respectively. Approximately $75.1 million of the repurchase agreements mature on a daily basis, while the remaining balance of $30.0 million has a variable interest rate of 0.0% and matures in July 2011. The interest rate on the $30.0 million repurchase agreement reindexes quarterly and is based on 90 Day LIBOR. At December 31, 2010 and 2009, the Company pledged as collateral, certain investment securities with aggregate amortized costs of $126.2 million and $125.4 million, respectively. These investment securities had market values of $128.7 million and $125.7 million at December 31, 2010 and 2009, respectively.

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Advances from Federal Home Loan Bank:

Panhandle State Bank, the banking subsidiary of Intermountain, has a credit line with FHLB of Seattle that allows it to borrow funds up to a percentage of its total assets, subject to collateralization requirements. Certain loans are used as collateral for these borrowings. At December 31, 2010 and 2009, this credit line represented a total borrowing capacity of $120.2 million and $121.6 million, of which $83.6 million and $69.9 million was available, respectively. The advances from FHLB at December 31, 2010 and 2009 are repayable as follows:

	December 31, 2010		December 31, 2009
		Weighted Average		Weighted Average
	Amount	Interest Rate	Amount	Interest Rate

Due within 1 year	$5,000	1.49%	$15,000	3.59%
Due in 1 to 2 years	—	—	5,000	1.49
Due in 2 to 3 years	25,000	2.06	—	—
Due in 3 to 4 years	4,000	3.11	25,000	2.06
Due in 4 to 5 years	—	—	4,000	3.11

	$34,000	2.10%	$49,000	2.56%

In September 2010, two FHLB advances matured, totaling $15.0 million. The Company did not take out any additional advances at that time.

Only member institutions have access to funds from the Federal Home Loan Banks. As a condition of membership, Panhandle is required to hold FHLB stock. As of December 31, 2010 and 2009, Panhandle held $2.3 million for both years of FHLB stock. The FHLB of Seattle announced that they would no longer pay dividends or redeem or repurchase capital stock until further notice. Each FHLB continues to monitor its capital and other relevant financial measures as a basis for determining a resumption of dividends and capital stock repurchases at some later date.

9.	Other Borrowings

The components of other borrowings are as follows (in thousands):

	December 31,	December 31,
	2010	2009

Term note payable(1)	$8,279	$8,279
Term note payable(2)	8,248	8,248

Total other borrowings	$16,527	$16,527

(1)	In January 2003, the Company issued $8.0 million of Trust Preferred securities through its subsidiary, Intermountain Statutory Trust I. The debt associated with these securities bears interest on a variable basis tied to the 90-day LIBOR (London Inter-Bank Offering Rate) index plus 3.25%, with interest only paid quarterly. The rate on this borrowing was 3.55% at December 31, 2010. The debt is callable by the Company quarterly and matures in March 2033. During the third quarter of 2008, the Company entered into an interest rate swap contract with Pacific Coast Bankers Bank. The purpose of the $8.2 million notional value swap is to convert the variable rate payments made on our Trust Preferred I obligation to a series of fixed rate payments at 7.38% for five years, as a hedging strategy to help manage the Company’s interest-rate risk. See Note A and B.

(2)	In March 2004, the Company issued $8.0 million of Trust Preferred securities through its subsidiary, Intermountain Statutory Trust II. The debt associated with these securities bears interest on a variable basis tied to the 90-day LIBOR index plus 2.8%, with interest only paid quarterly. The rate on this borrowing was

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.09% at December 31, 2010. The debt is callable by the Company quarterly and matures in April 2034. See Note A and B.

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

The tax effects of the principal temporary differences giving rise to deferred tax assets and liabilities as of December 31, 2010 and 2009 were as follows (in thousands):

	2010		2009
	Assets	Liabilities	Assets	Liabilities

Allowance for losses on loans	$4,870	$—	$6,500	$—
Investments	523	—	2,729	—
OTTI	536	—	208	—
OREO chargeoffs	305	—	741	—
NOL carryforward	17,025	—	6,550	—
Deferred gain on sale of premises	1,079	—	1,079	—
Deferred rent			231	—
FHLB stock	—	(74)	—	(74)
Office properties and equipment	—	(1,507)	—	(1,188)
Deferred compensation	409	—	392	—
Core deposit intangible	7	—	—	(26)
Goodwill	287	—	—	—
Other	366	—	—	(60)

Total	25,638	(1,581)	18,199	(1,348)
Deferred tax asset valuation allowance	(8,766)	—	—	—

Total deferred income taxes	$16,872	$(1,581)	$18,199	$(1,348)

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of Intermountain’s income tax provision are as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008

Current income taxes (benefit):
Federal	$—	$(5,742)	$1,228
State	—	(7)	52

	—	(5,749)	1,280
Deferred income taxes (benefit):
Federal	(8,468)	(6,949)	(916)
State	(1,180)	(1,662)	(444)

Total deferred income tax (benefit)	(9,648)	(8,611)	(1,360)
Deferred tax asset valuation allowance	8,766	—	—

Total income tax provision (benefit)	$(882)	$(14,360)	$(80)

The deferred federal and state tax expense includes a deferred tax asset valuation allowance of $8.8 million for the year ended December 31, 2010. The Company has recorded income tax net operating loss and tax credit carryforwards related to state tax losses.

A reconciliation of the income tax provision and the amount of income taxes computed by applying the statutory federal corporate income tax rate to income before income taxes for the years ended December 31, 2010, 2009 and 2008, is as follows (in thousands):

	2010		2009		2008
	Amount	%	Amount	%	Amount	%

Income tax provision (benefit) at federal statutory rate	$(11,416)	(35.0)%	$(12,695)	(35.0)%	$411	35.0%
Tax effect of:
State taxes (net of federal tax benefit)	(1,180)	(5.1)%	(1,667)	(4.6)%	(120)	(10.2)%
Goodwill impairment	3,587	11.0%	—	—	—	—
Deferred Tax Asset Valuation	8,766	26.5%	—	—	—	—
Tax exempt income and other, net	(639)	(0.1)%	2	(0.0)%	(371)	(31.6)%

	$(882)	(2.7)%	$(14,360)	(39.6)%	$(80)	(6.8)%

The Company has recorded income tax net operating loss and tax credit carryforwards related to state tax losses in 2008 and 2009, as well as state and federal tax credits that cannot be used against current or prior period federal and state income The amount of deferred tax assets related to federal and state net operating loss carryforwards totaled $17.0 million at December 31, 2010 compared to $6.6 million at December 31, 2009. Intermountain used $5.9 million of the 2009 tax benefit as a loss carryback to offset taxes paid in previous years, resulting in an income tax receivable. Intermountain applied for the associated refund and received it in the second quarter of 2010.

Intermountain has performed an analysis of its uncertain tax positions and has not recorded any potential penalties, interest or additional tax in its financial statements as of December 31, 2010. Intermountain’s tax positions for the years 2007 through 2010 remain subject to review by the Internal Revenue Service. Intermountain does not expect unrecognized tax benefits to significantly change within the next twelve months.

During the third quarter of 2010, Intermountain determined that the negative evidence associated with three-year cumulative loss and continued depressed economic conditions outweighed the existing positive evidence.

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Therefore, during the third quarter of 2010, Intermountain established a valuation allowance of $7.4 million against its deferred tax asset. Results for fourth quarter 2010 were materially consistent with expectations and as a result, the Company made no change to the net deferred tax asset of approximately $15.3 million that it expects to utilize over the next three years. As a result, due to the increase in its deferred tax assets (from operations) during the fourth quarter 2010, the Company increased its valuation allowance correspondingly by approximately $1.4 million. The fourth quarter increase in the deferred tax assets and corresponding increase to the valuation allowance resulted in no provision or benefit for quarter. The Company analyzes the deferred tax asset on a quarterly basis and may recapture a portion or all of this allowance depending on future profitability. At December 31, 2010, the net deferred tax asset totaled $15.3 million, net of a deferred tax asset valuation of $8.8 million, compared to a net deferred tax asset of $16.9 million, net of a deferred tax asset valuation of $0 at December 31, 2009. Excluding the original deferred tax asset valuation charge of $7.4 million, the effective tax rate was 20.0% for 2010.

Intermountain uses an estimate of future earnings and tax planning strategies to determine whether it is more likely than not that the benefit of its net deferred tax asset will be realized. In developing its estimate of future earnings, two different scenarios were used and the results of the two were probability weighted and averaged together to determine both the need for a valuation allowance and the size of the allowance. In conducting this analysis, management has assumed economic conditions will continue to be very challenging in 2011, followed by gradual improvement in the ensuing years. These assumptions are in line with both national and regional economic forecasts. As such, its estimates include elevated credit losses in 2011, but at lower levels than those experienced in 2009 and 2010, followed by improvement in ensuing years as the economy improves and the Company’s loan portfolio turns over. It also assumes improving net interest margins beginning in late 2011, as it is able to convert some of its cash position to higher yielding instruments, and reductions in operating expenses as credit costs abate and its other cost reduction strategies continue.

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

During 2008, the Company granted restricted stock to its directors and employees from the 1999 Director Option Plan and the amended and restructured 1999 Employee Stock Option and Restricted Stock Plan. These restricted stock grants vest evenly over a five-year period. The Company did not grant stock options during 2010, 2009 or 2008.

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

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Total stock-based compensation expense (benefit) recognized in the consolidated statement of operations for the years ended December 31, 2010, 2009, and 2008 was $361,000, $367,000, and ($110,000) before income taxes, respectively. Total expense related to stock-based compensation for 2010 and 2009 is comprised of restricted stock expense. The total net benefit related to stock-based compensation for 2008 is comprised of restricted stock expense, option expense and expense related to the 2006-2008 Long-Term Incentive Plan (“LTIP”). The LTIP expense was based on anticipated company performance over a 3-year period and had a 5-year vesting period. During the twelve months ended December 31, 2008, the Company reversed $640,000 in accrued incentives related to the LTIP as it appeared that asset growth and ROE targets required by the plan would not be met by the end of 2008. Of the total stock-based compensation expense during the year ended December 31, 2008, stock option net benefit was ($462,000), restricted stock expense was $348,000 and other expense related to stock options issued below market price at issue date totaled $4,000. The Company has no remaining unrecognized stock-based compensation expense related to the non-vested stock options outstanding at December 31, 2010.

Prior to the adoption of ASC 718, the Company presented all tax benefits resulting from the exercise of stock options as operating cash inflows in the consolidated statements of cash flows. ASC 718 requires the benefits of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. This amount is shown as “Excess tax benefit from stock-based compensation” on the consolidated statement of cash flows.

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock option transactions for all of the above described plans are summarized as follows:

				Weighted
		Weighted		Average	Aggregate
	Number of	Average	Exercise Price	Remaining life	Intrinsic
	Shares	Exercise Price	Per Share	(Years)	Value(1)
					(Dollars in
					(thousands)

Balance, January 1, 2008	487,329	$5.48	$2.79 — 13.20	3.12	$4,640
Options granted	—	—	—
Options exercised	(161,337)	4.41	2.90 — 12.95		232
Options forfeited and canceled	(510)	13.12	12.95 — 13.20

Outstanding, December 31, 2008	325,482	$6.00	$2.79 — 13.20	3.01	50
Options granted	—	—	—
Options exercised	(12,721)	4.41	3.70 — 4.42		7
Options forfeited and canceled	(58,075)	4.51	4.42 — 12.95		—

Outstanding, December 31, 2009	254,686	$6.35	$2.79 — 13.20	2.69	—

Options granted	—	—	—
Options exercised	—	—	—		—
Options forfeited and canceled	(17,402)	7.38	2.79 — 13.09		—

Outstanding, December 31, 2010	237,284	$6.28	$3.67 — 13.20	1.85	$—

(1)	The aggregate intrinsic value is before applicable income taxes, based on the Company’s $1.48 closing stock price at December 31, 2010, which would have been received by the optionees had all options been exercised on that date.

The following table presents information about the options as of December 31, 2010:

	Total Outstanding			Exercisable
		Weighted	Weighted		Weighted
	Number	Average	Average		Average
	of	Exercise	Remaining	Number	Exercise
Range of Exercise Price	Shares	Price	Life (Years)	of Shares	Price

$3.69 - $3.90	60,387	$3.79	0.2	60,387	$3.79
$4.15 - $4.83	55,560	4.64	2.1	55,560	4.64
$5.50 - $6.13	77,660	5.62	2.1	77,660	5.62
$12.12 - $13.20	43,677	12.95	3.4	43,677	12.95

	237,284	$6.28	1.9	237,284	$6.28

During the years ended December 31, 2010, 2009, and 2008, the intrinsic value of stock options exercised was $0, $7,000 and $232,000, and the total fair value of the options vested was $0, $0 and $0, respectively.

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2010, total unrecognized stock-based compensation expense related to non-vested restricted stock grants was approximately $389,000, which was expected to be recognized over a period of approximately 1.8 years.

Restricted stock transactions are summarized as follows:

		Weighted
		Average
	Number of	Grant Date Fair
	Shares(1)	Value(1)

Nonvested shares
Balance, January 1, 2008	64,295	$19.53
Shares granted	51,633	12.54
Shares vested	(15,256)	18.10
Shares forfeited and canceled	(4,105)	18.42

Balance, December 31, 2008	96,567	16.06
Shares granted	—	—
Shares vested	(21,913)	17.06
Shares forfeited and canceled	(1,936)	17.79

Balance, December 31, 2009	72,718	15.71

Shares granted	—	—
Shares vested	(27,409)	16.55
Shares forfeited and canceled	(4,801)	15.91

Balance, December 31, 2010	40,508	$15.12

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Earnings per Share

The following table (in thousands, except per share amounts) presents a reconciliation of the numerators and denominators used in the basic and diluted earnings per share computations for the years ended December 31 2010, 2009, and 2008.

	Years Ended December 31,
	2010	2009	2008

Numerator:
Net income — basic and diluted	$(31,736)	$(21,911)	$1,254
Preferred stock dividend	1,716	1,662	45

Net Income available to commons stockholders	$(33,452)	$(23,573)	$1,209
Denominator:
Weighted average shares outstanding — basic	8,385,615	8,360,654	8,294,502
Dilutive effect of common stock options, restricted stock awards	—	—	220,334

Weighted average shares outstanding — diluted	8,385,615	8,360,654	8,514,836

Earnings per share — basic and diluted:
Earnings per share — basic	$(3.99)	$(2.82)	$0.15
Effect of dilutive common stock options	—	—	(0.01)

Earnings per share — diluted	$(3.99)	$(2.82)	$0.14

Anti-dilutive securities not included in diluted earnings per share:
Common stock options	237,281	251,014	68,973
Common stock warrant	1,431,674	560,041	—
Restricted shares	156,253	—

Total anti-dilutive shares	1,825,208	811,055	68,973

Common stock equivalents were calculated using the treasury stock method.

At December 31, 2010, 2009 and 2008 there were 237,281, 251,014 and 68,973 options outstanding, respectively that were not included in the dilutive calculations above. For the year ended December 31, 2010, anti-dilutive common stock warrants increased due to decrease in the Company’s stock price at December 31, 2010 compared to December 31, 2009. For the years ended December 31, 2010, 2009 and 2008, 0, 0 and 9,000 shared performance stock awards have been included in the dilutive shares. These are related to the non-vested restricted stock awards, stock warrants and the 2003-2005 Long Term Incentive Plan.

13.	Stockholders’ Equity

On December 19, 2008, the Company issued 27,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, no par value with a liquidation preference of $1,000 per share (“Preferred Stock”) and a ten-year warrant to purchase up to 653,226 shares of Common Stock, no par value, as part of the Troubled Asset Relief ProgramCapital Purchase Program of the U.S. Department of Treasury (“U.S. Treasury”). The $27.0 million cash proceeds were allocated between the Preferred Stock and the warrant to purchase common stock based on the relative estimated fair values at the date of issuance. The fair value of the warrants was determined under the Black-Scholes model. The model includes assumptions regarding the Company’s common stock prices, dividend yield, and stock price

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

volatility as well as assumptions regarding the risk-free interest rate. The strike price for the warrant is $6.20 per share.

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

The Preferred Stock has priority over the Company’s Common Stock with regard to the payment of dividends and liquidation distributions. The Preferred Stock qualifies as Tier 1 capital. The agreement with the U.S. Treasury contains limitations on certain actions of IMCB, including the payment of quarterly cash dividends on the Company’s common stock in excess of current cash dividends paid in the previous quarter and the repurchase of its common stock during the first three years of the agreement. In addition, the Company agreed that, while the U.S. Treasury owns the Preferred Stock, the Company’s employee benefit plans and other executive compensation arrangements for its senior executive officers must comply with Section 111(b) of the Emergency Economic Stabilization Act of 2008.

14.	Regulatory Capital

The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 2010 and 2009, no retained earnings were available for dividend declaration without prior regulatory approval.

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

Intermountain and the Bank are required by applicable regulations to maintain certain minimum capital levels and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier I capital to average assets. Intermountain and the Bank plan to maintain their capital resources and regulatory capital ratios through the retention of earnings and the management of the level and mix of assets, and management is also exploring other opportunities to enhance capital levels. At December 31, 2010, Intermountain exceeded the minimum published regulatory capital requirements to be considered “well-capitalized” pursuant to Federal Financial Institutions Examination Council “FFIEC” regulations. However, the Bank executed an informal agreement with its primary regulators in the first quarter of 2010 which among other conditions, requires the Bank to increase its capital by $30 million by June 16, 2010 and maintain a 10% Tier 1 capital to average assets ratio. Although the Company was not able to meet the capital requirement by the June 16, 2010 deadline, management has taken numerous steps to satisfy this condition of the agreement, including seeking and obtaining shareholder approval to increase the Company’s authorized common stock to facilitate raising capital and devoting substantial time and resources to pursuing capital opportunities. The Company is actively engaged in negotiations with potential investors for a significant capital raise. However, there can be no assurance that we will be successful in raising the required capital.

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the amounts and ratios regarding actual and minimum core Tier 1 risk-based and total risk-based capital requirements, together with the amounts and ratios required in order to meet the published definition of a “well-capitalized” institution (in thousands).

					Published
			Capital		Well-Capitalized
	Actual		Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

As of December 31, 2010
Total capital (to risk-weighted assets):
The Company	$76,090	11.32%	$53,766	8%	$67,207	10%
Panhandle State Bank	80,251	11.94%	53,767	8%	67,209	10%
Tier I capital (to risk-weighted assets):
The Company	67,639	10.06%	26,883	4%	40,324	6%
Panhandle State Bank	71,800	10.68%	26,884	4%	40,325	6%
Tier I capital (to average assets):
The Company	67,639	6.84%	39,535	4%	49,419	5%
Panhandle State Bank	71,800	7.26%	39,535	4%	49,419	5%
As of December 31, 2009
Total capital (to risk-weighted assets):
The Company	$100,553	12.52%	$64,254	8%	$80,317	10%
Panhandle State Bank	102,095	12.72%	64,188	8%	80,234	10%
Tier I capital (to risk-weighted assets):
The Company	90,442	11.26%	32,127	4%	48,190	6%
Panhandle State Bank	91,984	11.46%	32,094	4%	48,141	6%
Tier I capital (to average assets):
The Company	90,442	8.61%	41,997	4%	52,497	5%
Panhandle State Bank	91,984	8.67%	42,431	4%	53,039	5%

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

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The contractual amounts of these financial instruments representing credit risk at December 31, 2010, were as follows (in thousands):

Commitments to extend credit	$144,825
Credit card arrangements	$12,802
Standby letters of credit	$12,006

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

Intermountain leases office space and equipment. As of December 31, 2010, future minimum payments under all of the Company’s non-cancelable operating leases that have initial terms in excess of one year are due as follow (in thousands):

Year Ending December 31,	Amount

2011	$1,014
2012	939
2013	793
2014	784
2015	802
Thereafter	9,382

$13,714

Rent expense under these agreements for the years ended December 31, 2010, 2009 and 2008 totaled approximately $1,119,000, $1,212,000, and $1,147,000, respectively.

The Company sold the Sandpoint Center, its Company headquarters, in August 2009 to a third party in a sale-leaseback transaction. Because of the non-recourse financing terms offered by Panhandle State Bank, the lease is treated as an operating lease utilizing the financing method for accounting purposes. Consequently, there was no

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

gain recognized at the time of the transaction and the building will remain on the consolidated financial statements with depreciation and interest expense recognized over the life of the lease. Panhandle State Bank executed an agreement to lease the building from the purchaser with an initial term of 20 years with three successive options to extend the lease for an additional 10 years each. At December 31, 2010, the future minimum lease payments for the Sandpoint Center and related sublease income are as follows (in thousands):

	Sandpoint
	Center
	Lease	Sub Lease
Year Ending December 31,	Obligation	Income(1)

2011	$1,635	$(89)
2012	1,635	(75)
2013	1,635	(64)
2014	1,717	(46)
2015	1,717	(32)
Thereafter	25,386	(59)

	$33,725	$(365)

(1)	Sublease income only includes income anticipated to be received under leases in effect at December 31, 2010. Additional space is available and may be subleased in the future.

16.	Employee Benefits Plans

The Company sponsors a 401(k) profit sharing plan covering employees meeting minimum eligibility requirements. Employee contributions are voluntary, and the Company may make elective contributions to match up to 50% of the employee’s contribution up to 8% of eligible compensation. The Company’s contributions to the plan for the years ended December 31, 2010, 2009, and 2008 totaled approximately $0, $321,000, and $681,000, respectively. Effective January 1, 2009 the Company decreased the contribution match from 50% to 25%. Effective January 1, 2010, the Company decreased the contribution match to 0%.

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

The Company has various compensation plans for employees. Contributions to the plan are at the discretion of the Board of Directors. Deferred compensation expense for the plans described below for the years ended December 31, 2010, 2009, and 2008 was approximately $862,000 $855,000, and $1,768,000, respectively. These various compensation plans are discussed in detail below.

•	The Company has annual incentive plans for key employees. Amounts are generally paid annually within 75 days after each year end. The accrued balance at December 31, 2010 and 2009 for these plans was approximately $385,000 and $183,000, respectively.

•	In 2003, the Company adopted a Supplemental Executive Retirement Plan (“SERP”). The SERP is a non-qualified unfunded plan designed to provide retirement benefits for two key employees of Intermountain. Participants will receive approximately $258,620 in annual payments for 10 years beginning at normal retirement age. Retirement benefits vest after ten years of continued service and benefits are reduced for early retirement. The disability benefit is similar to the reduced benefit for early retirement without any vesting requirements. The plan provides for a change in control benefit if, within one year of a change in

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

control, the participant’s employment is terminated. The total amount accrued under the plan as of December 31, 2010 and 2009, was approximately $529,000 and $408,000, respectively.

•	In April 2006, the Company implemented a long-term executive incentive plan, based on long-term corporate goals, to provide compensation in the form of stock grants to key executive officers. Participants were required to remain employed through the vesting period to receive any accrued benefits under the plan. At the end of 2008, the minimum threshold for payment under the plan was not met, and therefore, the Company cancelled all accruals and suspended the plan. For this stock-based compensation plan, the total adjustment to equity per ASC 718 at December 31, 2008 was $0 and the compensation expense recorded for the year ended December 31, 2008 was ($597,000). The Company had recorded compensation expense related to the long-term incentive plan through May 2008, then reversed expense totaling $640,000 in June 2008. The Company did not have a long-term executive incentive plan in place during 2010 or 2009.

•	The Company has approved stock purchase agreements for certain key officers. Participants must remain employed to receive payments annually in December. The total amount paid under these agreements for 2010 and 2009 was approximately $415,000 and $508,000, respectively. Approximately $955,000 remained available to be awarded at December 31, 2010.

17.	Interest Rate Risk

The results of operations for financial institutions may be materially and adversely affected by changes in prevailing economic conditions, including rapid changes in interest rates, declines in real estate market values and the monetary and fiscal policies of the federal government. Like all financial institutions, Intermountain’s net interest income and its NPV (the net present value of financial assets, liabilities and off-balance sheet contracts), are subject to fluctuations in interest rates. Intermountain utilizes various tools to assess and manage interest rate risk, including an internal income simulation model that seeks to estimate the impact of various rate changes on the net interest income and net income of the bank. This model is validated by comparing results against various third-party estimations. Currently, the model and third-party estimates indicate that Intermountain is slightly asset-sensitive. An asset-sensitive bank generally sees improved net interest income and net income in a rising rate environment, as its assets reprice more rapidly and/or to a greater degree than its liabilities. The opposite is true in a falling interest rate environment. When market rates fall, an asset-sensitive bank tends to see declining income. Net interest income results for the past several years reflect this, as short-term market rates fell over the past 3 years, resulting in lower net interest income and net income levels, particularly in relation to the level of interest-earning assets.

To minimize the long-term impact of fluctuating interest rates on net interest income, Intermountain promotes a loan pricing policy of utilizing variable interest rate structures that associates loan rates to Intermountain’s internal cost of funds and to the nationally recognized prime or London Interbank Offered (“LIBOR”) lending rates. While this strategy has had adverse impacts in the current unusually low rate environment, the approach historically has contributed to a relatively consistent interest rate spread over the long-term and reduces pressure from borrowers to renegotiate loan terms during periods of falling interest rates. Intermountain currently maintains over fifty percent of its loan portfolio in variable interest rate assets.

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

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As discussed above, Intermountain uses a simulation model designed to measure the sensitivity of net interest income and net income to changes in interest rates. This simulation model is designed to enable Intermountain to generate a forecast of net interest income and net income given various interest rate forecasts and alternative strategies. The model is also designed to measure the anticipated impact that prepayment risk, basis risk, customer maturity preferences, volumes of new business and changes in the relationship between long-term and short-term interest rates have on the performance of Intermountain. The results of modeling indicate that the estimated impact of changing rates on net interest income in a 100 and 300 basis point upward adjustment and a 100 and 300 basis point downward adjustment in market interest rates are within the guidelines established by management. While the impacts on net income of upward 100 and downward 100 basis point market rate adjustments are also within the established guidelines, the net income increase in a 300 basis point upward adjustment is above the guidelines. Because the results indicate improvements in net interest income and net income in these scenarios, it perceives its current level of interest rate risk as moderate. The scenario analysis for net income has been impacted by the unusual current year operating results of the Company, which increases the impact of upward adjustments.

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

The Bank has executed certain loans and deposits with its directors, officers and their affiliates. Related party loans and deposits are transacted as part of the Company’s normal course of business, and are not subject to preferential terms or conditions. The aggregate amount of loans outstanding to such related parties at December 31, 2010 and 2009 was approximately $139,000 and $226,000, respectively.

During the year, the balance of loans outstanding to directors and executive officers changed as follows (dollars in thousands):

2010

Balance, January 1,	$226
Reclassified	(57)
New	741
Sold	(567)
Repayment	(204)

Balance, December 31,	$139

Directors’ fees of approximately $226,000, $259,000, and $281,000 were paid during the years ended December 31, 2010, 2009, and 2008, respectively.

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Two of the Company’s Board of Directors are principals in law firms that provide legal services to Intermountain. During the years ended December 31, 2010, 2009 and 2008 the Company incurred legal fees of approximately $3,000, $3,000, and $5,000, respectively, related to services provided by these firms.

In 2009, Curt Hecker, Intermountain’s Chief Executive Officer became a Director on the Board of Pacific Coast Bankers Bank (“PCBB”). The Bank utilizes PCBB as a correspondent bank and utilizes Bank Investment Group, a subsidiary of PCBB, for various management analytical reporting functions. During 2010, the Company paid PCBB and related companies $144,000 for services.

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

In accordance with ASC 815, Derivatives and Hedging, the Company recognizes all derivative financial instruments in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Derivative financial instruments are included in other assets or other liabilities, as appropriate, on the Consolidated Balance Sheet. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in stockholders’ equity as a component of other comprehensive income (loss) depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income in the same period and in the same statement of operations line as changes in the fair values of the hedged items that relate to the hedged risk(s). Changes in fair values of derivative financial instruments accounted for as cash flow hedges, to the extent they are effective hedges, are recorded as a component of other comprehensive income (loss), net of deferred taxes. Changes in fair values of derivative financial instruments not qualifying as hedges pursuant to ASC 815 are reported in non-interest income. Derivative contracts are valued by the counter party and are periodically validated by management.

Interest Rate Swaps — Designated as Cash Flow Hedges

The tables below identify the Company’s interest rate swaps at December 31, 2010 and December 31, 2009, which were entered into to hedge certain LIBOR-based trust preferred debentures and designated as cash flow hedges pursuant to ASC 815 (dollars in thousands):

	December 31, 2010
		Fair Value	Receive Rate	Pay Rate	Type of Hedging
Maturity Date	Notional Amount	(Loss)	(LIBOR)	(Fixed)	Relationship

Pay Fixed, Receive Variable:
October 2013	$8,248	$(892)	0.29%	4.58%	Cash Flow

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2009
		Fair Value	Receive Rate	Pay Rate	Type of Hedging
Maturity Date	Notional Amount	(Loss)	(LIBOR)	(Fixed)	Relationship

Pay Fixed, Receive Variable:
October 2013	$8,248	$(678)	0.28%	4.58%	Cash Flow

The fair values, or unrealized losses, of $892,000 at December 31, 2010 and $678,000 at December 31, 2009 are included in other liabilities. The Company has deferred the interest payments on the related Trust Preferred borrowing beginning with the January 2010 scheduled remittance. As a result of the deferred interest payments, a calculation of the effectiveness of the hedge was prepared. It was concluded that although the hedge is generally effective, there is a small amount of ineffectiveness due to the delayed payments. The Company expensed $178,000 in interest expense in 2010 related to the ineffective portion of the hedge. The changes in fair value, net of tax, are separately disclosed in the statement of changes in stockholders’ equity as a component of comprehensive income (loss). Net cash flows from these interest rate swaps are included in interest expense on trust preferred debentures. The unrealized loss at December 31, 2010 is a component of comprehensive income (loss) for December 31, 2010. At December 31, 2010, Intermountain had $1.0 million in restricted cash and $190,000 in Pacific Coast Bankers Bank stock as collateral for the cash flow hedge. The following table provides a reconciliation of cash flow hedges measured at fair value during the periods indicated (in thousands):

	Twelve Months Ended
	December 31,	December 31,
	2010	2009

Unrealized loss at beginning of period	$(678)	$(985)
Amount of gross loss recognized in earnings (loss)	(178)	—
Amount of gross loss recognized in other comprehensive income (loss)	(36)	307

Unrealized loss at end of period	$(892)	$(678)

Interest Rate Swaps — Not Designated as Hedging Instruments Under ASC 815

The Company has purchased certain derivative products to allow the Company to effectively convert a fixed rate loan to a variable rate payment stream. The Company economically hedges transactions by entering into offsetting derivatives executed with third parties upon the origination of a fixed rate loan with a customer. Derivative transactions executed as part of this program are not designated as ASC 815 hedge relationships and are, therefore, marked to market through earnings each period. In most cases the derivatives have mirror-image terms to the underlying transaction being hedged, which result in the positions’ changes in fair value offsetting completely through earnings each period. However, to the extent that the derivatives are not a mirror-image, changes in fair value will not completely offset, resulting in some earnings impact each period. Changes in the fair value of these interest rate swaps are included in other non-interest income. The following table summarizes these interest rate swaps as of December 31, 2010 and December 31, 2009 (in thousands):

	December 31, 2010		December 31, 2009
	Notional	Fair Value	Notional	Fair Value
	Amount	(Loss)	Amount	Gain

Interest rate swaps with third party financial institutions	$2,559	$(38)	$2,559	$57

At December 31, 2010, loans receivable included ($38,000) of derivative assets and other liabilities included $0 of derivative assets related to these interest rate swap transactions. At December 31, 2010, the interest rate swaps had a maturity date of March 2019. At December 31, 2010, Intermountain had $72,000 in restricted cash as collateral for the interest rate swaps.

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Fair Value of Financial Instruments

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

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis for the periods shown, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands).

		Fair Value Measurements
		At December 31, 2010, Using
		Quoted Prices
		In Active	Other	Significant
	Fair Value	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)

Available-for-Sale Securities:
U.S. treasury securities and obligations of U.S. government agencies	$3,925	$—	$3,925	$—
State and municipal securities	5,230		5,230
Residential mortgage backed securities (“MBS”)	173,926	—	144,412	29,514
Other Assets — Derivative	(38)	—	—	(38)

Total Assets Measured at Fair Value	$183,043	$—	$153,567	$29,476

Other Liabilities — Derivatives	$892	$—	$—	$892

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Fair Value Measurements
		At December 31, 2009 Using
		Quoted Prices
		In Active	Other	Significant
	Fair Value	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)

Available-for-Sale Securities:
U.S. treasury securities and obligations of U.S. government agencies	$51	$—	$51	$—
Residential mortgage backed securities (“MBS”)	181,733	—	149,497	32,236
Other Assets — Derivative	57	—	—	57

Total Assets Measured at Fair Value	$181,841	$—	$149,548	$32,293

Other Liabilities — Derivatives	$678	$—	$—	$678

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and December 31, 2009 are summarized as follows (in thousands):

	Fair Value Measurements Using Significant
	Unobservable Inputs ( Level 3)
Description	Residential MBS	Derivatives	Total

January 1, 2010 Balance	$32,236	$57	$32,293
Total gains or losses (realized/unrealized)
Included in earnings	(930)	(95)	(1,025)
Included in other comprehensive income	5,642	—	5,642
Principal Payments	(4,971)	—	(4,971)
Proceeds from Sales of Securities	(2,463)	—	(2,463)
Transfers in and /or out of Level 3	—	—	—

December 31, 2010 Balance	$29,514	$(38)	$29,476

Fair Value Measurements
Using Significant Unobservable
Description	Inputs ( Level 3) Derivatives

January 1, 2010 Balance	$678
Total gains or losses (realized/unrealized) included in earnings	178
Included in other comprehensive income	36

December 31, 2010 Balance	$892

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Intermountain is required, from time to time, to measure certain other financial assets at fair value on a non-recurring basis. The following tables present the carrying value for these financial assets for the periods indicated (in thousands):

		Fair Value Measurements
		At December 31, 2010, Using
		Quoted Prices
		In Active	Other	Significant
	Fair Value	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)

Loans(1)	$32,348	$—	$—	$32,348
OREO	4,429	—	—	4,429
Goodwill	—	—	—	—
Net Deferred Tax Asset, net of valuation allowance	15,291	—	—	15,291

Total Assets Measured at Fair Value	$52,068	$—	$—	$52,068

(1)	Represents impaired loans, net, which are included in loans.

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The loans above represent impaired, collateral dependent loans that have been adjusted to fair value. When a collateral dependent loan is identified as impaired, the impairment is measured using the current fair value of the collateral, less selling costs. Depending on the characteristics of a loan, the fair value of collateral is generally estimated by obtaining external appraisals or other market-based valuation methods. If the value of the impaired loan is determined to be less than the recorded investment in the loan, the impairment is recognized and the carrying value of the loan is adjusted to fair value through the allowance for loan and lease losses. The loss represents charge-offs or impairments on collateral dependent loans for fair value adjustments based on the fair value of collateral. The carrying value of loans fully charged-off is zero.

OREO represents real estate which the Company has taken control of in partial or full satisfaction of loans. At the time of foreclosure, OREO is recorded at the lower of the carrying amount of the loan or fair value less costs to sell, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan and lease losses. After foreclosure, management periodically performs valuations such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell. Fair value adjustments on other real estate owned are recognized within net loss on real estate owned. The loss represents OREO for fair value adjustments based on the fair value of the real estate.

The goodwill amount above represents goodwill that has been adjusted to fair value. At September 30, 2010, the Company concluded there was a triggering event related to continuing depressed economic conditions and ongoing losses incurred by the Company. As a result, Intermountain performed a goodwill impairment evaluation using current information. In completing its goodwill impairment analysis, the Company used tangible common equity multiples and core deposit metrics from recent transactions to estimate the fair value of the Company at September 30, 2010. For Step 1, the fair value of the Company was less than the common book value of the Company prior to any goodwill adjustments, indicating a potential impairment. Under accounting guidance, a Step 2 analysis was required. In the Step 2 analysis, the fair value of the Company’s assets and liabilities was determined, using discounted cash flows based on the cash flow characteristics of the assets and liabilities and prevailing market interest rates. The fair value of the liabilities was subtracted from the fair value of the assets resulting in the fair value of the net assets. This was then reduced by the value of the preferred stock to derive the sum of the fair value of net assets supported by common equity. Since this number was higher at September 30, 2010 than the fair value of the Company calculated in Step 1, there was no excess company value that could be allocated to goodwill, resulting in a full impairment of the Company’s goodwill. Intermountain recorded a goodwill impairment charge of $11.7 million, reducing the balance of goodwill to zero, as compared to the December 31, 2009 balance of $11.7 million. Intermountain records impairment losses as charges to noninterest expense and adjustments to the carrying value of goodwill.

The net deferred tax asset valuation represents a valuation allowance that was recognized in the third and fourth quarter of 2010. Intermountain uses an estimate of future earnings, and an evaluation of its loss carryback ability and tax planning strategies to determine whether or not the benefit of its net deferred tax asset will be realized. Intermountain assessed whether it was more likely than not that it would realize the benefits of its deferred

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tax asset. During the third quarter of 2010, Intermountain determined that the negative evidence associated with three-year cumulative loss and continued depressed economic conditions outweighed the positive evidence. Therefore, during the third quarter of 2010, Intermountain established a valuation allowance of $7.4 million against its deferred tax asset. The Company added an additional $1.4 million valuation allowance against its deferred tax asset in the fourth quarter of 2010. The Company analyzes the deferred tax asset on a quarterly basis and may recapture a portion or all of this allowance depending on future profitability. At December 31, 2010, the net deferred tax asset totaled $15.3 million, net of a deferred tax asset valuation of $8.8 million.

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

Available for Sale Securities.  Securities totaling $153.6 million classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtained fair value measurements from an independent pricing service and internally validated these measurements. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus, prepayment speeds, credit information and the bond’s terms and conditions, among other things.

The available for sale portfolio also includes $29.5 million in super senior or senior tranche collateralized mortgage obligations not backed by a government or other agency guarantee. These securities are collateralized by fixed rate prime or Alt A mortgages, are structured to provide credit support to the senior tranches, and are carefully analyzed and monitored by management. Because of disruptions in the current market for mortgage-backed securities and collateralized mortgage obligations, a limited market exists for these securities at December 31, 2010. This is evidenced by a significant widening in the bid-ask spread for these types of securities and the limited volume of actual trades made. As a result, less reliance can be placed on easily observable market data, such as pricing on transactions involving similar types of securities, in determining their current fair value. As such, significant adjustments were required to determine the fair value at the December 31, 2010 measurement date. These securities are valued using Level 3 inputs.

In valuing these securities, the Company utilized the same independent pricing service as for its other available-for-sale securities and internally validated these measurements. In addition, it utilized FHLB indications, which are backed by significant experience in whole-loan collateralized mortgage obligation valuation and another market source to derive independent valuations and used this data to evaluate and adjust the original values derived. In addition to the observable market-based input including dealer quotes, market spreads, live trading levels and execution data, both the pricing service and the FHLB pricing also employed a present-value income model that considered the nature and timing of the cash flows and the relative risk of receiving the anticipated cash flows as agreed. The discount rates used were based on a risk-free rate, adjusted by a risk premium for each security. In accordance with the requirements of ASC 820-10, the Company has determined that the risk-adjusted discount rates utilized appropriately reflect the Company’s best estimate of the assumptions that market participants would use in pricing the assets in a current transaction to sell the asset at the measurement date. Risks include nonperformance risk (that is, default risk and collateral value risk) and liquidity risk (that is, the compensation that a market participant receives for buying an asset that is difficult to sell under current market conditions). To the extent possible, the pricing services and the Company validated the results from these models with independently observable data.

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Based on the factors above, the Company has determined that two securities comprised of a pool of mortgages were subject to OTTI as of December 31, 2010. The following table presents the OTTI losses for the years ended December 31, 2010 and 2009.

	2010		2009
	Held To	Available	Held To	Available
	Maturity	For Sale	Maturity	For Sale

Total other-than-temporary impairment losses	$—	$1,529	$—	$1,751
Portion of other-than-temporary impairment losses transferred from (recognized in) other comprehensive income(1)	—	(701)	—	(1,225)

Net impairment losses recognized in earnings(2)	$—	$828	$—	$526

(1)	Represents other-than-temporary impairment losses related to all other factors.

(2)	Represents other-than-temporary impairment losses related to credit losses.

The OTTI recognized on investment securities available for sale primarily relates to two non-agency collateralized mortgage obligations for 2010 and one non-agency collateralized mortgage obligation for 2009. Each of these securities holds various levels of credit subordination. These securities were valued by third-party pricing services using matrix or model pricing methodologies and were corroborated by broker indicative bids. We estimated the cash flows of the underlying collateral for each security considering credit, interest and prepayment risk models that incorporate management’s estimate of projected key assumptions including prepayment rates, collateral default rates and loss severity. Assumptions utilized vary from security to security, and are influenced by factors such as underlying loan interest rates, geographic location, borrower characteristics and vintage, and historical experience. We then used a third party to obtain information about the structure of each security, including subordination and other credit enhancements, in order to determine how the underlying collateral cash flows will be distributed to each security issued in the structure. These cash flows were then discounted at the interest rate used to recognize interest income on each security. We review the actual collateral performance of these securities on a quarterly basis and update the inputs as appropriate to determine the projected cash flows.

Loans.  Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for impaired loans when establishing the allowance for credit losses. Such amounts are generally based on either the estimated fair value of the cash flows to be received or the fair value of the underlying collateral supporting the loan less selling costs. Real estate collateral on these loans and the Company’s OREO is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace. Management reviews these valuations and makes additional valuation adjustments, as necessary, including subtracting estimated costs of liquidating the collateral or selling the OREO. The related nonrecurring fair value measurement adjustments have generally been classified as Level 3 because of the

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

significant assumptions required estimating future cash flows on these loans, and the rapidly changing and uncertain collateral values underlying the loans. Extreme volatility and the lack of relevant and current sales data in the Company’s market areas for various types of collateral create additional uncertainties and require the use of multiple sources and management judgment to make adjustments. Loans subject to nonrecurring fair value measurement were $32.3 million at December 31, 2010 all of which were classified as Level 3.

Other Real Estate Owned.  At the applicable foreclosure date, OREO is recorded at fair value of the real estate, less the estimated costs to sell the real estate. Subsequently, OREO is carried at the lower of cost or net realizable value (fair value less estimated selling costs), and is periodically assessed for impairment based on fair value at the reporting date. Fair value is determined from external appraisals and other valuations using judgments and estimates of external professionals. Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3. The Company’s OREO at December 31, 2010 totaled $4.4 million, all of which was classified as Level 3.

Interest Rate Swaps.  During the third quarter of 2008, the Company entered into an interest rate swap contract with Pacific Coast Bankers Bank. The purpose of the $8.2 million notional value swap is to convert the variable rate payments made on the Trust Preferred I obligation (see Note 7 — Other Borrowings) to a series of fixed rate payments for five years, as a hedging strategy to help manage the Company’s interest-rate risk. This contract is carried as an asset or liability at fair value, and as of December 31, 2010, it was a liability with a fair value of $892,000.

During the first quarter of 2009, the Company entered into an interest rate swap contract with Pacific Coast Bankers Bank. The purpose of the $1.6 million notional value swap is to convert the fixed rate payments earned on a loan receivable to a series of variable rate payments for ten years, as a hedging strategy to help manage the Company’s interest-rate risk. This contract is carried as an asset or liability at fair value, and as of December 31, 2010, it was an asset with a fair value of ($35,000). During the second quarter of 2009, the Company entered into an interest rate swap contract with Pacific Coast Bankers Bank. The purpose of the $1.0 million notional value swap is to convert the fixed rate payments earned on a loan receivable to a series of variable rate payments for ten years, as a hedging strategy to help manage the Company’s interest-rate risk. This contract is carried as an asset or liability at fair value, and as of December 31, 2010, it was an asset with a fair value of ($3,000).

Intermountain is required to disclose the estimated fair value of financial instruments, both assets and liabilities on and off the balance sheet, for which it is practicable to estimate fair value. These fair value estimates are made at December 31, 2010 based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price an asset could be sold at or the price a liability could be settled for. However, given there is no active market or observable market transactions for many of the Company’s financial instruments, the Company has made estimates of many of these fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimated values.

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated fair value of the financial instruments as of December 31, 2010 and December 31, 2009, are as follows (in thousands):

	December 31, 2010		December 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash, cash equivalents, restricted cash and federal funds sold	$147,956	$147,956	$104,835	$104,835
Interest bearing certificates of deposit	—	—	862	862
Available-for-sale securities	183,081	183,081	181,784	181,784
Held-to-maturity securities	22,217	22,112	15,177	15,397
Loans held for sale	3,425	3,425	6,574	6,574
Loans receivable, net	563,228	578,080	655,602	683,300
Accrued interest receivable	4,360	4,360	5,077	5,077
BOLI	8,765	8,765	8,397	8,397
Financial liabilities:
Deposit liabilities	778,833	741,426	819,321	786,704
Borrowings	155,643	156,200	160,760	160,469
Accrued interest payable	1,406	1,406	1,211	1,211

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

Deposits

The fair values for deposits subject to immediate withdrawal such as interest and non-interest bearing checking, savings and money market deposit accounts are discounted using market rates for replacement dollars and using industry and bank-specific statistics for decay/maturity dates. The carrying amounts for variable-rate certificates of deposit and other time deposits approximate their fair value at the reporting date. Fair values for fixed-rate certificates of deposit are estimated by discounting future cash flows using interest rates currently offered on time deposits with similar remaining maturities.

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

The following tables present Intermountain’s condensed operations on a quarterly basis for the years ended December 31, 2010 and 2009 (dollars in thousands, except per share amounts):

	Year Ended December 31, 2010
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Interest income	$11,616	$11,599	$11,737	$11,097
Interest expense	(3,197)	(2,839)	(2,711)	(2,038)
Provision for losses on loans	(6,808)	(4,914)	(10,058)	(2,232)

Net interest income (loss) after provision for losses on loans	1,611	3,846	(1,032)	6,827
Other income	2,523	2,998	2,817	2,686
Operating expenses	(11,560)	(11,277)	(21,918)	(10,139)

Loss before income taxes	(7,426)	(4,433)	(20,133)	(626)
Income tax provision (benefit)	(3,117)	(1,934)	4,169	—

Net loss	$(4,309)	$(2,499)	$(24,302)	$(626)
Preferred stock dividend	419	427	432	438

Net loss available to common stockholders	$(4,728)	$(2,926)	$(24,734)	$(1,064)

Earnings per share — basic	$(0.56)	$(0.35)	$(2.95)	$(0.13)
Earnings per share — diluted	$(0.56)	$(0.35)	$(2.95)	$(0.13)
Weighted average shares outstanding — basic	8,372,315	8,388,128	8,390,877	8,390,877
Weighted average shares outstanding — diluted	8,372,315	8,388,128	8,390,877	8,390,877

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter(1)

Interest income	$14,347	$14,483	$13,603	$11,434
Interest expense	(4,445)	(4,271)	(3,942)	(3,512)
Provision for losses on loans	(2,770)	(18,684)	(3,756)	(11,119)

Net interest income (loss) after provision for losses on loans	7,132	(8,472)	5,905	(3,197)
Other income	3,513	2,704	3,107	2,667
Operating expenses	(10,773)	(12,666)	(12,956)	(13,235)

Loss before income taxes	(128)	(18,434)	(3,944)	(13,765)
Income tax provision (benefit)	(9)	(7,432)	(1,702)	(5,217)

Net loss	$(119)	$(11,002)	$(2,242)	$(8,548)
Preferred stock dividend	414	415	416	417

Net loss available to common stockholders	$(533)	$(11,417)	$(2,658)	$(8,965)

Earnings per share — basic	$(0.06)	$(1.37)	$(0.32)	$(1.07)
Earnings per share — diluted	$(0.06)	$(1.37)	$(0.32)	$(1.07)
Weighted average shares outstanding — basic	8,348,238	8,362,402	8,365,836	8,365,836
Weighted average shares outstanding — diluted	8,348,238	8,362,402	8,365,836	8,365,836

(1)	In 2009, the Company reversed $1.0 million in interest income related to nonperforming and charged off loans.

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

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Balance Sheets

	December 31,
	2010	2009

Assets:
Cash	$2,163	$1,942
Certificates of Deposit	—	862
Investment in subsidiaries	80,473	107,374
Prepaid expenses and other assets	434	218

Total assets	$83,070	$110,396

Liabilities:
Other borrowings	$16,527	$16,527
Other liabilities	7,190	5,242

Total liabilities	23,717	21,769
Stockholders’ Equity	59,353	88,627

Total liabilities and stockholders’ equity	$83,070	$110,396

Condensed Statements of Operations

	Years Ended December 31,
	2010	2009	2008

Interest income	$1	$72	$2
Interest expense	(1,035)	(1,843)	(1,778)

Net interest income (expense)	(1,034)	(1,771)	(1,776)
Equity in net earnings of subsidiary	(30,267)	(19,188)	3,371
Other income	—	673	703
Operating expenses	(434)	(1,625)	(1,044)

Net income (loss)	$(31,735)	$(21,911)	$1,254

INTERMOUNTAIN COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Statements of Cash Flows

	Years Ended December 31,
	2010	2009	2008

Cash flows from operating activities:
Net income	$31,736	$(21,911)	$1,254
Equity income from subsidiary	30,267	19,188	(3,371)
Depreciation	—	291	296
Other	828	211	(161)

Net cash used in operating activities	(641)	(2,221)	(1,982)

Cash flows from investing activities:
Investments in and advances to subsidiaries	—	3,250	(23,000)
Sale of premises and equipment	—	21,284	—
Purchase of office properties	—	(131)	(210)

Net cash provided by (used in) investing activities	—	24,403	(23,210)

Cash flows from financing activities:
Proceeds from other borrowings	—	23,000	3,657
Proceeds from preferred stock issuance, net of expenses	—	—	26,908
Proceeds from exercise of stock options	—	56	186
Repayment of borrowings	—	(47,086)	(41)
Cash dividends paid to preferred stockholders	—	(1,223)	—

Net cash provided by (used in) financing activities	—	(25,253)	30,710

Net change in cash and cash equivalents	(641)	(3,071)	5,518
Cash and cash equivalents, beginning of year	2,804	5,875	357

Cash and cash equivalents, end of year	$2,163	$2,804	$5,875