Form 10-K/A
period 2010-12-31
INTERMOUNTAIN COMMUNITY BANCORP
filed 2011-04-26
CIK 1284506

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

On March 4, 2011 Intermountain Community Bancorp (the “Company”) filed with the Securities and Exchange Commission its Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “10-K Report”). As previously announced, in light of its pending capital raise, the Company has postponed its annual meeting until later in the summer. Accordingly, we are filing this Amendment No. 1 (this “Amendment”) to the 10-K Report to (i) to include the information required in Part III of the 10-K Report which was previously incorporated by reference from the Company’s 2011 annual meeting proxy statement; and (ii) to re-file Item 15 (Exhibits and Financial Statement Schedules) to include currently-dated certifications from our Chief Executive Officer and Chief Financial Officer as exhibits to this Amendment.

No other revisions or amendments have been made to Part IV of the 10-K Report. This Amendment does not reflect events occurring after March 4, 2011, the date of the original filing of our 10-K Report, or modify or update those disclosures that may have been affected by subsequent events.

INTERMOUNTAIN COMMUNITY BANCORP

ANNUAL REPORT ON FORM 10-K/A

(Amendment No. 1)

For the Fiscal Year Ended December 31, 2010

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive officers

The following tables set forth certain information with respect to our directors.

	Age as of
Name	2/15/11	Primary Occupation

Terms Expiring 2011
Charles L. Bauer	76	Retired; Former President of Panhandle State Bank
Maggie Y. Lyons	53	Plan Administrator and Trustee for Metropolitan Creditors’ Trusts
Ronald Jones	55	Chief Financial Officer of Ecolotree, Inc; Farm Owner/Operator
Terms Expiring 2012
Ford Elsaesser	59	Attorney — Firm of Elsaesser Jarzabek Anderson Elliott & Macdonald Chtd.
Curt Hecker	50	President & CEO of Intermountain; CEO of Panhandle State Bank
Michael J. Romine	70	Retired; Former Vice President & CFO of Inland Northwest Distributing, Inc.
Jerry Smith	54	President of Panhandle State Bank; Executive Vice President of Intermountain
Terms Expiring 2013
James T. Diehl	56	Attorney — Firm of J.T. Diehl
John B. Parker	77	Retired Auto Dealer
Jim Patrick	65	Farm Owner/Operator; Idaho State Legislator

Background of Directors

The business experience and any public company directorships of each of the directors for the past five years are described below. Directors of Intermountain also serve as directors of the Bank. Six of the directors (Messrs. Bauer, Diehl, Elsaesser, Hecker, Parker and Romine) have been directors of Intermountain since the Company’s inception in 1997.

Charles L. Bauer has been a director of Intermountain since 1997 and of the Bank since 1985. Mr. Bauer served as President of the Bank from 1985 to his retirement in 1996. Mr. Bauer has a Bachelor of Science degree from the University of Idaho where he majored in business administration and minored in agriculture. He is also an honors graduate from the Pacific Coast Banking School; and has both attended and instructed numerous American Institute of Banking classes. His career spans 39 years in bank management, 19 of which he served in the roles of president and/or chief executive officer, and provides the Board with extensive in-depth knowledge and valuable perspective of the financial industry.

James T. Diehl has served as Vice Chairman of the Board of Intermountain since its formation in 1997. Mr. Diehl has been a director of the Bank since 1990 and has served as Vice Chairman of the Board of the Bank since 2001. He is an attorney and has been the sole proprietor of the law firm of J. T. Diehl since 1987. In addition to his law degree which he earned from Gonzaga University, Mr. Diehl also has a degree in Business Administration from the University of Montana. He brings to the Board a familiarity with the north Idaho market based on over 25 years of practicing real estate and business law in the local community, and has an extensive network of business and personal contacts within the Company’s primary market.

Ford Elsaesser has been a director of Intermountain since 1997 and of the Bank since 1992. Mr. Elsaesser has a Bachelor of Science degree in forestry from Goodard College, and a law degree from the University of Idaho Law School. Mr. Elsaesser is the managing and senior partner of the law firm of Elsaesser Jarzabek Anderson Elliott & Macdonald, Chtd. which he founded in 1980. Mr. Elsaesser has also served as the Idaho Chapter 7 Bankruptcy Trustee in all counties north of Grangeville since 1984, Chapter 12 Bankruptcy Trustee in northern Idaho and eastern Washington since 1986, and as court appointed receiver, examiner and Chapter 11 Trustee in numerous cases. This broad experience in bankruptcy law brings a unique perspective to the Board from a risk management standpoint.

Curt Hecker has been a director and Intermountain’s President and Chief Executive Officer since its inception. Mr. Hecker was hired in 1995 as an Executive Vice President of the Bank. He has served as Chief Executive Officer and director of the Bank since 1996. From 1996 until 2001, Mr. Hecker also served as the Bank’s President. Mr. Hecker earned a Business Administration degree from Boise State University in 1983, and graduated from Pacific Coast Banking School in 1994. Mr. Hecker joined the Bank with 11 years of banking experience as a vice president and manager with a bank that experienced various expansions through numerous mergers and acquisitions. In addition to the experience and knowledge gained through his early career, Mr. Hecker has served on the Board of Directors of Coldwater Creek, Inc., a publicly traded retail company based in northern Idaho, since 1996, and in 2009 joined the Board of Pacific Coast Bankers’ Bank. The Board believes that the CEO should serve as a director as the primary liaison between the Board and management and as the executive with overall responsibility for executing our strategic plan.

Ronald Jones was appointed to the Intermountain Board in November 2004, following Intermountain’s merger with Snake River Bancorp, Inc./Magic Valley Bank. Mr. Jones served as Chairman of Magic Valley Bank from its opening in 1997 until April 2004. Mr. Jones has a Bachelor’s degree in Agricultural Economics from S. Dakota State University and a Master’s degree in Business Administration from Colorado State University. His 13 years of experience as a bank director have included three capital expansions. As an independent consultant and expert witness in the bankruptcy system, he has experience in business modeling and analysis, especially related to agriculture. In the environmental engineering area, Mr. Jones develops life-cycle cost models for comparison of alternative treatment methods. Mr. Jones previously operated a business specializing in computerized accounting systems with an emphasis on clarity of management reports, sensitivity analysis, and risk recognition. Mr. Jones’ prior director experience together with his experience and background in business analysis serves as a valuable resource.

Maggie Y. Lyons has been a director of Intermountain and the Bank since 2001. Ms. Lyons is currently the sole officer and director of Metropolitan Mortgage and Securities, Inc. and Summit Securities, Inc., and Plan Administrator and Trustee of Metropolitan and Summit Creditors’ Trusts. From July 2004 until February 2006, Ms. Lyons served as the Chief Financial Officer and acting Chief Executive Officer for Metropolitan Mortgage and Securities, and President and Principal Financial Officer of Summit Securities, both located in Spokane, Washington and both of which are in Chapter 11 proceedings. Ms. Lyons was appointed to these positions in July 2004 by the Eastern District of Washington Bankruptcy Court. Ms. Lyons is a Certified Public Accountant and Microsoft Certified Systems Engineer and provided business consulting services prior to working on the Metropolitan and Summit bankruptcy cases. Ms. Lyon’s experience also includes over 20 years dealing with operational and accounting functions in the manufacturing and services industries, and over 5 years dealing with complex financial instruments in her roles stated above. Ms. Lyons has a Bachelor of Science degree from the University of Idaho where she majored in accounting. In addition, Ms. Lyons has been an active leader and participant in numerous civic and volunteer organizations in Kootenai County since 1989. Ms. Lyons’ financial expertise together with her extensive business and personal network serves as a valuable resource.

John B. Parker has served as Chairman of the Board of Intermountain since its formation in 1997, and has been a director of the Bank since 1980 and Chairman of the Board of the Bank since 1995. Mr. Parker began his career as an auto dealer in Sandpoint in 1957, and retired in June 1999 from Taylor-Parker Motor Company as general manager. Mr. Parker has a degree in business with a major in marketing from the University of Idaho. In addition to his 42 year management career in the auto industry, Mr. Parker has also served and chaired local community boards in Bonner County including 38 years as chairman of the Bonner General Hospital Board, and currently as a member of the Bonner General Hospital Foundation Advisory Board. As a long time resident and businessman in Sandpoint,

Mr. Parker provides an extensive network of business and personal contacts and a valuable perspective with regard to the Company’s primary market.

Jim Patrick was appointed to the Intermountain Board in November 2004, following Intermountain’s merger with Snake River Bancorp, Inc./Magic Valley Bank. Mr. Patrick was a founding director of Magic Valley Bank, and he served on the Snake River Bancorp, Inc. Board from the company’s formation in 2002 until its merger with Intermountain. Mr. Patrick has been the owner/operator of a farm in south central Idaho since 1973 and has served on the boards of various state and national farm organizations. In 2006, Mr. Patrick was elected and continues to serve in the Idaho State Legislature as Representative for District 23. Mr. Patrick has a Bachelor of Science degree from the University of Idaho where he studied agricultural economics and business management. In his role as a member of the Budget Committee of the Idaho State legislature, his responsibilities include annual distribution of billions of dollars of state revenue, including a payroll budget for a government workforce of over 20,000 employees. Mr. Patrick’s agricultural background includes extensive knowledge of water rights issues and their effects on agriculture in southern Idaho. Mr. Patrick’s prior service as a bank director coupled with his extensive budgeting background and long standing in the community provides the Board with valuable resources.

Michael J. Romine has been a director of Intermountain since 1997 and the Bank since 1980. Mr. Romine served as the Vice President and Chief Financial Officer of Inland Northwest Distributing, Inc. from 1992 until his retirement in 2007. Mr. Romine has a Bachelor of Science degree in accounting from Montana State University. In addition, he is retired as a partner in PricewaterhouseCoopers, and worked as an auditor and consultant to various businesses, including banks, during his career. Mr. Romine’s financial, accounting and auditing experience provides the Board with the experience and expertise needed as Audit Committee Chair.

Jerry Smith has been a director of Intermountain and the Bank since 2000. Mr. Smith joined the Bank in 1999 as President of Intermountain Community Bank, a division of the Bank. Since 2001, Mr. Smith has served as President of the Bank and Executive Vice President of Intermountain. Mr. Smith earned a bachelor’s degree in Business Administration from Boise State University in 1979, graduated from Northwest Intermediate Banking School in 1984, and Pacific Coast Banking School in 1987. Mr. Smith brings over 30 years of banking experience, beginning with Idaho First National Bank in 1979, to his service on the Board. His experience prior to joining the Bank includes numerous mergers and acquisitions, experience as a Loan Officer, Branch Manager, and Regional Manager of an eastern Oregon and western Idaho bank with over $15 billion in total assets. This prior experience and expertise has been an essential part of Mr. Smith’s service as a director as the Bank has grown and expanded its operations.

Executive Officers

The following table sets forth information with respect to the executive officers during 2010 who are not directors of Intermountain, including employment history for the last five years. All executive officers are elected annually and serve at the discretion of the Board.

			Has Served as an
			Officer of the
Name	Age	Position	Company Since

John Nagel	60	EVP & Chief Credit Officer of Bank	2001
Douglas Wright	46	EVP, Chief Financial Officer of the Company and Treasurer of the Company and the Bank	2002
Pamela Rasmussen	50	EVP, Chief Operating Officer and Alternative Secretary of the Company and the Bank	2004

Background of Executive Officers

John Nagel joined the Company in 2001.  Prior to that time Mr. Nagel served as Credit Approval Officer at Washington Trust Bank from December 1999 to May 2001.

Douglas Wright joined the Company in 2002.  Prior to that time Mr. Wright served as Senior Vice President and Production Manager at Sterling Savings Bank from June 1996 to May 2002.

Pamela Rasmussen joined the Company in 2004 as Senior Vice President and Chief Operating Officer. In 2006, Ms. Rasmussen was promoted to Executive Vice President and Chief Operating Officer. Prior to joining the Company, Ms. Rasmussen was the Vice President of Operations and Cashier at Stockman Financial Corporation from March 2000 to April 2002, and the Operations Officer and Chief Financial Officer of Snake River Bancorp, Inc. (the former holding company of Magic Valley Bank) from April 2002 to November 2004.

Compliance with Section 16(a) Filing Requirements

Section 16(a) of the Securities Exchange Act of 1934 requires that all of our executive officers and directors and all persons who beneficially own more than 10 percent of our common stock file reports with the SEC regarding beneficial ownership of Company stock. We have adopted procedures to assist our directors and executive officers in complying with the Section 16(a) filings. Based solely on our review of the copies of the filings which we received for the fiscal year ended December 31, 2010, or written representations from certain reporting persons, we believe that the reporting persons made all filings required by Section 16(a) on a timely basis, except for Mr. Jones who inadvertently neglected to include shares held in an investment club of which Mr. Jones was a member. A Form 4 has subsequently been filed to report such shares.

Code of Ethics

Intermountain has adopted a Code of Ethics that applies to all Intermountain employees and directors, including Intermountain’s senior financial officers. The Code of Ethics is publicly available on Intermountain’s website at http://www.Intermountainbank.com, and is included as Exhibit 14 to this report.

Audit Committee

During 2010, the Audit Committee was comprised of the following directors: Michael J. Romine (Chair), Charles Bauer, Maggie Y. Lyons, John B. Parker and Jim Patrick, each of whom was considered “independent” as defined by the NASDAQ listing standards and applicable SEC rules. The Board has determined that Michael J. Romine meets the definition of “audit committee financial expert” as defined by applicable SEC rules.

Item 11.	EXECUTIVE COMPENSATION

The following section describes the compensation that Intermountain paid to its Chief Executive Officer, Chief Financial Officer and the next three most highly compensated executive officers in 2010, each of whom is listed in the Summary Compensation Table (the “Named Executive Officers”). This section includes:

•	Compensation Discussion and Analysis (“CD&A”);

•	Report of the Compensation Committee;

•	Detailed tables showing compensation of the Named Executive Officers; and

•	Narrative disclosure about various compensation plans and arrangements and post employment and termination benefits.

Compensation Discussion and Analysis

Compensation Philosophy and Objectives

We believe that the most effective executive compensation program is one that is designed to reward the achievement of specific annual, long-term and strategic goals by the Company, and that aligns the executive’s interests with those of the shareholders by rewarding performance against established goals, with the ultimate objective of improving shareholder value. We evaluate both performance and compensation to ensure that we are able to attract, retain and motivate executives of superior ability who are critical to our future success. Under normal circumstances, we believe that the majority of each executive’s annual total compensation opportunity should be directly aligned with our performance, and to this end a significant portion of an executive’s compensation normally should be based on achievement of financial and operational goals and other factors that impact shareholder value. In addition, compensation opportunities provided to our executive officers must remain competitive relative to the compensation paid to similarly situated executives of peer companies. To accomplish these objectives, under normal circumstances, we believe executive compensation packages should include both cash and stock-based compensation with both short-term and long-term incentives in order to reward performance as measured against established goals. However, as discussed more fully below, in light of (i) the restrictions applicable to us as a participant in the U.S. Treasury’s Capital Purchase Program (“CPP”) implemented in connection with the Troubled Asset Relief Program (“TARP”), and (ii) the expiration of our former equity incentive plan, we did not offer the two key executive incentive programs we have historically offered: an annual cash incentive bonus opportunity and an annual restricted stock award. We design our executive compensation program to avoid creating incentives that are inconsistent with the Company’s risk management policies and practices or that would motivate executives to take unnecessary and excessive risks that may threaten the value of the Company in order to achieve such goals. We believe the compensation programs we have traditionally employed are balanced, avoid undue risks to the Company, and have allowed us to retain top quality employees. Given the restrictions under TARP and the expiration of our equity incentive plan, our 2010 executive compensation program did not reflect our traditional balanced approach and, as a result, created additional retention risk. However, in light of the economic environment and the regulatory restrictions applicable to Intermountain, we believe the 2010 executive compensation program was adequate for the short term.

Impact of TARP Capital Purchase Program Regulations on Executive Compensation

In December 2008, the Company issued and sold $27.0 million of Series A Preferred Stock to the U.S. Treasury, together with a warrant to purchase the Company’s common stock, as a voluntary participant in the CPP. As long as it is a participant in the CPP, the Company must comply with the compensation and corporate governance standards and restrictions under legislation and related Treasury Department rules applicable to CPP participants (the “CPP Rules”). When deciding to participate in the program, our Board evaluated the compensation and governance provisions under applicable law as the law existed at the time, and the impact those provisions would have on the Company, and considered them in light of the support this capital would provide to our lending programs. The CPP Rules, which were adopted after we entered into our agreement with the Treasury, have impacted Intermountain’s executive compensation program, and the 2010 compensation of our Named Executive Officers, in the following key respects:

•	The CPP Rules prohibit, and we did not pay or accrue, any cash incentive bonuses to Messrs. Hecker, Smith, Wright and Ms. Rasmussen in or for 2010. In order to treat all executive officers alike, the Board also determined not to provide a cash incentive bonus opportunity to Mr. Nagel.

•	Although there were no triggering events for any of our Named Executive Officers during 2010, the CPP Rules provide that no severance or change-in-control benefits can be paid or accrued to or for them until Intermountain has repaid the Treasury’s investment in the Company. In December 2008, Messrs. Hecker, Smith, Wright, Nagel and Ms. Rasmussen signed agreements waiving their rights to these benefits for the duration of the Company’s participation in the TARP CPP Program.

•	In accordance with the CPP Rules, we maintained a policy that incentive compensation paid to our Named Executive Officers that later is determined to have been based on materially inaccurate financial or other performance criteria is subject to recovery or “clawback”.

Overview of Executive Compensation Components in 2010

Our executive compensation program in 2010 consisted of several compensation elements, as illustrated in the table below.

Pay Element	What the Pay Element Rewards	Purpose of the Pay Element

Base Salary	Core competence in the executive role relative to skills, experience and contributions to the Company	Provide fixed compensation based on competitive market practices and experience and tenure of each executive

Long-Term Incentive	Stock Purchase Bonus Program

•   Continued employment with the Company during a 3-10 year bonus payout period for purchasing shares under the Stock Purchase Bonus Program. The CPP Rules prohibit the grant of new awards under this program to covered executives, which for 2010 included Messrs. Hecker, Smith, Wright and Ms. Rasmussen.

Retention Bonus Agreements	The combination of prior year restricted stock awards, prior awards under the Stock Purchase Bonus Program and pre-existing Retention Bonus Agreements provides a blended focus on

•   Profitability and the creation of shareholder value
•   Executive ownership of Company stock
• Retention in a challenging business environment and competitive labor market

•   Continued employment with the Company during a multi-year bonus payout period. The CPP Rules prohibit the grant of new awards under this program to covered executives, which for 2010 included Messrs. Hecker, Smith, Wright and Ms. Rasmussen.

Retirement Benefits	• Executive officers are eligible to participate in employee benefit plans available to our eligible employees	The SCA is designed to make total retirement benefits for certain Named Executive Officers commensurate with those in comparable companies
• The Salary Continuation Agreement (“SCA”) is a nonqualified, noncontributory and unfunded program. The SCA is intended to provide additional retirement benefits to certain Named Executive Officers

Welfare Benefits
•   Executives participate in employee benefit plans generally available to our employees, including medical, health, life insurance and disability plans

•   Continuation of welfare benefits may occur as part of severance upon certain terminations of employment
These benefits are part of our broad-based total compensation program

Additional Benefits and Perquisites	• Club memberships • Company provided auto or auto allowance • Life Insurance & Accidental Death & Dismemberment Coverage • Short-Term and Long-Term Disability	Provide additional benefits and perquisites commensurate with the competitive market

Change in Control and Termination Benefits	We have change in control agreements with certain officers, including our Named Executive Officers. The agreements provide severance benefits if an officer’s employment is terminated following a change in control. As noted above, the CPP Rules prohibit the payment or accrual of any severance or change in control benefit to the Named Executive Officers until we have repaid Treasury’s investment in Intermountain.	Change in control arrangements are designed to retain executives and provide continuity of management in the event of an actual or threatened change in control. The change in control agreements are described in more detail in the section “Post Employment and Termination Benefits.”

As noted above, we have historically offered a short-term cash incentive bonus opportunity and awards of restricted stock as key elements of our executive compensation program. Until we have repaid the Treasury’s investment in Intermountain under the CPP, we will not be able to offer our most senior executives a short-term cash incentive bonus opportunity. Moreover, our former equity incentive plan expired in January 2009 and we did not propose a new equity incentive plan for shareholder approval in 2010 in light of the economic environment and the impact on our shareholders of the recession and Intermountain’s financial performance. Given the constraints of the CPP Rules and the absence of an equity incentive plan, we believe the executive compensation programs used in 2010 and the continuing effects of prior year compensation programs and awards were adequate for the short-term, but create retention risk over the medium- and long-term.

Determination of Appropriate Pay Levels

Although we have historically targeted total compensation opportunities and base pay of our executive officers by reference to compensation levels at peer institutions, benchmarking was not a material factor in setting 2010 compensation. This was largely due to a salary freeze in 2010 and the absence of a short-term incentive opportunity and annual equity award for 2010. In addition, the Compensation Committee was aware of the results of the 2010 advisory vote on executive compensation, which was not a material factor in 2010 compensation decisions given the very high level of shareholder support and the restrictions on our compensation programs noted above.

2010 Base Salary

Our base salary levels reflect a combination of factors including competitive pay levels relative to comparable institutions, each executive’s experience and tenure, our overall annual budget for merit increases, the executive’s individual performance and changes in responsibility. We review salary levels annually to recognize these factors. The Named Executive Officers did not receive a base salary increase in 2010, consistent with a Company-wide salary freeze in light of the financial challenges facing Intermountain.

Long-Term Incentives in 2010

As noted above, we did not grant any equity awards to the Named Executive Officers in 2010. We also did not grant any new awards under our Stock Purchase Bonus Program, described below, which the CPP Rules prohibit with respect to Messrs. Hecker, Smith, Wright and Ms. Rasmussen. As shown in the Summary Compensation Table under the “Bonus” column, Ms. Rasmussen received a payment in 2010 under a prior-year award.

Impact of Accounting and Tax Treatment of Compensation

The Compensation Committee and management have considered the accounting and tax impacts of various programs designed to balance the potential cost to the Company with the benefit/value to the executive. The Committee generally seeks to maximize deductibility of executive compensation under Internal Revenue Code Section 162(m) while retaining discretion to compensate executives in a manner commensurate with performance and the competitive market for executive talent. Differences in accounting expense for various forms of equity awards under FASB ASC Topic 718 (formerly FAS 123(R)) relative to the value of the awards to recipients have not had, and are not expected to have, a material effect on the selection of forms of equity compensation. As a participant in the CPP, so long as the preferred stock Intermountain sold to the Treasury continues to be held by the Treasury, the Company can deduct only up to $500,000 in annual compensation paid to covered executives, including “performance-based” compensation (which is not subject to the standard $1 million annual limit on tax deductible compensation). This $500,000 limit has not had any impact on Intermountain, since none of our covered executives is compensated at that level. In addition, the change in control provisions described in the section “Post Employment and Termination Benefits” contemplate that the Company will reimburse the amount of excise tax due under Internal Revenue Code Section 280G. However, as discussed below, such termination benefits and related excise tax reimbursement are currently prohibited by the CPP Rules.

Compensation Committee Interlocks and Insider Participation

During 2010, the Compensation Committee consisted of Messrs. Diehl (Chair), Bauer, Elsaesser, Parker and Romine. During 2010, none of our executive officers served on the compensation committee (or equivalent body) or board of directors of another entity whose executive officer served on Intermountain’s Compensation Committee.

Report of Compensation Committee

The Compensation Committee of the Board of Directors makes the following report which, notwithstanding anything to the contrary set forth in any of Intermountain’s filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, will not be incorporated by reference into any such filings or to be filed under such Acts.

The Compensation Committee of the Board (the “Committee”) met and discussed with management the Compensation Discussion and Analysis (“CD&A”) required by Item 402(b) of Regulation S-K, and based on that review and discussion, the Committee recommended to the Board that the CD&A be included as part of this 2010 Annual 10-K Report.

Pursuant to the requirements of Sections 111(b)(3)(A), 111(b)(3)(E), 111(b)(3)(F) and 111(c) of the Emergency Economic Stabilization Act of 2008, and 31 CFR Part 30.4, the Committee hereby certifies that:

1. It has reviewed with the Company’s senior risk officers the “senior executive officer” (“SEO”) compensation plans and has made all reasonable efforts to ensure that these plans do not encourage SEOs to take unnecessary and excessive risks that threaten the value of Intermountain;

2. It has reviewed with the Company’s senior risk officers the Company’s employee compensation plans and has made all reasonable efforts to limit any unnecessary risks these plans pose to Intermountain; and

3. It has reviewed the Company’s employee compensation plans to eliminate any features of these plans that would encourage the manipulation of reported earnings of Intermountain to enhance the compensation of any employee.

The following SEO compensation plans do not contain any features that could reasonably be interpreted to encourage SEOs to take risks:

SEO Compensation Plan	How the Plan Does Not Encourage Taking Risks

Stock Purchase Bonus Program	Program encourages Company stock ownership of executive officers; no risk-taking incentives inherent in the plan.
Employment/Change in Control, and Severance Agreements	Agreements provide fixed cash compensation amounts under various circumstances; no incentive criteria included in the agreements.
Salary Continuation and Split Dollar Agreements	Agreements provide additional retirement benefits; no incentive criteria included in the agreements.
Retention Bonus Agreements	Agreements provide for fixed payments subject only to continued service; no incentive criteria included in the agreements.

The Company’s other SEO compensation plan is listed in the table below, together with an explanation of how it does not encourage SEO’s to take unnecessary and excessive risks that threaten the value of Intermountain.

SEO Compensation Plan	How the Plan Does Not Encourage Unnecessary and Excessive Risks that Threaten the Value of Intermountain

Employee Stock Option and Restricted Stock Plan (expired, but prior awards remain outstanding)	Award values are linked to the market price of the Company’s stock; awards vest over a period of years, which mitigates short-term risk-taking; interests are aligned with shareholders; no risk-taking incentives inherent in the plan.

The following is a list of each general employee compensation plan not listed as an SEO compensation plan above. No general employee compensation plan has any features that could reasonably be expected to expose the Company to material risk. Accordingly, the Committee determined that no plan poses any unnecessary risks to the Company and therefore no plan features need to be limited on that basis. In addition, the Committee determined that no general employee compensation plan links the potential for any material payout to the Company’s reported earnings, and so no such plan can reasonably be viewed as encouraging the manipulation of reported earnings to enhance the compensation of any employee.

General Employee Compensation Plans not Included Among SEO Plans Above

•	General employee incentive bonus plans

•	Guaranteed annual bonus program for certain key employees

2010 Compensation Committee Members

James T. Diehl (Chairperson) * Charles L. Bauer * Ford Elsaesser
John B. Parker * Michael J. Romine

Compensation Tables

The following table shows compensation paid or accrued for the last three fiscal years to the Named Executive Officers.

2010 Summary Compensation Table

							Change in
							Pension
							Value and
							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation
Name and		($)	($)	($)	($)	($)	($)	($)	Total
Principal Position	Year	(1)	(2)	(3)	(4)	(5)	(6)	(7)(8)(9)	($)

Curt Hecker,	2010	$231,320	$0	$0	$0	$0	$40,454	$1,762	$273,536
President and CEO	2009	231,320	0	0	0	0	36,111	4,918	272,349
of the Company	2008	232,244	0	62,394	0	0	32,163	9,053	335,854
and CEO of the Bank
Jerry Smith	2010	197,640	0	0	0	0	50,476	3,886	252,002
President of the	2009	197,640	0	0	0	0	45,057	10,833	253,530
Bank, EVP of the	2008	198,564	0	52,679	0	0	40,131	10,468	301,842
Company
Douglas Wright, EVP	2010	175,271	0	0	0	0	0	5,366	180,637
and Chief	2009	175,271	0	0	0	0	0	10,561	185,832
Financial	2008	175,271	0	50,562	0	0	0	12,777	238,610
Officer of the Company and the Bank
John Nagel	2010	146,232	0	0	0	0	0	2,375	148,607
EVP, Chief Credit	2009	146,232	0	0	0	0	0	2,703	148,935
Officer of the	2008	146,232	0	42,181	0	0	0	5,630	194,043
Bank
Pamela Rasmussen	2010	149,044	30,000	0	0	0	0	5,594	184,638
EVP, Chief	2009	149,044	41,370	0	0	0	0	7,795	198,209
Operating	2008	149,044	41,370	42,993	0	0	0	15,967	249,374
Officer of the Bank

(1)	Includes directors fees of $15,000 paid to each of Messrs. Hecker and Smith, respectively, during the fiscal year 2010.

(2)	Includes a bonus amount that vested under Ms. Rasmussen’s Stock Purchase Bonus Program Agreement. The terms of the Stock Purchase Bonus Program Agreement are discussed below.

(3)	Represents the grant date fair value of restricted stock awards granted in 2008 (no restricted stock awards were granted in 2009 or 2010), based on the price of Intermountain’s common stock at the close of business on the date of grant ($14.50). The amounts for 2008 have been restated to reflect a change in SEC rules, which formerly required reporting the aggregate expense recognized during the year for all equity awards, including awards granted in prior years. The amounts have been adjusted to reflect all stock splits and stock dividends. The assumptions used to calculate these amounts are set forth in the footnotes to the Company’s financial statements for the fiscal year 2010, included in this Report.

(4)	No options were granted in fiscal years 2008, 2009 or 2010. The amounts for 2008 have been restated to reflect the change in SEC rules, which formerly required reporting the aggregate expense recognized during the year for all equity awards, including awards granted in prior years, rather than reflecting the fair market value on the date of grant. Accordingly, the amounts for 2008 have been changed to $0.

(5)	Although the Company’s performance permitted an 8% bonus payout to each Named Executive Officer under the Executive Incentive Plan for the fiscal year 2008, each elected not to accept a bonus.

(6)	Represents the increase during 2010 in actuarial present values of each Named Executive Officer’s accumulated benefits under the individual Salary Continuation and Split Dollar Agreements.

(7)	Amounts reflect prior true-up adjustments for contributions paid by Intermountain or the Bank under the 401(k) Savings Plan and Trust (“401(k) Plan”) in the following amounts: Mr. Wright $184 and Ms. Rasmussen $621 (2009 adjustments made in 2010). Amounts for 2009 include 401(k) true-up adjustments for Mr. Wright of $1,530 and Mr. Smith of $933 for 2008. Amounts for 2008 include 401(k) true-up adjustments for 2007 for Mr. Wright of $1,390 and Ms. Rasmussen of $3,266.

(8)	Amounts include premiums paid by Intermountain on behalf of Messrs. Hecker and Smith and for Ms. Rasmussen in the amounts of $1,110, $1,218 and $173, respectively, pursuant to their respective split-dollar life insurance agreements.

(9)	Represents amounts paid by the Company to the executive in the form of automobile allowance, club dues and miscellaneous awards.

2010 Grants of Plan-Based Awards

There were no grants of equity or non-equity awards under compensatory plans during 2010.

Incentive and Stock Plans

General.  Intermountain and the Bank have historically implemented two executive incentive and stock programs: the Executive Incentive Plan and the Stock Purchase Bonus Program, the material terms of which are summarized below. The objectives of the Executive Incentive Plan are to provide the executive officers of Intermountain and the Bank with specific performance objectives and goals, and to motivate such executive officers to reach such objectives and goals. The objectives of the Stock Purchase Bonus Program are to encourage executive stock ownership and promote long term retention of executive officers. For 2010, the Company did not offer these two key incentive programs. The Company historically maintained an equity compensation plan; however, as described below, the plan expired in 2009 and was not effective in 2010.

Cash Incentive Plans.  The CPP Rules prohibit the payment of any bonus amounts to the top five most highly compensated employees, until the Treasury’s investment in the Company has been repaid. The following description of the cash or stock incentive bonus amounts payable under the respective plans is provided to give shareholders an understanding of amounts that could be payable under these plans if they had been offered and if the employee met the prescribed performance goals and if the CPP Rules no longer applied.

Executive Incentive Plan.  The Executive Incentive Plan has historically been designed to provide a cash incentive for management to achieve annual (as opposed to long-term) Company performance goals. The key executives who are eligible to participate in the plan include all of the Named Executive Officers. Under the plan, prior to the beginning of each year, Intermountain’s management selects appropriate performance criteria and develops annual performance goals for Intermountain for approval by the Compensation Committee. However, as discussed more fully in the CD&A, in light of certain restrictions under TARP, the Company did not implement a cash incentive program for 2010.

Stock Purchase Bonus Program.  The Company has adopted a Stock Purchase Bonus Program for executive officers and other officers of Intermountain and the Bank. The program is implemented through the execution of individual stock purchase bonus agreements entered into by Intermountain and the officer. The purpose of the program is to encourage and incent officers to own Company stock, thereby further aligning the interests of management with those of Intermountain’s shareholders. Under the agreement, these officers may purchase on the open market shares of Intermountain common stock. If the officer makes such a purchase within the required time frame, the officer will generally be paid a bonus equal to the lesser of (i) the actual dollar amount paid by the officer for Intermountain shares, including fees and/or commissions; or (ii) the maximum award amount. In certain circumstances, however, the Company may elect to pay a bonus greater than the value of the stock required to be purchased under the agreement in order to provide a supplemental bonus opportunity for retention purposes. The bonus is paid to the officer in either three, five or ten annual installments. In order to receive any payment installment, an officer must be a full-time employee on the date such installment is due and payable; provided, however, that in some cases, in the event of officer’s disability or death or in the event of a change in control of Intermountain (as defined in the agreement), the balance of the bonus will become fully vested and the officer or their beneficiaries will become eligible to receive a cash payment equal to such remaining bonus.

Former Equity Incentive Plan.  Intermountain previously maintained an Employee Stock Option and Restricted Stock Plan (“Former Equity Incentive Plan”) that provided for the grant of incentive and non-qualified stock options and restricted stock awards to key officers and employees of Intermountain and/or the Bank. Stock options under the Former Equity Incentive Plan expire ten years from the date of grant, and must have an exercise price of not less than the fair market value of Intermountain stock at the time of grant, as determined by the Board or the Compensation Committee. These awards typically vest over five years in order to motivate long-term performance and to serve as a retention tool for award recipients. However, in the event of a change in control, the agreements provide that all unvested options and restricted stock awards will become fully vested. At December 31, 2010, the number of shares subject to granted but unexercised options and unvested stock awards, as adjusted for subsequent stock splits and stock dividends, was 258,586 shares. The Former Equity Incentive Plan had a term of ten years. On January 14, 2009, the term of the Former Equity Incentive Plan expired and the Board determined that, due to the economic environment, a new plan would not be implemented at that time.

2010 Option Exercises and Stock Vested

	Stock Awards*
		Value Realized on
	Number of Shares	Vesting
	Acquired on Vesting	($)
Name	(#)	(1)

Curt Hecker	2,462	$4,533
Jerry Smith	1,884	3,438
Douglas Wright	1,813	3,312
John Nagel	1,532	2,798
Pamela Rasmussen	1,672	3,069

*	The numbers have been adjusted to reflect all applicable stock splits and stock dividends. No options were exercised in fiscal year 2010. All granted but unvested awards are governed under the terms of the former Equity Incentive Plan and related award agreements.

(1)	Value realized represents the fair market value based on the closing price of the shares at the time of vesting.

2010 Outstanding Equity Awards at Fiscal Year-End

	Option Awards*				Stock Awards*
	Number of	Number of
	Securities	Securities			Number of		Market Value
	Underlying	Underlying			Shares or Units of		of Shares or
	Unexercised	Unexercised	Option		Stock That		Units of Stock
	Options	Options	Exercise	Option	Have Not		That Have Not
	(#)	(#)	Price	Expiration	Vested		Vested
Name	Exercisable	Unexercisable	($)	Date	(#)		($)(1)

Curt Hecker	5,760	0	$3.72	01/01/11	424	(2)	$628
	3,845	0	3.72	01/01/11	1,144	(3)	1,693
	1,437	0	5.51	01/01/13	2,582	(4)	3,821
	5,750	0	5.51	01/01/13	0		0
Jerry Smith	9,663	0	3.73	01/01/11	337	(2)	499
	3,536	0	5.51	01/01/13	911	(3)	1,348
	0	0	0	—	2,180	(4)	3,226
Douglas Wright	15,263	0	4.82	05/31/12	320	(2)	474
	17,970	0	5.51	01/01/13	865	(3)	1,280
	3,952	0	6.12	06/04/13	2,093	(4)	3,098
	17,097	0	4.79	02/03/14	0		0
John Nagel	14,494	0	3.87	05/23/11	276	(2)	408
	3,513	0	4.16	01/01/12	743	(3)	1,100
	5,990	0	5.51	01/01/13	1,746	(4)	2,584
	10,541	0	6.12	06/04/13	0		0
	9,075	0	4.79	02/03/14	0		0
Pamela Rasmussen	1,089	0	12.95	11/09/14	707	(2)	1,046
	0	0	0	—	743	(3)	1,100
	0	0	0	—	1,779	(4)	2,633

*	The numbers have been adjusted to reflect all applicable stock splits and stock dividends. All options are fully vested.

(1)	Based on the closing market price of Intermountain common stock on December 31, 2010 ($1.48).

(2)	Restricted stock awards became fully vested in March 2011.

(3)	Restricted Stock awards become fully vested in February 2012.

(4)	Restricted Stock awards become fully vested in February 2013.

Post Employment and Termination Benefits

The following is a discussion regarding the post employment and termination arrangements currently in place for the Named Executive Officers. The amounts stated are based on the maximum amounts that could be paid under these arrangements. As discussed in detail in the CD&A, compensation paid in the event of termination or change in control is limited by the CPP Rules. We have summarized the agreement provisions to provide shareholders with information about amounts to which the Named Executive Officers would be entitled if the CPP Rules did not apply.

2010 Pension Benefits

		Number of Years	Present Value of
		Credited Service	Accumulated Benefit
	Plan Name	(#)	($)
Name	(1)	(2)	(3)

Curt Hecker	SCA/SDA	9 years	$503,486
Jerry Smith	SCA/SDA	9 years	495,960
Douglas Wright	N/A	N/A	N/A
John Nagel	N/A	N/A	N/A
Pamela Rasmussen	N/A	N/A	N/A

(1)	The terms of the Salary Continuation Agreement and Split Dollar Agreement (SCA/SDA) are described below.

(2)	Under the terms of the SCA/SDA, executives must, in addition to other conditions, be employed with Intermountain through January 1, 2012.

(3)	The estimated maximum annual retirement benefit payable under the SCA/SDA for Messrs. Hecker and Smith, payable at age 60 is as follows: Mr. Hecker $148,000 and Mr. Smith $111,000.

Salary Continuation Agreement and Split Dollar Agreement.  Effective January 1, 2002, the Bank entered into Salary Continuation Agreements and Split Dollar Agreements with Curt Hecker and Jerry Smith. Each of these agreements was amended and restated on January 1, 2008. The purpose of these agreements is to provide Mr. Hecker and Mr. Smith with additional retirement benefits. The agreements are unsecured and unfunded and there are no plan assets. The Bank has purchased a single premium bank owned life insurance policy (“BOLI policy”) on the lives of Mr. Hecker and Mr. Smith and intends to use income from the BOLI policy to offset benefit expenses. All amounts below have been rounded up to the nearest thousand dollars.

The CPP Rules prohibit the payment of any amounts to Messrs. Hecker or Smith for any accelerated vesting of payments on termination or change in control or reimbursement of taxes on payments, until the Treasury’s investment in the Company has been repaid. The following description of the benefits provided in the Salary Continuation Agreement and Split Dollar Agreement that include such payments is provided to give shareholders an understanding of amounts that would be payable if the CPP Rules no longer applied.

Upon reaching age 60 the salary continuation agreements provide for maximum annual payments to Mr. Hecker and Mr. Smith of $148,000 and $111,000, respectively, for a period of ten years. So long as Mr. Hecker and Mr. Smith remain employed by the Bank until January 1, 2012, in the event that the employment of Mr. Hecker or Mr. Smith terminates for any reason and such individual is less than 60 years of age as of such termination (other than for death, disability, for cause or in connection with a change in control, as each term is defined in their respective salary continuation agreements), then Mr. Hecker would receive annual payments ranging from $86,000 to $148,000, and Mr. Smith would receive annual payments ranging from $82,000 to $111,000, depending on the date of their respective termination, during each of the 10 years beginning at age 60. If Mr. Hecker’s or Mr. Smith’s employment is terminated because of disability before the age of 60, each will receive an annual payment ranging from $70,000 to $148,000 (in the case of Mr. Hecker) and $67,000 to $111,000 (in the case of Mr. Smith), depending on the date of disability, during each of the 10 years beginning at age 60. Finally, if Mr. Hecker’s or Mr. Smith’s employment is terminated in connection with a change in control (so long as they are not terminated for cause, as defined), Mr. Hecker and Mr. Smith will be entitled to a lump sum payment of $564,000 to $1,110,000 (in the case of Mr. Hecker) and $556,000 to $834,000 (in the case of Mr. Smith), depending upon the date of the change in control. Furthermore, if Mr. Hecker or Mr. Smith is subject to any excise tax as a result of an acceleration of their respective benefits under his agreement in the event of a change in control, Mr. Hecker and Mr. Smith will receive a cash payment equal to the amount of their respective excise tax.

Under the salary continuation agreement and the split dollar agreement, Mr. Hecker’s estate will receive a one-time payment of $1,110,000 if Mr. Hecker dies before the age of 60, provided that the Bank employed him at the time of death; and, subject to the same conditions, Mr. Smith’s estate will receive a one time payment of $834,000. The Bank will be the beneficiary of any death proceeds remaining after Mr. Hecker’s or Mr. Smith’s interest has been paid to their respective estates.

The CPP Rules prohibit the payment of any amounts to Messrs. Hecker or Smith for termination of employment or a change in control, including any accelerated vesting of payments or equity awards or the reimbursement of taxes on compensation, until the Treasury’s investment in the Company has been repaid. The following description of the termination and change in control benefits provided in Messrs. Hecker’s and Smith’s respective agreements is provided to give shareholders an understanding of amounts that would be payable if the CPP Rules no longer applied.

Curt Hecker Employment Agreement

Mr. Hecker serves as President and Chief Executive Officer of Intermountain and Chief Executive Officer of the Bank under the terms of an employment agreement that was amended and restated effective January 1, 2008 to, among other things, incorporate and make such modifications as necessary to comply with Section 409A of the Internal Revenue Code (the “Code”). The agreement renewed automatically for a new three-year term on January 1, 2011. The Compensation Committee retained Mr. Hecker’s annual salary for 2010 at the 2009 amount of $216,320. The agreement grants Mr. Hecker four weeks of paid vacation annually and miscellaneous fringe benefits, including use of an automobile, as well as his eligibility to participate in incentive and stock plans made available to executive officers.

If Mr. Hecker’s employment terminates involuntarily without cause or if he voluntarily terminates for any reason, he will be entitled to severance in an amount calculated at twice the average of his annual base salary over the two most recent calendar years payable in one lump sum on the first day of the seventh month after the month following termination. But if Mr. Hecker’s employment terminates involuntarily (i) other than for cause, disability, retirement or death within 24 months after a change in control, or (ii) within the period between the date of entering into a definitive agreement and the effective date of the change in control, or (iii) if he terminates for good reason (as defined in the agreement), his severance would instead be calculated at twice the sum of his average annual base salary and short-term bonus over the two preceding years. The difference between the change-in-control severance amount (twice the average annual base salary and short-term bonus) versus severance payable for employment termination in other contexts (twice the average annual base salary) would also be payable to Mr. Hecker if his employment terminates involuntarily without cause or if he terminates for any reason within 12 months before an agreement for a change in control is entered into. The change-in-control severance is payable on the later of the date his employment terminated, the effective date of the change in control, or the first day of the seventh month after the month in which his employment was terminated.

The employment agreement also provides for reimbursement of certain taxes (“excise tax reimbursement”) if the aggregate benefits payable to Mr. Hecker after a change in control are subject to excise tax under section 4999 of the Code. In general terms, IRC section 280G disallows an employer’s compensation deduction for so-called “excess parachute payments” made to an executive after a change in control. Correspondingly, section IRC 4999 imposes a 20% excise tax on the executive receiving excess parachute payments. Payments made to an executive as the result of a change in control are excess parachute payments if they equal or exceed the executive’s base amount multiplied by three. If the payments equal or exceed that threshold, the 20% excise tax is imposed on payments exceeding the executive’s base amount, and the employer’s compensation deduction is forfeited on those same dollars. The executive’s base amount is his five-year average taxable compensation. The excise tax reimbursement benefit will reimburse Mr. Hecker for the 20% excise tax, but not for any additional excise tax on the reimbursement itself. He will be responsible for all other federal and state taxes (including income taxes) due on the excise tax reimbursement benefit. The excise tax reimbursement benefit would not be a deductible payment to Intermountain or the Bank. For purposes of the calculation under sections 280G and 4999 of benefits payable after a change in control, the total benefits include severance payable under a severance or employment agreement, accelerated payment or accelerated vesting of benefits under compensation arrangements such as stock option plans and salary continuation agreements, and other benefits whose payment or vesting accelerates because of the change in control. Taking into account Mr. Hecker’s potential change-in-control severance benefit under the employment agreement and the benefit payable under his Salary Continuation Agreement, Intermountain does not believe that benefits payable to Mr. Hecker after a change in control would constitute excess parachute payments.

Mr. Hecker’s employment agreement provides that he is entitled to reimbursement of up to $500,000 of legal fees if his employment agreement is challenged after a change in control, regardless of whether Mr. Hecker prevails in such dispute.

Lastly, the employment agreement prohibits Mr. Hecker from competing with Intermountain or the Bank as a director, officer, shareholder, or otherwise during the term of his employment and for two years after termination of his employment. The prohibition against competition terminates immediately after a change in control occurs.

The table below shows the maximum amounts that could be paid to Mr. Hecker under his agreements, without giving effect to the restrictions under the CPP Rules and (i) is based on the executive’s salary at December 31, 2010; and (ii) assumes that a triggering event occurred on December 31, 2010, as well as the aggregate amount allowed to be paid under the CPP Rules.

	Termination/Change in Control		Termination /Change in Control Payments
	Payments Under		Under Salary Continuation Agreement
	Employment Agreement		and Split Dollar Agreement
		Involuntary
		Termination
		(Without Cause)
	Voluntary or	or Constructive			Voluntary or
	Involuntary	Termination			Involuntary
	Termination	in Connection	Payment Due to	Termination Due to	Termination
	(Without Cause)	with a CIC	Death Prior to Age	Disability Prior to	(Without Cause)
	(1)	(2)	60(3)	Age 60(4)	Due to CIC(5)(6)

Base salary	$432,640	$432,640	$1,110,000	$69,943	$564,102
Short-term bonus	0	0	0	0	0
Fair market values of accelerated equity vesting(7)	0	6,142	0	0	6,142
Total	$432,640	$438,782	$1,110,000	$69,943	$570,244
Total allowed under CPP Rules	$0 (8)	$0 (8)	$1,110,000 (8)	$69,943 (8)	$0 (8)

(1)	Represents two times Mr. Hecker’s average base salary, payable in a lump sum payment.

(2)	Represents two times Mr. Hecker’s average base salary and short-term bonus over the two most recent years, payable in a lump sum payment.

(3)	Represents amount payable to Mr. Hecker’s beneficiaries under the Split Dollar Agreement in the event Mr. Hecker dies while still employed by the Company, payable in a lump sum payment.

(4)	Represents the amount payable each year for a 10-year period based on the accrual balance at December 31, 2010.

(5)	Represents the amount payable based on the accrual balance at December 31, 2010, payable in a lump sum payment.

(6)	No payments will be made in the event of voluntary or involuntary termination outside of a change in control prior to 2012.

(7)	For the purposes of this table, the fair market value of the accelerated vesting of equity awards is based on $1.48, the closing price of Intermountain common stock at December 31, 2010. It is possible that in the event of a change of control, the per share settlement stock price would be substantially higher than that used in this table.

(8)	Represents the aggregate amount allowed to be paid under the CPP Rules and includes: $1,110,000 payable due to death prior to age 60, and $69,943 payable each year for ten years beginning at age 60, if terminated due to disability prior to age 60.

Jerry Smith Employment Agreement

Mr. Smith serves as the Executive Vice President of Intermountain and President of the Bank under an employment agreement that was amended and restated effective January 1, 2008 to, among other things, incorporate and make such modifications as necessary to comply with Section 409A of the Code. The terms of Mr. Smith’s agreement are essentially identical to those of Mr. Hecker’s employment agreement. The term of Mr. Smith’s employment agreement automatically renewed for a new three-year term on January 1, 2011. The Compensation Committee retained Mr. Smith’s annual salary for 2010 at the 2009 amount of $182,640. The agreement promises severance benefits and change-in-control severance benefits on the same terms and calculated in the same manner as Mr. Hecker’s, a potential excise tax reimbursement in connection with a change in control, and reimbursement of up to $500,000 of legal fees if the employment agreement is challenged after a change in control regardless of whether Mr. Smith prevails in such dispute. As with Mr. Hecker, Intermountain does not believe that benefits payable to Mr. Smith after a change in control would constitute excess parachute payments. Mr. Smith’s employment agreement includes a prohibition against competition identical to the prohibition in Mr. Hecker’s agreement, but like Mr. Hecker’s agreement the prohibition against competition would not apply after a change in control occurs.

The table below shows the maximum amounts that could be paid to Mr. Smith under his agreements, without giving effect to the restrictions under the CPP Rules and (i) is based on the executive’s salary at December 31, 2010; and (ii) assumes that a triggering event occurred on December 31, 2010, as well as the aggregate amount allowed to be paid under the CPP Rules.

	Termination /Change in Control		Termination/Change in Control
	Payments Under		Payments Under Salary
	Employment Agreement		Continuation Agreement and Split Dollar Agreement
		Involuntary
		Termination
	Voluntary or	(Without Cause)			Voluntary or
	Involuntary	or Constructive			Involuntary
	Termination	Termination	Payment Due to	Termination Due to	Termination
	(Without Cause)	in Connection with a	Death Prior to	Disability Prior to	(Without Cause)
	(1)	CIC (2)	Age 60(3)	Age 60(4)	Due to CIC(5)(6)

Base salary	$365,280	$365,280	$834,000	$66,578	$555,672
Short-term bonus	0	0	0	0	0
Fair market values of accelerated equity vesting(7)	0	5,073	0	0	5,073
Total	$365,280	$370,353	$834,000	$66,578	$560,745
Total allowed under CPP Rules	$0 (8)	$0 (8)	$834,000 (8)	$66,578 (8)	$0 (8)

(1)	Represents two times Mr. Smith’s average base salary, payable in a lump sum payment.

(2)	Represents two times Mr. Smith’s average base salary and short-term bonus over the two most recent calendar years, payable in a lump sum payment.

(3)	Represents amount payable to Mr. Smith’s beneficiaries under the Split Dollar Agreement in the event Mr. Smith dies while still employed by the Company, payable in a lump sum payment.

(4)	Represents the amount payable each year for a 10-year period based on the accrual balance at December 31, 2010.

(5)	Represents the amount payable based on the accrual balance at December 31, 2010, payable in a lump sum.

(6)	No payments will be made in the event of voluntary or involuntary termination outside of a change in control prior to 2012.

(7)	For the purposes of this table, the fair market value of the accelerated vesting of equity awards is based on $1.48, the closing price of Intermountain common stock at December 31, 2010. It is possible that in the event of a change of control, the per share settlement stock price would be substantially higher than that used in this table.

(8)	Represents the aggregate amount allowed to be paid under the CPP Rules and includes: $834,000 payable due to death prior to age 60 and $66,578 payable each year for ten years beginning at age 60, if terminated due to disability prior to age 60.

Executive Severance Agreements for Douglas Wright and John Nagel

The CPP Rules prohibit the payment of any amounts to Messrs. Wright or Nagel for termination of employment or a change in control, including any accelerated vesting of payments or equity awards or, as applicable, the reimbursement of taxes on compensation, until the Treasury’s investment in the Company has been repaid. The following description of the termination and change in control benefits provided in Messrs. Wright’s and Nagel’s respective agreements is provided to give shareholders an understanding of amounts that would be payable if the CPP Rules no longer applied.

The Executive Severance Agreements with Messrs. Wright and Nagel, respectively, amended and restated effective January 1, 2008 (as to Mr. Wright’s agreement) and December 27, 2007 (as to Mr. Nagel’s agreement) to, among other things, incorporate and make such modifications as necessary to comply with Section 409A of the Code, provide that each of Messrs. Wright and Nagel is entitled to severance if his employment terminates involuntarily (i) other than for cause, disability, retirement or death within 24 months after a change in control, (ii) within the period between the date of entering into a definitive agreement and the effective date of the change in control, or (iii) within 12 months before an agreement for a change in control is entered into, or if he terminates for good reason (as defined in the agreement). The severance payment would be an amount equal to twice the sum of his average annual base salary and short-term bonus over the two most recent calendar years, payable on the later of the date employment is terminated, the effective date of the change in control, or the first day of the seventh month after the month employment is terminated.

Mr. Wright’s Executive Severance Agreement further provides for an excise tax reimbursement if the aggregate benefits payable to Mr. Wright after a change in control are subject to excise taxes under sections 280G and 4999 of the Code, payable under the same terms as described for Mr. Hecker and Mr. Smith. Mr. Wright’s agreement also provides that he is entitled to reimbursement of up to $300,000 of legal fees if his employment agreement is challenged after a change in control, regardless of whether Mr. Wright prevails in such dispute.

Under Mr. Nagel’s Executive Severance Agreement, his severance benefit will be reduced as necessary to avoid application of sections 280G and 4999 of the Code. Mr. Nagel’s agreement also provides that he is entitled to reimbursement of up to $250,000 of legal fees if his employment agreement is challenged after a change in control, regardless of whether Mr. Nagel prevails in such dispute.

The table below shows the maximum amounts that could be paid to Messrs. Wright and Nagel under their respective agreements, without giving effect to the restrictions under the CPP Rules and (i) is based on the executive’s salary at December 31, 2010; and (ii) assumes that a triggering event occurred on December 31, 2010, as well as the aggregate amount allowed to be paid under the CPP Rules.

	Termination in Connection with Change in Control				Total
	(Other than for Cause, Death, Disability or Retirement)			Total Payments to	Allowed
	Salary	Short-Term Bonus	Equity Awards	Executive	Under
Name	($)	($)(1)	($)(2)	($)	CPP Rules

Douglas Wright	$350,542	$0	$4,852	$355,394	$0
John Nagel	$292,464	$0	$4,092	$296,556	$0

(1)	Represents two times the average base pay and short term bonus over the two most recent calendar years, payable in a lump sum payment.

(2)	For the purposes of this table, the fair market value of the accelerated vesting of equity awards is based on $1.48, the closing price of Intermountain common stock at December 31, 2010. It is possible that in the event of a change of control, the per share settlement stock price would be substantially higher than that used in this table.

Executive Severance and Bonus Agreements for Pamela Rasmussen

On March 14, 2007, Intermountain entered into an Executive Severance Agreement with Ms. Rasmussen, which was subsequently amended and restated effective December 28, 2007 to, among other things, incorporate and make such modifications as necessary to comply with Section 409A of the Code. The terms of this agreement are substantially identical in nature to the Executive Severance Agreement with Mr. Nagel, including a provision for reimbursement of up to $250,000 of legal fees in certain circumstances. In addition, as a former director of Snake River Bancorp, Inc., Ms. Rasmussen is party to a split-dollar life insurance agreement with Magic Valley Bank, which was assumed by the Bank. The terms of this agreement are identical to the split dollar agreements with Messrs. Jones and Patrick, the terms of which are described under “Director Compensation.”

Under the CPP Rules, payments made for severance or a change in control, including any accelerated vesting of payments or equity awards under the Executive Severance Agreement, are prohibited until the Treasury’s investment in the Company has been repaid.

On March 14, 2007, the Company entered into a Stock Purchase Bonus Agreement with Ms. Rasmussen. Under the terms of this agreement, Ms. Rasmussen would be reimbursed up to $200,000 payable over a ten year period, provided Ms. Rasmussen acquired shares of Intermountain common stock prior to November 30, 2007. This agreement was subsequently amended and restated to decrease the required total investment in Intermountain common stock to $100,000. The bonus payable under this agreement remained at $200,000, with the additional $100,000 not used to reimburse stock purchases intended to be a supplemental bonus. As shown in the 2010 Summary Compensation Table, Ms. Rasmussen received a bonus of $30,000 in 2010 under this agreement.

The table below shows the maximum amounts that could be paid to Ms. Rasmussen under her agreements, without giving effect to the restrictions under the CPP Rules and (i) is based on the executive’s salary at December 31, 2010; and (ii) assumes that a triggering event occurred on December 31, 2010, as well as the aggregate amount allowed to be paid under the CPP Rules.

Termination in Connection with Change in Control				Total
(Other than for Cause, Death or Disability)			Total Payments to	Allowed
Salary	Short-Term Bonus	Equity Awards	Executive	Under
($)	($)(1)	($)(2)	($)	CPP Rules

$298,088	$0	$4,779	$302,867	$0

(1)	Represents the two times average base salary and short term bonus over the two most recent calendar years.

(2)	For the purposes of this table, the fair market value of the accelerated vesting of equity awards is based on $1.48, the closing price of Intermountain common stock at December 31, 2010. It is possible that in the event of a change of control, the per share settlement stock price would be substantially higher than that used in this table.

Employee Benefit Plans

401(k) Savings Plan.  Intermountain and the Bank have a 401(k) Savings Plan (“401(k) Plan”) covering substantially all employees. An employee must be at least 19 years of age, work at least 1,000 hours per year and have six months of service with Intermountain or the Bank to be eligible for the 401(k) Plan (“Effective Date”). Under the 401(k) Plan, participants may defer a percentage of their compensation, the dollar amount of which may not exceed the limit as governed by law. At the direction of the Board of Directors, Intermountain may also elect to pay a discretionary matching contribution equal to a percentage of the amount of the salary deferral made by the participant. The 401(k) Plan provides that contributions made by the employee are 100% vested immediately upon the participant’s Effective Date. Contributions made by the employer vest 50% in year one and 100% in year two.

A committee of the Bank acts as the Plan Administrator of the 401(k) Plan. The general investment options are determined by the Plan’s Administrative Committee.

Director Compensation

The Nominating Committee has authority over director compensation subject to the Board’s authority to approve changes. All directors, including those who are Company employees, receive fees for their service on the Board of Directors. We review the level of compensation of our directors on an annual basis. To determine the appropriate level of compensation for our directors, we obtain information from a number of different sources, including publicly available data describing director compensation in peer companies and information obtained directly from other companies. Directors receive an annual cash retainer based on the chairmanship of the Board and its committees. In addition to the retainer, we pay per meeting fees.

The following table reflects the annual retainer and the per meeting fees that were approved by the Nominating Committee for payments to directors in 2010. The fees schedule for directors has not been increased since 2008.

Committee/Chair	Annual Retainer	Monthly Meeting Fee(1)

Chairman of the Board	$9,760	$2,324
Chair Audit Committee	9,260	1,874
Chair Compensation Committee	8,760	1,824
Chair Loan Committee	8,760	1,824
Chair Nominating/Corporate Governance Committee	8,760	1,824
Chair Executive Committee	8,260	1,774
Chair Technology Committee	8,760	1,824
Chair Trust Committee	8,760	1,824
Non-Chair Directors	7,260	1,074
Employee Directors	5,760	924

(1)	Directors will receive twice the per meeting fee for attending a two-day meeting.

The following table shows compensation earned during the last fiscal year by our non-employee directors. The footnotes to the table describe the details of each form of compensation paid to directors.

2010 Director Compensation Table

	Fees Earned or Paid	All Other
	in Cash	Compensation	Total
Name	($)(1)	($)(2)	($)(3)(4)

Charles L. Bauer	$27,000	$0	$27,000
James T. Diehl	27,000	0	27,000
Ford Elsaesser	26,000	0	26,000
Ronald Jones	27,000	311	27,311
Maggie Y. Lyons	27,000	0	27,000
John B. Parker	33,000	0	33,000
Jim Patrick	18,000	893	18,893
Michael J. Romine	28,000	0	28,000

(1)	Amounts reflect fees paid to directors in the form of an annual retainer and aggregate per-day fees for each Board meeting.

(2)	Represents the premiums paid by Intermountain on behalf of Messrs. Jones and Patrick in connection with the split dollar life insurance arrangements described below in the amounts of $311 and $893, respectively.

(3)	At fiscal year end, each non-employee director held 217 unvested shares of Intermountain common stock granted pursuant to restricted stock awards.

(4)	At fiscal year end, each non-employee director held in the aggregate outstanding vested stock option awards to purchase shares of Intermountain as follows: Mr. Bauer 364 shares; Mr. Diehl 908 shares; Mr. Elsaesser 908 shares; Mr. Jones 6,353 shares; Ms. Lyons 545 shares; Mr. Parker 545 shares; Mr. Patrick 6,353 shares; and Mr. Romine 908 shares.

Split Dollar Life Insurance.  Ronald Jones and Jim Patrick, the two directors of Intermountain who are former directors of Snake River Bancorp, Inc., are parties to split-dollar life insurance agreements with Magic Valley Bank. The Bank has assumed these agreements, which are identical to those with the other former Snake River Bancorp, Inc. directors. Pursuant to the terms of the agreements, (i) the Bank is obligated to pay the premiums on a bank-owned life insurance policy; and (ii) beneficiaries of the directors will receive a certain portion of any death benefits upon the death of the directors.

Amended and Restated Director Stock Plan.  Intermountain previously maintained a separate director stock option plan (the “Director Plan”) for the benefit of non-employee directors, under which we generally made annual stock option grants and restricted stock awards to non-employee directors on an annual basis. Options and restricted stock awards granted under the Director Plan typically vest over a five-year period in 20% installments beginning on the first anniversary of the date of grant. Stock options granted under the Director Plan have an exercise price equal to the fair market value of our common stock on the date of grant as determined by the Board, and typically expire ten years from the date of grant. Restricted stock awards do not require payment of a cash purchase price for the shares. The Director Plan had a term of ten years. On January 14, 2009, the term of the Director Plan expired and, upon the recommendation of management and approval of the Board of Directors, it was determined that, due to the economic environment, the Board would not seek to implement a new plan at that time and the stock portion of the compensation paid to Intermountain directors was eliminated for 2009. Although no further awards may be granted under the Director Plan, all outstanding awards are governed by the terms and conditions of the plan.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth information as of February 15, 2011, regarding the shares of Intermountain common stock beneficially owned by (i) each person (other than executive officers or directors whose stock ownership is listed below), known by Intermountain to own beneficially more than 5% of Intermountain’s common stock, (ii) each director of Intermountain, (iii) each executive officer of Intermountain, which includes the Named Executive Officers, and (iv) all directors and executive officers of Intermountain as a group.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as noted below, to our knowledge, each holder has sole voting and investment power with respect to shares of Intermountain common stock listed as owned by such person or entity. The number of shares beneficially owned is based on the shares of our common stock outstanding on February 15, 2011. Share figures in the table below have been adjusted for all stock splits and stock dividends to date. Shares of our common stock subject to stock options that are currently exercisable or exercisable within 60 days of February 15, 2011 are deemed to be outstanding and to be beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Principal Shareholders (5% Owners Exclusive of Directors and Officers)

	Number of Shares of	Percentage of
	Common Stock	Outstanding Common
Name and Address of Beneficial Owner	Owned(1)	Stock

Wray D. Farmin 11815 Waikiki Rd Spokane, WA 99218	454,321 (2)	5.4%
James Fenton Company, Inc. 123 S. Third Avenue, Suite 27 Sandpoint, ID 83864	464,951 (3)	5.5%

(1)	Based on most recent Schedule 13G filed with the SEC, which reflects stock ownership as of December 31, 2010.

(2)	The shares beneficially owned by Mr. Farmin are owned by the Farmin Family LLP, of which Mr. Farmin is the general partner and has sole voting and dispositive power.

(3)	The number of shares beneficially owned include 20,275 shares held in trust for the minor children of Julie Meyer, President of James Fenton Company Inc.; 1,089 shares held by Ms. Meyer and her spouse; and 16,191 shares held in trust for the minor children of Susan Kubiak, Vice President of James Fenton Company, Inc.

Directors and Named Executive Officers

	Number of
	Shares of		Percentage of
	Common Stock		Outstanding
Name and Position	Owned(1)(2)		Common Stock

John B. Parker, Chairman	115,057	(3)	1.4%
James T. Diehl, Vice Chairman	195,481	(4)	2.3%
Curt Hecker, Director, President and CEO of the Company and CEO of the Bank	192,605	(5)	2.3%
Charles L. Bauer, Director	196,751	(6)	2.3%
Ford Elsaesser, Director	104,611	(7)	1.2%
Ronald Jones, Director	30,611	(8)	*
Maggie Y. Lyons, Director	32,413	(9)	*
Jim Patrick, Director	44,992	(10)	*
Michael J. Romine, Director	511,394	(11)	6.1%
Jerry Smith, Director, Executive Vice President of the Company and President of the Bank	135,455	(12)	1.6%
John Nagel, EVP and Chief Credit Officer of the Bank	62,972		*
Douglas Wright, EVP and Chief Financial Officer	87,364	(13)	1.0%
Pamela Rasmussen, EVP and Chief Operating Officer	20,020	(14)	*
All directors and executive officers as a group (13 persons)	1,729,726		21.0%

(1)	Includes shares subject to options that could be exercised within 60 days or April 16, 2011 as follows: 545 shares each for Mr. Parker and Ms. Lyons; 908 shares for each of Messrs. Diehl, Elsaesser, and Romine; 7,187 shares for Mr. Hecker; 3,536 shares for Mr. Smith; 6,353 shares for Messrs. Jones and Patrick; 364 shares for Mr. Bauer; 43,613 shares for Mr. Nagel; 54,282 shares for Mr. Wright; 1,089 shares for Ms. Rasmussen; and 126,591 shares for all directors and executive officers as a group.

(2)	Includes shares of restricted stock subject to vesting requirements as follows: 217 shares held by Messrs. Parker, Diehl, Bauer, Elsaesser, Romine, Jones, Patrick, and Ms. Lyons; 4,150 shares held by Mr. Hecker; 3,428 shares held by Mr. Smith; 2,765 shares held by Mr. Nagel; 3,278 shares held by Mr. Wright; 3,229 shares held by Ms. Rasmussen; and 18,586 shares for all directors and executive officers as a group.

(3)	Includes 54,780 shares held in the Parker Family LLC of which Mr. Parker is co-manager with his spouse; 3,000 shares held in an IRA for Mr. Parker; and 41,123 shares held jointly with spouse.

(4)	Includes 9,695 shares held jointly with spouse; 78 shares held by spouse; 283 shares held in an IRA for spouse; 314 shares held in an IRA for the benefit of Mr. Diehl; and 170,459 shares held in the Diehl Family LLC of which Mr. Diehl is a managing member.

(5)	Includes 163,374 shares held in the Hecker Family Trust; 17,182 shares held in an IRA account for the benefit of Mr. Hecker; 356 shares held in a custodial account for son; and 356 shares held jointly with son.

(6)	Includes 99,411 shares held in the Bauer Family Trust; 53,169 shares held in IRA accounts for the benefit of Mr. Bauer; and 43,590 shares held in IRA accounts for the benefit of Mr. Bauer’s spouse.

(7)	Includes 2,195 shares held jointly with spouse; 2,944 shares held by Mr. Elsaesser’s minor children and daughter; 75,975 shares held in a pension fund trust for the benefit of Mr. Elsaesser; and shares held in pension fund trusts of which Mr. Elsaesser is trustee as follows: 6,055 shares for Joseph Jarzabek; 1,291 shares for Donna La Rue; 356 shares for Lois LaPointe; 77 shares for Sherylee Foster; 401 shares for Deborah Hillen; and 81 shares for the benefit of Darla Kuhman.

(8)	Includes 3,375 shares held jointly with spouse; 7,242 shares held in an IRA account for the benefit of Mr. Jones’ spouse; and 8,860 shares held in an IRA account for the benefit of Mr. Jones.

(9)	Includes 5,720 shares held jointly with spouse and 1,280 shares held in a profit sharing plan for the benefit of Ms. Lyons’ spouse.

(10)	Includes 28,214 shares held jointly with spouse; 280 shares held by spouse; 220 shares held in an IRA account for the benefit of Mr. Patrick’s spouse; and 9,363 shares held in IRA accounts for the benefit of Mr. Patrick.

(11)	Includes 1,179 shares held in the Romine Educational Trust; 5,461 shares held by Mr. Romine’s spouse; and 503,203 shares held in the Romine Family LLC.

(12)	Includes 111,093 shares held in the Smith Family Trust; and 17,398 shares held in IRA accounts for the benefit of Mr. Smith.

(13)	Includes 1,298 shares that Mr. Wright holds jointly with his spouse.

(14)	Includes 15,702 shares held by Ms. Rasmussen in the Rasmussen Family Trust.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

As disclosed in the Company’s Form 8-K filed with the Securities and Exchange Commission on April 7, 2011, on April 6, 2011 the Company entered into securities purchase agreements (the ‘‘Purchase Agreements”) with Castle Creek Capital Fund IV (“Castle Creek”), affiliates of Stadium Capital Management, LLC (“Stadium” and, collectively with Castle Creek, the “Lead Investors”), and 14 other investors (each an “Investor,” and collectively, the “Investors”), pursuant to which the Investors will invest an aggregate of $70 million in the Company for 70 million newly issued shares (the “Shares”) of the Company’s common stock (the “Common Stock”) at a purchase price of $1.00 per share and, with respect to Castle Creek, a three-year warrant to purchase an additional 1,000,000 shares of Common Stock at $1.25 per share (the “Warrants”) (the Shares and the Warrants are referred to collectively as the “Securities”). Among the Investors were four of the Company’s directors (or affiliated entities) and JRF, LLC, an affiliate of the James Fenton Company, Inc., which beneficially owned 5.5% of the Company’s common stock as of February 15, 2011. The parties (or affiliates) and value of common stock each agreed to purchase are: (i) JRF, LLC: $2,500,000; (ii) Michael J. Romine: $2,000,000; (iii) Ford Elsaesser: $250,000; (iv) Maggie Y. Lyons: $200,000; and (v) James T. Diehl: $50,000. In addition, JRF, LLC will be entitled to appoint a representative on the Company’s board of directors. Closing of the purchase and sale of the Securities with respect to all Investors is subject to certain customary conditions including required bank regulatory approvals and confirmations for the transactions contemplated by the Purchase Agreements and absence of a material adverse change with respect to the Company.

Transactions between Intermountain or its affiliates and related persons (including directors and executive officers of Intermountain and the Bank, or their immediate families) must be approved by the Audit Committee of the Board. A transaction between a “related person” shall be consummated only if the Audit Committee approves or ratifies such transaction in accordance with the procedures established by the Board in accordance with its lending and Corporate Governance Policy, and if the transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party.

Intermountain and the Bank have had, and expect to have in the future, banking transactions, including loans, in the ordinary course of business with directors, executive officers, and their associates, on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other persons, which transactions do not involve more than the normal risk of collectibility or present other unfavorable features.

Director Independence

With the assistance of legal counsel to Intermountain, the Nominating/Corporate Governance Committee has reviewed the applicable legal standards for Board and Board committee member independence, and the criteria applied to determine “audit committee financial expert” status. The Committee has also reviewed a summary of the answers to annual questionnaires completed by each of the directors, which also included any potential director-affiliated transactions.

The Board then analyzed the independence of each director and determined that the following members of the Board meet the standards regarding “independence” required by applicable law, regulation and NASDAQ listing standards, and that each such director is free of relationships that would interfere with the individual exercise of independent judgment. In determining the independence of each director, the Board considered many factors, including any lending arrangements with the directors, each of which were made on the same terms as comparable transactions made with persons unaffiliated with the Company.

Based on these standards, the Board determined that each of the following current non-employee directors is independent:

Charles L. Bauer	Maggie Y. Lyons
James T. Diehl	John B. Parker
Ford Elsaesser	Jim Patrick
Ronald Jones	Michael J. Romine

In addition, based on such standards, the Board determined that Curt Hecker, the President and Chief Executive Officer of Intermountain, and Jerry Smith, the Executive Vice President of Intermountain and President of the Bank, are not independent because they are executive officers of Intermountain.

The following table shows the membership of certain committees of the Board, each of which were comprised of independent directors.

Committee Membership

Name	Audit		Compensation		Nominating

Charles L. Bauer	☑		☑		☑
James T. Diehl	☐		☑	*	☐
Ford Elsaesser	☐		☑		☑
Maggie Y. Lyons	☑		☐		☑	*
John B. Parker	☑		☑		☑
Jim Patrick	☑		☐		☑
Michael J. Romine	☑	*	☑		☐

*	Committee Chair

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

BDO USA, LLP, independent registered public accounting firm, performed the audit of our consolidated financial statements, which include our subsidiary Panhandle State Bank, for the year ended December 31, 2010. In addition, the effectiveness of Intermountain’s internal controls over financial reporting as of December 31, 2010 has been audited by BDO USA, LLP.

Fees Paid to Independent Registered Public Accounting Firm

The following table sets forth the aggregate fees charged to Intermountain by BDO, for audit services rendered in connection with the audited consolidated financial statements and reports for the 2010 and 2009 fiscal years and for other services rendered during the 2010 and 2009 fiscal years.

Fee Category	Fiscal 2010	% of Total	Fiscal 2009	% of Total

Audit Fees	$418,000	84%	$439,500	91%
Audit-Related Fees	21,000	4	22,200	5
Tax Fees	61,225	12	18,800	4
All Other Fees	0	0	0	0

Total Fees	$500,225	100%	$480,500	100%

Audit Fees.  Consists of fees billed to Intermountain for professional services rendered by BDO in connection with the audit of our financial statements and review of financial statements included in Intermountain’s Form 10-Qs and 10-Ks, fees for services performed in relation to compliance with Sarbanes Oxley Rule 404, or services by BDO in connection with statutory or regulatory filings or engagements.

Audit-Related Fees.  Consists of fees relating to the audit of the employee benefit plan.

Tax Fees.  Consists of fees related to the preparation of Intermountain’s consolidated federal and state tax returns and tax consulting services.

All Other Fees.  We did not incur any other fees during 2010 or 2009.

In considering the nature of the services provided by BDO, the Audit Committee determined that such services are compatible with the provision of independent audit services. The Audit Committee discussed these services with BDO and Company management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the Sarbanes-Oxley Act, as well as the American Institute of Certified Public Accountants.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services, compliance services, consulting services and other services. For each proposed service, the independent auditor is required to provide detailed back-up documentation at the time of approval. The Audit Committee may delegate pre-approval to its chairman or one or more of its members. Such a member must report any decisions to the Audit Committee at the next scheduled meeting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Amendment No. 1 to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERMOUNTAIN COMMUNITY BANCORP (Registrant)

/s/  Curt Hecker
Curt Hecker
President and Chief Executive Officer

April 26, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Curt Hecker Curt Hecker	President and Chief Executive Officer, Principal Executive Officer, Director	April 26, 2011

/s/ Douglas Wright Douglas Wright	Executive Vice President and Chief Financial Officer, Principal Financial and Principal Accounting Officer	April 26, 2011

EXHIBIT INDEX

Exhibit No.		Description

3.1		Amended and Restated Articles of Incorporation(1)
3.2		Amended and Restated Bylaws(2)
4.1		Form of Stock Certificate(3)
4.2		Certificate of Designations with respect to Fixed Rate Cumulative Perpetual Preferred Stock, Series A (filed as part of the Amended and Restated Articles of Incorporation)(4)
4.3		Warrant to Purchase Common Stock of the Company dated December 19, 2008(4)
4.4		Form of Preferred Stock Certificate(4)
10	.1*	Second Amended and Restated 1999 Employee Stock Option and Restricted Stock Plan(3)
10	.2*	Form of Employee Option Agreement(3)
10	.3*	Form of Restricted Stock Award Agreement(5)
10	.4*	Amended and Restated Director Stock Option Plan(6)
10	.5*	Form of Director Restricted Stock Award Agreement(5)
10	.6*	Form of Stock Purchase Bonus Agreement(5)
10	.7*	Amended and Restated Employment Agreement with Curt Hecker dated January 1, 2008(5)
10	.8*	Amended and Restated Salary Continuation and Split Dollar Agreement for Curt Hecker dated January 1, 2008(5)
10	.9*	Amended and Restated Employment Agreement with Jerry Smith dated January 1, 2008(5)
10	.10*	Amended and Restated Salary Continuation and Split Dollar Agreement with Jerry Smith dated January 1, 2008(5)
10	.11*	Amended and Restated Executive Severance Agreement with Douglas Wright dated January 1, 2008(5)
10	.12*	Amended and Restated Executive Severance Agreement with John Nagel dated December 27, 2007(5)
10	.13*	Amended and Restated Executive Severance Agreement with Pam Rasmussen dated December 28, 2007(5)
10	.14*	Executive Incentive Plan(7)
10.15		Letter Agreement including the Securities Purchase Agreement — Standard Terms incorporated herein, between the Company and the United States Department of the Treasury dated December 19, 2008(4)
10.16		Real Estate Purchase and Sale Agreement dated as of August 26, 2009 by and between the Company, as seller, and Sandpoint Center II, LLC, as buyer(8)
10.17		Lease Agreement dated as of August 28, 2009 by and between Sandpoint Center, LLC and Sandpoint Center II, LLC, as landlord, and Panhandle State Bank, as tenant(8)
14		Code of Ethics(7)
21	**	Subsidiaries of the Registrant
23	**	Consent of BDOUSA, LLP
31	.1+	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31	.2+	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32	+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
99	.1**	Chief Executive Officer TARP Certification
99	.2**	Chief Financial Officer TARP Certification

*	Executive Contract, Compensatory Plan or Arrangement

**	Previously Filed

+	Filed Herewith

(1)	Incorporated by reference to the Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009

(2)	Incorporated by reference to the Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed September 8, 2004

(3)	Incorporated by reference to Exhibits 4.1, 10.1 and 10.3 of the Registrant’s Form 10, as amended on July 1, 2004

(4)	Incorporated by reference to Exhibits 4.1, 4.2, 4.3, 10.1 and 10.2 of the Registrant’s Current Report on Form 8-K filed December 19, 2008

(5)	Incorporated by reference to Exhibits 10.3 and 10-6 — 10.14 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007

(6)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005

(7)	Incorporated by reference to Exhibits 10.20 and 14 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006

(8)	Incorporated by reference to Exhibits 10.1 and 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009