Form 10-Q
period 2011-03-31
INTERMOUNTAIN COMMUNITY BANCORP
filed 2011-05-12
CIK 1284506

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The number of shares outstanding of the registrant’s Common Stock, no par value per share, as of May 9, 2011 was 8,409,730.

Intermountain Community Bancorp
FORM 10-Q
For the Quarter Ended March 31, 2011

PART I — Financial Information
Item 1 — Financial Statements
Intermountain Community Bancorp
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2011	2010
	(Dollars in thousands)
ASSETS
Cash and cash equivalents:
Interest-bearing	$143,957	$132,693
Non-interest bearing and vault	12,891	11,973
Restricted cash	3,224	3,290
Available-for-sale securities, at fair value	173,484	183,081
Held-to-maturity securities, at amortized cost	22,188	22,217
Federal Home Loan Bank (“FHLB”) of Seattle stock, at cost	2,310	2,310
Loans held for sale	1,823	3,425
Loans receivable, net	540,614	563,228
Accrued interest receivable	4,021	4,360
Office properties and equipment, net	39,560	40,246
Bank-owned life insurance	8,854	8,765
Other intangibles	280	310
Other real estate owned (“OREO”)	3,686	4,429
Prepaid expenses and other assets	23,981	24,782

Total assets	$980,873	$1,005,109

LIABILITIES
Deposits	$767,641	$778,833
Securities sold subject to repurchase agreements	92,240	105,116
Advances from Federal Home Loan Bank	34,000	34,000
Cashier checks issued and payable	550	580
Accrued interest payable	1,340	1,406
Other borrowings	16,527	16,527
Accrued expenses and other liabilities	9,457	9,294

Total liabilities	921,755	945,756

Commitments and contingent liabilities
STOCKHOLDERS’ EQUITY
Common stock 300,000,000 shares authorized; 8,428,519 and 8,431,385 shares issued and 8,409,730 and 8,390,877 shares outstanding as of March 31, 2011 and December 31, 2010	78,773	78,803
Preferred stock 1,000,000 shares authorized; 27,000 shares issued and outstanding as of March 31, 2011 and December 31, 2010	25,881	25,794
Accumulated other comprehensive loss, net of tax	(1,079)	(1,229)
Accumulated deficit	(44,457)	(44,015)

Total stockholders’ equity	59,118	59,353

Total liabilities and stockholders’ equity	$980,873	$1,005,109

The accompanying notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
	(Dollars in thousands,
	except per share data)
Interest income:
Loans	$8,335	$9,649
Investments	2,153	1,967

Total interest income	10,488	11,616

Interest expense:
Deposits	1,248	2,390
Other borrowings	529	807

Total interest expense	1,777	3,197

Net interest income	8,711	8,419
Provision for losses on loans	(1,633)	(6,808)

Net interest income after provision for losses on loans	7,078	1,611

Other income:
Fees and service charges	1,670	1,681
Loan related fee income	575	599
Net gain on sale of securities	—	53
Other-than-temporary impairment (“OTTI”) losses on investments (1)	—	(19)
Bank-owned life insurance	89	91
Other	329	118

Total other income	2,663	2,523

Operating expenses	9,740	11,560

Income (loss) before income taxes	1	(7,426)
Income tax benefit	—	3,117

Net income (loss)	1	(4,309)
Preferred stock dividend	443	419

Net loss applicable to common stockholders	$(442)	$(4,728)

Loss per share — basic	$(0.05)	$(0.56)

Loss per share — diluted	$(0.05)	$(0.56)

Weighted average common shares outstanding — basic	8,396,495	8,372,315
Weighted average common shares outstanding — diluted	8,396,495	8,372,315

(1)
Consisting of $0, and $0 of total other-than-temporary impairment net losses, net of $0 and $19,000 recognized in other comprehensive income, for the three months ended March 31, 2011, and March 31, 2010, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
	March 31,
	2011	2010
	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$1	$(4,309)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	768	802
Stock-based compensation expense	72	122
Net amortization of premiums on securities	604	769
Provisions for losses on loans	1,633	6,808
Amortization of core deposit intangibles	31	32
(Gain) on sale of loans, investments, property and equipment	(147)	(262)
OTTI credit loss on available-for-sale investments	—	19
OREO valuation adjustments	361	777
Accretion of deferred gain on sale of branch property	(3)	(4)
Net accretion of loan and deposit discounts and premiums	(3)	(10)
Increase in cash surrender value of bank-owned life insurance	(89)	(91)
Change in:
Accrued interest receivable	339	265
Prepaid expenses and other assets	606	(4,413)
Accrued interest payable	(66)	185
Accrued expenses and other liabilities	(197)	970
Proceeds from sale of loans	10,466	17,267
Originations of loans held for sale	(8,717)	(15,474)

Net cash provided by operating activities	5,659	3,453

Cash flows from investing activities:
Purchases of available-for-sale securities	(4,038)	(26,128)
Proceeds from calls or maturities of available-for-sale securities	132	6,309
Principal payments on mortgage-backed securities	13,132	14,071
Proceeds from calls or maturities of held-to-maturity securities	22	20
Origination of loans, net principal payments	20,094	22,827
Purchase of office properties and equipment	(83)	(143)
Proceeds from sale of office properties and equipment	—	6
Proceeds from sale of other real estate owned	1,270	1,684
Net change in restricted cash	67	(428)

Net cash provided by investing activities	30,596	18,218

Cash flows from financing activities:
Net change in demand, money market and savings deposits	$5,969	$3,908
Net change in certificates of deposit	(17,161)	2,777
Net change in repurchase agreements	(12,877)	(8,577)
Retirement of treasury stock	(4)	(3)

Net cash used in financing activities	(24,073)	(1,895)

Net change in cash and cash equivalents	12,182	19,776
Cash and cash equivalents, beginning of period	144,666	103,189

Cash and cash equivalents, end of period	$156,848	$122,965

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,843	$3,012
Noncash investing and financing activities:
Loans converted to other real estate owned	888	2,461
Accrual of preferred stock dividend	356	340
The accompanying notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
	(Dollars in thousands)
Net income (loss)	$1	$(4,309)
Other comprehensive income:
Change in unrealized gains on investments, and mortgage backed securities (“MBS”) available for sale, excluding non-credit loss on impairment of securities	226	615
Non-credit loss on impairment on available-for-sale debt	—	19
Less deferred income tax provision	(89)	(251)
Change in fair value of qualifying cash flow hedge	13	245

Net other comprehensive income	150	628

Comprehensive income (loss)	$151	$(3,681)

The accompanying notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp
Notes to Consolidated Financial Statements (Unaudited)
1. Basis of Presentation:
The foregoing unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2010. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented.
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
2. Investments:
The amortized cost and fair values of investments are as follows (in thousands):

	Available-for-Sale
		Non-Credit
		OTTI
		Recognized	Gross	Gross
	Amortized	in OCI	Unrealized	Unrealized	Fair Value/
	Cost	(Losses)	Gains	Losses	Carrying Value
March 31, 2011
U.S. treasury securities and obligations of U.S. government agencies	$4,017	$—	$—	$(201)	$3,816
State and municipal securities	7,259	—	44	(83)	7,220
Mortgage-backed securities & CMO’s	163,302	(1,926)	3,278	(2,206)	162,448

	$174,578	$(1,926)	$3,322	$(2,490)	$173,484

December 31, 2010
U.S. treasury securities and obligations of U.S. government agencies	$4,020	$—	$—	$(95)	$3,925
State and municipal securities	5,251	—	28	(49)	5,230
Mortgage-backed securities & CMO’s	175,129	(1,926)	3,648	(2,925)	173,926

	$184,400	$(1,926)	$3,676	$(3,069)	$183,081

	Held-to-Maturity
		Non-Credit
	Carrying	OTTI
	Value/	Recognized	Gross	Gross
	Amortized	in OCI	Unrealized	Unrealized
	Cost	(Losses)	Gains	Losses	Fair Value
March 31, 2011
State and municipal securities	$22,188	$—	$367	$(299)	$22,256
December 31, 2010
State and municipal securities	$22,217	$—	$280	$(385)	$22,112

The following table summarizes the duration of Intermountain’s unrealized losses on available-for-sale and held-to-maturity securities as of the dates indicated (in thousands).

	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
March 31, 2011	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. treasury securities and obligations of U.S. government agencies	$3,789	$201	$—	$—	$3,789	$201
State and municipal securities	11,260	382	—	—	11,260	382
Mortgage-backed securities & CMO’s	29,392	389	18,977	1,817	48,369	2,206

Total	$44,441	$972	$18,977	$1,817	$63,418	$2,789

	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
December 31, 2010	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. treasury securities and obligations of U.S. government agencies	$3,897	$95	$—	$—	$3,897	$95
State and municipal securities	11,713	434	—	—	11,713	434
Mortgage-backed securities & CMO’s	36,338	581	14,447	2,344	50,785	2,925

Total	$51,948	$1,110	$14,447	$2,344	$66,395	$3,454

At March 31, 2011, the amortized cost and fair value of available-for-sale and held-to-maturity debt securities, by contractual maturity, are as follows (in thousands):

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
One year or less	$—	$—	$296	$299
After one year through five years	26	28	701	743
After five years through ten years	6,000	5,726	9,658	9,701
After ten years	5,250	5,282	11,533	11,513

Subtotal	11,276	11,036	22,188	22,256
Mortgage-backed securities	163,302	162,448	—	—

Total Securities	$174,578	$173,484	$22,188	$22,256

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
Intermountain’s investment portfolios are managed to provide and maintain liquidity; to maintain a balance of high quality, diversified investments to minimize risk; to offset other asset portfolio elements in managing interest rate risk; to provide collateral for pledging; and to maximize returns. At March 31, 2011, the Company does not intend to sell any of its available-for-sale securities that have a loss position and it is not likely that it will be required to sell the available-for-sale securities before the anticipated recovery of their remaining amortized cost or maturity date. The unrealized losses on residential mortgage-backed securities without OTTI were considered by management to be temporary in nature.
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
New guidance related to the recognition and presentation of OTTI of debt securities became effective in the second quarter of 2009, with early adoption possible in the first quarter of 2009. Rather than asserting whether a Company has the ability and intent to hold an investment until a market price recovery, per accounting guidance the Company must consider whether they intend to sell a security or if it is likely that they would be required to sell the security before recovery of the amortized cost basis of the investment, which may be maturity. For debt securities, if the Company intends to sell the security or it is likely that it will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If the Company does not intend to sell the security and it is not likely that it will be required to sell the security but does not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis, less prior credit impairment losses taken, and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI. For investment securities held to maturity, this amount is accreted over the remaining life of the debt security prospectively based on the amount and timing of future estimated cash flows. The accretion of the amount recorded in OCI increases the carrying value of the investment and does not affect earnings. If there is an indication of additional credit losses the security is reevaluated according to the procedures described above.
The Company did not have any impairments on securities before 2009. Upon adoption of the new OTTI guidance in the first quarter of 2009, the Company analyzed its securities and determined that as of the adoption date there were OTTI impairments and such losses were credit related. There was no cumulative effect adjustment to the opening balance of retained earnings or a corresponding adjustment to accumulated OCI.
The following table presents the OTTI losses for the quarters ended March 31, 2011 and March 31, 2010.

	2011		2010
	Held To	Available	Held To	Available
	Maturity	For Sale	Maturity	For Sale
Total other-than-temporary impairment losses	$—	$—	$—	$—
Portion of other-than-temporary impairment losses transferred from (recognized in) other comprehensive income(1)	—	—	—	19

Net impairment losses recognized in earnings(2)	$—	$—	$—	$19

(1)	Represents other-than-temporary impairment losses related to all other factors.

(2)	Represents other-than-temporary impairment losses related to credit losses.
The OTTI recognized on investment securities available for sale relates to two non-agency collateralized mortgage obligations for 2011 and one in 2010. The Company recognized OTTI on the first investment security in the first quarter of 2009 and the second security in the second quarter of 2010. Each of these securities holds various levels of credit subordination. These securities were valued by third-party pricing services using matrix or model pricing methodologies and were corroborated by broker indicative bids. We estimated the cash flows of the underlying collateral for each security considering credit, interest and prepayment risk models that incorporate management’s estimate of projected key assumptions including prepayment rates, collateral default rates and loss severity. Assumptions utilized vary from security to security, and are influenced by factors such as underlying loan interest rates, geographic location, borrower characteristics, vintage, and historical experience. We then used a third party to obtain information about the structure of each security, including subordination and other credit enhancements, in order to determine how the underlying collateral cash flows will be distributed to each security issued in the structure. These cash flows were then discounted at the interest rate equal to the yield anticipated at the time the security was purchased. We review the actual collateral performance of these securities on a quarterly basis and update the inputs as appropriate to determine the projected cash flows.
See Note 11“Fair Value of Financial Instruments” for more information on the calculation of fair or carrying value for the investment securities.

3. Loans and Allowance for Loan Losses:
The components of loans receivable are as follows (in thousands):

	March 31, 2011
			Individually	Collectively
	Loans		Evaluated for	Evaluated for
	Receivable	%	Impairment	Impairment
Commercial	$118,396	21.4%	$11,216	$107,180
Commercial real estate	169,888	30.7	11,519	158,369
Commercial construction	18,579	3.4	454	18,125
Land and land development loans	58,086	10.5	12,585	45,501
Agriculture	77,098	13.9	972	76,126
Multifamily	26,253	4.8	—	26,253
Residential real estate	61,854	11.2	3,036	58,818
Residential construction	3,537	0.6	278	3,259
Consumer	13,014	2.4	602	12,412
Municipal	6,383	1.1	—	6,383

Total loans receivable	553,088	100.0%	$40,662	$512,426

Allowance for loan losses	(12,482)
Deferred loan fees, net of direct origination costs	8

Loans receivable, net	$540,614

Weighted average interest rate	5.97%

	December 31, 2010
			Individually	Collectively
	Loans		Evaluated for	Evaluated for
	Receivable	%	Impairment	Impairment
Commercial	$122,656	21.3%	$10,698	$111,958
Commercial real estate	175,559	30.5	13,077	162,482
Commercial construction	17,951	3.1	691	17,260
Land and land development loans	60,962	10.6	5,995	54,967
Agriculture	87,364	15.2	1,460	85,904
Multifamily	26,417	4.6	—	26,417
Residential real estate	60,872	10.6	3,276	57,596
Residential construction	3,219	0.6	277	2,942
Consumer	14,095	2.4	1,094	13,001
Municipal	6,528	1.1	—	6,528

Total loans receivable	575,623	100.0%	$36,568	$539,055

Allowance for loan losses	(12,455)
Deferred loan fees, net of direct origination costs	60

Loans receivable, net	$563,228

Weighted average interest rate	6.04%

The components of allowance for loan loss by types are as follows (in thousands):

	March 31, 2011
		Individually	Collectively
	Total	Evaluated	Evaluated
	Allowance	Allowance	Allowance
Commercial	$2,411	$922	$1,489
Commercial real estate	4,092	1,809	2,283
Commercial construction	568	145	423
Land and land development loans	2,478	957	1,521
Agriculture	845	107	738
Multifamily	73	—	73
Residential real estate	1,259	528	731
Residential construction	118	36	82
Consumer	577	417	160
Municipal	61	—	61

Total	$12,482	$4,921	$7,561

	December 31, 2010
		Individually	Collectively
	Total	Evaluated	Evaluated
	Allowance	Allowance	Allowance
Commercial	$2,925	$744	$2,181
Commercial real estate	3,655	1,475	2,180
Commercial construction	540	145	395
Land and land development loans	2,408	770	1,638
Agriculture	779	92	687
Multifamily	83	—	83
Residential real estate	1,252	545	707
Residential construction	65	—	65
Consumer	613	449	164
Municipal	135	—	135

Total	$12,455	$4,220	$8,235

A summary of current, past due and nonaccrual loans as of March 31, 2011 is as follows, (in thousands):

			90 Days or More
		30-89 Days	Past Due
	Current	Past Due	and Accruing	Nonaccrual	Total
Commercial	$113,697	$276	$—	$4,423	$118,396
Commercial real estate	165,174	549	—	4,165	169,888
Commercial construction	18,531	—	—	48	18,579
Land and land development loans	49,731	178	—	8,177	58,086
Agriculture	76,347	137	—	614	77,098
Multifamily	26,253	—	—	—	26,253
Residential real estate	60,148	905	—	801	61,854
Residential construction	3,428	—	—	109	3,537
Consumer	12,592	42	1	379	13,014
Municipal	6,383	—	—	—	6,383

Total	$532,284	$2,087	$1	$18,716	$553,088

A summary of current, past due and nonaccrual loans as of December 31, 2010 is as follows, (in thousands):

			90 Days or More
		30-89 Days	Past Due
	Current	Past Due	and Accruing	Nonaccrual	Total
Commercial	$118,036	$761	$—	$3,859	$122,656
Commercial real estate	171,633	360	—	3,566	175,559
Commercial construction	17,880	—	—	71	17,951
Land and land development loans	58,537	515	—	1,910	60,962
Agriculture	86,782	—	—	582	87,364
Multifamily	26,417	—	—	—	26,417
Residential real estate	58,481	1,361	66	964	60,872
Residential construction	3,109	—	—	110	3,219
Consumer	13,664	42	—	389	14,095
Municipal	6,528	—	—	—	6,528

Total	$561,067	$3,039	$66	$11,451	$575,623

Troubled Debt Restructures (loans which had been negotiated at below market interest rates or for which other concessions were granted, but are accruing interest) were $6.4 million and $4.8 million at March 31, 2011 and December 31, 2010, respectively.
The allowance for loan losses and reserve for unfunded commitments are maintained at levels considered adequate by management to provide for probable loan losses as of the Consolidated Balance Sheet reporting dates. The allowance for loan losses and reserve for unfunded commitments are based on management’s assessment of various factors affecting the loan portfolio, including problem loans, business conditions and loss experience, and an overall evaluation of the quality of the underlying collateral. Changes in the allowance for loan losses and the reserve for unfunded commitments during March 31:

	Allowance for Loan Losses
	March 31, 2011
	Balance,				Balance,
	Beginning of	Charge-Offs	Recoveries		End of
	Year	YTD	YTD	Provision	Period
	(Dollars in thousands)
Commercial	$2,925	$—	$—	$(514)	$2,411
Commercial real estate	3,655	(477)	1	913	4,092
Commercial construction	540	(382)	58	352	568
Land and land development loans	2,408	(476)	154	392	2,478
Agriculture	779	(294)	40	320	845
Multifamily	83	—	—	(10)	73
Residential real estate	1,252	(213)	40	180	1,259
Residential construction	65	—	—	53	118
Consumer	613	(99)	42	21	577
Municipal	135	—	—	(74)	61

Allowance for loan losses	$12,455	$(1,941)	$335	$1,633	$12,482

	Allowance for Loan Losses
	March 31, 2010
	Balance,				Balance,
	Beginning of	Charge-Offs	Recoveries		End of
	Year	YTD	YTD	Provision	Period
	(Dollars in thousands)
Commercial	$4,785	$(1,158)	$226	$1,440	$5,293
Commercial real estate	3,827	(1,071)	1	958	3,715
Commercial construction	1,671	(61)	—	778	2,388
Land and land development loans	2,707	(2,166)	2	3,122	3,665
Agriculture	1,390	(183)	—	(439)	768
Multifamily	26	(8)	—	40	58
Residential real estate	1,412	(566)	7	848	1,701
Residential construction	170	—	—	10	180
Consumer	539	(189)	47	8	405
Municipal	81	—	—	43	124

Allowances for loan losses	$16,608	$(5,402)	$283	$6,808	$18,297

Allowance for Unfunded Commitments

	March 31,
	2011	2010
	(Dollars in thousands)
Balance Beginning January 1	$17	$11
Adjustment	1	5
Transfers	—	—

Allowance — Unfunded Commitments at end of period	$18	$16

The following table provides information with respect to impaired loans as of the quarter ended March 31, 2011:

	March 31, 2011			Quarter Ended March 31, 2011
				Average
	Recorded	Principal	Related	Recorded	Interest Income
	Investment	Balance	Allowance	Investment	Recognized
	(Dollars in thousands)
With an allowance recorded:
Commercial	$1,954	$1,996	$922	$2,137	$42
Commercial real estate	6,424	7,359	1,809	5,403	261
Commercial construction	406	406	145	406	6
Land and land development loans	5,017	5,017	957	3,401	34
Agriculture	120	156	107	274	11
Multifamily	—	—	—	—	—
Residential real estate	1,428	1,437	528	1,318	41
Residential construction	110	196	36	55	23
Consumer	476	483	417	507	12
Municipal	—	—	—	—	—

Total	$15,935	$17,050	$4,921	$13,501	$430

Without an allowance recorded:
Commercial	$9,262	$13,335	$—	$8,820	$542
Commercial real estate	5,095	9,182	—	6,894	369
Commercial construction	48	182	—	167	11
Land and land development loans	7,568	16,370	—	5,888	316
Agriculture	852	1,958	—	942	77
Multifamily	—	—	—	—	—
Residential real estate	1,608	2,041	—	1,839	69
Residential construction	168	168	—	223	3
Consumer	126	160	—	341	5
Municipal	—	—	—	—	—

Total	$24,727	$43,396	$—	$25,114	$1,392

Total:
Commercial	$11,216	$15,331	$922	$10,957	$584
Commercial real estate	11,519	16,541	1,809	12,297	630
Commercial construction	454	588	145	573	17
Land and land development loans	12,585	21,387	957	9,289	350
Agriculture	972	2,114	107	1,216	88
Multifamily	—	—	—	—	—
Residential real estate	3,036	3,478	528	3,157	110
Residential construction	278	364	36	278	26
Consumer	602	643	417	848	17
Municipal	—	—	—	—	—

Total	$40,662	$60,446	$4,921	$38,615	$1,822

The following table provides information with respect to impaired loans as of the year ended December 31, 2010:

	December 31, 2010			Year Ended December 31, 2010
				Average
	Recorded	Principal	Related	Recorded	Interest Income
	Investment	Balance	Allowance	Investment	Recognized
	(Dollars in thousands)
With an allowance recorded:
Commercial	$2,319	$2,320	$744	$3,785	$173
Commercial real estate	4,383	5,088	1,475	4,804	381
Commercial construction	406	407	145	425	17
Land and land development loans	1,786	1,786	770	2,411	120
Agriculture	428	463	92	1,470	46
Multifamily	—	8	—	—	8
Residential real estate	1,207	1,357	545	1,303	98
Residential construction	—	—	—	302	—
Consumer	538	594	449	394	45
Municipal	—	—	—	—	—

Total	$11,067	$12,023	$4,220	$14,894	$888

Without an allowance recorded:
Commercial	$8,379	$12,362	$—	$5,865	$1,021
Commercial real estate	8,694	11,510	—	6,589	901
Commercial construction	285	418	—	3,852	36
Land and land development loans	4,209	7,573	—	9,617	575
Agriculture	1,032	1,885	—	2,560	192
Multifamily	—	—	—	347	—
Residential real estate	2,069	2,335	—	2,689	204
Residential construction	277	363	—	420	54
Consumer	556	726	—	311	75
Municipal	—	—	—	—	—

Total	$25,501	$37,172	$—	$32,250	$3,058

Total:
Commercial	$10,698	$14,682	$744	$9,650	$1,194
Commercial real estate	13,077	16,598	1,475	11,393	1,282
Commercial construction	691	825	145	4,277	53
Land and land development loans	5,995	9,359	770	12,028	695
Agriculture	1,460	2,348	92	4,030	238
Multifamily	—	8	—	347	8
Residential real estate	3,276	3,692	545	3,992	302
Residential construction	277	363	—	722	54
Consumer	1,094	1,320	449	705	120
Municipal	—	—	—	—	—

Total	$36,568	$49,195	$4,220	$47,144	$3,946

Credit quality indicators
     The loan and lease credit quality indicators for loans are developed through review of individual borrowers on an ongoing basis. Each borrower is evaluated at least annually with more frequent evaluation of larger or potentially riskier loans or leases. The indicators represent the rating for loans or leases as of the date presented based on the most recent assessment performed. These credit quality indicators are defined as follows:
     Satisfactory — A satisfactory rated loan is not adversely classified because it does not display any of the characteristics for adverse classification.

     Watch — A watch loan has a solid but vulnerable repayment source. There is loss exposure only if the primary repayment source and collateral experience prolonged deterioration. Loans in this risk grade category are subject to frequent review and change due to the increased vulnerability of repayment sources and collateral valuations.
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
Credit quality indicators by loan segment are summarized as follows:

	Loan Portfolio Credit Grades by Type
	March 31, 2011
		Internal	Special
	Satisfactory	Watch	Mention	Substandard	Doubtful
	Grade 1-3	Grade 4	Grade 5	Grade 6	Grade 7	Total
	(Dollars in thousands)
Commercial	$70,245	$29,113	$4,067	$14,971	$—	$118,396
Commercial real estate	106,352	45,014	2,508	16,014	—	169,888
Commercial construction	4,554	5,207	987	7,831	—	18,579
Land and land development loans	11,575	27,324	5,088	14,099	—	58,086
Agriculture	52,732	19,205	3,143	2,018	—	77,098
Multifamily	16,318	9,935	—	—	—	26,253
Residential real estate	46,902	9,813	—	5,139	—	61,854
Residential construction	2,815	445	—	277	—	3,537
Consumer	11,189	829	106	890	—	13,014
Municipal	6,383	—	—	—	—	6,383

Loans receivable, net	$329,065	$146,885	$15,899	$61,239	$—	$553,088

	Loan Portfolio Credit Grades by Type
	December 31, 2010
		Internal	Special
	Satisfactory	Watch	Mention	Substandard	Doubtful
	Grade 1-3	Grade 4	Grade 5	Grade 6	Grade 7	Total
	(Dollars in thousands)
Commercial	$78,693	$26,383	$3,517	$14,062	$1	$122,656
Commercial real estate	113,759	43,296	2,696	15,808	—	175,559
Commercial construction	3,921	4,976	986	8,068	—	17,951
Land and land development loans	13,825	33,688	5,409	8,040	—	60,962
Agriculture	60,508	23,199	1,277	2,380	—	87,364
Multifamily	16,455	9,962	—	—	—	26,417
Residential real estate	46,111	10,230	54	4,477	—	60,872
Residential construction	2,497	445	—	277	—	3,219
Consumer	12,302	715	106	972	—	14,095
Municipal	6,528	—	—	—	—	6,528

Loans receivable, net	$354,599	$152,894	$14,045	$54,084	$1	$575,623

A summary of non-performing assets and classified loans at the dates indicated is as follows:

	March 31,	December 31,
	2011	2010
	(Dollars in thousands)
Loans past due in excess of 90 days and still accruing	$1	$66
Non-accrual loans	18,716	11,451

Total non-performing loans	18,717	11,517
Other real estate owned (“OREO”)	3,686	4,429

Total non-performing assets (“NPAs”)	$22,403	$15,946

Classified loans(1)	$61,239	$54,085
Troubled debt restructured loans	$6,360	$4,838

1)	Classified loan totals are inclusive of non-performing loans and may also include troubled debt restructured loans, depending on the grading of these restructured loans.
Classified loans included non-performing loans and performing substandard loans where management believes that the loans may not return principal and interest per their original contractual terms. A loan that is classified may not necessarily result in a loss.
In the tables above, the increase in classified loans, loans graded substandard, grade 6, and non-performing loans is largely related to the addition of one large credit relationship to these totals during the quarter. The first quarter provision for loan losses and the allowance for loan losses at March 31, 2011 includes a reserve that management believes is sufficient to cover anticipated losses on this relationship.
4. Other Real Estate Owned:
At the applicable foreclosure date, OREO is recorded at the fair value of the real estate, less the estimated costs to sell the real estate. The carrying value of OREO is regularly evaluated and, if necessary, the carrying value is reduced to net realizable value. The following table presents OREO for the periods presented:

	Three Months Ended
	March 31, 2011	March 31, 2010
	(Dollars in thousands)
Balance, beginning of period	$4,429	$11,538
Additions to OREO	888	2,461
Proceeds from sale of OREO	(1,270)	(1,684)
Valuation Adjustments in the period (1)	(361)	(777)

Balance, end of period, March 31	$3,686	$11,538

(1)	Amount includes chargedowns and gains/losses on sale of OREO
The balance of OREO decreased by $743,000 during the first quarter, 2011. At March 31, 2011, OREO assets consisted of the following (in thousands):

	March 31, 2011		December 31, 2010
Single family residence	$1,380	37.5%	$2,183	49.3%
Developed residential lots	1,034	28.0	1,009	22.8
Commercial buildings	770	20.9	788	17.8
Raw Land	502	13.6	449	10.1

Total OREO	$3,686	100.0%	$4,429	100.0%

The Company’s Special Assets Group continues to dispose of OREO properties through a combination of individual sales to investors, bulk sales to investors, and auction sales, generally as a last resort.

5. Advances from the Federal Home Loan Bank of Seattle:
Panhandle State Bank, the banking subsidiary of Intermountain, has a credit line with FHLB of Seattle that allows it to borrow funds up to a percentage of its total assets, subject to collateralization requirements. Certain loans are used as collateral for these borrowings. At March 31, 2011 and December 31, 2010, this credit line represented a total borrowing capacity of $119.0 million and $120.2 million, of which $82.4 million and $83.6 million was available, respectively. The advances from FHLB at March 31, 2011 and December 31, 2010 are repayable as follows (in thousands):

	March 31, 2011		December 31, 2010
		Weighted		Weighted
		Average		Average
	Amount	Interest Rate	Amount	Interest Rate
Due within 1 year	$5,000	1.49%	$5,000	1.49%
Due in 1 to 2 years	25,000	2.06	—	—
Due in 2 to 3 years	—	—	25,000	2.06
Due in 3 to 4 years	4,000	3.11	4,000	3.11
Due in 4 to 5 years	—	—	—	—

	$34,000	2.10%	$34,000	2.10%

Only member institutions have access to funds from the Federal Home Loan Banks. As a condition of membership, Panhandle is required to hold FHLB stock. As of March 31, 2011 and December 31, 2010, Panhandle held $2.3 million for both time periods of FHLB stock. The FHLB of Seattle announced that they would no longer pay dividends or redeem or repurchase capital stock until further notice. Each FHLB continues to monitor its capital and other relevant financial measures as a basis for determining a resumption of dividends and capital stock repurchases at some later date.
6. Other Borrowings:
The components of other borrowings are as follows (in thousands):

	March 31,	December 31,
	2011	2010
Term note payable (1)	$8,279	$8,279
Term note payable (2)	8,248	8,248

Total other borrowings	$16,527	$16,527

(1)
In January 2003, the Company issued $8.0 million of Trust Preferred securities through its subsidiary, Intermountain Statutory Trust I. The debt associated with these securities bears interest on a variable basis tied to the 90-day LIBOR (London Inter-Bank Offering Rate) index plus 3.25%, with interest only paid quarterly. The rate on this borrowing was 3.56% at March 31, 2011. The debt is callable by the Company quarterly and matures in March 2033. During the third quarter of 2008, the Company entered into an interest rate swap contract with Pacific Coast Bankers Bank. The purpose of the $8.2 million notional value swap is to convert the variable rate payments made on our Trust Preferred I obligation to a series of fixed rate payments at 7.38% for five years, as a hedging strategy to help manage the Company’s interest-rate risk. See Note 2A and 2B below:

(2)
In March 2004, the Company issued $8.0 million of Trust Preferred securities through its subsidiary, Intermountain Statutory Trust II. The debt associated with these securities bears interest on a variable basis tied to the 90-day LIBOR index plus 2.8%, with interest only paid quarterly. The rate on this borrowing was 3.10% at March 31, 2011. The debt is callable by the Company quarterly and matures in April 2034. See Note A and B.

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

7. Earnings Per Share:
The following table presents the basic and diluted earnings per share computations (numbers in thousands):

	Three months Ended March 31
	2011	2010
Numerator:
Net income (loss) — basic and diluted	$1	$(4,309)
Preferred stock dividend	443	419

Net loss applicable to commons stockholders	$(442)	$(4,728)
Denominator:
Weighted average shares outstanding — basic	8,396,495	8,372,315
Dilutive effect of common stock options, warrants, restricted stock awards	—	—

Weighted average shares outstanding — diluted	8,396,495	8,372,315

Loss per share — basic and diluted:
Loss per share — basic	$(0.05)	$(0.56)
Effect of dilutive common stock options	—	—

Loss per share — diluted	$(0.05)	$(0.56)

Anti-dilutive securities not included in diluted earnings per share:
Common stock options	196,057	254,683
Common stock warrant	653,226	653,226
Restricted shares	29,649	59,927

Total anti-dilutive shares	878,932	967,836

Common stock equivalents were calculated using the treasury stock method.
8. Operating Expenses:
The following table details Intermountain’s components of total operating expenses in thousands:

	Three months ended
	March 31,
	2011	2010
Salaries and employee benefits	$4,947	$5,832
Occupancy expense	1,787	1,828
Advertising	130	222
Fees and service charges	651	651
Printing, postage and supplies	337	389
Legal and accounting	235	324
FDIC Assessment	445	469
OREO operations	476	1,030
Other expense	732	815

Total operating expenses	$9,740	$11,560

Salaries and employee benefits expense decreased $885,000 or 15.2%, over the three month period last year as a result of planned staff reductions implemented throughout 2010 and first quarter 2011. The employee full time equivalent (“FTE”) number at March 2011 totaled 343, a reduction of 52 FTEs, or 13.2%, from March 2010. Severance expense for the first quarter 2011 was $8,000 as compared to $290,000 in the quarter ended March 31, 2010. The Company continues to suspend salary increases and bonuses for executive officers, but reinstated merit increases for other employees in the first quarter of 2011.

Occupancy expenses decreased $41,000, or 2.2%, for the three month period ended March 31, 2011 compared to the same period one year ago. The decrease reflects lower depreciation and rent expense as a result of reduced purchases of software and equipment and the termination of equipment and administrative office leases no longer needed. These reductions offset an increase in heat, utilities and snow removal created by an unusually seasonably cold winter and spring.
The advertising expense decrease of $92,000 or 41.4% for the three month period compared to the same period one year ago is a result of reductions in general advertising and media expenses, as the Company has focused marketing efforts on more targeted audiences and reduced expenditures on broad print, yellow page and other media. Fees and service charges remained the same for the three month period ended March 31, 2011 compared to the same period one year ago, as lower collection, computer services and credit service fees offset increased debit card expense. Printing, postage and supplies decreased $52,000 for the three month period in comparison to last year’s total, as a result of lower check printing and statement rendering expenses. Legal and accounting fees decreased by $89,000 in comparison to the same three-month period in 2010 as the Company reduced expenditures on outside legal and consulting services related to loan collection and regulatory compliance.
The $24,000 decrease in FDIC expenses for the three month period ended March 31, 2011 over last year primarily reflects lower deposit balances in the first quarter of 2011. Changes to the FDIC assessment formula, which take effect in the second quarter of 2011, are expected to produce additional reductions in this expense. OREO operations, related valuation adjustments and gain/loss on sale of OREO decreased by $554,000 for the three month period over the same period last year, as a result of a substantial reduction in OREO balances and stabilizing property values.
Other expenses decreased $83,000, or 10.2%, for the three month period over the same period last year, reflecting decreases in telecommunications, training, courier, and meeting expenses.
9. Income Taxes:
Intermountain uses an estimate of future earnings, and an evaluation of its loss carryback ability and tax planning strategies to determine whether or not the benefit of its net deferred tax asset will be realized. At March 31, 2011, Intermountain assessed whether it was more likely than not that it would realize the benefits of its deferred tax asset. Intermountain determined that the negative evidence associated with a three-year cumulative loss for the period ended December 31, 2010, and challenging economic conditions continued to outweigh the positive evidence. Therefore, Intermountain maintained a valuation allowance of $8.8 million against its deferred tax asset. The company analyzes the deferred tax asset on a quarterly basis and may recapture a portion or all of this allowance depending on future profitability. Including the valuation allowance, Intermountain had a net deferred tax asset of $15.3 million as of March 31, 2011, compared to a net deferred tax asset of $15.2 million as of December 31, 2010.
The completion of the $70 million capital raise discussed below in Footnote 12, Subsequent Events, is likely to trigger Internal Revenue Code Section 382 limitations on the amount of tax benefit from net operating loss carryforwards that the Company can recapture annually, because of the planned level of investments by several of the larger investors. This could impact the amount and timing of the recapture of the valuation allowance, largely depending on the level of market interest rates and the fair value of the Company’s balance sheet at the time the planned offering is completed.
10. Derivative Financial Instruments:
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
Interest Rate Swaps — Designated as Cash Flow Hedges
The tables below identify the Company’s interest rate swaps at March 31, 2011 and December 31, 2010, which were entered into to hedge certain LIBOR-based trust preferred debentures and designated as cash flow hedges pursuant to ASC 815 (dollars in thousands):

	March 31, 2011
			Receive Rate	Pay Rate	Type of Hedging
Maturity Date	Notional Amount	Fair Value (Loss)	(LIBOR)	(Fixed)	Relationship
Pay Fixed, Receive Variable:
October 2013	$8,248	$(781)	0.30%	4.58%	Cash Flow

	December 31, 2010
			Receive Rate	Pay Rate	Type of Hedging
Maturity Date	Notional Amount	Fair Value (Loss)	(LIBOR)	(Fixed)	Relationship
Pay Fixed, Receive Variable:
October 2013	$8,248	$(892)	0.29%	4.58%	Cash Flow
The fair values, or unrealized losses, of $781,000 at March 31, 2011 and $892,000 at December 31, 2010 are included in other liabilities. The Company has deferred the interest payments on the related Trust Preferred borrowing beginning with the January 2010 scheduled remittance. As a result of the deferred interest payments, a calculation of the effectiveness of the hedge was prepared. It was concluded that although the hedge is generally effective, there is a small amount of ineffectiveness due to the delayed payments. The Company reversed $90,000 in interest expense in the three months ended March 31, 2011 related to the ineffective portion of the hedge. The changes in fair value, net of tax, are separately disclosed in the statement of changes in stockholders’ equity as a component of comprehensive income (loss). Net cash flows from these interest rate swaps are included in interest expense on trust preferred debentures. The unrealized loss at March 31, 2011 is a component of comprehensive income (loss) for March 31, 2011. At March 31, 2011, Intermountain had $842,000 in restricted cash, $190,000 in Pacific Coast Bankers Bank stock, and 100% of Panhandle State Bank stock as collateral for the cash flow hedge. The following table provides a reconciliation of cash flow hedges measured at fair value during the periods indicated (in thousands):

	Three months Ended
	March 31,	March 31,
	2011	2010
Unrealized loss at beginning of period	$(892)	$(678)
Amount of gross loss recognized in earnings (loss)	90	—
Amount of gross loss recognized in other comprehensive income (loss)	21	(128)

Unrealized loss at end of period	$(781)	$(806)

Interest Rate Swaps — Not Designated as Hedging Instruments Under ASC 815

The Company has purchased certain derivative products to allow the Company to effectively convert a fixed rate loan to a variable rate payment stream. The Company economically hedges derivative transactions by entering into offsetting derivatives executed with third parties upon the origination of a fixed rate loan with a customer. Derivative transactions executed as part of this program are not designated as ASC 815 hedge relationships and are, therefore, marked to market through earnings each period. In most cases the derivatives have mirror-image terms to the underlying transaction being hedged, which result in the positions’ changes in fair value offsetting completely through earnings each period. However, to the extent that the derivatives are not a mirror-image, changes in fair value will not completely offset, resulting in some earnings impact each period. Changes in the fair value of these interest rate swaps are included in other non-interest income. The following table summarizes these interest rate swaps as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011		December 31, 2010
	Notional		Notional
	Amount	Fair Value Loss	Amount	Fair Value Loss
Interest rate swaps with third party financial institutions	$2,559	$(36)	$2,559	$(38)

At March 31, 2011, loans receivable included ($36,000) of derivative assets and other liabilities included $0 of derivative assets related to these interest rate swap transactions. At March 31, 2011, the interest rate swaps had a maturity date of March 2019 and April 2024. At March 31, 2011, Intermountain had $72,000 in restricted cash as collateral for the interest rate swaps.
11. Fair Value of Financial Instruments:
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
The following table presents information about the Company’s assets measured at fair value on a recurring basis as of March 31, 2011, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands).

	Fair Value Measurements
	At March 31, 2011, Using
		Quoted Prices
		In Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
Description	March 31, 2011	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:
U.S. treasury securities and obligations of U.S. government agencies	$3,816	$—	$3,816	$—
State and municipal securities	7,220		7,220
Residential mortgage backed securities (“MBS”)	162,448	—	133,358	29,090
Other Assets — Derivative	(36)	—	—	(36)

Total Assets Measured at Fair Value	$173,448	$—	$144,394	$29,054

Other Liabilities — Derivatives	$781	$—	$—	$781

	Fair Value Measurements
	At December 31, 2010 Using
		Quoted Prices
		In Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
Description	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:
U.S. treasury securities and obligations of U.S. government agencies	$3,925	$—	$3,925	$—
State and municipal securities	5,230		5,230
Residential mortgage backed securities (“MBS”)	173,926	—	144,412	29,514
Other Assets — Derivative	(38)	—	—	(38)

Total Assets Measured at Fair Value	$183,043	$—	$153,567	$29,476

Other Liabilities — Derivatives	$892	$—	$—	$892
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 are summarized as follows (in thousands):

	Fair Value Measurements Using Significant
	Unobservable Inputs ( Level 3)
Description	Residential MBS	Derivatives	Total
January 1, 2011 Balance	$29,514	$(38)	$29,476
Total gains or losses (realized/unrealized) Included in earnings	—	2	2
Included in other comprehensive income	504	—	504
Principal Payments	(928)	—	(928)
Sales of Securities	—	—	—
Transfers in and /or out of Level 3	—	—	—

March 31, 2011 Balance	$29,090	$(36)	$29,054

Fair Value Measurements
Using Significant Unobservable
Inputs ( Level 3)
Description	Derivatives
January 1, 2011 Balance	$892
Total gains or losses (realized/unrealized) included in earnings	(90)
Included in other comprehensive income	(21)

March 31, 2011 Balance	$781

Intermountain may be required, from time to time, to measure certain other financial assets at fair value on a non-recurring basis. The following table presents the carrying value for these financial assets as of March 31, 2011 (in thousands):

	Fair Value Measurements
	At March 31, 2011, Using
		Quoted Prices
		In Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
Description	March 31, 2011	(Level 1)	(Level 2)	(Level 3)
Loans(1)	$35,741	$—	$—	$35,741
OREO	3,686	—	—	3,686
Net Deferred Tax Asset, net of valuation	15,253	—	—	15,253

Total Assets Measured at Fair Value	$54,680	$—	$—	$54,680

(1)	Represents impaired loans, net of allowance for loan loss, which are included in loans.

The loans above represent impaired loans that have been adjusted to fair value. When a loan is identified as impaired, the impairment is measured using either the present value of the estimated future cash flows of the loan or for the loans that are collateral dependent, the current fair value of the collateral, less selling costs. Depending on the characteristics of a loan, the fair value of collateral is generally estimated by obtaining external appraisals or other market-based valuation methods. If the value of the impaired loan is determined to be less than the recorded investment in the loan, the impairment is recognized and the carrying value of the loan is adjusted to fair value through the allowance for loan and lease losses. The carrying value of loans fully charged-off is zero.
OREO represents real estate which the Company has taken control of in partial or full satisfaction of loans. At the time of foreclosure, OREO is recorded at the lower of the carrying amount of the loan or fair value less costs to sell, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan and lease losses. After foreclosure, management periodically performs valuations such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell. Fair value adjustments on other real estate owned are recognized within net loss on real estate owned as a component of non-interest expense.
The net deferred tax asset valuation represents a valuation allowance that was recognized in the third and fourth quarter of 2010. Intermountain uses an estimate of future earnings, and an evaluation of its loss carryback ability and tax planning strategies to determine whether or not the benefit of its net deferred tax asset will be realized. Intermountain assessed whether it was more likely than not that it would realize the benefits of its deferred tax asset. During the third quarter of 2010, Intermountain determined that the negative evidence associated with a three-year cumulative loss and continued depressed economic conditions outweighed the positive evidence. Therefore, during the third quarter of 2010, Intermountain established a valuation allowance of $7.4 million against its deferred tax asset. The Company added an additional $1.4 million valuation allowance against its deferred tax asset in the fourth quarter of 2010. The Company analyzes the deferred tax asset on a quarterly basis and may recapture a portion or all of this allowance depending on future profitability. At March 31, 2011, the net deferred tax asset totaled $15.3 million, net of a deferred tax asset valuation of $8.8 million.
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
Available for Sale Securities. Securities totaling $133.4 million classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtained fair value measurements from an independent pricing service and internally validated these measurements. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus, prepayment speeds, credit information and the bond’s terms and conditions, among other things.
The available for sale portfolio also includes $31.0 million in super senior or senior tranche collateralized mortgage obligations not backed by a government or other agency guarantee. These securities are collateralized by fixed rate prime or Alt A mortgages, are structured to provide credit support to the senior tranches, and are carefully analyzed and monitored by management. Because of disruptions in the current market for mortgage-backed securities and collateralized mortgage obligations, an active market did not exist for these securities at March 31, 2011. This is evidenced by a significant widening in the bid-ask spread for these types of securities and the limited volume of actual trades made. As a result, less reliance can be placed on easily observable market data, such as pricing on transactions involving similar types of securities, in determining their current fair value. As such, significant adjustments were required to determine the fair value at the March 31, 2011 measurement date. These securities are valued using Level 3 inputs.
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
Based on the factors above, the Company has determined that two securities comprised of a pool of mortgages were subject to OTTI as of March 31, 2011. The following table presents the OTTI losses for the quarters ended March 31, 2011 and March 31, 2010.

	2011		2010
	Held To	Available	Held To	Available
	Maturity	For Sale	Maturity	For Sale
Total other-than-temporary impairment losses	$—	$—	$—	$—
Portion of other-than-temporary impairment losses transferred from (recognized in) other comprehensive income(1)	—	—	—	19

Net impairment losses recognized in earnings(2)	$—	$—	$—	$19

(1)	Represents other-than-temporary impairment losses related to all other factors.

(2)	Represents other-than-temporary impairment losses related to credit losses.
The OTTI recognized on investment securities available for sale primarily relates to two non-agency collateralized mortgage obligations. Each of these securities holds various levels of credit subordination. These securities were valued by third-party pricing services using matrix or model pricing methodologies and were corroborated by broker indicative bids. We estimated the cash flows of the underlying collateral for each security considering credit, interest and prepayment risk models that incorporate management’s estimate of projected key assumptions including prepayment rates, collateral default rates and loss severity. Assumptions utilized vary from security to security, and are influenced by factors such as underlying loan interest rates, geographic location, borrower characteristics, vintage, and historical experience. We then used a third party to obtain information about the structure of each security, including subordination and other credit enhancements, in order to determine how the underlying collateral cash flows will be distributed to each security issued in the structure. These cash flows were then discounted at the interest rate used to recognize interest income on each security. We review the actual collateral performance of these securities on a quarterly basis and update the inputs as appropriate to determine the projected cash flows.
Loans. Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for impaired loans when establishing the allowance for credit losses. Such amounts are generally based on either the estimated fair value of the cash flows to be received or the fair value of the underlying collateral supporting the loan less selling costs. Real estate collateral on these loans and the Company’s OREO is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace. Management reviews these valuations and makes additional valuation adjustments, as necessary, including subtracting estimated costs of liquidating the collateral or selling the OREO. The related nonrecurring fair value measurement adjustments have generally been classified as Level 3 because of the significant assumptions required estimating future cash flows on these loans, and the rapidly changing and uncertain collateral values underlying the loans. Extreme volatility and the lack of relevant and current sales data in the Company’s market areas for various types of collateral create additional uncertainties and require the use of multiple sources and management judgment to make adjustments. Loans subject to nonrecurring fair value measurement were $35.7 million at March 31, 2011, all of which were classified as Level 3.
Other Real Estate Owned. At the applicable foreclosure date, OREO is recorded at fair value of the real estate, less the estimated costs to sell the real estate. Subsequently, OREO is carried at the lower of cost or net realizable value (fair value less estimated selling costs), and is periodically assessed for impairment based on fair value at the reporting date. Fair value is determined from external appraisals and other valuations using judgments and estimates of external professionals. Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3. The Company’s OREO at March 31, 2011 totaled $3.7 million, all of which was classified as Level 3.
Interest Rate Swaps. During the third quarter of 2008, the Company entered into an interest rate swap contract with Pacific Coast Bankers Bank. The purpose of the $8.2 million notional value swap is to convert the variable rate payments made on the Trust Preferred I obligation (see Note 6 — Other Borrowings) to a series of fixed rate payments for five years, as a hedging strategy to help manage the Company’s interest-rate risk. This contract is carried as an asset or liability at fair value, and as of March 31, 2011, it was a liability with a fair value of $781,000.
During the first quarter of 2009, the Company entered into an interest rate swap contract with Pacific Coast Bankers Bank. The purpose of the $1.6 million notional value swap is to convert the fixed rate payments earned on a loan receivable to a series of variable rate payments for ten years, as a hedging strategy to help manage the Company’s interest-rate risk. This contract is carried as an asset or liability at fair value, and as of March 31, 2011, it was an asset with a fair value of ($35,000). During the second quarter of 2009, the Company entered into an interest rate swap contract with Pacific Coast Bankers Bank. The purpose of the $1.0 million notional value swap is to convert the fixed rate payments earned on a loan receivable to a series of variable rate payments for ten years, as a hedging strategy to help manage the Company’s interest-rate risk. This contract is carried as an asset or liability at fair value, and as of March 31, 2011, it was an asset with a fair value of ($1,000).
Intermountain is required to disclose the estimated fair value of financial instruments, both assets and liabilities on and off the balance sheet, for which it is practicable to estimate fair value. These fair value estimates are made at March 31, 2011 based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price an asset could be sold at or the price a liability could be settled for. However, given there is no active market or observable market transactions for many of the Company’s financial instruments, the Company has made estimates of many of these fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimated values.
The estimated fair value of the financial instruments as of March 31, 2011 and December 31, 2010, are as follows (in thousands):

	March 31, 2011		December 31, 2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash, cash equivalents, restricted cash and federal funds sold	$160,072	$160,072	$147,956	$147,956
Interest bearing certificates of deposit	—	—	—	—
Available-for-sale securities	173,456	173,456	183,081	183,081
Held-to-maturity securities	22,188	22,256	22,217	22,112
Loans held for sale	1,823	1,823	3,425	3,425
Loans receivable, net	540,614	553,459	563,228	578,080
Accrued interest receivable	4,021	4,021	4,360	4,360
BOLI	8,854	8,854	8,765	8,765
Financial liabilities:
Deposit liabilities	767,641	728,015	778,833	741,426
Borrowings	142,767	143,305	155,643	156,200
Accrued interest payable	1,340	1,340	1,406	1,406

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
Loans Receivable and Loans Held For Sale
The fair value of performing mortgage loans, commercial real estate, construction, consumer and commercial loans is estimated by discounting the cash flows using interest rates that consider the interest rate risk inherent in the loans and current economic and lending conditions. See the above discussion for fair valuation of impaired loans. Non-accrual loans are assumed to be carried at their current fair value and therefore are not adjusted.
Deposits
The fair values for deposits subject to immediate withdrawal such as interest and non-interest bearing checking, savings and money market deposit accounts are discounted using market rates for replacement dollars and using Company and industry statistics for decay/maturity dates. The carrying amounts for variable-rate certificates of deposit and other time deposits approximate their fair value at the reporting date. Fair values for fixed-rate certificates of deposit are estimated by discounting future cash flows using interest rates currently offered on time deposits with similar remaining maturities.
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
12. Subsequent Events:
On April 6, 2011, the Company announced that it had entered into securities purchase agreements with certain accredited investors (“Investors”), pursuant to which it expects to raise aggregate gross proceeds of $70 million, subject to bank regulatory approvals and confirmations and satisfaction of other customary closing conditions, through the issuance and sale of 70 million shares of common stock at $1.00 per share. The Company also plans to conduct a $5 million rights offering after the closing of the capital raise that will allow existing shareholders to purchase common shares at the same purchase price per share as the Investors. Certain Investors have agreed, subject to applicable regulatory limitations, to purchase shares any existing shareholders do not purchase in the rights offering. The Company expects to use the proceeds from the capital raise and the rights offering to make capital contributions to and strengthen the balance sheet of the Bank, for other general corporate purposes and as otherwise provided for in the agreements. The Company presently expects the transaction to close as early as the second quarter, 2011.
13. New Accounting Pronouncements:
In July 2010, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2010-20,”Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This update amends codification topic 310 on receivables to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. This guidance was phased in, with the new disclosure requirements for period end balances effective as of December 31, 2010, and the new disclosure requirements for activity during the reporting period effective March 31, 2011. The troubled debt restructuring disclosures in this ASU have been delayed by ASU 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20,” which was issued in January 2011.
In April 2011, the FASB issued ASU 2011-2, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” This update to codification topic 310 provides guidance for what constitutes a concession, as well as clarity for determining whether a debtor is experiencing financial difficulties. The amendments in this update are effective for the Company on July 1, 2011, with retrospective application from January 1, 2011. This update is not expected to have a material effect on the Company’s consolidated financial statements.
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This report contains forward-looking statements. For a discussion about such statements, including the risks and uncertainties inherent therein, see “Forward-Looking Statements.” Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes presented elsewhere in this report and in Intermountain’s Form 10-K for the year ended December 31, 2010.
General (Overview & History)
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
     Since opening in 1981, the Bank has continued to grow by opening additional branch offices throughout Idaho and has also expanded into the states of Oregon and Washington. During 1999, the Bank opened its first branch under the name of Intermountain Community Bank, a division of Panhandle State Bank, in Payette, Idaho. Over the next ten years, the Bank continued to open and acquire branches under both the Intermountain Community Bank and Panhandle State Bank names. In 2004, Intermountain acquired Snake River Bancorp, Inc. (“Snake River”) and its subsidiary bank, Magic Valley Bank, and the Bank now operates three branches under the Magic Valley Bank name in south central Idaho. In 2006, Intermountain also opened its Trust & Investment Services division, which provides investment, insurance, wealth management and trust services to its clients.
     The national economic recession and continuing soft local markets have slowed the Company’s growth over the past several years. In response, Company management shifted its priorities to improving asset quality, maintaining a conservative balance sheet and improving the efficiency of its operations. Significant progress has been made in these areas over the past several years, allowing management to begin seeking prudent growth opportunities again.
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
     The Company’s strengths include a loyal and low-cost deposit base, a strong net interest margin, a sophisticated and increasingly effective risk management system, a seasoned and effective special assets group, and a strong operational and compliance infrastructure. In the current slow-growth environment, the Company is leveraging these strengths to further reduce risk on its balance sheet, lower interest and non-interest expense and begin exploring prudent growth opportunities. In particular, Company management is focused on the following:
•	Maintaining a conservative balance sheet and effectively managing Company risk amidst a still uncertain economic and regulatory environment.

•
Increasing and diversifying its loan origination activity by pursuing attractive small and mid-market commercial credits in its markets, originating commercial real estate loans to strong borrowers at lower real estate prices, originating and seasoning mortgage loans to strong borrowers at conservative loan-to-values in rural and smaller suburban areas not well-served by current secondary market appraisal standards, expanding and diversifying its agricultural portfolio, and expanding its already strong government-guaranteed loan marketing efforts.

•	Increasing local, transactional deposit balances while continuing to minimize interest expense by increasing referral activity and targeting specific business and non-profit groups.

•	Increasing the efficiency of its operations by restructuring processes, re-negotiating contracts and rationalizing various business functions.

•
Offsetting anticipated regulatory pressures on current non-interest income streams by expanding its trust, investment and insurance sales, restructuring current product pricing plans, and pursuing opportunities to diversify into new fee-based programs serving its clientele.

     In further pursuit of these goals, on April 6, 2011, the Company announced that it had entered into securities purchase agreements with certain accredited investors (“Investors”), pursuant to which it expects to raise aggregate gross proceeds of $70 million, subject to bank regulatory approvals and confirmations and satisfaction of other customary closing conditions, through the issuance and sale of 70 million shares of common stock at $1.00 per share. The Company also plans to conduct a $5 million rights offering after the closing of the capital raise that will allow existing shareholders to purchase common shares at the same purchase price per share as the Investors. The Company expects to use the proceeds from the capital raise and the rights offering to make capital contributions to and strengthen the balance sheet of the Bank, for other general corporate purposes and as otherwise provided for in the agreements.
     If the capital raise is completed, management believes the Company will hold one of the strongest regulatory capital positions in its peer group. The new capital would allow the Company additional flexibility to pursue the above goals. In addition, management believes that disruption and consolidation in the market may lead to other opportunities as well, either through direct acquisition of other banks or by capitalizing on opportunities created by market disruption to attract strong new employees and customers.

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
     Management believes the allowance for loan losses was adequate at March 31, 2011. While management uses available information to provide for loan losses, the ultimate collectability of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions and other relevant factors. A further slowdown in economic activity could adversely affect cash flows for both commercial and individual borrowers, as a result of which the Company could experience increases in nonperforming assets, delinquencies and losses on loans.
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
     Management evaluates investment securities for other-than-temporary declines in fair value on a periodic basis. If the fair value of an investment security falls below its amortized cost and the decline is deemed to be other-than-temporary, the security’s fair value will be analyzed based on market conditions and expected cash flows on the investment security. The unrealized loss is considered an other-than-temporary impairment. The Company then calculates a credit loss charge against earnings by subtracting the estimated present value of estimated future cash flows on the security from its amortized cost. The other-than-temporary impairment less the credit loss charge against earnings is a component of other comprehensive income. At March 31, 2011, residential mortgage-backed securities included two securities comprised of a pool of mortgages with a combined remaining unpaid principal balance of $10.2 million. Their fair value was determined to be $7.4 million at March 31, 2011, based on analytical modeling taking into consideration a range of factors normally found in an orderly market. No credit loss impairment charges were incurred for the quarter ended March 31, 2011. Based on an analysis of projected cash flows, a total of $1.4 million has been charged to earnings as a credit loss, including $828,000 in 2010. The remaining $1.5 million was recognized in other comprehensive income. Charges to income could occur in future periods due to a change in management’s intent to hold the investments to maturity, a change in management’s assessment of credit risk, or a change in regulatory or accounting requirements.
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
     Fair Value Measurements. ASC 820 “Fair Value Measurements” establishes a standard framework for measuring fair value in GAAP, clarifies the definition of “fair value” within that framework, and expands disclosures about the use of fair value measurements. A number of valuation techniques are used to determine the fair value of assets and liabilities in Intermountain’s financial statements. These include quoted market prices for securities, interest rate swap valuations based upon the modeling of termination values adjusted for credit spreads with counterparties, and appraisals of real estate from independent licensed appraisers, among other valuation techniques. Fair value measurements for assets and liabilities where there exists limited or no observable market data are based primarily upon estimates, and are often calculated based on the economic and competitive environment, the characteristics of the asset or liability and other factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. Additionally, there are inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values. Significant changes in the aggregate fair value of assets and liabilities required to be measured at fair value or for impairment will be recognized in the income statement under the framework established by GAAP. If impairment is determined, it could limit the ability of Intermountain’s banking subsidiary to pay dividends or make other payments to the Company. See Note 13 to the Consolidated Financial Statements for more information on fair value measurements.
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
     At March 31, 2011, Intermountain assessed whether it was more likely than not that it would realize the benefits of its deferred tax asset. Intermountain determined that the negative evidence associated with a three-year cumulative loss for the period ended December 31, 2010, and challenging economic conditions continued to outweigh the positive evidence. Therefore, Intermountain maintained a valuation allowance of $8.8 million against its deferred tax asset. The company analyzes the deferred tax asset on a quarterly basis and may recapture a portion or all of this allowance depending on future profitability. Including the valuation allowance, Intermountain had a net deferred tax asset of $15.3 million as of March 31, 2011, compared to a net deferred tax asset of $15.2 million as of December 31, 2010.
     The completion of a planned $70 million capital raise discussed in the “Capital Resources” section below is likely to trigger Internal Revenue Code Section 382 limitations on the amount of tax benefit from net operating loss carryforwards that the Company can recapture annually, because of the planned level of investments by several of the larger investors. This could impact the amount and timing of the recapture of the valuation allowance, largely depending on the level of market interest rates and the fair value of the Company’s balance sheet at the time the planned offering is completed See Part II — Other Information, Section 1A. Risk Factors.
Results of Operations
     Overview. Intermountain recorded a net loss applicable to common stockholders of $442,000, or $0.05 per diluted share for the three months ended March 31, 2011, compared with a net loss applicable to common stockholders of $1.1 million or $0.13 per diluted share for the fourth quarter of 2010 and a net loss applicable to common stockholders of $4.7 million or $0.56 per diluted share, for the three months ended March 31, 2010.
     The annualized return on average assets (“ROAA”) was 0.0%, -0.25%, and -1.62% for the three months ended March 31, 2011, December 31, 2010 and March 31, 2010, respectively. The annualized return on average common equity (“ROAE”) was -5.37%, -12.39%, and -31.39% for the three months ended March 31, 2011, December 31, 2010 and March 31, 2010, respectively.
     Reductions in interest expense, the provision for loan losses and non-interest expense offset lower interest and other income during the quarter to produce the improvement over the fourth quarter of 2010 (the “sequential quarter”). More significant reductions in interest expense, the loan loss provision and non-interest expense created the larger improvement over first quarter, 2010.
     Net Interest Income. The most significant component of earnings for the Company is net interest income, which is the difference between interest income from the Company’s loan and investment portfolios, and interest expense on deposits, repurchase agreements and other borrowings. During the three months ended March 31, 2011, December 31, 2010 and March 31, 2010, net interest income was $8.7 million, $9.1 million, and $8.4 million, respectively. The decrease in net interest income from the prior quarter primarily reflects a reduction in interest income resulting from the shift of assets from higher-yielding loans and marketable securities to lower-yielding cash equivalents and the reversal of $207,000 in interest on non-performing loans (“NPLs”). Lower interest expense resulting from continued repricing efforts and lower interest-bearing funding balances offset much of the decline in interest income. The improvement in results from first quarter last year reflects substantial reductions in the interest paid on interest-bearing funds, which more than offset a decrease in interest income. Interest income on securities also improved over both periods, as the Company experienced lower prepayments on its mortgage-related securities.
     Average interest-earning assets decreased by 5.1% to $908.6 million for the three months ended March 31, 2011, compared to $957.3 million for the three months ended March 31, 2010. The decrease was driven by a reduction of $96.0 million or 14.6% in average loans, partially offset by an increase in average investments and cash of $47.3 million or 15.7% over the three month period in 2010. Loan volumes continued to reflect paydowns and write-downs of existing loan balances, lower loan demand caused by the slow economy and tighter underwriting standards. However, writedowns decreased significantly in the first quarter of 2011, and loan activity picked up near the end of the quarter. The increase in investments and cash resulted from relatively stable funding balances and the Company’s decision to place the additional funds in short-term investments and cash equivalents to enhance liquidity. The Company used approximately $40 million in cash equivalents to purchase new agency-guaranteed securities in April, 2011 to improve overall asset yield.
     Average interest-bearing liabilities decreased by 5.0% or $48.4 million for the three month period ended March 31, 2011 compared to March 31, 2010. Average deposit balances decreased $47.6 million, or 5.8%, while borrowings were relatively flat. The deposit decrease reflected management’s focus on lowering interest expense and reducing non-relationship funding, as $13.5 million in brokered deposits were repaid during this period and reductions in higher-rated retail certificates of deposit (“CDs”) comprised most of the remaining reduction.
     Net interest margin was 3.89% for the three months ended March 31, 2011, a 0.08% decrease from the three months ended December 31, 2010 and a 0.32% increase from the same period last year. The slight decrease from the fourth quarter resulted from the reversal of interest on NPLs noted above and higher cash equivalent balances. This offset reductions in the interest cost on deposits and borrowings. The increase in margin from the first quarter of 2010 reflects substantial reductions in the cost of all interest-bearing liabilities, which exceeded the reductions in the yields on earning assets.
     The Company continues to focus on lowering its overall cost of funds, while increasing transaction deposit balances from core relationship customers. The cost on interest-bearing liabilities dropped from 1.33% in the first quarter of 2010 to 0.78% in the first quarter of 2011, led by a 52 basis point decrease in the cost of deposits. Intermountain has sought to manage liability costs carefully, and its cost of funds continues to be at the low end of its peer group. As a result of these efforts and continuing stronger asset yields, the Company’s net interest margin remains above average for its peer group.
     Management believes that some opportunities still remain to further lower funding costs. However, given the already low level of market rates and the Company’s cost of funds, any future gains are likely to be less than those already experienced. In contrast, the Company sees additional opportunity in asset yield improvement, through the conversion of funds from cash equivalents to higher yielding loans and marketable securities and lower levels of reversed interest on NPLs. As economic conditions improve, management is beginning to focus more on capitalizing on these opportunities.
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
     The provision for losses on loans totaled $1.6 million for the three months ended March 31, 2011, compared to a provision of $2.2 million for the sequential quarter and $6.8 million for the three months ended March 31, 2010. The following table summarizes provision and loan loss allowance activity for the periods indicated.

	March 31,
	2011	2010
	(Dollars in thousands)
Balance Beginning January 1	$12,455	$16,608
Charge-Offs
Commercial loans	—	(1,158)
Commercial real estate loans	(477)	(1,071)
Commercial construction loans	(382)	(61)
Land and land development loans	(476)	(2,166)
Agriculture loans	(294)	(183)
Multifamily loans	—	(8)
Residential loans	(213)	(566)
Residential construction loans	—	—
Consumer loans	(99)	(189)
Municipal loans	—	—

Total Charge-offs	(1,941)	(5,402)
Recoveries
Commercial loans	—	226
Commercial real estate loans	1	1
Commercial construction loans	58	—
Land and land development loans	154	2
Agriculture loans	40	—
Multifamily loans	—	—
Residential loans	40	7
Residential construction loans	—	—
Consumer loans	42	47
Municipal loans	—	—

Total Recoveries	335	283
Net charge-offs	(1,607)	(5,119)
Transfers	—	—
Provision for losses on loans	1,633	6,808
Sale of loans	—	—

Balance at March 31	$12,482	$18,297

Allowance — Unfunded Commitments Balance Beginning January 1	$17	$11
Adjustment	1	5
Transfers	—	—

Allowance — Unfunded Commitments at March 31	$18	$16
     Net chargeoffs totaled $1.6 million in the first three months of 2011, compared to $4.1 million in the sequential quarter and $5.1 million in the first three months of 2010. While reductions in net chargeoff activity were spread across the whole portfolio, the land development, commercial and commercial real estate portfolios reflected the largest decreases. In general, the losses are no longer concentrated in any particular industry or loan type, as prior efforts to reduce exposure in construction, land development and commercial real estate loans have decreased the exposure in these segments considerably. The Company continues to resolve or liquidate its problem loans aggressively, particularly those with higher loss exposures, and now believes that the risk of future large losses is significantly reduced. The loan loss allowance to total loans ratio was 2.26% at March 31, 2011, compared to 2.16% at December 31, 2010 and 2.85% at March 31, 2010, respectively. At the end of the quarter, the allowance for loan losses totaled 66.7% of nonperforming loans compared to 108.1% at December 31, 2010 and 80.1% at March 31, 2010. The reduction in this coverage ratio reflects the addition of one large non-performing loan relationship during the quarter for which minimal additional loss is anticipated as it is resolved.
     Given the current distressed and volatile credit environment, management continues to evaluate and adjust the loan loss allowance carefully and frequently to reflect the most current information available concerning the Company’s markets and loan portfolio. In its evaluation, management considers current economic and borrower conditions in both the pool of loans subject to specific impairment, and the pool subject to a more generalized allowance based on historical and other factors. When a loan is characterized as impaired, the Company performs a specific evaluation of the loan, focusing on potential future cash flows likely to be generated by the loan, current collateral values underlying the loan, and other factors such as government guarantees or guarantor support that may impact repayment. Based on this evaluation, it sets aside a specific reserve for this loan and/or charges down the loan to its net realizable value (selling price less estimated closing costs) if it is unlikely that the Company will receive any cash flow beyond the amount obtained from liquidation of the collateral. If the loan continues to be impaired, management periodically re-evaluates the loan for additional potential impairment, and charges it down or adds to reserves if appropriate. On the pool of loans not subject to specific impairment, management evaluates regional, bank and loan-specific historical loss trends to develop its base reserve level on a loan-by-loan basis. It then modifies those reserves by considering the risk grade of the loan, current economic conditions, the recent trend of defaults, trends in collateral values, underwriting and other loan management considerations, and unique market-specific factors such as water shortages or other natural phenomena. While credit exposure appears to be decreasing, uncertain economic conditions continue to make it reasonably likely that the Company’s reserve levels will remain higher than those it maintained prior to 2008 for some period of time.
     Information with respect to non-performing loans, classified loans, troubled debt restructures, non-performing assets, and loan delinquencies is as follows:
Credit Quality Trending

	March 31,	December 31,	September 30,	March 31,
	2011	2010	2010	2010
	(Dollars in thousands)
Loans past due in excess of 90 days and still accruing	$1	$66	$532	$50
Non-accrual loans	18,716	11,451	15,832	22,791

Total non-performing loans (“NPLs”)	18,717	11,517	16,364	22,841
OREO	3,686	4,429	6,424	11,538

Total non-performing assets (“NPAs”)	$22,403	$15,946	$22,788	$34,379

Classified loans (1)	$61,239	$54,085	$62,410	$71,076
Troubled debt restructured loans (2)	$6,360	$4,838	$1,236	$3,201
Total allowance related to non-accrual loans	$1,254	$1,192	$1,505	$3,341
Interest income recorded on non-accrual loans (3)	$156	$848	$666	$155
Non-accrual loans as a percentage of net loans receivable	3.46%	2.03%	2.67%	3.66%
Total non-performing loans as a % of net loans receivable	3.46%	2.04%	2.76%	3.66%
Allowance for loan losses (“ALLL”) as a percentage of non-performing loans	66.7%	108.1%	87.6%	80.1%
Total NPAs as a % of total assets (4)	2.28%	1.59%	2.30%	3.20%
Total NPAs as a % of tangible capital + ALLL (“Texas Ratio”) (4)	31.41%	22.30%	30.67%	37.84%
Loan delinquency ratio (30 days and over)	0.54%	0.55%	0.69%	0.33%

(1)	Classified loan totals are inclusive of non-performing loans and may also include troubled debt restructured loans, depending on the grading of these restructured loans.

(2)
Represents accruing restructured loans performing according to their modified terms. Restructured loans that are not performing according to their modified terms are included in non-accrual loans. No other funds are available for disbursement on restructured loans.

(3)	Interest income on non-accrual loans based on year-to-date interest totals

(4)	NPAs include both nonperforming loans and OREO.
     The $7.2 million increase in NPLs and classified loans from December 31, 2010 to March 31, 2011 primarily reflects the addition of one large land development credit relationship to both totals during the quarter. Resolution efforts are proceeding on this relationship, and management believes that additional loss exposure is minimal. The impacts of this credit masked continued improvements in other parts of the portfolio, particularly over the same time period one year ago. The Company’s special assets team continues to migrate loans through the collections process and has made steady progress in reducing classified and non-accrual loans through multiple management strategies, including borrower workouts, individual asset sales to local and regional investors, and a limited number of bulk sales and auctions of like properties. The Company continues to monitor its non-accrual loans closely and revalue the collateral on a periodic basis. This re-evaluation may create the need for additional write-downs or additional loss reserves on these assets. Loan delinquencies (30 days or more past due) were stable at 0.54% from 0.55% at year end and up slightly from the 0.33% rate in first quarter of 2010.

     The following tables summarize NPAs by type and geographic region, and provides trending information over the past year:
Nonperforming Asset Trending By Category

	March 31,	December 31,	September 30,	March 31,
	2011	2010	2010	2010
	(Dollars in thousands)
Commercial loans	$4,423	$3,859	$4,394	$5,282
Commercial real estate loans	4,935	4,354	4,882	6,766
Commercial construction loans	46	69	1,662	3,858
Land and land development loans	9,713	3,368	7,266	12,989
Agriculture loans	614	582	934	250
Multifamily loans	—	—	112	—
Residential real estate loans	2,181	3,213	3,524	4,040
Residential construction loans	111	112	2	1,173
Consumer loans	380	389	12	21

Total NPAs by Categories	$22,403	$15,946	$22,788	$34,379

				E. Oregon,			% of Loan
	North Idaho —	Magic		SW Idaho			Type to Total
NPAs by location	Eastern	Valley	Greater	Excluding			Non-Performing
March 31, 2011	Washington	Idaho	Boise Area	Boise	Other	Total	Assets
	(Dollars in thousands)
Commercial loans	$3,098	$500	$469	$330	$26	$4,423	19.7%
Commercial real estate loans	2,827	4	440	267	1,397	4,935	22.0%
Commercial construction loans	46	—	—	—	—	46	0.2%
Land and land development loans	9,161	42	250	94	166	9,713	43.4%
Agriculture loans	—	38	150	22	404	614	2.7%
Multifamily loans	—	—	—	—	—	—	0.0%
Residential real estate loans	1,593	99	213	125	151	2,181	9.8%
Residential construction loans	111	—	—	—	—	111	0.5%
Consumer loans	377	2	—	1	—	380	1.7%

Total	$17,213	$685	$1,522	$839	$2,144	$22,403	100.0%

Percent of total NPAs	76.8%	3.1%	6.8%	3.7%	9.6%	100.0%
Percent of NPAs to total loans in each region	5.4%	1.6%	2.5%	0.8%	7.8%	4.1%

				E. Oregon,			% of Loan
	North Idaho —	Magic		SW Idaho			Type to Total
NPAs by location	Eastern	Valley	Greater	Excluding			Non-Performing
December 31, 2010	Washington	Idaho	Boise Area	Boise	Other	Total	Assets
	(Dollars in thousands)
Commercial loans	$2,927	$415	$135	$352	$30	$3,859	24.2%
Commercial real estate loans	1,714	46	453	413	1,728	4,354	27.3%
Commercial construction loans	69	—	—	—	—	69	0.4%
Land and land development loans	2,600	49	250	269	200	3,368	21.1%
Agriculture loans	—	—	157	22	403	582	3.7%
Multifamily loans	—	—	—	—	—	—	0.0%
Residential real estate loans	2,013	102	652	259	187	3,213	20.2%
Residential construction loans	112	—	—	—	—	112	0.7%
Consumer loans	386	3	—	—	—	389	2.4%

Total	$9,821	$615	$1,647	$1,315	$2,548	$15,946	100.0%

Percent of total NPAs	61.6%	3.9%	10.3%	8.2%	16.0%	100.0%
Percent of NPAs to total loans in each region	3.0%	1.3%	2.5%	1.2%	9.7%	2.8%

     The volume of non-performing residential land and construction assets continues to be higher than other loan types, particularly with the addition of the one relationship noted above. However, the totals are down substantially from their peak and the Company anticipates continued improvement in future quarters. Non-performing commercial and commercial real estate loan balances have increased moderately from December 31, 2010, reflecting slower seasonal conditions in the northwest. The increases in these categories are largely offset by reductions in residential NPAs. The geographic breakout of NPAs reflects the stronger market presence the Company holds in Northern Idaho and Eastern Washington, aggressive reductions in non-performing assets in the greater Boise market through property sales and loan writedowns, and the addition of the larger relationship noted above. Even with the first quarter increase, the overall level of NPAs remains well below the average of the Company’s peer group.
     At March 31, 2011, and December 31, 2010 classified loans (loans with risk grades 6, 7 or 8) by loan type are as follows:

	March 31, 2011		Dec 31, 2010
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial loans	$14,971	24.4	$14,069	26.0
Commercial real estate loans	16,014	26.2	15,807	29.2
Commercial construction loans	7,831	12.8	7,832	14.5
Land and land development loans	14,099	23.0	8,040	14.9
Agriculture loans	2,018	3.3	2,380	4.4
Multifamily loans	—	—	—	—
Residential real estate loans	5,139	8.4	4,477	8.3
Residential construction loans	277	0.5	277	0.5
Consumer loans	890	1.4	1,203	2.2
Municipal loans	—	—	—	—

Total classified loans	$61,239	100.0	$54,085	100.0

     Classified loans are loans for which management believes it may experience some problems in obtaining repayment under the contractual terms of the loan, and are inclusive of the Company’s non-accrual loans. However, categorizing a loan as classified does not necessarily mean that the Company will experience any or significant loss of expected principal or interest.
     Classified loans increased during the first quarter largely as a result of the classification of the land development loan noted above. Still, the total $61.2 million in classified loans is well off the peak of $96.2 million reached in July 2009. During the quarter, commercial and residential classified loans increased, while agricultural and consumer classified loans decreased. In a challenging economic climate slower seasonal activity and the receipt of updated financial information tends to negatively impact first quarter classifications.
     As with NPAs, the geographical distribution of the Company’s classified loans reflects the distribution of the Company’s loan portfolio, with higher distributions in the “North Idaho/Eastern Washington” region, and decreased levels in southern Idaho. As noted above, the Company worked rapidly to reduce its exposure in the Greater Boise area, and the other southern Idaho regions have strong agri-business components. In general, the Company believes that its ultimate loss exposure to remaining classified loans in northern Idaho and eastern Washington will be less, because of stronger, local borrower relationships and generally higher real estate and other collateral values relative to the loan balances they are supporting.
     Local economies appear to be stabilizing in the region, with variations in the strength of various industry segments. Agriculture, manufacturing, technology, health-care and mining businesses are strong and improving, offset by continued weakness in the construction and government sectors. Full recovery in the region is likely to occur slowly and over a multi-year period. As such, management believes that classified loans and non-performing assets will likely remain elevated through the remainder of 2011 and into 2012, but at levels lower than those experienced in recent periods. In addition, loss exposure from these loans appears to have decreased significantly, and should continue to be lower than the heavy losses experienced in 2009 and 2010. Given market volatility and future uncertainties, as with all forward-looking statements, management cannot assure nor guarantee the accuracy of these future forecasts.

     Management continues to focus its efforts on managing and reducing the level of non-performing assets, classified loans and delinquencies. It uses a variety of analytical tools and an integrated stress testing program involving both qualitative and quantitative modeling to assess the current and projected state of its credit portfolio. The results of this program are integrated with the Company’s capital and liquidity modeling programs to manage and mitigate future risk in these areas as well. In 2010 and again in early 2011, the Company contracted with an independent loan review firm to further evaluate and provide independent analysis of our portfolio and make recommendations for portfolio management improvement. In particular, the review quantified and stratified the loans in the Bank’s portfolio based upon layered risk, product type, asset class, loans-to-one borrower, and geographic location. The purpose of the review was to provide an independent assessment of the potential imbedded risks and dollar exposure within the Bank’s loan portfolio. The original and updated scope included loans representing over 80% of the total loan portfolio and included specific asset evaluations and loss forecasts for the majority of the loan portfolio. The firm employed seasoned financial and commercial lending personnel to complete the individual loan reviews. Based on its initial evaluation of both external and internal loan review results, management did not believe that it needed to materially alter its 12-month forward loss projections, and results in the fifteen months since the first review have supported management’s perception. Based on the updated review, management again did not believe that it needed to materially alter its new 12-month forward loss projections, and actual losses in the first 3 months following the update have been lower than the amounts forecasted in the independent loan review. Management has and continues to incorporate a number of the recommendations made by the review firm into its ongoing credit management process.
     Other Income.
     The following table details dollar amount and percentage changes of certain categories of other income for the three months ended March 31, 2011 and 2010.

	March 31,		Percent	March 31,
	2011	% of	Change	2010	% of
Other Income	Amount	Total	Prev. Yr	Amount	Total
	(Dollars in thousands)
Fees and service charges	$1,670	63%	(1)%	$1,681	66%
Loan related fee income	575	22	(4)	599	24
BOLI income	89	3	(2)	91	4
Other-than-temporary credit impairment on investment securities	—	—	—	(19)	(1)
Net gain (loss) on sale of securities	—	—	—	53	2
Other income	329	12	179	118	5

Total	$2,663	100%	6%	$2,523	100%

     Total other income was $2.7 million, $2.7 million and $2.5 million for the three months ended March 31, 2011, December 31, 2010, and March 31, 2010, respectively.
     Fees and service charges earned on deposit, trust and investment accounts continue to be the Company’s primary sources of other income. Fees and service charges in the first quarter decreased by $82,000 from the sequential quarter and $11,000 from the previous year. Seasonal impacts on debit and other payment processing activity combined with lower overdraft fee income to produce the decrease from the sequential quarter. Stronger trust, investment and debit card activity largely offset lower overdraft income from the same period a year ago. Amidst an uncertain regulatory environment, the Company continues to build its trust and investment division, expand its cash management services, evaluate new fee structures and explore other new opportunities to offset potential decreases created by changing regulatory requirements, particularly the potential impacts of the Durbin amendment to the Dodd-Frank Act on the Company’s debit card income.
     Loan related fee income dropped by $200,000 and $24,000 from fourth and first quarter, 2010, respectively, as mortgage origination activity slowed in response to the end of the government home-buyer tax credit in 2010, higher interest rates, unseasonably cold weather conditions, and slower home purchasing activity. Activity picked up toward the end of the quarter, and the Company continues to build its servicing portfolio to improve customer service and provide a more stable source of fee income in the future.
     BOLI income was relatively flat from the prior year as yields were stable and the Company did not purchase or liquidate BOLI assets. The Company did not recognize any credit impairment on its securities portfolio during the quarter, as compared to impairment of $222,000 in the sequential quarter and $19,000 in the first quarter of 2010. Other non-interest income totaled $329,000 for the period ended March 31, 2011, up from $290,000 in the sequential quarter and $118,000 in the first quarter last year. The increase reflected higher pricing on the Company’s secured credit card deposit servicing contract.
     Operating Expenses.
     The following table details dollar amount and percentage changes of certain categories of other expense for the three months ended March 31, 2011 and March 31, 2010.

	March 31,		Percent	March 31,
	2011	% of	Change	2010	% of
Other Expense	Amount	Total	Prev. Yr	Amount	Total
	(Dollars in thousands)
Salaries and employee benefits	$4,947	51%	(15)%	$5,832	50%
Occupancy expense	1,787	18	(2)	1,828	16
Advertising	130	1	(41)	222	2
Fees and service charges	651	7	—	651	6
Printing, postage and supplies	337	3	(13)	389	3
Legal and accounting	235	2	(27)	324	3
FDIC assessment	445	5	(5)	469	4
OREO operations(1)	476	5	(54)	1,030	9
Other expense	732	8	(10)	815	7

Total	$9,740	100%	(16)%	$11,560	100%

(1)	Amount includes chargedowns and gains/losses on sale of OREO
     Operating expense for the first quarter of 2011 totaled $9.7 million, a decrease of $400,000 from the sequential quarter and a decrease of $1.8 million over first quarter 2010. The decreases from the sequential and prior year quarters reflect lower expenses in virtually all categories, with particularly strong reductions in compensation, OREO operations, and other expenses.
     Salaries and employee benefits expense decreased $885,000 or 15.2%, over the three month period last year as a result of planned staff reductions implemented throughout 2010 and first quarter 2011. The employee full time equivalent (“FTE”) number at March 2011 totaled 343, a reduction of 52 FTEs, or 13.2%, from March 2010. Severance expense for the first quarter 2011 was $8,000, as compared to $290,000 in the quarter ended March 31, 2010. The Company continues to suspend salary increases and bonus payments for executive officers, but reinstated merit increases for other employees in the first quarter of 2011. The Company continues to implement additional restructuring plans which should lead to further future reductions in compensation expense.
     Occupancy expenses decreased $41,000, or 2.2%, for the three month period ended March 31, 2011 compared to the same period one year ago. The decrease reflects lower depreciation and rent expense as a result of reduced purchases of software and equipment and the termination of equipment and administrative office leases no longer needed. These reductions offset an increase in heat and utilities and snow removal costs created by an unusually cold winter and spring. The Company continues to review asset and software purchases carefully and work with its vendors to lower costs, likely leading to additional future reductions in this area.
     The advertising expense decrease of $92,000 or 41.4% for the three month period compared to the same period one year ago is a result of reductions in general advertising and media expenses, as the Company has focused marketing efforts on more targeted audiences and reduced expenditures on broad print, yellow page and other media. Fees and service charges remained the same as last year’s first quarter, as lower collection, computer services and credit service fees offset increased debit card expense. Printing, postage and supplies decreased $52,000 for the three month period in comparison to last year’s total, as a result of lower check printing and statement rendering expenses. Legal and accounting fees decreased by $89,000 in comparison to the same three-month period in 2010 as the Company reduced expenditures on outside legal and consulting services related to loan collection and regulatory compliance.
     The $24,000 decrease in FDIC expenses for the three month period ended March 31, 2011 over last year primarily reflects lower deposit balances in the first quarter of 2011. Changes to the FDIC assessment formula, which take effect in the second quarter of 2011, are expected to produce additional reductions in this expense. OREO operations, related valuation adjustments and gain/loss on the sale of OREO decreased by $554,000 for the three month period over the same period last year, as a result of a substantial reduction in OREO balances and stabilizing property values.
     Other expenses decreased $83,000, or 10.2%, for the three month period over the same period last year, reflecting decreases in telecommunications, training, courier, and meeting expenses. The Company continues to evaluate opportunities for additional expense reduction in many of the categories included in this line item, and anticipates further reductions as the year progresses.
     The Company’s efficiency ratio (noninterest expense divided by the sum of net interest income and noninterest income) was 85.6% for the three months ended March 31, 2011, compared to 86.3% for the fourth quarter, 2010 and 105.7% for first quarter 2010. As noted above, the Company has been and continues to execute strategies to reduce controllable expenses to improve efficiency. However, conservative balance sheet practices, flat asset growth, net interest margin compression and higher credit-related expenses and FDIC insurance premiums have hampered efficiency gains. With economic conditions likely to remain challenging in the near future, the Company continues to lower its interest expense and is executing additional efficiency and cost-cutting efforts. Management anticipates that as it completes the action plans developed under prior initiatives and undertakes its new plans, the efficiency and expense ratios will improve. Stabilization and improvement in economic conditions in the future should also improve efficiency, as net interest income rebounds and credit-related costs subside.
     Income Tax Provision.
     Because pre-tax income was near break-even and the Company had previously recorded a non-cash valuation allowance against the Company’s deferred tax assets (DTA), it did not record an income tax provision for the first quarter. No provision was recorded in the fourth quarter of last year, and a $3.1 million tax benefit was recorded in the first quarter of 2010. The effective tax rates used to calculate the tax provision or benefit were 0.0%, 0.0% and 42.0% for the quarters ended March 31, 2011, December 31, 2010, and March 31, 2010, respectively. At March 31, 2011, Intermountain assessed whether it was more likely than not that it would realize the benefits of its deferred tax asset. Intermountain determined that the negative evidence associated with a three-year cumulative loss for the period ended December 31, 2010, and challenging economic conditions continued to outweigh the positive evidence. Therefore, Intermountain maintained a valuation allowance of $8.8 million against its deferred tax asset. The company analyzes the deferred tax asset on a quarterly basis and may recapture a portion or all of this allowance depending on future profitability. Including the valuation allowance, Intermountain had a net deferred tax asset of $15.3 million as of March 31, 2011, compared to a net deferred tax asset of $15.2 million as of December 31, 2010.
     Intermountain uses an estimate of future earnings and tax planning strategies to determine whether or not the benefit of its net deferred tax asset will be realized. Two different scenarios are used and the results of the two are probability weighted and averaged together to determine both the need for a valuation allowance and the size of the allowance. In conducting this analysis, management has assumed economic conditions will continue to be challenging in 2011, followed by gradual improvement in the ensuing years. These assumptions are in line with both national and regional economic forecasts. As such, its estimates include elevated credit losses in 2011, but at lower levels than those experienced in 2009 and 2010, followed by improvement in ensuing years as the economy improves and the Company’s loan portfolio turns over. It also assumes improving net interest margins beginning in late 2011, as it is able to convert some of its cash position to higher yielding instruments, and reductions in operating expenses as credit costs abate and its other cost reduction strategies continue.
     As noted above, the completion of the $70 million capital raise is likely to trigger Internal Revenue Code Section 382 limitations on the amount of tax benefit from net operating loss carryforwards that the Company can recapture annually, because of the planned level of investments by several of the larger investors. This could impact the amount and timing of the recapture of the valuation allowance, largely depending on the level of market interest rates and the fair value of the Company’s balance sheet at the time the planned offering is completed. See Part II — Other Information, Section 1A. Risk Factors.
Financial Position
     Assets. At March 31, 2011, Intermountain’s assets were $980.9 million, down $24.2 million from $1.0 billion at December 31, 2010. During this period, decreases in loans receivable, and investments available for sale were partially offset by increases in cash and cash equivalents. Given the challenging economic climate, the Company does not anticipate strong organic asset growth in the near future, and continues to maintain a conservative balance sheet, with high levels of cash and cash equivalents. However, management believes that some conversion of cash to the loan and investment portfolios is now prudent and is pursuing opportunities to do so.
     Investments. Intermountain’s investment portfolio at March 31, 2011 was $195.7 million, a decrease of $9.6 million from the December 31, 2010 balance of $205.3 million. The decrease was primarily due to normal principal paydowns of both unguaranteed and agency-guaranteed mortgage backed securities (“MBS”) during the quarter. New purchase activity was limited, as the Company evaluated a larger purchase plan that it began executing near the end of the quarter to convert some of its cash position to higher yielding investment securities. As part of this plan, it purchased $40 million in new agency-guaranteed and municipal securities after quarter end. Management remains cautious about the potential for rising rates and continues to maintain short portfolio duration with strong regular incoming cash flows. As of March 31, 2011, the balance of the unrealized loss on investment securities, net of federal income taxes, was $0.7 million, compared to an unrealized loss at December 31, 2010 of $0.8 million. Illiquid markets for some of the Company’s unguaranteed securities produced the unrealized loss for both periods, but was mostly offset in recent periods by unrecognized gains on many of its agency-guaranteed securities.
          The Company currently holds two residential MBS, with an unpaid balance totaling $10.2 million that are determined to have other than temporary impairments (“OTTI”), as detailed in the table below:

				Cumulative	Cumulative
				OTTI Credit	OTTI Impairment
	Principal	Fair	Unrealized	Loss Recorded in	Loss Recorded in
Security Issuer	Balance	Value	(Loss) Gain	Income	OCI
Security 1	$3,032	$1,964	$515	$(947)	$(805)
Security 2	7,146	5,391	(169)	(407)	(1,122)

Total	$10,178	$7,355	$346	$(1,354)	$(1,927)
     As noted in the table above, impairment for these two securities totals $3.3 million, of which $1.4 million has been recorded as credit loss impairment in income and the remainder in other comprehensive income. The Company did not record additional credit loss impairment for either security in the first quarter of 2011. At this time, the Company anticipates holding the two securities until their value is recovered or until maturity, and will continue to adjust its net income and other comprehensive income (loss) to reflect potential future credit loss impairments and the security’s market value. The Company calculated the credit loss charges against earnings each quarter by subtracting the estimated present value of future cash flows on the securities from their amortized cost less the total of previous credit loss impairment at the end of each period.
     Loans Receivable. At March 31, 2011 net loans receivable totaled $540.6 million, down $22.6 million or 4.0% from $563.2 million at December 31, 2010. The decrease reflected the payoff of one large participated credit, seasonal paydowns in the Company’s commercial and agricultural portfolios, and liquidation of problem credits. Activity and balances rebounded slightly in the month of March.
     During the three months ended March 31, 2011, total loan originations were $82.8 million compared to $92.8 million for the prior year’s comparable period, reflecting continuing muted borrowing demand in the Company’s markets. As part of its Powered By Community initiative, the Company continues to market residential and commercial lending programs to help ensure the credit needs of its communities are met. In particular, it is pursuing attractive small and mid-market commercial credits, originating commercial real estate loans to strong borrowers at lower real estate prices, pursuing municipal and non-profit organization lending opportunities, originating mortgage loans to strong borrowers at conservative loan-to-values, diversifying its agricultural portfolio, and expanding its already strong government-guaranteed loan marketing efforts. These efforts have been reasonably successful, but have not been sufficient to offset the substantial and intentional reduction in the Company’s land development and construction portfolios and the sizeable reduction in overall borrowing demand. However, the loan pipeline at the end of the quarter indicated moderately stronger future lending demand than the Company has experienced in recent quarters.
     The following table sets forth the composition of Intermountain’s loan portfolio at the dates indicated. Loan balances exclude deferred loan origination costs and fees and allowances for loan losses.

	March 31, 2011		December 31, 2010
	Amount	%	Amount	%
	(Dollars in thousands)
Commercial loans	$118,396	21.4	$122,656	21.3
Commercial real estate loans	169,888	30.7	175,559	30.5
Commercial construction loans	18,579	3.4	17,951	3.1
Land and land development loans	58,086	10.5	60,962	10.6
Agriculture loans	77,098	13.9	87,364	15.2
Multifamily loans	26,253	4.8	26,417	4.6
Residential real estate loans	61,854	11.2	60,872	10.6
Residential construction loans	3,537	0.6	3,219	0.6
Consumer loans	13,014	2.4	14,095	2.4
Municipal loans	6,383	1.1	6,528	1.1

Total loans	553,088	100.0	575,623	100.0

Allowance for loan losses	(12,482)		(12,455)
Deferred loan fees, net of direct origination costs	8		60

Loans receivable, net	$540,614		$563,228

Weighted average interest rate	5.97%		6.04%

     As noted above, reductions in the commercial and agricultural portfolios largely reflected normal seasonal paydowns, although strong market conditions have also lowered agricultural borrowing needs in general. The decrease in commercial real estate was largely reflective of the payoff of one participated credit, which management believes can be replaced with similar credits with lower risk exposure. Most other categories were unchanged or slightly lower, continuing to reflect slow economic conditions.
     The commercial portfolio is diversified by industry with a variety of small business customers that have held up relatively well during this economic downturn. As slow economic conditions continue, however, the Company has experienced a moderate increase in stress in this portfolio. Most of the commercial credits are smaller, however, and Intermountain carries a higher proportion of SBA and USDA guaranteed loans than many of its peers, reducing the overall risk in this portfolio. Commercial customers remain very cautious in the current market, delaying expansionary efforts, maintaining high levels of cash, and limiting borrowing activity.
     The commercial real estate portfolio is also well-diversified and consists of a mix of owner and non-owner occupied properties, with relatively few true non-owner-occupied investment properties. The Company has lower concentrations in this segment than most of its peers, and has underwritten these properties cautiously. In particular, it has limited exposure to speculative investment office buildings and retail strip malls, two of the higher risk segments in this category. While tough economic conditions continue to heighten the risk in this portfolio, it continues to perform well with relatively low delinquency and loss rates. The Company believes it has some opportunity to increase prudent lending in this area, as real estate valuations have decreased and remaining borrowers are likely to have stronger credit profiles.
     Most agricultural markets continue to perform very well, and the Company has very limited exposure to the severely impacted dairy market. The sector has performed so well that many of its best borrowing customers are using excess cash generated over the past couple of years to reduce their overall borrowing position. As production costs increase, borrowing activity may pick up in this sector.
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

Geographic Distribution
     As of March 31, 2011, the Company’s loan portfolio by loan type and geographical market area was:

				E. Oregon,			% of Loan
	North Idaho —	Magic	Greater	SW Idaho,			type to
	Eastern	Valley	Boise	excluding			total
Loan Portfolio by Location	Washington	Idaho	Area	Boise	Other	Total	loans
	(Dollars in thousands)
Commercial loans	$78,505	$8,941	$10,977	$18,076	$1,897	$118,396	21.4%
Commercial real estate loans	113,352	11,644	17,751	16,086	11,055	169,888	30.7%
Commercial construction loans	7,130	3,306	8,143	—	—	18,579	3.4%
Land and land development loans	44,605	4,414	5,749	1,777	1,541	58,086	10.5%
Agriculture loans	1,572	5,074	13,799	54,854	1,799	77,098	13.9%
Multifamily loans	18,109	—	718	—	7,426	26,253	4.8%
Residential real estate loans	41,616	5,198	3,153	8,463	3,424	61,854	11.2%
Residential construction loans	2,565	325	98	549	—	3,537	0.6%
Consumer loans	7,290	1,380	1,172	2,712	460	13,014	2.4%
Municipal loans	4,848	1,535	—	—	—	6,383	1.1%

Total	$319,592	$41,817	$61,560	$102,517	$27,602	$553,088	100.0%

Percent of total loans in geographic area	57.8%	7.6%	11.1%	18.5%	5.0%	100.0%
Percent of total loans where real estate is the primary collateral	71.3%	63.9%	61.3%	40.3%	85.8%	64.6%
     As of December 31, 2010, the Company’s loan portfolio by loan type and geographical market area was:

				E. Oregon,			% of Loan
	North Idaho —	Magic	Greater	SW Idaho,			type to
	Eastern	Valley	Boise	excluding			total
Loan Portfolio by Location	Washington	Idaho	Area	Boise	Other	Total	loans
	(Dollars in thousands)
Commercial loans	$81,916	$9,572	$10,747	$18,865	$1,556	$122,656	21.3%
Commercial real estate loans	115,721	14,536	18,295	17,465	9,542	175,559	30.5%
Commercial construction loans	6,738	3,070	8,143	—	—	17,951	3.1%
Land and land development loans	47,197	4,421	5,944	1,904	1,496	60,962	10.6%
Agriculture loans	1,609	7,302	16,754	59,575	2,124	87,364	15.2%
Multifamily loans	18,205	—	725	—	7,487	26,417	4.6%
Residential real estate loans	39,482	5,795	3,582	8,248	3,765	60,872	10.6%
Residential construction loans	2,594	287	7	331	—	3,219	0.6%
Consumer loans	7,802	1,580	1,318	2,960	435	14,095	2.4%
Municipal loans	4,955	1,573	—	—	—	6,528	1.1%

Total	$326,219	$48,136	$65,515	$109,348	$26,405	$575,623	100.0%

Percent of total loans in geographic area	56.4%	8.4%	11.5%	19.1%	4.6%	100.0%
Percent of total loans where real estate is the primary collateral	70.6%	64.5%	59.5%	40.2%	85.4%	63.7%
     As illustrated, 58% of the Company’s loans are in north Idaho and eastern Washington, with the next highest percentage in the rural markets of southwest Idaho outside of Boise. Although economic trends and real estate valuations have worsened in these market areas, portfolio loss rates have still been lower than in the Boise area or other areas of the country. This reflects the differing economies in these areas, generally more conservative lending and borrowing norms, longer-term customers, and more restrained building and development activity. In particular, large national and regional developers and builders did not enter and subsequently exit these markets. The southwest Idaho and Magic Valley markets are largely agricultural areas which have not seen levels of price appreciation or depreciation as steep as other areas over the last few years. The “Other” category noted above largely represents loans made to local borrowers where the collateral is located outside the Company’s communities. The mix in this category is relatively diverse, with the highest proportions in Oregon, Washington, California, Nevada and Arizona, but no single state comprising more than 33.2% of this total or 1.7% of the total loan portfolio.
     Participation loans where Intermountain purchased part of the loan and was not the lead bank totaled $15.4 million at March 31, 2011. $7.1 million of the total is a condominium project in Boise that is currently classified, but is being managed very closely, and for which no loss is expected. The remaining loans are all within the Company’s footprint and management believes they do not present significant risk at this time.
     The following table sets forth the composition of Intermountain’s loan originations for the periods indicated.

	Three Months Ended March 31,
	2011	2010	% Change
	(Dollars in thousands)
Commercial loans	$24,973	$30,160	(17.2)
Commercial real estate loans	1,766	9,341	(81.1)
Commercial construction loans	—	6,740	(100.0)
Land and land development loans	644	1,070	(39.8)
Agriculture loans	18,408	26,502	(30.5)
Multifamily loans	—	—	(0.0)
Residential real estate loans	18,567	17,263	7.6
Residential construction loans	700	603	16.1
Consumer	947	1,095	(13.5)
Municipal	16,770	—	100.0

Total loans originated	$82,775	$92,774	(10.8)

     2011 origination activity reflects the muted borrowing demand from commercial, commercial real estate and agricultural customers in the current environment, as potential borrowers remain very cautious about pursuing new real estate purchase, expansion or construction activities, and as agricultural customers experience strong cash flow. Municipal activity picked up in the first quarter, as the Company originated several larger local government loans, and residential activity improved slightly. Management believes that loan demand will pick up moderately as economic conditions improve and customers begin to expand operations again. However, competition for qualified borrowers is likely to remain fierce and favor those banks with low-cost funding structures and strong relationship networks.
     Office Properties and Equipment. Office properties and equipment decreased 1.7% to $40.0 million at March 31, 2011 from year end as a result of depreciation recorded for the three months ended March 31, 2011. Reflecting efficiencies gained from prior infrastructure investments, the Company has been able to reduce its recent hardware, software and equipment purchases.
     Other Real Estate Owned. Other real estate owned decreased by $743,000, or 16.8% to $3.7 million at March 31, 2011 from December 31, 2010. The Company has sold 17 properties totaling $1.3 million and written off $0.4 million since December 31, 2010, partially offset by the addition of 10 properties totaling $0.9 million for the quarter ended March 31, 2011. A total of 43 properties remained in the OREO portfolio at quarter end, consisting of $1.5 million in construction and land development properties, $0.8 million in commercial real estate properties, and $1.4 million in residential real estate. Overall, the Company’s current OREO portfolio is lower than most of its peer group. The Company continues to actively market and liquidate its OREO properties, although balances at the end of June 30, 2011 are likely to increase as part of the large credit relationship noted above migrates into OREO. After June, management anticipates further reduction in the total in the future. The following table details OREO activity during the most recent quarter.
Other Real Estate Owned Activity

	2011	2010
	(Dollars in thousands)
Balance, beginning of period, January 1	$4,429	$11,538
Additions to OREO	888	2,461
Proceeds from sale of OREO	(1,270)	(1,684)
Valuation Adjustments in the period(1)	(361)	(777)

Balance, end of period, March 31	$3,686	$11,538

(1)	Amount includes chargedowns and gains/losses on sale of OREO
     Intangible Assets. Intangible assets now consist only of a small core deposit intangible derived from prior acquisitions and amortizing down as time progresses.

     BOLI and All Other Assets. Bank-owned life insurance (“BOLI”) and other assets decreased to $36.9 million at March 31, 2011 from $37.9 million at December 31, 2010. The deferred tax asset, net of the valuation allowance noted above, comprises $15.3 million of this balance and remained stable during the quarter. Accrued interest receivable and prepaid items comprise the bulk of the remainder of these assets.
     Deposits. Total deposits decreased $11.2 million to $767.6 million at March 31, 2011 from $778.8 million at December 31, 2010, as increases in money market accounts were offset by planned decreases in brokered and retail certificates of deposit (“CDs”). The Company continues to focus on increasing its transaction account balances, lowering its cost of funds, and moving CD customers seeking higher yields into our investment products. Historically, the Company experiences its weakest deposit demand during the first five months of the year, as business, agricultural and retail customers use funds to offset weaker seasonal conditions, begin the agricultural cycle and pay taxes. Overall, transaction account deposits comprised 65.4% of total deposits at March 31, 2011, up from 61.9% a year ago, and 63.7% at year-end, 2010. Brokered CDs declined $4.0 million during the three months ended March 31, 2011, and $13.5 million in the past 12 months.
     The following table sets forth the composition of Intermountain’s deposits at the dates indicated.

	March 31, 2011		December 31, 2010
	Amount	%	Amount	%
	(Dollars in thousands)
Non-interest bearing demand accounts	$168,151	21.9	$168,519	21.6
NOW and money market 0.0% to 4.65%	333,757	43.5	327,891	42.1
Savings and IRA 0.0% to 5.75%	75,858	9.9	75,387	9.7
Certificate of deposit accounts (CDs)	72,067	9.4	79,533	10.2
Jumbo CDs	67,336	8.7	77,685	10.0
Brokered CDs	36,899	4.8	40,899	5.3
CDARS CDs to local customers	13,573	1.8	8,919	1.1

Total deposits	$767,641	100.0	$778,833	100.0

Weighted average interest rate on certificates of deposit		1.62%		1.66%
Core Deposits as a percentage of total deposits (1)		84.1%		83.2%
Deposits generated from the Company’s market area as a % of total deposits		95.2%		94.8%

(1)	Core deposits consist of non-interest bearing checking, money market checking, savings accounts, and certificate of deposit accounts of less than $100,000 (excluding public deposits).
     The Company’s strong local, core funding base, high percentage of checking, money market and savings balances and careful management of its brokered CD funding provide lower-cost, more reliable funding to the Company than many of its peers and add to the liquidity strength of the Bank. Maintaining the local funding base at a reasonable cost remains a critical priority for the Company’s management and production staff. The Company uses a combination of proactive branch staff efforts and a dedicated team of deposit sales specialists to target and grow low-cost deposit balances. It emphasizes personalized service, local community involvement and targeted campaigns to generate deposits, rather than media campaigns or advertised rate specials.
     Deposits by location are as follows (dollars in thousands):

	March 31,	% of total	December 31,	% of total	March 31,	% of total
Deposits by Location	2011	deposits	2010	deposits	2010	deposits
North Idaho — Eastern Washington	$364,055	47.5	$374,173	48.0	$400,320	48.5
Magic Valley Idaho	68,669	8.9	68,870	8.8	69,523	8.4
Greater Boise Area	72,993	9.5	79,697	10.2	78,830	9.5
Southwest Idaho — Oregon, excluding Boise	164,307	21.4	165,505	21.3	167,534	20.3
Administration, Secured Savings	97,617	12.7	90,588	11.7	109,799	13.3

Total	$767,641	100.0	$778,833	100.0	$826,006	100.0

     The Company attempts to, and has been successful in balancing loan and deposit growth in each of the market areas it serves. While northern Idaho and eastern Washington deposits currently exceed those in the Company’s southern Idaho and eastern Oregon markets, deposits in these newer markets have been growing rapidly over the past few years. The Company’s deposit market share has grown significantly over the past ten years, and it now ranks second in overall market share in its core markets. Intermountain continues to be the deposit market share leader in five of the eleven counties in which it operates.
     Borrowings. Deposit accounts are Intermountain’s primary source of funds. Intermountain also relies upon advances from the Federal Home Loan Bank of Seattle, repurchase agreements and other borrowings to supplement its funding, reduce its overall cost of funds, and to meet deposit withdrawal requirements. These borrowings totaled $142.8 million and $155.6 million at March 31, 2011 and December 31, 2010, respectively. The decrease from year end reflects normal seasonal reductions in municipal repurchase balances as counties, cities and school districts use tax funds received in December and January to fund operations as the quarter progresses.
Interest Rate Risk
     The results of operations for financial institutions may be materially and adversely affected by changes in prevailing economic conditions, including rapid changes in interest rates, declines in real estate market values and the monetary and fiscal policies of the federal government. Like all financial institutions, Intermountain’s net interest income and its NPV (the net present value of financial assets, liabilities and off-balance sheet contracts), are subject to fluctuations in interest rates. Intermountain utilizes various tools to assess and manage interest rate risk, including an internal income simulation model that seeks to estimate the impact of various rate changes on the net interest income and net income of the bank. This model is validated by comparing results against various third-party estimations. Currently, the model and third-party estimates indicate that Intermountain’s interest rate profile is neutral to slightly asset-sensitive. An asset-sensitive bank generally sees improved net interest income and net income in a rising rate environment, as its assets reprice more rapidly and/or to a greater degree than its liabilities. The opposite is true in a falling interest rate environment. When market rates fall, an asset-sensitive bank tends to see declining income. The Company has become less asset-sensitive over the preceding year, as many of its variable-rate loans have hit contractual floors and the duration of its liability portfolio has shortened.
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
     Additionally, the extent to which borrowers prepay loans is affected by prevailing interest rates. When interest rates increase, borrowers are less likely to prepay loans. When interest rates decrease, borrowers are generally more likely to prepay loans. Prepayment speeds accelerated in 2009 and most of 2010, as borrowers refinanced into lower rates, paid down debt to improve their financial position, or liquidated assets as part of problem loan work-out strategies. Since the end of the third quarter of 2010, however, prepayment speeds have slowed and stabilized, generally reflecting higher long-term interest rates. Prepayments may affect the levels of loans retained in an institution’s portfolio, as well as its net interest income. Prepayments are likely to slow further in future periods as the economy improves and rates begin rising. Intermountain maintains an asset and liability management program intended to manage net interest income through interest rate cycles and to protect its income by controlling its exposure to changing interest rates.
     On the liability side, Intermountain seeks to manage its interest rate risk exposure by maintaining a relatively high percentage of non-interest bearing demand deposits, interest-bearing demand deposits, savings and money market accounts. These instruments tend to lag changes in market rates and may afford the Bank more protection in increasing interest rate environments, but can also be changed relatively quickly in a declining rate environment. The Bank utilizes various deposit pricing strategies and other borrowing sources to manage its rate risk. As noted above, the duration of the Company’s liabilities have generally shortened over the past 18 months, as customers have preferred shorter-term deposit products and the Company has not replaced longer-term brokered and wholesale funding instruments as they have come due.
     Intermountain uses a simulation model designed to measure the sensitivity of net interest income and net income to changes in interest rates. This simulation model is designed to enable Intermountain to generate a forecast of net interest income and net income given various interest rate forecasts and alternative strategies. The model is also designed to measure the anticipated impact that prepayment risk, basis risk, customer maturity preferences, volumes of new business and changes in the relationship between long-

term and short-term interest rates have on the performance of Intermountain. The results of modeling indicate that the estimated impact of changing rates on net interest income in a 100 and 300 basis point upward adjustment and a 100 basis point downward adjustment in market interest rates are within the guidelines established by management. While the impacts on net income of an upward 100 basis point market rate adjustment is also within the established guidelines, the net income increase in a 300 basis point upward adjustment and the net income decrease in a downward 100 basis point adjustment are above the guidelines. The current scenario analysis for net income has been impacted by the unusual current and prior year operating results of the Company, which increases the impact of both upward and downward adjustments on the percentage increase and decrease. Given this, management has tended to place more reliance on the net interest income and economic value of equity modeling.
     Intermountain is continuing to pursue strategies to manage the level of its interest rate risk while increasing its long-term net interest income and net income: 1) through the origination and retention of a diversified mix of variable and fixed-rate consumer, business banking, commercial real estate loans, and residential loans which generally have higher yields than alternative investments; 2) by prudently managing its investment portfolio to provide relative stability in the face of changing rate environments; and 3) by increasing the level of its core deposits, which are generally a lower-cost, less rate-sensitive funding source than wholesale borrowings. There can be no assurance that Intermountain will be successful implementing any of these strategies or that, if these strategies are implemented, they will have the intended effect of reducing interest rate risk or increasing net interest income.
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
     Deposits decreased to $767.6 million at March 31, 2011 from $778.8 million at December 31, 2010, with the largest decreases in brokered and retail CDs. Repurchase agreements also decreased by $12.9 million, reflecting normal seasonal fluctuations. Decreases in loan and investment security balances offset the largely planned reduction in deposits and the seasonal decrease in repurchase agreements, resulting in an increase of $12.1 million in the Company’s cash position at March 31, 2011 from year end, 2010.
     During the three months ended March 31, 2011, cash provided by investing activities consisted primarily of the decrease in loans receivable and principal payments of available-for-sale investment securities. During the same period, cash used by financing activities consisted primarily of decreases in certificates of deposits and repurchase agreements.
     Securities sold subject to repurchase agreements totaled $92.2 million at March 31, 2011. These borrowings are required to be collateralized by investments with a market value exceeding the face value of the borrowings. Under certain circumstances, Intermountain could be required to pledge additional securities or reduce the borrowings.
     Intermountain’s credit line with FHLB Seattle provides for borrowings up to a percentage of its total assets subject to general collateralization requirements. At March 31, 2011, the Company’s FHLB Seattle credit line represented a total borrowing capacity of approximately $119.0 million, of which $36.6 million was being utilized. Additional collateralized funding availability at the Federal Reserve totaled $18.9 million. Both of these collateral secured lines could be expanded more with the placement of additional collateral. Overnight-unsecured borrowing lines have been established at US Bank and Pacific Coast Bankers Bank (“PCBB”). At March 31, 2011, the Company had approximately $35.0 million of overnight funding available from its unsecured correspondent banking sources. In addition, up to $1.0 million in funding is available on a semiannual basis from the State of Idaho in the form of negotiated certificates of deposit.
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
     Liquidity for the parent Company depends substantially on dividends from the Bank. As discussed more fully in “Risk Factors”, the Bank is currently prohibited from paying dividends to the parent Company without prior regulatory approval. The other primary sources of liquidity for the Parent Company are capital or borrowings. Management projects that current resources will be sufficient to meet the parent Company’s projected funding needs until June 2011, and has announced the signing of securities purchase agreements to raise an additional $70 million in capital, as noted in the “Capital Resources” section noted below.
Capital Resources
     Intermountain’s total stockholders’ equity was $59.1 million at March 31, 2011, compared with $59.4 million at December 31, 2010. The decrease in total stockholders’ equity was primarily due to the accrual of preferred stock dividends, as the Company’s operating results were break-even. At March 31, 2011, Intermountain had unrealized losses of $660,000 (including cumulative OTTI recognized through other comprehensive income), net of related income taxes, on investments classified as available-for-sale and $419,000 in unrealized losses on cash flow hedges, net of related income taxes, as compared to unrealized losses of $797.000, net of related income taxes, on investments classified as available-for-sale and $432,000 unrealized losses on cash flow hedges at December 31, 2010. Stockholders’ equity was 6.0% of total assets at March 31, 2011 and 5.9% at December 31, 2010. Tangible stockholders’ equity as a percentage of tangible assets was 6.0% for March 31, 2011 and 5.9% for December 31, 2010. Tangible common equity as a percentage of tangible assets was 3.4% for March 31, 2011 and 3.3% for December 31, 2010.
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
     Intermountain issued and has outstanding $16.5 million of Trust Preferred Securities. The indenture governing the Trust Preferred Securities limits the ability of Intermountain under certain circumstances to pay dividends or to make other capital distributions. The Trust Preferred Securities are treated as debt of Intermountain. These Trust Preferred Securities can be called for redemption beginning in March 2008 by the Company at 100% of the aggregate principal plus accrued and unpaid interest. See Note 6 of “Notes to Consolidated Financial Statements.”
     On April 6, 2011, the Company announced that it had entered into securities purchase agreements with certain accredited investors (“Investors”), pursuant to which it expects to raise aggregate gross proceeds of $70 million, subject to bank regulatory approvals and confirmations and satisfaction of other customary closing conditions, through the issuance and sale of 70 million shares of common stock at $1.00 per share. The Company also plans to conduct a $5 million rights offering after the closing of the capital raise that will allow existing shareholders to purchase common shares at the same purchase price per share as the Investors. Certain Investors have agreed, subject to applicable regulatory limitations, to purchase shares any existing shareholders do not purchase in the rights offering. The Company expects to use the proceeds from the capital raise and the rights offering to make capital contributions to and strengthen the balance sheet of the Bank, for other general corporate purposes and as otherwise provided for in the agreements. The Company presently expects the transaction to close as early as the second quarter.

     Intermountain and the Bank are required by applicable regulations to maintain certain minimum capital levels and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier I capital to average assets. At March 31, 2011 Intermountain exceeded the minimum published regulatory capital requirements to be considered “well-capitalized” pursuant to Federal Financial Institutions Examination Council “FFIEC” regulations. However, the Bank executed an informal agreement with its primary regulators in the first quarter of 2010 which among other conditions, required the Bank to increase its capital by $30 million by June 16, 2010 and maintain a 10% Tier 1 capital to average assets ratio. Although the Company was not able to meet the capital requirements by the June 16, 2010 deadline, successful completion of the capital raise noted above would satisfy these conditions. However, there can be no assurance that all closing conditions will be satisfied and the transactions will close as expected.
     The following tables set forth the amounts and ratios regarding actual and minimum published core Tier 1 risk-based and total risk-based capital requirements, together with the published amounts and ratios required in order to meet the definition of a “well-capitalized” institution as reported on the quarterly Federal Financial Institutions Examination Council “FFIEC” call report at March 31, 2011.

					Well-Capitalized
	Actual		Capital Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets):
The Company	$75,435	11.65%	$51,809	8%	$64,761	10%
Panhandle State Bank	80,204	12.38%	51,810	8%	64,763	10%
Tier I capital (to risk-weighted assets):
The Company	67,285	10.39%	25,904	4%	38,857	6%
Panhandle State Bank	72,054	11.13%	25,905	4%	38,858	6%
Tier I capital (to average assets):
The Company	67,285	6.79%	39,662	4%	49,578	5%
Panhandle State Bank	72,054	7.27%	39,635	4%	49,544	5%
     Reflecting the Company’s ongoing strategy to prudently manage through the current economic cycle, the decision to maximize equity and liquidity at the Bank level has correspondingly reduced cash available at the parent Company. Consequently, to conserve liquid assets, in December 2009 the Company decided to defer regularly scheduled interest payments on its outstanding Junior Subordinated Debentures related to its Trust Preferred Securities (“TRUPS Debentures”), and regular quarterly cash dividend payments on its preferred stock held by the U.S. Treasury. The Company is permitted to defer payments of interest on the TRUPS Debentures for up to 20 consecutive quarterly periods without default. During the deferral period, the Company may not pay any dividends or distributions on, or redeem, purchase or acquire, or make a liquidation payment with respect to the Company’s capital stock, or make any payment of principal or interest on, or repay, repurchase or redeem any debt securities of the Company that rank equally or junior to the TRUPS Debentures. Under the terms of the preferred stock, if the Company does not pay dividends for six quarterly dividend periods (whether or not consecutive), Treasury would be entitled to appoint two members to the Company’s board of directors. The sixth payment deferral will likely occur in May, 2011, allowing Treasury the contractual right to appoint the two directors. Deferred payments compound for both the TRUPS Debentures and preferred stock. Although these expenses will be accrued on the consolidated income statements for the Company, deferring these interest and dividend payments preserves approximately $477,000 per quarter in cash for the Company.
     Notwithstanding the deferral of interest and dividend payments, the Company fully intends to meet all of its obligations to the Treasury and holders of the TRUPS Debentures as quickly as it is prudent to do so, which could occur promptly following the closing of the Company’s capital raise described above if it closes as expected and upon approval of the Company’s primary regulators.
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
Tabular Disclosure of Contractual Obligations
     The following table represents the Company’s on-and-off balance sheet aggregate contractual obligations to make future payments as of March 31, 2011.

	Payments Due by Period
		Less than	1 to	Over 3 to	More than
	Total	1 Year	3 Years	5 Years	5 Years
	(in thousands)
Long-term debt(1)	$59,049	$1,190	$26,607	$5,158	$26,094
Short-term debt	97,275	97,275	—	—	—
Capital lease obligations	—	—	—	—	—
Operating lease obligations(2)	13,514	1,077	1,677	1,578	9,182
Direct financing obligations(3)	33,725	1,635	3,270	3,434	25,386

Total	$203,563	$101,177	$31,554	$10,170	$60,662

(1)	Includes interest payments related to long-term debt agreements.

(2)
Excludes recurring accounts payable, accrued expenses and other liabilities, repurchase agreements and customer deposits, all of which are recorded on the registrant’s balance sheet. See Notes 6 and 7 of Notes to Consolidated Financial Statements.

(3)	Sandpoint Center Building lease payments related to direct financing transaction executed in August 2009.
New Accounting Pronouncements
In July 2010, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2010-20,“Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This update amends codification topic 310 on receivables to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. This guidance was phased in, with the new disclosure requirements for period end balances effective as of December 31, 2010, and the new disclosure requirements for activity during the reporting period effective March 31, 2011. The troubled debt restructuring disclosures in this ASU have been delayed by ASU 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20,” which was issued in January 2011.
In April 2011, the FASB issued ASU 2011-2, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” This update to codification topic 310 provides guidance for what constitutes a concession, as well as clarity for determining whether a debtor is experiencing financial difficulties. The amendments in this update are effective for the Company on July 1, 2011, with retrospective application from January 1, 2011. This update is not expected to have a material effect on the Company’s consolidated financial statements.
Forward-Looking Statements
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
     This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plans ,objectives, expectations and intentions that are not historical facts, and other statements identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “will likely”, “should,” “projects,” “seeks,” “estimates” or words of similar meaning. These forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. In addition to the factors set forth in the sections titled “Risk Factors,” “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as applicable, in this report and our Annual Report on Form 10-K for the year ended December 31, 2010, the following factors, among others, could cause actual results to differ materially from the anticipated results:
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

•
applicable laws and regulations and legislative or regulatory changes, including the ultimate financial and operational burden of financial regulatory reform legislation and related regulations and the restrictions imposed on participants in the Troubled Asset Relief Program (“TARP”) Capital Purchase Program, including the impact of executive compensation restrictions, which may affect our ability to retain and recruit executives in competition with other firms who do not operate under those restrictions;

•	inflation and interest rate levels, and market and monetary fluctuations;

•	the risks associated with lending and potential adverse changes in credit quality;

•	changes in market interest rates and spreads, which could adversely affect our net interest income and profitability;

•	increased delinquency rates;

•	trade, monetary and fiscal policies and laws, including interest rate and income tax policies of the federal government;

•	the timely development and acceptance of new products and services of Intermountain;

•	the willingness of customers to substitute competitors’ products and services for Intermountain’s products and services;

•	technological and management changes;

•	our ability to recruit and retain key management and staff;

•	changes in estimates and assumptions used in financial accounting;

•	the Company’s critical accounting policies and the implementation of such policies;

•	growth and acquisition strategies;

•	lower-than-expected revenue or cost savings or other issues in connection with mergers and acquisitions;

•	changes in consumer spending, saving and borrowing habits;

•	the strength of the United States economy in general and the strength of the local economies in which Intermountain conducts its operations;

•	our ability to attract new deposits and loans and leases;

•	competitive market pricing factors;

•	stability of funding sources and continued availability of borrowings;

•	Intermountain’s success in gaining regulatory approvals, when required;

•	results of regulatory examinations that could restrict growth;

•	future legislative or administrative changes to the TARP Capital Purchase Program; and

•	Intermountain’s success at managing the risks involved in the foregoing.
     Please take into account that forward-looking statements speak only as of the date of this report. We do not undertake any obligation to publicly correct or update any forward-looking statement whether as a result of new information, future events or otherwise.

Item 3	— Quantitative and Qualitative Disclosures About Market Risk
     There have not been any material changes to the information set forth under the caption “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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
     (b) Changes in Internal Control over Financial Reporting: In the three months ended March 31, 2011, there were no changes in Intermountain’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, Intermountain’s internal control over financial reporting.

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

Item 1A.	—Risk Factors
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
     The Bank has entered into an informal agreement with the FDIC and the Idaho Department of Finance to take steps to further strengthen the Bank within specified timeframes, including, among other items, increasing capital by at least $30 million by June 16, 2010 and thereafter maintaining a minimum 10% Tier 1 Capital to Average Assets ratio, not paying dividends from the Bank to the Company without prior approval, achieving staged reductions in the Bank’s adversely classified assets and not engaging in transactions that would materially alter our balance sheet composition. Management has taken numerous steps to satisfy the conditions of the agreement, including entering into securities purchase agreements with certain investors to issue and sell to the investors an aggregate of $70 million in newly issued shares of common stock, subject to customary closing conditions including required bank regulatory approvals and confirmations and absence of a material adverse change with respect to the Company. Although the Company expects the transaction to close as early as the second quarter of 2011, there can be no assurance that all closing conditions will be satisfied and the transactions will close as expected.
We may pursue additional capital in the future, which could dilute the holders of our outstanding common stock and may adversely affect the market price of our common stock.
     We have entered into the agreements described above providing for the issuance and sale to certain investors of $70 million of our common stock, and we expect the transactions to close. If the planned capital raise closes as expected, it will result in substantial dilution to the current holders of our common stock. In the event they do not close as expected we would pursue alternative strategies in order to further strengthen our capital and better position ourselves to take advantage of opportunities that may arise in the future. In addition, as noted above, we have entered into an informal agreement with our primary regulators to increase capital levels at the Bank. Alternatives for raising capital may include issuance and sale of common or preferred stock, or borrowings by the Company, with proceeds contributed to the Bank. Our ability to raise additional capital would depend on, among other things, conditions in the capital markets at the time, which are outside of our control, and our financial performance. We cannot assure you that such capital will be available to us on acceptable terms, if at all. Any such capital raising alternatives likely would dilute the holders of our outstanding common stock and may adversely affect the market price of our common stock.
We have recently incurred significant losses and losses may continue in the future.
     We have incurred significant losses over the last couple of years. In light of the current economic environment, significant additional provisions for credit losses may be necessary to supplement the allowance for loan and lease losses in the future. As a result, we may incur significant credit costs, including legal and related collection expenses in 2011, which would continue to have an adverse impact on our financial condition and results of operations and the market price of our common stock. Additional credit losses or impairment charges could cause us to incur a net loss in the future and could adversely affect the price of, and market for, our common stock.
Concentration in real estate loans and the deterioration in the real estate markets we serve could require material increases in our allowance for loan losses and adversely affect our financial condition and results of operations.
     The current economic downturn and sluggish recovery is significantly affecting our market area. At March 31, 2011, 64.6% of our loans were secured with real estate as the primary collateral. Further deterioration or a slow recovery in the local economies we serve could have a material adverse effect on our business, financial condition and results of operations due to a weakening of our borrowers’ ability to repay these loans and a decline in the value of the collateral securing them. Our ability to recover on these loans by selling or disposing of the underlying real estate collateral is adversely impacted by declining real estate values, which increases the likelihood we will suffer losses on defaulted loans secured by real estate beyond the amounts provided for in the allowance for loan losses. This, in turn, could require material increases in our allowance for loan losses and adversely affect our financial condition and results of operations, perhaps materially.
Non-performing assets take significant time to resolve and adversely affect our results of operations and financial condition.
     At March 31, 2011, our non-performing loans (which consist of non-accrual loans and loans that are 90 days or more past due) were 3.5% of the loan portfolio. At March 31, 2011, our non-performing assets (which also include OREO) were 2.3% of total assets. These levels of non-performing loans and assets increased from 2.0% and 1.6%, respectively, at December 31, 2010, and are at elevated levels compared to historical norms. Non-performing loans and assets adversely affect us in a variety of ways. Until economic and market conditions improve, we may expect to continue to incur losses relating to elevated levels of non-performing assets. We do not record interest income on non-accrual loans, thereby adversely affecting our net interest income and increasing loan administration costs. When we receive collateral through foreclosures and similar proceedings, we are required to mark the related loan to the then fair market value of the collateral, which may ultimately result in a loss. An increase in the level of non-performing assets also increases our risk profile and may impact the capital levels our regulators believe are appropriate in light of such risks. We utilize various techniques such as loan sales, workouts and restructurings to manage our problem assets. Decreases in the value of these problem assets, the underlying collateral, or in the borrowers’ performance or financial condition could adversely affect our business, results of operations and financial condition, perhaps materially. In addition, the resolution of non-performing assets requires significant commitments of time from management and staff, which can be detrimental to the performance of their other responsibilities. There can be no assurance that we will not experience increases in non-performing loans and assets in the future.
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
     In this regard, we have suspended payments on our trust preferred securities and Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Preferred Stock”). As of May, 2011, we will have not paid dividends on the Preferred Stock for a total of six quarterly dividend periods, which gives the U.S. Treasury the right to appoint two directors to our board of directors until all accrued but unpaid dividends have been paid. If we do not make payments on our trust preferred securities for over 20 consecutive quarters, we could be in default under those securities. Despite these deferrals, the Company fully intends to meet all of its obligations to the Treasury and holders of the trust preferred securities as quickly as it is prudent to do so, which could occur promptly following the closing of the Company’s capital raise described above if it closes as expected and upon approval of the Company’s primary regulators.
     With the suspension of payments on our trust preferred securities and preferred stock, management projects the parent Company’s cash needs to be approximately $500,000 on an annualized basis, and that current resources will be sufficient to meet the parent Company’s projected liabilities at least until June 2011. Management would expect to satisfy any liquidity needs through borrowings or offerings of equity securities, although there can be no assurance as to the availability or terms of such borrowings or equity capital.
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
     Our securities portfolio contains whole loan private mortgage-backed securities and currently includes securities with unrecognized losses. The national downturn in real estate markets and elevated mortgage delinquency and foreclosure rates have increased credit losses in the portfolio of loans underlying these securities and resulted in substantial discounts in their market values. While these trends appear to have stabilized, any further deterioration in the loans underlying these securities and resulting market discounts could lead to other-than-temporary impairment in the value of these investments. We evaluate the securities portfolio for any other-than-temporary impairment each reporting period, as required by generally accepted accounting principles, and as of March 31, 2011, two securities had been determined to be other than temporarily impaired (“OTTI”), with the cumulative impairment totaling $3.3 million. Of this $3.3 million, $1.4 million has been recognized as a credit loss through the Company’s income statement since the determination of OTTI. The remaining $1.9 million has been recognized in other comprehensive income. There can be no assurance that future evaluations of the securities portfolio will not require us to recognize additional impairment charges with respect to these and other holdings.
     In addition, as a condition to membership in the Federal Home Loan Bank of Seattle (“FHLB”), we are required to purchase and hold a certain amount of FHLB stock. Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB. At March 31, 2011, we had stock in the FHLB of Seattle totaling $2.3 million. The FHLB stock held by us is carried at cost and is subject to recoverability testing under applicable accounting standards. The FHLB has discontinued the repurchase of its stock and discontinued the distribution of dividends. As of March 31, 2011, we did not recognize an impairment charge related to our FHLB stock holdings. There can be no assurance, however, that future negative changes to the financial condition of the FHLB may not require us to recognize an impairment charge with respect to such.
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
     As discussed further in the section “Supervision and Regulation” of our Annual Report on Form 10-K for the year ended December 31, 2010, we are subject to extensive regulation, supervision and examination by federal and state banking authorities. In addition, as a publicly traded company, we are subject to regulation by the Securities and Exchange Commission. Any change in applicable regulations or federal, state or local legislation, or in policies or interpretations or regulatory approaches to compliance and enforcement, income tax laws and accounting principles, could have a substantial impact on us and our operations. Changes in laws and regulations may also increase our expenses by imposing additional fees or taxes or restrictions on our operations. Additional legislation and regulations that could significantly affect our powers, authority and operations may be enacted or adopted in the future, which could have a material adverse effect on our financial condition and results of operations. Failure to appropriately comply with any such laws, regulations or principles could result in sanctions by regulatory agencies or damage to our reputation, all of which could adversely affect our business, financial condition or results of operations.
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
     The banking and financial services businesses in our market area are highly competitive and increased competition may adversely impact the level of our loans and deposits. Ultimately, we may not be able to compete successfully against current and future competitors. These competitors include national banks, foreign banks, regional banks and other community banks. We also face competition from many other types of financial institutions, including savings and loan associations, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In particular, our competitors include major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous locations and mount extensive promotional and advertising campaigns. Areas of competition include interest rates for loans and deposits, efforts to obtain loan and deposit customers, and a range in quality of products and services provided, including new technology driven products and services. If we are unable to attract and retain banking customers, we may be unable maintain or grow our loans or deposits.
We may not be able to successfully implement our internal growth strategy.
     Over the long-term, we have pursued and intend to continue to pursue an internal growth strategy, the success of which will depend primarily on generating an increasing level of loans and deposits at acceptable risk levels and terms without proportionate increases in non-interest expenses. There can be no assurance that we will be successful in implementing our internal growth strategy. Furthermore, the success of our growth strategy will depend on maintaining sufficient regulatory capital levels and on favorable economic conditions in our market areas.
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
     The completion of the $70 million capital raise noted above is likely to trigger Internal Revenue Code Section 382 limitations. Although the Company does not anticipate having recognized built-in losses at the time the capital raise is completed based on its current analysis, there can be no assurance that the factors underlying this analysis will not change between now and closing and create recognized built in losses subject to limitation.
Unexpected losses, our inability to successfully implement our tax planning strategies in future reporting periods, or IRS Section 382 limitations resulting from the successful completion of the capital raise may either restrict our ability to recapture the existing valuation allowance against our deferred income tax assets or require us to establish a higher valuation allowance in the future.
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
     The recapture of tax benefits resulting from net operating loss carryforwards, if any, may be limited should a stock offering or sale of securities like the one discussed above cause a change in control as defined in Internal Revenue Code Section 382. In addition, as discussed above, net unrealized built-in losses, as defined in IRC Section 382 may be limited. In addition, risk based capital rules require a regulatory calculation evaluating the Company’s deferred income tax asset balance for realization against estimated pre-tax future income and net operating loss carry backs. Under the rules of this calculation and due to significant estimates utilized in establishing the valuation allowance and the potential for changes in facts and circumstances, it is reasonably possible that we will be required to record adjustments to the valuation allowance in future reporting periods that would materially reduce our risk based capital ratios. Such a charge could also have a material adverse effect on our results of operations, financial condition and capital position.
     As noted above, the completion of the $70 million capital raise is likely to trigger Internal Revenue Code Section 382 limitations on the amount of tax benefit from net operating loss carryforwards that the Company can recapture annually, because of the planned level of investments by several of the larger investors. This could impact the amount and timing of the recapture of the valuation allowance, largely depending on the level of market interest rates and the fair value of the Company’s balance sheet at the time the planned offering is completed.
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
     In order to conserve the liquid assets of the Company, our board of directors has approved the deferral of the regular quarterly cash dividend on the Preferred Stock, beginning in December 2009. Accordingly, we will have deferred dividends on the Preferred Stock for a total of six quarterly dividend periods in May 2011, which gives the U.S. Treasury the right to appoint two directors to our board of directors until all accrued but unpaid dividends have been paid. Otherwise, except as required by law, holders of the Preferred Stock have limited voting rights. So long as shares of Preferred Stock are outstanding, in addition to any other vote or consent of stockholders required by law or our Articles of Incorporation, the vote or consent of holders of at least 66 2/3% of the shares of Preferred Stock outstanding is required for:

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

INTERMOUNTAIN COMMUNITY BANCORP (Registrant)

May 12, 2011 Date	By:	/s/ Curt Hecker Curt Hecker
President and Chief Executive Officer

May 12, 2011 Date	By:	/s/ Doug Wright Doug Wright
Executive Vice President and Chief Financial Officer