Form 10-Q
period 2011-06-30
INTERMOUNTAIN COMMUNITY BANCORP
filed 2011-08-10
CIK 1284506

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s Common Stock, no par value per share, as of August 4, 2011 was 8,409,840.

Intermountain Community Bancorp
FORM 10-Q
For the Quarter Ended June 30, 2011

PART I — Financial Information

Item - 1 Financial Statements
Intermountain Community Bancorp
Consolidated Balance Sheets
(Unaudited)

	June 30, 2011	December 31, 2010
	(Dollars in thousands)
ASSETS
Cash and cash equivalents:
Interest-bearing	$77,724	$132,693
Non-interest bearing and vault	13,571	11,973
Restricted cash	2,832	3,290
Available-for-sale securities, at fair value	210,064	183,081
Held-to-maturity securities, at amortized cost	22,154	22,217
Federal Home Loan Bank (“FHLB”) of Seattle stock, at cost	2,310	2,310
Loans held for sale	1,615	3,425
Loans receivable, net	548,195	563,228
Accrued interest receivable	4,183	4,360
Office properties and equipment, net	38,982	40,246
Bank-owned life insurance	8,946	8,765
Other intangibles	249	310
Other real estate owned (“OREO”)	7,818	4,429
Prepaid expenses and other assets	22,037	24,782
Total assets	$960,680	$1,005,109
LIABILITIES
Deposits	$736,029	$778,833
Securities sold subject to repurchase agreements	99,687	105,116
Advances from Federal Home Loan Bank	34,000	34,000
Cashier checks issued and payable	520	580
Accrued interest payable	1,484	1,406
Other borrowings	16,527	16,527
Accrued expenses and other liabilities	11,990	9,294
Total liabilities	900,237	945,756
Commitments and contingent liabilities
STOCKHOLDERS’ EQUITY
Common stock 300,000,000 shares authorized; 8,428,196 and 8,431,385 shares issued and 8,409,840 and 8,390,877 shares outstanding as of June 30, 2011 and December 31, 2010	78,822	78,803
Preferred stock 1,000,000 shares authorized; 27,000 shares issued and outstanding as of June 30, 2011 and December 31, 2010	25,969	25,794
Accumulated other comprehensive income (loss), net of tax	1,162	(1,229)
Accumulated deficit	(45,510)	(44,015)
Total stockholders’ equity	60,443	59,353
Total liabilities and stockholders’ equity	$960,680	$1,005,109
The accompanying notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Dollars in thousands, except per share data)
Interest income:
Loans	$8,432	$9,814	$16,766	$19,463
Investments	2,358	1,785	4,512	3,752
Total interest income	10,790	11,599	21,278	23,215
Interest expense:
Deposits	1,134	2,051	2,382	4,441
Other borrowings	671	789	1,200	1,595
Total interest expense	1,805	2,840	3,582	6,036
Net interest income	8,985	8,759	17,696	17,179
Provision for losses on loans	(2,712)	(4,914)	(4,345)	(11,723)
Net interest income after provision for losses on loans	6,273	3,845	13,351	5,456
Other income:
Fees and service charges	1,863	2,047	3,534	3,835
Loan related fee income	545	799	1,120	1,293
Net gain on sale of securities	—	70	—	142
Other-than-temporary impairment (“OTTI”) losses on investments (1)	—	(237)	—	(256)
Bank-owned life insurance	91	95	180	185
Other	234	224	562	322
Total other income	2,733	2,998	5,396	5,521
Operating expenses	9,611	11,274	19,351	22,835
Loss before income taxes	(605)	(4,431)	(604)	(11,858)
Income tax benefit	—	1,934	—	5,051
Net loss	(605)	(2,497)	(604)	(6,807)
Preferred stock dividend	448	428	891	847
Net loss applicable to common stockholders	$(1,053)	$(2,925)	$(1,495)	$(7,654)
Loss per share — basic	$(0.13)	$(0.35)	$(0.18)	$(0.91)
Loss per share — diluted	$(0.13)	$(0.35)	$(0.18)	$(0.91)
Weighted average common shares outstanding — basic	8,409,786	8,388,128	8,403,177	8,380,265
Weighted average common shares outstanding — diluted	8,409,786	8,388,128	8,403,177	8,380,265
_____________________________________
(1)    Consisting of $0, $1,529, $0 and $1,529 of total other-than-temporary impairment net losses, net of $0, $1,292, $0 and $1,273 recognized in other comprehensive income, for the three months ended June 30, 2011, and June 30, 2010 and six months ended June 30, 2011 and June 30, 2010, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010
	(Dollars in thousands)
Cash flows from operating activities:
Net loss	$(604)	$(6,807)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,524	1,580
Stock-based compensation expense	122	209
Net amortization of premiums on securities	1,171	1,751
Provisions for losses on loans	4,345	11,723
Amortization of core deposit intangibles	61	66
(Gain) on sale of loans, investments, property and equipment	(287)	(962)
(Gain) on sale of other real estate owned	(93)	(52)
OTTI credit loss on available-for-sale investments	—	256
Charge down on other real estate owned	419	1,947
Accretion of deferred gain on sale of branch property	(8)	(8)
Net accretion of loan and deposit discounts and premiums	(7)	(21)
Increase in cash surrender value of bank-owned life insurance	(181)	(185)
Change in:
Accrued interest receivable	177	115
Prepaid expenses and other assets	1,079	1,679
Accrued interest payable	78	151
Accrued expenses and other liabilities	1,941	(622)
Proceeds from sale of loans	23,728	43,931
Originations of loans held for sale	(21,630)	(40,238)
Net cash provided by operating activities	11,835	14,513
Cash flows from investing activities:
Purchases of available-for-sale securities	(47,352)	(36,306)
Proceeds from calls or maturities of available-for-sale securities	157	12,858
Principal payments on mortgage-backed securities	23,000	28,035
Purchases of held-to-maturity securities	—	(7,927)
Proceeds from calls or maturities of held-to-maturity securities	47	45
Origination of loans, net principal payments	2,580	15,843
Purchase of office properties and equipment	(259)	(288)
Proceeds from sale of office properties and equipment	—	40
Proceeds from sale of other real estate owned	4,400	5,817
Net change in restricted cash	459	(1,054)
Net cash provided by (used in) investing activities	(16,968)	17,063
Cash flows from financing activities:
Net change in demand, money market and savings deposits	(14,526)	3,704
Net change in certificates of deposit	(28,279)	(16,246)
Net change in repurchase agreements	(5,429)	3,315
Retirement of treasury stock	(4)	(4)
Net cash used in financing activities	(48,238)	(9,231)
Net change in cash and cash equivalents	(53,371)	22,345
Cash and cash equivalents, beginning of period	144,666	103,189
Cash and cash equivalents, end of period	$91,295	$125,534
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,503	$5,886
Income taxes, net of tax refunds received	8	(6,894)
Noncash investing and financing activities:
Loans converted to other real estate owned	8,115	4,928
Accrual of preferred stock dividend	716	683
The accompanying notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Net loss	$(605)	$(2,497)	$(604)	$(6,807)
Other comprehensive income:
Change in unrealized gains on investments, and mortgage backed securities (“MBS”) available for sale, excluding non-credit loss on impairment of securities	3,719	4,291	3,945	4,906
Non-credit loss on impairment on available-for-sale debt	—	(1,292)	—	(1,273)
Less deferred income tax provision	(1,472)	(1,187)	(1,561)	(1,438)
Change in fair value of qualifying cash flow hedge	(6)	(75)	7	170
Net other comprehensive income	2,241	1,737	2,391	2,365
Comprehensive income (loss)	$1,636	$(760)	$1,787	$(4,442)
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

2. Investments:
The amortized cost and fair values of investments are as follows (in thousands):

	Available-for-Sale
	Amortized Cost	Non-Credit OTTI Recognized in OCI (Losses)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value/ Carrying Value
June 30, 2011
U.S. treasury securities and obligations of U.S. government agencies	$11,823	$—	$161	$(108)	$11,876
State and municipal securities	7,256	—	288	—	7,544
Mortgage-backed securities & CMO’s	188,359	(1,926)	5,477	(1,266)	190,644
	$207,438	$(1,926)	$5,926	$(1,374)	$210,064
December 31, 2010
U.S. treasury securities and obligations of U.S. government agencies	$4,020	$—	$—	$(95)	$3,925
State and municipal securities	5,251	—	28	(49)	5,230
Mortgage-backed securities & CMO’s	175,129	(1,926)	3,648	(2,925)	173,926
	$184,400	$(1,926)	$3,676	$(3,069)	$183,081
	Held-to-Maturity
	Carrying Value / Amortized Cost	Non-Credit OTTI Recognized in OCI (Losses)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2011
State and municipal securities	$22,154	$—	$547	$(33)	$22,668
December 31, 2010
State and municipal securities	$22,217	$—	$280	$(385)	$22,112

The following table summarizes the duration of Intermountain’s unrealized losses on available-for-sale and held-to-maturity securities as of the dates indicated (in thousands).

	Less Than 12 Months		12 Months or Longer		Total
June 30, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury securities and obligations of U.S. government agencies	$3,883	$108	$—	$—	$3,883	$108
State and municipal securities	2,365	33	—	—	2,365	33
Mortgage-backed securities & CMO’s	5,088	37	14,954	1,229	20,042	1,266
Total	$11,336	$178	$14,954	$1,229	$26,290	$1,407

	Less Than 12 Months		12 Months or Longer		Total
December 31, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury securities and obligations of U.S. government agencies	$3,897	$95	$—	$—	$3,897	$95
State and municipal securities	11,713	434	—	—	11,713	434
Mortgage-backed securities & CMO’s	36,338	581	14,447	2,344	50,785	2,925
Total	$51,948	$1,110	$14,447	$2,344	$66,395	$3,454

At June 30, 2011, the amortized cost and fair value of available-for-sale and held-to-maturity debt securities, by contractual maturity, are as follows (in thousands):

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$—	$—	$295	$296
After one year through five years	24	24	701	741
After five years through ten years	13,809	13,872	9,629	9,971
After ten years	5,246	5,524	11,529	11,660
Subtotal	19,079	19,420	22,154	22,668
Mortgage-backed securities	188,359	190,644	—	—
Total Securities	$207,438	$210,064	$22,154	$22,668

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
Intermountain’s investment portfolios are managed to provide and maintain liquidity; to maintain a balance of high quality, diversified investments to minimize risk; to offset other asset portfolio elements in managing interest rate risk; to provide collateral for pledging; and to maximize returns. At June 30, 2011, the Company does not intend to sell any of its available-for-sale securities that have a loss position and it is not likely that it will be required to sell the available-for-sale securities before the anticipated recovery of their remaining amortized cost or maturity date. The unrealized losses on residential mortgage-backed securities without other-than-temporary impairment (“OTTI”) were considered by management to be temporary in nature.
Investment securities are reviewed on an ongoing basis for the presence of OTTI or permanent impairment, taking into consideration current market conditions, fair value in relationship to cost, the extent and nature of the change in fair value, issuer rating changes and trends, whether we intend to sell a security or if it is likely that we will be required to sell the security before recovery of our amortized cost basis of the investment, which may be at maturity, and other factors.
For the calculation and presentation of OTTI of debt securities the Company considers whether they intend to sell a security or if it is likely that they would be required to sell the security before recovery of the amortized cost basis of the investment, which may be maturity. For debt securities, if the Company intends to sell the security or it is likely that it will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If the Company does not intend to sell the security and it is not likely that it will be required to sell the security but does not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis, less prior credit impairment losses taken, and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI. For investment securities held to maturity, this amount is accreted over the remaining life of the debt security prospectively based on the amount and timing of future estimated cash flows. The accretion of the amount recorded in OCI increases the carrying value of the investment and does not affect earnings. If there is an indication of additional credit losses the security is reevaluated according to the procedures described above.
The following table presents the OTTI losses for the six months ended June 30, 2011 and June 30, 2010:

	2011		2010
	Held To Maturity	Available For Sale	Held To Maturity	Available For Sale
Total other-than-temporary impairment losses	$—	$—	$—	$1,529
Portion of other-than-temporary impairment losses transferred from (recognized in) other comprehensive income (1)	—	—	—	(1,273)
Net impairment losses recognized in earnings (2)	$—	$—	$—	$256
_____________________________

(1)	Represents other-than-temporary impairment losses related to all other factors.

(2)	Represents other-than-temporary impairment losses related to credit losses.
The OTTI recognized on investment securities available for sale relates to two non-agency collateralized mortgage obligations. The Company recognized OTTI on the first investment security in the first quarter of 2009 and the second security in the second quarter of 2010. Each of these securities holds various levels of credit subordination. These securities were valued by third-party pricing services using matrix or model pricing methodologies and were corroborated by broker indicative bids. We estimated the cash flows of the underlying collateral for each security considering credit, interest and prepayment risk models that incorporate management’s estimate of projected key assumptions including prepayment rates, collateral default rates and loss severity. Assumptions utilized vary from security to security, and are influenced by factors such as underlying loan interest rates, geographic location, borrower characteristics, vintage, and historical experience. We then used a third party to obtain information about the structure of each security, including subordination and other credit enhancements, in order to determine how the underlying collateral cash flows will be distributed to each security issued in the structure. These cash flows were then discounted at the interest rate equal to the yield anticipated at the time the security was purchased. We review the actual collateral performance of these securities on a quarterly basis and update the inputs as appropriate to determine the projected cash flows.
See Note 11 “Fair Value of Financial Instruments” for more information on the calculation of fair or carrying value for the investment securities.

3. Loans and Allowance for Loan Losses:
The components of loans receivable are as follows (in thousands):

	June 30, 2011
	Loans Receivable	%	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Commercial	$123,566	22.0%	$11,536	$112,030
Commercial real estate	172,701	30.8	12,161	160,540
Commercial construction	17,694	3.1	1,735	15,959
Land and land development loans	49,197	8.8	7,134	42,063
Agriculture	85,296	15.2	625	84,671
Multifamily	27,112	4.8	—	27,112
Residential real estate	62,016	11.0	3,944	58,072
Residential construction	4,291	0.8	185	4,106
Consumer	12,535	2.2	597	11,938
Municipal	7,360	1.3	—	7,360
Total loans receivable	561,768	100.0%	$37,917	$523,851
Allowance for loan losses	(13,687)
Deferred loan fees, net of direct origination costs	114
Loans receivable, net	$548,195
Weighted average interest rate	5.93%

	December 31, 2010
	Loans Receivable	%	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Commercial	$122,656	21.3%	$10,698	$111,958
Commercial real estate	175,559	30.5	13,077	162,482
Commercial construction	17,951	3.1	691	17,260
Land and land development loans	60,962	10.6	5,995	54,967
Agriculture	87,364	15.2	1,460	85,904
Multifamily	26,417	4.6	—	26,417
Residential real estate	60,872	10.6	3,276	57,596
Residential construction	3,219	0.6	277	2,942
Consumer	14,095	2.4	1,094	13,001
Municipal	6,528	1.1	—	6,528
Total loans receivable	575,623	100.0%	$36,568	$539,055
Allowance for loan losses	(12,455)
Deferred loan fees, net of direct origination costs	60
Loans receivable, net	$563,228
Weighted average interest rate	6.04%

The components of allowance for loan loss by types are as follows (in thousands):

	June 30, 2011
	Total Allowance	Individually Evaluated Allowance	Collectively Evaluated Allowance
Commercial	$2,782	$1,050	$1,732
Commercial real estate	5,086	3,037	2,049
Commercial construction	728	376	352
Land and land development loans	2,046	441	1,605
Agriculture	909	28	881
Multifamily	90	—	90
Residential real estate	1,324	598	726
Residential construction	119	18	101
Consumer	577	413	164
Municipal	26	—	26
Total	$13,687	$5,961	$7,726

	December 31, 2010
	Total Allowance	Individually Evaluated Allowance	Collectively Evaluated Allowance
Commercial	$2,925	$744	$2,181
Commercial real estate	3,655	1,475	2,180
Commercial construction	540	145	395
Land and land development loans	2,408	770	1,638
Agriculture	779	92	687
Multifamily	83	—	83
Residential real estate	1,252	545	707
Residential construction	65	—	65
Consumer	613	449	164
Municipal	135	—	135
Total	$12,455	$4,220	$8,235

A summary of current, past due and nonaccrual loans as of June 30, 2011 is as follows, (in thousands):

	Current	30-89 Days Past Due	90 Days or More Past Due and Accruing	Nonaccrual	Total
Commercial	$118,651	$515	$—	$4,400	$123,566
Commercial real estate	169,305	388	—	3,008	172,701
Commercial construction	17,647	—	—	47	17,694
Land and land development loans	47,184	312	—	1,701	49,197
Agriculture	84,826	90	—	380	85,296
Multifamily	27,112	—	—	—	27,112
Residential real estate	60,924	288	—	804	62,016
Residential construction	4,273	—	—	18	4,291
Consumer	12,033	128	—	374	12,535
Municipal	7,360	—	—	—	7,360
Total	$549,315	$1,721	$—	$10,732	$561,768

A summary of current, past due and nonaccrual loans as of December 31, 2010 is as follows, (in thousands):

	Current	30-89 Days Past Due	90 Days or More Past Due and Accruing	Nonaccrual	Total
Commercial	$118,036	$761	$—	$3,859	$122,656
Commercial real estate	171,633	360	—	3,566	175,559
Commercial construction	17,880	—	—	71	17,951
Land and land development loans	58,537	515	—	1,910	60,962
Agriculture	86,782	—	—	582	87,364
Multifamily	26,417	—	—	—	26,417
Residential real estate	58,481	1,361	66	964	60,872
Residential construction	3,109	—	—	110	3,219
Consumer	13,664	42	—	389	14,095
Municipal	6,528	—	—	—	6,528
Total	$561,067	$3,039	$66	$11,451	$575,623

Troubled Debt Restructures (loans which had been negotiated at below market interest rates or for which other concessions were granted, but are accruing interest) were $6.5 million and $4.8 million at June 30, 2011 and December 31, 2010, respectively.
The allowance for loan losses and reserve for unfunded commitments are maintained at levels considered adequate by management to provide for probable loan losses as of the Consolidated Balance Sheet reporting dates. The allowance for loan losses and reserve for unfunded commitments are based on management’s assessment of various factors affecting the loan portfolio, including problem loans, business conditions and loss experience, and an overall evaluation of the quality of the underlying collateral. Changes in the allowance for loan losses and the reserve for unfunded commitments during the six-month period ending June 30 are as follows:

	Allowance for Loan Losses June 30, 2011
	Balance, Beginning of Year	Charge-Offs Jan 1 through June 30, 2011	Recoveries Jan 1 through June 30, 2011	Provision	Balance, End of Period
	(Dollars in thousands)
Commercial	$2,925	$(803)	$265	$395	$2,782
Commercial real estate	3,655	(679)	150	1,960	5,086
Commercial construction	540	—	—	188	728
Land and land development loans	2,408	(1,593)	302	929	2,046
Agriculture	779	(331)	42	419	909
Multifamily	83	—	—	7	90
Residential real estate	1,252	(399)	60	411	1,324
Residential construction	65	(18)	—	72	119
Consumer	613	(191)	82	73	577
Municipal	135	—	—	(109)	26
Allowance for loan losses	$12,455	$(4,014)	$901	$4,345	$13,687

	Allowance for Loan Losses June 30, 2010
	Balance, Beginning of Year	Charge-Offs Jan 1 through June 30, 2010	Recoveries Jan 1 through June 30, 2010	Provision	Balance, End of Period
	(Dollars in thousands)
Commercial	$4,785	$(4,302)	$312	$3,529	$4,324
Commercial real estate	3,827	(2,487)	80	1,560	2,980
Commercial construction	1,671	(911)	10	(245)	525
Land and land development loans	2,707	(5,222)	32	5,552	3,069
Agriculture	1,390	(689)	—	(253)	448
Multifamily	26	(16)	—	61	71
Residential real estate	1,412	(1,220)	26	1,102	1,320
Residential construction	170	(15)	—	13	168
Consumer	539	(286)	101	359	713
Municipal	81	(1)	—	45	125
Allowances for loan losses	$16,608	$(15,149)	$561	$11,723	$13,743

Allowance for Unfunded Commitments

	June 30,
	2011	2010
	(Dollars in thousands)
Balance Beginning January 1	$17	$11
Adjustment	(3)	7
Transfers	—	—
Allowance — Unfunded Commitments at end of period	$14	$18

The following table provides information with respect to impaired loans as of the quarter ended June 30, 2011:

	June 30, 2011			Six Months Ended June 30, 2011

	Recorded Investment	Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With an allowance recorded:
Commercial	$4,196	$4,273	$1,050	$2,823	$163
Commercial real estate	8,767	10,292	3,037	6,525	504
Commercial construction	1,133	1,133	376	648	33
Land and land development loans	1,749	1,749	441	2,851	63
Agriculture	90	176	28	213	23
Multifamily	—	—	—	—	—
Residential real estate	1,185	1,295	598	1,273	64
Residential construction	18	123	18	43	26
Consumer	469	482	413	494	21
Municipal	—	—	—	—
Total	$17,607	$19,523	$5,961	$14,870	$897
Without an allowance recorded:
Commercial	$7,340	$12,217	$—	$8,327	$724
Commercial real estate	3,394	5,475	—	5,728	308
Commercial construction	602	737	—	312	31
Land and land development loans	5,385	10,232	—	5,721	422
Agriculture	535	1,569	—	806	83
Multifamily	—	—	—	—	—
Residential real estate	2,759	3,254	—	2,145	105
Residential construction	167	167	—	204	6
Consumer	128	148	—	270	8
Municipal	—	—	—	—	—
Total	$20,310	$33,799	$—	$23,513	$1,687
Total:
Commercial	$11,536	$16,490	$1,050	$11,150	$887
Commercial real estate	12,161	15,767	3,037	12,252	812
Commercial construction	1,735	1,870	376	960	64
Land and land development loans	7,134	11,981	441	8,571	485
Agriculture	625	1,745	28	1,019	106
Multifamily	—	—	—	—	—
Residential real estate	3,944	4,549	598	3,419	169
Residential construction	185	290	18	247	32
Consumer	597	630	413	765	29
Municipal	—	—	—	—	—
Total	$37,917	$53,322	$5,961	$38,383	$2,584

The following table provides information with respect to impaired loans as of the year ended December 31, 2010:

	December 31, 2010			Twelve Months Ended December 31, 2010

	Recorded Investment	Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With an allowance recorded:
Commercial	$2,319	$2,320	$744	$3,785	$173
Commercial real estate	4,383	5,088	1,475	4,804	381
Commercial construction	406	407	145	425	17
Land and land development loans	1,786	1,786	770	2,411	120
Agriculture	428	463	92	1,470	46
Multifamily	—	8	—	—	8
Residential real estate	1,207	1,357	545	1,303	98
Residential construction	—	—	—	302	—
Consumer	538	594	449	394	45
Municipal	—	—	—	—	—
Total	$11,067	$12,023	$4,220	$14,894	$888
Without an allowance recorded:
Commercial	$8,379	$12,362	$—	$5,865	$1,021
Commercial real estate	8,694	11,510	—	6,589	901
Commercial construction	285	418	—	3,852	36
Land and land development loans	4,209	7,573	—	9,617	575
Agriculture	1,032	1,885	—	2,560	192
Multifamily	—	—	—	347	—
Residential real estate	2,069	2,335	—	2,689	204
Residential construction	277	363	—	420	54
Consumer	556	726	—	311	75
Municipal	—	—	—	—	—
Total	$25,501	$37,172	$—	$32,250	$3,058
Total:
Commercial	$10,698	$14,682	$744	$9,650	$1,194
Commercial real estate	13,077	16,598	1,475	11,393	1,282
Commercial construction	691	825	145	4,277	53
Land and land development loans	5,995	9,359	770	12,028	695
Agriculture	1,460	2,348	92	4,030	238
Multifamily	—	8	—	347	8
Residential real estate	3,276	3,692	545	3,992	302
Residential construction	277	363	—	722	54
Consumer	1,094	1,320	449	705	120
Municipal	—	—	—	—	—
Total	$36,568	$49,195	$4,220	$47,144	$3,946

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
Credit quality indicators by loan segment are summarized as follows:

	Loan Portfolio Credit Grades by Type June 30, 2011
	Satisfactory Grade 1-3	Internal Watch Grade 4	Special Mention Grade 5	Substandard Grade 6	Doubtful Grade 7	Total
	(Dollars in thousands)
Commercial	$78,314	$26,626	$3,579	$15,047	$—	$123,566
Commercial real estate	111,647	44,190	—	16,864	—	172,701
Commercial construction	3,606	5,271	—	8,817	—	17,694
Land and land development loans	10,788	26,278	3,699	8,432	—	49,197
Agriculture	61,047	19,602	1,573	3,074	—	85,296
Multifamily	17,298	9,814	—	—	—	27,112
Residential real estate	46,742	9,879	54	5,341	—	62,016
Residential construction	3,551	555	—	185	—	4,291
Consumer	10,665	883	2	985	—	12,535
Municipal	7,360	—	—	—	—	7,360
Loans receivable, net	$351,018	$143,098	$8,907	$58,745	$—	$561,768

	Loan Portfolio Credit Grades by Type December 31, 2010
	Satisfactory Grade 1-3	Internal Watch Grade 4	Special Mention Grade 5	Substandard Grade 6	Doubtful Grade 7	Total
	(Dollars in thousands)
Commercial	$78,693	$26,383	$3,517	$14,062	$1	$122,656
Commercial real estate	113,759	43,296	2,696	15,808	—	175,559
Commercial construction	3,921	4,976	986	8,068	—	17,951
Land and land development loans	13,825	33,688	5,409	8,040	—	60,962
Agriculture	60,508	23,199	1,277	2,380	—	87,364
Multifamily	16,455	9,962	—	—	—	26,417
Residential real estate	46,111	10,230	54	4,477	—	60,872
Residential construction	2,497	445	—	277	—	3,219
Consumer	12,302	715	106	972	—	14,095
Municipal	6,528	—	—	—	—	6,528
Loans receivable, net	$354,599	$152,894	$14,045	$54,084	$1	$575,623

A summary of non-performing assets and classified loans at the dates indicated is as follows:

	June 30, 2011	December 31, 2010
	(Dollars in thousands)
Loans past due in excess of 90 days and still accruing	$—	$66
Non-accrual loans	10,732	11,451
Total non-performing loans	10,732	11,517
Other real estate owned (“OREO”)	7,818	4,429
Total non-performing assets (“NPAs”)	$18,550	$15,946
Classified loans (1)	$58,745	$54,085
Troubled debt restructured loans	$6,543	$4,838
_____________________________

1)	Classified loan totals are inclusive of non-performing loans and may also include troubled debt restructured loans, depending on the grading of these restructured loans.
Classified loans included non-performing loans and performing substandard loans where management believes that the loans may not return principal and interest per their original contractual terms. A loan that is classified may not necessarily result in a loss.
In the tables above, the increase in classified loans, loans graded substandard, grade 6, and non-performing assets is largely related to the addition of one large credit relationship to these totals during 2011. The second quarter provision for loan losses and the allowance for loan losses at June 30, 2011 includes a reserve that management believes is sufficient to cover anticipated losses on this relationship.

4. Other Real Estate Owned:
At the applicable foreclosure date, OREO is recorded at the fair value of the real estate, less the estimated costs to sell the real estate. The carrying value of OREO is regularly evaluated and, if necessary, the carrying value is reduced to net realizable value. The following table presents OREO for the periods presented:

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(Dollars in thousands)
Balance, beginning of period	$3,686	$11,538	$4,429	$11,538
Additions to OREO	7,226	2,467	8,115	4,928
Proceeds from sale of OREO	(3,130)	(4,133)	(4,400)	(5,817)
Valuation Adjustments in the period (1)	36	(1,118)	(326)	(1,895)
Balance, end of period, June 30	$7,818	$8,754	$7,818	$8,754
_____________________________

(1)	Amount includes chargedowns and gains/losses on sale of OREO
The balance of OREO increased by $4.1 million during the second quarter, 2011, primarily as the result of the conversion to OREO of one large credit relationship totaling $5.9 million. For the periods indicated, OREO assets consisted of the following (in thousands):

	June 30, 2011		December 31, 2010
Single family residence	$540	6.9%	$2,183	49.3%
Developed residential lots	2,696	34.5	1,009	22.8
Commercial buildings	432	5.5	788	17.8
Raw land	4,150	53.1	449	10.1
Total OREO	$7,818	100.0%	$4,429	100.0%

The Company’s Special Assets Group continues to dispose of OREO properties through a combination of individual sales to investors, bulk sales to investors, and auction sales, generally as a last resort.

5. Advances from the Federal Home Loan Bank of Seattle:
Panhandle State Bank, the banking subsidiary of Intermountain, has a credit line with FHLB of Seattle that allows it to borrow funds up to a percentage of its total assets, subject to collateralization requirements. Certain loans are used as collateral for these borrowings. At June 30, 2011 and December 31, 2010, this credit line represented a total borrowing capacity of $106.9 million and $120.2 million, of which $70.3 million and $83.6 million was available, respectively. The advances from FHLB at June 30, 2011 and December 31, 2010 are repayable as follows (in thousands):

	June 30, 2011		December 31, 2010
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due within 1 year	$5,000	1.49%	$5,000	1.49%
Due in 1 to 2 years	25,000	2.06	—	—
Due in 2 to 3 years	—	—	25,000	2.06
Due in 3 to 4 years	4,000	3.11	4,000	3.11
Due in 4 to 5 years	—	—	—	—
	$34,000	2.10%	$34,000	2.10%

Only member institutions have access to funds from the Federal Home Loan Banks. As a condition of membership, Panhandle is required to hold FHLB stock. As of June 30, 2011 and December 31, 2010, Panhandle held $2.3 million for both time periods of FHLB stock. The FHLB of Seattle announced that they would no longer pay dividends or redeem or repurchase capital stock until further notice. Each FHLB continues to monitor its capital and other relevant financial measures as a basis for determining a resumption of dividends and capital stock repurchases at some later date.

6. Other Borrowings:
The components of other borrowings are as follows (in thousands):

	June 30, 2011	December 31, 2010
Term note payable (1)	$8,279	$8,279
Term note payable (2)	8,248	8,248
Total other borrowings	$16,527	$16,527
_____________________________

(1)
In January 2003, the Company issued $8.0 million of Trust Preferred securities through its subsidiary, Intermountain Statutory Trust I. The debt associated with these securities bears interest on a variable basis tied to the 90-day LIBOR (London Inter-Bank Offering Rate) index plus 3.25%, with interest only paid quarterly. The rate on this borrowing was 3.50% at June 30, 2011. The debt is callable by the Company quarterly and matures in March 2033. During the third quarter of 2008, the Company entered into an interest rate swap contract with Pacific Coast Bankers Bank. The purpose of the $8.2 million notional value swap is to convert the variable rate payments made on our Trust Preferred I obligation to a series of fixed rate payments at 7.38% for five years, as a hedging strategy to help manage the Company’s interest-rate risk. See Note 2A and 2B below:

(2)
In March 2004, the Company issued $8.0 million of Trust Preferred securities through its subsidiary, Intermountain Statutory Trust II. The debt associated with these securities bears interest on a variable basis tied to the 90-day LIBOR index plus 2.8%, with interest only paid quarterly. The rate on this borrowing was 3.08% at June 30, 2011. The debt is callable by the Company quarterly and matures in April 2034. See Note A and B.

A)
Intermountain’s obligations under the debentures issued to the trusts referred to above constitute a full and unconditional guarantee by Intermountain of the Statutory Trusts’ obligations under the Trust Preferred Securities. In accordance with ASC 810, Consolidation, the trusts are not consolidated and the debentures and related amounts are treated as debt of Intermountain.

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

7. Earnings Per Share:
The following table presents the basic and diluted earnings per share computations (numbers in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator:
Net loss — basic and diluted	$(605)	$(2,497)	$(604)	$(6,807)
Preferred stock dividend	448	428	891	847
Net loss applicable to commons stockholders	$(1,053)	$(2,925)	$(1,495)	$(7,654)
Denominator:
Weighted average shares outstanding — basic	8,409,786	8,388,128	8,403,177	8,380,265
Dilutive effect of common stock options, warrants, restricted stock awards	—	—	—	—
Weighted average shares outstanding — diluted	8,409,786	8,388,128	8,403,177	8,380,265
Loss per share — basic and diluted:
Loss per share — basic	$(0.13)	$(0.35)	$(0.18)	$(0.91)
Effect of dilutive common stock options	—	—	—	—
Loss per share — diluted	$(0.13)	$(0.35)	$(0.18)	$(0.91)
Anti-dilutive securities not included in diluted earnings per share:
Common stock options	175,444	242,157	175,444	242,157
Common stock warrant	653,226	653,226	653,226	653,226
Restricted shares	18,573	44,982	25,884	54,227
Total anti-dilutive shares	847,243	940,365	854,554	949,610

Common stock equivalents were calculated using the treasury stock method.

8. Operating Expenses:
The following table details Intermountain’s components of total operating expenses (in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2011	2010	2011	2010
Salaries and employee benefits	$4,887	$5,088	$9,833	$10,920
Occupancy expense	1,708	1,789	3,496	3,616
Advertising	214	273	344	495
Fees and service charges	632	697	1,283	1,349
Printing, postage and supplies	302	325	638	714
Legal and accounting	447	337	682	661
FDIC Assessment	331	471	776	939
OREO operations	150	1,380	626	2,410
Other expense	940	914	1,673	1,731
Total operating expenses	$9,611	$11,274	$19,351	$22,835

Salaries and employee benefits expense decreased $1.1 million or 10.0%, over the six month period last year as a result of planned staff reductions implemented throughout 2010 and the first half of 2011. The employee full time equivalent (“FTE”) number at June 30, 2011 totaled 332, a reduction of 37 FTEs, or 10.0%, from June 30, 2010. Severance expense for the six months ended June 30, 2011 was $34,000 as compared to $389,000 in the six months ended June 30, 2010. The Company continues to suspend salary increases and bonuses for executive officers, but reinstated merit increases for other employees in the first quarter of 2011.
Occupancy expenses decreased $120,000, or 3.3%, for the six month period ended June 30, 2011 compared to the same period one year ago. The decrease reflects lower depreciation and rent expense as a result of reduced purchases of software and equipment and the termination of equipment and administrative office leases no longer needed.
The advertising expense decrease of $151,000 or 30.5% for the six month period compared to the same period one year ago is a result of reductions in general advertising and media expenses, as the Company has focused marketing efforts on more targeted audiences and reduced expenditures on broad print, yellow page and other media. Fees and service charges decreased $66,000 for the six month period ended June 30, 2011 compared to the same period one year ago, as lower collection and credit service fees offset increased debit card and computer services expense. Printing, postage and supplies decreased $76,000 for the six month period in comparison to last year’s total, as a result of lower check printing, postage and statement rendering expenses. Legal and accounting fees increased by $21,000 in comparison to the same six-month period in 2010 as cost reductions in legal services were offset by increased consulting expenses related to Company restructuring efforts.
The $163,000 decrease in FDIC expenses for the six month period ended June 30, 2011 over last year primarily reflects changes to the FDIC assessment formula in the second quarter of 2011 and lower asset balances. OREO operations, related valuation adjustments and the gain or loss on sale of OREO decreased by $1.8 million for the six month period over the same period last year, as a result of reductions in OREO balances and stabilizing property values.
Other expenses decreased $58,000, or 3.4%, for the six month period over the same period last year, reflecting decreases in operational losses and training, travel, courier, armored car and meeting expenses.

9. Income Taxes:
Intermountain uses an estimate of future earnings, and an evaluation of its loss carryback ability and tax planning strategies to determine whether or not the benefit of its net deferred tax asset will be realized. At June 30, 2011, Intermountain assessed whether it was more likely than not that it would realize the benefits of its deferred tax asset. Intermountain determined that the negative evidence associated with a three-year cumulative loss for the period ended December 31, 2010, and challenging economic conditions continued to outweigh the positive evidence. Therefore, Intermountain maintained a valuation allowance of $8.8 million against its deferred tax asset. The company analyzes the deferred tax asset on a quarterly basis and may recapture a portion or all of this allowance depending on future profitability. Including the valuation allowance, Intermountain had a net deferred tax asset of $13.7 million as of June 30, 2011, compared to a net deferred tax asset of $15.2 million as of December 31, 2010. The decrease in the net deferred tax asset is primarily due to the increase in the unrealized market value of the Company's investment portfolio at June 30, 2011 compared to December 31, 2010.
The completion of the $70 million capital raise announced by Intermountain on April 6, 2011 which is expected to close in the third quarter of this year, is likely to trigger Internal Revenue Code Section 382 limitations on the amount of tax benefit from net operating loss carryforwards that the Company can recapture annually, because of the planned level of investments by several of the larger investors. This could impact the amount and timing of the recapture of the valuation allowance, largely depending on the level of market interest rates and the fair value of the Company’s balance sheet at the time the announced offering is completed.

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
Interest Rate Swaps — Designated as Cash Flow Hedges

The tables below identify the Company’s interest rate swaps at June 30, 2011 and December 31, 2010, which were entered into to hedge certain LIBOR-based trust preferred debentures and designated as cash flow hedges pursuant to ASC 815 (dollars in thousands):

			June 30, 2011
			Receive Rate	Pay Rate	Type of Hedging
Maturity Date	Notional Amount	Fair Value (Loss)	(LIBOR)	(Fixed)	Relationship
Pay Fixed, Receive Variable:
October 2013	$8,248	$(791)	0.28%	4.58%	Cash Flow

			December 31, 2010
			Receive Rate	Pay Rate	Type of Hedging
Maturity Date	Notional Amount	Fair Value (Loss)	(LIBOR)	(Fixed)	Relationship
Pay Fixed, Receive Variable:
October 2013	$8,248	$(892)	0.29%	4.58%	Cash Flow

The fair values, or unrealized losses, of $791,000 at June 30, 2011 and $892,000 at December 31, 2010 are included in other liabilities. The Company has deferred the interest payments on the related Trust Preferred borrowing beginning with the January 2010 scheduled remittance. As a result of the deferred interest payments, a calculation of the effectiveness of the hedge was prepared. It was concluded that although the hedge is generally effective, there is a small amount of ineffectiveness due to the delayed payments. The Company reversed $90,000 in interest expense in the six months ended June 30, 2011 related to the ineffective portion of the hedge as the cash flow hedge became more effective. The changes in fair value, net of tax, are separately disclosed in the statement of changes in stockholders’ equity as a component of comprehensive income (loss). Net cash flows from these interest rate swaps are included in interest expense on trust preferred debentures. The unrealized loss at June 30, 2011 is a component of comprehensive income (loss) for June 30, 2011. At June 30, 2011, Intermountain had $582,000 in restricted cash, $190,000 in Pacific Coast Bankers Bank stock, and 100% of Panhandle State Bank stock pledged as collateral for the cash flow hedge. The following table provides a reconciliation of cash flow hedges measured at fair value during the periods indicated (in thousands):

	Six Months Ended
	June 30, 2011	June 30, 2010
Unrealized loss at beginning of period	$(892)	$(678)
Amount of gross gain (loss)recognized in earnings gain (loss)	90	(90)
Amount of gross gain (loss) recognized in other comprehensive income gain(loss)	11	(161)
Unrealized loss at end of period	$(791)	$(929)

Interest Rate Swaps — Not Designated as Hedging Instruments Under ASC 815
The Company has purchased certain derivative products to allow the Company to effectively convert a fixed rate loan to a variable rate payment stream. The Company economically hedges derivative transactions by entering into offsetting derivatives executed with third parties upon the origination of a fixed rate loan with a customer. Derivative transactions executed as part of this program are not designated as ASC 815 hedge relationships and are, therefore, marked to market through earnings each period. In most cases the derivatives have mirror-image terms to the underlying transaction being hedged, which result in the positions’ changes in fair value offsetting completely through earnings each period. However, to the extent that the derivatives are not a mirror-image, changes in fair value will not completely offset, resulting in some earnings impact each period. Changes in the fair value of these interest rate swaps are included in other non-interest income. The following table summarizes these interest rate swaps as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011		December 31, 2010
	Notional Amount	Fair Value Loss	Notional Amount	Fair Value Loss
Interest rate swaps with third party financial institutions	$2,559	$(91)	$2,559	$(38)

At June 30, 2011, loans receivable included ($91,000) of derivative assets and other liabilities included $0 of derivative assets related to these interest rate swap transactions. At June 30, 2011, the interest rate swaps had a maturity date of March 2019 and April 2024 and Intermountain had $72,000 in restricted cash as collateral for the interest rate swaps.

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
The following table presents information about the Company’s assets measured at fair value on a recurring basis as of June 30, 2011, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands).

	Fair Value Measurements At June 30, 2011, Using
	Fair Value	Quoted Prices In Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
Description	June 30, 2011	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:
U.S. treasury securities and obligations of U.S. government agencies	$11,876	$—	$11,876	$—
State and municipal securities	7,544		7,544
Residential mortgage backed securities (“MBS”)	190,644	—	161,278	29,366
Other Assets — Derivative	(91)	—	—	(91)
Total Assets Measured at Fair Value	$209,973	$—	$180,698	$29,275
Other Liabilities — Derivatives	$791	$—	$—	$791

	Fair Value Measurements At December 31, 2010 Using
	Fair Value	Quoted Prices In Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:
U.S. treasury securities and obligations of U.S. government agencies	$3,925	$—	$3,925	$—
State and municipal securities	5,230		5,230
Residential mortgage backed securities (“MBS”)	173,926	—	144,412	29,514
Other Assets — Derivative	(38)	—	—	(38)
Total Assets Measured at Fair Value	$183,043	$—	$153,567	$29,476
Other Liabilities — Derivatives	$892	$—	$—	$892

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 are summarized as follows (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Description	Residential MBS	Derivatives	Total
January 1, 2011 Balance	$29,514	$(38)	$29,476
Total gains or losses (realized/unrealized) included in earnings	—	(53)	(53)
Included in other comprehensive income	1,833	—	1,833
Principal Payments	(1,981)	—	(1,981)
Sales of Securities	—	—	—
Transfers in and /or out of Level 3	—	—	—
June 30, 2011 Balance	$29,366	$(91)	$29,275

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Description	Derivatives
January 1, 2011 Balance	$892
Total gains or losses (realized/unrealized) included in earnings	(90)
Included in other comprehensive income	(11)
June 30, 2011 Balance	$791

	Fair Value Measurements Using Significant Unobservable Inputs ( Level 3)
Description	Residential MBS	Derivatives	Total
January 1, 2010 Balance	$32,236	$57	$32,293
Total gains or losses (realized/unrealized) included in earnings	(930)	(95)	(1,025)
Included in other comprehensive income	5,642	—	5,642
Principal Payments	(4,971)	—	(4,971)
Sales of Securities	(2,463)	—	(2,463)
Transfers in and /or out of Level 3	—	—	—
December 31, 2010 Balance	$29,514	$(38)	$29,476

Fair Value Measurements Using Significant Unobservable Inputs ( Level 3)
Description	Derivatives
January 1, 2010 Balance	$678
Total gains or losses (realized/unrealized) included in earnings	178
Included in other comprehensive income	36
December 31, 2010 Balance	$892

Intermountain may be required, from time to time, to measure certain other financial assets at fair value on a non-recurring basis. The following table presents the carrying value for these financial assets as of June 30, 2011 (in thousands):

	Fair Value Measurements At June 30, 2011, Using
	Fair Value	Quoted Prices In Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
Description	June 30, 2011	(Level 1)	(Level 2)	(Level 3)
Loans(1)	$31,957	$—	$—	$31,957
OREO	7,818	—	—	7,818
Net Deferred Tax Asset, net of valuation	13,737	—	—	13,737
Total Assets Measured at Fair Value	$53,512	$—	$—	$53,512
_____________________________

(1)	Represents impaired loans, net of allowance for loan loss, which are included in loans.

	Fair Value Measurements At December 31,2010, Using
	Fair Value	Quoted Prices In Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Loans(1)	$32,348	$—	$—	$32,348
OREO	4,429	—	—	4,429
Net Deferred Tax Asset, net of valuation	15,291	—	—	15,291
Total Assets Measured at Fair Value	$52,068	$—	$—	$52,068
_____________________________

(1)	Represents impaired loans, net of allowance for loan loss, which are included in loans.

The loans above represent impaired loans that have been adjusted to fair value. When a loan is identified as impaired, the impairment is measured using either the present value of the estimated future cash flows of the loan or for loans that are collateral dependent, the current fair value of the collateral, less selling costs. Depending on the characteristics of a loan, the fair value of collateral is generally estimated by obtaining external appraisals or other market-based valuation methods. If the value of the impaired loan is determined to be less than the recorded investment in the loan, the impairment is recognized and the carrying value of the loan is adjusted to fair value through the allowance for loan and lease losses. The carrying value of loans fully charged-off is zero.
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
The net deferred tax asset valuation includes a valuation allowance that was recognized in the third and fourth quarter of 2010. Intermountain uses an estimate of future earnings, and an evaluation of its loss carryback ability and tax planning strategies to determine whether or not the benefit of its net deferred tax asset will be realized. Intermountain assessed whether it was more likely than not that it would realize the benefits of its deferred tax asset. During the third quarter of 2010, Intermountain determined that the negative evidence associated with a three-year cumulative loss and continued depressed economic conditions outweighed the positive evidence. As a result, Intermountain established a valuation allowance of $7.4 million against its deferred tax asset. The Company added an additional $1.4 million valuation allowance against its deferred tax asset in the fourth quarter of 2010. The Company analyzes the deferred tax asset on a quarterly basis and may recapture a portion or all of this allowance depending on future profitability. At June 30, 2011, the net deferred tax asset totaled $13.7 million, net of a deferred tax asset valuation of $8.8 million.
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
Available for Sale Securities. Securities totaling $161.3 million classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtained fair value measurements from an independent pricing service and internally validated these measurements. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus, prepayment speeds, credit information and the bond’s terms and conditions, among other things.
The available for sale portfolio also includes $29.4 million in super senior or senior tranche collateralized mortgage obligations not backed by a government or other agency guarantee. These securities are collateralized by fixed rate prime or Alt A mortgages, are structured to provide credit support to the senior tranches, and are carefully analyzed and monitored by management. Because of disruptions in the current market for mortgage-backed securities and collateralized mortgage obligations, an active market did not exist for these securities at June 30, 2011. This is evidenced by a significant widening in the bid-ask spread for these types of securities and the limited volume of actual trades made. As a result, less reliance can be placed on easily observable market data, such as pricing on transactions involving similar types of securities, in determining their current fair value. As such, significant adjustments were required to determine the fair value at the June 30, 2011 measurement date. These securities are valued using Level 3 inputs.
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
Based on the factors above, the Company has determined that two securities were subject to OTTI as of June 30, 2011. The following table presents the OTTI losses for the six months ended June 30, 2011 and June 30, 2010 (in thousands):

	2011		2010
	Held To Maturity	Available For Sale	Held To Maturity	Available For Sale
Total other-than-temporary impairment losses	$—	$—	$—	$1,529
Portion of other-than-temporary impairment losses transferred from (recognized in) other comprehensive income (1)	—	—	—	(1,273)
Net impairment losses recognized in earnings (2)	$—	$—	$—	$256
_____________________________

(1)	Represents other-than-temporary impairment losses related to all other factors.

(2)	Represents other-than-temporary impairment losses related to credit losses.
The existing OTTI recognized on investment securities available for sale primarily relates to two non-agency collateralized mortgage obligations. Each of these securities holds various levels of credit subordination. These securities were valued by third-party pricing services using matrix or model pricing methodologies and were corroborated by broker indicative bids. We estimated the cash flows of the underlying collateral for each security considering credit, interest and prepayment risk models that incorporate management’s estimate of projected key assumptions including prepayment rates, collateral default rates and loss severity. Assumptions utilized vary from security to security, and are influenced by factors such as underlying loan interest rates, geographic location, borrower characteristics, vintage, and historical experience. We then used a third party to obtain information about the structure of each security, including subordination and other credit enhancements, in order to determine how the underlying collateral cash flows will be distributed to each security issued in the structure. These cash flows were then discounted at the interest rate used to recognize interest income on each security. We review the actual collateral performance of these securities on a quarterly basis and update the inputs as appropriate to determine the projected cash flows.
Loans. Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for impaired loans when establishing the allowance for credit losses. Such amounts are generally based on either the estimated fair value of the cash flows to be received or the fair value of the underlying collateral supporting the loan less selling costs. Real estate collateral on these loans and the Company’s OREO is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace. Management reviews these valuations and makes additional valuation adjustments, as necessary, including subtracting estimated costs of liquidating the collateral or selling the OREO. The related nonrecurring fair value measurement adjustments have generally been classified as Level 3 because of the significant assumptions required estimating future cash flows on these loans, and the rapidly changing and uncertain collateral values underlying the loans. Extreme volatility and the lack of relevant and current sales data in the Company’s market areas for various types of collateral create additional uncertainties and require the use of multiple sources and management judgment to make adjustments. Loans subject to nonrecurring fair value measurement were $43.9 million at June 30, 2011, all of which were classified as Level 3.
Other Real Estate Owned. At the applicable foreclosure date, OREO is recorded at fair value of the real estate, less the estimated costs to sell the real estate. Subsequently, OREO is carried at the lower of cost or net realizable value (fair value less estimated selling costs), and is periodically assessed for impairment based on fair value at the reporting date. Fair value is determined from external appraisals and other valuations using judgments and estimates of external professionals. Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3. The Company’s OREO at June 30, 2011 totaled $7.8 million, all of which was classified as Level 3.
Interest Rate Swaps. During the third quarter of 2008, the Company entered into an interest rate swap contract with Pacific Coast Bankers Bank. The purpose of the $8.2 million notional value swap is to convert the variable rate payments made on the Trust Preferred I obligation (see Note 6 — Other Borrowings) to a series of fixed rate payments for five years, as a hedging strategy to help manage the Company’s interest-rate risk. This contract is carried as an asset or liability at fair value, and as of June 30, 2011, it was a liability with a fair value of $791,000.
During the first quarter of 2009, the Company entered into an interest rate swap contract with Pacific Coast Bankers Bank. The purpose of the $1.6 million notional value swap is to convert the fixed rate payments earned on a loan receivable to a series of variable rate payments for ten years, as a hedging strategy to help manage the Company’s interest-rate risk. This contract is carried as an asset or liability at fair value, and as of June 30, 2011, it was an asset with a fair value of ($68,000). During the second quarter of 2009, the Company entered into an interest rate swap contract with Pacific Coast Bankers Bank. The purpose of the $1.0 million notional value swap is to convert the fixed rate payments earned on a loan receivable to a series of variable rate payments for ten years, as a hedging strategy to help manage the Company’s interest-rate risk. This contract is carried as an asset or liability at fair value, and as of June 30, 2011, it was an asset with a fair value of ($23,000).

Intermountain is required to disclose the estimated fair value of financial instruments, both assets and liabilities on and off the balance sheet, for which it is practicable to estimate fair value. These fair value estimates are made at June 30, 2011 based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price an asset could be sold at or the price a liability could be settled for. However, given there is no active market or observable market transactions for many of the Company’s financial instruments, the Company has made estimates of many of these fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimated values.
The estimated fair value of the financial instruments as of June 30, 2011 and December 31, 2010, are as follows (in thousands):

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash, cash equivalents, restricted cash and federal funds sold	$94,127	$94,127	$147,956	$147,956
Interest bearing certificates of deposit	—	—	—	—
Available-for-sale securities	210,064	210,064	183,081	183,081
Held-to-maturity securities	22,154	22,668	22,217	22,112
Loans held for sale	1,615	1,615	3,425	3,425
Loans receivable, net	548,195	561,829	563,228	578,080
Accrued interest receivable	4,183	4,183	4,360	4,360
BOLI	8,946	8,946	8,765	8,765
Financial liabilities:
Deposit liabilities	736,029	700,798	778,833	741,426
Borrowings	150,214	150,852	155,643	156,200
Accrued interest payable	1,484	1,484	1,406	1,406

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
In April, 2011, the FASB issued ASU No. 2011-03, “Reconsideration of Effective Control for Repurchase Agreements.” The amendments in this ASU remove from the assessment of effective control the criteria relating to the transferor's ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. The amendments in this ASU also eliminate the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets. The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.
In May, 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs. The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.
In June, 2011, the FASB issued ASU No. 2011-05, “Amendments to Topic 220, Comprehensive Income.” Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. Due to the recency of this pronouncement, the Company is evaluating its timing of adoption of ASU 2011-05, but will adopt the ASU retrospectively by the due date.

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
The national economic recession and continuing soft local markets have slowed the Company’s growth over the past several years. In response, Company management shifted its priorities to improving asset quality, maintaining a conservative balance sheet and improving the efficiency of its operations. Significant progress has been made in these areas, allowing management to begin seeking prudent growth opportunities again.
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

•
Offsetting anticipated regulatory pressures on current non-interest income streams by expanding its trust, investment and insurance sales, restructuring current product pricing plans, and pursuing opportunities to diversify into new fee-based programs serving both its existing clientele and new potential markets.

In further pursuit of these goals, on April 6, 2011, the Company announced that it had entered into securities purchase agreements with certain accredited investors (“Investors”), pursuant to which it expects to raise aggregate gross proceeds of $70 million, subject to bank regulatory approvals and confirmations and satisfaction of other customary closing conditions, through the issuance and sale of 70 million shares of common stock at $1.00 per share in a private placement. The Company and certain of its Investors submitted the required regulatory applications in mid-April and management anticipates closing the transactions in the third quarter.
The Company also plans to conduct a $5 million rights offering after the closing of the initial capital raise that will allow existing shareholders to purchase common shares at the same purchase price per share as the Investors. The Company expects to use the proceeds from the capital raise and the rights offering to make capital contributions to and strengthen the balance sheet of the Bank, for other general corporate purposes and as otherwise provided for in the agreements.
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
Management believes the allowance for loan losses was adequate at June 30, 2011. While management uses available information to provide for loan losses, the ultimate collectability of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions and other relevant factors. A further slowdown in economic activity could adversely affect cash flows for both commercial and individual borrowers, as a result of which the Company could experience increases in nonperforming assets, delinquencies and losses on loans.
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
Management evaluates investment securities for other-than-temporary declines in fair value on a periodic basis. If the fair value of an investment security falls below its amortized cost and the decline is deemed to be other-than-temporary, the security’s fair value will be analyzed based on market conditions and expected cash flows on the investment security. The unrealized loss is considered an other-than-temporary impairment. The Company then calculates a credit loss charge against earnings by subtracting the estimated present value of estimated future cash flows on the security from its amortized cost. The other-than-temporary impairment less the credit loss charge against earnings is a component of other comprehensive income. At June 30, 2011, residential mortgage-backed securities included two securities comprised of pools of mortgages with a combined remaining unpaid principal balance of $9.9 million. Their fair value was determined to be $7.6 million at June 30, 2011, based on analytical modeling taking into consideration a range of factors normally found in an orderly market. No credit loss impairment charges were incurred for the quarter ended June 30, 2011. Based on an analysis of projected cash flows, a total of $1.4 million has been charged to earnings as a credit loss, including $828,000 in 2010. The remaining $1.9 million was recognized in other comprehensive income. Charges to income could occur in future periods due to a change in management’s intent to hold the investments to maturity, a change in management’s assessment of credit risk, or a change in regulatory or accounting requirements.
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
At June 30, 2011, Intermountain assessed whether it was more likely than not that it would realize the benefits of its deferred tax asset. Intermountain determined that the negative evidence associated with a three-year cumulative loss for the period ended December 31, 2010, and challenging economic conditions continued to outweigh the positive evidence. Therefore, Intermountain maintained a valuation allowance of $8.8 million against its deferred tax asset. The company analyzes the deferred tax asset on a quarterly basis and may recapture a portion or all of this allowance depending on future profitability. Including the valuation allowance, Intermountain had a net deferred tax asset of $13.7 million as of June 30, 2011, compared to a net deferred tax asset of $15.2 million as of December 31, 2010.
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

Results of Operations
     Overview. Intermountain recorded a net loss applicable to common stockholders of $1.1 million, or $0.13 per diluted share for the three months ended June 30, 2011, compared with a net loss applicable to common stockholders of $442,000 or $0.05 per diluted share for the first quarter of 2011 (the "sequential quarter") and a net loss applicable to common stockholders of $2.9 million or $0.35 per diluted share, for the three months ended June 30, 2010. Intermountain recorded a net loss applicable to common stockholders of $1.5 million, or $0.18 per diluted share, for the six months ended June 30, 2011, compared with net loss applicable to common stockholders of $7.7 million, or $0.91 per diluted share, for the six months ended June 30, 2010. The increased loss over the sequential quarter reflects increased loan loss provision partially offset by increased net interest income and lower operating expenses.
The annualized return on average assets (“ROAA”) was -0.25%, -0.00%, and -0.94% for the three months ended June 30,

2011, March 31, 2011 and June 30, 2010, respectively, and -0.12% and -1.28% for the six months ended June 30, 2011 and 2010, respectively. The annualized return on average common equity (“ROAE”) was -12.48%, -5.37% and -20.05% for the three months ended June 30, 2011, March 31, 2011 and June 30, 2010, respectively, and -8.93% and -25.70% for the six months ended June 30, 2011 and 2010, respectively.
     Net Interest Income. The most significant component of earnings for the Company is net interest income, which is the difference between interest income from the Company’s loan and investment portfolios, and interest expense on deposits, repurchase agreements and other borrowings. During the three months ended June 30, 2011, March 31, 2011 and June 30, 2010, net interest income was $9.0 million, $8.7 million, and $8.8 million, respectively. The increase in net interest income from the sequential quarter primarily reflects improved interest income, as the Company began to shift some of its cash equivalent balances into higher-yielding loans and marketable securities, and experienced lower prepayments on its mortgage-related securities. Interest expense on deposits also decreased during the quarter, but was offset by higher borrowing expenses resulting from interest adjustments on its trust preferred instruments. The improvement in results from the second quarter last year reflects substantial reductions in the interest paid on interest-bearing funds, which more than offset a decrease in interest income. During the six months ended June 30, 2011 and 2010, net interest income was $17.7 million and $17.2 million, respectively. The increase in net interest income was due to substantial reductions in the interest paid on deposits and borrowed funds and increased income from investments, which more than offset a decrease in loan interest income.
Average interest-earning assets decreased by 8.0% to $870.3 million for the three months ended June 30, 2011, compared to $945.9 million for the three months ended June 30, 2010. The decrease was driven by a reduction of $86.9 million or 13.4% in average loans, partially offset by an increase in average investments and cash of $11.3 million or 3.8% over the three month period in 2010. Although loan balances increased from the sequential quarter, loan volumes from a year ago continued to reflect paydowns and liquidation of existing loan balances, and lower loan demand caused by the slow economy and tighter underwriting standards. The Company used approximately $40 million in cash equivalents to purchase new agency-guaranteed securities in April 2011 to improve overall asset yield.
Average interest-bearing liabilities decreased by 8.4% or $81.5 million for the three month period ended June 30, 2011 compared to June 30, 2010. Average deposit balances decreased $77.6 million, or 9.5%, while borrowings were relatively flat. The deposit decrease reflected management’s focus on lowering interest expense and reducing non-relationship funding, as $8.4 million in brokered deposits were repaid during this period and reductions in higher-rate retail certificates of deposit (“CDs”) and money market accounts comprised most of the remaining reduction. Part of this money transitioned into non-FDIC insured investments offered through the Company's trust and investments division.
The net interest margin was 4.14% for the three months ended June 30, 2011, a 0.25% increase from the three months ended March 31, 2011 and a 0.43% increase from the same period last year. Additional income from the Company's investments produced the increase over the sequential quarter. The increase in margin from the second quarter of 2010 reflects substantial reductions in the cost of all interest-bearing liabilities, which exceeded the reductions in the yields on earning assets.
The Company continues to focus on lowering its overall cost of funds, while maintaining transaction deposit balances from core relationship customers. The cost on interest-bearing liabilities dropped from 1.18% in the second quarter of 2010 to 0.82% in the second quarter of 2011, led by a 0.39% decrease in the cost of deposits. Intermountain has sought to manage liability costs carefully, and its cost of funds continues to be at the low end of its peer group. As a result of these efforts and continuing stronger asset yields, the Company’s net interest margin remains above average for its peer group.
Management believes that some opportunities still remain to further lower funding costs. However, given the already low level of market rates and the Company’s cost of funds, any future gains are likely to be less than those already experienced. In contrast, the Company sees additional opportunity in asset yield improvement, through the conversion of funds from cash equivalents to higher yielding loans and marketable securities and lower levels of reversed interest on non-performing loans ("NPLs"). As economic conditions in the Company's markets slowly improve, management is beginning to focus more on capitalizing on these opportunities.
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
The provision for losses on loans totaled $2.7 million for the three months ended June 30, 2011, compared to a provision of $1.6 million for the sequential quarter and $4.9 million for the three months ended June 30, 2010. The provision for losses on loans totaled $4.3 million for the six months ended June 30, 2011, compared to a provision of $11.7 million for the six months ended June 30, 2010. The following table summarizes provision and loan loss allowance activity for the periods indicated.

	June 30,
	2011		2010
	(Dollars in thousands)
Balance Beginning January 1	$12,455		$16,608
Charge-Offs
Commercial loans	(803)		(4,302)
Commercial real estate loans	(679)		(2,487)
Commercial construction loans	—		(911)
Land and land development loans	(1,593)		(5,222)
Agriculture loans	(331)		(689)
Multifamily loans	—		(16)
Residential loans	(399)		(1,220)
Residential construction loans	(18)		(15)
Consumer loans	(191)		(286)
Municipal loans	—		(1)
Total Charge-offs	(4,014)		(15,149)
Recoveries
Commercial loans	265		312
Commercial real estate loans	150		80
Commercial construction loans	—	—	10
Land and land development loans	302		32
Agriculture loans	42		—
Multifamily loans	—		—
Residential loans	60		26
Residential construction loans	—		—
Consumer loans	82		101
Municipal loans	—		—
Total Recoveries	901		561
Net charge-offs	(3,113)		(14,588)
Transfers	—		—
Provision for losses on loans	4,345		11,723
Sale of loans	—		—
Balance at June 30	$13,687		$13,743
Allowance — Unfunded Commitments Balance Beginning January 1	$17		$11
Adjustment	(3)		7
Transfers	—		—
Allowance — Unfunded Commitments at June 30	$14		$18

Net chargeoffs totaled $3.1 million in the first six months of 2011, compared to $14.6 million in the six months of 2010. While reductions in net chargeoff activity were spread across the whole portfolio, the land development, commercial and commercial real estate portfolios reflected the largest decreases. In general, the losses are no longer concentrated in any particular industry or loan type, as prior efforts to reduce exposure in construction, land development and commercial real estate loans have decreased the exposure in these segments considerably. The Company continues to resolve or liquidate its problem loans aggressively, particularly those with higher loss exposures, and now believes that the risk of future large losses is significantly reduced. The loan loss allowance to total loans ratio was 2.44% at June 30, 2011, compared to 2.26% at March 31, 2011 and 2.16% at June 30, 2010, respectively. At the end of the quarter, the allowance for loan losses totaled 127.5% of non-performing loans compared to 66.7% at March 31, 2011 and 77.4% at June 30, 2010. The increase in this coverage ratio reflects the reduction of non-performing loans coupled with the increase in the allowance for loan losses balance at June 30, 2011.
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
Information with respect to non-performing loans, classified loans, troubled debt restructures, non-performing assets ("NPAs"), and loan delinquencies is as follows:

Credit Quality Trending

	June 30, 2011	March 31, 2011	December 31, 2010	June 30, 2010
	(Dollars in thousands)
Loans past due in excess of 90 days and still accruing	$—	$1	$66	$—
Non-accrual loans	10,732	18,716	11,451	17,765
Total non-performing loans (“NPLs”)	10,732	18,717	11,517	17,765
OREO	7,818	3,686	4,429	8,754
Total non-performing assets (“NPAs”)	$18,550	$22,403	$15,946	$26,519
Classified loans (1)	$58,745	$61,239	$54,085	$59,775
Troubled debt restructured loans (2)	$6,543	$6,360	$4,838	$2,562
Total allowance related to non-accrual loans	$731	$1,254	$1,192	$1,503
Interest income recorded on non-accrual loans (3)	$309	$156	$848	$353
Non-accrual loans as a percentage of net loans receivable	1.96%	3.46%	2.03%	2.85%
Total non-performing loans as a % of net loans receivable	1.96%	3.46%	2.04%	2.85%
Allowance for loan losses (“ALLL”) as a percentage of non-performing loans	127.5%	66.7%	108.1%	77.4%
Total NPAs as a % of total assets (4)	1.93%	2.28%	1.59%	2.49%
Total NPAs as a % of tangible capital + ALLL (“Texas Ratio”) (4)	25.11%	31.41%	22.30%	31.09%
Loan delinquency ratio (30 days and over)	0.32%	0.54%	0.55%	0.50%
_____________________________

(1)	Classified loan totals are inclusive of non-performing loans and may also include troubled debt restructured loans, depending on the grading of these restructured loans.

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
The decrease in NPLs and classified loans from prior periods reflects continued loan resolution activity and the transfer of one large land development credit to OREO in the second quarter of 2011. The Company’s special assets team continues to migrate loans through the collections process and has made steady progress in reducing classified and non-accrual loans through multiple management strategies, including borrower workouts, individual asset sales to local and regional investors, and a limited number of bulk sales and auctions of like properties. The Company continues to monitor its non-accrual loans closely and revalue the collateral on a periodic basis. This re-evaluation may create the need for additional write-downs or additional loss reserves on these assets. Loan delinquencies (30 days or more past due) were down to 0.32% from 0.54% at March 31, 2011 and 0.50% in the second quarter of 2010.
The following tables summarize NPAs by type and geographic region, and provides trending information over the past year:

Nonperforming Asset Trending By Category

	6/30/2011	3/31/2011	6/30/2010
	(Dollars in thousands)
Commercial loans	$4,400	$4,423	$3,364
Commercial real estate loans	3,440	4,935	4,760
Commercial construction loans	45	46	1,931
Land and land development loans	8,547	9,713	11,625
Agriculture loans	380	614	524
Multifamily loans	—	—	112
Residential real estate loans	1,344	2,181	3,982
Residential construction loans	20	111	193
Consumer loans	374	380	28
Total NPAs by Categories	$18,550	$22,403	$26,519

NPAs by location June 30, 2011	North Idaho — Eastern Washington	Magic Valley Idaho	Greater Boise Area	E. Oregon, SW Idaho Excluding Boise	Other	Total	% of Loan Type to Total Non-Performing Assets
	(Dollars in thousands)
Commercial loans	$3,456	$365	$267	$286	$26	$4,400	23.7%
Commercial real estate loans	1,609	22	343	127	1,339	3,440	18.5%
Commercial construction loans	45	—	—	—	—	45	0.2%
Land and land development loans	8,064	42	286	137	18	8,547	46.1%
Agriculture loans	—	—	88	22	270	380	2.1%
Multifamily loans	—	—	—	—	—	—	—%
Residential real estate loans	505	254	159	270	156	1,344	7.3%
Residential construction loans	20	—	—	—	—	20	0.1%
Consumer loans	366	—	—	8	—	374	2.0%
Total	$14,065	$683	$1,143	$850	$1,809	$18,550	100.0%
Percent of total NPAs	75.8%	3.7%	6.2%	4.5%	9.8%	100.0%
Percent of NPAs to total loans in each region	4.4%	1.7%	1.8%	0.8%	6.3%	3.3%

NPAs by location December 31, 2010	North Idaho —Eastern Washington	Magic Valley Idaho	Greater Boise Area	E. Oregon, SW Idaho Excluding Boise	Other	Total	% of Loan Type to Total Non-Performing Assets
	(Dollars in thousands)
Commercial loans	$2,927	$415	$135	$352	$30	$3,859	24.2%
Commercial real estate loans	1,714	46	453	413	1,728	4,354	27.3%
Commercial construction loans	69	—	—	—	—	69	0.4%
Land and land development loans	2,600	49	250	269	200	3,368	21.1%
Agriculture loans	—	—	157	22	403	582	3.7%
Multifamily loans	—	—	—	—	—	—	—%
Residential real estate loans	2,013	102	652	259	187	3,213	20.2%
Residential construction loans	112	—	—	—	—	112	0.7%
Consumer loans	386	3	—	—	—	389	2.4%
Total	$9,821	$615	$1,647	$1,315	$2,548	$15,946	100.0%
Percent of total NPAs	61.6%	3.9%	10.3%	8.2%	16.0%	100.0%
Percent of NPAs to total loans in each region	3.0%	1.3%	2.5%	1.2%	9.7%	2.8%

The volume of non-performing commercial, commercial real estate and land and land development assets continues to be higher than other loan types, particularly with the addition of the one large land development credit noted above. However, the totals are down substantially from their peak and the Company anticipates continued improvement in future quarters. Non-performing commercial loan balances have increased moderately from June 30, 2010 reflecting ongoing economic stress on our small business customers. However, all other categories have decreased from the same period as the Company has resolved many of its problem loans in these areas. The geographic breakout of NPAs reflects the stronger market presence the Company holds in Northern Idaho and Eastern Washington, aggressive reductions in non-performing assets in the greater Boise market through property sales and loan writedowns, and the addition of the larger relationship noted above. The overall level of NPAs remains below the average of the Company’s peer group.
At June 30, 2011 and December 31, 2010 classified loans (loans with risk grades 6, 7 or 8) by loan type are as follows:

	June 30, 2011		December 31, 2010
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial loans	$15,047	25.6%	$14,069	26.0%
Commercial real estate loans	16,864	28.7	15,807	29.2
Commercial construction loans	8,817	15.0	7,832	14.5
Land and land development loans	8,432	14.4	8,040	14.9
Agriculture loans	3,074	5.2	2,380	4.4
Multifamily loans	—	—	—	—
Residential real estate loans	5,341	9.1	4,477	8.3
Residential construction loans	185	0.3	277	0.5
Consumer loans	985	1.7	1,203	2.2
Municipal loans	—	—	—	—
Total classified loans	$58,745	100.0%	$54,085	100.0%

Classified loans are loans for which management believes it may experience some problems in obtaining repayment under the contractual terms of the loan, and are inclusive of the Company’s non-accrual loans. However, categorizing a loan as classified does not necessarily mean that the Company will experience any or significant loss of expected principal or interest.
Classified loans decreased by $2.5 million from March 31, 2011, but were higher than at December 31, 2010 as a result of the land development loan noted above. The total $58.7 million in classified loans is well off the peak of $96.2 million reached in July 2009.
As with NPAs, the geographical distribution of the Company’s classified loans reflects the distribution of the Company’s loan portfolio, with higher distributions in the “North Idaho/Eastern Washington” region, and decreased levels in southern Idaho. As noted above, the Company worked rapidly to reduce its exposure in the Greater Boise area, and the other southern Idaho regions have strong agri-business components. In general, the Company believes that its loss exposure to remaining classified loans in the North Idaho/Eastern Washington region will be less, because of much lower land and development totals, and stronger collateral values and borrowers supporting the remaining loans.
Local economies are still weak but appear to be stabilizing in the region, with variations in the strength of different industry segments. Agriculture, manufacturing, technology, health-care and mining businesses are strong and improving, offset by continued weakness in the construction and government sectors. Full recovery in the region is likely to occur slowly and over a multi-year period. As such, management believes that classified loans and non-performing assets will likely remain elevated through the remainder of 2011 and into 2012, but at levels lower than those experienced in recent periods. In addition, as noted above, loss exposure from these loans appears to have decreased significantly, and should continue to be lower than the heavy losses experienced in 2009 and 2010. Given market volatility and future uncertainties, as with all forward-looking statements, management cannot assure nor guarantee the accuracy of these future forecasts.
Management continues to focus its efforts on managing and reducing the level of non-performing assets, classified loans and delinquencies. It uses a variety of analytical tools and an integrated stress testing program involving both qualitative and quantitative modeling to assess the current and projected state of its credit portfolio. The results of this program are integrated with the Company’s capital and liquidity modeling programs to manage and mitigate future risk in these areas as well. In 2010 and again in early 2011, the Company contracted with an independent loan review firm to further evaluate and provide independent analysis of our portfolio and make recommendations for portfolio management improvement. In particular, the review quantified and stratified the loans in the Bank’s portfolio based upon layered risk, product type, asset class, loans-to-one borrower, and geographic location. The purpose of the review was to provide an independent assessment of the potential imbedded risks and dollar exposure within the Bank’s loan portfolio. The original and updated scope included loans representing over 80% of the total loan portfolio and included specific asset evaluations and loss forecasts for the majority of the loan portfolio. The firm employed seasoned financial and commercial lending personnel to complete the individual loan reviews. Based on its initial evaluation of both external and internal loan review results, management did not believe that it needed to materially alter its 12-month forward loss projections, and results in the eighteen months since the first review have supported management’s perception. Based on the updated review, management again did not believe that it needed to materially alter its new 12-month forward loss projections, and actual losses in the first six months following the update have been lower than the amounts forecasted in the independent loan review. Management has and continues to incorporate a number of the recommendations made by the review firm into its ongoing credit management process.
     Other Income.
The following table details dollar amount and percentage changes of certain categories of other income for the three and six month periods ended June 30, 2011 and 2010.

Three Months Ended	June 30, 2011	% of	Percent Change	June 30, 2010	% of
Other Income	Amount	Total	Prev. Yr.	Amount	Total
	(Dollars in thousands)
Fees and service charges	$1,863	68%	(9)%	$2,047	69%
Loan related fee income	545	20%	(32)%	799	27%
Net gain (loss) on sale of securities	—	—%	(100)%	70	2%
Other-than-temporary credit impairment on investment securities	—	—%	(100)%	(237)	(8)%
BOLI income	91	3%	(4)%	95	3%
Other income	234	9%	5%	224	7%
Total	$2,733	100%	(9)%	$2,998	100%

Six Months Ended	June 30, 2011	% of	Percent Change	June 30, 2010	% of
Other Income	Amount	Total	Prev. Yr.	Amount	Total
	(Dollars in thousands)
Fees and service charges	$3,534	66%	(8)%	$3,835	70%
Loan related fee income	1,120	21	(13)%	1,293	23
Net gain (loss) on sale of securities	—	—	(100)%	142	3
Other-than-temporary credit impairment on investment securities	—	—	(100)%	(256)	(5)
BOLI income	180	3	(3)%	185	3
Other income	562	10	75%	322	6
Total	$5,396	100%	(3)%	$5,521	100%

Total other income was $2.7 million, $2.7 million and $3.0 million for the three months ended June 30, 2011, March 31, 2011 and June 30, 2010. Total other income was $5.4 million and $5.5 million for the six months ended June 30, 2011 and June 30, 2010, respectively.
Fees and service charges earned on deposit, trust and investment accounts continue to be the Company’s primary sources of other income. Fees and service charges in the second quarter increased by $193,000 from the sequential quarter and decreased by $184,000 from the previous year. Increases in debit card, trust and investment services income produced the improvement over the sequential quarter, but lower overdraft income offset stronger trust, investment and debit card activity from the same period a year ago. The Company continues to build its trust and investment division, expand its cash management services, evaluate new fee structures and explore other new opportunities to offset potential decreases created by changing regulatory requirements, particularly the potential impacts of the Durbin amendment to the Dodd-Frank Act on debit card income and new FDIC restrictions on overdraft servicing income. As a small bank, the Company is not directly subject to the debit card interchange income restrictions enacted as part of the Durbin amendment, but may see indirect impacts in the future.
Loan related fee income was down from both the sequential quarter and the same period last year. Mortgage origination activity continued to slow in response to the end of the government home-buyer tax credit in 2010, consumer concerns over the economy and falling home prices, unseasonably cold weather conditions, and tightening appraisal and underwriting rules.
BOLI income was relatively flat from the prior year as yields were stable and the Company did not purchase or liquidate BOLI assets. The Company did not recognize any credit impairment on its securities portfolio during the current or sequential quarter, compared to a $237,000 credit loss recorded in the three months ended June 30, 2010. Delinquency and default activity on the mortgages underlying the two securities that have produced credit impairment losses in the past appears to have stabilized. Other non-interest income totaled $234,000 for quarter ended June 30, 2011, compared to $329,000 for the sequential quarter and $224,000 in the same period last year. The reduction from the sequential quarter reflected a slight decrease in contract income and a loss taken on the write-off of obsolete customer remote deposit equipment. For the six month period ended June 30, 2011, other non-interest income totaled $562,000, compared to $322,000 for the same period a year ago, reflecting pricing increases on the accounts serviced by the Company under its secured credit card deposit servicing contract.
     Operating Expenses.
The following table details dollar amount and percentage changes of certain categories of other expense for the three and six months ended June 30, 2011 and June 30, 2010.

Three Months Ended	June 30, 2011	% of	Percent Change	June 30, 2010	% of
Other Expense	Amount	Total	Prev. Yr.	Amount	Total
	(Dollars in thousands)
Salaries and employee benefits	$4,887	50%	(4)%	$5,088	46%
Occupancy expense	1,708	18%	(5)%	1,789	16%
Advertising	214	2%	(22)%	273	2%
Fees and service charges	632	7%	(9)%	697	6%
Printing, postage and supplies	302	3%	(7)%	325	3%
Legal and accounting	447	5%	33%	337	3%
FDIC assessment	331	3%	(30)%	471	4%
OREO operations(1)	150	2%	(89)%	1,380	12%
Other expense	940	10%	3%	914	8%
Total	$9,611	100%	(15)%	$11,274	100%

Six Months Ended	June 30, 2011	% of	Percent Change	June 30, 2010	% of
Other Expense	Amount	Total	Prev. Yr.	Amount	Total
	(Dollars in thousands)
Salaries and employee benefits	$9,833	50%	(10)%	$10,920	47%
Occupancy expense	3,496	18	(3)%	3,616	16
Advertising	344	2	(31)%	495	2
Fees and service charges	1,283	7	(5)%	1,349	6
Printing, postage and supplies	638	3	(11)%	714	3
Legal and accounting	682	4	3%	661	3
FDIC assessment	776	4	(17)%	939	4
OREO operations(1)	626	3	(74)%	2,410	11
Other expense	1,673	9	(3)%	1,731	8
Total	$19,351	100%	(15)%	$22,835	100%
_____________________________

(1)	Amount includes chargedowns and gains and losses on sale of OREO
Operating expense for the second quarter 2011 totaled $9.6 million, down $129,000 from the sequential quarter and $1.7 million from the same period a year ago. For the six months ended June 30, 2011, operating expenses totaled $19.4 million, a reduction of $3.5 million, or 15% for the same period in 2010. The decreases from the sequential and prior year periods reflect lower expenses in virtually all categories, with particularly strong reductions in OREO operations, compensation and other expenses.
Salaries and employee benefits expense decreased $1.1 million or 10.0%, over the six month period last year as a result of planned staff reductions implemented throughout 2010 and the first half of 2011. The employee full time equivalent (“FTE”) number at June 30, 2011 totaled 332, a reduction of 37 FTEs, or 10.0%, from June 30, 2010. Severance expense for the six months ended June 30, 2011 was $34,000, as compared to $389,000 in the same period a year ago. The Company continues to suspend salary increases and bonus payments for executive officers, but reinstated merit increases for other employees in the first quarter of 2011. The Company continues to implement additional restructuring plans which should lead to further reductions in compensation expense in 2011 and future years.
Occupancy expenses decreased $120,000, or 3.3%, for the six month period ended June 30, 2011 compared to the same period one year ago. The decrease reflects lower depreciation and rent expense as a result of reduced purchases of software and equipment and the termination of equipment and administrative office leases no longer needed. The Company continues to review asset and software purchases carefully, re-negotiate contracts, and otherwise work with its vendors to lower costs, which should produce additional cost savings in this area.
The advertising expense decrease of $151,000 or 30.5% for the six month period compared to the same period one year ago is a result of reductions in general advertising and media expenses, as the Company has focused marketing efforts on more targeted audiences and reduced expenditures on broad print, yellow page and other media. Fees and service charges decreased by $66,000 or 4.9% for the six month period compared to the same period one year ago as lower collection and credit service fees offset increases in debit card and computer service expense. Printing, postage and supplies decreased $76,000 for the six month period in comparison to last year’s total, as a result of lower check printing, postage and statement rendering expenses and the Company anticipates additional future savings in this area. Legal and accounting fees increased by $21,000 in comparison to the same six-month period in 2010 as lower legal fees were offset by higher consulting expenses associated with the Company's current restructuring efforts. These consulting expenses should tail off later this year.
The $163,000 decrease in FDIC expenses for the six month period ended June 30, 2011 over last year primarily reflects changes in the FDIC assessment formula and lower asset balances than in the prior year. OREO operations, related valuation adjustments and gains and losses on the sale of OREO decreased by $1.8 million for the six month period over the same period last year, as a result of reductions in OREO balances and stabilizing property values.
Other expenses decreased $58,000, or 3.4%, for the six month period over the same period last year, reflecting decreases in operational losses and training, travel, courier, armored car and meeting expenses. The Company continues to evaluate opportunities for additional expense reduction in many of the categories included in this line item, and anticipates further reductions as the year progresses.
The Company’s efficiency ratio (noninterest expense divided by the sum of net interest income and noninterest income) was 83.8% for the six months ended June 30, 2011, compared to 100.6% for the same period one year ago. The ratio was 82.0% for the three months ended June 30, 2011, compared to 85.6% for the sequential quarter and 95.9% for the three months ended June 30, 2010. With economic conditions likely to remain challenging in the near future, the Company continues to develop and implement additional efficiency and cost-cutting efforts. Management anticipates that as it completes its current initiatives, the efficiency and expense ratios will continue to improve. Stabilization and improvement in economic conditions in the future should also improve efficiency, as net interest income rebounds and credit-related costs subside.
     Income Tax Provision.
The Company did not record an income tax provision for the six months ended June 30, 2011 compared to an income tax benefit of $5.1 million for the same period one year ago. No provision was recorded in the second quarter of 2011, or the sequential quarter, compared to an income tax benefit of $1.9 million in the second quarter of 2010. The effective tax rates used to calculate the tax benefit were 0.0% and 42.6% for the six months ended June 30, 2011 and 2010, respectively. The effective tax rates used to calculate the tax provision or benefit were 0.0%, 0.0% and 43.7% for the quarters ended June 30, 2011, March 31, 2011, and June 30, 2010, respectively. At June 30, 2011, Intermountain assessed whether it was more likely than not that it would realize the benefits of its deferred tax asset. Intermountain determined that the negative evidence associated with a three-year cumulative loss for the period ended December 31, 2010, and challenging economic conditions continued to outweigh the positive evidence. Therefore, Intermountain maintained a valuation allowance of $8.8 million against its deferred tax asset. The company analyzes the deferred tax asset on a quarterly basis and may recapture a portion or all of this allowance depending on future profitability. Including the valuation allowance, Intermountain had a net deferred tax asset of $13.7 million as of June 30, 2011, compared to a net deferred tax asset of $15.2 million as of December 31, 2010. The decrease in the net deferred tax asset is primarily due to the increase in the unrealized market value of the Company's investment securities.
Intermountain uses an estimate of future earnings and tax planning strategies to determine whether or not the benefit of its net deferred tax asset will be realized. Two different scenarios are used and the results of the two are probability weighted and averaged together to determine both the need for a valuation allowance and the size of the allowance. In conducting this analysis, management has assumed economic conditions will continue to be challenging in 2011, followed by gradual improvement in the ensuing years. These assumptions are in line with both national and regional economic forecasts. As such, its estimates include elevated credit losses in 2011, but at lower levels than those experienced in 2009 and 2010, followed by improvement in ensuing years as the economy improves and the Company’s loan portfolio turns over. It also assumes: (1) improving net interest margins beginning in 2012, as it is able to convert some of its cash position to higher yielding instruments; and (2) reductions in operating expenses as credit costs abate and its other cost reduction strategies continue.
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

Financial Position
     Assets. At June 30, 2011, Intermountain’s assets were $960.7 million, down from $1.0 billion at December 31, 2010. During this period, decreases in cash and cash equivalents and loans receivable were partially offset by increases in investments available for sale. Given the challenging economic climate, the Company does not anticipate strong organic asset growth in the near future, and continues to maintain a conservative balance sheet, with high levels of marketable securities and cash and cash equivalents. In the second quarter, though, management converted some of its cash into marketable securities and loans receivable, and will continue to look for opportunities to do so.
     Investments. Intermountain’s investment portfolio at June 30, 2011 was $232.2 million, an increase of $27.0 million from the December 31, 2010 balance of $205.3 million. The increase was primarily due to the purchase of $47.4 million in available-for-sale securities as the Company redeployed funds from low yielding cash equivalents into higher yielding investments. Management remains cautious about the potential for rising rates and continues to maintain short portfolio duration with strong regular incoming cash flows. As of June 30, 2011, the balance of the unrealized gain on investment securities, net of federal income taxes, was $1.6 million, compared to an unrealized loss at December 31, 2010 of $0.8 million. During the second quarter of 2011, market prices on both government-guaranteed and non-guaranteed securities improved, resulting in the reversal from an unrealized loss to an unrealized gain position.
The Company currently holds two residential MBS, with an unpaid balance totaling $9.9 million that are determined to have other than temporary impairments (“OTTI”), as detailed in the table below (dollars in thousands):

	Principal	Fair	Unrealized	Cumulative OTTI Credit Loss Recorded in	Cumulative OTTI Impairment Loss Recorded in
Security	Balance	Value	(Loss) Gain	Income	OCI
Security 1	$2,918	$1,853	$467	$(947)	$(805)
Security 2	7,030	5,742	299	(407)	(1,122)
Total	$9,948	$7,595	$766	$(1,354)	$(1,927)

As noted in the table above, impairment for these two securities totals $3.3 million, of which $1.4 million has been recorded as credit loss impairment in income and the remainder in other comprehensive income. The Company did not record additional credit loss impairment for either security in the first six months of 2011. At this time, the Company anticipates holding the two securities until their value is recovered or until maturity, and will continue to adjust its net income (loss) and other comprehensive income (loss) to reflect potential future credit loss impairments and the security’s market value. The Company calculated the credit loss charges against earnings each quarter by subtracting the estimated present value of future cash flows on the securities from their amortized cost less the total of previous credit loss impairment at the end of each period.
     Loans Receivable. At June 30, 2011 net loans receivable totaled $548.2 million, down $15.0 million or 2.70% from $563.2 million at December 31, 2010. The decrease reflected the payoff of one large participated credit, liquidation of problem credits, and paydowns by business customers reducing debt loads. However, activity and balances rebounded slightly in the second quarter of 2011, as commercial and agricultural customers drew on lines to fund operating activity and the bank funded several new commercial and municipal projects.
The following table sets forth the composition of Intermountain’s loan portfolio at the dates indicated. Loan balances exclude deferred loan origination costs and fees and allowances for loan losses.

	June 30, 2011		December 31, 2010
	Amount	%	Amount	%
	(Dollars in thousands)
Commercial loans	$123,566	22.0	$122,656	21.3
Commercial real estate loans	172,701	30.7	175,559	30.5
Commercial construction loans	17,694	3.2	17,951	3.1
Land and land development loans	49,197	8.8	60,962	10.6
Agriculture loans	85,296	15.2	87,364	15.2
Multifamily loans	27,112	4.8	26,417	4.6
Residential real estate loans	62,016	11.0	60,872	10.6
Residential construction loans	4,291	0.8	3,219	0.6
Consumer loans	12,535	2.2	14,095	2.4
Municipal loans	7,360	1.3	6,528	1.1
Total loans	561,768	100.0	575,623	100.0
Allowance for loan losses	(13,687)		(12,455)
Deferred loan fees, net of direct origination costs	114		60
Loans receivable, net	$548,195		$563,228
Weighted average interest rate	5.93%		6.04%

With the exception of land and land development loans, balances in most loan types have been relatively stable since year end. The reduction in land development balances reflects ongoing liquidation activity, including the transfer of one large credit from the loan portfolio into OREO during the second quarter of 2011. New commercial and commercial real estate activity offset the payoff of the large participation loan noted above and lower borrowing demand from the Company's agribusiness customers.
The commercial portfolio is diversified by industry with a variety of small business customers that have held up relatively well during this economic downturn. As slow economic conditions continue, however, the Company continues to experience a moderate increase in stress in this portfolio. Most of the commercial credits are smaller, however, and Intermountain carries a higher proportion of SBA and USDA guaranteed loans than many of its peers, reducing the overall risk in this portfolio. Commercial customers continue to watch economic conditions very closely, and although there are some signs of increased activity in some sectors, they generally remain cautious in the current market, delaying expansionary efforts, paying down debt, and limiting borrowing activity.
The commercial real estate portfolio is also well-diversified and consists of a mix of owner and non-owner occupied properties, with relatively few true non-owner-occupied investment properties. The Company has lower concentrations in this segment than most of its peers, and has underwritten these properties cautiously. In particular, it has limited exposure to speculative investment office buildings and retail strip malls, two of the higher risk segments in this category. While tough economic conditions continue to heighten the risk in this portfolio, it continues to perform well with relatively low delinquency and loss rates. The Company believes it has some opportunity to increase prudent lending in this area and did fund some new activity in the second quarter, as real estate valuations have decreased and remaining borrowers are likely to have stronger credit profiles.
Most agricultural markets continue to perform very well, and the Company has very limited exposure to the severely impacted dairy market. The sector has performed so well that many of its best borrowing customers are using excess cash generated over the past couple of years to reduce their overall borrowing position. As production costs increase, borrowing activity may pick up in this sector.
The residential and consumer portfolios consist primarily of first and second mortgage loans, unsecured loans to individuals, and auto, boat and RV loans. These portfolios have generally performed well with limited delinquencies and defaults, although the Company has seen some pressure on its home equity portfolio. While these loans have generally been underwritten with relatively conservative loan-to-values and strong debt-to-income ratios, the continued weak economy and falling home prices have resulted in some losses in this loan type.
High unemployment and decreased asset values continue to challenge Intermountain’s customers and its loan portfolios. Economic conditions and property values remain volatile, but do not appear to be worsening now in most of the Company's markets. Management believes that its underwriting standards and aggressive identification and management of credit problems are having a positive impact on its credit portfolios. Losses are likely to remain elevated in 2011, but at lower levels than in 2009 and 2010, with continued improvement in subsequent years.

Geographic Distribution
As of June 30, 2011, the Company’s loan portfolio by loan type and geographical market area was:

	North Idaho — Eastern	Magic Valley	Greater Boise	E. Oregon, SW Idaho, excluding			% of Loan type to total
Loan Portfolio by Location	Washington	Idaho	Area	Boise	Other	Total	loans
	(Dollars in thousands)
Commercial loans	$85,879	$7,861	$10,463	$17,384	$1,979	$123,566	22.0%
Commercial real estate loans	115,615	12,916	17,093	16,186	10,891	172,701	30.7%
Commercial construction loans	6,057	3,369	8,258	—	10	17,694	3.2%
Land and land development loans	36,442	4,277	5,717	1,287	1,474	49,197	8.8%
Agriculture loans	2,433	6,426	16,190	58,270	1,977	85,296	15.2%
Multifamily loans	17,923	—	708	—	8,481	27,112	4.8%
Residential real estate loans	41,784	4,932	3,764	8,187	3,349	62,016	11.0%
Residential construction loans	3,729	417	145	—	—	4,291	0.8%
Consumer loans	7,194	1,182	1,165	2,585	409	12,535	2.2%
Municipal loans	5,842	—	1,518	—	—	7,360	1.3%
Total	$322,898	$41,380	$65,021	$103,899	$28,570	$561,768	100.0%
Percent of total loans in geographic area	57.5%	7.4%	11.6%	18.5%	5.0%	100.0%
Percent of total loans where real estate is the primary collateral	68.7%	67.3%	58.2%	36.6%	85.6%	62.3%

As of December 31, 2010, the Company’s loan portfolio by loan type and geographical market area was:

	North Idaho — Eastern	Magic Valley	Greater Boise	E. Oregon, SW Idaho, excluding			% of Loan type to total
Loan Portfolio by Location	Washington	Idaho	Area	Boise	Other	Total	loans
	(Dollars in thousands)
Commercial loans	$81,916	$9,572	$10,747	$18,865	$1,556	$122,656	21.3%
Commercial real estate loans	115,721	14,536	18,295	17,465	9,542	175,559	30.5%
Commercial construction loans	6,738	3,070	8,143	—	—	17,951	3.1%
Land and land development loans	47,197	4,421	5,944	1,904	1,496	60,962	10.6%
Agriculture loans	1,609	7,302	16,754	59,575	2,124	87,364	15.2%
Multifamily loans	18,205	—	725	—	7,487	26,417	4.6%
Residential real estate loans	39,482	5,795	3,582	8,248	3,765	60,872	10.6%
Residential construction loans	2,594	287	7	331	—	3,219	0.6%
Consumer loans	7,802	1,580	1,318	2,960	435	14,095	2.4%
Municipal loans	4,955	1,573	—	—	—	6,528	1.1%
Total	$326,219	$48,136	$65,515	$109,348	$26,405	$575,623	100.0%
Percent of total loans in geographic area	56.4%	8.4%	11.5%	19.1%	4.6%	100.0%
Percent of total loans where real estate is the primary collateral	70.6%	64.5%	59.5%	40.2%	85.4%	63.7%

As illustrated, 58% of the Company’s loans are in north Idaho and eastern Washington, with the next highest percentage in the rural markets of southwest Idaho outside of Boise. Although economic trends and real estate valuations have worsened in these market areas, portfolio loss rates have still been lower than in the Boise area or other areas of the country. This reflects the differing economies in these areas, generally more conservative lending and borrowing norms, longer-term customers, and more restrained building and development activity. In particular, large national and regional developers and builders did not enter and subsequently exit these markets. The southwest Idaho and Magic Valley markets are largely agricultural areas which have not seen levels of price appreciation or depreciation as steep as other areas over the last few years. The “Other” category noted above largely represents loans made to local borrowers where the collateral is located outside the Company’s communities. The mix in this category is relatively diverse, with the highest proportions in Oregon, Washington, California, Nevada and Arizona, but no single state comprising more than 35.5% of this total or 1.8% of the total loan portfolio.
Participation loans where Intermountain purchased part of the loan and was not the lead bank totaled $20.4 million at June 30, 2011. $7.1 million of the total is a condominium project in Boise that is currently classified, but is being managed very closely, and for which no loss is expected. The remaining loans are all within the Company’s footprint and management believes they do not present significant risk at this time.
The following table sets forth the composition of Intermountain’s loan originations for the periods indicated.

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change
	(Dollars in thousands)
Commercial loans	$13,308	$16,742	(20.5)	$38,281	$46,902	(18.4)%
Commercial real estate loans	7,840	4,158	88.6	9,606	13,499	(28.8)%
Commercial construction loans	2,459	670	267.0	2,459	7,410	(66.8)%
Land and land development loans	469	1,569	(70.1)	1,113	2,639	(57.8)%
Agriculture loans	17,587	19,850	(11.4)	35,995	46,352	(22.3)%
Multifamily loans	—	—	—	—	—	—%
Residential real estate loans	11,289	17,668	(36.1)	29,856	34,931	(14.5)%
Residential construction loans	1,208	1,198	0.8	1,908	1,801	5.9%
Consumer	1,150	1,252	(8.1)	2,097	2,347	(10.7)%
Municipal	202	834	(75.8)	16,972	834	1,935.0%
Total loans originated	$55,512	$63,941	(13.2)	$138,287	$156,715	(11.8)%

2011 origination activity reflects the muted borrowing demand from virtually all sectors in the current environment, as potential borrowers remain very cautious about pursuing new real estate purchase, expansion or construction activities, and as agricultural customers experience strong cash flows. Municipal activity picked up in 2011, as the Company originated several larger local government loans. The Company continues to market residential and commercial lending programs to help ensure the credit needs of its communities are met. In particular, it is pursuing attractive small and mid-market commercial credits, originating commercial real estate loans to strong borrowers at lower real estate prices, pursuing municipal and non-profit organization lending opportunities, originating mortgage loans to strong borrowers at conservative loan-to-values, diversifying its agricultural portfolio, and expanding its already strong government-guaranteed loan marketing efforts. Management believes that loan demand will pick up moderately as economic conditions improve and customers begin to expand operations again. However, competition for qualified borrowers is likely to remain fierce and favor those banks with low-cost funding structures and strong relationship networks.
     Office Properties and Equipment. Office properties and equipment decreased 3.1% to $39.0 million at June 30, 2011 from year end as a result of depreciation recorded for the six months ended June 30, 2011. Reflecting efficiencies gained from prior infrastructure investments, the Company has been able to reduce its recent hardware, software and equipment purchases.
     Other Real Estate Owned. Other real estate owned increased by $3.4 million to $7.8 million at June 30, 2011 from December 31, 2010. For the first six months of 2011, the Company sold 39 properties totaling $4.4 million, wrote off $0.3 million and added 18 properties totaling $8.1 million, including one land development project totaling $5.9 million in the second quarter. A total of 26 properties remained in the OREO portfolio at quarter end, consisting of $6.8 million in construction and land development properties, $0.4 million in commercial real estate properties, and $0.6 million in residential real estate. Overall, the Company’s current OREO portfolio is lower than most of its peer group and management anticipates reductions in the total in the future. The following table details OREO activity during the most recent quarter.

Other Real Estate Owned Activity

	2011	2010
	(Dollars in thousands)
Balance, beginning of period, January 1	$4,429	$11,538
Additions to OREO	8,115	4,928
Proceeds from sale of OREO	(4,400)	(5,817)
Valuation Adjustments in the period(1)	(326)	(1,895)
Balance, end of period, June 30	$7,818	$8,754
_____________________________

(1)	Amount includes chargedowns and gains/losses on sale of OREO
     Intangible Assets. Intangible assets now consist only of a small core deposit intangible derived from prior acquisitions and is amortizing down as time progresses.
     BOLI and All Other Assets. Bank-owned life insurance (“BOLI”) and other assets decreased to $35.2 million at June 30, 2011 from $37.9 million at December 31, 2010. The deferred tax asset, net of the valuation allowance noted above, comprises $13.7 million of this balance and decreased by $1.5 million due to increase in the unrealized market value of the investment securities. Accrued interest receivable and prepaid items comprise the bulk of the remainder of these assets.
     Deposits. Total deposits decreased $42.8 million to $736.0 million at June 30, 2011 from $778.8 million at December 31, 2010. The decrease reflected a combination of limited Company need for additional funding, a focused effort to lower interest expense, conversion of CD, NOW and money market balances into non-FDIC insured investments through the Company's trust and investment division, and increased usage of funds by some of the Company's commercial and agri-business customers to reduce debt, pay taxes and fund operations. The Company continues to focus on managing relationship customers closely, lowering its cost of funds, and moving CD customers seeking higher yields into our investment products. Overall, transaction account deposits comprised 65.5% of total deposits at June 30, 2011, up from 63.5% a year ago, and 63.7% at year-end, 2010. Brokered CDs declined $4.0 million during the six months ended June 30, 2011, and $8.4 million in the past 12 months.
The following table sets forth the composition of Intermountain’s deposits at the dates indicated.

	June 30, 2011		December 31, 2010
	Amount	%	Amount	%
	(Dollars in thousands)
Non-interest bearing demand accounts	$166,261	22.7%	$168,519	21.6%
NOW and money market 0.0% to 4.65%	315,986	42.9%	327,891	42.1%
Savings and IRA 0.0% to 5.75%	75,024	10.2%	75,387	9.7%
Certificate of deposit accounts (CDs)	68,053	9.2%	79,533	10.2%
Jumbo CDs	65,758	8.9%	77,685	10.0%
Brokered CDs	36,899	5.0%	40,899	5.3%
CDARS CDs to local customers	8,048	1.1%	8,919	1.1%
Total deposits	$736,029	100.0%	$778,833	100.0%
Weighted average interest rate on certificates of deposit		1.55%		1.66%
Core Deposits as a percentage of total deposits (1)		84.6%		83.2%
Deposits generated from the Company’s market area as a % of total deposits		95.0%		94.8%
_____________________________

(1)	Core deposits consist of non-interest bearing checking, money market checking, savings accounts, and certificate of deposit accounts of less than $100,000 (excluding public deposits).
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
Deposits by location are as follows (dollars in thousands):

	June 30, 2011	% of total deposits	December 31, 2010	% of total deposits	June 30, 2010	% of total deposits
Deposits by Location
North Idaho — Eastern Washington	$360,124	48.9%	$374,173	48.0%	$389,935	48.4%
Magic Valley Idaho	65,545	8.9%	68,870	8.8%	71,047	8.8%
Greater Boise Area	63,838	8.7%	79,697	10.2%	76,879	9.5%
Southwest Idaho — Oregon, excluding Boise	156,618	21.3%	165,505	21.3%	166,452	20.6%
Administration, Secured Savings	89,904	12.2%	90,588	11.7%	102,467	12.7%
Total	$736,029	100.0%	$778,833	100.0%	$806,780	100.0%

The Company attempts to, and has been successful in balancing loan and deposit growth in each of the market areas it serves. While northern Idaho and eastern Washington deposits currently exceed those in the Company’s southern Idaho and eastern Oregon markets, deposits in these newer markets have grown more rapidly over the past few years. The Company’s deposit market share has grown significantly over the past ten years, and it now ranks second in overall market share in its core markets. Intermountain continues to be the deposit market share leader in five of the eleven counties in which it operates.
     Borrowings. Deposit accounts are Intermountain’s primary source of funds. Intermountain also relies upon advances from the Federal Home Loan Bank of Seattle, repurchase agreements and other borrowings to supplement its funding, reduce its overall cost of funds, and to meet deposit withdrawal requirements. These borrowings totaled $150.2 million and $155.6 million at June 30, 2011 and December 31, 2010, respectively. The decrease from year end reflects minor fluctuations in municipal repurchase balances.

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
On the liability side, Intermountain seeks to manage its interest rate risk exposure by maintaining a relatively high percentage of non-interest bearing demand deposits, interest-bearing demand deposits, savings and money market accounts. These instruments tend to lag changes in market rates and may afford the Bank more protection in increasing interest rate environments, but can also be changed relatively quickly in a declining rate environment. The Bank utilizes various deposit pricing strategies and other borrowing sources to manage its rate risk. As noted above, the duration of the Company’s liabilities has generally shortened over the past 18 months, as customers have preferred shorter-term deposit products and the Company has not replaced longer-term brokered and wholesale funding instruments as they have come due.
Intermountain uses a simulation model designed to measure the sensitivity of net interest income and net income to changes in interest rates. This simulation model is designed to enable Intermountain to generate a forecast of net interest income and net income given various interest rate forecasts and alternative strategies. The model is also designed to measure the anticipated impact that prepayment risk, basis risk, customer maturity preferences, volumes of new business and changes in the relationship between long-term and short-term interest rates have on the performance of Intermountain. The results of modeling indicate that the estimated impact of changing rates on net interest income in a 100 and 300 basis point upward adjustment are within the guidelines established by management. The estimated impact of changing rates on net interest income in a 100 basis point downward adjustment in market interest rates is just outside of the Company's guidelines over a 12-month forward looking period, but within the guidelines over a 24-month period. The impacts of changing rates on the Company's modeled economic value of equity are also within the Company's guidelines and reflect a minimum risk profile. The current scenario analysis for net income has been impacted by the unusual current and prior year operating results of the Company, which increases the impact of both upward and downward adjustments on the percentage increase and decrease. Given this, management has tended to place more reliance on the net interest income and economic value of equity modeling.
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
Deposits decreased to $736.0 million at June 30, 2011 from $778.8 million at December 31, 2010, with the largest decreases in retail CD and NOW and money market balances. Repurchase agreements also decreased by $5.4 million, reflecting moderate fluctuations in municipal repurchase activity. Decreases in loan and cash and cash equivalents offset the largely planned reductions in deposits and a planned deployment of cash into higher yielding investment securities, which cumulatively resulted in a decrease of $53.8 million in the Company’s cash position at June 30, 2011 from year end, 2010.
During the six months ended June 30, 2011, cash used by investing activities consisted primarily of the purchase of available-for-sale investment securities. During the same period, cash used by financing activities consisted primarily of decreases in deposits and repurchase agreements.
Securities sold subject to repurchase agreements totaled $99.7 million at June 30, 2011. These borrowings are required to be collateralized by investments with a market value exceeding the face value of the borrowings. Under certain circumstances, Intermountain could be required to pledge additional securities or reduce the borrowings.
Intermountain’s credit line with FHLB Seattle provides for borrowings up to a percentage of its total assets subject to general collateralization requirements. At June 30, 2011, the Company’s FHLB Seattle credit line represented a total borrowing capacity of approximately $106.9 million, of which $36.6 million was being utilized. Additional collateralized funding availability at the Federal Reserve totaled $27.9 million. Both of these collateral secured lines could be expanded more with the placement of additional collateral. Overnight-unsecured borrowing lines have been established at US Bank and Pacific Coast Bankers Bank (“PCBB”). At June 30, 2011, the Company had approximately $35.0 million of overnight funding available from its unsecured correspondent banking sources.
Intermountain maintains an active liquidity monitoring and management plan, and has worked aggressively over the past several years to expand its sources of alternative liquidity. Given continuing volatile economic conditions, the Company has taken additional protective measures to enhance liquidity, including intensive customer education and communication efforts, movement of funds into highly liquid assets and increased emphasis on relationship deposit-gathering efforts. Because of its relatively low reliance on non-core funding sources and the additional efforts undertaken to improve liquidity discussed above, management believes that the Company’s current liquidity risk is moderate and manageable.

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
Liquidity for the parent Company depends substantially on dividends from the Bank. As discussed more fully in “Risk Factors”, the Bank is currently prohibited from paying dividends to the parent Company without prior regulatory approval. The other primary sources of liquidity for the Parent Company are capital or borrowings. Management projects that current resources will be sufficient to meet the parent Company’s projected funding needs until September 2011, and has announced the signing of securities purchase agreements to raise an additional $70 million in capital, as noted in the “Capital Resources” section noted below.

Capital Resources
Intermountain’s total stockholders’ equity was $60.4 million at June 30, 2011, compared with $59.4 million at December 31, 2010. The increase in total stockholders’ equity was primarily due to the increase in the unrealized gain in the investment portfolio offset by the net loss and accrual of preferred stock dividends. At June 30, 2011, Intermountain had unrealized gains of $1.6 million (including cumulative OTTI recognized through other comprehensive income), net of related income taxes, on investments classified as available-for-sale and $424,000 in unrealized losses on cash flow hedges, net of related income taxes. This compares to unrealized losses of $797,000, net of related income taxes, on investments classified as available-for-sale and $432,000 unrealized losses on cash flow hedges at December 31, 2010. Stockholders’ equity was 6.3% of total assets at June 30, 2011 and 5.9% at December 31, 2010. Tangible stockholders’ equity as a percentage of tangible assets was 6.3% for June 30, 2011 and 5.9% for December 31, 2010, and tangible common equity as a percentage of tangible assets was 3.6% for June 30, 2011 and 3.3% for December 31, 2010.
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
On April 6, 2011, the Company announced that it had entered into securities purchase agreements with certain accredited investors (“Investors”), pursuant to which it expects to raise aggregate gross proceeds of $70 million, subject to bank regulatory approvals and confirmations and satisfaction of other customary closing conditions, through the issuance and sale of 70 million shares of common stock at $1.00 per share in a private placement. The Company also plans to conduct a $5 million rights offering after the closing of the private placement that will allow existing shareholders to purchase common shares at the same purchase price per share as the Investors. Certain Investors have agreed, subject to applicable regulatory limitations, to purchase shares any existing shareholders do not purchase in the rights offering. The Company expects to use the proceeds from the capital raise and the rights offering to make capital contributions to and strengthen the balance sheet of the Bank, for other general corporate purposes and as otherwise provided for in the agreements. The Company and certain of its Investors submitted the required applications to its regulators in mid-April, 2011, and presently expects the transaction to close in the third quarter of this year.
Intermountain and the Bank are required by applicable regulations to maintain certain minimum capital levels and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier I capital to average assets. At June 30, 2011 Intermountain exceeded the minimum published regulatory capital requirements to be considered “well-capitalized” pursuant to Federal Financial Institutions Examination Council “FFIEC” regulations. However, the Bank executed an informal agreement with its primary regulators in the first quarter of 2010 which among other conditions, required the Bank to increase its capital by $30 million by June 16, 2010 and maintain a 10% Tier 1 capital to average assets ratio. Although the Company was not able to meet the capital requirements by the June 16, 2010 deadline, successful completion of the capital raise noted above would satisfy these conditions.

However, there can be no assurance that all closing conditions will be satisfied and the transactions will close as expected.
The following tables set forth the amounts and ratios regarding actual and minimum published core Tier 1 risk-based and total risk-based capital requirements, together with the published amounts and ratios required in order to meet the definition of a “well-capitalized” institution as reported on the quarterly Federal Financial Institutions Examination Council “FFIEC” call report at June 30, 2011.

					Well-Capitalized
	Actual		Capital Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets):
The Company	$74,602	11.46%	$52,059	8%	$65,074	10%
Panhandle State Bank	80,092	12.31%	52,060	8%	65,075	10%
Tier I capital (to risk-weighted assets):
The Company	66,399	10.20%	26,030	4%	39,044	6%
Panhandle State Bank	71,889	11.05%	26,030	4%	39,045	6%
Tier I capital (to average assets):
The Company	66,399	6.97%	38,130	4%	47,663	5%
Panhandle State Bank	71,889	7.54%	38,130	4%	47,663	5%

Reflecting the Company’s ongoing strategy to prudently manage through the current economic cycle, the decision to maximize equity and liquidity at the Bank level has correspondingly reduced cash available at the parent Company. Consequently, to conserve liquid assets, in December 2009 the Company decided to defer regularly scheduled interest payments on its outstanding Junior Subordinated Debentures related to its Trust Preferred Securities (“TRUPS Debentures”), and regular quarterly cash dividend payments on its preferred stock held by the U.S. Treasury. The Company is permitted to defer payments of interest on the TRUPS Debentures for up to 20 consecutive quarterly periods without default. During the deferral period, the Company may not pay any dividends or distributions on, or redeem, purchase or acquire, or make a liquidation payment with respect to the Company’s capital stock, or make any payment of principal or interest on, or repay, repurchase or redeem any debt securities of the Company that rank equally or junior to the TRUPS Debentures. Under the terms of the preferred stock, if the Company does not pay dividends for six quarterly dividend periods (whether or not consecutive), Treasury would be entitled to appoint two members to the Company’s board of directors. The seventh payment deferral will occur in August 2011, allowing Treasury the contractual right to appoint the two directors. Deferred payments compound for both the TRUPS Debentures and preferred stock. Although these expenses will be accrued on the consolidated income statements for the Company, deferring these interest and dividend payments preserves approximately $477,000 per quarter in cash for the Company.
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
Tabular Disclosure of Contractual Obligations
The following table represents the Company’s on-and-off balance sheet aggregate contractual obligations to make future payments as of June 30, 2011.

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	Over 3 to 5 Years	More than 5 Years
	(in thousands)
Long-term debt (1)	$58,754	$1,183	$26,593	$5,143	$25,835
Short-term debt	104,723	104,723	—	—	—
Capital lease obligations	—	—	—	—	—
Operating lease obligations (2)	13,266	1,044	1,642	1,599	8,981
Direct financing obligations (3)	33,725	1,635	3,270	3,434	25,386
Total	$210,468	$108,585	$31,505	$10,176	$60,202

(1)	Includes interest payments related to long-term debt agreements.

(2)
Excludes recurring accounts payable, accrued expenses and other liabilities, repurchase agreements and customer deposits, all of which are recorded on the registrant’s balance sheet. See Notes 5 and 6 of Notes to Consolidated Financial Statements.

(3)	Sandpoint Center Building lease payments related to direct financing transaction executed in August 2009.

New Accounting Pronouncements
In July 2010, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This update amends codification topic 310 on receivables to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. This guidance was phased in, with the new disclosure requirements for period end balances effective as of December 31, 2010, and the new disclosure requirements for activity during the reporting period effective March 31, 2011. The troubled debt restructuring disclosures in this ASU have been delayed by ASU 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20,” which was issued in January 2011.
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
In April 2011, the FASB issued ASU No. 2011-03, “Reconsideration of Effective Control for Repurchase Agreements.” The amendments in this ASU remove from the assessment of effective control the criteria relating to the transferor's ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. The amendments in this ASU also eliminate the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets. The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.
In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs. The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.
In June 2011, the FASB issued ASU No. 2011-05, “Amendments to Topic 220, Comprehensive Income.” Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. Due to the recency of this pronouncement, the Company is evaluating its timing of adoption of ASU 2011-05, but will adopt the ASU retrospectively by the due date.

Forward-Looking Statements
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
     This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions that are not historical facts, such as the statements in this report regarding expected or projected asset quality and losses, expenses, the closing of the Company's announced capital raise and resulting capital levels, and the parent Company's liquidity, and other statements identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “will likely," “should,” “projects,” “seeks,” “estimates” or words of similar meaning. These forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. In addition to the factors set forth in the sections titled “Risk Factors,” “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as applicable, in this report and our Annual Report on Form 10-K for the year ended December 31, 2010, the following factors, among others, could cause actual results to differ materially from the anticipated results:

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

•	inflation and interest rate levels, and market and monetary fluctuations;

•	the risks associated with lending and potential adverse changes in credit quality;

•	changes in market interest rates and spreads, which could adversely affect our net interest income and profitability;

•	increased loan delinquency rates;

•	trade, monetary and fiscal policies and laws, including interest rate and income tax policies of the federal government;

•	the timely development and acceptance of new products and services of Intermountain;

•	the willingness of customers to substitute competitors’ products and services for Intermountain’s products and services;

•	technological and management changes;

•	our ability to recruit and retain key management and staff;

•	changes in estimates and assumptions used in financial accounting;

•	the Company’s critical accounting policies and the implementation of such policies;

•	growth and acquisition strategies;

•	lower-than-expected revenue or cost savings or other issues in connection with mergers and acquisitions;

•	changes in consumer spending, saving and borrowing habits;

•	the strength of the United States economy in general and the strength of the local economies in which Intermountain conducts its operations;

•	our ability to attract new deposits and loans and leases;

•	competitive market pricing factors;

•	stability of funding sources and continued availability of borrowings;

•	Intermountain’s success in gaining regulatory approvals, when required;

•	results of regulatory examinations that could restrict growth;

•	future legislative or administrative changes to the TARP Capital Purchase Program; and

•	Intermountain’s success at managing the risks involved in the foregoing.
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
Item 4 —Controls and Procedures
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
(b) Changes in Internal Control over Financial Reporting: In the three months ended June 30, 2011, there were no changes in Intermountain’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, Intermountain’s internal control over financial reporting.
PART II — Other Information
Item 1 —Legal Proceedings

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
The national economy and the financial services sector in particular, are still facing significant challenges. Substantially all of our loans are to businesses and individuals in northern, southwestern and south central Idaho, eastern Washington and southwestern Oregon, markets facing many of the same challenges as the national economy, including elevated unemployment levels and declines in commercial and residential real estate values. Although some economic indicators are improving both nationally and in the markets we serve, unemployment remains high and there remains substantial uncertainty regarding when and how strongly a sustained economic recovery will occur. A further deterioration in economic conditions in the nation as a whole or in the markets we serve could result in the following consequences, any of which could have an adverse impact, which may be material, on our business, financial condition, results of operations and prospects, and could also cause the market price of our stock to decline:

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
The Bank has entered into an informal agreement with the FDIC and the Idaho Department of Finance to take steps to further strengthen the Bank within specified timeframes, including, among other items, increasing capital by at least $30 million by June 16, 2010 and thereafter maintaining a minimum 10% Tier 1 Capital to Average Assets ratio, not paying dividends from the Bank to the Company without prior approval, achieving staged reductions in the Bank’s adversely classified assets and not engaging in transactions that would materially alter our balance sheet composition. Management has taken numerous steps to satisfy the conditions of the agreement, including entering into securities purchase agreements with certain investors to issue and sell to the investors an aggregate of $70 million in newly issued shares of common stock, subject to customary closing conditions including required bank regulatory approvals and confirmations and absence of a material adverse change with respect to the Company. Although the Company expects the transaction to close in the third quarter of 2011, there can be no assurance that all closing conditions will be satisfied and the transactions will close as expected.
We may pursue additional capital in the future, which could dilute the holders of our outstanding common stock and may adversely affect the market price of our common stock.
We have entered into the agreements described above providing for the issuance and sale to certain investors of $70 million of our common stock, and we expect the transactions to close. If the planned capital raise closes as expected, it will result in substantial dilution to the current holders of our common stock. In the event the capital raise does not close as expected we would pursue alternative strategies in order to further strengthen our capital and better position ourselves to take advantage of opportunities that may arise in the future. In addition, as noted above, we have entered into an informal agreement with our primary regulators to increase capital levels at the Bank. Alternatives for raising capital may include issuance and sale of common or preferred stock, or borrowings by the Company, with proceeds contributed to the Bank. Our ability to raise additional capital would depend on, among other things, conditions in the capital markets at the time, which are outside of our control, and our financial performance. We cannot assure you that such capital will be available to us on acceptable terms, if at all. Any such capital raising alternatives likely would dilute the holders of our outstanding common stock and may adversely affect the market price of our common stock.
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
The current economic downturn and sluggish recovery is significantly affecting our market area. At June 30, 2011, 62.3% of our loans were secured with real estate as the primary collateral. Further deterioration or a slow recovery in the local economies we serve could have a material adverse effect on our business, financial condition and results of operations due to a weakening of our borrowers’ ability to repay these loans and a decline in the value of the collateral securing them. Our ability to recover on these loans by selling or disposing of the underlying real estate collateral is adversely impacted by declining real estate values, which increases the likelihood we will suffer losses on defaulted loans secured by real estate beyond the amounts provided for in the allowance for loan losses. This, in turn, could require material increases in our allowance for loan losses and adversely affect our financial condition and results of operations, perhaps materially.
Non-performing assets take significant time to resolve and adversely affect our results of operations and financial condition.
At June 30, 2011, our non-performing loans (which consist of non-accrual loans and loans that are 90 days or more past due) were 2.0% of the loan portfolio. At June 30, 2011, our non-performing assets (which also include OREO) were 1.9% of total assets. The level of non-performing loans to net loans decreased from  2.04%  at December 31, 2010, to 1.96% at June 30, 2011, but the level of non-performing assets to total assets  increased from 1.59% at December 31, 2010 to 1.93% at June 30, 2011 , and remains at elevated levels compared to historical norms. Non-performing loans and assets adversely affect us in a variety of ways. Until economic and market conditions improve, we may expect to continue to incur losses relating to elevated levels of non-performing assets. We do not record interest income on non-accrual loans, thereby adversely affecting our net interest income and increasing loan administration costs. When we receive collateral through foreclosures and similar proceedings, we are required to mark the related loan to the then fair market value of the collateral, which may ultimately result in a loss. An increase in the level of non-performing assets also increases our risk profile and may impact the capital levels our regulators believe are appropriate in light of such risks. We utilize various techniques such as loan sales, workouts and restructurings to manage our problem assets. Decreases in the value of these problem assets, the underlying collateral, or in the borrowers’ performance or financial condition could adversely affect our business, results of operations and financial condition, perhaps materially. In addition, the resolution of non-performing assets requires significant commitments of time from management and staff, which can be detrimental to the performance of their other responsibilities. There can be no assurance that we will not experience increases in non-performing loans and assets in the future.
Our ability to receive dividends from our banking subsidiary accounts for most of our revenue and could affect our liquidity and ability to pay dividends.
We are a separate and distinct legal entity from our banking subsidiary, Panhandle State Bank. We receive substantially all of our revenue from dividends from our banking subsidiary. These dividends are the principal source of funds to pay dividends on our common and preferred stock and principal and interest on our outstanding debt. The other primary sources of liquidity for the parent Company are capital or borrowings. Various federal and/or state laws and regulations limit the amount of dividends that the Bank may pay us. For example, Idaho law limits a bank’s ability to pay dividends subject to surplus reserve requirements. In addition, as noted above, we have entered into an informal agreement with our regulators prohibiting the payment of dividends from the Bank to the Company without prior approval. Also, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. Limitations on our ability to receive dividends from our subsidiary could have a material adverse effect on our liquidity and on our ability to pay dividends on common or preferred stock. Additionally, if our subsidiary’s earnings are not sufficient to make dividend payments to us while maintaining adequate capital levels, we may not be able to make dividend payments to our common and preferred stockholders or principal and interest payments on our outstanding debt.
In this regard, we have suspended payments on our trust preferred securities and Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Preferred Stock”). As of August, 2011, we will have not paid dividends on the Preferred Stock for a total of seven quarterly dividend periods, which gives the U.S. Treasury the right to appoint two directors to our board of directors until all accrued but unpaid dividends have been paid. If we do not make payments on our trust preferred securities for over 20 consecutive quarters, we could be in default under those securities. Despite these deferrals, the Company fully intends to meet all of its obligations to the Treasury and holders of the trust preferred securities as quickly as it is prudent to do so, which could occur promptly following the closing of the Company’s capital raise described above if it closes as expected and upon approval of the Company’s primary regulators.

With the suspension of payments on our trust preferred securities and preferred stock, management projects the parent Company’s cash needs to be approximately $500,000 on an annualized basis, and that current resources will be sufficient to meet the parent Company’s projected liabilities at least until September 2011. Management would expect to satisfy any liquidity needs through borrowings or offerings of equity securities, although there can be no assurance as to the availability or terms of such borrowings or equity capital.
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
On February 7, 2011, the FDIC issued final rules, effective April 1, 2011, implementing changes to the assessment rules resulting from the Dodd-Frank Act.  The adopted regulations: (1) modify the definition of an institution's deposit insurance assessment base; (2) alter certain adjustments to the assessment rates; (3) revise the assessment rate schedules in light of the new assessment base and altered adjustments; and (4) provide for the automatic adjustment of the assessment rates in the future when the reserve ratio reaches certain milestones.
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
Our securities portfolio contains whole loan private mortgage-backed securities and currently includes securities with unrecognized losses. The national downturn in real estate markets and elevated mortgage delinquency and foreclosure rates have increased credit losses in the portfolio of loans underlying these securities and resulted in substantial discounts in their market values. While these trends appear to have stabilized, any further deterioration in the loans underlying these securities and resulting market discounts could lead to other-than-temporary impairment in the value of these investments. We evaluate the securities portfolio for any other-than-temporary impairment each reporting period, as required by generally accepted accounting principles, and as of June 30, 2011, two securities had been determined to be other than temporarily impaired (“OTTI”), with the cumulative impairment totaling $3.3 million. Of this $3.3 million, $1.4 million has been recognized as a credit loss through the Company’s income statement since the determination of OTTI. The remaining $1.9 million has been recognized in other comprehensive income. There can be no assurance that future evaluations of the securities portfolio will not require us to recognize additional impairment charges with respect to these and other holdings.
In addition, as a condition to membership in the Federal Home Loan Bank of Seattle (“FHLB”), we are required to purchase and hold a certain amount of FHLB stock. Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB. At June 30, 2011, we had stock in the FHLB of Seattle totaling $2.3 million. The FHLB stock held by us is carried at cost and is subject to recoverability testing under applicable accounting standards. The FHLB has discontinued the repurchase of its stock and discontinued the distribution of dividends. As of June 30, 2011, we did not recognize an impairment charge related to our FHLB stock holdings. There can be no assurance, however, that future negative changes to the financial condition of the FHLB may not require us to recognize an impairment charge with respect to such.
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
In that regard, sweeping financial regulatory reform legislation was enacted in July 2010. Among other provisions, the new legislation (i) creates a new Bureau of Consumer Financial Protection with broad powers to regulate consumer financial products such as credit cards and mortgages, (ii) creates a Financial Stability Oversight Council comprised of the heads of other regulatory agencies, (iii) will lead to new capital requirements from federal banking agencies, (iv) places new limits on electronic debit card interchange fees, and (v) requires the Securities and Exchange Commission and national stock exchanges to adopt significant new corporate governance and executive compensation reforms. The new legislation and regulations are expected to increase the overall costs of regulatory compliance.
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
We evaluate our deferred income tax assets for recoverability based on all available evidence. This process involves significant management judgment about assumptions that are subject to change from period to period based on changes in tax laws, our ability to successfully implement tax planning strategies, or variances between our future projected operating performance and our actual results. We are required to establish a valuation allowance for deferred income tax assets if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred income tax assets may not be realized. In determining the more-likely-than-not criterion, we evaluate all positive and negative available evidence as of the end of each reporting period. In this regard, we established a valuation allowance for deferred income tax assets of $7.4 million at September 30, 2010. An additional $1.4 million valuation allowance was added in the fourth quarter of 2010. Future adjustments to the deferred income tax asset valuation allowance, if any, will be determined based upon changes in the expected realization of the net deferred income tax assets. The realization of the deferred income tax assets ultimately depends on the existence of sufficient taxable income in either the carryback or carryforward periods under the tax law.
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
In order to conserve the liquid assets of the Company, our board of directors has approved the deferral of the regular quarterly cash dividend on the Preferred Stock, beginning in December 2009. Accordingly, we will have deferred dividends on the Preferred Stock for a total of seven quarterly dividend periods in August 2011, which gives the U.S. Treasury the right to appoint two directors to our board of directors until all accrued but unpaid dividends have been paid. Otherwise, except as required by law, holders of the Preferred Stock have limited voting rights. So long as shares of Preferred Stock are outstanding, in addition to any other vote or consent of stockholders required by law or our Articles of Incorporation, the vote or consent of holders of at least 66 2/3% of the shares of Preferred Stock outstanding is required for:

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

Item 2 —Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3 —Defaults Upon Senior Securities
Not applicable.

Item 4 —[Removed and Reserved]

Item 5 — Other Information
Not applicable.

Item 6 —Exhibits

Exhibit No.	Exhibit
10.1	Form of Securities Purchase Agreement dated April 6, 2011 between the Company and the investors signatory thereto (1)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 is formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) the Unaudited Consolidated Statements of Changes in Cash Flows, (iv) the Unaudited Consolidated Statements of Comprehensive Income (Loss),and (v) the Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text

*	Furnished herewith
(1)	Incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 7, 2011

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERMOUNTAIN COMMUNITY BANCORP (Registrant)

August 10, 2011	By:	/s/ Curt Hecker
Date		Curt Hecker
President and Chief Executive Officer

August 10, 2011	By:	/s/ Doug Wright
Date		Doug Wright
Executive Vice President and Chief Financial Officer