Form 10-Q
period 2011-09-30
INTERMOUNTAIN COMMUNITY BANCORP
filed 2011-11-14
CIK 1284506

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s Common Stock, no par value per share, as of November 7, 2011 was 8,409,840.

Intermountain Community Bancorp
FORM 10-Q
For the Quarter Ended September 30, 2011

PART I — Financial Information

Item - 1 Financial Statements
Intermountain Community Bancorp
Consolidated Balance Sheets
(Unaudited)

	September 30, 2011	December 31, 2010
	(Dollars in thousands)
ASSETS
Cash and cash equivalents:
Interest-bearing	$84,599	$132,693
Non-interest bearing and vault	13,483	11,973
Restricted cash	2,975	3,290
Available-for-sale securities, at fair value	193,209	183,081
Held-to-maturity securities, at amortized cost	21,670	22,217
Federal Home Loan Bank (“FHLB”) of Seattle stock, at cost	2,310	2,310
Loans held for sale	2,352	3,425
Loans receivable, net	525,478	563,228
Accrued interest receivable	4,052	4,360
Office properties and equipment, net	38,309	40,246
Bank-owned life insurance	9,034	8,765
Other intangibles	218	310
Other real estate owned (“OREO”)	7,378	4,429
Prepaid expenses and other assets	21,456	24,782
Total assets	$926,523	$1,005,109
LIABILITIES
Deposits	$749,985	$778,833
Securities sold subject to repurchase agreements	57,122	105,116
Advances from Federal Home Loan Bank	29,000	34,000
Cashier checks issued and payable	404	580
Accrued interest payable	1,575	1,406
Other borrowings	16,527	16,527
Accrued expenses and other liabilities	11,327	9,294
Total liabilities	865,940	945,756
Commitments and contingent liabilities
STOCKHOLDERS’ EQUITY
Common stock 300,000,000 shares authorized; 8,427,447 and 8,431,385 shares issued and 8,409,840 and 8,390,877 shares outstanding as of September 30, 2011 and December 31, 2010, respectively	78,868	78,803
Preferred stock 1,000,000 shares authorized; 27,000 shares issued and outstanding as of September 30, 2011 and December 31, 2010	26,059	25,794
Accumulated other comprehensive income (loss), net of tax	2,383	(1,229)
Accumulated deficit	(46,727)	(44,015)
Total stockholders’ equity	60,583	59,353
Total liabilities and stockholders’ equity	$926,523	$1,005,109
The accompanying notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars in thousands, except per share data)
Interest income:
Loans	$8,224	$9,563	$24,990	$29,026
Investments	2,385	2,174	6,897	5,926
Total interest income	10,609	11,737	31,887	34,952
Interest expense:
Deposits	1,158	1,862	3,540	6,303
Other borrowings	643	849	1,843	2,444
Total interest expense	1,801	2,711	5,383	8,747
Net interest income	8,808	9,026	26,504	26,205
Provision for losses on loans	(2,239)	(10,058)	(6,584)	(21,780)
Net interest income after provision for losses on loans	6,569	(1,032)	19,920	4,425
Other income:
Fees and service charges	1,692	1,898	5,226	5,733
Loan related fee income	524	642	1,644	1,934
Net gain on sale of securities	12	206	12	349
Other-than-temporary impairment (“OTTI”) losses on investments (1)	(81)	(349)	(81)	(605)
Bank-owned life insurance	88	92	269	277
Other	248	328	810	650
Total other income	2,483	2,817	7,880	8,338
Operating expenses	9,812	21,918	29,164	44,754
Loss before income taxes	(760)	(20,133)	(1,364)	(31,991)
Income tax (provision) benefit	—	(4,169)	—	882
Net loss	(760)	(24,302)	(1,364)	(31,109)
Preferred stock dividend	457	432	1,348	1,279
Net loss applicable to common stockholders	$(1,217)	$(24,734)	$(2,712)	$(32,388)
Loss per share — basic	$(0.14)	$(2.95)	$(0.32)	$(3.86)
Loss per share — diluted	$(0.14)	$(2.95)	$(0.32)	$(3.86)
Weighted average common shares outstanding — basic	8,409,840	8,390,877	8,405,422	8,383,841
Weighted average common shares outstanding — diluted	8,409,840	8,390,877	8,405,422	8,383,841
_____________________________________

(1)
Consisting of $0, $0, $0 and $1,529 of total other-than-temporary impairment net losses, net of $(81), $(349), $(81) and $924 recognized in other comprehensive income, for the three months ended September 30, 2011, and September 30, 2010 and nine months ended September 30, 2011 and September 30, 2010, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
	(Dollars in thousands)
Cash flows from operating activities:
Net loss	$(1,364)	$(31,109)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	2,262	2,356
Stock-based compensation expense	168	281
Net amortization of premiums on securities	1,636	2,317
Provisions for losses on loans	6,584	21,781
Goodwill impairment	—	11,662
Deferred tax asset valuation allowance	—	7,400
Amortization of core deposit intangibles	92	97
(Gain) on sale of loans, investments, property and equipment	(666)	(1,629)
(Gain) on sale of other real estate owned	(101)	(299)
OTTI credit loss on available-for-sale investments	81	605
Charge down on other real estate owned	928	2,593
Accretion of deferred gain on sale of branch property	(11)	(11)
Net accretion of loan and deposit discounts and premiums	13	(30)
Increase in cash surrender value of bank-owned life insurance	(269)	(277)
Change in:
Accrued interest receivable	308	437
Prepaid expenses and other assets	860	(1,242)
Accrued interest payable	169	83
Accrued expenses and other liabilities	835	(1,064)
Proceeds from sale of loans	32,378	52,850
Originations of loans held for sale	(30,650)	(48,062)
Net cash provided by operating activities	13,253	18,739
Cash flows from investing activities:
Purchases of available-for-sale securities	(47,352)	(45,706)
Proceeds from calls or maturities of available-for-sale securities	7,734	15,338
Principal payments on mortgage-backed securities	33,738	39,300
Purchases of held-to-maturity securities	—	(7,927)
Proceeds from calls or maturities of held-to-maturity securities	524	853
Origination of loans, net principal payments	22,240	34,673
Purchase of office properties and equipment	(326)	(852)
Proceeds from sale of office properties and equipment	—	40
Proceeds from sale of other real estate owned	5,136	9,400
Net change in restricted cash	315	(1,015)
Net cash provided by investing activities	22,009	44,104
Cash flows from financing activities:
Net change in demand, money market and savings deposits	6,283	(9,045)
Net change in certificates of deposit	(35,131)	(21,773)
Net change in repurchase agreements	(47,994)	(14,477)
Payoff of FHLB advances	(5,000)	(15,000)
Retirement of treasury stock	(4)	(4)
Net cash used in financing activities	(81,846)	(60,299)
Net change in cash and cash equivalents	(46,584)	2,544
Cash and cash equivalents, beginning of period	144,666	103,189
Cash and cash equivalents, end of period	$98,082	$105,733
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,212	$8,664
Income taxes, net of tax refunds received	8	(7,144)
Noncash investing and financing activities:
Loans converted to other real estate owned	8,912	6,581
Accrual of preferred stock dividend	1,083	1,032

The accompanying notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Net loss	$(760)	$(24,302)	$(1,364)	$(31,109)
Other comprehensive income:
Change in unrealized gains on investments, and mortgage backed securities (“MBS”) available for sale, excluding non-credit loss on impairment of securities	1,903	1,789	5,848	6,695
Non-credit loss on impairment on available-for-sale debt	81	349	81	(924)
Less deferred income tax provision	(785)	(846)	(2,346)	(2,285)
Change in fair value of qualifying cash flow hedge	22	5	29	176
Net other comprehensive income	1,221	1,297	3,612	3,662
Comprehensive income (loss)	$461	$(23,005)	$2,248	$(27,447)
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

2. Investments:
The amortized cost and fair values of investments are as follows (in thousands):

	Available-for-Sale
	Amortized Cost	Non-Credit OTTI Recognized in OCI (Losses)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value/ Carrying Value
September 30, 2011
U.S. treasury securities and obligations of U.S. government agencies	$7,819	$—	$621	$—	$8,440
State and municipal securities	7,253	—	727	—	7,980
Mortgage-backed securities - Agency Pass Throughs	63,483	—	2,673	—	66,156
Mortgage-backed securities - Agency CMO's	83,307	—	2,273	(88)	85,492
Mortgage-backed securities - Non Agency CMO's (investment grade)	6,362	—	416		6,778
Mortgage-backed securities - Non Agency CMO's (below investment grade)	20,374	(1,845)	854	(1,020)	18,363
	$188,598	$(1,845)	$7,564	$(1,108)	$193,209
December 31, 2010
U.S. treasury securities and obligations of U.S. government agencies	$4,020	$—	$—	$(95)	$3,925
State and municipal securities	5,251	—	28	(49)	5,230
Mortgage-backed securities - Agency Pass Throughs	53,593	—	1,357	(267)	54,683
Mortgage-backed securities - Agency CMO's	88,503	—	1,365	(232)	89,636
Mortgage-backed securities - Non Agency CMO's (investment grade)	11,344	—	200	(217)	11,327
Mortgage-backed securities - Non Agency CMO's (below investment grade)	21,689	(1,926)	726	(2,209)	18,280
	$184,400	$(1,926)	$3,676	$(3,069)	$183,081
	Held-to-Maturity
	Carrying Value / Amortized Cost	Non-Credit OTTI Recognized in OCI (Losses)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2011
State and municipal securities	$21,670	$—	$1,187	$—	$22,857
December 31, 2010
State and municipal securities	$22,217	$—	$280	$(385)	$22,112

The following table summarizes the duration of Intermountain’s unrealized losses on available-for-sale and held-to-maturity securities as of the dates indicated (in thousands).

	Less Than 12 Months		12 Months or Longer		Total
September 30, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury securities and obligations of U.S. government agencies	$—	$—	$—	$—	$—	$—
State and municipal securities	—	—	—	—	—	—
Mortgage-backed securities & CMO’s	4,757	61	14,801	1,047	19,558	1,108
Total	$4,757	$61	$14,801	$1,047	$19,558	$1,108

	Less Than 12 Months		12 Months or Longer		Total
December 31, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury securities and obligations of U.S. government agencies	$3,897	$95	$—	$—	$3,897	$95
State and municipal securities	11,713	434	—	—	11,713	434
Mortgage-backed securities & CMO’s	36,338	581	14,447	2,344	50,785	2,925
Total	$51,948	$1,110	$14,447	$2,344	$66,395	$3,454

At September 30, 2011, the amortized cost and fair value of available-for-sale and held-to-maturity debt securities, by contractual maturity, are as follows (in thousands):

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$—	$—	$129	$133
After one year through five years	22	22	875	931
After five years through ten years	9,807	10,497	9,312	9,916
After ten years	5,243	5,901	11,354	11,877
Subtotal	15,072	16,420	21,670	22,857
Mortgage-backed securities	173,526	176,789	—	—
Total Securities	$188,598	$193,209	$21,670	$22,857

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
Intermountain’s investment portfolios are managed to provide and maintain liquidity; to maintain a balance of high quality, diversified investments to minimize risk; to offset other asset portfolio elements in managing interest rate risk; to provide collateral for pledging; and to maximize returns. At September 30, 2011, the Company does not intend to sell any of its available-for-sale securities that have a loss position and it is not likely that it will be required to sell the available-for-sale securities before the anticipated recovery of their remaining amortized cost or maturity date. The unrealized losses on residential mortgage-backed securities without other-than-temporary impairment (“OTTI”) were considered by management to be temporary in nature.
Investment securities are reviewed on an ongoing basis for the presence of OTTI impairment, taking into consideration current market conditions, fair value in relationship to cost, the extent and nature of the change in fair value, issuer rating changes and trends, whether we intend to sell a security or if it is likely that we will be required to sell the security before recovery of our amortized cost basis of the investment, which may be at maturity, and other factors.
For the calculation and presentation of OTTI of debt securities, the Company considers whether they intend to sell a security or if it is likely that they would be required to sell the security before recovery of the amortized cost basis of the investment, which may be maturity. For debt securities, if the Company intends to sell the security or it is likely that it will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If the Company does not intend to sell the security and it is not likely that it will be required to sell the security but does not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis, less prior credit impairment losses taken, and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI. For investment securities held to maturity, this amount is accreted over the remaining life of the debt security prospectively based on the amount and timing of future estimated cash flows. The accretion of the amount recorded in OCI increases the carrying value of the investment and does not affect earnings. If there is an indication of additional credit losses the security is reevaluated according to the procedures described above.
The following table presents the OTTI losses for the nine months ended September 30, 2011 and September 30, 2010:

	2011		2010
	Held To Maturity	Available For Sale	Held To Maturity	Available For Sale
Total other-than-temporary impairment losses	$—	$—	$—	$1,529
Portion of other-than-temporary impairment losses transferred from (recognized in) other comprehensive income (1)	—	81	—	(924)
Net impairment losses recognized in earnings (2)	$—	$81	$—	$605
_____________________________

(1)	Represents other-than-temporary impairment losses related to all other factors.

(2)	Represents other-than-temporary impairment losses related to credit losses.
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

3. Loans and Allowance for Loan Losses:
The components of loans receivable are as follows (in thousands):

	September 30, 2011
	Loans Receivable	%	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Commercial	$114,616	21.2%	$11,154	$103,462
Commercial real estate	169,189	31.3	13,319	155,870
Commercial construction	17,153	3.2	1,734	15,419
Land and land development loans	43,603	8.1	6,853	36,750
Agriculture	82,879	15.4	3,601	79,278
Multifamily	26,902	5.0	—	26,902
Residential real estate	62,152	11.5	3,776	58,376
Residential construction	2,974	0.6	16	2,958
Consumer	12,157	2.3	597	11,560
Municipal	8,085	1.4	—	8,085
Total loans receivable	539,710	100.0%	$41,050	$498,660
Allowance for loan losses	(14,367)
Deferred loan fees, net of direct origination costs	135
Loans receivable, net	$525,478
Weighted average interest rate	5.83%

	December 31, 2010
	Loans Receivable	%	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Commercial	$122,656	21.3%	$10,698	$111,958
Commercial real estate	175,559	30.5	13,077	162,482
Commercial construction	17,951	3.1	691	17,260
Land and land development loans	60,962	10.6	5,995	54,967
Agriculture	87,364	15.2	1,460	85,904
Multifamily	26,417	4.6	—	26,417
Residential real estate	60,872	10.6	3,276	57,596
Residential construction	3,219	0.6	277	2,942
Consumer	14,095	2.4	1,094	13,001
Municipal	6,528	1.1	—	6,528
Total loans receivable	575,623	100.0%	$36,568	$539,055
Allowance for loan losses	(12,455)
Deferred loan fees, net of direct origination costs	60
Loans receivable, net	$563,228
Weighted average interest rate	6.04%

The components of allowance for loan loss by types are as follows (in thousands):

	September 30, 2011
	Total Allowance	Individually Evaluated Allowance	Collectively Evaluated Allowance
Commercial	$2,751	$1,275	$1,476
Commercial real estate	5,563	3,652	1,911
Commercial construction	722	377	345
Land and land development loans	2,099	741	1,358
Agriculture	802	6	796
Multifamily	95	—	95
Residential real estate	1,643	953	690
Residential construction	80	16	64
Consumer	584	461	123
Municipal	28	—	28
Total	$14,367	$7,481	$6,886

	December 31, 2010
	Total Allowance	Individually Evaluated Allowance	Collectively Evaluated Allowance
Commercial	$2,925	$744	$2,181
Commercial real estate	3,655	1,475	2,180
Commercial construction	540	145	395
Land and land development loans	2,408	770	1,638
Agriculture	779	92	687
Multifamily	83	—	83
Residential real estate	1,252	545	707
Residential construction	65	—	65
Consumer	613	449	164
Municipal	135	—	135
Total	$12,455	$4,220	$8,235

A summary of current, past due and nonaccrual loans as of September 30, 2011 is as follows, (in thousands):

	Current	30-89 Days Past Due	90 Days or More Past Due and Accruing	Nonaccrual	Total
Commercial	$110,790	$97	$—	$3,729	$114,616
Commercial real estate	165,311	533	—	3,345	169,189
Commercial construction	17,106	—	—	47	17,153
Land and land development loans	41,146	189	—	2,268	43,603
Agriculture	82,339	136	—	404	82,879
Multifamily	26,902	—	—	—	26,902
Residential real estate	61,289	469	—	394	62,152
Residential construction	2,958	—	—	16	2,974
Consumer	11,856	175	—	126	12,157
Municipal	8,085	—	—	—	8,085
Total	$527,782	$1,599	$—	$10,329	$539,710

A summary of current, past due and nonaccrual loans as of December 31, 2010 is as follows, (in thousands):

	Current	30-89 Days Past Due	90 Days or More Past Due and Accruing	Nonaccrual	Total
Commercial	$118,036	$761	$—	$3,859	$122,656
Commercial real estate	171,633	360	—	3,566	175,559
Commercial construction	17,880	—	—	71	17,951
Land and land development loans	58,537	515	—	1,910	60,962
Agriculture	86,782	—	—	582	87,364
Multifamily	26,417	—	—	—	26,417
Residential real estate	58,481	1,361	66	964	60,872
Residential construction	3,109	—	—	110	3,219
Consumer	13,664	42	—	389	14,095
Municipal	6,528	—	—	—	6,528
Total	$561,067	$3,039	$66	$11,451	$575,623

The following table provides a summary of Troubled Debt Restructuring ("TDR") by performing status, (in thousands).

	September 30, 2011			December 31, 2010
Troubled Debt Restructurings	Nonaccrual	Accrual	Total	Nonaccrual	Accrual		Total
Commercial	$325	$193	$518	$—	$104		$104
Commercial real estate	1,889	—	1,889	2,154	189		2,343
Commercial construction	47	295	342	49	495		544
Land and land development loans	915	455	1,370	—	1,165		1,165
Agriculture	22	—	22	—	—	.	—
Residential real estate	—	1,388	1,388	—	682		682
Residential construction	16	—	16	—	—		—
Consumer	27	79	106	—	—		—
Total	$3,241	$2,410	$5,651	$2,203	$2,635		$4,838

A modified loan is considered a TDR when two conditions are met: 1) the borrower is experiencing documented financial difficulty and 2) concessions are made by the Company that would not otherwise be considered for a borrower with similar credit characteristics. Modified terms are dependent upon the financial position and needs of the individual borrower, as the Company does not employ modification programs for temporary or trial periods. The most common types of modifications include interest rate adjustments, covenant modifications, forbearance and/or other concessions. If the modification agreement is violated, the loan is handled by the Company's Special Assets group for resolution, which may result in foreclosure.
Generally, TDRs are classified as impaired loans and TDRs for the remaining life of the loan. Impaired and TDR classification may be removed if the borrower demonstrates compliance with the modified terms and the restructuring agreement specifies an interest rate equal to that which would be provided to a borrower with similar credit at the time of restructuring. TDRs were $5.7 million and $4.8 million at September 30, 2011 and December 31, 2010, respectively. The company adopted the provisions of FASB ASU 2011-2, “A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring,” for the period ended September 30, 2011. The Company reviewed all restructurings that occurred between January 1, 2011 and September 30, 2011 for compliance with ASU 2011-02. The adoption of this ASU did not have a material impact on the company's consolidated financial statements.
The Company's loans that were modified in the three and nine month periods ended September 30, 2011 and considered a TDR are as follows (dollars in thousands):

	Three months ended September 30, 2011			Nine months ended September 30, 2011
	Number	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial	1	$79	$79	3	$1,821	$1,821
Land and land development loans	3	205	205	8	2,467	2,466
Agriculture	—	—	—	1	58	58
Residential real estate	1	8	8	7	945	945
Residential construction	—	—	—	1	123	123
Consumer	—	—	—	5	128	128
	5	$292	$292	25	$5,542	$5,541

The balances below provide information as to how the loans were modified as TDRs during the three and nine months ended September 30, 2011, (in thousands).

	Three months ended September 30, 2011		Nine months ended September 30, 2011
	Adjusted Interest Rate Only	Other*	Adjusted Interest Rate Only	Other*
Commercial	$79	$—	$79	$1,742
Land and land development loans	205	—	455	2,011
Agriculture	—	—	—	58
Residential real estate	8	—	912	33
Residential construction	—	—	—	123
Consumer	—	—	128	—
	$292	$—	$1,574	$3,967

(*) Other includes term or principal concessions or a combination of concessions, including interest rates.

The allowance for loan losses and reserve for unfunded commitments are maintained at levels considered adequate by management to provide for probable loan losses as of the Consolidated Balance Sheet reporting dates. The allowance for loan losses and reserve for unfunded commitments are based on management’s assessment of various factors affecting the loan portfolio, including problem loans, business conditions and loss experience, and an overall evaluation of the quality of the underlying collateral. Changes in the allowance for loan losses and the reserve for unfunded commitments during the nine-month period ending September 30 are as follows:

	Allowance for Loan Losses September 30, 2011
	Balance, Beginning of Year	Charge-Offs Jan 1 through Sept 30, 2011	Recoveries Jan 1 through Sept 30, 2011	Provision	Balance, End of Period
	(Dollars in thousands)
Commercial	$2,925	$(1,202)	$580	$448	$2,751
Commercial real estate	3,655	(835)	185	2,558	5,563
Commercial construction	540	—	—	182	722
Land and land development loans	2,408	(2,661)	344	2,008	2,099
Agriculture	779	(332)	49	306	802
Multifamily	83	—	—	12	95
Residential real estate	1,252	(687)	113	965	1,643
Residential construction	65	(18)	—	33	80
Consumer	613	(321)	113	179	584
Municipal	135	—	—	(107)	28
Allowance for loan losses	$12,455	$(6,056)	$1,384	$6,584	$14,367

	Allowance for Loan Losses September 30, 2010
	Balance, Beginning of Year	Charge-Offs Jan 1 through Sept 30, 2010	Recoveries Jan 1 through Sept 30, 2010	Provision	Balance, End of Period
	(Dollars in thousands)
Commercial	$4,785	$(9,011)	$360	$8,100	$4,234
Commercial real estate	3,827	(4,444)	271	3,848	3,502
Commercial construction	1,671	(1,203)	10	101	579
Land and land development loans	2,707	(7,640)	77	7,409	2,553
Agriculture	1,390	(725)	11	273	949
Multifamily	26	(16)	—	86	96
Residential real estate	1,412	(1,429)	35	1,423	1,441
Residential construction	170	(93)	—	158	235
Consumer	539	(395)	138	353	635
Municipal	81	—	—	29	110
Allowances for loan losses	$16,608	$(24,956)	$902	$21,780	$14,334

Allowance for Unfunded Commitments

	September 30
	2011	2010
	(Dollars in thousands)
Balance Beginning January 1	$17	$11
Adjustment	(1)	5
Transfers	—	—
Allowance — Unfunded Commitments at end of period	$16	$16

Management's policy is to charge off loans or portions of loans as soon as an identifiable loss amount can be determined from evidence obtained, such as current cash flow information, updated appraisals or similar real estate evaluations, equipment, inventory or similar collateral evaluations, accepted offers on loan sales or negotiated discounts, and/or guarantor asset valuations. In situations where problem loans are dependent on collateral liquidation for repayment, management obtains updated independent valuations, such as appraisals or broker opinions, generally no less frequently than once every six months and more frequently for larger or more troubled loans. In the time period between these independent valuations, the Company monitors market conditions for any significant event or events that would materially change the valuations, and updates them as appropriate. If the valuations suggest an increase in collateral values, the Company does not recover prior amounts charged off until the assets are actually sold and the increase realized. However, if the updated valuations suggest additional loss, the Company charges the additional amount off.

The following table provides information with respect to impaired loans as of the quarter ended September 30, 2011:

	September 30, 2011			Nine Months Ended September 30, 2011

	Recorded Investment	Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized (*)
	(Dollars in thousands)
With an allowance recorded:
Commercial	$4,157	$4,392	$1,275	$3,156	$250
Commercial real estate	9,580	11,005	3,652	7,289	674
Commercial construction	1,180	1,315	377	781	60
Land and land development loans	3,362	5,423	741	2,979	289
Agriculture	66	117	6	176	20
Multifamily	—	—	—	—	—
Residential real estate	2,025	2,268	953	1,461	114
Residential construction	16	122	16	36	28
Consumer	494	530	461	487	33
Municipal	—	—	—	—	—
Total	$20,880	$25,172	$7,481	$16,365	$1,468
Without an allowance recorded:
Commercial	$6,997	$10,961	$—	$7,995	$963
Commercial real estate	3,739	4,791	—	5,230	392
Commercial construction	554	554	—	372	24
Land and land development loans	3,491	6,038	—	5,163	411
Agriculture	3,535	3,906	—	1,489	312
Multifamily	—	—	—	—	—
Residential real estate	1,751	1,935	—	2,047	112
Residential construction	—	—	—	153	—
Consumer	103	105	—	228	7
Municipal	—	—	—	—	—
Total	$20,170	$28,290	$—	$22,677	$2,221
Total:
Commercial	$11,154	$15,353	$1,275	$11,151	$1,213
Commercial real estate	13,319	15,796	3,652	12,519	1,066
Commercial construction	1,734	1,869	377	1,153	84
Land and land development loans	6,853	11,461	741	8,142	700
Agriculture	3,601	4,023	6	1,665	332
Multifamily	—	—	—	—	—
Residential real estate	3,776	4,203	953	3,508	226
Residential construction	16	122	16	189	28
Consumer	597	635	461	715	40
Municipal	—	—	—	—	—
Total	$41,050	$53,462	$7,481	$39,042	$3,689
(*) Interest Income on individually impaired loans are calculated using the cash-basis method.

The following table provides information with respect to impaired loans as of the year ended December 31, 2010:

	December 31, 2010			Twelve Months Ended December 31, 2010

	Recorded Investment	Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized (*)
	(Dollars in thousands)
With an allowance recorded:
Commercial	$2,319	$2,320	$744	$3,785	$173
Commercial real estate	4,383	5,088	1,475	4,804	381
Commercial construction	406	407	145	425	17
Land and land development loans	1,786	1,786	770	2,411	120
Agriculture	428	463	92	1,470	46
Multifamily	—	8	—	—	8
Residential real estate	1,207	1,357	545	1,303	98
Residential construction	—	—	—	302	—
Consumer	538	594	449	394	45
Municipal	—	—	—	—	—
Total	$11,067	$12,023	$4,220	$14,894	$888
Without an allowance recorded:
Commercial	$8,379	$12,362	$—	$5,865	$1,021
Commercial real estate	8,694	11,510	—	6,589	901
Commercial construction	285	418	—	3,852	36
Land and land development loans	4,209	7,573	—	9,617	575
Agriculture	1,032	1,885	—	2,560	192
Multifamily	—	—	—	347	—
Residential real estate	2,069	2,335	—	2,689	204
Residential construction	277	363	—	420	54
Consumer	556	726	—	311	75
Municipal	—	—	—	—	—
Total	$25,501	$37,172	$—	$32,250	$3,058
Total:
Commercial	$10,698	$14,682	$744	$9,650	$1,194
Commercial real estate	13,077	16,598	1,475	11,393	1,282
Commercial construction	691	825	145	4,277	53
Land and land development loans	5,995	9,359	770	12,028	695
Agriculture	1,460	2,348	92	4,030	238
Multifamily	—	8	—	347	8
Residential real estate	3,276	3,692	545	3,992	302
Residential construction	277	363	—	722	54
Consumer	1,094	1,320	449	705	120
Municipal	—	—	—	—	—
Total	$36,568	$49,195	$4,220	$47,144	$3,946
(*) Interest Income on individually impaired loans are calculated using the cash-basis method.

Loan Risk Factors

The following is a recap of the risk characteristics associated with each of the Company's major loan portfolio segments.

Commercial Loans: Although the impacts of the long economic downturn have increased losses and continue to heighten risk in the commercial portfolio, management does not consider the portfolio to present “concentration risk” at this time. Management believes there is adequate diversification by type, industry, and geography to mitigate excessive risk. The commercial portfolio includes a mix of term loan facilities and operating loans and lines made to a variety of different business types in the markets it serves. The Company utilizes SBA, USDA and other government-assisted or guaranteed financing programs whenever advantageous to further mitigate risk in this area. With the exception of the agricultural portfolio discussed in more detail below, there is no other significant concentration of industry types in its loan portfolio, and no dominant employer or industry across all the markets it serves. Underwriting focuses on the evaluation of potential future cash flows to cover debt requirements, sufficient collateral margins to buffer against devaluations, credit history of the business and its principals, and additional support from willing and capable guarantors.
Commercial Real Estate Loans: Difficult economic conditions and depressed real estate values continue to increase risk in the non-residential component of the commercial real estate portfolio. However, in comparison to its national peer group and the risk that existed in its construction and development portfolio, the Company has less overall exposure to commercial real estate and a stronger mix of owner-occupied (where the borrower occupies and operates in at least part of the building) versus non-owner occupied loans. The loans represented in this category are spread across the Company's footprint, and there are no significant concentrations by industry type or borrower. The most significant property types represented in the portfolio are office 20.3%, industrial 16.9%, retail 10.2%, and health care 9.5%. The other 39.0% is a mix of property types with smaller concentrations, including religious facilities, auto-related properties, restaurants, convenience stores, storage units, motels and commercial investment land. Finished condominiums comprise only 1.2% of the commercial real estate portfolio, although there is also one large unfinished condo project in the construction and development portfolio, which will be transitioning shortly. The $6.6 million project totals 1.2% of the loan portfolio and management believes there is adequate collateral value to avoid any potential loss.
While 67.4% of the Company's commercial real estate portfolio is in its Northern Idaho/Eastern Washington region, this region is a large and diverse region with differing local economies and real estate markets. Given this diversity, and the diversity of property types and industries represented, management does not believe that this concentration represents a significant concentration risk.
Non-owner occupied commercial real estate loans are made only to borrowers with established track records and the ability to fund potential project cash flow shortfalls from other income sources or liquid assets. Project due diligence is conducted by the Bank, to help provide for adequate contingencies, collateral and/or government guaranties. The Company has largely avoided speculative financing of investment properties, particularly of the types most vulnerable in the current downturn, including investment office buildings and retail strip developments. Management believes geographic, borrower and property-type diversification, and prudent underwriting and monitoring standards applied by seasoned commercial lenders mitigate concentration risk in this segment, although general economic weakness continues to negatively impact results.
Construction and Development Loans: After the aggressive reduction efforts of the last two years, the land development and construction loan components pose much lower concentration risk for the total loan portfolio. However, the weakness of the overall construction sector still poses risk to the remaining construction and development portfolio. Residential real estate values tend to fluctuate with economic conditions, and have been falling rapidly in many of the Company's markets for the last three years, although the rate of decline is generally slowing. Management plans to continue curtailing new lending in this segment, and is maintaining its aggressive resolution efforts to further reduce its risk.
Agricultural Loans: The agricultural portfolio represents a larger percentage of the loans in the Bank's southern Idaho region. At the end of the period, agricultural loans and agricultural real estate loans totaled $82.9 million or 15.4% of the total loan portfolio. The agricultural portfolio consists of loans secured by livestock, crops and real estate. Agriculture has typically been a cyclical industry with periods of both strong and weak performance. Current conditions are very strong and are projected to remain strong for at least the next couple years. To mitigate credit risk, specific underwriting is applied to retain only borrowers that have proven track records in the agricultural industry. Many of Intermountain's agricultural borrowers are third or fourth generation farmers and ranchers with limited real estate debt, which reduces overall debt coverage requirements and provides extra flexibility and collateral for equipment and operating borrowing needs. In addition, the Bank has hired senior lenders with significant experience in agricultural lending to administer these loans. Further mitigation is provided through frequent collateral inspections, adherence to farm operating budgets, and annual or more frequent review of financial performance. The Company has minimal exposure to the dairy industry, the significant agricultural segment that has been under extreme pressure for the last couple of years.
Multifamily: The multifamily segment comprises $26.9 million or 5.0% of the total loan portfolio at the end of the period. This portfolio represents relatively low risk for the Company, as a result of the strong current market for multifamily properties and low vacancy rates across the Company's footprint.
Residential Real Estate, Residential Construction and Consumer: Residential real estate, residential construction and consumer loans comprise smaller segments of the overall loan portfolio, totaling $77.3 million or 14.4%. Management does not believe they represent significant concentration risk. However, continuing high unemployment and loss of equity is putting pressure on segments of this portfolio, particularly home equity lines and second mortgages.
Credit quality indicators

The risk grade analyses included as part of the Company's credit quality indicators for loans and leases are developed through review of individual borrowers on an ongoing basis. Each loan is evaluated at the time of origination and each subsequent renewal. Loans with principal balances exceeding $500,000 are evaluated on a more frequent basis. Trigger events (such as loan delinquencies, customer contact, and significant collateral devaluation) also require an updated credit quality review. Loans with risk grades four through eight are evaluated at least annually with more frequent evaluations often done as borrower, collateral or market conditions change. In situations where problem loans are dependent on collateral liquidation for repayment, management obtains updated independent valuations, generally no less frequently than once every six months and more frequently for larger or more troubled loans.
Other measurements used to assess credit quality, including delinquency statistics, non accrual and OREO levels, net chargeoff activity, and classified asset trends, are updated and evaluated monthly.
These risk grades are defined as follows:
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
Credit quality indicators by loan segment are summarized as follows:

	Loan Portfolio Credit Grades by Type September 30, 2011
	Satisfactory Grade 1-3	Internal Watch Grade 4	Special Mention Grade 5	Substandard Grade 6	Doubtful Grade 7	Total
	(Dollars in thousands)
Commercial	$69,610	$31,383	$—	$13,623	$—	$114,616
Commercial real estate	108,043	44,247	—	16,899	—	169,189
Commercial construction	3,769	5,040	—	8,344	—	17,153
Land and land development loans	9,670	23,826	1,556	8,551	—	43,603
Agriculture	58,552	19,758	—	4,569	—	82,879
Multifamily	17,164	9,738	—	—	—	26,902
Residential real estate	47,485	9,502	—	5,165	—	62,152
Residential construction	2,839	119	—	16	—	2,974
Consumer	10,462	844	—	851	—	12,157
Municipal	8,085	—	—	—	—	8,085
Loans receivable, net	$335,679	$144,457	$1,556	$58,018	$—	$539,710

	Loan Portfolio Credit Grades by Type December 31, 2010
	Satisfactory Grade 1-3	Internal Watch Grade 4	Special Mention Grade 5	Substandard Grade 6	Doubtful Grade 7	Total
	(Dollars in thousands)
Commercial	$78,693	$26,383	$3,517	$14,062	$1	$122,656
Commercial real estate	113,759	43,296	2,696	15,808	—	175,559
Commercial construction	3,921	4,976	986	8,068	—	17,951
Land and land development loans	13,825	33,688	5,409	8,040	—	60,962
Agriculture	60,508	23,199	1,277	2,380	—	87,364
Multifamily	16,455	9,962	—	—	—	26,417
Residential real estate	46,111	10,230	54	4,477	—	60,872
Residential construction	2,497	445	—	277	—	3,219
Consumer	12,302	715	106	972	—	14,095
Municipal	6,528	—	—	—	—	6,528
Loans receivable, net	$354,599	$152,894	$14,045	$54,084	$1	$575,623

A summary of non-performing assets and classified loans at the dates indicated is as follows:

	September 30, 2011	December 31, 2010
	(Dollars in thousands)
Loans past due in excess of 90 days and still accruing	$—	$66
Non-accrual loans	10,329	11,451
Total non-performing loans	10,329	11,517
Other real estate owned (“OREO”)	7,378	4,429
Total non-performing assets (“NPAs”)	$17,707	$15,946
Classified loans (1)	$58,018	$54,085
_____________________________

1)	Classified loan totals are inclusive of non-performing loans and may also include troubled debt restructured loans, depending on the grading of these restructured loans.
Classified loans included non-performing loans and performing substandard loans where management believes that the loans may not return principal and interest per their original contractual terms. A loan that is classified may not necessarily result in a loss.
In the tables above, the increase in non-performing assets is largely related to the addition of one large OREO relationship to these totals during 2011.

4. Other Real Estate Owned:
At the applicable foreclosure date, OREO is recorded at the fair value of the real estate, less the estimated costs to sell the real estate. The carrying value of OREO is regularly evaluated and, if necessary, the carrying value is reduced to net realizable value. The following table presents OREO for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(Dollars in thousands)
Balance, beginning of period	$7,818	$8,754	$4,429	$11,538
Additions to OREO	797	1,653	8,912	6,581
Proceeds from sale of OREO	(734)	(3,584)	(5,134)	(9,400)
Valuation Adjustments in the period (1)	(503)	(399)	(829)	(2,295)
Balance, end of period, September 30	$7,378	$6,424	$7,378	$6,424
_____________________________

(1)	Amount includes chargedowns and gains/losses on sale of OREO
The balance of OREO decreased by $400,000 during the third quarter, 2011, primarily as a result of the valuation adjustments recorded during the quarter. For the periods indicated, OREO assets consisted of the following (in thousands):

	September 30, 2011		December 31, 2010
Single family residence	$207	2.8%	$2,183	49.3%
Developed residential lots	2,199	29.8	1,009	22.8
Commercial buildings	967	13.1	788	17.8
Raw land	4,005	54.3	449	10.1
Total OREO	$7,378	100.0%	$4,429	100.0%

The Company’s Special Assets Group continues to dispose of OREO properties through a combination of individual sales to investors, bulk sales to investors, and auction sales, generally as a last resort.

5. Advances from the Federal Home Loan Bank of Seattle:
Panhandle State Bank, the banking subsidiary of Intermountain, has a credit line with FHLB of Seattle that allows it to borrow funds up to a percentage of its total assets, subject to collateralization requirements. Certain loans are used as collateral for these borrowings. At September 30, 2011 and December 31, 2010, this credit line represented a total borrowing capacity of $106.9 million and $120.2 million, of which $75.9 million and $83.6 million was available, respectively. The advances from FHLB at September 30, 2011 and December 31, 2010 are repayable as follows (in thousands):

	September 30, 2011		December 31, 2010
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due within 1 year	$—	—	$5,000	1.49%
Due in 1 to 2 years	25,000	2.06	—	—
Due in 2 to 3 years	—	—	25,000	2.06
Due in 3 to 4 years	4,000	3.11	4,000	3.11
Due in 4 to 5 years	—	—	—	—
	$29,000	2.20%	$34,000	2.10%

Only member institutions have access to funds from the Federal Home Loan Banks. As a condition of membership, Panhandle is required to hold FHLB stock. As of September 30, 2011 and December 31, 2010, Panhandle held $2.3 million of FHLB stock. The FHLB of Seattle announced that they would no longer pay dividends or redeem or repurchase capital stock until further notice. Each FHLB continues to monitor its capital and other relevant financial measures as a basis for determining a resumption of dividends and capital stock repurchases at some later date.

6. Other Borrowings:
The components of other borrowings are as follows (in thousands):

	September 30, 2011	December 31, 2010
Term note payable (1)	$8,279	$8,279
Term note payable (2)	8,248	8,248
Total other borrowings	$16,527	$16,527
_____________________________

(1)
In January 2003, the Company issued $8.0 million of Trust Preferred securities through its subsidiary, Intermountain Statutory Trust I. The debt associated with these securities bears interest on a variable basis tied to the 90-day LIBOR (London Inter-Bank Offering Rate) index plus 3.25%, with interest only paid quarterly. The rate on this borrowing was 3.61% at September 30, 2011. The debt is callable by the Company quarterly and matures in March 2033. During the third quarter of 2008, the Company entered into an interest rate swap contract with Pacific Coast Bankers Bank. The purpose of the $8.2 million notional value swap is to convert the variable rate payments made on our Trust Preferred I obligation to a series of fixed rate payments at 7.38% for five years, as a hedging strategy to help manage the Company’s interest-rate risk. See Note 2A and 2B below:

(2)
In March 2004, the Company issued $8.0 million of Trust Preferred securities through its subsidiary, Intermountain Statutory Trust II. The debt associated with these securities bears interest on a variable basis tied to the 90-day LIBOR index plus 2.8%, with interest only paid quarterly. The rate on this borrowing was 3.05% at September 30, 2011. The debt is callable by the Company quarterly and matures in April 2034. See Note A and B.

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

7. Earnings Per Share:
The following table presents the basic and diluted earnings per share computations (numbers in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator:
Net loss — basic and diluted	$(760)	$(24,302)	$(1,364)	$(31,109)
Preferred stock dividend	457	432	1,348	1,279
Net loss applicable to commons stockholders	$(1,217)	$(24,734)	$(2,712)	$(32,388)
Denominator:
Weighted average shares outstanding — basic	8,409,840	8,390,877	8,405,422	8,383,841
Dilutive effect of common stock options, warrants, restricted stock awards	—	—	—	—
Weighted average shares outstanding — diluted	8,409,840	8,390,877	8,405,422	8,383,841
Loss per share — basic and diluted:
Loss per share — basic	$(0.14)	$(2.95)	$(0.32)	$(3.86)
Effect of dilutive common stock options	—	—	—	—
Loss per share — diluted	$(0.14)	$(2.95)	$(0.32)	$(3.86)
Anti-dilutive securities not included in diluted earnings per share:
Common stock options	170,997	242,157	170,997	242,157
Common stock warrant	653,226	653,226	653,226	653,226
Restricted shares	17,982	41,978	23,815	50,952
Total anti-dilutive shares	842,205	937,361	848,038	946,335

Common stock equivalents were calculated using the treasury stock method.

8. Operating Expenses:
The following table details Intermountain’s components of total operating expenses (in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
	2011	2010	2011	2010
Salaries and employee benefits	$4,779	$4,942	$14,612	$15,862
Occupancy expense	1,685	1,853	5,181	5,470
Advertising	188	279	532	774
Fees and service charges	687	678	1,971	2,027
Printing, postage and supplies	236	323	874	1,037
Legal and accounting	450	302	1,132	963
FDIC Assessment	317	502	1,093	1,442
OREO operations	735	562	1,361	2,971
Goodwill impairment	—	11,662	—	11,662
Other expense	735	815	2,408	2,546
Total operating expenses	$9,812	$21,918	$29,164	$44,754

Salaries and employee benefits expense decreased $1.3 million or 7.9%, over the nine month period last year as a result of planned staff reductions implemented throughout 2010 and 2011. The employee full time equivalent (“FTE”) number at September 30, 2011 totaled 290, a reduction of 59 FTEs, or 16.9%, from December 31, 2010. Severance expense for the nine months ended September 30, 2011 was $446,000 as compared to $452,000 in the nine months ended September 30, 2010. The Company continues to suspend salary increases and bonuses for executive officers, but reinstated merit increases for other employees in the first quarter of 2011.
Occupancy expenses decreased $289,000, or 5.3%, for the nine month period ended September 30, 2011 compared to the same period one year ago. The decrease reflects lower depreciation and rent expense as a result of reduced purchases of software and equipment and the termination of equipment and administrative office leases no longer needed.
The advertising expense decrease of $242,000 or 31.3% for the nine month period compared to the same period one year ago is a result of reductions in general advertising and media expenses, as the Company has focused marketing efforts on more targeted audiences and reduced expenditures on broad print, yellow page and other media. Fees and service charges decreased $56,000 for the nine month period ended September 30, 2011 compared to the same period one year ago, as lower collection and credit service fees offset increased debit card and computer services expense. Printing, postage and supplies decreased $163,000 for the nine month period in comparison to last year’s total, as a result of lower check printing, postage and statement rendering expenses. Legal and accounting fees increased by $169,000 in comparison to the same nine-month period in 2010 as cost reductions in legal services were offset by increased consulting expenses related to Company restructuring efforts.
The $349,000 decrease in FDIC expenses for the nine month period ended September 30, 2011 over last year primarily reflects changes to the FDIC assessment formula in the second quarter of 2011 and lower asset balances. OREO operations, related valuation adjustments and the gain or loss on sale of OREO decreased by $1.6 million for the nine month period over the same period last year, as a result of reductions in OREO balances and stabilizing property values.
Other expenses decreased $138,000, or 5.4%, for the nine month period over the same period last year, reflecting decreases in operational losses and training, travel, courier, armored car and meeting expenses.

9. Income Taxes:

For the periods ended September 30, 2011 June 30, 2011 and September 30, 2010, the Company recorded income tax provisions of $0, $0, and $4.2 million, respectively. For the nine months ended September 30, 2011 and September 30, 2010, the Company recorded an income tax benefits of $0 and $0.9 million, respectively. Intermountain uses an estimate of future earnings, and an evaluation of its loss carryback ability and tax planning strategies to determine whether or not the benefit of its net deferred tax asset will be realized. At September 30, 2011, Intermountain assessed whether it was more likely than not that it would realize the benefits of its deferred tax asset. Intermountain determined that the negative evidence associated with a two-year cumulative loss for the period ended December 31, 2010, and challenging economic conditions continued to outweigh the positive evidence. Therefore, Intermountain maintained a valuation allowance of $8.8 million against its deferred tax asset. The company analyzes the deferred tax asset on a quarterly basis and may increase the allowance or recapture a portion or all of this allowance depending on actual results and estimates of future profitability. Including the valuation allowance, Intermountain had a net deferred tax asset of $13.0 million as of September 30, 2011, compared to a net deferred tax asset of $15.3 million as of December 31, 2010. The decrease in the net deferred asset from December 31, 2010 is due to the increase in the unrealized gain of the Company's investment portfolio.
In developing its estimate of future earnings, two different scenarios were used and the results of the two were probability weighted and averaged together to determine both the need for a valuation allowance and the size of the allowance. In conducting this analysis, management has assumed economic conditions will continue to be very challenging in 2012, followed by gradual improvement in the ensuing years. These assumptions are in line with both national and regional economic forecasts. As such, its estimates include elevated credit losses in 2011 and early 2012, but at lower levels than those experienced in 2009 and 2010, followed by improvement in ensuing years as the economy improves and the Company's loan portfolio turns over. The forecasts also assume a generally stable net interest margin as yield compression created by low market interest rates is offset by a stronger mix of higher-yielding assets. The estimates also assume further reductions in operating expenses as credit costs abate and its other cost reduction strategies continue.
The completion of a significant capital raise such as announced by Intermountain on April 6, 2011 is likely to trigger Internal Revenue Code Section 382 limitations on the amount of tax benefit from net operating loss carryforwards that the Company can recapture annually, because of the planned level of investments by several of the larger investors. This could impact the amount and timing of the recapture of the valuation allowance, largely depending on the level of market interest rates and the fair value of the Company’s balance sheet at the time any capital raise is completed.

Intermountain has performed an analysis of its uncertain tax positions and has not recorded any potential penalties, interest or additional tax in its financial statements as of September 30, 2011. Intermountain's tax positions for the years 2007 through 2011 remain subject to review by the Internal Revenue Service. Intermountain does not expect unrecognized tax benefits to significantly change within the next twelve months.
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
Interest Rate Swaps — Designated as Cash Flow Hedges
The tables below identify the Company’s interest rate swaps at September 30, 2011 and December 31, 2010, which were entered into to hedge certain LIBOR-based trust preferred debentures and designated as cash flow hedges pursuant to ASC 815 (dollars in thousands):

			September 30, 2011
			Receive Rate	Pay Rate	Type of Hedging
Maturity Date	Notional Amount	Fair Value (Loss)	(LIBOR)	(Fixed)	Relationship
Pay Fixed, Receive Variable:
October 2013	$8,248	$(757)	0.25%	4.58%	Cash Flow

			December 31, 2010
			Receive Rate	Pay Rate	Type of Hedging
Maturity Date	Notional Amount	Fair Value (Loss)	(LIBOR)	(Fixed)	Relationship
Pay Fixed, Receive Variable:
October 2013	$8,248	$(892)	0.29%	4.58%	Cash Flow

The fair values, or unrealized losses, of $757,000 at September 30, 2011 and $892,000 at December 31, 2010 are included in other liabilities. The Company has deferred the interest payments on the related Trust Preferred borrowing beginning with the January 2010 scheduled remittance. As a result of the deferred interest payments, a calculation of the effectiveness of the hedge was prepared. It was concluded that although the hedge is generally effective, there is a small amount of ineffectiveness due to the delayed payments. The Company reversed $86,000 in interest expense in the nine months ended September 30, 2011 related to the ineffective portion of the hedge as the cash flow hedge became more effective. The changes in fair value, net of tax, are separately disclosed in the statement of changes in stockholders’ equity as a component of comprehensive income (loss). Net cash flows from these interest rate swaps are included in interest expense on trust preferred debentures. The unrealized loss is a component of comprehensive income (loss). At September 30, 2011, Intermountain had $582,000 in restricted cash, $190,000 in Pacific Coast Bankers Bank stock, and 100% of Panhandle State Bank stock pledged as collateral for the cash flow hedge. The following table provides a reconciliation of cash flow hedges measured at fair value during the periods indicated (in thousands):

	Nine Months Ended
	September 30, 2011	September 30, 2010
Unrealized loss at beginning of period	$(892)	$(985)
Amount of gross gain (loss) recognized in earnings gain (loss)	86	—
Amount of gross gain (loss) recognized in other comprehensive income gain (loss)	49	244
Unrealized loss at end of period	$(757)	$(741)

Interest Rate Swaps — Not Designated as Hedging Instruments Under ASC 815
The Company has purchased certain derivative products to allow the Company to effectively convert a fixed rate loan to a variable rate payment stream. The Company economically hedges derivative transactions by entering into offsetting derivatives executed with third parties upon the origination of a fixed rate loan with a customer. Derivative transactions executed as part of this program are not designated as ASC 815 hedge relationships and are, therefore, marked to market through earnings each period. In most cases the derivatives have mirror-image terms to the underlying transaction being hedged, which result in the positions’ changes in fair value offsetting completely through earnings each period. However, to the extent that the derivatives are not a mirror-image, changes in fair value will not completely offset, resulting in some earnings impact each period. Changes in the fair value of these interest rate swaps are included in other non-interest income. The following table summarizes these interest rate swaps as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011		December 31, 2010
	Notional Amount	Fair Value Loss	Notional Amount	Fair Value Loss
Interest rate swaps with third party financial institutions	$2,559	$(214)	$2,559	$(38)

At September 30, 2011, loans receivable included ($214,000) of derivative assets and other liabilities included $0 of derivative assets related to these interest rate swap transactions. At September 30, 2011, the interest rate swaps had a maturity date of March 2019 and April 2024 and Intermountain had $72,000 in restricted cash as collateral for the interest rate swaps.

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
The following table presents information about the Company’s assets measured at fair value on a recurring basis as of September 30, 2011, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands).

	Fair Value Measurements At September 30, 2011, Using
	Fair Value	Quoted Prices In Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
Description	September 30, 2011	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:
U.S. treasury securities and obligations of U.S. government agencies	$8,440	$—	$8,440	$—
State and municipal securities	7,980		7,980
Residential mortgage backed securities (“MBS”)	176,789	—	151,648	25,141
Other Assets — Derivative	(214)	—	—	(214)
Total Assets Measured at Fair Value	$192,995	$—	$168,068	$24,927
Other Liabilities — Derivatives	$757	$—	$—	$757

	Fair Value Measurements At December 31, 2010 Using
	Fair Value	Quoted Prices In Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:
U.S. treasury securities and obligations of U.S. government agencies	$3,925	$—	$3,925	$—
State and municipal securities	5,230		5,230
Residential mortgage backed securities (“MBS”)	173,926	—	144,412	29,514
Other Assets — Derivative	(38)	—	—	(38)
Total Assets Measured at Fair Value	$183,043	$—	$153,567	$29,476
Other Liabilities — Derivatives	$892	$—	$—	$892

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 are summarized as follows (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Description	Residential MBS	Derivatives	Total
January 1, 2011 Balance	$29,514	$(38)	$29,476
Total gains or losses (realized/unrealized) included in earnings	(69)	(176)	(245)
Included in other comprehensive income	1,793	—	1,793
Principal Payments	(2,521)	—	(2,521)
Sales of Securities	(3,576)	—	(3,576)
Transfers in and /or out of Level 3	—	—	—
September 30, 2011 Balance	$25,141	$(214)	$24,927

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Description	Derivatives
January 1, 2011 Balance	$892
Total gains or losses (realized/unrealized) included in earnings	(86)
Included in other comprehensive income	(49)
September 30, 2011 Balance	$757

	Fair Value Measurements Using Significant Unobservable Inputs ( Level 3)
Description	Residential MBS	Derivatives	Total
January 1, 2010 Balance	$32,236	$57	$32,293
Total gains or losses (realized/unrealized) included in earnings	(930)	(95)	(1,025)
Included in other comprehensive income	5,642	—	5,642
Principal Payments	(4,971)	—	(4,971)
Sales of Securities	(2,463)	—	(2,463)
Transfers in and /or out of Level 3	—	—	—
December 31, 2010 Balance	$29,514	$(38)	$29,476

Fair Value Measurements Using Significant Unobservable Inputs ( Level 3)
Description	Derivatives
January 1, 2010 Balance	$678
Total gains or losses (realized/unrealized) included in earnings	178
Included in other comprehensive income	36
December 31, 2010 Balance	$892

Intermountain may be required, from time to time, to measure certain other financial assets at fair value on a non-recurring basis. The following table presents the carrying value for these financial assets as of September 30, 2011 (in thousands):

	Fair Value Measurements At September 30, 2011, Using
	Fair Value	Quoted Prices In Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
Description	September 30, 2011	(Level 1)	(Level 2)	(Level 3)
Loans(1)	$33,569	$—	$—	$33,569
OREO	7,378	—	—	7,378
Net Deferred Tax Asset, net of valuation	13,000	—	—	13,000
Total Assets Measured at Fair Value	$53,947	$—	$—	$53,947
_____________________________

(1)	Represents impaired loans, net of allowance for loan loss, which are included in loans.

	Fair Value Measurements At December 31, 2010, Using
	Fair Value	Quoted Prices In Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Loans(1)	$32,348	$—	$—	$32,348
OREO	4,429	—	—	4,429
Net Deferred Tax Asset, net of valuation	15,291	—	—	15,291
Total Assets Measured at Fair Value	$52,068	$—	$—	$52,068
_____________________________

(1)	Represents impaired loans, net of allowance for loan loss, which are included in loans.

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
OREO represents real estate which the Company has taken control of in partial or full satisfaction of loans. At the time of foreclosure, OREO is recorded at the lower of the carrying amount of the loan or fair value less estimated costs to sell, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan and lease losses. After foreclosure, management periodically performs valuations such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell. Fair value adjustments on other real estate owned are recognized within net loss on real estate owned as a component of non-interest expense.
The net deferred tax asset valuation includes a valuation allowance that was recognized in the third and fourth quarter of 2010. Intermountain uses an estimate of future earnings, and an evaluation of its loss carryback ability and tax planning strategies to determine whether or not the benefit of its net deferred tax asset will be realized. Intermountain assessed whether it was more likely than not that it would realize the benefits of its deferred tax asset. During the third quarter of 2010, Intermountain determined that the negative evidence associated with a two-year cumulative loss and continued depressed economic conditions outweighed the positive evidence. As a result, Intermountain established a valuation allowance of $7.4 million against its deferred tax asset. The Company added an additional $1.4 million valuation allowance against its deferred tax asset in the fourth quarter of 2010. The Company analyzes the deferred tax asset on a quarterly basis and may recapture a portion or all of this allowance depending on future profitability. At September 30, 2011, the net deferred tax asset totaled $13.0 million, net of a deferred tax asset valuation of $8.8 million.
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
Available for Sale Securities. Securities totaling $161.8 million classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtained fair value measurements from an independent pricing service and internally validated these measurements. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus, prepayment speeds, credit information and the bond’s terms and conditions, among other things.
The available for sale portfolio also includes $25.1 million in super senior or senior tranche collateralized mortgage obligations not backed by a government or other agency guarantee. These securities are collateralized by fixed rate prime or Alt A mortgages, are structured to provide credit support to the senior tranches, and are carefully analyzed and monitored by management. Because of disruptions in the current market for mortgage-backed securities and collateralized mortgage obligations, an active market did not exist for these securities at September 30, 2011. This is evidenced by a significant widening in the bid-ask spread for these types of securities and the limited volume of actual trades made. As a result, less reliance can be placed on easily observable market data, such as pricing on transactions involving similar types of securities, in determining their current fair value. As such, significant adjustments were required to determine the fair value at the September 30, 2011 measurement date. These securities are valued using Level 3 inputs.
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
Based on the factors above, the Company has determined that two securities were subject to OTTI as of September 30, 2011. The following table presents the OTTI losses for the nine months ended September 30, 2011 and September 30, 2010 (in thousands):

	2011		2010
	Held To Maturity	Available For Sale	Held To Maturity	Available For Sale
Total other-than-temporary impairment losses	$—	$—	$—	$1,529
Portion of other-than-temporary impairment losses transferred from (recognized in) other comprehensive income (1)	—	81	—	(924)
Net impairment losses recognized in earnings (2)	$—	$81	$—	$605
_____________________________

(1)	Represents other-than-temporary impairment losses related to all other factors.

(2)	Represents other-than-temporary impairment losses related to credit losses.
Each of the above securities holds various levels of credit subordination. These securities were valued by third-party pricing services using matrix or model pricing methodologies and were corroborated by broker indicative bids. We estimated the cash flows of the underlying collateral for each security considering credit, interest and prepayment risk models that incorporate management’s estimate of projected key assumptions including prepayment rates, collateral default rates and loss severity. Assumptions utilized vary from security to security, and are influenced by factors such as underlying loan interest rates, geographic location, borrower characteristics, vintage, and historical experience. We then used a third party to obtain information about the structure of each security, including subordination and other credit enhancements, in order to determine how the underlying collateral cash flows will be distributed to each security issued in the structure. These cash flows were then discounted at the interest rate used to recognize interest income on each security. We review the actual collateral performance of these securities on a quarterly basis and update the inputs as appropriate to determine the projected cash flows.
Loans. Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for impaired loans when establishing the allowance for credit losses. Such amounts are generally based on either the estimated fair value of the cash flows to be received or the fair value of the underlying collateral supporting the loan less estimated selling costs. Real estate collateral on these loans and the Company’s OREO is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace. Management reviews these valuations and makes additional valuation adjustments, as necessary, including subtracting estimated costs of liquidating the collateral or selling the OREO. The related nonrecurring fair value measurement adjustments have generally been classified as Level 3 because of the significant assumptions required estimating future cash flows on these loans, and the rapidly changing and uncertain collateral values underlying the loans. Extreme volatility and the lack of relevant and current sales data in the Company’s market areas for various types of collateral create additional uncertainties and require the use of multiple sources and management judgment to make adjustments. Loans subject to nonrecurring fair value measurement were $33.6 million (net of the associated loan loss reserve) at September 30, 2011, all of which were classified as Level 3.
Other Real Estate Owned. At the applicable foreclosure date, OREO is recorded at fair value of the real estate, less the estimated costs to sell the real estate. Subsequently, OREO is carried at the lower of cost or net realizable value (fair value less estimated selling costs), and is periodically assessed for impairment based on fair value at the reporting date. Fair value is determined from external appraisals and other valuations using judgments and estimates of external professionals. Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3. The Company’s OREO at September 30, 2011 totaled $7.4 million, all of which was classified as Level 3.
Interest Rate Swaps. During the third quarter of 2008, the Company entered into an interest rate swap contract with Pacific Coast Bankers Bank. The purpose of the $8.2 million notional value swap is to convert the variable rate payments made on the Trust Preferred I obligation (see Note 6 — Other Borrowings) to a series of fixed rate payments for five years, as a hedging strategy to help manage the Company’s interest-rate risk. This contract is carried as an asset or liability at fair value, and as of September 30, 2011, it was a liability with a fair value of $757,000.
During the first quarter of 2009, the Company entered into an interest rate swap contract with Pacific Coast Bankers Bank. The purpose of the $1.6 million notional value swap is to convert the fixed rate payments earned on a loan receivable to a series of variable rate payments for ten years, as a hedging strategy to help manage the Company’s interest-rate risk. This contract is carried as an asset or liability at fair value, and as of September 30, 2011, it was an asset with a fair value of ($133,000). During the second quarter of 2009, the Company entered into an interest rate swap contract with Pacific Coast Bankers Bank. The purpose of the $1.0 million notional value swap is to convert the fixed rate payments earned on a loan receivable to a series of variable rate payments for ten years, as a hedging strategy to help manage the Company’s interest-rate risk. This contract is carried as an asset or liability at fair value, and as of September 30, 2011, it was an asset with a fair value of ($81,000).
Intermountain is required to disclose the estimated fair value of financial instruments, both assets and liabilities on and off the balance sheet, for which it is practicable to estimate fair value. These fair value estimates are made at September 30, 2011 based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price an asset could be sold at or the price a liability could be settled for. However, given there is no active market or observable market transactions for many of the Company’s financial instruments, the Company has made estimates of many of these fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimated values.
The estimated fair value of the financial instruments as of September 30, 2011 and December 31, 2010, are as follows (in thousands):

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash, cash equivalents, restricted cash and federal funds sold	$101,057	$101,057	$147,956	$147,956
Interest bearing certificates of deposit	—	—	—	—
Available-for-sale securities	193,209	193,209	183,081	183,081
Held-to-maturity securities	21,670	22,857	22,217	22,112
Loans held for sale	2,352	2,352	3,425	3,425
Loans receivable, net	525,478	540,973	563,228	578,080
Accrued interest receivable	4,052	4,052	4,360	4,360
BOLI	9,034	9,034	8,765	8,765
Financial liabilities:
Deposit liabilities	749,985	726,783	778,833	741,426
Borrowings	102,649	102,420	155,643	156,200
Accrued interest payable	1,575	1,575	1,406	1,406

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

12. Subsequent Events:

Intermountain performed an evaluation of subsequent events through the date this report was filed with the Securities and Exchange

Commission.

13. New Accounting Pronouncements:

In April 2011, the FASB issued ASU No. 2011-03, “Reconsideration of Effective Control for Repurchase Agreements.”  ASU No. 2011-03 modifies the criteria for determining when repurchase agreements would be accounted for as a secured borrowing rather than as a sale.  Currently, an entity that maintains effective control over transferred financial assets must account for the transfer as a secured borrowing rather than as a sale.  The provisions of ASU No. 2011-03 removes from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee.  The FASB believes that contractual rights and obligations determine effective control and that there does not need to be a requirement to assess the ability to exercise those rights.  ASU No. 2011-03 does not change the other existing criteria used in the assessment of effective control.  The provisions of ASU No. 2011-03 are effective prospectively for transactions, or modifications of existing transactions, that occur on or after January 1, 2012.  As the Company accounts for all of its repurchase agreements as collateralized financing arrangements, the adoption of this ASU is not expected to have a material impact on the Company's statements of operation and financial condition.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  ASU No. 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards (“IFRS”).  The changes to U.S. GAAP as a result of ASU No. 2011-04 are as follows:  (1) The concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets (that is, it does not apply to financial assets or any liabilities); (2) U.S. GAAP currently prohibits application of a blockage factor in valuing financial instruments with quoted prices in active markets.  ASU No. 2011-04 extends that prohibition to all fair value measurements; (3) An exception is provided to the basic fair value measurement principles for an entity that holds a group of financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk that are managed on the basis of the entity's net exposure to either of those risks.  This exception allows the entity, if certain criteria are met, to measure the fair value of the net asset or liability position in a manner consistent with how market participants would price the net risk position; (4) Aligns the fair value measurement of instruments classified within an entity's shareholders' equity with the guidance for liabilities; and (5) Disclosure requirements have been enhanced for recurring Level 3 fair value measurements to disclose quantitative information about unobservable inputs and assumptions used, to describe the valuation processes used by the entity, and to describe the sensitivity of fair value measurements to changes in unobservable inputs and interrelationships between those inputs.  In addition, entities must report the level in the fair value hierarchy of items that are not measured at fair value in the statement of condition but whose fair value must be disclosed.  The provisions of ASU No. 2011-04 are effective for the Company's interim reporting period beginning on or after December 15, 2011.  The adoption of ASU No. 2011-04 is not expected to have a material impact on the Company's statements of operation and financial condition.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.”  The provisions of ASU No. 2011-05 allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  The statement(s) are required to be presented with equal prominence as the other primary financial statements.  ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders' equity but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The provisions of ASU No. 2011-05 are effective for the Company's interim reporting period beginning on or after December 15, 2011, with retrospective application required.  The adoption of ASU No. 2011-05 is expected to result in presentation changes to the Company's statements of operations and the addition of a statement of comprehensive income.  The adoption of ASU No. 2011-05 will have no impact on the Company's statements of condition.

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment.”  The provisions of ASU No. 2011-08 permits an entity an option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required.  Otherwise, no further impairment testing is required.  ASU No. 2011-08 includes examples of events and circumstances that may indicate that a reporting unit's fair value is less than its carrying amount.  The provisions of ASU No. 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted provided that the entity has not yet performed its annual impairment test for goodwill.  The Company performs its annual impairment test for goodwill in the fourth quarter of each year.  The adoption of ASU No. 2011-08 is not expected to have a material impact on the Company's statements of operation and financial condition.

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

In further pursuit of these goals, the Company continues to actively pursue additional capital. Two of the investors in the private placement that was previously announced on April 6, 2011 terminated their securities purchase agreements to purchase a portion of the original planned raise. These investors exercised their rights to terminate because the closing did not occur by August 31. The Company continues to work with its placement agent and prospective investors to complete a capital raise as soon as possible.
The Company also plans to conduct a $5 million rights offering after the closing of the initial capital raise that will allow existing shareholders to purchase common shares at the same purchase price per share as the private placement investors. The Company expects to use the proceeds from the capital raise and the rights offering to make capital contributions to and strengthen the balance sheet of the Bank, for other general corporate purposes and as otherwise provided for in the agreements.
If the capital raise is completed, the new capital would allow the Company additional flexibility to pursue the above goals. In addition, management believes that disruption and consolidation in the market may lead to other opportunities as well, either through direct acquisition of other banks or by capitalizing on opportunities created by market disruption to attract strong new employees and customers.

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
Management believes the allowance for loan losses was adequate at September 30, 2011. While management uses available information to provide for loan losses, the ultimate collectability of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions and other relevant factors. A further slowdown in economic activity could adversely affect cash flows for both commercial and individual borrowers, as a result of which the Company could experience increases in nonperforming assets, delinquencies and losses on loans.
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
Management evaluates investment securities for other-than-temporary declines in fair value on a periodic basis. If the fair value of an investment security falls below its amortized cost and the decline is deemed to be other-than-temporary, the security’s fair value will be analyzed based on market conditions and expected cash flows on the investment security. The unrealized loss is considered an other-than-temporary impairment. The Company then calculates a credit loss charge against earnings by subtracting the estimated present value of estimated future cash flows on the security from its amortized cost. The other-than-temporary impairment less the credit loss charge against earnings is a component of other comprehensive income. At September 30, 2011, residential mortgage-backed securities included two securities comprised of pools of mortgages with a combined remaining unpaid principal balance of 9.7 million. Their fair value was determined to be $7.5 million at September 30, 2011, based on analytical modeling taking into consideration a range of factors normally found in an orderly market. A credit loss impairment charge of $81,000 was incurred for the quarter ended September 30, 2011 on one of the securities. Based on an analysis of projected cash flows, a total of $1.4 million has been charged to earnings as a credit loss, including $828,000 in 2010, and $81,000 in 2011. Charges to income could occur in future periods due to a change in management’s intent to hold the investments to maturity, a change in management’s assessment of credit risk, or a change in regulatory or accounting requirements.
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
At September 30, 2011, Intermountain assessed whether it was more likely than not that it would realize the benefits of its deferred tax asset. Intermountain determined that the negative evidence associated with a two-year cumulative loss for the period ended December 31, 2010, and challenging economic conditions continued to outweigh the positive evidence. Therefore, Intermountain maintained a valuation allowance of $8.8 million against its deferred tax asset. The company analyzes the deferred tax asset on a quarterly basis and may recapture a portion or all of this allowance depending on future profitability. Including the valuation allowance, Intermountain had a net deferred tax asset of $13.0 million as of September 30, 2011, compared to a net deferred tax asset of $15.2 million as of December 31, 2010.
The completion of a planned capital raise discussed in the “Capital Resources” section below likely would trigger Internal Revenue Code Section 382 limitations on the amount of tax benefit from net operating loss carryforwards that the Company can recapture annually, because of the planned level of investments by several of the larger investors. This could impact the amount and timing of the recapture of the valuation allowance, largely depending on the level of market interest rates and the fair value of the Company’s balance sheet at the time the planned offering may be completed See Part II — Other Information, Section 1A. Risk Factors.

Results of Operations
     Overview. Intermountain recorded a net loss applicable to common stockholders of $1.2 million, or $0.14 per diluted share for the three months ended September 30, 2011, compared with a net loss applicable to common stockholders of $1.1 million or $0.13 per diluted share for the second quarter of 2011 (the "sequential quarter") and a net loss applicable to common stockholders of $24.7 million or $2.95 per diluted share, for the three months ended September 30, 2010. Intermountain recorded a net loss applicable to common stockholders of $2.7 million, or $0.32 per diluted share, for the nine months ended September 30, 2011, compared with net loss applicable to common stockholders of $32.4 million, or $3.86 per diluted share, for the nine months ended September 30, 2010. In the third quarter of 2010, the Company wrote off $11.7 million in goodwill and established a $7.4 million allowance against its deferred tax assets, expenses which were not repeated in the third quarter of 2011. In addition, the Company recorded lower loan loss provision and operating expenses in the most recent quarter compared to the prior year.
The annualized return on average assets (“ROAA”) was -0.32%, -0.25%, and -9.37% for the three months ended September

30, 2011, June 30, 2011, and September 30, 2010, respectively, and -0.19% and -3.95% for the nine months ended September 30, 2011 and 2010, respectively. The annualized return on average common equity (“ROAE”) was -14.00%, -12.48% and -212.06% for the three months ended September 30, 2011, June 30, 2011 and September 30, 2010, respectively, and -10.68% and -80.64% for the nine months ended September 30, 2011 and 2010, respectively.
     Net Interest Income. The most significant component of earnings for the Company is net interest income, which is the difference between interest income from the Company’s loan and investment portfolios, and interest expense on deposits, repurchase agreements and other borrowings. During the three months ended September 30, 2011, June 30, 2011 and September 30, 2010, net interest income was $8.8 million, $9.0 million, and $9.0 million, respectively. The decrease in net interest income from the sequential quarter primarily reflects decreased interest income on loans as volumes decreased. Interest expense on deposits remained stable, but was impacted by the restructure of $37.0 million in CDs resulting in an additional interest charge of $107,000 during the quarter. This restructure will save an estimated $380,000 in annualized interest expense in future periods. In comparison to net interest income results from the third quarter last year, the Company experienced a substantial reduction in deposit expense, which was offset by a decrease in loan interest income resulting from reduced loan balances. During the nine months ended September 30, 2011 and 2010, net interest income was $26.5 million and $26.2 million, respectively. The increase in net interest income was due to substantial reductions in the interest paid on deposits and borrowed funds and increased income from investments, which exceeded the reductions in loan interest income.
Average interest-earning assets decreased by 9.4% to $843.6 million for the three months ended September 30, 2011, compared to $931.0 million for the three months ended September 30, 2010. The decrease was driven by a reduction of $75.2 million or 12.1% in average loans. Average investments and cash decreased by $11.3 million or 3.7% over the three month period in 2010. Loan volumes from a year ago continued to reflect paydowns and liquidation of existing loan balances, and lower loan demand caused by the slow economy and tighter underwriting standards.
Average interest-bearing liabilities decreased by 9.6% or $90.8 million for the three month period ended September 30, 2011 compared to September 30, 2010. Average deposit balances decreased $58.5 million, or 7.3%, while borrowings decreased $32.3 million, or 21.2%. The deposit decrease reflected management’s focus on lowering interest expense and reducing higher rate or non-relationship funding. Part of this money transitioned into non-FDIC insured investments offered through the Company's trust and investments division.
The net interest margin was 4.14% for the three months ended September 30, 2011, remaining static from the three months ended June 30, 2011 and a 0.29% increase from the same period last year. The increase in margin from the third quarter of 2010 reflects substantial reductions in the cost of all interest-bearing liabilities.
The Company continues to focus on lowering its overall cost of funds, while maintaining transaction deposit balances from core relationship customers. The cost on interest-bearing liabilities dropped from 1.21% for the first nine months of 2010 to 0.81% for the same period in 2011, led by a 0.41% decrease in the cost of deposits. Intermountain has sought to manage liability costs carefully, and its cost of funds continues to be at the low end of its peer group. As a result of these efforts and continuing stronger asset yields, the Company’s net interest margin remains above average for its peer group.
Management believes that some opportunities still remain to further lower funding costs. However, given the already low level of market rates and the Company’s cost of funds, any future gains are likely to be less than those already experienced. In contrast, the Company sees additional opportunity in asset yield improvement, through the conversion of funds from cash equivalents to higher yielding loans and marketable securities and lower levels of reversed interest on non-performing loans ("NPLs"). As economic conditions in the Company's markets stabilize, management is beginning to focus more on capitalizing on these opportunities.
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
The provision for losses on loans totaled $2.2 million for the three months ended September 30, 2011, compared to a provision of $2.7 million for the sequential quarter and $10.1 million for the three months ended September 30, 2010. The provision for losses on loans totaled $6.6 million for the nine months ended September 30, 2011, compared to a provision of $21.8 million for the nine months ended September 30, 2010. The following table summarizes provision and loan loss allowance activity for the periods indicated.

	September 30,
	2011		2010
	(Dollars in thousands)
Balance Beginning January 1	$12,455		$16,608
Charge-Offs
Commercial loans	(1,202)		(9,011)
Commercial real estate loans	(835)		(4,444)
Commercial construction loans	—		(1,203)
Land and land development loans	(2,661)		(7,640)
Agriculture loans	(332)		(725)
Multifamily loans	—		(16)
Residential loans	(687)		(1,429)
Residential construction loans	(18)		(93)
Consumer loans	(321)		(395)
Municipal loans	—		—
Total Charge-offs	(6,056)		(24,956)
Recoveries
Commercial loans	580		360
Commercial real estate loans	185		271
Commercial construction loans	—	—	10
Land and land development loans	344		77
Agriculture loans	49		11
Multifamily loans	—		—
Residential loans	113		35
Residential construction loans	—		—
Consumer loans	113		138
Municipal loans	—		—
Total Recoveries	1,384		902
Net charge-offs	(4,672)		(24,054)
Transfers	—		—
Provision for losses on loans	6,584		21,780
Sale of loans	—		—
Balance at September 30	$14,367		$14,334
Allowance — Unfunded Commitments Balance Beginning January 1	$17		$11
Adjustment	(1)		5
Transfers	—		—
Allowance — Unfunded Commitments at September 30	$16		$16

Net chargeoffs totaled $4.7 million in the first nine months of 2011, compared to $24.1 million in the nine months of 2010. While reductions in net chargeoff activity were spread across the whole portfolio, the land development, commercial and commercial real estate portfolios reflected the largest decreases. In general, the losses are no longer concentrated in any particular industry or loan type, as prior efforts to reduce exposure in construction, land development and commercial real estate loans have decreased the exposure in these segments considerably. The Company continues to resolve or liquidate its problem loans aggressively, particularly those with higher loss exposures, and now believes that the risk of future large losses is reduced. The loan loss allowance to total loans ratio was 2.66% at September 30, 2011, compared to 2.44% at June 30, 2011 and 2.36% at September 30, 2010, respectively. At the end of the quarter, the allowance for loan losses totaled 139.1% of non-performing loans compared to 127.5% at June 30, 2011 and 87.6% at September 30, 2010. The increase in this coverage ratio reflects the reduction of non-performing loans coupled with the increase in the allowance for loan losses balance at September 30, 2011.
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
Information with respect to non-performing loans, classified loans, troubled debt restructures ("TDRs"), non-performing assets ("NPAs"), and loan delinquencies is as follows:

Credit Quality Trending

	September 30, 2011	June 30, 2011	December 31, 2010	September 30, 2010
	(Dollars in thousands)
Loans past due in excess of 90 days and still accruing	$—	$—	$66	$532
Non-accrual loans	10,329	10,732	11,451	15,832
Total non-performing loans (“NPLs”)	10,329	10,732	11,517	16,364
OREO	7,378	7,818	4,429	6,424
Total non-performing assets (“NPAs”)	$17,707	$18,550	$15,946	$22,788
Classified loans (1)	$58,018	$58,745	$54,085	$62,410
Troubled debt restructured loans (2)	$5,651	$6,543	$4,838	$1,236
Total allowance related to non-accrual loans	$508	$731	$1,192	$1,505
Interest income recorded on non-accrual loans (3)	$482	$309	$848	$666
Non-accrual loans as a percentage of net loans receivable	1.97%	1.96%	2.03%	2.67%
Total non-performing loans as a % of net loans receivable	1.97%	1.96%	2.04%	2.76%
Allowance for loan losses (“ALLL”) as a percentage of non-performing loans	139.1%	127.5%	108.1%	87.6%
Total NPAs as a % of total assets (4)	1.91%	1.93%	1.59%	2.30%
Total NPAs as a % of tangible capital + ALLL (“Texas Ratio”) (4)	23.69%	25.11%	22.30%	30.67%
Loan delinquency ratio (30 days and over)	0.30%	0.32%	0.55%	0.69%
_____________________________

(1)	Classified loan totals are inclusive of non-performing loans and may also include troubled debt restructured loans, depending on the grading of these restructured loans.

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
The decrease in NPLs and classified loans from the same period one year ago reflects continued loan resolution activity. The Company’s special assets team continues to migrate loans through the collections process and has made steady progress in reducing classified and non-accrual loans through multiple management strategies, including borrower workouts, individual asset sales to local and regional investors, and a limited number of bulk sales and auctions of like properties. The Company continues to monitor its non-accrual loans closely and revalue the collateral on a periodic basis. This re-evaluation may create the need for additional write-downs or additional loss reserves on these assets. Loan delinquencies (30 days or more past due) were down to 0.30% from 0.32% at June 30, 2011 and 0.69% in the third quarter of 2010.
The following tables summarize NPAs by type and geographic region, and provides trending information over the past year:

Nonperforming Asset Trending By Category

	9/30/2011	6/30/2011	9/30/2010
	(Dollars in thousands)
Commercial loans	$3,729	$4,400	$4,394
Commercial real estate loans	4,312	3,440	4,882
Commercial construction loans	45	45	1,662
Land and land development loans	8,472	8,547	7,266
Agriculture loans	404	380	934
Multifamily loans	—	—	112
Residential real estate loans	601	1,344	3,524
Residential construction loans	18	20	2
Consumer loans	126	374	12
Total NPAs by Categories	$17,707	$18,550	$22,788

September 30, 2011	North Idaho — Eastern Washington	Magic Valley Idaho	Greater Boise Area	E. Oregon, SW Idaho Excluding Boise	Other	Total	% of Loan Type to Total Non-Performing Assets
	(Dollars in thousands)
Commercial loans	$3,031	$361	$284	$28	$25	$3,729	21.0%
Commercial real estate loans	2,360	22	531	117	1,282	4,312	24.4%
Commercial construction loans	45	—	—	—	—	45	0.3%
Land and land development loans	8,030	35	256	133	18	8,472	47.8%
Agriculture loans	—	—	66	68	270	404	2.3%
Multifamily loans	—	—	—	—	—	—	—%
Residential real estate loans	329	—	80	76	116	601	3.4%
Residential construction loans	18	—	—	—	—	18	0.1%
Consumer loans	97	4	—	5	20	126	0.7%
Total	$13,910	$422	$1,217	$427	$1,731	$17,707	100.0%
Percent of total NPAs	78.5%	2.4%	6.9%	2.4%	9.8%	100.0%
Percent of NPAs to total loans in each region	4.5%	1.1%	2.0%	0.4%	6.1%	3.3%

NPAs by location December 31, 2010	North Idaho —Eastern Washington	Magic Valley Idaho	Greater Boise Area	E. Oregon, SW Idaho Excluding Boise	Other	Total	% of Loan Type to Total Non-Performing Assets
	(Dollars in thousands)
Commercial loans	$2,927	$415	$135	$352	$30	$3,859	24.2%
Commercial real estate loans	1,714	46	453	413	1,728	4,354	27.3%
Commercial construction loans	69	—	—	—	—	69	0.4%
Land and land development loans	2,600	49	250	269	200	3,368	21.1%
Agriculture loans	—	—	157	22	403	582	3.7%
Multifamily loans	—	—	—	—	—	—	—%
Residential real estate loans	2,013	102	652	259	187	3,213	20.2%
Residential construction loans	112	—	—	—	—	112	0.7%
Consumer loans	386	3	—	—	—	389	2.4%
Total	$9,821	$615	$1,647	$1,315	$2,548	$15,946	100.0%
Percent of total NPAs	61.6%	3.9%	10.3%	8.2%	16.0%	100.0%
Percent of NPAs to total loans in each region	3.0%	1.3%	2.5%	1.2%	9.7%	2.8%

Land development assets continue to represent the highest segment of non-performing assets, and largely reflect the addition of one large $5.9 million OREO property in the second quarter of this year. The totals for the other segments are relatively small and have largely declined since September, 2010. The geographic breakout of NPAs reflects the OREO property noted above, the stronger market presence the Company holds in Northern Idaho and Eastern Washington, and aggressive reductions in non-performing assets in the greater Boise market through property sales and loan writedowns. The overall level of NPAs remains below the average of the Company’s peer group.
At September 30, 2011 and December 31, 2010 classified loans (loans with risk grades 6, 7 or 8) by loan type are as follows:

	September 30, 2011		December 31, 2010
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial loans	$13,623	23.5%	$14,069	26.0%
Commercial real estate loans	16,899	29.1	15,807	29.2
Commercial construction loans	8,344	14.4	7,832	14.5
Land and land development loans	8,551	14.7	8,040	14.9
Agriculture loans	4,570	7.9	2,380	4.4
Multifamily loans	—	—	—	—
Residential real estate loans	5,165	8.9	4,477	8.3
Residential construction loans	16	—	277	0.5
Consumer loans	850	1.5	1,203	2.2
Municipal loans	—	—	—	—
Total classified loans	$58,018	100.0%	$54,085	100.0%

Classified loans are loans for which management believes it may experience some problems in obtaining repayment under the contractual terms of the loan, and are inclusive of the Company’s non-accrual loans. However, categorizing a loan as classified does not necessarily mean that the Company will experience any or significant loss of expected principal or interest.
Classified loans decreased by $727,000 from June 30, 2011, but were higher than at December 31, 2010 . The increases reflect continuing weakness in the national and local economy, as business activity remains muted. The increase in agricultural loans reflects the addition of one larger credit relationship, for which management believes there is little risk of loss. More generally, management believes that the nature of the current mix of classified loans holds less future loss exposure for the Company than in previous recent periods, because of generally stronger borrowers, collateral positions and guarantor support. The total $58.0 million in classified loans is well off the peak of $96.2 million reached in July 2009.
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
Local economies are still weak but appear to be stabilizing in the region, with variations in the strength of different industry segments. Agriculture, manufacturing, technology, health-care and mining businesses are strong and improving, offset by continued weakness in the construction, retail and government sectors. Full recovery in the region is likely to occur slowly and over a multi-year period. As such, management believes that classified loans and non-performing assets will likely remain elevated through the remainder of 2011 and 2012, but at levels lower than those experienced in recent periods. In addition, as noted above, loss exposure from these loans appears to have decreased significantly, and should continue to be lower than the heavy losses experienced in 2009 and 2010. Given market volatility and future uncertainties, as with all forward-looking statements, management cannot assure nor guarantee the accuracy of these future forecasts.
Management continues to focus its efforts on managing and reducing the level of non-performing assets, classified loans and delinquencies. It uses a variety of analytical tools and an integrated stress testing program involving both qualitative and quantitative modeling to assess the current and projected state of its credit portfolio. The results of this program are integrated with the Company’s capital and liquidity modeling programs to manage and mitigate future risk in these areas as well. In 2010 and 2011, the Company contracted with an independent loan review firm to further evaluate and provide independent analysis of our portfolio and make recommendations for portfolio management improvement. In particular, the review quantified and stratified the loans in the Bank’s portfolio based upon layered risk, product type, asset class, loans-to-one borrower, and geographic location. The purpose of the review was to provide an independent assessment of the potential embedded risks and dollar exposure within the Bank’s loan portfolio. The original and updated scopes included loans representing over 80% of the total loan portfolio and included specific asset evaluations and loss forecasts for the majority of the loan portfolio. The firm employed seasoned financial and commercial lending personnel to complete the individual loan reviews. Based on its initial evaluation of both external and internal loan review results, management did not believe that it needed to materially alter its 12-month forward loss projections, and results in the twenty-one months since the first review have supported management’s perception. Based on the most recently updated review concluded in October 2011, management continues to believe that it does not need to materially alter its new 12-month forward loss projections, and actual losses continue to be lower than the amounts forecasted in the independent loan review. Management has and continues to incorporate a number of the recommendations made by the review firm into its ongoing credit management process.
     Other Income.
The following table details dollar amount and percentage changes of certain categories of other income for the three and nine month periods ended September 30, 2011 and 2010.

Three Months Ended	September 30, 2011	% of	Percent Change	September 30, 2010	% of
Other Income	Amount	Total	Previous Year	Amount	Total
	(Dollars in thousands)
Fees and service charges	$1,692	68%	(11)%	$1,898	67%
Loan related fee income	524	21%	(18)%	642	23%
Net gain (loss) on sale of securities	12	—%	(94)%	206	7%
Other-than-temporary credit impairment on investment securities	(81)	(3)%	(77)%	(349)	(12)%
BOLI income	88	4%	(4)%	92	3%
Other income	248	10%	(24)%	328	12%
Total	$2,483	100%	(12)%	$2,817	100%

Nine Months Ended	September 30, 2011	% of	Percent Change	September 30, 2010	% of
Other Income	Amount	Total	Previous Year	Amount	Total
	(Dollars in thousands)
Fees and service charges	$5,226	67%	(9)%	$5,733	69%
Loan related fee income	1,644	21	(15)%	1,934	23
Net gain (loss) on sale of securities	12	—	(97)%	349	4
Other-than-temporary credit impairment on investment securities	(81)	(1)	(87)%	(605)	(7)
BOLI income	269	3	(3)%	277	3
Other income	810	10	25%	650	8
Total	$7,880	100%	(5)%	$8,338	100%

Total other income was $2.5 million, $2.7 million and $2.8 million for the three months ended September 30, 2011, June 30, 2011 and September 30, 2010. Total other income was $7.9 million and $8.3 million for the nine months ended September 30, 2011 and September 30, 2010, respectively.
Fees and service charges earned on deposit, trust and investment accounts continue to be the Company’s primary sources of other income. Fees and service charges in the third quarter decreased by $171,000 from the sequential quarter and by $206,000 from the previous year. The decreases largely reflect lower overdraft fee income as a result of new regulatory requirements in place at the beginning of the third quarter. The Company continues to build its trust and investment division, expand its cash management services, evaluate new fee structures and explore other new opportunities to offset potential decreases created by changing regulatory requirements. As a small bank, the Company is not directly subject to the debit card interchange income restrictions enacted as part of the Durbin amendment to the Dodd-Frank Act, but may see indirect impacts in the future.
Loan related fee income was down from both the sequential quarter and the same period last year. Mortgage origination activity was relatively slow in the first couple months of the quarter but picked up considerably in September as lower interest rates spurred additional refinancing activity. High unemployment, weak property valuations and tightened appraisal rules continue to hamper overall residential real estate activity and will likely do so for the foreseeable future.
BOLI income was relatively flat from the prior year as yields were stable and the Company did not purchase or liquidate BOLI assets. The Company recognized a credit impairment of $81,000 on its securities portfolio during the current quarter, compared to none in the sequential quarter, and $349,000 in the three months ended September 30, 2010. Gains on the sale of securities totaled $12,000 for the quarter, down from $349,000 in the third quarter of last year. Other non-interest income totaled $248,000 for quarter ended September 30, 2011, compared to $234,000 for the sequential quarter and $328,000 in the same period last year. The reduction from the same period one year ago reflected a decrease in miscellaneous income and a timing difference in recognition of contract income on the Company's secured credit card deposit contract.
The differences in the 2011 nine-month and 2010 nine-month results largely reflect the same factors as above. However, a larger securities gain in 2010 was more than offset by a larger credit impairment, and the other income increase in 2011 reflects higher fees on the Company' secured credit card contract.
     Operating Expenses.
The following table details dollar amount and percentage changes of certain categories of other expense for the three and nine months ended September 30, 2011 and September 30, 2010.

Three Months Ended	September 30, 2011	% of	Percent Change	September 30, 2010	% of
Other Expense	Amount	Total	Previous Year	Amount	Total
	(Dollars in thousands)
Salaries and employee benefits	$4,779	50%	(3)%	$4,942	24%
Occupancy expense	1,685	17	(9)%	1,853	8
Advertising	188	2	(33)%	279	1
Fees and service charges	687	7	1%	678	3
Printing, postage and supplies	236	2	(27)%	323	1
Legal and accounting	450	5	49%	302	1
FDIC assessment	317	3	(37)%	502	2
OREO operations(1)	735	7	31%	562	3
Goodwill impairment	—	—	(100)%	11,662	53
Other expense	735	7	(10)%	815	4
Total	$9,812	100%	(55)%	$21,918	100%

Nine Months Ended	September 30, 2011	% of	Percent Change	September 30, 2010	% of
Other Expense	Amount	Total	Previous Year	Amount	Total
	(Dollars in thousands)
Salaries and employee benefits	$14,612	49%	(8)%	$15,862	35%
Occupancy expense	5,181	18	(5)%	5,470	12
Advertising	532	2	(31)%	774	2
Fees and service charges	1,971	7	(3)%	2,027	5
Printing, postage and supplies	874	3	(16)%	1,037	2
Legal and accounting	1,132	4	18%	963	2
FDIC assessment	1,093	4	(24)%	1,442	3
OREO operations(1)	1,361	5	(54)%	2,971	7
Goodwill impairment	—	—	(100)%	11,662	26
Other expense	2,408	8	(5)%	2,546	6
Total	$29,164	100%	(35)%	$44,754	100%
_____________________________

(1)	Amount includes chargedowns and gains and losses on sale of OREO
Operating expense for the third quarter 2011 totaled $9.8 million, down $201,000 from the sequential quarter and $12.1 million from the same period a year ago. For the nine months ended September 30, 2011, operating expenses totaled $29.2 million, a reduction of $15.6 million, or 35% for the same period in 2010. In the third quarter of 2010, the Company wrote off $11.7 million in goodwill, an expense which was not repeated in the third quarter of 2011. Excluding the goodwill write off, the decreases from the sequential and prior year periods reflect lower expenses in virtually all categories, with particularly strong reductions in OREO operations, compensation and other expenses.
Salaries and employee benefits expense decreased $1.3 million or 7.9%, over the nine month period last year as a result of planned staff reductions implemented throughout 2010 and 2011. The employee full time equivalent (“FTE”) number at September 30, 2011 totaled 290, a reduction of 66 FTEs, or 18.5%, from September 30, 2010. Severance expense for the nine months ended September 30, 2011 was $446,000, most of which was incurred in the third quarter, as compared to $452,000 in the same nine-month period a year ago. The Company continues to suspend salary increases and bonus payments for executive officers, but reinstated merit increases for other employees in the first quarter of 2011. The Company continues to implement additional restructuring plans which should lead to further reductions in compensation expense in the fourth quarter and future periods.
Occupancy expenses decreased $289,000, or 5.3%, for the nine month period ended September 30, 2011 compared to the same period one year ago. The decrease reflects lower depreciation and rent expense as a result of reduced purchases of software and equipment and the termination of equipment and administrative office leases no longer needed. The Company continues to review asset and software purchases carefully, re-negotiate contracts, and otherwise work with its vendors to lower costs, which should produce additional cost savings in this area.
The advertising expense decrease of $242,000 or 31.3% for the nine month period compared to the same period one year ago is a result of reductions in general advertising and media expenses, as the Company has focused marketing efforts on more targeted audiences and reduced expenditures on broad print, yellow page and other media. Fees and service charges decreased by $56,000 or 2.8% for the nine month period compared to the same period one year ago as lower collection and credit service fees offset increases in debit card and computer service expense. Printing, postage and supplies decreased $163,000 for the nine month period in comparison to last year’s total, as a result of lower check printing, postage and statement rendering expenses and the Company anticipates additional future savings in this area. Legal and accounting fees increased by $169,000 in comparison to the same nine-month period in 2010 as lower legal fees were offset by higher consulting expenses associated with the Company's current restructuring efforts. These consulting expenses should tail off later this year and be substantially reduced in 2012.
The $349,000 decrease in FDIC expenses for the nine month period ended September 30, 2011 over last year primarily reflects changes in the FDIC assessment formula and lower asset balances than in the prior year. OREO operations, related valuation adjustments and gains and losses on the sale of OREO decreased by $1.6 million for the nine month period over the same period last year, as a result of reductions in OREO balances and stabilizing property values. The higher third quarter expense associated with OREO operations resulted from an auction sale at the end of September which substantially reduced the number of OREO properties and the related carrying cost and valuation risk the Company is now maintaining.
Other expenses decreased $138,000, or 5.4%, for the nine month period over the same period last year, reflecting decreases in operational losses and training, travel, courier, armored car and meeting expenses. The Company continues to evaluate opportunities for additional expense reduction in many of the categories included in this line item, and anticipates further reductions in the fourth quarter and 2012.
The Company’s efficiency ratio (noninterest expense divided by the sum of net interest income and noninterest income) was 84.8% for the nine months ended September 30, 2011, compared to 129.6% for the same period one year ago. Excluding the goodwill write-off of $11.6 million recorded in the nine months ended September 30, 2010, the Company's efficiency ratio for the nine-month period last year was 95.8%. With economic conditions likely to remain challenging in the near future, the Company continues to develop and implement additional efficiency and cost-cutting efforts. Management anticipates that as it completes its current initiatives, the efficiency and expense ratios will continue to improve. Stabilization and improvement in economic conditions in the future should also improve efficiency, as net interest income rebounds and credit-related costs subside.
     Income Tax Provision.
The Company did not record an income tax provision for the nine months ended September 30, 2011 compared to an income tax benefit of $882,000 for the same period one year ago. No provision was recorded in the third quarter of 2011, or the sequential quarter, compared to an income tax provision of $4.2 million in the third quarter of 2010, relating to the establishment of a valuation allowance on the Company's deferred tax asset discussed below. The effective tax rates used to calculate the tax benefit were 0.0% and 2.8% for the nine months ended September 30, 2011 and 2010, respectively. The effective tax rates used to calculate the tax provision or benefit were 0.0%, 0.0% and 20.7% for the quarters ended September 30, 2011, June 30, 2011, and September 30, 2010, respectively. At September 30, 2011, Intermountain again assessed whether it was more likely than not that it would realize the benefits of its deferred tax asset. Intermountain determined that the negative evidence associated with a two-year cumulative loss for the period ended December 31, 2010, and challenging economic conditions continued to outweigh the positive evidence. Therefore, Intermountain maintained a valuation allowance of $8.8 million against its deferred tax asset. The company analyzes the deferred tax asset on a quarterly basis and may recapture a portion or all of this allowance depending on future profitability. Including the valuation allowance, Intermountain had a net deferred tax asset of $13.0 million as of September 30, 2011, compared to a net deferred tax asset of $15.5 million as of December 31, 2010. The decrease in the net deferred tax asset is primarily due to the increase in the unrealized market value of the Company's investment securities.
Intermountain uses an estimate of future earnings and the potential impact of future tax planning strategies to determine whether or not the benefit of its net deferred tax asset will be realized. Two different estimates of potential future earnings are used and the results of the two are probability weighted and averaged together to determine both the need for a valuation allowance and the size of the allowance. In conducting this analysis, management has assumed economic conditions will continue to be challenging in 2011 and 2012, followed by gradual improvement in the ensuing years. These assumptions are in line with both national and regional economic forecasts. As such, its estimates include elevated credit losses in 2011 and 2012, but at lower levels than those experienced in 2009 and 2010, followed by improvement in ensuing years as the economy improves and the Company’s loan portfolio turns over. It also assumes: (1) stable net interest margins beginning later in 2012, as it is able to convert some of its cash position to higher yielding instruments to offset compression created by low market interest rates; and (2) reductions in operating expenses as credit costs abate and its other cost reduction strategies continue.
The completion of a potential capital raise noted in the "Business Strategy & Opportunities" section above likely would trigger

Internal Revenue Code Section 382 limitations on the amount of tax benefit from net operating loss carryforwards that the Company can recapture annually, because of the possible level of investments by several of the larger investors. This could impact the amount and timing of the recapture of the valuation allowance, largely depending on the level of market interest rates and the fair value of the Company’s balance sheet at the time the planned offering may be completed. See Part II — Other Information, Section 1A. Risk Factors.

Financial Position
     Assets. At September 30, 2011, Intermountain’s assets were $926.5 million, down from $1.0 billion at December 31, 2010. During this period, decreases in cash and cash equivalents and loans receivable were partially offset by increases in investments available for sale. Given the challenging economic climate, the Company does not anticipate strong organic asset growth in the near future, and continues to maintain a conservative balance sheet, with high levels of marketable securities and cash and cash equivalents. In the second quarter of this year, though, management converted some of its cash into marketable securities to obtain higher yields and investment income, and will continue to look for opportunities to do so.
     Investments. Intermountain’s investment portfolio at September 30, 2011 was $217.2 million, an increase of $9.6 million from the December 31, 2010 balance of $207.6 million. The increase was primarily due to the purchase of $47.4 million in available-for-sale securities in the second quarter as the Company redeployed funds from low yielding cash equivalents into higher yielding investments, but has been offset by principal paydowns and calls on several securities. Management remains cautious about the volatile investment environment and continues to maintain short portfolio duration with strong regular incoming cash flows. As of September 30, 2011, the balance of the unrealized gain on investment securities, net of federal income taxes, was $2.8 million, compared to an unrealized loss at December 31, 2010 of $0.8 million. During the first nine months of 2011, market prices on both government-guaranteed and non-guaranteed securities improved, resulting in the reversal from an unrealized loss to an unrealized gain position.
The Company currently holds two residential MBS, with an unpaid principal balance totaling $9.7 million that are determined to have other than temporary impairments (“OTTI”), as detailed in the table below (dollars in thousands):

	Principal	Fair	Unrealized	Cumulative OTTI Credit Loss Recorded in	Cumulative OTTI Impairment Loss Recorded in
Security	Balance	Value	(Loss) Gain	Income	OCI
Security 1	$2,851	$1,844	$490	$(947)	$(805)
Security 2	6,876	5,654	364	(489)	(1,040)
Total	$9,727	$7,498	$854	$(1,436)	$(1,845)

As indicated in the table above, impairment for these two securities totals $3.3 million, of which $1.4 million has been recorded as credit loss impairment in income and the remainder in other comprehensive income. The Company did not record additional credit loss impairment for Security 1 in the first nine months of 2011, but did record an $81,000 impairment for Security 2 in September. At this time, the Company anticipates holding the two securities until their value is recovered or until maturity, and will continue to adjust its net income (loss) and other comprehensive income (loss) to reflect potential future credit loss impairments and the security’s market value. The Company calculated the credit loss charges against earnings each quarter by subtracting the estimated present value of future cash flows on the securities from their amortized cost less the total of previous credit loss impairment at the end of each period.
     Loans Receivable. At September 30, 2011 net loans receivable totaled $525.5 million, down $37.8 million or 6.70% from $563.2 million at December 31, 2010. The decrease reflected the payoff of one large participated credit, liquidation of problem credits, paydowns by business and agricultural customers reducing debt loads, and muted new loan demand.
The following table sets forth the composition of Intermountain’s loan portfolio at the dates indicated. Loan balances exclude deferred loan origination costs and fees and allowances for loan losses.

	September 30, 2011		December 31, 2010
	Amount	%	Amount	%
	(Dollars in thousands)
Commercial loans	$114,616	21.2	$122,656	21.3
Commercial real estate loans	169,189	31.3	175,559	30.5
Commercial construction loans	17,153	3.2	17,951	3.1
Land and land development loans	43,603	8.1	60,962	10.6
Agriculture loans	82,879	15.4	87,364	15.2
Multifamily loans	26,902	5.0	26,417	4.6
Residential real estate loans	62,152	11.5	60,872	10.6
Residential construction loans	2,974	0.6	3,219	0.6
Consumer loans	12,157	2.3	14,095	2.4
Municipal loans	8,085	1.4	6,528	1.1
Total loans	539,710	100.0	575,623	100.0
Allowance for loan losses	(14,367)		(12,455)
Deferred loan fees, net of direct origination costs	135		60
Loans receivable, net	$525,478		$563,228
Weighted average interest rate	5.83%		6.04%

Land and land development loans continue to post the largest decreases reflecting ongoing liquidation activity and the transfer of one large credit from the loan portfolio into OREO during the second quarter of 2011. Reductions in commercial and commercial real estate balances reflect muted loan demand, weaker property valuations and tighter underwriting and appraisal restrictions. In contrast, the reduction in agricultural balances reflects unusually strong agricultural markets, which are allowing farmers to borrow less and pay down other debt.
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
Most agricultural markets continue to perform very well, and the Company has very limited exposure to the severely impacted dairy market. As noted above, the sector has performed so well that many of its best borrowing customers are using excess cash generated over the past couple of years to reduce their overall borrowing position. As production costs increase, borrowing activity may pick up in this sector.
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
High unemployment and decreased asset values continue to challenge Intermountain’s customers and its loan portfolios. Economic conditions and property values remain volatile, but do not appear to be worsening now in most of the Company's markets. Management believes that its underwriting standards and aggressive identification and management of credit problems are having a positive impact on its credit portfolios. Losses are likely to remain elevated for the remainder of the year and 2012, but at lower levels than in 2009 and 2010, with continued improvement in subsequent years.

Geographic Distribution
As of September 30, 2011, the Company’s loan portfolio by loan type and geographical market area was:

	North Idaho — Eastern	Magic Valley	Greater Boise	E. Oregon, SW Idaho, excluding			% of Loan type to total
Loan Portfolio by Location	Washington	Idaho	Area	Boise	Other	Total	loans
	(Dollars in thousands)
Commercial loans	$77,502	$7,589	$8,395	$18,920	$2,210	$114,616	21.2%
Commercial real estate loans	113,969	12,078	16,260	16,243	10,639	169,189	31.3%
Commercial construction loans	6,037	3,138	7,869	—	109	17,153	3.2%
Land and land development loans	32,440	3,198	5,334	1,229	1,402	43,603	8.1%
Agriculture loans	1,363	5,747	16,537	57,331	1,901	82,879	15.4%
Multifamily loans	17,781	—	698	—	8,423	26,902	5.0%
Residential real estate loans	42,672	5,081	3,425	7,856	3,118	62,152	11.5%
Residential construction loans	2,916	—	—	58	—	2,974	0.6%
Consumer loans	6,903	1,201	1,118	2,481	454	12,157	2.3%
Municipal loans	6,597	1,488	—	—	—	8,085	1.4%
Total	$308,180	$39,520	$59,636	$104,118	$28,256	$539,710	100.0%
Percent of total loans in geographic area	57.1%	7.3%	11.0%	19.3%	5.3%	100.0%
Percent of total loans where real estate is the primary collateral	70.1%	64.3%	59.9%	36.0%	85.4%	62.8%

As of December 31, 2010, the Company’s loan portfolio by loan type and geographical market area was:

	North Idaho — Eastern	Magic Valley	Greater Boise	E. Oregon, SW Idaho, excluding			% of Loan type to total
Loan Portfolio by Location	Washington	Idaho	Area	Boise	Other	Total	loans
	(Dollars in thousands)
Commercial loans	$81,916	$9,572	$10,747	$18,865	$1,556	$122,656	21.3%
Commercial real estate loans	115,721	14,536	18,295	17,465	9,542	175,559	30.5%
Commercial construction loans	6,738	3,070	8,143	—	—	17,951	3.1%
Land and land development loans	47,197	4,421	5,944	1,904	1,496	60,962	10.6%
Agriculture loans	1,609	7,302	16,754	59,575	2,124	87,364	15.2%
Multifamily loans	18,205	—	725	—	7,487	26,417	4.6%
Residential real estate loans	39,482	5,795	3,582	8,248	3,765	60,872	10.6%
Residential construction loans	2,594	287	7	331	—	3,219	0.6%
Consumer loans	7,802	1,580	1,318	2,960	435	14,095	2.4%
Municipal loans	4,955	1,573	—	—	—	6,528	1.1%
Total	$326,219	$48,136	$65,515	$109,348	$26,405	$575,623	100.0%
Percent of total loans in geographic area	56.4%	8.4%	11.5%	19.1%	4.6%	100.0%
Percent of total loans where real estate is the primary collateral	70.6%	64.5%	59.5%	40.2%	85.4%	63.7%

As illustrated, 57% of the Company’s loans are in north Idaho and eastern Washington, with the next highest percentage in the rural markets of southwest Idaho outside of Boise. Economic trends and real estate valuations have worsened in these market areas, but portfolio loss rates have still been lower than in the Boise area or other areas of the country. This reflects the differing economies in these areas, generally more conservative lending and borrowing norms, longer-term customers, and more restrained building and development activity. The southwest Idaho and Magic Valley markets are largely agricultural areas which have not seen levels of price appreciation or depreciation as steep as other areas over the last few years. The “Other” category noted above largely represents loans made to local borrowers where the collateral is located outside the Company’s communities. The mix in this category is relatively diverse, with the highest proportions in Oregon, Washington, California, Nevada and Arizona, but no single state comprising more than 1.9% of the total loan portfolio.
Participation loans where Intermountain purchased part of the loan and was not the lead bank totaled $12.1 million at September 30, 2011. $6.6 million of the total is a condominium project in Boise that is currently classified, but is being managed very closely, and for which no loss is expected. The remaining loans are all within the Company’s footprint and management believes they do not present significant risk at this time.
The following table sets forth the composition of Intermountain’s loan originations for the periods indicated.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
	(Dollars in thousands)
Commercial loans	$12,892	$16,484	(21.8)	$51,173	$63,386	(19.3)%
Commercial real estate loans	1,152	8,721	(86.8)	10,758	22,220	(51.6)%
Commercial construction loans	35	2,550	(98.6)	2,494	9,960	(75.0)%
Land and land development loans	1,264	1,708	(26.0)	2,377	4,347	(45.3)%
Agriculture loans	10,698	8,047	32.9	46,693	54,399	(14.2)%
Multifamily loans	—	—	—	—	—	—%
Residential real estate loans	8,939	18,813	(52.5)	38,795	53,744	(27.8)%
Residential construction loans	1,245	3,521	(64.6)	3,153	5,322	(40.8)%
Consumer	2,254	2,893	(22.1)	4,351	5,240	(17.0)%
Municipal	36	262	(86.3)	17,008	1,096	1,451.8%
Total loans originated	$38,515	$62,999	(38.9)	$176,802	$219,714	(19.5)%

2011 origination activity reflects the muted borrowing demand from virtually all sectors in the current environment, as potential borrowers remain very cautious about pursuing new real estate purchase, expansion or construction activities, and as agricultural customers experience strong cash flows. Extreme market volatility, concern over US deficits and the European debt crisis had a particularly large impact in the third quarter, as potential borrowers reacted to the uncertainty by canceling or delaying new borrowing activity.

The Company continues to market residential and commercial lending programs to help ensure the credit needs of its communities are met. In particular, it is pursuing attractive small and mid-market commercial credits, originating commercial real estate loans to strong borrowers at lower real estate prices, pursuing municipal and non-profit organization lending opportunities, originating mortgage loans to strong borrowers at conservative loan-to-values, diversifying its agricultural portfolio, and expanding its already strong government-guaranteed loan marketing efforts. Management believes that loan demand will remain muted until economic conditions improve, political and economic uncertainty is tempered, and customers begin to expand operations again. As such, competition for qualified borrowers is likely to remain fierce and favor those banks with low-cost funding structures and strong relationship networks.
     Office Properties and Equipment. Office properties and equipment decreased 4.8% to $38.3 million at September 30, 2011 from year end as a result of depreciation recorded for the nine months ended September 30, 2011. Reflecting efficiencies gained from prior infrastructure investments, the Company has been able to reduce its recent hardware, software and equipment purchases.
     Other Real Estate Owned. Other real estate owned increased by $2.9 million to $7.4 million at September 30, 2011 from December 31, 2010, reflecting the addition of the land development property previously noted. For the first nine months of 2011, the Company sold 49 properties totaling $5.1 million, wrote off $0.8 million and added 24 properties totaling $8.9 million. A total of 22 properties remained in the OREO portfolio at quarter end, consisting of $6.2 million in construction and land development properties, $1.0 million in commercial real estate properties, and $0.2 million in residential real estate. Overall, the Company’s current OREO portfolio is lower than most of its peer group and management anticipates reductions in the total in the future. The following table details OREO activity during the most recent quarter.

Other Real Estate Owned Activity

	2011	2010
	(Dollars in thousands)
Balance, beginning of period, January 1	$4,429	$11,538
Additions to OREO	8,912	6,581
Proceeds from sale of OREO	(5,134)	(9,400)
Valuation Adjustments in the period(1)	(829)	(2,295)
Balance, end of period, September 30	$7,378	$6,424
_____________________________

(1)	Amount includes chargedowns and gains/losses on sale of OREO
     Intangible Assets. Intangible assets now consist only of a small core deposit intangible derived from prior acquisitions that is amortizing down as time progresses.
     BOLI and All Other Assets. Bank-owned life insurance (“BOLI”) and other assets decreased to $34.5 million at September 30, 2011 from $37.9 million at December 31, 2010. The deferred tax asset, net of the valuation allowance noted above, comprises $13.0 million of this balance and decreased by $2.5 million due to increases in the unrealized market value of the investment securities. Accrued interest receivable and prepaid items comprise the bulk of the remainder of these assets.
     Deposits. Total deposits decreased $28.8 million to $750.0 million at September 30, 2011 from $778.8 million at December 31, 2010. The decrease reflected a combination of limited Company need for additional funding, a focused effort to lower interest expense, conversion of CD balances into non-FDIC insured investments through the Company's trust and investment division, and increased usage of funds by some of the Company's customers to reduce debt. The Company continues to focus on managing relationship customers closely, lowering its cost of funds, and moving CD customers seeking higher yields into our investment products. Overall, transaction account deposits comprised 67.2% of total deposits at September 30, 2011, up from 63.5% a year ago, and 63.7% at year-end, 2010.
The following table sets forth the composition of Intermountain’s deposits at the dates indicated.

	September 30, 2011		December 31, 2010
	Amount	% of total deposits	Amount	% of total deposits
	(Dollars in thousands)
Non-interest bearing demand accounts	$183,160	24.4%	$168,519	21.6%
NOW and money market 0.0% to 4.65%	320,934	42.8%	327,891	42.1%
Savings and IRA 0.0% to 4.65%	73,986	9.9%	75,387	9.7%
Certificate of deposit accounts (CDs)	64,565	8.6%	79,533	10.2%
Jumbo CDs	62,394	8.3%	77,685	10.0%
Brokered CDs	37,000	4.9%	40,899	5.3%
CDARS CDs to local customers	7,946	1.1%	8,919	1.1%
Total deposits	$749,985	100.0%	$778,833	100.0%
Weighted average interest rate on certificates of deposit		1.30%		1.66%
Core Deposits as a percentage of total deposits (1)		85.2%		83.2%
Deposits generated from the Company’s market area as a % of total deposits		95.1%		94.8%
_____________________________

(1)	Core deposits consist of non-interest bearing checking, money market checking, savings accounts, and certificate of deposit accounts of less than $100,000 (excluding public deposits).
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
Deposits by location are as follows (dollars in thousands):

	September 30, 2011	% of total deposits	December 31, 2010	% of total deposits	September 30, 2010	% of total deposits
Deposits by Location
North Idaho — Eastern Washington	$366,163	48.8%	$374,173	48.0%	$379,133	48.1%
Magic Valley Idaho	66,874	8.9%	68,870	8.8%	68,842	8.7%
Greater Boise Area	69,377	9.3%	79,697	10.2%	80,107	10.2%
Southwest Idaho — Oregon, excluding Boise	153,066	20.4%	165,505	21.3%	163,718	20.7%
Administration, Secured Savings	94,505	12.6%	90,588	11.7%	96,704	12.3%
Total	$749,985	100.0%	$778,833	100.0%	$788,504	100.0%

The Company attempts to, and has been successful in balancing loan and deposit balances in each of the market areas it serves. Northern Idaho and eastern Washington deposits currently exceed those in the Company’s southern Idaho and eastern Oregon markets, reflecting the longer presence it has had in these markets. The Company’s deposit market share has grown significantly over the past ten years, and it now ranks second in overall market share in its core markets. Intermountain continues to be the deposit market share leader in five of the eleven counties in which it operates.
     Borrowings. Deposit accounts are Intermountain’s primary source of funds. Intermountain also relies upon advances from the Federal Home Loan Bank of Seattle, repurchase agreements and other borrowings to supplement its funding, reduce its overall cost of funds, and to meet deposit withdrawal requirements. These borrowings totaled $102.6 million and $155.6 million at September 30, 2011 and December 31, 2010, respectively. The decrease from year end reflects the payoffs of a $30 million structured repurchase agreement in July and a $5 million FHLB advance in September and minor fluctuations in municipal repurchase balances.

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
Additionally, the extent to which borrowers prepay loans is affected by prevailing interest rates. When interest rates increase, borrowers are less likely to prepay loans. When interest rates decrease, borrowers are generally more likely to prepay loans. Prepayment speeds accelerated in 2009 and most of 2010, as borrowers refinanced into lower rates, paid down debt to improve their financial position, or liquidated assets as part of problem loan work-out strategies. Prepayments may affect the levels of loans retained in an institution’s portfolio, as well as its net interest income. Prepayments on loans are likely to stabilize or slow further in future periods, particularly when the economy improves and rates begin rising. However, prepayments on mortgage backed securities, some of which are held by Intermountain as part of its investment portfolio, may increase over the next year as a result of new government refinance programs that expand the number of customers who qualify.
On the liability side, Intermountain seeks to manage its interest rate risk exposure by maintaining a relatively high percentage of non-interest bearing demand deposits, interest-bearing demand deposits, savings and money market accounts. These instruments tend to lag changes in market rates and may afford the Bank more protection in increasing interest rate environments than other short-term borrowings, but can also be changed relatively quickly in a declining rate environment. The Bank utilizes various, deposit pricing strategies and other borrowing sources to manage its rate risk. As noted above, the duration of the Company’s liabilities has generally shortened over the past 18 months, as customers have preferred shorter-term deposit products and the Company has not replaced longer-term brokered and wholesale funding instruments as they have come due.
Intermountain maintains an asset and liability management program intended to manage net interest income through interest rate cycles and to protect its income by controlling its exposure to changing interest rates. As part of this program, Intermountain uses a simulation model designed to measure the sensitivity of net interest income and net income to changes in interest rates. This simulation model is designed to enable Intermountain to generate a forecast of net interest income and net income given various interest rate forecasts and alternative strategies. The model is also designed to measure the anticipated impact that prepayment risk, basis risk, customer maturity preferences, volumes of new business and changes in the relationship between long-term and short-term interest rates have on the performance of Intermountain. The results of modeling indicate that the estimated impact of changing rates on net interest income in a 100 and 300 basis point upward adjustment are within the guidelines established by management. The estimated impact of changing rates on net interest income in a 100 basis point downward adjustment in market interest rates is just outside of the Company's guidelines over a 12-month forward looking period, but within the guidelines over a 24-month period. The impacts of changing rates on the Company's modeled economic value of equity are also within the Company's guidelines and reflect a minimum risk profile. The current scenario analysis for net income has been impacted by the unusual current and prior year operating results of the Company, which increases the impact of both upward and downward adjustments on the percentage increase and decrease. Given this, management has tended to place more reliance on the net interest income and economic value of equity modeling.
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
Deposits decreased to $750.0 million at September 30, 2011 from $778.8 million at December 31, 2010, with the largest decreases in CD balances. Repurchase agreements also decreased by $48.0 million, reflecting the planned payoff of a $30 million structured repurchase agreement in July and moderate fluctuations in municipal repurchase activity. Decreases in loans and cash and cash equivalents offset the largely planned reductions in deposits and a planned deployment of cash into higher yielding investment securities, which cumulatively resulted in a decrease of $46.9 million in the Company’s cash position at September 30, 2011 from year end, 2010.
During the nine months ended September 30, 2011, cash used by investing activities consisted primarily of the purchase of available-for-sale investment securities. During the same period, cash used by financing activities consisted primarily of decreases in deposits and repurchase agreements.
Securities sold subject to repurchase agreements totaled $57.1 million at September 30, 2011. These borrowings are required to be collateralized by investments with a market value exceeding the face value of the borrowings. Under certain circumstances, Intermountain could be required to pledge additional securities or reduce the borrowings.
Intermountain’s credit line with FHLB Seattle provides for borrowings up to a percentage of its total assets subject to general collateralization requirements. At September 30, 2011, the Company’s FHLB Seattle credit line represented a total borrowing capacity of approximately $106.9 million, of which $31.1 million was being utilized. Additional collateralized funding availability at the Federal Reserve totaled $27.0 million. Both of these collateral secured lines could be expanded more with the placement of additional collateral. Overnight-unsecured borrowing lines have been established at US Bank and Pacific Coast Bankers Bank (“PCBB”). At September 30, 2011, the Company had approximately $35.0 million of overnight funding available from its unsecured correspondent banking sources.
Intermountain and its subsidiary Bank maintain an active liquidity monitoring and management plan, and have worked aggressively over the past several years to expand sources of alternative liquidity. Given continuing volatile economic conditions, the Bank has taken additional protective measures to enhance liquidity, including intensive customer education and communication efforts, movement of funds into highly liquid assets and increased emphasis on relationship deposit-gathering efforts. Because of its relatively low reliance on non-core funding sources and the additional efforts undertaken to improve liquidity discussed above, management believes that the subsidiary Bank’s current liquidity risk is moderate and manageable.
Management continues to monitor its liquidity position carefully and conducts periodic stress tests to evaluate future potential liquidity concerns in the subsidiary Bank. It has established contingency plans for potential liquidity shortfalls. Longer term, the Company intends to fund asset growth primarily with core deposit growth, and it has initiated a number of organizational changes and programs to spur this growth when needed.
Liquidity for the parent Company depends substantially on dividends from the Bank. As discussed more fully in “Risk Factors”, the Bank is currently prohibited from paying dividends to the parent Company without prior regulatory approval. The other primary sources of liquidity for the Parent Company are capital or borrowings. Management projects that available resources will be sufficient to meet the parent Company’s projected funding needs until January 2012, and continues to pursue additional capital, as noted in the “Capital Resources” section noted below.

Capital Resources
Intermountain’s total stockholders’ equity was $60.6 million at September 30, 2011, compared with $59.4 million at December 31, 2010. The increase in total stockholders’ equity was primarily due to the increase in the unrealized gain in the investment portfolio offset by the net loss and accrual of preferred stock dividends. At September 30, 2011, Intermountain had unrealized gains of $2.8 million (including cumulative OTTI recognized through other comprehensive income), net of related income taxes, on investments classified as available-for-sale and $402,000 in unrealized losses on cash flow hedges, net of related income taxes. This compares to unrealized losses of $797,000, net of related income taxes, on investments classified as available-for-sale and $432,000 unrealized losses on cash flow hedges at December 31, 2010. Stockholders’ equity was 6.5% of total assets at September 30, 2011 and 5.9% at December 31, 2010. Tangible stockholders’ equity as a percentage of tangible assets was 6.5% for September 30, 2011 and 5.9% for December 31, 2010, and tangible common equity as a percentage of tangible assets was 3.7% for September 30, 2011 and 3.3% for December 31, 2010.
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
On April 6, 2011, the Company announced that it had entered into securities purchase agreements with certain accredited investors (“Investors”), pursuant to which it expected to raise aggregate gross proceeds of $70 million, subject to bank regulatory approvals, confirmations and satisfaction of other customary closing conditions, and completion by August 31, 2011. On September 22, 2011, the Company announced that two of the participating investors had terminated their securities purchase agreements to purchase a portion of the $70 million private raise. The investors exercised their right to terminate the agreements because the closing did not occur by August 31, 2011. Currently the Company is working with its placement agent and prospective investors to complete a capital raise as soon as possible. The Company expects to use the proceeds from a successful capital raise to make capital contributions to and strengthen the balance sheet of the Bank and for other general corporate purposes.
Intermountain and the Bank are required by applicable regulations to maintain certain minimum capital levels and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier I capital to average assets. At September 30, 2011 Intermountain exceeded the minimum published regulatory capital requirements to be considered “well-capitalized” pursuant to Federal Financial Institutions Examination Council “FFIEC” regulations. However, the Bank executed an informal agreement with its primary regulators in the first quarter of 2010 which among other conditions, required the Bank to increase its capital by $30 million by June 16, 2010 and maintain a 10% Tier 1 capital to average assets ratio. Although the Company was not able to meet the capital requirements by the June 16, 2010 deadline, it continues to actively pursue a capital raise that would satisfy these conditions. However, there can be no assurance that the Company will successfully raise the capital required.
The following tables set forth the amounts and ratios regarding actual and minimum published core Tier 1 risk-based and total risk-based capital requirements, together with the published amounts and ratios required in order to meet the definition of a “well-capitalized” institution as reported on the quarterly Federal Financial Institutions Examination Council “FFIEC” call report at September 30, 2011.

					Well-Capitalized
	Actual		Capital Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets):
The Company	$73,233	11.73%	$49,943	8%	$62,429	10%
Panhandle State Bank	79,387	12.72%	49,945	8%	62,431	10%
Tier I capital (to risk-weighted assets):
The Company	65,348	10.47%	24,972	4%	37,458	6%
Panhandle State Bank	71,502	11.45%	24,972	4%	37,459	6%
Tier I capital (to average assets):
The Company	65,348	7.06%	37,009	4%	46,261	5%
Panhandle State Bank	71,502	7.74%	36,952	4%	46,190	5%

Reflecting the Company’s ongoing strategy to prudently manage through the current economic cycle, the decision to maximize equity and liquidity at the Bank level has correspondingly reduced cash available at the parent Company. Consequently, to conserve liquid assets, in December 2009 the Company decided to defer regularly scheduled interest payments on its outstanding Junior Subordinated Debentures related to its Trust Preferred Securities (“TRUPS Debentures”), and regular quarterly cash dividend payments on its preferred stock held by the U.S. Treasury. The Company is permitted to defer payments of interest on the TRUPS Debentures for up to 20 consecutive quarterly periods without default. During the deferral period, the Company may not pay any dividends or distributions on, or redeem, purchase or acquire, or make a liquidation payment with respect to the Company’s capital stock, or make any payment of principal or interest on, or repay, repurchase or redeem any debt securities of the Company that rank equally or junior to the TRUPS Debentures. Under the terms of the preferred stock, if the Company does not pay dividends for six quarterly dividend periods (whether or not consecutive), Treasury would be entitled to appoint two members to the Company’s board of directors. The eighth payment deferral will occur in November 2011, allowing Treasury the contractual right to appoint the two directors. Deferred payments compound for both the TRUPS Debentures and preferred stock. Although these expenses will be accrued on the consolidated income statements for the Company, deferring these interest and dividend payments preserves approximately $477,000 per quarter in cash for the Company.

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
Tabular Disclosure of Contractual Obligations
The following table represents the Company’s on-and-off balance sheet aggregate contractual obligations to make future payments as of September 30, 2011.

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Long-term debt (1)	$58,443	$1,190	$30,345	$1,100	$25,808
Short-term debt	57,123	57,123	—	—	—
Capital lease obligations	17	17	—	—	—
Operating lease obligations (2)	12,995	1,003	1,608	1,603	8,781
Direct financing obligations (3)	32,090	1,635	1,635	3,434	25,386
Total	$160,668	$60,968	$33,588	$6,137	$59,975

(1)	Includes interest payments related to long-term debt agreements.

(2)
Excludes recurring accounts payable, accrued expenses and other liabilities, repurchase agreements and customer deposits, all of which are recorded on the registrant’s balance sheet. See Notes 5 and 6 of Notes to Consolidated Financial Statements.

(3)	Sandpoint Center Building lease payments related to direct financing transaction executed in August 2009.

New Accounting Pronouncements

In April 2011, the FASB issued ASU No. 2011-03, “Reconsideration of Effective Control for Repurchase Agreements.”  ASU No. 2011-03 modifies the criteria for determining when repurchase agreements would be accounted for as a secured borrowing rather than as a sale.  Currently, an entity that maintains effective control over transferred financial assets must account for the transfer as a secured borrowing rather than as a sale.  The provisions of ASU No. 2011-03 removes from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee.  The FASB believes that contractual rights and obligations determine effective control and that there does not need to be a requirement to assess the ability to exercise those rights.  ASU No. 2011-03 does not change the other existing criteria used in the assessment of effective control.  The provisions of ASU No. 2011-03 are effective prospectively for transactions, or modifications of existing transactions, that occur on or after January 1, 2012.  As the Company accounts for all of its repurchase agreements as collateralized financing arrangements, the adoption of this ASU is not expected to have a material impact on the Company's statements of operation and financial condition.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  ASU No. 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards (“IFRS”).  The changes to U.S. GAAP as a result of ASU No. 2011-04 are as follows:  (1) The concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets (that is, it does not apply to financial assets or any liabilities); (2) U.S. GAAP currently prohibits application of a blockage factor in valuing financial instruments with quoted prices in active markets.  ASU No. 2011-04 extends that prohibition to all fair value measurements; (3) An exception is provided to the basic fair value measurement principles for an entity that holds a group of financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk that are managed on the basis of the entity's net exposure to either of those risks.  This exception allows the entity, if certain criteria are met, to measure the fair value of the net asset or liability position in a manner consistent with how market participants would price the net risk position; (4) Aligns the fair value measurement of instruments classified within an entity's shareholders' equity with the guidance for liabilities; and (5) Disclosure requirements have been enhanced for recurring Level 3 fair value measurements to disclose quantitative information about unobservable inputs and assumptions used, to describe the valuation processes used by the entity, and to describe the sensitivity of fair value measurements to changes in unobservable inputs and interrelationships between those inputs.  In addition, entities must report the level in the fair value hierarchy of items that are not measured at fair value in the statement of condition but whose fair value must be disclosed.  The provisions of ASU No. 2011-04 are effective for the Company's interim reporting period beginning on or after December 15, 2011.  The adoption of ASU No. 2011-04 is not expected to have a material impact on the Company's statements of operation and financial condition.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.”  The provisions of ASU No. 2011-05 allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  The statement(s) are required to be presented with equal prominence as the other primary financial statements.  ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders' equity but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The provisions of ASU No. 2011-05 are effective for the Company's interim reporting period beginning on or after December 15, 2011, with retrospective application required.  The adoption of ASU No. 2011-05 is expected to result in presentation changes to the Company's statements of operation and the addition of a statement of comprehensive income.  The adoption of ASU No. 2011-05 will have no impact on the Company's statements of condition.

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment.”  The provisions of ASU No. 2011-08 permits an entity an option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required.  Otherwise, no further impairment testing is required.  ASU No. 2011-08 includes examples of events and circumstances that may indicate that a reporting unit's fair value is less than its carrying amount.  The provisions of ASU No. 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted provided that the entity has not yet performed its annual impairment test for goodwill.  The Company performs its annual impairment test for goodwill in the fourth quarter of each year.  The adoption of ASU No. 2011-08 is not expected to have a material impact on the Company's statements of operation and financial condition.

Forward-Looking Statements
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
     This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions that are not historical facts, such as the statements in this report regarding expected or projected asset quality and losses, expenses, the closing of the Company's announced capital raise and resulting capital levels, and the parent Company's liquidity, and other statements identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “will likely," “should,” “projects,” “seeks,” “estimates” or words of similar meaning. These forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. In addition to the factors set forth in the sections titled “Risk Factors,” “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as applicable, in this report and our Annual Report on Form 10-K for the year ended December 31, 2010, the following factors, among others, could cause actual results to differ materially from the anticipated results:

•	further deterioration in economic conditions that could result in increased loan and lease losses;

•	risks associated with concentrations in real estate-related loans;

•	declines in real estate values supporting loan collateral;

•	our ability to comply with the requirements of regulatory orders issued to us and/or our banking subsidiary;

•	the effects of any further adverse regulatory action;

•	our ability to raise capital or incur debt on reasonable terms;

•	regulatory limits on our subsidiary bank’s ability to pay dividends to the Company;

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
(b) Changes in Internal Control over Financial Reporting: In the nine months ended September 30, 2011, there were no changes in Intermountain’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, Intermountain’s internal control over financial reporting.
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
We have entered into an informal agreement with our regulators to take steps to further strengthen the Bank, including raising capital, and any failure to raise the required capital could result in additional regulatory action and a material adverse effect on our financial condition.
The Bank has entered into an informal agreement with the FDIC and the Idaho Department of Finance to take steps to further strengthen the Bank within specified timeframes, including, among other items, increasing capital by at least $30 million by June 16, 2010 and thereafter maintaining a minimum 10% Tier 1 Capital to Average Assets ratio, not paying dividends from the Bank to the Company without prior approval, achieving staged reductions in the Bank’s adversely classified assets and not engaging in transactions that would materially alter our balance sheet composition. Management has taken numerous steps to satisfy the conditions of the agreement, including entering into securities purchase agreements with certain investors to issue and sell to the investors an aggregate of $70 million in newly issued shares of common stock. On September 22, 2011, Intermountain announced that two of the investors had terminated their respective agreements. It is a condition to each remaining investor's obligation to close the transactions that the full $70 million in capital be raised. As a result, the transactions must be re-structured in order for this closing condition to be satisfied with respect to the other investors. The Company is working with its placement agent and its other advisors to complete a capital raise as soon as possible. However, given recent market instability and global economic conditions, there is some risk that a capital raise will not be successfully completed. If the Company is not able to raise sufficient capital to satisfy the terms of regulatory agreements, further adverse regulatory action could result. In addition, the absence of a successful capital raise likely would result in a material adverse effect on the liquidity and financial condition of Intermountain Community Bancorp at the holding company level.
Any significant capital raise would dilute the holders of our outstanding common stock and may adversely affect the market price of our common stock.
We have entered into the agreements described above providing for the issuance and sale to certain investors of a substantial amount of newly-issued shares of our common stock. If a significant capital raise closes, it will result in substantial dilution to the current holders of our common stock. In the event the capital raise does not close we would pursue alternative strategies in order to further strengthen our capital and better position ourselves to take advantage of opportunities that may arise in the future. In addition, as noted above, we have entered into an informal agreement with our primary regulators to increase capital levels at the Bank. Alternatives for raising capital may include issuance and sale of common or preferred stock, or borrowings by the Company, with proceeds contributed to the Bank. Our ability to raise additional capital would depend on, among other things, conditions in the capital markets at the time, which are outside of our control, and our financial performance. We cannot assure you that such capital will be available to us on acceptable terms, if at all. Any such capital raising alternatives would dilute the holders of our outstanding common stock and may adversely affect the market price of our common stock.
We have recently incurred significant losses and losses may continue in the future.
We have incurred significant losses over the last couple of years. In light of the current economic environment, significant additional provisions for credit losses may be necessary to supplement the allowance for loan and lease losses in the future. As a result, we may incur significant credit costs, including legal and related collection expenses in the remainder of 2011 and 2012, which would continue to have an adverse impact on our financial condition and results of operations and the market price of our common stock. Additional credit losses or impairment charges could cause us to incur a net loss in the future and could adversely affect the price of, and market for, our common stock.
Concentration in real estate loans and the deterioration in the real estate markets we serve could require material increases in our allowance for loan losses and adversely affect our financial condition and results of operations.
The current economic downturn and sluggish recovery is significantly affecting our market areas. At September 30, 2011, 62.8% of our loans were secured with real estate as the primary collateral. Further deterioration or a slow recovery in the local economies we serve could have a material adverse effect on our business, financial condition and results of operations due to a weakening of our borrowers’ ability to repay these loans and a decline in the value of the collateral securing them. Our ability to recover on these loans by selling or disposing of the underlying real estate collateral is adversely impacted by declining real estate values, which increases the likelihood we will suffer losses on defaulted loans secured by real estate beyond the amounts provided for in the allowance for loan losses. This, in turn, could require material increases in our allowance for loan losses and adversely affect our financial condition and results of operations, perhaps materially.
Non-performing assets take significant time to resolve and adversely affect our results of operations and financial condition.
At September 30, 2011, our non-performing loans (which consist of non-accrual loans and loans that are 90 days or more past due) were 2.0% of the loan portfolio. At September 30, 2011, our non-performing assets (which also include OREO) were 1.9% of total assets. The level of non-performing loans to net loans decreased from  2.04%  at December 31, 2010, to 1.97% at September 30, 2011, but the level of non-performing assets to total assets  increased from 1.59% at December 31, 2010 to 1.91% at September 30, 2011 , and remains at elevated levels compared to historical norms. Non-performing loans and assets adversely affect us in a variety of ways. Until economic and market conditions improve, we may expect to continue to incur losses relating to elevated levels of non-performing assets. We do not record interest income on non-accrual loans, thereby adversely affecting our net interest income and increasing loan administration costs. When we receive collateral through foreclosures and similar proceedings, we are required to mark the related loan to the then fair market value of the collateral, which may ultimately result in a loss. An increase in the level of non-performing assets also increases our risk profile and may impact the capital levels our regulators believe are appropriate in light of such risks. We utilize various techniques such as loan sales, workouts and restructurings to manage our problem assets. Decreases in the value of these problem assets, the underlying collateral, or in the borrowers’ performance or financial condition could adversely affect our business, results of operations and financial condition, perhaps materially. In addition, the resolution of non-performing assets requires significant commitments of time from management and staff, which can be detrimental to the performance of their other responsibilities. We may experience increases in non-performing loans and assets in the future.
Our ability to receive dividends from our banking subsidiary accounts for most of our revenue and could affect our liquidity and ability to pay dividends.
We are a separate and distinct legal entity from our banking subsidiary, Panhandle State Bank. We receive substantially all of our revenue from dividends from our banking subsidiary. These dividends are the principal source of funds to fund holding company expenses and pay dividends on our common and preferred stock and principal and interest on our outstanding debt. The other primary sources of liquidity for the parent Company are capital or borrowings. Various federal and/or state laws and regulations limit the amount of dividends that the Bank may pay us. For example, Idaho law limits a bank’s ability to pay dividends subject to surplus reserve requirements. In addition, as noted above, we have entered into an informal agreement with our regulators prohibiting the payment of dividends from the Bank to the Company without prior approval. Also, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. Limitations on our ability to receive dividends from our subsidiary could have a material adverse effect on our liquidity and on our ability to pay dividends on common or preferred stock. Additionally, if our subsidiary’s earnings are not sufficient to make dividend payments to us while maintaining adequate capital levels, we may not be able to make dividend payments to our common and preferred stockholders or principal and interest payments on our outstanding debt.
In this regard, we have suspended payments on our trust preferred securities and Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Preferred Stock”). As of November, 2011, we will have not paid dividends on the Preferred Stock for a total of eight quarterly dividend periods, which gives the U.S. Treasury the right to appoint two directors to our board of directors until all accrued but unpaid dividends have been paid. If we do not make payments on our trust preferred securities for over 20 consecutive quarters, we could be in default under those securities.
With the suspension of payments on our trust preferred securities and preferred stock, management projects the parent Company’s cash needs to be approximately $500,000 on an annualized basis, and that available resources will be sufficient to meet the parent Company’s projected liabilities until January 2012. Management would expect to satisfy any liquidity needs through borrowings or offerings of equity securities, although there can be no assurance as to the availability or terms of such borrowings or equity capital.
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
Despite the FDIC’s actions to restore the deposit insurance fund, the fund will suffer additional losses in the future due to failures of insured institutions. There may be additional significant deposit insurance premium increases, special assessments or prepayments in order to restore the insurance fund’s reserve ratio. Any significant premium increases or special assessments could have a material adverse effect on the Company’s financial condition and results of operations.
We may be required, in the future, to recognize impairment with respect to investment securities, including the FHLB stock we hold.
Our securities portfolio contains whole loan private mortgage-backed securities and currently includes securities with unrecognized losses. The national downturn in real estate markets and elevated mortgage delinquency and foreclosure rates have increased credit losses in the portfolio of loans underlying these securities and resulted in substantial discounts in their market values. While these trends appear to have stabilized, any further deterioration in the loans underlying these securities and resulting market discounts could lead to other-than-temporary impairment in the value of these investments. We evaluate the securities portfolio for any other-than-temporary impairment each reporting period, as required by generally accepted accounting principles, and as of September 30, 2011, two securities had been determined to be other than temporarily impaired (“OTTI”), with the cumulative impairment totaling $3.3 million. Of this $3.3 million, $1.4 million has been recognized as a credit loss through the Company’s income statement since the determination of OTTI. The remaining $1.9 million has been recognized in other comprehensive income. There can be no assurance that future evaluations of the securities portfolio may require us to recognize additional impairment charges with respect to these and other holdings.
In addition, as a condition to membership in the Federal Home Loan Bank of Seattle (“FHLB”), we are required to purchase and hold a certain amount of FHLB stock. Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB. At September 30, 2011, we had stock in the FHLB of Seattle totaling $2.3 million. The FHLB stock held by us is carried at cost and is subject to recoverability testing under applicable accounting standards. The FHLB has discontinued the repurchase of its stock and discontinued the distribution of dividends. As of September 30, 2011, we did not recognize an impairment charge related to our FHLB stock holdings. However, future negative changes to the financial condition of the FHLB may require us to recognize an impairment charge with respect to FHLB stock.
Recent levels of market volatility were unprecedented and we cannot predict whether they will return.
The capital and credit markets have been experiencing volatility and disruption for over three years, at times reaching unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain companies without regard to those companies’ underlying financial strength. If similar levels of market disruption and volatility return, we may experience various adverse effects, which may be material, on our ability to access capital and on our business, financial condition and results of operations.
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
The banking and financial services businesses in our market area are highly competitive and increased competition may adversely impact the level of our loans and deposits. Ultimately, we may not be able to compete successfully against current and future competitors. These competitors include national banks, foreign banks, regional banks and other community banks. We also face competition from many other types of financial institutions, including savings and loan associations, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In particular, our competitors include both major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous locations and mount extensive promotional and advertising campaigns and credit unions, whose tax-advantaged status allow them to compete aggressively. Areas of competition include interest rates for loans and deposits, efforts to obtain loan and deposit customers, and a range in quality of products and services provided, including new technology driven products and services. If we are unable to attract and retain banking customers, we may be unable maintain or grow our loans or deposits.
We may not be able to successfully implement our internal growth strategy.
Over the long-term, we have pursued and intend to continue to pursue an internal growth strategy, the success of which will depend primarily on generating an increasing level of loans and deposits at acceptable risk levels and terms without proportionate increases in non-interest expenses. We may not be successful in implementing our internal growth strategy. Furthermore, the success of our growth strategy will depend on maintaining sufficient regulatory capital levels and on favorable economic conditions in our market areas.
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
The completion of a potential capital raise, as noted above, is likely to trigger Internal Revenue Code Section 382 limitations. Although the Company does not anticipate having recognized built-in losses at the time a capital raise is completed based on its current analysis, the factors underlying this analysis may change between now and closing and create recognized built in losses subject to limitation.
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
As noted above, the completion of a potential capital raise is likely to trigger Internal Revenue Code Section 382 limitations on the amount of tax benefit from net operating loss carryforwards that the Company can recapture annually, because of the potential level of investments by larger investors. This could impact the amount and timing of the recapture of the valuation allowance, largely depending on the level of market interest rates and the fair value of the Company’s balance sheet at the time an offering is completed.
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
In order to conserve the liquid assets of the Company, our board of directors has approved the deferral of the regular quarterly cash dividend on the Preferred Stock, beginning in December 2009. Accordingly, we will have deferred dividends on the Preferred Stock for a total of eight quarterly dividend periods in November 2011, which gives the U.S. Treasury the right to appoint two directors to our board of directors until all accrued but unpaid dividends have been paid. Otherwise, except as required by law, holders of the Preferred Stock have limited voting rights. So long as shares of Preferred Stock are outstanding, in addition to any other vote or consent of stockholders required by law or our Articles of Incorporation, the vote or consent of holders of at least 66 2/3% of the shares of Preferred Stock outstanding is required for:

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

101*
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 is formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) the Unaudited Consolidated Statements of Changes in Cash Flows, (iv) the Unaudited Consolidated Statements of Comprehensive Income (Loss),and (v) the Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text

*	Furnished herewith

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERMOUNTAIN COMMUNITY BANCORP (Registrant)

November 14, 2011	By:	/s/ Curt Hecker
Date		Curt Hecker
President and Chief Executive Officer

November 14, 2011	By:	/s/ Doug Wright
Date		Doug Wright
Executive Vice President and Chief Financial Officer