Form 10-K
period 2011-12-31
INTERMOUNTAIN COMMUNITY BANCORP
filed 2012-03-13
CIK 1284506

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2011
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑
As of June 30, 2011, the aggregate market value of the common equity held by non-affiliates of the registrant, computed by reference to the average of the bid and asked prices on such date as reported on the OTC Bulletin Board, was $8,183,000.
The number of shares outstanding of the registrant’s Common Stock, no par value per share, as of March 7, 2012 was 20,770,214.

PART I
Forward-Looking Statements
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions that are not historical facts, and other statements identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “will likely”, “should,” “projects,” “seeks,” “estimates” or words of similar meaning. These forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. In addition to the factors set forth in the sections titled “Risk Factors,” “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as applicable, in this report, the following factors, among others, could cause actual results to differ materially from the anticipated results:

•	further deterioration in economic conditions that could result in increased loan losses;

•	risks associated with concentrations in real estate-related loans;

•	declines in real estate values supporting loan collateral;

•	regulatory limits on our subsidiary bank’s ability to pay dividends to the Company;

•
applicable laws and regulations and legislative or regulatory changes, including the ultimate financial and operational burden of the recently enacted financial regulatory reform legislation and related regulations;

•	inflation and interest rate levels, and market and monetary fluctuations;

•	the risks associated with lending and potential adverse changes in credit quality;

•	changes in market interest rates and spreads, which could adversely affect our net interest income and profitability;

•	increased delinquency rates;

•	trade, monetary and fiscal policies and laws, including interest rate and income tax policies of the federal government;

•	the timely development and acceptance of new products and services of Intermountain;

•	the willingness of customers to substitute competitors’ products and services for Intermountain’s products and services;

•	technological and management changes;

•	our ability to recruit and retain key management and staff;

•	changes in estimates and assumptions used in financial accounting;

•	the Company’s critical accounting policies and the implementation of such policies;

•	growth and acquisition strategies;

•	lower-than-expected revenue or cost savings or other issues in connection with mergers and acquisitions;

•	changes in consumer spending, saving and borrowing habits;

•	the strength of the United States economy in general and the strength of the local economies in which Intermountain conducts its operations;

•	our ability to attract new deposits and loans;

•	competitive market pricing factors;

•	stability of funding sources and continued availability of borrowings;

•	the Company’s success in gaining regulatory approvals, when required;

•
the costs of effects of any legal and regulatory restrictions including the results of regulatory examinations or reviews that could restrict growth and that may adversely impact our ability to increase market share and control expenses;

•	our ability to raise capital on reasonable terms;

•	future legislative or administrative changes to the Troubled Asset Relief Program (“TARP”) Capital Purchase Program;

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
Additional Information

This document does not constitute an offer to sell or a solicitation of an offer to buy securities, nor shall there be any sale of securities in any state or jurisdiction in which such an offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state or jurisdiction.

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
Intermountain continues to work through the challenges of the current economic downturn, while positioning itself to prosper in the economy and markets of the future. Its strengths provide the foundation for future growth and profitability, lower risk exposure, and include the following:

•
A strong, loyal and low-cost deposit franchise with proven growth capabilities: 68% of Intermountain’s deposits at December 31, 2011 are in low-cost transaction accounts, resulting in a cost of funds that has consistently been below its peer group. Intermountain has maintained this low-cost deposit focus while growing since 1999 from the 8th ranked bank by deposit market share to the 3rd in the core markets it serves (Source: FDIC Deposit Market Share and Federal Financial Institutions Examination Council (“FFIEC”) Uniform Bank Performance Report (“UBPR”) data).

•
A high net interest margin (3.94% and 4.02% for the quarter and year ended December 31, 2011, respectively) relative to peers, even in a very challenging market rate environment. Its low cost of funds continues to provide the Company with some protection against asset yield compression caused by historically low interest rates and keen competition for quality loans and investments. An improving economy or rising rates would provide opportunities for additional revenue and margin growth.

•
A sophisticated, and increasingly effective, risk management system and overall much lower risk exposure: Tempered by its experiences during the current downturn, Intermountain has developed a refined credit loss forecasting system, an integrated approach to credit, liquidity, capital and other risk factors, and a well-seasoned credit administration function. Its current non-performing asset (NPA) to total asset ratio ranks below many of its northwest peers, and solvency and liquidity risk exposure is relatively low, especially given the Company's successful completion of a $47.3 million capital raise in January 2012.

•
An operational and compliance infrastructure built for future profitable growth: During the past several years, Intermountain has focused on upgrading talent, technology and operational processes to facilitate further balance sheet growth while simultaneously reducing the expenses associated with these upgrades. Operating expenses are down significantly from prior years and should continue to decrease as additional initiatives are implemented.

•
A young, but highly experienced, management team:  The executive and senior management team averages about 50 years old, but still generally exceeds 20 years in banking experience, most of which has been in the Company’s defined core and growth markets.

Management believes that the economic and financial crises of the past several years have fundamentally changed the future landscape for community banks. In a slower growth, more conservative environment, further consolidation of the industry is inevitable. Those banks and management teams with strong market positions, solid infrastructure, and staying power will be able to capitalize on the opportunities created by this changing environment. Management has defined potential opportunities in terms of prospects within the Company’s core markets of north, southwest rural, and south central Idaho, and within its growth markets of Spokane, Boise, and contiguous eastern Washington and northern Idaho counties. While the Company cannot guarantee that it will pursue, or be successful in pursuing opportunities in this new environment, it believes it is increasingly well-positioned to succeed in the changing landscape.
Lending conditions remain very challenging, with moderate borrowing demand, keen competition for quality borrowers, historically low rates, and challenging appraisal conditions. Management is responding by diversifying its current portfolio and positioning for prudent growth opportunities. It believes these prospects will include pursuing attractive commercial credits in its markets, originating commercial real estate loans to strong borrowers at lower real estate prices, originating and seasoning mortgage loans to strong borrowers at conservative loan-to-values in rural and smaller suburban areas not well-served by current secondary market appraisal standards, expanding and diversifying its agricultural portfolio, and expanding its already strong government-guaranteed loan marketing efforts. Compressed loan rates are likely to continue until either market rates increase or some market consolidation occurs. These conditions will be difficult for all financial institutions. However, management believes it is better positioned than many of its peers, given its low-cost of funds, strong market position and high levels of capital and liquidity.
We believe local deposit growth and pricing will continue to be a cornerstone of the Company’s success. As demonstrated by its past successes, the growth of low-cost core deposits has always been a focus. Management will continue this core focus, while pursuing opportunities to gain additional market share from larger banks and smaller, more stressed competitors in its defined core and growth markets. In the current constrained environment, management has taken strong steps to reduce its current deposit and borrowing rates, which will continue to produce lower interest expense in future periods. We see some additional opportunity to decrease its cost of funds and interest expense by continuing to reprice down maturing CDs, and pay off or replace higher rate wholesale funding vehicles.
Management continues to undertake significant efforts to improve its efficiency, with successful results demonstrated in its financial statements in 2011. Management believes that it can continue to lower operating expenses in 2012 while maintaining the infrastructure that has been built for future Company expansion.
Non-interest revenue growth will remain challenged by new regulatory restrictions, particularly on overdraft income. However, management continues to take steps to expand and diversify its revenue sources. These include expanding its trust and investment service opportunities to both new and existing customers, increasing debit and credit card accounts and usage, and restructuring and enhancing its deposit and cash management service fees.

In addition to the above, management believes that disruption and consolidation in the market may lead to other opportunities as well. Subject to regulatory and capital constraints, we believe that attractive acquisition opportunities within our footprint will soon appear and that Intermountain could be in a unique position to capitalize on them. Intermountain is one of the largest publicly traded bank holding companies headquartered in Idaho, with branches located throughout the state and has strong capital and liquidity positions, which may help facilitate future transactions. Even if these opportunities are not available, large disruptions create potential opportunities to attract strong new employees and customers.
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
After several challenging years, the Idaho economy showed signs of stability and improvement in 2011. Population growth in the state was the 4th fastest of any state over the period from 2000 to 2010, increasing by 21 percent during this time period. Population growth slowed in 2009 through 2011, with total 2011 growth estimated at 0.9%. Based on U.S. Census Bureau estimates, the State is projected to sustain future population growth rates in excess of the national average for the next 10 years. Idaho experienced rapid employment growth during the period of 2000 to 2008 (14% versus U.S. 8%), sustained net job losses in 2009, and then rebounded slightly in 2010 and 2011 (Source: Idaho Department of Labor). The unemployment rate at the end of 2011 was 8.4% down from 9.5% at the end of the prior year and slightly below the national average of 8.5%. The Idaho Department of Labor forecasts employment rising between 14% and 16% between now and 2018. These prospects are based on a diverse economic base, including agriculture, health care, technology, light manufacturing, retirement, tourism, education and professional services segments, a low-cost of living and doing business, favorable state government policies, and a strong quality of life. The Oregon, Washington and California governments have all recently enacted unfriendly business policies, which should increase the attractiveness of doing business in Idaho. While Idaho has faced difficult state budget issues as well, the conservative legislature has balanced the budget without increasing taxes or creating new burdensome business regulations, and experienced an increase in tax revenues in 2011.
Real estate valuations throughout the state have shown considerable variability, based on specific geographical location and type of property. In general, Idaho continued to experience higher than average foreclosure rates over the past year, which is reflected in the Home Price Index decline of 9.2% (Source: FDIC Third Quarter, 2011 State Profile). However, the rate of decline in foreclosures and other indicators appear to suggest a firming of the real estate market, particularly in Boise, southwest rural Idaho, and parts of north Idaho.
The Bank’s primary service area covers four distinct geographical regions. The north Idaho and eastern Washington region encompasses the four northernmost counties in Idaho, including Boundary County, Bonner County, Shoshone County and Kootenai County and Spokane County in eastern Washington. Bonner and Boundary Counties are heavily forested and contain numerous lakes. As such, the economies of these counties are primarily based on tourism, real estate development and natural resources, including logging, mining and agriculture. Bonner County has also experienced expansion in the areas of light industrial, commercial, retirement and retail development over the past ten years, and management believes both counties are likely to continue benefiting from Canadian spending and investment as the dollar has weakened against the Canadian currency. Shoshone County continues to experience expansion in the areas of residential and tourism development relating to the outdoor recreation industry in the area and has seen a resurgence in mining activity as mineral prices have rebounded. Kootenai County is more diverse than the other northern Idaho counties, with light industrial, high-tech, commercial, retail, medical, tourism and real estate development all contributing to the economic base. It, along with Spokane County in Washington, should also benefit from additional Canadian investment.
In general, the northern Idaho and eastern Washington economy lagged the rest of the country and state in terms of feeling the impacts of the recession. In 2010 and 2011, however, the recession caught up with the area. Unemployment rates exceeded 10% in both 2010 and 2011, but showed signs of improvement in the latter part of 2011. Diversification, strengthening mining prices, less aggressive development in earlier periods, favorable business cost structures, continuing tourism activity and Canadian investment have helped cushion the downturns experienced in the real estate development, retail and service industries. Although the unemployment rates are high in north Idaho, they have historically been high, so the relative impact is not as significant. Spokane has weathered the jobs downturn a little better, with an unemployment rate of 9.1% in December 2011, essentially unchanged since December 2010 (Washington State Employment Security Department Labor Market & Economic Analysis). Strength in health care, agri-business, private education, technology and transportation have offset losses in real estate, government and tourism-related industries. Spokane was recently selected as a site for a large Caterpillar operation and has experienced other promising manufacturing trends recently.
Data on real estate activity is limited for much of this region, but it generally appears that residential home price declines have ranged from 15% to 35% from their peak, while lot prices are down 40% to 60% based on type of home and location. Commercial real estate activity and pricing has softened, although there is not a significant overhang of commercial properties in this region. Intermountain holds 57% of its loans and 48% of its deposits in this region.
The second region served by the Bank encompasses two counties in southwestern Idaho (Payette, and Washington) and one county in southeastern Oregon (Malheur). The economies of these counties are primarily based on agriculture and related or supporting businesses. A variety of crops are grown in the area including beans, onions, corn, apples, peaches, cherries and sugar beets. Livestock, including cattle, sheep and pigs, are also raised. Agriculture has been strong over the past several years, cushioning the impact of the national downturn on these counties. Unemployment is historically high in this area, and stood at 8.7% in December 2011, but real estate values have held up much better, given the predominance of agricultural land in the region. Commercial real estate property is relatively limited and has not grown significantly. The Company holds 20% of its loans and 21% of its deposits in this region.
The third region, known as the greater Boise area, is comprised of two counties, Ada and Canyon. The cities of Boise, Nampa and Caldwell were hit hard earlier in the recession because of excessive residential and commercial real estate development, volatility in the area’s high-tech industries, and reductions in other corporate and state and local government activity. The local economy appears to have stabilized, though, as private sector hiring has picked up, government employment has stopped declining and some of the excess real estate inventory has been absorbed. Unemployment in the Boise Metropolitan Statistical area was 8.4% in December 2011, down from 9.9% in December 2010. After steep declines early in the recession, home price declines have moderated over the past year. Overall, home price reductions have ranged from 25% to 40% since the peak and bare land and subdivision development properties are down 50% to 75%. There is still excess supply of commercial real estate, particularly office and retail, which will slow improvement in this sector. 11% of the Company’s loans and 10% of its deposits are in this region.
The fourth region served by the Bank encompasses two counties in south central Idaho (Twin Falls and Gooding), also known as the Magic Valley region. The economies of these counties are primarily based on agriculture and related or supporting businesses. A variety of crops are grown in the area including beans, peas, corn, hay, sugar beets and potatoes. Fish farms, dairies and beef cattle are also contributors to the local economy. The area is also experiencing growth in light manufacturing and retail development, including the announcement of a significant new yogurt plant being constructed and expected to add 400 direct jobs to the region.
Twin Falls’ strong agricultural base, along with its status as the commercial, medical, retail, retirement and services hub for the area has cushioned it somewhat from the impacts of the recession, resulting in a December 2011 unemployment rate of 7.7%. In addition, the region maintains a conservative character with little evidence of significant overbuilding or excess inventory. The Company has little exposure to the dairy industry, which has been the one significantly weaker sector in agriculture. Residential valuation declines have been relatively moderate, in the 5% to 20% range for homes and 20% to 50% range for development land. The Company has 7% of its loans and 9% of its deposits in the Magic Valley region.
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
Intermountain has also segmented its market area into core and growth markets to facilitate future planning activities. The Company defines its core market as including the four counties of northern Idaho listed above, Canyon, Payette and Washington Counties in southwestern Idaho, Malheur County in eastern Oregon, and Gooding and Magic Valley Counties in Southwest Idaho. Deposits in this market totaled $6.0 billion, of which Intermountain held $701 million or 11.6% (Source: FDIC Survey of Banking Institutions). The Company’s growth markets consist of Spokane County in Washington, and Ada County in Idaho (where Boise is located), as well as counties contiguous to its existing markets in north Idaho and eastern Washington. Deposits in Ada and Spokane County totaled $12.7 billion at June 30, 2011 and Intermountain held $39 million or 0.3% of deposits in this market at the time. The Company believes that it has significant future opportunities in these growth markets because of an established brand presence, strong market contacts in other banking institutions, and the presence of distressed competitors.

Competition
The Company competes with a number of international banking groups, out-of-state banking companies, state-wide banking organizations, and several local community banks, as well as savings banks, savings and loans, credit unions and other non-bank competitors throughout its market area. Banks and similar financial institutions compete based on a number of factors, including price, customer service, convenience, technology, local market knowledge, operational efficiency, advertising and promotion, and reputation. In competing against other institutions, the Company focuses on delivering highly personalized customer service with an emphasis on local involvement and empowerment. It recruits, retains and motivates seasoned, knowledgeable bankers who have worked in the Company’s market areas for extended periods of time and supports them with current technology. Product offerings, pricing and location convenience are generally competitive with other community banks in its market areas. The Company seeks to differentiate itself based on the high skill levels and local knowledge of its staff, combined with sophisticated relationship management and profit systems that pinpoint marketing and service opportunities.
The Company has employed these competitive tools to grow market share over the past twelve years, since it began expanding beyond its Sandpoint, Idaho base. During this time period, the Company has grown from eighth overall in market share in its defined core markets to third, with a consolidated market share of 11.6%. Based on the June 2011 FDIC Survey of Banking Institutions, the Company is the market share leader in deposits in five of the eleven counties in which it operates. As noted previously, the Spokane and Boise market areas represent potential future growth markets for the Company, as total market deposits in these two counties exceed by a two-to-one margin the total market deposits in the Company’s core markets. The Company has a relatively small, but growing presence in Spokane County with strong local market talent. The Company does not have any branches in Ada County, which includes Boise, but has a number of key managers who came from or worked in the Boise area. The Company also sees opportunities in the Idaho and eastern Washington counties contiguous to its current service area, as they contain a number of smaller struggling competitors, and management is familiar with many of the bankers and customers in these markets.
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
The severe economic downturn and additional regulatory changes are altering Intermountain’s competitive landscape. Many non-FDIC insured competitors, including residential mortgage brokers, commercial finance operations, and commercial real estate mortgage brokers have exited the market. Significant consolidation of the banking industry is forecast over the next few years, as smaller community banks face a constrained revenue environment and increasing costs and capital requirements. These events will likely present both opportunities and challenges to Intermountain. Previous sections have highlighted various opportunities that may arise, such as additional growth through attracting strong employees and customers from disaffected institutions, and potential acquisition opportunities. Potential challenges include stronger remaining competitors, additional regulatory constraints, and continuing low interest rates.
Services Provided
Lending Activities
The Bank offers and encourages applications for a variety of secured and unsecured loans to help meet the needs of its communities. While specific credit programs may vary from time to time, based on Bank policies and market conditions, the Bank makes every effort to encourage applications for the following credit services throughout its communities.
Commercial Loans.  The Bank offers a wide range of loans and open-end credit arrangements to businesses of small and moderate size, from small sole proprietorships to larger corporate entities, with purposes ranging from working capital and inventory acquisition to equipment purchases and business expansion. The Bank also participates in the Small Business Administration (“SBA”) and United States Department of Agriculture (“USDA”) financing programs. Operating loans or lines of credit typically carry annual maturities. Straight maturity notes are also available, in which the maturities match the anticipated receipt of specifically identified repayment sources. Term loans for purposes such as equipment purchases, expansion, term working capital, and other purposes generally carry terms that match the borrower’s cash flow capacity and/or collateral life, typically with maturities of three years or longer. Risk is controlled by applying sound, consistent underwriting guidelines, concentrating on relationship loans as opposed to transaction type loans, and requiring sound alternative repayment sources, such as collateral or strong guarantor support. While underwriting guidelines vary depending on the type of loan, in general businesses are required to maintain a minimum 1.25 debt service coverage ratio (“DSC”). Loan-to-value (“LTV”) guidelines generally range from a low of 40% on illiquid equipment and inventory to a high of 75% of liquidation value on easily convertible accounts receivable, inventory or equipment. Government guaranty programs are also utilized when appropriate, and are currently being emphasized, given favorable changes made by the federal government to the programs and the difficult credit environment.
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
Loans for purchase, construction, rehabilitation or repurchase of commercial and industrial properties are also available through the Bank. The Bank makes commercial real estate loans for both owner and non-owner occupied properties, but favors owner-occupied loans. Non-owner occupied commercial real estate loans are restricted to borrowers with established track records and the ability to fund potential project cash flow shortfalls from other income sources or liquid assets. Project due diligence is conducted by the Bank, to help provide for adequate contingencies, collateral and/or government guaranties. General underwriting requirements are dependent upon the type of property being taken as collateral and the occupancy status. For desirable property types, a minimum DSC of 1.25 and maximum of 75% is required.
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
Deposit Services
The Bank offers the full range of retail deposit services typically available in most banks, including checking accounts, savings accounts, money market accounts and various types of certificates of deposit. The transaction accounts and certificates of deposit are tailored to the Bank’s primary market area at rates competitive with those offered in the area. All deposit accounts are insured by the FDIC to the maximum amount permitted by law. The Bank also offers a number of business-oriented deposit accounts, including various types of FDIC-insured checking, savings, money market and time deposit accounts, and non-FDIC insured alternatives including reverse repurchase agreements and sweep accounts. Its deposit product offerings are generally competitive with both large and small direct competitors and provide opportunities for fee income generation through direct service charges, transaction fee income, and fees associated with related services (see “Other Services” below).
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
Other Services
Other consumer-oriented services include automated teller machines (“ATMs”), debit cards, safe deposit boxes, internet and phone banking services, savings bonds, and VISA/MasterCard credit cards. The Bank is a member of the Star, Plus, Exchange, Interlink and Accell ATM networks. New consumer products and services introduced over the past several years include electronic statements, mobile-phone banking access, identity theft protection, and Certificate of Deposit Account Registry Service (“CDARS”) certificates of deposit and money market accounts.
The Company also offers numerous business services that improve its customers’ operations. Its online business product offerings allow companies to manage their financial operations efficiently from any location, including originating ACH entries for payroll, outgoing tax and other payments, and incoming collections. The system also allows transfers of funds to and from various accounts and operating credit lines. Credit card acceptance, remote deposit capture, night deposit and concentration account services make it more convenient for businesses to receive and deposit funds quickly, and the Company’s Check Collect service assists them in collecting on returned checks. Intermountain’s positive pay and credit card monitoring services help reduce fraud, and its employee benefits program enhances business customers’ existing benefits programs by providing valuable banking services to their employees at a reduced cost. These services are generally competitive with those offered by larger institutions. They provide additional fee income to Intermountain, and management is currently evaluating and adjusting pricing on these services to enhance future revenue.

Loan Portfolio
The loan portfolio is the largest component of earning assets, and is comprised of net loans receivable and loans held for sale. In 2011, net loans receivable, which includes loans the Company generally intends to keep until repayment or maturity, decreased by 10.8% or $61.0 million. Reflecting the challenging lending environment, most types of loans were either flat or down from the prior year, with the largest drop in land and land development loans, down $22.5 million. Loans held for sale, primarily residential real estate loans originated for sale in the secondary market, increased by $2.1 million over the prior year, reflecting stronger refinance activity at year end.
In 2011, the Company continued to aggressively resolve problem loans through workouts with borrowers, refinances from other sources, and/or collateral liquidation, resulting in additional improvements in the quality of its credit portfolio. Negative external credit factors have also moderated, allowing the Company to begin shifting its focus to the origination of new loans. In general, the Company's underwriting standards remain more restrictive than prior to the recession and are more similar to standards existing prior to 2000.
Overall demand for commercial and commercial real estate loans has improved moderately but remains weak, and high quality borrowers are being targeted by all competitors. The decrease in agricultural loans reflected reduced borrowing needs as farmers maintained large cash positions resulting from strong performance in 2010 and 2011. In this difficult economic climate, the Bank continues to pursue quality conventional loans using conservative underwriting and control practices, and is actively marketing SBA, USDA and other financing assistance programs to borrowers who are financially weaker. Residential and multi-family activity picked up in 2011, with particularly strong refinancing activity in the fourth quarter. Higher levels of activity in these sectors are projected to continue in 2012. Bank lending staff continues to utilize relationship pricing models and other techniques to manage interest rate risk and increase customer profitability.
The Company’s average loan yield decreased from 6.01% in 2010 to 5.94% in 2011 as Federal Reserve actions, ongoing economic concerns and strong competition for quality borrowers compressed yields. These trends are projected to continue at least through 2012 and likely into 2013 and even 2014, constraining revenue growth for financial institutions.
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
Construction and Development Loans
Management has focused over the past several years on shifting the mix of the loan portfolio away from too high a concentration in residential construction, acquisition and development loans to a more balanced mix of commercial, agriculture, commercial real estate, and residential real estate loans. It has done this through a combination of more conservative underwriting practices on construction and land development lending, limited marketing, and aggressive resolution and disposal of loans in these categories. As a result, combined loan balances in the commercial construction, land and land development, and residential construction categories have declined by $34.6 million from December 31, 2010 to December 31, 2011 and by $68.7 million from December 31, 2009 to December 31, 2010.
After the aggressive reduction efforts of the last two years, the land development and construction loan components pose much lower concentration risk for the total loan portfolio. Management plans to continue resolving remaining problem loans in this sector and applying prudent underwriting standards that appropriately reflect ongoing excess inventory to new loan requests.
Commercial Loans
Although the impacts of the economic downturn are still being felt in the Bank's commercial, and particularly SBA portfolio, management does not consider this portfolio to present a particular “concentration risk” at this time. Management believes there is adequate diversification by type, industry, and geography to mitigate excessive risk. The commercial portfolio includes a mix of term loan facilities and operating loans and lines made to a variety of different business types in the markets it serves. The Company utilizes SBA, USDA and other government-assisted or guaranteed financing programs whenever advantageous to further mitigate risk in this area. With the exception of the agricultural portfolio, there is no other significant concentration of industry types in its loan portfolio, and no dominant employer or industry across all the markets it serves. Underwriting focuses on the evaluation of potential future cash flows to cover debt requirements, sufficient collateral margins to buffer against devaluations, credit history of the business and its principals, and additional support from willing and capable guarantors.
Agricultural Loans
The agricultural portfolio represents a larger percentage of the loans in the Bank’s southern Idaho region. At December 31, 2011, agricultural loans and agricultural real estate loans totaled $81.3 million or 15.8% of the total loan portfolio. The agricultural portfolio consists of loans secured by livestock, crops and real estate. To mitigate credit risk, specific underwriting is applied to retain only borrowers that have proven track records in the agricultural industry. Many of Intermountain’s agricultural borrowers are third or fourth generation farmers and ranchers with limited real estate debt, which reduces overall debt coverage requirements and provides extra flexibility and collateral for equipment and operating borrowing needs. In addition, the Bank has hired senior lenders with significant experience in agricultural lending to administer these loans. Further mitigation is provided through frequent collateral inspections, adherence to farm operating budgets, and annual or more frequent review of financial performance. The Company has minimal exposure to the dairy industry, the one significant agricultural segment that has been under more pressure for the past few years.
Commercial Real Estate Loans
Difficult economic conditions and oversupply continue to create risk in the commercial real estate portfolio. However, in comparison to peers, the Company has less overall exposure to commercial real estate and a stronger mix of owner-occupied (where the borrower occupies and operates in at least part of the building) versus non-owner occupied loans. The loans represented in this category are spread across the Company’s footprint, and there are no significant concentrations by industry type or borrower. The most significant property types represented in the portfolio are office 17.2%, industrial 13.9%, retail 9.8%, and health care 8.3%. The other 37.4% is a mix of property types with smaller concentrations, including religious facilities, auto-related properties, restaurants, convenience stores, storage units, motels and commercial investment land.
While 68% of the Company’s commercial real estate portfolio is in its Northern Idaho/Eastern Washington region, this region is a large and diverse region with differing local economies and real estate markets. Given this diversity, and the diversity of property types and industries represented, management does not believe that this concentration represents a significant concentration risk.

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
Geographic Distribution
In terms of geographic distribution, 57% of the Company’s loans are in north Idaho and eastern Washington and 38% are in southern Idaho and eastern Oregon. The markets are relatively large geographically and represent a mix of agricultural, forested and metropolitan landscapes. While the Company has suffered and would suffer again from a broad national or regional recession, the relative diversity of its geography provides more protection than many of its community bank peers.
Classification of Loans
The Bank is required under applicable law and regulations to review its loans on a regular basis and to classify them as “satisfactory,” “special mention,” “substandard,” “doubtful” or “loss.” A loan which possesses no apparent weakness or deficiency is designated “satisfactory.” A loan which possesses weaknesses or deficiencies deserving close attention is designated as “special mention.” A loan is generally classified as “substandard” if it possesses a well-defined weakness and the Bank will likely sustain some loss if the weaknesses or deficiencies are not corrected. A loan is classified as “doubtful” if a probable loss of principal and/or interest exists but the amount of the loss, if any, is subject to the outcome of future events which are undeterminable at the time of classification. It is a transitional category, and once the amount of the loss is determined, this amount is charged off and the remaining balance of the loan would most likely be classified as “substandard.” The typical duration of a loan in the “doubtful” category would be one to two months. If a loan is classified as “loss,” the Bank either establishes a specific valuation allowance equal to the amount classified as loss or charges off such amount.
As of December 31, 2011, the risk grades range from cash equivalent secured loans (Risk Grade “1”) to “loss” (Risk Grade “8”). Risk Grades “3”, “5”, “6”, “7” and “8” closely reflect the FDIC’s definitions for “satisfactory,” “special mention,” “substandard”, “doubtful” and “loss”, respectively. Risk Grade “4” is an internally designated “watch” category. At December 31, 2011, the Company had $1.4 million in the special mention, $53.2 million in the substandard and $0 in the doubtful and loss loan categories. At December 31, 2010, the Company had $14.0 million in the special mention, $54.1 million in the substandard, an immaterial amount in the doubtful and $0 in the loss loan categories.

Overall, classified loans (loans with risk grades 6, 7, or 8) decreased from $54.1 million at the end of 2010 to $53.2 million at the end of 2011. The moderate decrease reflected ongoing economic challenges but masked a significant reduction in loss exposure, as commercial and commercial real estate loans with stronger collateral and/or guarantee positions replaced land and land development exposures.
Non-accrual loans are those loans that have become delinquent for more than 90 days (unless well-secured and in the process of collection). Placement of loans on non-accrual status does not necessarily mean that the outstanding loan principal will not be collected, but rather that timely collection of principal and interest is in question. Total non-accrual loans decreased from $11.5 million at December 31, 2010 to $9.2 million at the end of 2011. When a loan is placed on non-accrual status, interest accrued but not received is reversed. The amount of interest income which was reversed from income in fiscal years 2011, 2010, 2009, 2008, and 2007 on non-accrual and other problem loans was approximately $405,000, $794,000, $1.9 million, $465,000, and $161,000, respectively. A non-accrual loan may be restored to accrual status if it is brought current and has performed in accordance with contractual terms for a reasonable period of time, and the collectability of the total contractual principal and interest is no longer in doubt. Other problem loans are loans that were not put in the non-accrual status but were charged off or transferred to OREO during the year.
Troubled debt restructure loans ("TDRs") are those loans that have been modified in response to distressed borrower conditions. TDRs totaled $6.6 million at year end 2011 versus $4.8 million at the end of the prior year, primarily reflecting industry changes in the way TDRs are defined.
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
(Dollars in thousands)

	December 31, 2011
	Percent of Loans to Total Loans	Gross Loans	Allowance	Non-Accrual Loans
Commercial loans	21.45%	$110,395	$2,817	$3,686
Commercial real estate loans	32.56%	167,586	4,880	2,303
Commercial construction loans	1.23%	6,335	500	46
Land and land development loans	7.48%	38,499	2,273	2,652
Agriculture loans	15.80%	81,316	172	187
Multifamily loans	5.06%	26,038	91	—
Residential real estate loans	11.44%	58,861	1,566	401
Residential construction loans	0.53%	2,742	59	—
Consumer loans	2.30%	11,847	295	17
Municipal loans	2.15%	11,063	37	—
Totals	100.00%	$514,682	$12,690	$9,292

	December 31, 2010
	Percent of Loans to Total Loans	Gross Loans	Allowance	Non-Accrual Loans
Commercial loans	21.31%	$122,656	$2,925	$3,859
Commercial real estate loans	30.50%	175,559	3,655	3,566
Commercial construction loans	3.12%	17,951	540	71
Land and land development loans	10.59%	60,962	2,408	1,910
Agriculture loans	15.18%	87,364	779	582
Multifamily loans	4.59%	26,417	83	—
Residential real estate loans	10.57%	60,872	1,252	964
Residential construction loans	0.56%	3,219	65	110
Consumer loans	2.45%	14,095	613	389
Municipal loans	1.13%	6,528	135	—
Totals	100.00%	$575,623	$12,455	$11,451

	December 31, 2009
	Percent of Loans to Total Loans	Gross Loans	Allowance	Non-Accrual Loans
Commercial loans	19.57%	$131,562	$4,785	$2,653
Commercial real estate loans	25.69%	172,726	3,827	3,209
Commercial construction loans	6.78%	45,581	1,671	3,135
Land and land development loans	13.18%	88,604	2,707	5,724
Agriculture loans	16.40%	110,256	1,390	447
Multifamily loans	2.69%	18,067	26	135
Residential real estate loans	9.75%	65,544	1,412	2,872
Residential construction loans	2.47%	16,626	170	205
Consumer loans	2.72%	18,287	539	88
Municipal loans	0.75%	5,061	81	—
Totals	100.00%	$672,314	$16,608	$18,468

	December 31, 2008
	Percent of Loans to Total Loans	Gross Loans	Allowance	Non-Accrual Loans
Commercial loans	82.81%	$636,982	$14,277	$22,783
Residential loans	13.51%	103,937	1,653	3,491
Consumer loans	3.02%	23,245	452	91
Municipal loans	0.66%	5,109	51	—
Totals	100.00%	$769,273	$16,433	$26,365

	December 31, 2007
	Percent of Loans to Total Loans	Gross Loans	Allowance	Non-Accrual Loans
Commercial loans	81.07%	$623,439	$9,965	$4,732
Residential loans	14.83%	114,010	1,196	837
Consumer loans	3.42%	26,285	571	—
Municipal loans	0.68%	5,222	29	—
Totals	100.00%	$768,956	$11,761	$5,569

In the table above, commercial loans for the periods 2007 and 2008 include commercial real estate loans, as well as residential land, subdivision acquisition and development, and builder loans, where the borrower is not a consumer.

During 2007, the Company changed its method of calculating its loan loss allowance in line with bank regulatory guidance issued earlier that year. It continued to refine this methodology in the subsequent years with improved modeling and collateral valuation analysis. The loan portfolio is segregated into loans for which a specific reserve is calculated by management, and loans for which a reserve is calculated using an allowance model. For loans with a specific reserve, management evaluates each loan and derives the reserve based on such factors as expected collectability, collateral value and guarantor support. For loans with reserves calculated by the model, the model mathematically derives a base reserve allocation for each loan using probability of default and loss given default rates based on both historical company and regional industry experience. This base reserve allocation is then modified by management considering factors such as the current economic environment, portfolio delinquency trends, collateral valuation trends, quality of underwriting and quality of collection activities. The reserves derived from the model are reviewed and modified by management, then added to the reserve for specifically identified loans to produce the total reserve. Management believes that this methodology provides a reasonable, reliable and verifiable reserve calculation and is in compliance with regulatory and accounting guidance. The Bank’s total allowance for loan losses was 2.47% of total loans at December, 31, 2011 and 2.16% of total loans at December 31, 2010. The increase in the ratio reflects a relatively stable reserve applied against a smaller total loan base. At $7.3 million, the loan loss provision slightly exceeded net chargeoffs of $7.1 million in 2011, a change from 2010 when chargeoffs outpaced the loan loss provision.
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
Loan Maturity and Repricing Information
The following table details loan maturity and repricing information for fixed and variable rate loans.
Maturity and Repricing for the Bank’s
Loan Portfolio at December 31, 2011

Loan Repricing	Fixed Rate	Variable Rate	Total Loans
	(Dollars in thousands)
0-90 days	$34,254	$181,561	$215,815
91-365 days	48,643	22,636	71,279
1 year-5 years	104,893	76,439	181,332
5 years or more	44,476	1,780	46,256
Total	$232,266	$282,416	$514,682

The Company has traditionally maintained a high level of variable rate loans as part of its overall balance sheet management approach. The significant unanticipated decrease in market rates experienced during the economic downturn and financial turmoil of the past several years impacted these loans negatively and created additional pressure on the Company’s asset yields and net interest margin. The imposition of floors had offset some of this negative impact, although these are now under pressure as well, given strong competition for quality borrowers. The Company is well-positioned for an eventual rise in rates and would likely see an improvement in margin.
Investments
The investment portfolio is the second largest earning asset category and is comprised mostly of securities categorized as available-for-sale. These securities are carried at fair value. Unrealized gains and losses that are considered temporary are recorded as a component of accumulated other comprehensive income or loss.
The carrying value of the available-for-sale securities portfolio increased 19.6% to $219.0 million at December 31, 2011 from $183.1 million at December 31, 2010. The carrying value of the held-to-maturity securities portfolio decreased 27.3% to $16.1 million at December 31, 2011 from $22.2 million at December 31, 2010. During 2011, the Company deployed funds from reductions in the Company’s loan portfolio into the investment portfolio. Given highly uncertain market conditions for fixed income securities in 2011, the Company focused on maintaining high credit quality and moderate duration. Opportunities to prudently pick up yield were limited in 2011, and the Company used a modified barbell strategy in which it balanced purchases of longer-term municipal and agency securities with shorter term and floating rate investments. The average duration of the available for sale and the held-to-maturity portfolios was approximately 3.1 years and 5.6 years, respectively on December 31, 2011, compared to 2.9 years and 8.2 years, respectively on December 31, 2010. The average duration differs from the investment’s contractual maturity as average duration takes into account estimated prepayments. Reinvestment rates are substantially lower than a year ago and likely to remain lower at least through 2012, which will place pressure on the Company's investment yield.
As noted above, available-for-sale securities are required by generally accepted accounting principles to be accounted for at fair value (See Note 19 “Fair Value of Financial Instruments” in the Company’s Consolidated Financial Statements for more information).
Market data and pricing on similar assets were used to value securities totaling $204.3 million classified as available for sale as of December 31, 2011. For these securities, the Company obtained fair value measurements from an independent pricing service and internally validated these measurements. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus, prepayment speeds, credit information and the bond’s terms and conditions, among other things.
The available for sale portfolio also includes $14.8 million in super senior or senior tranche collateralized mortgage obligations not backed by a government or other agency guarantee. These securities are collateralized by fixed rate prime or Alt A mortgages, are structured to provide credit support to the senior tranches, and are carefully analyzed and monitored by management. Because of disruptions in the current market for non-government agency guaranteed mortgage-backed securities and CMOs, a less active market existed for these securities at December 31, 2011. This is evidenced by a wider bid-ask spread for these types of securities and the smaller volume of actual trades made. As a result, less reliance can be placed on easily observable market data, such as pricing on transactions involving similar types of securities, in determining their current fair value. As such, significant adjustments were required to determine the fair value at the December 31, 2011 measurement date.
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

The following table displays investment securities balances and repricing information for the total portfolio:

Investment Portfolio Detail

Carrying Value as of December 31,	2011 Amount	Percent Change Previous Year	2010 Amount	Percent Change Previous Year	2009 Amount
	(Dollars in thousands)
U.S. treasury securities and obligations of government agencies	$—	(100.00)%	$3,894	7,535.29%	$51
Mortgage-backed securities & collateralized mortgage obligations (“CMOs”)	181,903	4.57	173,957	(4.28)	181,733
State and municipal bonds	53,279	94.12	27,447	80.85	15,177
Total	$235,182	14.56%	$205,298	4.23%	$196,961
Available-for-Sale	219,039	19.64%	183,081	0.71%	181,784
Held-to-Maturity	16,143	(27.34)	22,217	46.39	15,177
Total	$235,182	14.56%	$205,298	4.23%	$196,961

Investments held as of December 31, 2011
Mature as follows:

	One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
U.S. treasury securities and obligations of government agencies	$21	—%	$—	—%	$—	—%	$—	—%	$21	—%
Mortgage-backed securities & CMOs	—	—	12,822	3.91	27,948	3.12	141,113	3.39	181,883	3.39
State and municipal bonds (tax — equivalent)	130	5.25	1,341	6.43	10,926	4.70	40,882	4.89	53,279	4.89
Total	$151	4.51%	$14,163	4.15%	$38,874	3.56%	$181,995	3.73%	$235,183	3.73%

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
Intermountain’s investment portfolios are managed to provide and maintain liquidity; to maintain a balance of high quality, diversified investments to minimize risk; to offset other asset portfolio elements in managing interest rate risk; to provide collateral for pledging; and to maximize risk-adjusted returns. At December 31, 2011, the Company does not intend to sell any of its available-for-sale securities that have a loss position and it is not likely that it will be required to sell the available-for-sale securities before the anticipated recovery of their remaining amortized cost. However, unforeseen changes in credit risk or other types of portfolio risk could cause management to change its position and sell individual securities on a case-by-case basis.
See Note 19 “Fair Value of Financial Instruments” in the Company’s Consolidated Financial Statements for more information on the calculation of fair or carrying value for the investment securities.
Fed Funds Sold & Cash Equivalents
The Bank held $81.4 million in excess funds at the Federal Reserve at December 31, 2011, as compared to $131.8 million in interest-bearing cash equivalents at December 31, 2010. At December 31, 2011, excess funds were held at the Federal Reserve as opposed to Fed Funds Sold at a correspondent bank as there was a higher yield on the excess funds at the Federal Reserve. During 2011, the Company maintained an average balance of Fed Funds Sold and interest-bearing unrestricted cash equivalents (referred to in subsequent references as “Fed Funds Sold” for ease of reference and because the instruments are not materially different) of $95.4 million as a strategy to preserve and enhance liquidity during a period of continuing market turmoil. This compares to an average balance of Fed Funds Sold in 2010 of $101.1 million. The higher level of Fed Funds Sold maintained during these two years resulted in a decrease in interest income and net interest income as the Fed Funds Sold yield during both years was at historically low levels of between 0.00% and 0.25%.
Deposits

	December 31, 2011		December 31, 2010
Deposit Composition & Trends	Amount	%	Amount	%
	(Dollars in thousands)
Non-interest bearing demand accounts	$190,074	26.1%	$168,519	21.6%
NOW and money market 0.0% to 4.65%	308,713	42.3	327,891	42.1
Savings and IRA 0.0% to 5.50%	73,493	10.1	75,387	9.7
Certificate of deposit accounts (CDs)	59,199	8.1	79,533	10.2
Jumbo CDs	56,177	7.7	77,685	10.0
Brokered CDs	37,000	5.1	40,899	5.3
CDARS CDs to local customers	4,717	0.6	8,919	1.1
Total deposits	$729,373	100.0%	$778,833	100.0%
Weighted average interest rate on certificates of deposit		1.23%		1.66%
Core Deposits as a percentage of total deposits (1)		86.2%		83.2%
Deposits generated from the Company’s market area as a % of total deposits		94.9%		94.8%
_______________________________________

(1)	Core deposits consist of non-interest bearing checking, interest-bearing checking, money market, and savings accounts, and retail certificate of deposit accounts of less than $100,000.
Deposits totaled $729.4 million, representing 83.6% of the Bank’s liabilities at December 31, 2011. Total deposits decreased 6.4% in 2011, largely as a result of reductions in higher-priced retail CDs, as the Bank repriced maturing CDs down and customers converted some of the balances to non-FDIC insured investments through the Company's Trust and Investment Services division. Reductions in NOW and money market balances primarily reflect the reduction of one large collateralized account in which funds were placed by the customer pending distribution in a settlement. Given the high level of liquid assets, the Company moved aggressively to price down its deposit portfolio and allowed brokered, collateralized and single-service deposit accounts to run off or convert. Non-interest bearing demand deposits increased, reflecting growth in business and agriculture deposits and now comprise 26.1% of the deposit portfolio. Total transaction account deposits (demand, NOW and money market) comprise 68.4% of total deposits, a percentage that significantly exceeds peer group averages. The Company continues to emphasize growth in low-cost transaction account balances to minimize its cost of funding, enhance fee income and other cross-selling opportunities, and match its asset composition.
The Company’s strong local, core funding base, high percentage of checking, money market and savings balances and careful management of its brokered CD funding provide lower-cost, more reliable funding to the Company than most of its peers and add to the liquidity strength of the Bank. Maintaining the local funding base at a reasonable cost remains a critical priority for the Company’s management and production staff. The Company uses a combination of proactive branch staff efforts and community leadership to target and grow low-cost deposit balances. It emphasizes personalized service, local community involvement and targeted campaigns to generate deposits, rather than media campaigns or advertised rate specials.

The Company seeks long-term balance between loans and deposits in each of its regions, and has generally succeeded in achieving this balance, although when it enters new markets, it may emphasize one or the other depending on the specific market.
Business checking, NOW, money market and savings balances comprise about 42% of total non-maturity deposits, and consumer accounts about 58%. The Company emphasizes balanced growth of both business and consumer deposits in its markets to diversify its funding sources. Consumer deposit growth is largely driven by branch marketing efforts in the communities served. Intermountain also employs specialized staff who target the acquisition of business deposit accounts and other fee-related services. With the exception of the secured savings program noted below, the Company is not reliant on any one depositor or small group of depositors, with the largest single depositor making up less than 1% of overall company deposits.
The Company currently holds $14.6 million in deposits used to secure credit cards marketed and maintained by another bank under a contractual arrangement. The contractual arrangement terminated in November, 2009 and was replaced by a transitional contract allowing the provider sufficient time to move these deposits into its own organization. This movement is not anticipated to occur until late 2012, and Intermountain is pursuing opportunities to expand its management of secured savings accounts with other potential card providers.
The following table details re-pricing information for the Bank’s time deposits with minimum balance of $100,000 at December 31, 2011 (in thousands):

Maturities/Repricing
Less than three months	$15,904
Three to six months	6,723
Six to twelve months	25,073
Over twelve months	54,745
$102,445

In terms of overall deposits, the Company is the market share leader in 5 of the 11 markets in which it operates and has maintained this leadership through several challenging years.
By repricing its portfolio, the Company succeeded in lowering the 2011 interest cost on its deposits by 0.37%. This resulted in overall liability interest costs to the Bank being 0.34% below the average of its peer group as of December 31, 2011 (Source: FFIEC Uniform Bank Performance Report ("UBPR") for December 31, 2011). Given the current compressed market rate environment, management believes that this improvement and its overall competitive standing positions the Company comparatively well for future periods.
Borrowings
As part of the Company’s funds management and liquidity plan, the Bank has arranged to have short-term and long-term borrowing facilities available. The short-term and overnight facilities are federal funds purchasing lines as reciprocal arrangements to the federal funds selling agreements in place with various correspondent banks. At December 31, 2011, the Bank had overnight unsecured credit lines of $35.0 million available. For additional long and short-term funding needs, the Bank has credit available from the Federal Home Loan Bank of Seattle (“FHLB”), limited to a percentage of its total regulatory assets and subject to collateralization requirements and a blanket pledge agreement. It also has a “Borrower in Custody” line set up with the Federal Reserve Bank, subject to collateralization requirements.
At December 31, 2011 the Bank had a $25.0 million FHLB advance at 2.06% that matures in October 2012, and a $4.0 million FHLB advance at 3.11% that matures in September 2014. These notes totaled $29.0 million, and the Bank had the ability to borrow an additional $69.3 million from the FHLB.
The Bank has the ability to borrow up to $23.0 million on a short term basis from the Federal Reserve Bank under the Borrower in Custody program, utilizing commercial loans as collateral. At December 31, 2011, the Bank had no borrowings outstanding under this line.
Securities sold under agreements to repurchase, which are classified as other secured borrowings, generally are short-term agreements. These agreements are treated as financing transactions and the obligations to repurchase securities sold are reflected as a liability in the consolidated financial statements. The dollar amount of securities underlying the agreements remains in the applicable asset account. All of the Company's current repurchase agreements are with municipal customers in its local markets and mature on a daily basis. The Company also had an institutional repurchase agreement in the amount of $30.0 million which matured and was paid off in July 2011. These agreements had a weighted average interest rate of 0.33%, 0.27%, and 0.36% at December 31, 2011, 2010 and 2009, respectively. The average balances of securities sold subject to repurchase agreements were $81.4 million, $87.2 million, and $82.6 million during the years ended December 31, 2011, 2010 and 2009, respectively. The maximum amount outstanding at any month end during these same periods was $111.8 million, $105.1 million, and $100.3 million, respectively. The decrease in the repurchase amounts during 2011 reflected the pay off of the institutional agreement, partially offset by higher municipal repurchase balances. The structured institutional agreement carried an effective interest cost of 0.00% throughout 2010 and until its payoff in 2011. At December 31, 2011, 2010, and 2009, the Company pledged as collateral certain investment securities with aggregate amortized costs of $106.0 million, $126.2 million, and $125.4 million, respectively. These investment securities had market values of $108.9 million, $128.7 million, and $125.7 million at December 31, 2011, 2010 and 2009, respectively.
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

In March 2004, the Company issued $8.0 million of additional Trust Preferred securities through a second subsidiary, Intermountain Statutory Trust II. This debt was callable by the Company starting in April 2009, bears interest on a variable basis tied to the 90-day LIBOR index plus 2.8%, and matures in April 2034. In July of 2008, the Company entered into a cash flow swap transaction with Pacific Coast Bankers Bank, by which the Company effectively pays a fixed rate on these securities of 7.38% through July 2013 (see Note 18 in the Company’s Consolidated Financial Statements for more information on this swap). Funds received from this borrowing were used to support planned expansion activities during 2004, including the Snake River Bancorp acquisition.
During the third quarter of 2009, the Board of Directors of the Company approved the deferral of regularly scheduled interest payments on its outstanding Junior Subordinated Debentures related to its Trust Preferred Securities (“TRUPS Debentures”), beginning in December 2009. The Company is permitted to defer payments of interest on the TRUPS Debentures for up to 20 consecutive quarterly periods without default. During the deferral period, the Company may not pay any dividends or distributions on, or redeem, purchase or acquire, or make a liquidation payment with respect to the Company’s capital stock, or make any payment of principal or interest on, or repay, repurchase or redeem any debt securities of the Company that rank equally or junior to the TRUPS Debentures. Deferred payments compound for the TRUPS Debentures. Although these expenses will continue to be accrued on the consolidated income statements for the Company, deferring these interest payments will preserve approximately $140,000 per quarter in cash for the Company. Notwithstanding the current deferral of interest payments, the Company fully intends to meet all of its obligations to the holders of the TRUPS Debentures as quickly as it is prudent to do so. At December 31, 2011, the total deferred interest payments totaled $1.3 million.
Employees
The Company employed 280 full-time equivalent employees at December 31, 2011, down from 349 at the end of 2010 and 406 at the end of 2009. None of the employees are represented by a collective bargaining unit and the Company believes it has good relations with its employees. The Company reduced full-time equivalent employees during both 2011 and 2010 as part of an operating expense reduction strategy.
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
To the extent that this section describes statutory and regulatory provisions, it is qualified by reference to those provisions. These statutes and regulations, as well as related policies, are subject to change by Congress, state legislatures and federal and state regulators. Changes in statutes, regulations or regulatory policies applicable to us, including the interpretation or implementation thereof, could have a material effect on our business or operations. In light of the recent financial crisis, numerous changes to the statutes, regulations or regulatory policies applicable to us have been made or proposed. The full extent to which these changes will impact our business is not yet known. However, our continued efforts to monitor and comply with new regulatory requirements add to the complexity and cost of our business.

Federal Bank Holding Company Regulation

General. The Company is a bank holding company as defined in the Bank Holding Company Act of 1956, as amended (“BHCA”), and is therefore subject to regulation, supervision and examination by the Federal Reserve. In general, the BHCA limits the business of bank holding companies to owning or controlling banks and engaging in other activities closely related to banking. The Company must file reports with and provide the Federal Reserve such additional information as it may require. Under the Financial Services Modernization Act of 1999, a bank holding company may apply to the Federal Reserve to become a financial holding company, and thereby engage (directly or through a subsidiary) in certain expanded activities deemed financial in nature, such as securities and insurance underwriting.

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

Transactions with Affiliates. Subsidiary banks of a bank holding company are subject to restrictions imposed by the Federal Reserve Act on extensions of credit to the holding company or its subsidiaries, on investments in their securities and on the use of their securities as collateral for loans to any borrower. These regulations and restrictions may limit the Company's ability to obtain funds from the Bank for its cash needs, including funds for payment of dividends, interest and operational expenses.

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

Support of Subsidiary Banks. Under Federal Reserve policy and the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), the Company is expected to act as a source of financial and managerial strength to the Bank. This means that the Company is required to commit, as necessary, resources to support the Bank. Any capital loans a bank holding company makes to its subsidiary banks are subordinate to deposits and to certain other indebtedness of those subsidiary banks.

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

Federal and State Regulation of the Bank

General.  The Bank is an Idaho commercial bank operating in Idaho, with one branch in Oregon and two in Washington. Its deposits are insured by the FDIC. As a result, the Bank is subject to primary supervision and regulation by the Idaho Department of Finance and the FDIC. With respect to the Oregon and Washington branches, the Bank is also subject to supervision and regulation by, respectively, the Oregon Department of Consumer and Business Services and the Washington Department of Financial Institutions, as well as the FDIC. These agencies have the authority to prohibit banks from engaging in what they believe constitute unsafe or unsound banking practices.

Consumer Protection. The Bank is subject to a variety of federal and state consumer protection laws and regulations that govern its relationship with consumers including laws and regulations that impose certain disclosure requirements and regulate the manner in which the Bank takes deposits, makes and collects loans, and provides other services. Failure to comply with these laws and regulations may subject the Bank to various penalties, including but not limited to, enforcement actions, injunctions, fines, civil liability, criminal penalties, punitive damages, and the loss of certain contractual rights.

Community Reinvestment. The Community Reinvestment Act of 1977 requires that, in connection with examinations of financial institutions within their jurisdiction, the Federal Reserve or the FDIC evaluate the record of the financial institution in meeting the credit needs of its local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of the institution. A bank's community reinvestment record is also considered by the applicable banking agencies in evaluating mergers, acquisitions and applications to open a branch or facility.

Insider Credit Transactions. Banks are also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders or any related interests of such persons. Extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, and follow credit underwriting procedures that are at least as stringent as those prevailing at the time for comparable transactions with persons not related to the lending bank; and (ii) must not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to insiders. A violation of these restrictions may result in the assessment of substantial civil monetary penalties, regulatory enforcement actions, and other regulatory sanctions.

Regulation of Management. Federal law (i) sets forth circumstances under which officers or directors of a bank may be removed by the institution's federal supervisory agency; (ii) places restraints on lending by a bank to its executive officers, directors, principal shareholders, and their related interests; and (iii) generally prohibits management personnel of a bank from serving as directors or in other management positions of another financial institution whose assets exceed a specified amount or which has an office within a specified geographic area.

Safety and Soundness Standards. Certain non-capital safety and soundness standards are also imposed upon banks. These standards cover internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation. An institution that fails to meet these standards may be subject to regulatory sanctions.

Interstate Banking and Branching

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Interstate Act”) together with the Dodd-Frank Act relaxed prior interstate branching restrictions under federal law by permitting, subject to regulatory approval, state and federally chartered commercial banks to establish branches in states where the laws permit banks chartered in such states to establish branches. The Interstate Act requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area. Federal banking regulations prohibit banks from using their interstate branches primarily for deposit production and the federal bank regulatory agencies have implemented a loan-to-deposit ratio screen to ensure compliance with this prohibition.

Dividends

The principal source of the Company's cash is from dividends received from the Bank, which are subject to government regulation and limitations. Regulatory authorities may prohibit banks and bank holding companies from paying dividends in a manner that would constitute an unsafe or unsound banking practice or would reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. Idaho law also limits a bank's ability to pay dividends subject to surplus reserve requirements. Additionally, current guidance from the Federal Reserve provides, among other things, that dividends per share on the Company's common stock generally should not exceed earnings per share, measured over the previous four fiscal quarters. The Company entered into an informal agreement with the Federal Reserve and the Idaho Department of Finance, which requires the Company to obtain advance approval from the Federal Reserve and the Idaho Department of Finance prior to paying any dividends. Payment of cash dividends by the Company will depend on sufficient earnings to support them and approval of appropriate bank regulatory authorities.

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

Tier I and Tier II Capital. Under the guidelines, an institution's capital is divided into two broad categories, Tier I capital and Tier II capital. Tier I capital generally consists of common stockholders' equity (including surplus and undivided profits), qualifying non-cumulative perpetual preferred stock, and qualified minority interests in the equity accounts of consolidated subsidiaries. Tier II capital generally consists of the allowance for loan losses, hybrid capital instruments, and qualifying subordinated debt. The sum of Tier I capital and Tier II capital represents an institution's total regulatory capital. The guidelines require that at least 50% of an institution's total capital consist of Tier I capital.

Risk-based Capital Ratios. The adequacy of an institution's capital is gauged primarily with reference to the institution's risk-weighted assets. The guidelines assign risk weightings to an institution's assets in an effort to quantify the relative risk of each asset and to determine the minimum capital required to support that risk. An institution's risk-weighted assets are then compared with its Tier I capital and total capital to arrive at a Tier I risk-based ratio and a total risk-based ratio, respectively. The guidelines provide that an institution must have a minimum Tier I risk-based ratio of 4% and a minimum total risk-based ratio of 8%.

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

Regulatory Oversight and Examination

The Federal Reserve conducts periodic inspections of bank holding companies, which are performed both onsite and offsite. The supervisory objectives of the inspection program are to ascertain whether the financial strength of the bank holding company is being maintained on an ongoing basis and to determine the effects or consequences of transactions between a holding company or its non-banking subsidiaries and its subsidiary banks. For holding companies under $10 billion in assets, the inspection type and frequency varies depending on asset size, complexity of the organization, and the holding company's rating at its last inspection.

Banks are subject to periodic examinations by their primary regulators. Bank examinations have evolved from reliance on transaction testing in assessing a bank's condition to a risk-focused approach. These examinations are extensive and cover the entire breadth of operations of the bank. Generally, safety and soundness examinations occur on an 18-month cycle for banks under $500 million in total assets that are well capitalized and without regulatory issues, and 12 months otherwise. Examinations alternate between the federal and state bank regulatory agency or may occur on a combined schedule. The frequency of consumer compliance and CRA examinations is linked to the size of the institution and its compliance and CRA ratings at its most recent examination. However, the examination authority of the Federal Reserve and the FDIC allows them to examine supervised banks as frequently as deemed necessary based on the condition of the bank or as a result of certain triggering events.

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

As a publicly reporting company, the Company is subject to the requirements of the Act and related rules and regulations issued by the SEC. After enactment, we updated our policies and procedures to comply with the Act's requirements and have found that such compliance, including compliance with Section 404 of the Act relating to management control over financial reporting, has resulted in some additional expense for the Company. We anticipate that we will continue to incur such additional expense in our ongoing compliance.

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

The Emergency Economic Stabilization Act of 2008

Emergency Economic Stabilization Act of 2008. In response to market turmoil and financial crises affecting the overall banking system and financial markets in the United States, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted on October 3, 2008. EESA provided the United States Department of the Treasury (the “Treasury”) with broad authority to implement certain actions intended to help restore stability and liquidity to the U.S. financial markets.

Troubled Asset Relief Program. Under the EESA, the Treasury has authority, among other things, to purchase up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions pursuant to the Troubled Asset Relief Program (“TARP”). The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase lending to customers and to each other. Pursuant to the EESA, the Treasury was initially authorized to use $350 billion for TARP. Of this amount, the Treasury allocated $250 billion to the TARP Capital Purchase Program (“CPP”), which funds were used to purchase preferred stock from qualifying financial institutions. The CPP provides direct equity investment of perpetual preferred stock by the Treasury in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. For publicly traded companies, the CPP also requires the Treasury to receive warrants for common stock equal to 15% of the capital invested by the Treasury. The Company applied for and received $27 million in the CPP. As a result, the Company is subject to the restrictions described below. The Treasury made an equity investment in the Company through its purchase of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”). The description of the Series A Preferred Stock set forth below is qualified in its entirety by the actual terms of the Series A Preferred Stock, as are stated in the Certificate of Designation for the Series A Preferred Stock, a copy of which was attached as Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on December 19, 2008 and incorporated by reference.

The Series A Preferred Stock constitutes a single series of our preferred stock, consisting of 27,000 shares, no par value per share, having a liquidation preference amount of $1,000 per share. The Series A Preferred Stock has no maturity date. We issued the shares of Series A Preferred Stock to Treasury on December 19, 2008 in connection with the CPP for a purchase price of $27,000,000.

Dividend Rate.  Dividends on the Series A Preferred Stock are payable quarterly in arrears, when, as and if authorized and declared by our Board of Directors out of legally available funds, on a cumulative basis on the $1,000 per share liquidation preference amount plus the amount of accrued and unpaid dividends for any prior dividend periods, at a rate of (i) 5% per annum, from the original issuance date to the fifth anniversary of the issuance date, and (ii) 9% per annum, thereafter.

Dividends on the Series A Preferred Stock will be cumulative. If for any reason our Board of Directors does not declare a dividend on the Series A Preferred Stock for a particular dividend period, or if our Board of Directors declares less than a full dividend, we will remain obligated to pay the unpaid portion of the dividend for that period and the unpaid dividend will compound on each subsequent dividend date (meaning that dividends for future dividend periods will accrue on any unpaid dividend amounts for prior dividend periods). The Company entered into an informal agreement with the Federal Reserve and the Idaho Department of Finance, which requires the Company to obtain advance approval from the Federal Reserve and the Idaho Department of Finance prior to paying any dividends including dividends on the Series A Preferred Stock. Under the CPP, if the Company fails to pay dividends on the Series A Preferred Stock for 6 quarters, as it currently has, Treasury may appoint two members to the Company's board of directors.

Priority of Dividends.  Until the earlier of the third anniversary of Treasury's investment or our redemption or the Treasury's transfer of the Series A Preferred Stock to an unaffiliated third party, we may not declare or pay a dividend or other distribution on our common stock (other than dividends payable solely in common stock), and we generally may not directly or indirectly purchase, redeem or otherwise acquire any shares of common stock, including trust preferred securities.

Liquidation Rights.  In the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, holders of the Series A Preferred Stock will be entitled to receive for each share of Series A Preferred Stock, out of the assets of the Company or proceeds available for distribution to our shareholders, subject to any rights of our creditors, before any distribution of assets or proceeds is made to or set aside for the holders of our common stock and any other class or series of our stock ranking junior to the Series A Preferred Stock, payment of an amount equal to the sum of (i) the $1,000 liquidation preference amount per share and (ii) the amount of any accrued and unpaid dividends on the Series A Preferred Stock (including dividends accrued on any unpaid dividends). To the extent the assets or proceeds available for distribution to shareholders are not sufficient to fully pay the liquidation payments owing to the holders of the Series A Preferred Stock and the holders of any other class or series of our stock ranking equally with the Series A Preferred Stock, the holders of the Series A Preferred Stock and such other stock will share ratably in the distribution. For purposes of the liquidation rights of the Series A Preferred Stock, neither a merger nor consolidation of the Company with another entity nor a sale, lease or exchange of all or substantially all of the Company's assets will constitute a liquidation, dissolution or winding up of the affairs of the Company.

Compensation and Corporate Governance Standards and Restrictions under the CPP.  As a participant in the CPP, the Company is subject to compensation and corporate governance standards and restrictions under applicable legislation and Treasury regulations, which include but are not limited to (1) restrictions on bonus, incentive and retention awards to our five most highly-compensated employees, (2) restrictions on severance and change-in-control payments to our executive officers and next five most highly-compensated employees, (3) ensuring that our compensation programs do not encourage unnecessary and excessive risks, and (4) requiring the recovery or “clawback” of any incentive compensation paid to our executive officers and next 20 most highly-compensated employees if it is later determined that such payments were based on materially inaccurate financial or other performance criteria. The applicable regulations and their impact on the Company will be discussed more fully in our proxy statement for the 2012 annual meeting of shareholders, and included in Part III of this Form 10-K.

Temporary Liquidity Guarantee Program. Another program established pursuant to the EESA is the Temporary Liquidity Guarantee Program (“TLGP”), which (i) removed the limit on FDIC deposit insurance coverage for non-interest bearing transaction accounts through December 31, 2009, and (ii) provided FDIC backing for certain types of senior unsecured debt issued from October 14, 2008 through June 30, 2009. The end-date for issuing senior unsecured debt was later extended to October 31, 2009 and the FDIC also extended the Transaction Account Guarantee portion of the TLGP through December 31, 2010. In November 2010, the FDIC issued a final rule to implement provisions of the Dodd-Frank Act that provides for temporary unlimited coverage for non-interest-bearing transaction accounts. The separate coverage for non-interest-bearing transaction accounts became effective on December 31, 2010 and terminates on December 31, 2012.

Deposit Insurance

The Bank's deposits are insured under the Federal Deposit Insurance Act, up to the maximum applicable limits and are subject to deposit insurance assessments designed to tie what banks pay for deposit insurance more closely to the risks they pose. The Bank has prepaid its quarterly deposit insurance assessments for 2012 pursuant to applicable FDIC regulations. In February 2011, the FDIC approved new rules to, among other things, change the assessment base from one based on domestic deposits (as it has been since 1935) to one based on assets (average consolidated total assets minus average tangible equity). Since the new assessment base is larger than the base used under prior regulations, the rules also lower assessment rates, so that the total amount of revenue collected by the FDIC from the industry is not significantly altered. The rules also revise the deposit insurance assessment system for large financial institutions, defined as institutions with at least $10 billion in assets. The rules revise the assessment rate schedule, effective April 1, 2011, and adopt additional rate schedules that will go into effect when the Deposit Insurance Fund reserve ratio reaches various milestones. The Dodd-Frank Act requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds.

Insurance of Deposit Accounts. The EESA included a provision for a temporary increase from $100,000 to $250,000 per depositor in deposit insurance effective October 3, 2008 through December 31, 2010. On May 20, 2009, the temporary increase was extended through December 31, 2013. The Dodd-Frank Act permanently raises the current standard maximum deposit insurance amount to $250,000. The FDIC insurance coverage limit applies per depositor, per insured depository institution for each account ownership category. EESA also temporarily raised the limit on federal deposit insurance coverage to an unlimited amount for non-interest or low-interest bearing demand deposits. Pursuant to the Dodd-Frank Act, unlimited coverage for non-interest transaction accounts will continue until December 31, 2012.

Recent Legislation

Dodd-Frank Wall Street Reform and Consumer Protection Act. As a result of the recent financial crises, on July 21, 2010 the Dodd-Frank Act was signed into law. The Dodd-Frank Act is expected to have a broad impact on the financial services industry, including significant regulatory and compliance changes and changes to corporate governance matters affecting public companies. Since not all of the regulations implementing these changes have been promulgated, we cannot determine the full impact on our business and operations at this time. However, the Dodd-Frank Act is expected to have a significant impact on our business operations as its provisions take effect. Some of the provisions of the Dodd-Frank Act that may impact our business are summarized below.

Holding Company Capital Requirements. Under the Dodd-Frank Act, trust preferred securities will be excluded from the Tier 1 capital of a bank holding company between $500 million and $15 billion in assets unless such securities were issued prior to May 19, 2010.

Corporate Governance. The Dodd-Frank Act requires publicly traded companies to provide their shareholders with (i) a non-binding shareholder vote on executive compensation, (ii) a non-binding shareholder vote on the frequency of such vote, (iii) disclosure of “golden parachute” arrangements in connection with specified change in control transactions, and (iv) a non-binding shareholder vote on golden parachute arrangements in connection with these change in control transactions. Except with respect to “smaller reporting companies” and participants in the CPP, the new rules applied to proxy statements relating to annual meetings of shareholders held after January 20, 2011. “Smaller reporting companies,” those with a public float of less than $75 million, are required to include the non-binding shareholder votes on executive compensation and the frequency thereof in proxy statements relating to annual meetings occurring on or after January 21, 2013.

Prohibition Against Charter Conversions of Troubled Institutions. The Dodd-Frank Act generally prohibits a depository institution from converting from a state to federal charter, or vice versa, while it is the subject of an enforcement action unless the bank seeks prior approval from its regulator and complies with specified procedures to ensure compliance with the enforcement action.

Debit Card Interchange Fees. The Dodd-Frank Act requires the amount of any interchange fee charged by a debit card issuer with respect to a debit card transaction to be reasonable and proportional to the cost incurred by the issuer. While the restrictions on interchange fees do not apply to banks that, together with their affiliates, have assets of less than $10 billion, the rule could affect the competitiveness of debit cards issued by smaller banks.

Consumer Financial Protection Bureau. The Dodd-Frank Act creates a new, independent federal agency called the Consumer Financial Protection Bureau (“CFPB”) within the Federal Reserve Board.  The CFPB has broad rulemaking, supervision and enforcement authority for a wide range of consumer protection laws applicable to banks and thrifts with greater than $10 billion in assets.  Smaller institutions are subject to certain rules promulgated by the CFPB but will continue to be examined and supervised by their federal banking regulators for compliance purposes.

Repeal of Demand Deposit Interest Prohibition. The Dodd-Frank Act repeals the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

American Recovery and Reinvestment Act of 2009. On February 17, 2009 the American Recovery and Reinvestment Act of 2009 (“ARRA”) was signed into law. ARRA was intended to help stimulate the economy through a combination of tax cuts and spending provisions applicable to a broad range of areas with an estimated cost of about $780 billion. Among other things, ARRA authorized the U.S. Small Business Administration (“SBA”) to increase the level of the SBA's guaranty for eligible loans to 90 percent. The increased guaranty percentage continued until available funding was exhausted on January 3, 2011. ARRA also made temporary changes, which expired on December 31, 2010, to federal law that expanded the capability of banks to purchase tax-exempt debt.

Overdrafts. On November 17, 2009, the Board of Governors of the Federal Reserve System promulgated the Electronic Fund Transfer rule with an effective date of January 19, 2010 and a mandatory compliance date of July 1, 2010. The rule, which applies to all FDIC-regulated institutions, prohibits financial institutions from assessing an overdraft fee for paying automated teller machine (ATM) and one-time point-of-sale debit card transactions, unless the customer affirmatively opts in to the overdraft service for those types of transactions. The opt-in provision establishes requirements for clear disclosure of fees and terms of overdraft services for ATM and one-time debit card transactions. FDIC guidance which became effective in July, 2011 placed further restrictions on bank overdraft programs. Since a percentage of the Company's service charges on deposits are in the form of overdraft fees, these regulations have had an adverse impact on our non-interest income.

Proposed Legislation

General. Proposed legislation is introduced in almost every legislative session. Certain of such legislation could dramatically affect the regulation of the banking industry. We cannot predict if any such legislation will be adopted or if it is adopted how it would affect the business of the Company or the Bank. Past history has demonstrated that new legislation or changes to existing laws or regulations usually results in a greater compliance burden and therefore generally increases the cost of doing business.

Possible Changes to Capital Requirements Resulting from Basel III. Basel III updates and revises the current international bank capital accords (so-called “Basel I” and “Basel II”). Basel III is intended to be implemented by participating countries for large, internationally active banks. However, standards consistent with Basel III will be formally implemented in the United States through a series of regulations, some of which may apply to other banks. Among other things, Basel III creates “Tier 1 common equity,” a new measure of regulatory capital closer to pure tangible common equity than the present Tier 1 definition. Basel III also increases minimum capital ratios. For the new concept of Tier 1 common equity, the minimum ratio is 4.5 percent of risk weighted assets. For Tier 1 and total capital the Basel III minimums are 6 percent and 8 percent respectively. Capital buffers comprising common equity equal to 2.5 percent of risk-weighted assets are added to each of these minimums to enable banks to absorb losses during a stressed period while remaining above their regulatory minimum ratios. The Company cannot predict the extent to which Basel III will be adopted or, if adopted, how it will apply to us.

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
We maintain an allowance for loan losses in an amount that we believe is adequate to provide for losses inherent in our loan portfolio. While we strive to carefully manage and monitor credit quality and to identify loans that may be deteriorating, at any time there are loans included in the portfolio that may result in losses, but that have not yet been identified as potential problem loans. Through established credit practices, we attempt to identify deteriorating loans and adjust the loan loss reserve accordingly. However, because future events are uncertain, there may be loans that deteriorate in an accelerated time frame. As a result, future additions to the allowance may be necessary. Because the loan portfolio contains a number of loans with relatively large balances, deterioration in the credit quality of one or more of these loans may require a significant increase to the allowance for loan losses. Future additions to the allowance may also be required based on changes in the financial condition of borrowers, such as have resulted due to the current, economic conditions or as a result of actual events turning out differently than forecasted in the assumptions we use to determine the allowance for loan losses. With respect to real estate loans and property taken in satisfaction of such loans (“other real estate owned” or “OREO”), we can be required to recognize significant declines in the value of the underlying real estate collateral or OREO quite suddenly as new appraisals are performed in the normal course of monitoring the credit quality of the loans. There are many factors that can cause the appraised value of real estate to decline, including declines in the general real estate market, changes in methodology applied by the appraiser, and/or using a different appraiser than was used for the prior appraisal. Our ability to recover on real estate loans by selling or disposing of the underlying real estate collateral is adversely impacted by declining appraised values, which increases the likelihood we will suffer losses on defaulted loans beyond the amounts provided for in the allowance for loan losses. This, in turn, could require material increases in our provision for loan losses.
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
The Bank has entered into an informal agreement with the FDIC and the Idaho Department of Finance to take steps to further strengthen the Bank within specified timeframes, including, among other items, increasing capital by at least $30 million by June 16, 2010 and thereafter maintaining a minimum 10% Tier 1 Capital to Average Assets ratio, not paying dividends from the Bank to the Company without prior approval, achieving staged reductions in the Bank's adversely classified assets and not engaging in transactions that would materially alter our balance sheet composition. Management has taken numerous steps to satisfy the conditions of the agreement, including raising net proceeds of approximately $42.2 million in the recent capital raise and contributing $30 million as additional capital to the Bank. Although management has taken these steps, there can be no assurance as to when, or if, the informal agreement will be lifted.
If the proceeds from the recent private placement and the expected proceeds from the planned Rights Offering are not sufficient to satisfy our capital and liquidity needs or to satisfy changing regulatory requirements, we may need even more capital and could be subject to further regulatory restrictions, either of which could significantly adversely affect us and the trading price of our stock.
The proceeds from the recent private placement and the expected proceeds from the planned Rights Offering have been raised, or will be raised, to strengthen our common equity capital base. Despite this increase in our capital base, if the proceeds from the private placement and the expected proceeds from the Rights Offering are not sufficient, or if economic conditions continue to be difficult or worsen or fail to improve in a timely manner, or if there is further deterioration in economic conditions in the nation as a whole or in the markets we serve, particularly in the residential and commercial real estate markets, we may need to raise significant additional capital. Factors affecting whether we would need to raise additional capital include, among others, changing requirements of regulators, further decline in loan collateral values, additional provisions for loan losses and loan charge-offs, and other risks discussed in this “Risk Factors” section. If we were to need to raise additional capital, there can be no assurance that we would be able to do so in the amounts required and in a timely manner, or at all. In addition, any such additional capital raised may be significantly dilutive to our existing shareholders and may result in the issuance of securities that have rights, preferences and privileges that are senior to our Common Stock.
As a result of the transactions contemplated by the Purchase Agreements, Castle Creek Capital Partners IV, L.P. (“Castle Creek”) and affiliates of Stadium Capital Management LLC (“Stadium”) became substantial holders of our Common Stock.
Upon the completion of the transactions contemplated by the Purchase Agreements, Castle Creek and Stadium each became holders of a 33.3% ownership interest, and 9.9% and 14.9% voting interest, respectively, in Intermountain (after giving effect to the exercise of certain warrants issued thereby). Stadium has a representative on our board and each has the right to an observer and has a representative on the Bank's Board of Directors. Although Castle Creek and Stadium each entered into certain passivity agreements with the Federal Reserve in connection with their investments in us, Castle Creek and Stadium each have substantial influence over our corporate policy and business strategy. In pursuing their economic interests, Castle Creek and Stadium may have interests that are different from the interests of our other shareholders.
Resales of our Common Shares in the public market may cause the market price of our Common Shares to fall.
We issued a large number of shares of Common Stock and securities convertible into common stock to the Investors pursuant to the Purchase Agreements. The Investors have certain registration rights with respect to the shares of Common Stock and securities convertible into common stock held by them. The registration rights for the Investors will allow them to sell their shares without compliance with the volume and manner of sale limitations under Rule 144 promulgated under the Securities Act. The market value of our Common Stock could decline as a result of sales by the Investors from time to time of a substantial amount of the shares of Common Stock and securities convertible into common stock held by them.
We have incurred significant losses in recent years and may incur losses again in the future.
We have incurred significant losses in recent years. While there has been continued improvement in the quality of our loan portfolio and a corresponding improvement in operating results, economic conditions remain uncertain. As such, significant additional provisions for credit losses may be necessary to supplement the allowance for loan and lease losses in the future, which could cause us to incur a net loss in the future and could adversely affect the price of, and market for, our common stock.
Concentration in real estate loans and the deterioration in the real estate markets we serve could require material increases in our allowance for loan losses and adversely affect our financial condition and results of operations.
The current economic downturn and sluggish recovery is significantly affecting our market areas. At December 31, 2011, 61.7% of our loans were secured with real estate as the primary collateral. Further deterioration or a slow recovery in the local economies we serve could have a material adverse effect on our business, financial condition and results of operations due to a weakening of our borrowers' ability to repay these loans and a decline in the value of the collateral securing them. In light of the continuing effects of the economic downturn of the past three years, real estate values have been adversely affected. As we have experienced, significant declines in real estate collateral can occur quite suddenly as new appraisals are performed in the normal course of monitoring the credit quality of the loan. Significant declines in the value of real estate collateral due to new appraisals can occur due to declines in the real estate market, changes in methodology applied by the appraiser, and/or using a different appraiser than was used for the prior appraisal. Our ability to recover on these loans by selling or disposing of the underlying real estate collateral is adversely impacted by declining real estate values, which increases the likelihood we will suffer losses on defaulted loans secured by real estate beyond the amounts provided for in the allowance for loan losses. This, in turn, could require material increases in our allowance for loan losses and adversely affect our financial condition and results of operations, perhaps materially.

Non-performing assets take significant time to resolve and adversely affect our results of operations and financial condition.
At December 31, 2011, our non-performing loans (which consist of non-accrual loans and loans that are 90 days or more past due) were 1.85% of the loan portfolio. At December 31, 2011, our non-performing assets (which also include OREO) were 1.71% of total assets. The level of non-performing loans to net loans decreased from 2.04%  at December 31, 2010, to 1.85% at December 31, 2011, but the level of non-performing assets to total assets  increased from 1.59% at December 31, 2010 to 1.71% at December 31, 2011 , and remains at elevated levels compared to historical norms. Non-performing loans and assets adversely affect us in a variety of ways. Until economic and market conditions improve, we may expect to continue to incur losses relating to elevated levels of non-performing assets. We do not record interest income on non-accrual loans, thereby adversely affecting our net interest income and increasing loan administration costs. When we receive collateral through foreclosures and similar proceedings, we are required to mark the related loan to the then fair market value of the collateral, which may ultimately result in a loss. An increase in the level of non-performing assets also increases our risk profile and may impact the capital levels our regulators believe are appropriate in light of such risks. We utilize various techniques such as loan sales, workouts and restructurings to manage our problem assets. Decreases in the value of these problem assets, the underlying collateral, or in the borrowers' performance or financial condition could adversely affect our business, results of operations and financial condition, perhaps materially. In addition, the resolution of non-performing assets requires significant commitments of time from management and staff, which can be detrimental to the performance of their other responsibilities. We may experience increases in non-performing loans and assets in the future.
Our ability to receive dividends from our banking subsidiary accounts for most of our revenue and could affect our liquidity and ability to pay dividends.
We are a separate and distinct legal entity from our banking subsidiary, Panhandle State Bank. We receive substantially all of our revenue from dividends from our banking subsidiary. Under normal circumstances, these dividends are the principal source of funds to fund holding company expenses and pay dividends on our common and preferred stock and principal and interest on our outstanding debt. The other primary sources of liquidity for the parent Company are capital or borrowings. Various federal and/or state laws and regulations limit the amount of dividends that the Bank may pay us. For example, Idaho law limits a bank's ability to pay dividends subject to surplus reserve requirements. In addition, as noted above, we have entered into an informal agreement with our regulators prohibiting the payment of dividends from the Bank to the Company without prior approval. Also, our right to participate in a distribution of assets upon a subsidiary's liquidation or reorganization is subject to the prior claims of the subsidiary's creditors. Limitations on our ability to receive dividends from our subsidiary could have a material adverse effect on our liquidity and on our ability to pay dividends on common or preferred stock. Additionally, if our subsidiary's earnings are not sufficient to make dividend payments to us while maintaining adequate capital levels, we may not be able to make dividend payments to our common and preferred shareholders or principal and interest payments on our outstanding debt.
In this regard, we have suspended payments on our trust preferred securities and Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”). As of April, 2012, we will have not paid dividends on the Series A Preferred Stock for a total of ten quarterly dividend periods, which gives the U.S. Treasury the right to appoint two directors to our board of directors until all accrued but unpaid dividends have been paid. If we do not make payments on our trust preferred securities for over 20 consecutive quarters, we could be in default under those securities.
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
Despite the FDIC's actions to restore the deposit insurance fund, the fund will suffer additional losses in the future due to failures of insured institutions. There may be additional significant deposit insurance premium increases, special assessments or prepayments in order to restore the insurance fund's reserve ratio. Any significant premium increases or special assessments could have a material adverse effect on the Company's financial condition and results of operations.
We may be required, in the future, to recognize impairment with respect to investment securities, including the FHLB stock we hold.
Our securities portfolio contains whole loan private mortgage-backed securities and currently includes securities with unrecognized losses. The national downturn in real estate markets and elevated mortgage delinquency and foreclosure rates have increased credit losses in the portfolio of loans underlying these securities and resulted in substantial discounts in their market values. While these trends appear to have stabilized, any further deterioration in the loans underlying these securities and resulting market discounts could lead to other-than-temporary impairment in the value of these investments. We evaluate the securities portfolio for any other-than-temporary impairment each reporting period, as required by generally accepted accounting principles, and as of December 31, 2011, two securities had been determined to be other than temporarily impaired (“OTTI”), with the cumulative impairment totaling $3.5 million. Of this $3.5 million, $1.5 million has been recognized as a credit loss through the Company's income statement since the determination of OTTI. The remaining $2.0 million has been recognized in other comprehensive income. Future evaluations of our securities portfolio may require us to recognize additional impairment charges with respect to these and other holdings. For example, it is possible that government-sponsored programs to allow mortgages to be refinanced to lower rates could materially adversely impact the yield on our portfolio of mortgage-backed securities, since a significant portion of our investment portfolio is composed of such securities.
In addition, as a condition to membership in the Federal Home Loan Bank of Seattle (“FHLB”), we are required to purchase and hold a certain amount of FHLB stock. Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB. At December 31, 2011, we had stock in the FHLB of Seattle totaling $2.3 million. The FHLB stock held by us is carried at cost and is subject to recoverability testing under applicable accounting standards. The FHLB has discontinued the repurchase of its stock and discontinued the distribution of dividends. As of December 31, 2011, we did not recognize an impairment charge related to our FHLB stock holdings. However, future negative changes to the financial condition of the FHLB may require us to recognize an impairment charge with respect to FHLB stock.
Recent levels of market volatility were unprecedented and we cannot predict whether they will return.
The capital and credit markets have been experiencing volatility and disruption for over three years, at times reaching unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain companies without regard to those companies' underlying financial strength. If similar levels of market disruption and volatility return, we may experience various adverse effects, which may be material, on our ability to access capital and on our business, financial condition and results of operations.
We operate in a highly regulated environment and we cannot predict the effects of recent and pending federal legislation.
As discussed further in the section “Supervision and Regulation” in Item 1 of this Report, we are subject to extensive regulation, supervision and examination by federal and state banking authorities. In addition, as a publicly traded company, we are subject to regulation by the Securities and Exchange Commission. Any change in applicable regulations or federal, state or local legislation, or in policies or interpretations or regulatory approaches to compliance and enforcement, income tax laws and accounting principles, could have a substantial impact on us and our operations. Changes in laws and regulations may also increase our expenses by imposing additional fees or taxes or restrictions on our operations. Additional legislation and regulations that could significantly affect our powers, authority and operations may be enacted or adopted in the future, which could have a material adverse effect on our financial condition and results of operations. Failure to appropriately comply with any such laws, regulations or principles could result in sanctions by regulatory agencies or damage to our reputation, all of which could adversely affect our business, financial condition or results of operations.
In that regard, sweeping financial regulatory reform legislation was enacted in July 2010. Among other provisions, the legislation (i) created a new Bureau of Consumer Financial Protection with broad powers to regulate consumer financial products such as credit cards and mortgages, (ii) created a Financial Stability Oversight Council comprised of the heads of other regulatory agencies, (iii) will lead to new capital requirements from federal banking agencies, (iv) places new limits on electronic debit card interchange fees, and (v) requires the Securities and Exchange Commission and national stock exchanges to adopt significant new corporate governance and executive compensation reforms. The new legislation and regulations are expected to increase the overall costs of regulatory compliance.
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
The current unusual interest rate environment poses particular challenges. Market rates are extremely low right now and the Federal Reserve Board has indicated that it will likely maintain low short-term interest rates for the foreseeable future. This extended period of low rates, when combined with keen competition for high-quality borrowers, may cause additional downward pressure on the yield on the Company's loan and investment portfolios. Since the Company's cost of interest-bearing liabilities is already at record lows, the impact of decreasing asset yields may have a more adverse impact on the Company's net interest income.
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
The banking and financial services businesses in our market area are highly competitive and increased competition may adversely impact the level of our loans and deposits. Ultimately, we may not be able to compete successfully against current and future competitors. These competitors include national banks, foreign banks, regional banks, and other community banks. We also face competition from many other types of financial institutions, including savings and loan associations, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In particular, our competitors include both major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous locations and mount extensive promotional and advertising campaigns and credit unions, whose tax-advantaged status allow them to compete aggressively. Areas of competition include interest rates for loans and deposits, efforts to obtain loan and deposit customers, and a range in quality of products and services provided, including new technology-driven products and services. If we are unable to attract and retain banking customers, we may be unable to maintain or grow our loans or deposits.
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
Certain built-in losses could be limited since we experienced an ownership change, as defined in the Internal Revenue

Code.
Certain of our assets, such as loans, may have built-in losses to the extent the basis of such assets exceeds fair market value. Section 382 of the Internal Revenue Code (“IRC”) may limit the benefit of these built-in losses that exist at the time of an “ownership change.” A Section 382 “ownership change” occurs if a shareholder or a group of shareholders, who are deemed to own at least 5% of our common stock, increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. If an “ownership change” occurs, Section 382 imposes an annual limit on the amount of recognized built-in losses we can use to reduce our taxable income equal to the product of the total value of our outstanding equity immediately prior to the “ownership change” and the federal long-term tax-exempt interest rate in effect for the month of the “ownership change.” A number of special rules apply to calculating this limit. The limitations contained in Section 382 apply for a five-year period beginning on the date of the “ownership change” and any recognized built-in losses that are limited by Section 382 may be carried forward and reduce our future taxable income for up to 20 years, after which they expire. The recent completion of our $47.3 million capital raise constituted an “ownership change”, which may cause the annual limit of Section 382 to defer our ability to use some, or all, of the built-in losses to offset taxable income. We are still calculating the potential impacts of the “ownership change”.
Unexpected losses, our inability to successfully implement our tax planning strategies in future reporting periods, or IRS Section 382 limitations resulting from the successful completion of the capital raise may either restrict our ability to release the existing valuation allowance against our deferred income tax assets or require us to increase the valuation allowance in the future.
We evaluate our deferred income tax assets for recoverability based on all available evidence. This process involves significant management judgment about assumptions that are subject to change from period to period based on changes in tax laws, our ability to successfully implement tax planning strategies, or variances between our future projected operating performance and our actual results. We are required to establish a valuation allowance for deferred income tax assets if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred income tax assets may not be realized. In determining the more-likely-than-not criterion, we evaluate all positive and negative available evidence as of the end of each reporting period. In this regard, we established a valuation allowance for deferred income tax assets of $8.8 million in 2010. Future adjustments to the deferred income tax asset valuation allowance, if any, will be determined based upon changes in the expected realization of the net deferred income tax assets. The realization of the deferred income tax assets ultimately depends on the existence of sufficient taxable income in either the carryback or carryforward periods under the tax law.
The recoverability of tax benefits resulting from net operating loss carryforwards will be limited by the sale of securities pursuant to the Purchase Agreements, because such sale caused an “ownership change”, as defined in IRC Section 382. In addition, risk based capital rules require a regulatory calculation evaluating the Company's deferred income tax asset balance for realization against estimated pre-tax future income and net operating loss carry backs. Under the rules of this calculation and due to significant estimates utilized in establishing the valuation allowance and the potential for changes in facts and circumstances, it is reasonably possible that we will be required to record adjustments to the valuation allowance in future reporting periods that would materially reduce our risk based capital ratios. Such a charge could also have a material adverse effect on our results of operations, financial condition and capital position.
As noted above, based on the composition of the investors, the completion of the $47.3 million capital raise is likely to trigger IRC Section 382 limitations on the amount of tax benefit from net operating losses and other carryforwards that the Company can claim annually. These anticipated IRC Section 382 limitations will impact the amount and timing of the recapture of the valuation allowance, the calculation of which is dependent on the level of market interest rates and the fair value of the Company's balance sheet at the time the capital raise closed.
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
Because the nature of the financial services business involves a high volume of transactions, certain errors may be repeated or compounded before they are discovered and successfully rectified. Our necessary dependence upon automated systems to record and process transactions and our large transaction volume may further increase the risk that technical flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect. We also may be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control (for example, computer viruses or electrical or telecommunications outages, or natural disasters, disease pandemics or other damage to property or physical assets) which may give rise to disruption of service to customers and to financial loss or liability. We are further exposed to the risk that our external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees as we are) and to the risk that we (or our vendors') business continuity and data security systems prove to be inadequate. The occurrence of any of these risks could result in a diminished ability of us to operate our business (for example, by requiring us to expend significant resources to correct the defect), as well as potential liability to clients, reputational damage and regulatory intervention, which could adversely affect our business, financial condition and results of operations, perhaps materially.
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
The market for our Common Stock historically has experienced significant price and volume fluctuations.
The market for our Common Stock historically has experienced and may continue to experience significant price and volume fluctuations similar to those experienced by the broader stock market in recent years. Generally, the fluctuations experienced by the broader stock market have affected the market prices of securities issued by many companies for reasons unrelated to their operating performance and may adversely affect the price of our Common Stock.  In addition, our announcements of our quarterly operating results, changes in general conditions in the economy or the financial markets and other developments affecting us, our affiliates or our competitors could cause the market price of our Common Stock to fluctuate substantially.
We have not paid dividends on our Common Stock historically, are currently restricted from paying dividends, and may not pay any cash dividends on our common stock for the foreseeable future.
We have not paid cash dividends historically, nor do we expect to pay cash dividends in the foreseeable future. We are subject to certain restrictions on the amount of dividends we may pay without prior regulatory approval. In this regard, we have entered into an informal agreement with the Federal Reserve and the Idaho Department of Finance (“IDF”) which provides, among other things, that we may not pay cash dividends on our Common Stock without the prior written approval of the Federal Reserve and the IDF. In addition, we are currently restricted from paying dividends on our Common Stock due to the deferral of interest and dividend payments on our junior subordinated debentures and the Series A Preferred Stock issued to the U.S. Treasury.
Our profitability measures could be adversely affected if we are unable to effectively deploy the capital raised in our recent capital raise.
We expect to use the proceeds from the recent capital raise and the proposed rights offering to make capital contributions to and strengthen the balance sheet of the Bank, for other general corporate purposes and as otherwise provided for in the securities purchase agreements with investors. Investing the proceeds of the capital raise and the rights offering in securities until we are able to deploy the proceeds would provide lower margins than we generally earn on loans, potentially adversely impacting shareholder returns, by adversely affecting earnings per share, net interest margin, return on assets and return on equity, and other common performance measures.
We may pursue additional capital in the future, which could dilute the holders of our outstanding Common Stock and may adversely affect the market price of our Common Stock.
Although we have just completed a significant capital raise, in the current economic environment we believe it is prudent to consider alternatives for raising capital when opportunities to raise capital at attractive prices present themselves, in order to further strengthen our capital and better position ourselves to take advantage of opportunities that may arise in the future. Such alternatives may include issuance and sale of Common Stock or Preferred Stock, or borrowings by the Company, with proceeds contributed to the Bank. Any such capital raising alternatives could dilute the holders of our outstanding Common Stock and may adversely affect the market price of our Common Stock.
Our Common Stock is equity and therefore is subordinate to our indebtedness and Preferred Stock.
Shares of our Common Stock are equity interests in the Company and do not constitute indebtedness. As such, shares of our Common Stock will rank junior to all indebtedness and other non-equity claims on the Company with respect to assets available to satisfy claims on the Company, including in a liquidation of the Company. Additionally, holders of our Common Stock are subject to the prior dividend and liquidation rights of any holders of our Preferred Stock then outstanding.
Our Series A Preferred Stock diminishes the net income available to our common stockholders and earnings per common share.
We have issued $27.0 million of Series A Preferred Stock to the U.S. Treasury pursuant to the Troubled Asset Relief Program

(“TARP”) Capital Purchase Program. The dividends accrued on the Series A Preferred Stock reduce the net income available to common stockholders and our earnings per common share. The Series A Preferred Stock is cumulative, which means that any dividends not declared or paid will accumulate and will be payable when the payment of dividends is resumed. We have deferred the payment of quarterly dividends on the Series A Preferred Stock, beginning in December 2009. Despite these deferrals, the Company fully intends to meet all of its obligations to the Treasury as quickly as it is prudent to do so. The dividend rate on the Series A Preferred Stock will increase from 5% to 9% per annum five years after its original issuance, or December 2013, if not earlier redeemed. If we are unable to redeem the Series A Preferred Stock prior to the date of this increase, the cost of capital to us will increase substantially. Depending on our financial condition at the time, this increase in the Series A Preferred Stock annual dividend rate could have a material adverse effect on our earnings available to common shareholders and could also adversely affect our ability to pay dividends on our common shares. Shares of Series A Preferred Stock will also receive preferential treatment in the event of the liquidation, dissolution or winding up of the Company.
Finally, the terms of the Series A Preferred Stock allow the U.S. Treasury to impose additional restrictions, including those on dividends and including unilateral amendments required to comply with changes in applicable federal law. Under the terms of the Series A Preferred Stock, our ability to declare or pay dividends on any of our shares is limited. Specifically, we are unable to declare dividend payments on common, junior preferred or pari passu preferred shares if we are in arrears on the dividends on the Series A Preferred Stock. As noted above, we have deferred the payment of dividend payments on the Series A Preferred Stock and we are therefore currently restricted from paying dividends on our common stock. Further, we are not permitted to increase dividends on our common stock above the amount of the last quarterly cash dividend per share declared prior to October 14, 2008 (which was zero) without the U.S. Treasury's approval until the third anniversary of the investment unless all of the Fixed Rate Cumulative Perpetual Preferred Stock has been redeemed or transferred.
Holders of the Series A Preferred Stock and Series B Preferred Stock (together the “Preferred Stock”) have certain voting rights that may adversely affect our common shareholders, and the holders of the Preferred Stock may have interests different from our common shareholders.
In the event that we do not pay dividends on the Series A Preferred Stock for a total of at least six quarterly dividend periods (whether or not consecutive), as is currently the case, the authorized number of directors of the Corporation shall automatically be increased by two and the U.S. Treasury will have the right to appoint two directors to fill such positions on our board of directors until all accrued but unpaid dividends have been paid. As noted above, we intend to pay the deferred dividends as quickly as it is prudent to do so upon receipt of regulatory approval and resume regular dividend payments. Otherwise, except as required by law, holders of the Preferred Stock have limited voting rights. So long as shares of Preferred Stock are outstanding, in addition to any other vote or consent of shareholders required by law or our Articles of Incorporation, the vote or consent of holders of at least 66 2/3% of the shares of Series A Preferred Stock, and 80% of the shares of Series B Preferred Stock, respectively outstanding is required for:

•	any authorization or issuance of shares ranking senior to the respective series of Preferred Stock;

•	any amendments to the rights of the respective series of Preferred Stock so as to adversely effect the rights, preferences, privileges or voting power of the respective series of Preferred Stock; or

•
consummation of any merger, share exchange or similar transaction unless the shares of the respective series of Preferred Stock remain outstanding, or if we are not the surviving entity in such transaction, are converted into or exchanged for preference securities of the surviving entity and the shares of the respective series of Preferred Stock remaining outstanding or such preference securities have the rights, preferences, privileges and voting power of the respective series of Preferred Stock.

The holders of the Preferred Stock, including the U.S. Treasury, may have different interests from the holders of our Common Stock, and could vote to block the foregoing transactions, even when considered desirable by, or in the best interests of, the holders of our Common Stock.
Certain provisions in our Articles of Incorporation could make a third party acquisition of us difficult.
Our Articles of Incorporation contain provisions that could make it more difficult for a third party to acquire us by means of a tender offer, a proxy contest, merger or otherwise (even if doing so would be beneficial to our shareholders) and for holders of our Common Stock to receive any related takeover premium for their Common Stock. These provisions may have the effect of lengthening the time required for a person to acquire control of us through a tender offer, a proxy contest, merger or otherwise, and may deter any potentially hostile offers or other efforts to obtain control of us. These provisions could also limit the price that investors might be willing to pay in the future for shares of our Common Stock. See “Description of Capital Stock-Antitakeover Effects of Certain Provisions in our Articles of Incorporation.”
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
The combined effect of these restrictions may make it more difficult to attract and retain key executives and employees, and the change to the deductibility limit on executive compensation may increase the overall cost of our compensation programs in future.

Item 1B.	UNRESOLVED STAFF COMMENTS
Not applicable.

Item 2.	PROPERTIES
At December 31, 2011, the Company operated 19 branch offices, including the main office located in Sandpoint, Idaho. The following is a description of the branch and administrative offices.

City and County	Address	Sq. Feet	Date Opened or Acquired	Occupancy Status (Own/Lease)
Panhandle State Bank Branches
IDAHO
(Kootenai County)
Coeur d’Alene (1)	200 W. Neider Avenue Coeur d’Alene, ID 83814	5,500	May 2005	Own building Lease land
Rathdrum	6878 Hwy 53 Rathdrum, ID 83858	3,410	March 2001	Own
Post Falls	3235 E. Mullan Avenue Post Falls, ID 83854	3,752	March 2003	Own
(Bonner County)
Ponderay	300 Kootenai Cut-Off Road Ponderay, ID 83852	3,400	October 1996	Own
Priest River	301 E. Albeni Road Priest River, ID 83856	3,500	December 1996	Own
Sandpoint Center Branch (2)	414 Church Street Sandpoint, ID 83864	11,399	January 2006	Lease
Sandpoint (Drive up)(3)	231 N. Third Avenue Sandpoint, ID 83864	225	May 1981	Own
(Boundary County)
Bonners Ferry	6750 Main Street Bonners Ferry, ID 83805	3,400	September 1993	Own
(Shoshone County)
Kellogg	302 W. Cameron Avenue Kellogg, ID 83837	672	February 2006	Lease land, Own modular unit
Intermountain Community Bank Branches
(Canyon County)
Caldwell	506 South 10th Avenue Caldwell, ID 83605	6,480	March 2002	Own
Nampa	521 12th Avenue S. Nampa, ID 83653	5,000	July 2001	Own
(Payette County)
Payette	175 North 16th Street Payette, ID 83661	5,000	September 1999	Own
Fruitland	1710 N. Whitley Dr., Ste A Fruitland, ID 83619	1,500	April 2006	Lease

City and County	Address	Sq. Feet	Date Opened or Acquired	Occupancy Status (Own/Lease)
(Washington County)
Weiser	440 E Main Street Weiser, ID 83672	3,500	June 2000	Own
Magic Valley Bank Branches
(Twin Falls County)
Twin Falls	113 Main Ave West Twin Falls, ID 83301	10,798	November 2004	Lease
Canyon Rim (4)	1715 Poleline Road East Twin Falls, ID 83301	6,975	September 2006	Lease
(Gooding County)
Gooding (4)	746 Main Street Gooding, ID 83330	3,200	November 2004	Lease
OREGON
(Malheur County)
Ontario	98 South Oregon St. Ontario, OR 97914	10,272	January 2003	Lease
Intermountain Community Bank Washington Branches
WASHINGTON
(Spokane County)
Spokane Downtown	801 W. Riverside, Ste 400 Spokane, WA 99201	4,818	April 2006	Lease
Spokane Valley	5211 E. Sprague Avenue Spokane Valley, WA 99212	16,000	Sept 2006	Own building Lease land
ADMINISTRATIVE
(Bonner County)
Sandpoint Center (3)	414 Church Street Sandpoint, ID 83864	26,725	January 2006	Lease
(Canyon County)
Nampa Administrative Office	5680 E. Franklin Road, Suite 225 Nampa, ID 83687	2,795	April 2007	Lease
(Kootenai County)
Coeur d’Alene Branch and Administrative Services (1)	200 W. Neider Avenue Coeur d’Alene, ID 83814	17,600	May 2005	Own building Lease land
_______________________________________

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

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.
PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Price and Dividend Information
Bid and ask prices for the Company’s Common Stock are quoted in the Pink Sheets and on the OTC Bulletin Board under the symbol “IMCB.OB” As of March 7, 2012, there were 13 Pink Sheet/Bulletin Board Market Makers. The range of high and low sales prices for the Company’s Common Stock for each quarter during the two most recent fiscal years is as follows:
Quarterly Common Stock Price Ranges

	2011		2010
Quarter	High	Low	High	Low
1st	$1.65	$1.26	$2.60	$1.55
2nd	1.50	1.10	3.25	1.80
3rd	1.46	1.00	2.25	1.56
4th	1.27	0.76	2.00	1.20

At March 7, 2012 the Company had 20,770,214 shares of Common Stock outstanding held by approximately 1,999 shareholders of record. As a bulletin board stock, Intermountain’s stock is relatively thinly traded, with daily average volumes totaling 1,880 in 2011 and 2,413 in 2010.
The Company historically has not paid cash dividends, but may do so in the future. The Company is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. These restrictions may affect the amount of dividends the Company may declare for distribution to its shareholders in the future.
On December 19, 2008, the Company issued 27,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, no par value with a liquidation preference of $1,000 per share (“Series A Preferred Stock”) and a ten-year warrant to purchase up to 653,226 shares of Common Stock, no par value, as part of the Troubled Asset Relief Program — Capital Purchase Program of the U.S. Department of Treasury (“U.S. Treasury”). The $27.0 million cash proceeds were allocated between the Series A Preferred Stock and the warrant to purchase Common Stock based on the relative estimated fair values at the date of issuance. The fair value of the warrants was determined under the Black-Scholes model. The model includes assumptions regarding the Company’s common stock prices, dividend yield, and stock price volatility as well as assumptions regarding the risk-free interest rate. The exercise price for the warrant is $6.20 per share.
Dividends on the Series A Preferred Stock will accrue and be paid quarterly at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year. The shares of Series A Preferred Stock have no stated maturity, do not have voting rights except in certain limited circumstances and are not subject to mandatory redemption or a sinking fund.
The Series A Preferred Stock has priority over the Company’s Common Stock with regard to the payment of dividends and liquidation distributions. The Series A Preferred Stock qualifies as Tier 1 capital. The agreement with the U.S. Treasury contains limitations on certain actions of the Company including the payment of quarterly cash dividends on the Company’s Common Stock in excess of current cash dividends paid in the previous quarter and the repurchase of its Common Stock during the first three years of the agreement. In addition, the Company agreed that, while the U.S. Treasury owns the Series A Preferred Stock, the Company’s employee benefit plans and other executive compensation arrangements for its senior executive officers must comply with Section 111(b) of the Emergency Economic Stabilization Act of 2008.

Effective as of January 20, 2012, the Company entered into securities purchase agreements with certain investors (the “Securities Purchase Agreements”), pursuant to which such investors purchased in private placements, and the Company issued to the investors, (i) an aggregate of 12,350,352 shares of the Company's Common Stock for $1.00 per share, (ii) an aggregate of 698,992.96 shares of the Company's Mandatorily Convertible Cumulative Participating Preferred Stock, Series B (“Series B Preferred Stock”), for $50.00 per share, which Series B Preferred Stock will convert automatically at $1.00 per share into shares of a new series of non-voting common stock, no par value (“Non-Voting Common Stock”), upon shareholder approval of an amendment to the Company's Amended and Restated Articles of Incorporation to authorize such Non-Voting Common Stock (the “Articles Amendment”), and (iii) warrants to purchase up to 1,700,000 shares of the Non-Voting Common Stock at $1.00 per share. There is no public market for the Series B Preferred Stock. The Series B Preferred Stock qualifies as Tier 1 capital.
Upon the approval of the Articles Amendment regarding the Non-Voting Common Stock, the Company will be authorized to issue 100,000,000 shares of Non-Voting Common Stock. Shares of the Non-Voting Common Stock shall convert into shares of the Company's Common Stock upon certain transfers made in accordance with and as permitted by guidance and policies established by the Board of Governors of the Federal Reserve System.
The foregoing securities were offered and sold in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.
Other than discussed above, there have been no securities of the Company sold within the last three years that were not registered under the Securities Act of 1933, as amended. The Company did not make any stock repurchases during the fourth quarter of 2011.
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

	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in
Plan Category	(a)	(b)	Column(a) (c))
Equity compensation plans approved by shareholders	182,944	$7.09	—

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

Total Return Performance

	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
Intermountain Community Bancorp	$100	$69	$20	$11	$7	$4
SNL Index	$100	$80	$51	$49	$53	$47
Russell 2000	$100	$98	$65	$83	$105	$101

Item 6.	SELECTED FINANCIAL DATA
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

	For the Year Ended December 31,
	2011	2010	2009	2008	2007
INCOME STATEMENT DATA
Total interest income	$41,657	$46,049	$53,867	$63,809	$72,858
Total interest expense	(6,812)	(10,785)	(16,170)	(20,811)	(26,337)
Net interest income	34,845	35,264	37,697	42,998	46,521
Provision for loan losses	(7,289)	(24,012)	(36,329)	(10,384)	(3,896)
Net interest income after provision for losses on loans	27,556	11,252	1,368	32,614	42,625
Total other income	10,625	11,024	11,991	13,932	13,199
Total other expense	(38,330)	(54,894)	(49,630)	(45,372)	(40,926)
Income (loss) before income taxes	(149)	(32,618)	(36,271)	1,174	14,898
Income tax (provision) benefit	152	882	14,360	80	(5,453)
Net income (loss)	3	(31,736)	(21,911)	1,254	9,445
Preferred stock dividend	1,808	1,716	1,662	45	—
Net income (loss) applicable to common stockholders	$(1,805)	$(33,452)	$(23,573)	$1,209	$9,445
Net income (loss) per share(1)
Basic	$(0.21)	$(3.99)	$(2.82)	$0.15	$1.15
Diluted	$(0.21)	$(3.99)	$(2.82)	$0.14	$1.1
Weighted average common shares outstanding(1)
Basic	8,407	8,386	8,361	8,295	8,206
Diluted	8,407	8,386	8,361	8,515	8,605
Cash dividends per share	—	—	—	—	—

	December 31,
	2011	2010	2009	2008	2007
BALANCE SHEET DATA
Total assets	$934,218	$1,005,109	$1,079,644	$1,105,555	$1,048,659
Net loans receivable	502,252	563,228	655,602	752,615	756,549
Deposits	729,373	778,833	819,321	790,412	757,838
Securities sold subject to repurchase agreements	85,104	105,116	95,233	109,006	124,127
Advances from Federal Home Loan Bank	29,000	34,000	49,000	46,000	29,000
Other borrowings	16,527	16,527	16,527	40,613	36,998
Stockholders’ equity	61,616	59,353	88,627	110,485	90,119

_______________________________________

(1)
Earnings per share and weighted average shares outstanding have been adjusted retroactively for the effect of stock splits and dividends, including the 10% common stock dividend effective May 31, 2007.

RETURNS ON AVERAGE ASSETS, COMMON STOCKHOLDERS' EQUITY AND AVERAGE
COMMON STOCKHOLDERS' EQUITY TO AVERAGE ASSETS

For the Years Ended December 31,	2011	2010	2009
Return on Average Assets	—%	(3.04)%	(2.01)%
Return on Average Common Stockholders’ Equity	(5.27)%	(67.35)%	(31.17)%
Average Tangible Stockholders’ Equity to Average Tangible Assets(1)	6.58%	5.88%	7.41%
Average Tangible Common Stockholders’ Equity to Average Tangible Assets(2)	3.78%	3.31%	4.78%
_______________________________________

(1)	Average tangible stockholders' equity is average stockholders’ equity less average net goodwill and other intangible assets.

(2)	Average tangible common stockholders' equity is average common stockholders’ equity less average net goodwill and other intangible assets.
Management believes tangible stockholders' equity, average tangible common stockholders' equity and the tangible common equity ratios are meaningful measures of capital adequacy. Management believes the exclusion of certain intangible assets in the computation of tangible equity and tangible common equity ratios provide a meaningful base for period-to-period and company-to-company comparisons, which management believes will assist investors in analyzing the operating results and capital of the Company. Tangible stockholders' equity is calculated as total stockholders’ equity less goodwill and other intangible assets. Tangible common stockholders' equity is calculated as total stockholders’ equity less preferred stock and less goodwill and other intangible assets. In addition, tangible assets are total assets less goodwill and other intangible assets. The tangible stockholders' equity ratio is calculated as tangible stockholders’ equity divided by tangible assets. The tangible common stockholders' equity ratio is calculated as tangible common stockholders’ equity divided by tangible assets. These ratios are considered non-GAAP financial measures and should be viewed in conjunction with the total stockholders’ equity and the total stockholders’ equity ratio.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto presented elsewhere in this report. This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For a discussion of the risks and uncertainties inherent in such statements, see “Forward-Looking Statements” and “Risk Factors” in Part I of this report.

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
Longer term, based on opportunities available in the future, the Company plans expansion in markets generally located within the states where it currently operates, and has identified its primary short-term growth markets as Ada County in Idaho, Spokane County, Washington, and counties contiguous to its existing Idaho and eastern Washington markets. However, Intermountain currently has branches in Idaho, Oregon and Washington, which would allow for future expansion in any of these states without the purchase of another financial institution. As economic conditions improve, the Company intends to pursue a balance of asset and earnings growth by focusing on increasing its market share in its present locations, expanding services sold to existing customers, building new branches and merging and/or acquiring community banks that fit closely with the Bank’s strategic direction.
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
Results of Operations
Overview.  Intermountain recorded a net loss applicable to common stockholders of $1.8 million, or $0.21 per diluted share, for the twelve months ended December 31, 2011, compared with net loss applicable to common stockholders of $33.5 million, or $3.99 per diluted share, for the twelve months ended December 31, 2010. The significant improvement in operating results for 2011 reflected lower loan loss and operating expenses, which more than offset modest declines in net interest and non-interest income. 2010 results included an $11.6 million goodwill impairment charge and an $8.8 million valuation allowance against the Company's deferred tax assets, compared to no such charges in 2011. Fourth quarter 2011 results showed significant improvement over the prior quarter and the same period last year. Intermountain recorded net income applicable to common stockholders of $907,000, or $0.11 per diluted share, for the three months ended December 31, 2011, compared with a net loss applicable to common stockholders of $1.2 million, or $0.14 per diluted share, for the third quarter of 2011 and a net loss applicable to common stockholders of $1.1 million, or $0.13 per diluted share, for the three months ended December 31, 2010. The improvement resulted from lower loan loss expenses, higher non-interest income and lower operating expenses, which offset lower net interest income.
The annualized return on average assets (“ROAA”) for 2011 was 0.0%, as compared to -3.04% for 2010. The annualized return on average common equity (“ROAE”) was -5.27% and -67.35% for the twelve months ended December 31, 2011 and 2010, respectively. Both the ROAA and ROAE for 2010 include the goodwill impairment charge and the deferred tax asset valuation allowance noted above.
The annualized return on average assets (“ROAA”) was 0.58%, -0.32%, and -0.25% for the three months ended December 31, 2011, September 30, 2011 and December 31, 2010, respectively. The annualized return on average common equity (“ROAE”) was 10.28, -14.00%, and -12.39%, for the three months ended December 31, 2011, September 30, 2011 and December 31, 2010, respectively.
Both interest income and interest expense decreased significantly from 2010, resulting in a modest reduction in net interest income. Loss provision declined significantly as indicators of future credit losses in the asset portfolio abated. Other income was down, primarily reflecting lower overdraft and mortgage income, but was more than offset by significant decreases in operating expenses. Excluding the goodwill impairment charge, operating expenses still decreased by $4.9 million, or 11.3%.
Most asset quality metrics continued to improve with lower levels of non-performing assets and reduced concentrations in the riskiest loan segments. The Company has been proactive in identifying and resolving its problem credits, taking write-downs early in the process and initiating dialogue with borrowers at the first sign of trouble. As a result, its loan losses declined significantly in 2011 and are projected to continue to drop in 2012.
As of December 31, 2011, assets totaled $934.2 million, a decrease of $70.9 million or 7.1% from the prior year, reflecting continued reductions in the loan portfolio and conservative balance sheet management in light of the weak economy. In 2010, assets totaled $1.01 billion, a 6.9% decrease from $1.08 billion at December 31, 2009. Net loans receivable decreased by $61.0 million or 10.8% in 2011, and by $92.4 million in 2010. These reductions reflect a combination of lower borrowing demand, tighter underwriting standards and aggressive management and disposition of problem assets. Total deposits also decreased by $49.5 million or 6.4% in 2011, following a $40.5 million decrease in 2010, as the Company converted higher rate non-relationship deposits to non FDIC-insured investments or allowed them to roll off, given the high levels of liquidity on the balance sheet.
Net Interest Income
The Company’s net interest income for the year ended December 31, 2011 was $34.8 million, a decrease of $419,000 from the prior year. The modest drop in net interest income resulted primarily from a decrease in the Company's loan balances, but was offset by lower liability balances and rates paid on those liabilities. The net interest margin for the year ended December 31, 2011 improved to 4.02%, as compared to 3.77% for 2010 and 3.81% for 2009. However, declining asset yields in the latter part of 2011 and keen competition for loans are putting additional pressure on the Company's margin, a trend likely to continue in 2012. The Company will seek to mitigate this impact by converting its large cash position into higher yielding assets and continuing to drive down interest costs on its interest-bearing liabilities.
The following table provides information on net interest income for the past three years, setting forth average balances of interest-earning assets and interest-bearing liabilities, the interest income earned and interest expense recorded thereon and the resulting average yield-cost ratios.
Average Balance Sheets and Analysis of Net Interest Income

	For the Year Ended December 31, 2011
	Average Balance	Interest Income/ Expense	Average Yield/Cost
	(Dollars in thousands)
Loans receivable, net(1)	$552,409	$32,821	5.94%
Securities(2)	219,016	8,618	3.93%
Federal funds sold	95,461	218	0.23%
Total earning assets	866,886	41,657	4.81%
Cash and cash equivalents	18,979
Office property and equipment, net	38,988
Other assets	29,448
Total assets	$954,301
Time deposits of $100,000 or more	$120,305	$1,876	1.56%
Other interest-bearing deposits	458,374	2,532	0.55%
Short-term borrowings	91,241	1,043	1.14%
Other borrowed funds	39,227	1,361	3.47%
Total interest-bearing liabilities	709,147	6,812	0.96%
Non interest-bearing deposits	172,888
Other liabilities	12,395
Stockholders’ equity	59,871
Total liabilities and stockholders’ equity	$954,301
Net interest income		$34,845
Net interest margin			4.02%

Average Balance Sheets and Analysis of Net Interest Income

	For the Year Ended December 31, 2010
	Average Balance	Interest Income/ Expense	Average Yield/Cost
	(Dollars in thousands)
Loans receivable, net(1)	$632,761	$38,020	6.01%
Securities(2)	199,819	7,793	3.90%
Federal funds sold	102,109	236	0.23%
Total earning assets	934,689	46,049	4.93%
Cash and cash equivalents	19,526
Office property and equipment, net	41,293
Other assets	47,062
Total assets	$1,042,570
Time deposits of $100,000 or more	$146,314	$3,401	2.32%
Other interest-bearing deposits	498,297	4,345	0.87%
Short-term borrowings	99,246	2,005	2.02%
Other borrowed funds	49,046	1,034	2.11%
Total interest-bearing liabilities	792,903	10,785	1.36%
Non interest-bearing deposits	161,877
Other liabilities	9,238
Stockholders’ equity	78,552
Total liabilities and stockholders’ equity	$1,042,570
Net interest income		$35,264
Net interest margin			3.77%

Average Balance Sheets and Analysis of Net Interest Income

	For the Year Ended December 31, 2009
	Average Balance	Interest Income/ Expense	Average Yield/Cost
	(Dollars in thousands)
Loans receivable, net(1)	$736,568	$43,611	5.92%
Securities(2)	201,709	10,079	5.00%
Federal funds sold	50,387	177	0.35%
Total earning assets	988,664	53,867	5.45%
Cash and cash equivalents	19,084
Office property and equipment, net	43,238
Other assets	29,589
Total assets	$1,080,575
Time deposits of $100,000 or more	$166,852	$4,338	2.60%
Other interest-bearing deposits	500,880	8,001	1.60%
Short-term borrowings	122,507	2,347	1.92%
Other borrowed funds	32,900	1,484	4.51%
Total interest-bearing liabilities	823,139	16,170	1.96%
Non interest-bearing deposits	151,640
Other liabilities	3,011
Stockholders’ equity	102,785
Total liabilities and stockholders’ equity	$1,080,575
Net interest income		$37,697
Net interest margin			3.81%
_______________________________________

(1)	Non-accrual loans are included in the average balance, but interest on such loans is not recognized in interest income.

(2)	Municipal interest income is not presented on a tax-equivalent basis, and represents a small portion of total interest income.
The following rate/volume analysis depicts the increase (decrease) in net interest income attributable to: (1) volume fluctuations (change in average balance multiplied by prior period rate); (2) interest rate fluctuations (change in rate multiplied by prior period average balance); and (3) volume/rate (changes in rate multiplied by changes in volume) when compared to the preceding year.

Changes Due to Volume and Rate 2011 versus 2010

	Volume	Rate	Volume/ Rate	Total
	(Dollars in thousands)
Loans receivable, net	$(4,828)	$(425)	$54	$(5,199)
Securities	749	70	6	825
Federal funds sold	(15)	(3)	—	(18)
Total interest income	(4,094)	(358)	60	(4,392)
Time deposits of $100,000 or more	(605)	(1,119)	199	(1,525)
Other interest-bearing deposits	(348)	(1,592)	127	(1,813)
Borrowings	(452)	(203)	20	(635)
Total interest expense	(1,405)	(2,914)	346	(3,973)
Net interest income	$(2,689)	$2,556	$(286)	$(419)

Changes Due to Volume and Rate 2010 versus 2009

	Volume	Rate	Volume/ Rate	Total
	(Dollars in thousands)
Loans receivable, net	$(6,146)	$646	$(91)	$(5,591)
Securities	(94)	(2,212)	20	(2,286)
Federal funds sold	182	(61)	(62)	59
Total interest income	(6,058)	(1,627)	(133)	(7,818)
Time deposits of $100,000 or more	(534)	(460)	57	(937)
Other interest-earning deposits	(41)	(3,633)	18	(3,656)
Borrowings	282	(662)	(412)	(792)
Total interest expense	(293)	(4,755)	(337)	(5,385)
Net interest income	$(5,765)	$3,128	$204	$(2,433)
Net Interest Income — 2011 Compared to 2010
The Company’s net interest income decreased to $34.8 million in 2011 from $35.3 million in 2010. The net interest income change attributable to volume changes was an unfavorable $2.7 million from 2010 as the volume of higher yielding assets, particularly loans, decreased, offsetting positive changes in securities and in all interest-bearing liabilities. A $2.6 million positive impact from rate changes largely offset the negative volume changes, as the Company was again able to significantly reduce the cost of its interest bearing liabilities. The interplay between rate and volume factors resulted in a $286,000 reduction in net interest income for the period.
The yield on interest-earning assets decreased 0.12% in 2011 from 2010, while the cost of interest-bearing liabilities decreased 0.40% during the same period. The overall earning-asset yield was impacted by continued decreases in the Company's loan portfolio, which more than offset the impact from increasing securities balances. Rates paid on Fed Funds Sold and interest bearing cash equivalents (summarized hereafter as "Fed Funds Sold") remained between 0.00% and 0.25% throughout 2011, meaning that the $95.5 million in average Fed Funds Sold balances earned only minimal income.
The yield on the Company’s loans, at 5.94%, was down modestly from the prior year, as lower market rates and strong competition for quality borrowers continued to pressure yields, particularly in the latter half of the year. Interest reversals on non-accrual and other problem loans totaling $405,000 were much less of a factor in 2011, as the Company continued to successfully improve the quality of the credit portfolio. Problem loans include loans charged off directly or transferred to OREO. The securities portfolio yield improved slightly for the year, as overall prepayments on mortgage-backed securities were lower throughout most of 2011 and the Company invested in some higher yielding municipal securities earlier in the year. These numbers, however, mask lower reinvestment rates in the latter half of the year as market rates dropped again. Based on fourth quarter results and current market rates, the Company anticipates pressure on asset yields to continue at least through 2012. Management will seek to offset the negative impacts of this pressure by selectively growing the loan portfolio and investing its heavy cash position into higher-yielding investment securities.
Offsetting the pressure on interest income, the Company lowered its interest expense by $4.0 million or 37% in 2011. Overall, average interest-bearing liabilities decreased by $83.8 million as the reduction in assets created opportunities to pay down, release or convert higher cost interest-bearing liabilities. Active management strategies and low market rates reduced the average cost on its interest-bearing liabilities from 1.36% to 0.96% of average interest-bearing liabilities, while maintaining its solid relationship-based deposit base. The overall cost of interest-bearing deposits decreased from 1.20% to 0.76% and the cost of other borrowings and FHLB advances decreased from 2.05% to 1.84%. Average non-interest bearing deposits increased by $11 million and total non interest bearing demand deposits comprise 23% of the average deposit portfolio. This compares favorably to the Company's peers and provides a low-cost funding source in any interest-rate environment. Given its liquidity position and current market rates, the Company anticipates that it will continue to reduce interest expense in 2012 through lower CD pricing and the payoff of higher-rate wholesale funding.
Net Interest Income — 2010 Compared to 2009
The Company’s net interest income decreased to $35.3 million in 2010 from $37.7 million in 2009. The net interest income change attributable to volume changes was an unfavorable $5.8 million from 2009 as the volume of higher yielding assets, particularly loans, decreased significantly, overwhelming positive volume changes in interest bearing cash on the asset side and in time deposits, other interest bearing deposits and short-term borrowings. Overall, rate changes had a $3.1 million favorable impact on net interest income in 2010, as rate reductions on interest-bearing liabilities and positive rate impacts on the loan portfolio from lower non-accrual loans offset rate reductions in the Company’s securities portfolio. The separate volume and rate changes along with a $204,000 increase due to the interplay between rate and volume factors created the $2.4 million overall decrease in net interest income for 2010.
The yield on interest-earning assets decreased 0.52% in 2010 from 2009, while the cost of interest-bearing liabilities decreased 0.60% during the same period. The earning-asset yield was significantly impacted by the shift in the mix of Company assets from the higher-yielding loan portfolio to lower-yielding fixed income securities and interest-bearing cash, as a result of conservative liquidity management, lower loan demand, and aggressive problem asset resolution. Rates paid on Fed Funds Sold and interest-bearing cash remained between 0.00% and 0.25% throughout 2010, meaning that the $102.1 million in average interest bearing cash balances earned only minimal income.
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
The Company lowered its interest expense by $5.4 million or 33% during 2010. Active management strategies, low market rates, and decreased competition reduced the average cost on its interest-bearing liabilities from 1.96% to 1.36% of average interest-bearing liabilities. Its cost of interest-bearing deposits decreased from 1.85% to 1.20% and the cost of other borrowings and FHLB advances decreased from 2.47% to 2.05%.

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
The provision for losses on loans totaled $7.3 million for the year ended December 31, 2011, compared to a provision of $24.0 million for the year ended December 31, 2010. Net chargeoffs in 2011 totaled $7.1 million compared to $28.2 million for 2010. The following table summarizes provision and loan loss allowance activity for the periods indicated.

Trend Analysis of the Allowance for Loan Losses

	December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Balance Beginning January 1	$(12,455)	$(16,608)	$(16,433)	$(11,761)	$(9,837)
Charge-Offs
Commercial loans	1,366	10,603	5,037	1,486	886
Commercial real estate loans	2,594	5,610	3,194	186	8
Commercial construction loans	217	1,393	4,982	663	—
Land and land development loans	3,056	8,622	19,817	2,820	580
Agriculture loans	400	1,055	988	162	50
Multifamily loans	—	16	53	—	—
Residential loans	757	2,019	1,598	173	—
Residential construction loans	34	101	241	—	—
Consumer loans	624	490	1,001	703	520
Municipal loans	—	—	—	—	—
Total Charge-offs	9,048	29,909	36,911	6,193	2,044
Recoveries
Commercial loans	(755)	(628)	(144)	(53)	(34)
Commercial real estate loans	(293)	(311)	—	(1)	—
Commercial construction loans	(2)	(391)	(1)	—	—
Land and land development loans	(507)	(175)	(347)	(198)	—
Agriculture loans	(103)	(31)	—	—	(1)
Multifamily loans	—	—	—	—	—
Residential loans	(157)	(50)	(9)	—	(10)
Residential construction loans	—	—	—	—	—
Consumer loans	(176)	(158)	(256)	(229)	(30)
Municipal loans	—	—	—	—	—
Total Recoveries	(1,993)	(1,744)	(757)	(481)	(75)
Net Charge-offs	7,055	28,165	36,154	5,712	1,969
Transfers	—	—	—	—	3
Provision for losses on loans	(7,290)	(24,012)	(36,329)	(10,384)	(3,896)
Sale of loans	—	—	—	—	—
Balance at end of period	$(12,690)	$(12,455)	$(16,608)	$(16,433)	$(11,761)
Ratio of net charge-offs to loans outstanding	1.37%	4.89%	5.38%	0.75%	0.26%
Allowance — Unfunded Commitments
Balance Beginning January 1	$(17)	$(11)	$(13)	$(18)	$(482)
Adjustment	4	(6)	2	5	467
Transfers	—	—	—	—	(3)
Allowance — Unfunded Commitments at end of period	$(13)	$(17)	$(11)	$(13)	$(18)

Composition of the Loan Loss Allowance

	December 31
	2011	2010
	(Dollars in thousands)
FAS 5 Allocation	$6,439	$8,235
Impaired Allocation	6,251	4,220
Allowances for Loan Loss	$12,690	$12,455
The overall allowance was relatively stable in 2011, as loss provisioning closely matched net chargeoffs during the year. While economic conditions remained uncertain, the quality of the Company's credit portfolio improved significantly in 2011 as the Company's earlier aggressive resolution efforts paid dividends during the year in significant reductions in net chargeoffs. Still, credit conditions remain challenging and the Company continues to proactively manage its portfolio and allowance. The allowance ended the year at $12.7 million or 2.46% of total loans, as compared to 2.16% at the end of 2010. At December 31, 2011, the allowance for loan losses totaled 136.6% of non-performing loans (“NPLs”), up from 108.1% at year end 2010. The higher coverage of NPLs reflects a slightly higher reserve balance and continued reductions in NPLs during the course of 2011 as the Company resolved or liquidated these loans.
The allocation for specifically impaired loans ("FAS 114 loans") increased in 2011, reflecting increased reserves on several remaining larger loans that are still in workout status, but was offset by a reduction in the allocation to the non-specific loan pool ("FAS 5 pool"). When a loan is characterized as impaired, the Company performs a specific evaluation of the loan, focusing on potential future cash flows likely to be generated by the loan, current collateral values underlying the loan, and other factors such as government guarantees or guarantor support that may impact repayment. Based on this evaluation, it sets aside a specific reserve for this loan and/or charges down the loan to its net realizable value (selling price of collateral less estimated closing costs) if it is unlikely that the Company will receive any cash flow beyond the amount obtained from liquidation of the collateral. If the loan continues to be impaired, management periodically re-evaluates the loan for additional potential impairment, and charges it down or adds to reserves if appropriate.
The reduced allocation in the FAS 5 pool reflected lower overall loan portfolio levels and an improvement in the quality of the remaining loans. In calculating the reserve for this pool, management evaluates both regional and loan-specific historical loss trends to develop its base reserve level on a loan-by-loan basis. It then modifies those reserves by considering the risk grade of the loan, current economic conditions, the recent trend of defaults, trends in collateral values, underwriting and other loan management considerations, and unique market-specific factors such as water shortages or other natural phenomena. The 2011 ending allowance still reflected higher levels of problem assets and heightened concerns about current economic and market conditions. However, management believes that it has already incurred the most significant losses and reduced its concentrations in riskier assets, particularly its residential land and construction portfolio.
General trending information with respect to non-performing loans, non-performing assets, and other key portfolio metrics is as follows (dollars in thousands):

Credit Quality Trending

	At December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Loans past due in excess of 90 days and still accruing	$—	$66	$586	$913	$797
Non-accrual loans	9,292	11,451	18,468	26,365	5,569
Total non-performing loans (“NPLs”)	9,292	11,517	19,054	27,278	6,366
OREO	6,650	4,429	11,538	4,541	1,682
Total non-performing assets (“NPAs”)	$15,942	$15,946	$30,592	$31,819	$8,048
Classified loans (1)	$53,207	$54,085	$77,175	$53,847	$18,643
Troubled debt restructured loans (2)	$6,620	$4,838	$4,604	$13,424	$—
Total allowance related to non-accrual loans	$676	$1,192	$965	$6,856	$585
Interest income recorded on non-accrual loans (3)	$716	$848	$1,126	$1,193	$270
Non-accrual loans as a percentage of net loans receivable	1.85%	2.03%	2.82%	3.50%	0.74%
Total non-performing loans as a % of net loans receivable	1.85%	2.04%	2.91%	3.62%	0.84%
Allowance for loan losses (“ALLL”) as a percentage of non-performing loans	136.6%	108.1%	87.2%	60.2%	184.7%
Total NPAs as a % of total assets (4)	1.71%	1.59%	2.83%	2.88%	0.77%
Total NPAs as a % of tangible capital + ALLL (“Texas Ratio”) (4)	21.51%	22.30%	32.85%	27.75%	8.99%
Loan delinquency ratio (30 days and over)	0.28%	0.55%	1.06%	0.90%	0.40%
_______________________________________

(1)	Classified loan totals are inclusive of non-performing loans and may also include troubled debt restructured loans, depending on the grading of these restructured loans.

(2)	Includes accruing restructured loans of $3.1 million and non-accruing restructured loans of $3.5 million. No other funds are available for disbursement on restructured loans.

(3)	Interest income on non-accrual loans based on year-to-date interest totals

(4)	NPAs include both nonperforming loans and OREO.

The $2.2 million decrease in non-accrual loans from December 31, 2010 to December 31, 2011 reflected ongoing workout efforts by the Company's special assets team. This team continued to migrate properties through the collections process and made steady progress in reducing overall levels of non-accrual loans through multiple management strategies, including borrower workouts, individual asset sales to local and regional investors, and a limited number of bulk sales and auctions of like properties. NPAs were stable during the year and totaled 1.71% of total assets at year end, reflecting ongoing workout efforts offset by the addition of one large credit to the OREO portfolio during the year. NPAs reached their peak of $47.7 million in May 2009 and have trended down since then. While still elevated, these ratios compare favorably to the Company's peer groups, particularly in the northwest. Loan delinquencies (30 days or more past due) also declined to 0.28% from 0.55% of total loans at the end of December 31, 2010, reflecting stronger performance in the general loan portfolio. Loan delinquencies (30 days or more past due) reached their peak in April 2009 at a rate of 3.10%.

The following tables provide additional trending and geographical information on the Company’s NPAs:

Nonperforming Asset Trending By Category

	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010
	(Dollars in thousands)
Commercial loans	$3,686	$3,729	$4,400	$4,423	$3,859
Commercial real estate loans	2,786	4,312	3,440	4,935	4,354
Commercial construction loans	44	45	45	46	69
Land and land development loans	8,653	8,472	8,547	9,713	3,368
Agriculture loans	187	404	380	614	582
Multifamily loans	—	—	—	—	—
Residential real estate loans	567	601	1,344	2,181	3,213
Residential construction loans	2	18	20	111	112
Consumer loans	17	126	374	380	389
Total NPAs by Categories	$15,942	$17,707	$18,550	$22,403	$15,946
Nonperforming Assets by Location

NPAs by location December 31, 2011	North Idaho — Eastern Washington	Magic Valley Idaho	Boise Area	E. Oregon, SW Idaho Excluding Boise	Other	Total	% of Loan Type to Total Non-Performing Assets
	(Dollars in thousands)
Commercial loans	$3,030	$357	$252	$27	$20	$3,686	23.0%
Commercial real estate loans	841	131	332	238	1,244	2,786	17.5%
Commercial construction loans	44	—	—	—	—	44	0.3%
Land and land development loans	8,308	76	240	14	15	8,653	54.3%
Agriculture loans	—	36	66	53	32	187	1.2%
Multifamily loans	—	—	—	—	—	—	—%
Residential real estate loans	308	—	78	75	106	567	3.6%
Residential construction loans	2	—	—	—	—	2	—%
Consumer loans	15	—	—	—	2	17	0.1%
Total	$12,548	$600	$968	$407	$1,419	$15,942	100.0%
Percent of total NPAs	78.7%	3.8%	6.1%	2.5%	8.9%	100.0%
Percent of NPAs to total loans in each region(1)	4.3%	1.7%	1.7%	0.4%	5.0%	3.1%

NPAs by location December 31, 2010	North Idaho — Eastern Washington	Magic Valley Idaho	Boise Area	E. Oregon, SW Idaho Excluding Boise	Other	Total	% of Loan Type to Total Non-Performing Assets
	(Dollars in thousands)
Commercial loans	$2,927	$415	$135	$352	$30	$3,859	24.2%
Commercial real estate loans	1,714	46	453	413	1,728	4,354	27.3%
Commercial construction loans	69	—	—	—	—	69	0.4%
Land and land development loans	2,600	49	250	269	200	3,368	21.1%
Agriculture loans	—	—	157	22	403	582	3.7%
Multifamily loans	—	—	—	—	—	—	—%
Residential real estate loans	2,013	102	652	259	187	3,213	20.2%
Residential construction loans	112	—	—	—	—	112	0.7%
Consumer loans	386	3	—	—	—	389	2.4%
Total	$9,821	$615	$1,647	$1,315	$2,548	$15,946	100.0%
Percent of total NPAs	61.6%	3.9%	10.3%	8.2%	16.0%	100.0%
Percent of NPAs to total loans in each region(1)	3.0%	1.3%	2.5%	1.2%	9.7%	2.8%
______________________________________

(1)	NPAs include both nonperforming loans and OREO
Although land and land development loans still comprise the greatest proportion of NPA totals, the remaining exposure is substantially reduced, and one large relationship comprises the majority of the remaining NPA balance in this category. Residential and commercial real estate NPAs trended down, as the Company continues to work out the problem loans in these categories. The relatively small decline in commercial NPAs reflects ongoing weakness in the economy as many businesses continue to experience difficult market conditions.
The geographic distribution of NPAs generally correlates with the distribution of the overall loan portfolio, except that the percent of total NPAs in the “North Idaho -Eastern Washington region” is slightly higher than the percent of the loan portfolio in this region, and correspondingly, the percent of total NPAs in the “E. Oregon, SW Idaho excluding Boise” and “Magic Valley” regions are lower. This reflects generally stronger economic conditions in the southern Idaho markets outside Boise as a result of its agricultural base. The “Other” NPAs total is largely comprised of one commercial property in Nevada which is scheduled to be liquidated in first quarter 2012.
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
At December 31, 2011 and 2010, classified loans (loans with risk grades 6, 7 or 8) by loan type are as follows (dollars in thousands):

	December 31,
Classified Loans	2011	2010
Commercial loans	$12,259	$14,069
Commercial real estate loans	16,297	15,807
Commercial construction loans	748	7,832
Land and land development loans	8,418	8,040
Agriculture loans	2,927	2,380
Multifamily loans	6,609	—
Residential real estate loans	5,375	4,477
Residential construction loans	—	277
Consumer loans	574	1,203
Municipal loans	—	—
Total classified loans	$53,207	$54,085

Classified loans are loans for which management believes it may experience some problems in obtaining repayment under the contractual terms of the loan, and are inclusive of the Company’s non-accrual loans. However, categorizing a loan as classified does not necessarily mean that the Company will experience any or significant loss of expected principal or interest.
While still elevated, classified loans stabilized in 2011. The total balance of classified loans reached a peak of $96.2 million in July 2009, and has been reduced by 44.7% since then, as a result of the workout and disposition efforts of the Company’s special assets team. As a percentage of the Company’s net loans, classified loans reached a peak of 13.9% in November 2009, dropped to 11.8% of net loans at the end of 2009, and totaled 10.3% at the end of 2011.
Reflecting ongoing challenges in the Idaho economy during 2011, most classified loan categories were relatively unchanged. The one significant change was the shift from commercial construction loans to multifamily loans of one large residential condominium development that was completed during the year and is now being marketed. While the overall level of classified loans did not decrease significantly during the year as it did in 2010, management believes that the potential loss exposure from the current classified loans is significantly lower than in prior years. The remaining loans generally have stronger borrowers, healthier collateral positions and/or stronger guarantors than prior classified balances that were heavily dominated by more speculative land and construction loans.
As with NPAs, the geographical distribution of the Company’s classified loans reflects the distribution of the Company’s loan portfolio, with higher distributions in the “North Idaho/Eastern Washington” region, and decreased levels in southern Idaho. As noted above, the Company worked rapidly to reduce its exposure in the Greater Boise area, and the other southern Idaho regions have strong agri-business components. In general, the Company believes that its loss exposure to classified loans in northern Idaho and eastern Washington will be less, because of stronger, local borrower relationships and fewer speculative investments.
Local economies and real estate valuations continued to stabilize in 2011. However, economic conditions remain challenging and are likely to improve only slowly over the next couple years. As such, management believes that classified loans, non-performing assets, and credit losses will likely continue to decline in 2012, but remain at historically high levels as compared to the years prior to 2008. If this holds true, the Company’s allowance for loan losses would likely remain at higher levels than its historical experience prior to 2008 as well. Given market volatility and future uncertainties, management cannot assure nor guarantee the accuracy of these future forecasts.
Management continues to focus its efforts on managing down the level of non-performing assets, classified loans and delinquencies. It uses a variety of analytical tools and an integrated stress testing program involving both qualitative and quantitative modeling to assess the current and projected state of its credit portfolio. The results of this program are integrated with the Company’s capital and liquidity modeling programs to manage and mitigate future risk in these areas as well. In 2010 and again in 2011, the Company contracted with an independent loan review firm to further evaluate and provide independent analysis of its portfolio and make recommendations for portfolio management improvement. In particular, the reviews quantified and stratified the loans in the Bank’s portfolio based upon layered risk, product type, asset class, loans- to-one borrower, and geographic location. The purpose of the reviews was to provide an independent assessment of the potential imbedded risks and dollar exposure within the Bank’s loan portfolio. The scope of the original review included loans representing over 80% of the total loan portfolio and included specific asset evaluations and loss forecasts for the majority of the loan portfolio. The two reviews in 2011 were slightly smaller in scope, but still comprised almost 80% of the total portfolio. The firm employed seasoned financial and commercial lending personnel to complete the individual loan reviews. Based on its evaluation of both external and internal loan review results and a comparison of the 2010 and 2011 internal and external loss projections against actual losses, management does not believe that it needs to materially alter its 12-month forward loss projections. It has and continues to incorporate a number of the recommendations made by the review firm into its ongoing credit management process.
Other Income
The following table details dollar amount and percentage changes of certain categories of other income for the three years ended December 31.

	2011	% of	Percent Change	2010	% of	Percent Change	2009	% of
	Amount	Total	Prev. Yr	Amount	Total	Prev. Yr.	Amount	Total
	(Dollars in thousands)
Fees and service charges	$7,036	66%	(1)%	$7,133	65%	3%	$6,948	58%
Loan related fee income	2,202	21%	(28)%	3,061	28%	5%	2,913	24%
BOLI income	362	3%	(2)%	368	3%	2%	360	3%
Other-than-temporary credit impairment on investment securities	(145)	(1)%	(82)%	(828)	(8)%	(57)%	(526)	(4)%
Net gain (loss) on sale of securities	131	1%	(62)%	349	3%	(81)%	1,795	15%
Other income	1,039	10%	11%	941	9%	88%	501	4%
Total	$10,625	100%	(4)%	$11,024	100%	(8)%	$11,991	100%

Total other income was $10.6 million and $11.0 million for the twelve months ended December 31, 2011 and 2010, respectively, with the decrease largely resulting from decreases in loan related fee income and net securities gains. These were offset by lower other than temporary credit impairments on securities ("OTTI") during 2011.
Fees and service charges earned on deposit, trust and investment accounts continue to be the Company’s primary sources of other income. Fees and service charges for the twelve month period ended December 31, 2011 totaled $7.0 million versus $7.1 million for the same period last year. Continued reductions in overdraft charges resulting from new federal regulations that came into effect in July 2010 and July 2011 were largely offset by additional trust, investment services, and debit card income. The Company is evaluating new fee structures, enhancing its marketing of trust and investment services, and implementing additional training to enhance cross-selling of other services to offset these potential impacts.
Loan related fee income decreased by $859,000 for the twelve months ended December 31, 2011 compared to one year ago as a result of lower overall mortgage origination activity and a Company decision to retain more servicing, which reduces initial revenue, but creates an ongoing revenue stream. Mortgage activity picked up substantially in the fourth quarter, and the Company anticipates this to continue, at least for the first half of 2012. The Company has restructured its mortgage banking function to enhance origination volume and income, and continues to evaluate its cost structure to improve efficiency.
For the twelve-month period, gains on sales of securities totaled $131,000 in 2011 versus $349,000 in the same period of 2010. The Company sold one $10 million sub-investment grade security during the year and offset the losses on this sale with gains taken on the sale of a couple municipal loans. The credit loss on impaired securities decreased significantly in 2011, as defaults on mortgages backing the two OTTI securities stabilized during the year. The Company still has potential exposure to these two securities, but does not believe losses will return to levels seen in 2010.
Bank-owned life insurance (“BOLI”) income was relatively flat from the prior year as yields were stable and the Company did not purchase or liquidate BOLI assets. Other non-interest income increased $98,000, reflecting higher secured credit card contract income in 2011. Income from the secured credit card contract is expected to decrease in 2012 and may terminate at the end of the year, as a result of the sale of the credit card portfolio associated with this contract. The Company is evaluating various alternatives, including partnering with other card providers, to replace this income source in future years.
The decrease in other income from 2009 to 2010 of $967,000 reflected lower gains on sale of securities and higher credit loss impairment, offset by increases in trust, investment and debit card fees, mortgage revenue, and secured card contract income.

Operating Expenses
The following table details dollar amount and percentage changes of certain categories of other expense for the three years ended December 31, 2011.

	2011 Amount	% of Total	Percent Change Previous Year	2010 Amount	% of Total	Percent Change Previous Year	2009 Amount	% of Total
	(Dollars in thousands)
Salaries and employee benefits	$18,736	49%	(11)%	$20,950	38%	(7)%	$22,512	45%
Occupancy expense	6,879	18%	(5)%	7,240	13%	(4)%	7,515	15%
Advertising	677	2%	(33)%	1,010	2%	(25)%	1,351	3%
Fees and service charges	2,645	7%	1%	2,666	5%	(9)%	2,940	6%
Printing, postage and supplies	1,135	3%	(16)%	1,346	2%	—%	1,352	3%
Legal and accounting	1,521	4%	22%	1,244	2%	(28)%	1,734	3%
FDIC assessment	1,394	4%	(26)%	1,892	3%	(20)%	2,373	5%
OREO operations(1)	2,166	6%	(38)%	3,472	6%	(35)%	5,389	11%
Goodwill Impairment	—	—%	(100)%	11,662	22%	100%	—	—%
Other expense	3,177	7%	(7)%	3,412	7%	(24)%	4,464	9%
Total	$38,330	100%	(30)%	$54,894	100%	11%	$49,630	100%
_______________________________________

(1)	Amount includes chargedowns and gains/losses on sale of OREO
Operating expense for the twelve months ended December 31, 2011 totaled $38.3 million, a decrease of $16.6 million over the same period one year ago. Excluding the goodwill impairment charge taken by the Company in 2010, operating expenses on other categories decreased by $4.9 million, or 11.3%, from the prior year.

Salaries and employee benefits expense for the twelve months ended December 31, 2011 decreased $2.2 million, or 10.6% compared to the same period one year ago. Responding to slower forecasted revenue growth and changes in how people bank, the Company continued to implement restructuring plans in 2011 to align itself with projected future conditions. This resulted in a 20% reduction in staff during 2011. Severance costs paid as part of this staff reduction totaled $552,000 for 2011. Ongoing efforts to control compensation expense include centralizing and automating additional functions, reducing administrative overhead, and revamping our credit management process. At December 31, 2011, full-time-equivalent employees (FTE) totaled 280, compared with 349 at December 31, 2010 and 406 at December 31, 2009.

Occupancy expenses were $6.9 million for the twelve months ended December 31, 2011, a 5.0% decrease compared to December 31, 2010. The decrease from last year reflects lower hardware, software, and equipment purchasing activity, as previous infrastructure investments have enhanced efficiency and reduced the need for additional purchasing activity. The Company also consolidated administrative functions, which allowed it to reduce rent expense during the year. Continued centralization and cost reduction initiatives are anticipated to bring further improvement to this area over the next couple years.
The $333,000 decrease in advertising expense for the twelve month period ended December 31, 2011 compared to the same period one year ago is a result of reductions in general advertising and media expenses, as the need for broad advertising in the current market has been limited. The small decrease in fees and service charge expenses reflects lower collection and repossession expenses, offset by higher internet banking and debit card expenses. These expenses are expected to decline further as the Company's credit quality continues to improve and it begins initiatives to lower internet banking expense. The $211,000 decrease in printing, postage and supplies reflects lower postage and check printing expense as employees and customers increasingly convert to electronic options. Legal and accounting fees increased by $277,000 in 2011, largely as a result of fees paid for consulting services on the Company's restructuring efforts. These expenses will likely tail off in future years.
At $1.4 million, FDIC expense was down $498,000 or 26.3% from the twelve months ended December 31, 2011, reflecting both lower asset totals and changes in the assessment formula that are advantageous to community banks. The Company anticipates further reductions in the assessment in future years based on its current financial position, unless the FDIC changes the assessment formula or makes other changes that impact industry assessments.
OREO operations, related valuation adjustments and gain/loss on sale of OREO decreased by $1.3 million for the twelve month period over the same period last year. Although OREO balances were higher at year end 2011 than the prior year, more stable property values and a significant reduction in the number of properties transitioning through OREO resulted in lower expense for the year, a trend which should continue in future years.
As noted earlier, the Company recorded an $11.7 million goodwill impairment during 2010, reducing the balance of goodwill to zero. As a result, no additional goodwill impairment was recorded in 2011. The $235,000 reduction in other operating expenses reflected reduced courier, dues and travel expenses during the year. Management believes that it can continue to reduce expenses in these and other items that comprise this category.
The increase in operating expense in 2010 from 2009 reflected the goodwill impairment charge, which offset reductions in most other expense categories, as the Company implemented its cost reduction initiatives.
The Company’s efficiency ratio was 84.3% for the twelve months ended December 31, 2011, compared to 118.6% for the twelve months ended December 31, 2010. The Company will continue to execute strategies to reduce controllable expenses to improve efficiency. However, flat asset growth and net interest margin compression have hampered efficiency ratio gains. With economic conditions likely to remain challenging in the near future, the Company continues to lower both its interest and non-interest expense. Management anticipates that as it completes the action plans developed under prior initiatives and undertakes its new plans, the efficiency and expense ratios will improve. Stabilization and improvement in economic conditions in the future should also improve efficiency, as net interest income rebounds and credit-related costs subside.
Income Tax Provision
 Federal and state income tax benefits totaled $152,000 and $882,000 for the twelve months ended December 31, 2011 and 2010, respectively. The effective tax rates were (101.8%) and (2.7%) for the twelve months ended December 31, 2011 and 2010, respectively. At December 31, 2011, Intermountain again assessed whether it was more likely than not that it would realize the benefits of its deferred tax asset. Intermountain determined that the negative evidence associated with a three-year cumulative loss for the period ended December 31, 2011, and challenging economic conditions continued to outweigh the positive evidence. Therefore, Intermountain maintained a valuation allowance of $8.8 million against its deferred tax asset. The company analyzes the deferred tax asset on a quarterly basis and may recapture a portion or all of this allowance depending on future profitability. Including the valuation allowance, Intermountain had a net deferred tax asset of $13.2 million as of December 31, 2011, compared to a net deferred tax asset of $15.5 million as of December 31, 2010. The decrease in the net deferred tax asset is primarily due to the increase in the unrealized market value of the Company's investment securities.
During 2010, Intermountain determined that the negative evidence associated with a two-year cumulative loss and continued depressed economic conditions outweighed the existing positive evidence. Therefore, it established an initial valuation allowance of $7.4 million against its deferred tax asset in September 2010 and increased it by $1.4 million at the end of 2010.
Intermountain uses an estimate of future earnings and the potential impact of future tax planning strategies to determine whether or not the benefit of its net deferred tax asset will be realized. An estimate of potential future earnings is used to determine both the need for a valuation allowance and the size of the allowance. In conducting this analysis, management has assumed economic conditions will stabilize but continue to be challenging in 2012, followed by gradual improvement in the ensuing years. These assumptions are in line with both national and regional economic forecasts. As such, its estimates include elevated credit losses in 2012, but at lower levels than those experienced in 2009 through 2011, followed by improvement in ensuing years as the Company’s loan portfolio continues to turn over. It also assumes: (1) a compressed net interest margin in 2012, with gradual improvement in future years, as it is able to convert some of its cash position to higher yielding instruments; and (2) reductions in operating expenses as credit costs abate and its other cost reduction strategies continue.
The completion of the $47.3 million capital raise noted in the "Business Strategy & Opportunities" section above will trigger Internal Revenue Code Section 382 limitations on the amount of tax benefit from net operating losses and other carryforwards that the Company can claim annually. The Company is currently evaluating the potential impacts, the calculation of which is dependent on the level of market interest rates and the fair value of the Company's balance sheet at the time the capital raise closed. This evaluation is still in process and will likely not be known until the end of 2012. See Section 1A. Risk Factors.
Financial Position
Assets.  At December 31, 2011, Intermountain’s assets were $934 million, down $70.9 million from $1.01 billion at December 31, 2010. For the period ended December 31, 2011, the increases in investments available-for-sale were offset by decreases in loans receivable and cash equivalents. Given the challenging economic climate and the lack of quality borrowing demand, the Company continued to manage its balance sheet cautiously, reducing problem loans and using cash to pay off or otherwise reduce higher-rate liabilities.
Investments.  Intermountain’s total investment portfolio, including investments available for sale, investments held to maturity and FHLB stock, at December 31, 2011 was $237.5 million, an increase of $29.9 million from the December 31, 2010 balance of $207.6 million. The increase was primarily due to the purchase of $122.1 million in securities, including government agency mortgage-backed pools, collateralized mortgage obligations, and high-quality municipal bonds, as the Company sought to deploy some of its cash position in higher-yielding investments. These purchases were offset by the sale or call of $46.2 million in investment securities resulting in a $131,000 net pre-tax gain, and other principal reductions of $52.0 million. Given lower market rates during the year and expectations that these market conditions would continue for an extended period of time, the Company extended duration slightly during the year to enhance returns, but continued to protect the portfolio against rapidly rising rates by employing a barbell strategy in its purchases. Investing conditions are likely to remain challenging in 2012 as market competition and low rates depress investment yields and increase prices on the more attractive investment sectors. As of December 31, 2011, the balance of the unrealized gain on investment securities (including cumulative OTTI recognized through other comprehensive income), net of federal income taxes, was $2.7 million, compared to an unrealized loss at December 31, 2010 of $797,000. The unrealized gain for 2011 was caused by significant reductions in market interest rates during the year. The 2010 loss primarily reflected the impacts of illiquid markets on the pricing of some of the Company’s non-agency backed mortgage backed securities.
The Company currently holds two residential MBS, with an unpaid balance totaling $9.5 million that are determined to have other than temporary impairments (“OTTI”), as detailed in the table below:

	Principal Balance	Fair Value	Unrealized (Loss) Gain	Cumulative OTTI Credit Loss Recorded in Income	Cumulative OTTI Impairment Loss Recorded in OCI
Security 1	$2,114	$1,744	$435	$(947)	$(805)
Security 2	6,081	4,876	—	(552)	(1,206)
Total	$8,195	$6,620	$435	$(1,499)	$(2,011)

As indicated in the table above, impairment for these two securities totals $3.5 million, of which $1.5 million has been recorded as credit loss impairment in income and the remainder in other comprehensive income. The Company did not record additional credit loss impairment for Security 1 in 2011, but did record a $145,000 impairment for Security 2 during the year. At this time, the Company anticipates holding the two securities until their value is recovered or until maturity, and will continue to adjust its net income (loss) and other comprehensive income (loss) to reflect potential future credit loss impairments and the security’s market value. The Company calculated the credit loss charges against earnings by subtracting the estimated present value of future cash flows on the securities from their amortized cost less the total of previous credit loss impairment at the end of each period.
Loans Receivable.  At December 31, 2011 net loans receivable totaled $502.3 million, down $61.0 million or 10.8% from $563.2 million at December 31, 2010. The decrease reflected the payoff of one large participated credit, one large retirement credit, liquidation of problem credits, paydowns by business and agricultural customers reducing debt loads, and muted new loan demand.
The following table sets forth the composition of Intermountain’s loan portfolio at the dates indicated. Loan balances exclude deferred loan origination costs and fees and allowances for loan losses.

	December 31, 2011		December 31, 2010		December 31, 2009
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Commercial loans	$110,395	21.4	$122,656	21.3	$131,562	19.6
Commercial real estate loans	167,586	32.6	175,559	30.5	172,726	25.7
Commercial construction loans	6,335	1.2	17,951	3.1	45,581	6.8
Land and land development loans	38,499	7.5	60,962	10.6	88,604	13.2
Agriculture loans	81,316	15.8	87,364	15.2	110,256	16.4
Multifamily loans	26,038	5.1	26,417	4.6	18,067	2.7
Residential real estate loans	58,861	11.4	60,872	10.6	65,544	9.8
Residential construction loans	2,742	0.5	3,219	0.6	16,626	2.4
Consumer loans	11,847	2.3	14,095	2.4	18,287	2.7
Municipal loans	11,063	2.2	6,528	1.1	5,061	0.7
Total loans receivable	514,682	100.0	575,623	100.0	672,314	100.0
Allowance for losses on loans	(12,690)		(12,455)		(16,608)
Net deferred origination fees	260		60		(104)
Loans receivable, net	$502,252		$563,228		$655,602
Weighted average yield at end of period	5.69%		6.04%		6.15%

Land and land development loans experienced the largest decrease from 2010, reflecting ongoing liquidation activity and minimal new production activity in this category. The refinance of several larger loans from the construction portfolio into term commercial real estate loans generated the decline in commercial construction loans. Reductions in commercial and commercial real estate balances primarily reflect muted quality loan demand as a result of cautious potential borrowers, lack of equity in available collateral, and tighter underwriting and appraisal restrictions. In contrast, the reduction in agricultural balances reflects unusually strong agricultural markets, which are allowing farmers to borrow less and pay down other debt. Multifamily and municipal loans were either stable or up, reflecting moderately higher levels of activity in these sectors.
The commercial portfolio is diversified by industry with a variety of small business customers that have held up relatively well during this economic downturn. As slow economic conditions continue, however, the Company continues to experience a moderate increase in stress in this portfolio. Most of the commercial credits are smaller, however, and Intermountain carries a higher proportion of SBA and USDA guaranteed loans than many of its peers, reducing the overall risk in this portfolio. Commercial customers continue to watch economic conditions very closely, and although there are signs of increased activity in some sectors, they generally remain cautious in the current market, delaying expansionary efforts, paying down debt, and limiting borrowing activity.
The commercial real estate portfolio is also well-diversified and consists of a mix of owner and non-owner occupied properties, with relatively few true non-owner-occupied investment properties. The Company has lower concentrations in this segment than most of its peers, and has underwritten these properties cautiously. In particular, it has limited exposure to speculative investment office buildings and retail strip malls, two of the higher risk segments in this category. While tough economic conditions continue to heighten the risk in this portfolio, it continues to perform well with relatively low delinquency and loss rates. The Company believes it has some opportunity to increase prudent lending in this area and did fund some new activity during 2011, as real estate valuations have decreased and remaining borrowers are likely to have stronger credit profiles.
The following table provides additional information on the Company’s commercial real estate portfolio:

Commercial Real Estate by Property Types	December 31, 2011		December 31, 2010
	(Dollars in thousands)
Condominiums	$2,050	1.1%	$2,321	1.1%
Office	33,353	17.2	38,528	19.1
Industrial warehouse	26,972	13.9	25,911	12.8
Storage units	6,087	3.1	6,782	3.4
Retail	18,948	9.8	10,722	5.3
Restaurants	5,850	3.0	6,114	3.0
Land and land development	7,953	4.1	7,859	3.9
Other commercial	12,601	6.5	16,562	8.2
Health care	16,025	8.3	12,486	6.2
Religious facilities	1,748	0.9	1,758	0.9
Gas stations & convenience stores	5,125	2.6	5,818	2.9
Auto R/E (car lot, wash, repair)	2,104	1.1	2,290	1.1
Hotel/Motel	1,875	1.0	2,546	1.3
Miscellaneous	26,895	14.0	35,862	17.7
Total Commercial Real Estate loans	167,586	86.6%	175,559	86.9%
Multifamily	26,038	13.4	26,417	13.1
Total Commercial Real Estate and Multifamily Loans	$193,624	100.0%	$201,976	100.0%
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

High unemployment and decreased asset values continue to challenge Intermountain’s customers and its loan portfolios. Economic conditions and property values remain volatile, but do not appear to be worsening now in most of the Company's markets. Management believes that its underwriting standards and aggressive identification and management of credit problems are having a positive impact on its credit portfolios. Losses are likely to remain elevated for 2012, but at lower levels than in 2009 through 2011, with continued improvement in subsequent years.
Geographic Distribution
As of December 31, 2011, the Company’s loan portfolio by loan type and geographical market area was:

Loan Portfolio by Location	North Idaho — Eastern Washington	Magic Valley Idaho	Greater Boise Area	E. Oregon, SW Idaho, excluding Boise	Other	Total	% of Loan type to total loans
	(Dollars in thousands)
Commercial loans	$75,677	$6,785	$7,686	$18,498	$1,749	$110,395	21.4%
Commercial real estate loans	114,211	11,763	14,242	15,692	11,678	167,586	32.6%
Commercial construction loans	2,964	3,137	74	—	160	6,335	1.2%
Land and land development loans	28,844	2,229	5,095	1,202	1,129	38,499	7.5%
Agriculture loans	1,168	4,097	17,237	57,154	1,660	81,316	15.8%
Multifamily loans	10,378	—	7,299	—	8,361	26,038	5.1%
Residential real estate loans	39,610	5,031	3,273	7,723	3,224	58,861	11.4%
Residential construction loans	2,742	—	—	—	—	2,742	0.5%
Consumer loans	6,745	1,176	1,082	2,605	239	11,847	2.3%
Municipal loans	9,592	1,471	—	—	—	11,063	2.2%
Total	$291,931	$35,689	$55,988	$102,874	$28,200	$514,682	100.0%
Percent of total loans in geographic area	56.7%	6.9%	10.9%	20.0%	5.5%	100.0%
Percent of total loans where real estate is the primary collateral	68.2%	67.2%	57.2%	36.4%	87.9%	61.7%

As of December 31, 2010, the Bank’s loan portfolio by loan type and geographical market area was:

Loan Portfolio by Location	North Idaho — Eastern Washington	Magic Valley Idaho	Greater Boise Area	E. Oregon, SW Idaho, excluding Boise	Other	Total	% of Loan type to total loans
	(Dollars in thousands)
Commercial loans	$81,916	$9,572	$10,747	$18,865	$1,556	$122,656	21.3%
Commercial real estate loans	115,721	14,536	18,295	17,465	9,542	175,559	30.5%
Commercial construction loans	6,738	3,070	8,143	—	—	17,951	3.1%
Land and land development loans	47,197	4,421	5,944	1,904	1,496	60,962	10.6%
Agriculture loans	1,609	7,302	16,754	59,575	2,124	87,364	15.2%
Multifamily loans	18,205	—	725	—	7,487	26,417	4.6%
Residential real estate loans	39,482	5,795	3,582	8,248	3,765	60,872	10.6%
Residential construction loans	2,594	287	7	331	—	3,219	0.6%
Consumer loans	7,802	1,580	1,318	2,960	435	14,095	2.4%
Municipal loans	4,955	1,573	—	—	—	6,528	1.1%
Total	$326,219	$48,136	$65,515	$109,348	$26,405	$575,623	100.0%
Percent of total loans in geographic area	56.4%	8.4%	11.5%	19.1%	4.6%	100.0%
Percent of total loans where real estate is the primary collateral	70.6%	64.5%	59.5%	40.2%	85.4%	63.7%
As illustrated, 57% of the Company’s loans are in north Idaho and eastern Washington, with the next highest percentage in the rural markets of southwest Idaho outside of Boise. Economic trends and real estate valuations have worsened in these market areas, but portfolio loss rates have still been lower than those experienced earlier in Boise or other areas of the country. This reflects the differing economies in these areas, generally more conservative lending and borrowing norms, longer-term customers, and more restrained building and development activity. The southwest Idaho and Magic Valley markets are largely agricultural areas which have not seen levels of price appreciation or depreciation as steep as other areas over the last few years. The “Other” category noted above largely represents loans made to local borrowers where the collateral is located outside the Company’s communities. The mix in this category is relatively diverse, with the highest proportions in Oregon, Washington, California, Nevada and Arizona, but no single state comprising more than 2.3% of the total loan portfolio.
Participation loans where Intermountain purchased part of the loan and was not the lead bank totaled $13.6 million at December 31, 2011. $6.6 million of the total is a condominium project in Boise that is currently classified, but is being managed very closely, and for which no loss is expected. The remaining loans are all within the Company’s footprint and management believes they do not present significant risk at this time.
The following table sets forth the composition of Intermountain’s loan originations for the periods indicated.

	Twelve Months Ended December 31,
	2011	2010	% Change
	(Dollars in thousands)
Commercial loans	$63,847	$75,873	(15.9)%
Commercial real estate loans	20,238	24,006	(15.7)%
Commercial construction loans	2,661	9,960	(73.3)%
Land and land development loans	2,795	4,851	(42.4)%
Agriculture loans	60,429	65,459	(7.7)%
Multifamily loans	—	52	(100.0)%
Residential real estate loans	58,682	71,757	(18.2)%
Residential construction loans	3,510	5,843	(39.9)%
Consumer	6,022	6,961	(13.5)%
Municipal	17,033	2,660	540.3%
Total loans originated	$235,217	$267,422	(12.0)%

2011 origination activity continues to reflect the muted borrowing demand from virtually all sectors in the current environment, as potential borrowers remain very cautious about pursuing new real estate purchase, expansion or construction activities, and as agricultural customers experience strong cash flows. Extreme market volatility and concern over US deficits and the European debt crisis had a particularly large impact in mid-year, as potential borrowers reacted to the uncertainty by canceling or delaying new borrowing activity. Optimism and activity ticked up slightly in the fourth quarter, spurred by low interest rates and an improving job picture. The increase in municipal activity primarily reflects financing for critical sewer and water services. Origination activity in 2012 is likely to improve from 2011 totals, but will still be under pressure from slow economic and employment growth and aggressive industry competition for strong borrowers. Those banks that have low-cost funding structures and strong relationship networks will perform relatively better in this environment.
Office Properties and Equipment.  Office properties and equipment decreased 6.4% to $37.7 million, due primarily to depreciation recorded for 2011. Reflecting efficiencies gained from prior infrastructure investments and a slow growth economy, the Company has continued to manage its hardware, software and equipment purchases carefully.
Other Real Estate Owned.  Other real estate owned increased by $2.2 million to $6.7 million at December 31, 2011, largely as a result of the addition of one large land development property. In 2011, the Company sold 63 properties totaling $6.4 million, wrote off $922,000 and added 29 properties totaling $9.6 million. A total of 13 properties remained in the OREO portfolio at quarter end, consisting of $6.0 million in construction and land development properties, $482,000 in commercial real estate properties and $166,000 in residential real estate.

The following tables provide additional trending information about the OREO portfolio.

Other Real Estate Owned Activity

	2011	2010	2009	2008
	(Dollars in thousands)
Balance, beginning of period, January 1	$4,429	$11,538	$4,541	$1,682
Additions to OREO	9,572	8,946	20,789	4,092
Proceeds from sale of OREO	(6,429)	(13,442)	(9,830)	(474)
OREO valuation adjustments in the period(1)	(922)	(2,613)	(3,962)	(759)
Balance, end of period, December 31	$6,650	$4,429	$11,538	$4,541
_______________________________________

(1)	Amount includes chargedowns and gains/losses on sale of OREO
Other Real Estate Owned Quarterly Activity

	Dec 2011	Sept 2011	Jun 2011	Mar 2011	Dec 2010
	(Dollars in thousands)
Balance, beginning of period	$7,378	$7,818	$3,686	$4,429	$6,424
Additions to OREO	660	797	7,226	888	2,365
Proceeds from sale of OREO	(1,295)	(734)	(3,130)	(1,270)	(4,042)
OREO valuation adjustments in the period(1)	(93)	(503)	36	(361)	(318)
Balance, end of period	$6,650	$7,378	$7,818	$3,686	$4,429
_______________________________________

(1)	Amount includes chargedowns and gains/losses on sale of OREO

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
Deferred Tax Asset.  At December 31, 2011, the Company’s deferred tax asset, net of the valuation allowance noted above, totaled $13.2 million, down from $15.3 million at the prior year end. The deferred tax asset included $16.5 million in net operating loss carry forwards and $7.3 million in temporary timing differences. At December 31, 2011, Intermountain assessed whether it was more-likely-than-not that it would realize the benefits of its deferred tax asset. Intermountain determined that the negative evidence associated with a three-year cumulative loss for the period ending December 31, 2011, and the continued uncertain economic conditions outweighed the positive evidence. Therefore, Intermountain maintained a valuation allowance of $8.8 million against its deferred tax asset. See the Income Tax Provision section above for more information.
BOLI and All Other Assets. Bank-owned life insurance (“BOLI”) and other assets decreased slightly to $21.5 million at December 31, 2011 from $22.4 million at December 31, 2010. Accrued interest receivable and prepaid items comprise the bulk of the remainder of these assets.
Deposits. Total deposits decreased $49.5 million to $729.4 million at December 31, 2011 from $778.8 million at December 31, 2010. The decrease reflected a combination of limited Company need for additional funding, a focused effort to lower interest expense, conversion of CD balances into non-FDIC insured investments through the Company's trust and investment division, and increased usage of funds by some of the Company's customers to reduce debt. The Company continues to focus on managing relationship customers closely, lowering its cost of funds, and moving CD customers seeking higher yields into our investment products.
The following table sets forth the composition of Intermountain’s deposits at the dates indicated.

	December 31, 2011		December 31, 2010
	Amount	%	Amount	%
	(Dollars in thousands)
Non-interest bearing demand accounts	$190,074	26.1%	$168,519	21.6%
NOW and money market 0.0% to 4.65%	308,713	42.3%	327,891	42.1%
Savings and IRA 0.0% to 5.50%	73,493	10.1%	75,387	9.7%
Certificate of deposit accounts (CDs)	59,199	8.1%	79,533	10.2%
Jumbo CDs	56,177	7.7%	77,685	10.0%
Brokered CDs	37,000	5.1%	40,899	5.3%
CDARS CDs to local customers	4,717	0.6%	8,919	1.1%
Total deposits	$729,373	100.0%	$778,833	100.0%
Weighted average interest rate on certificates of deposit		1.2%		1.7%
Core Deposits as a percentage of total deposits (1)		86.2%		83.2%
Deposits generated from the Company’s market area as a % of total deposits		94.9%		94.8%
_______________________________________

(1)	Core deposits consist of non-interest bearing checking, money market checking, savings accounts, and certificate of deposit accounts of less than $100,000.
Non-interest bearing demand deposits increased by $21.6 million, or 12.8%, and now comprise 26.1% of the Company's total deposits. NOW and money market deposits totaled $308.7 million or 42.3% of the deposit base. The reduction in these balances from the prior year end reflects planned collateralized deposit runoff and the movement of public deposits into either repurchase agreements or other investment alternatives as a result of FDIC coverage changes at the end of 2010. Overall, lower cost transaction account deposits comprised 68.4% of total deposits at December 31, 2011, up from 63.7% a year ago. All categories of CD deposits continued to decline, both in absolute terms and as a percent of the overall portfolio, reflecting the Company's ongoing strategy to reduce funding costs and build core deposits.
The Company’s strong local, core funding base, high percentage of checking, money market and savings balances and careful management of its brokered CD funding provide lower-cost, more reliable funding to the Company than most of its peers and add to the liquidity strength of the Bank. Maintaining the local funding base at a reasonable cost remains a critical priority for the Company’s management and production staff. The Company uses a combination of proactive branch staff efforts and a dedicated team of business sales specialists to target low-cost deposit balances. It emphasizes personalized service, local community involvement and targeted campaigns to generate deposits, rather than media campaigns or advertised rate specials.
Deposits by location are as follows (dollars in thousands):

Deposits by Location	December 31, 2011	% of total deposits	December 31, 2010	% of total deposits
North Idaho — Eastern Washington	$351,643	48.2%	$374,173	48.0%
Magic Valley Idaho	65,629	9.0%	68,870	8.8%
Greater Boise Area	70,094	9.6%	79,697	10.2%
Southwest Idaho — Oregon, excluding Boise	154,446	21.2%	165,505	21.3%
Administration, Secured Savings	87,561	12.0%	90,588	11.7%
Total	$729,373	100.0%	$778,833	100.0%

The Company attempts to, and has been successful in balancing loan and deposit growth in each of the market areas it serves. Northern Idaho and eastern Washington deposits currently exceed those in the Company’s southern Idaho and eastern Oregon markets as a result of its longer history in these markets. The Company’s deposit market share has grown significantly since 2000, and it now ranks third in overall market share in its core markets. Intermountain is the deposit market share leader in five of the eleven counties in which it operates.
Borrowings.  Deposit accounts are Intermountain’s primary source of funds. Intermountain also relies upon advances from the Federal Home Loan Bank of Seattle, repurchase agreements and other borrowings to supplement its funding, reduce its overall cost of funds, and to meet deposit withdrawal requirements. These borrowings totaled $130.6 million and $155.6 million at December 31, 2011 and December 31, 2010, respectively. The balance at December 31, 2011 consisted of $29.0 million in advances from the FHLB, $85.1 million in repurchase agreements to local municipal customers as part of strong customer relationships, and $16.5 million in trust preferred securities. The decrease from the prior year end resulted from repaying a $5.0 million FHLB advance and a $30.0 million structured repurchase agreement, but was partially offset by increases in local municipal repurchase balances.
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
Additionally, the extent to which borrowers prepay loans is affected by prevailing interest rates. When interest rates increase, borrowers are less likely to prepay loans. When interest rates decrease, borrowers are generally more likely to prepay loans. Prepayment speeds accelerated in 2009, most of 2010 and the final quarter of 2011, as borrowers refinanced into lower rates, paid down debt to improve their financial position, or liquidated assets as part of problem loan work-out strategies. Prepayments may affect the levels of loans retained in an institution’s portfolio, as well as its net interest income. Prepayments on loans and mortgage-backed securities are likely to accelerate in the first half of 2012 as a result of continuing low interest rates and government-sponsored refinance programs, but will likely stabilize or slow thereafter, particularly when the economy improves and rates begin rising.
On the liability side, Intermountain seeks to manage its interest rate risk exposure by maintaining a relatively high percentage of non-interest bearing demand deposits, interest-bearing demand deposits, savings and money market accounts. These instruments tend to lag changes in market rates and may afford the Bank more protection in increasing interest rate environments than other short-term borrowings, but can also be changed relatively quickly in a declining rate environment. The Bank utilizes various deposit pricing strategies and other borrowing sources to manage its rate risk. As noted above, the duration of the Company’s liabilities has generally shortened over the past 2 years, as customers have preferred shorter-term deposit products and the Company has not replaced longer-term brokered and wholesale funding instruments as they have come due.
Intermountain maintains an asset and liability management program intended to manage net interest income through interest rate cycles and to protect its income by controlling its exposure to changing interest rates. As part of this program, Intermountain uses a simulation model designed to measure the sensitivity of net interest income and net income to changes in interest rates. This simulation model is designed to enable Intermountain to generate a forecast of net interest income and net income given various interest rate forecasts and alternative strategies. The model is also designed to measure the anticipated impact that prepayment risk, basis risk, customer maturity preferences, volumes of new business and changes in the relationship between long-term and short-term interest rates have on the performance of Intermountain. The results of modeling indicate that the estimated impact of changing rates on net interest income in a 100 and 300 basis point upward adjustment are within the guidelines established by management. The estimated impact of changing rates on net interest income in a 100 basis point downward adjustment in market interest rates is just outside of the Company's guidelines over a 12-month and 24-month forward looking period. The impacts of changing rates on the Company's modeled economic value of equity are also within the Company's guidelines and reflect a minimum risk profile. The current scenario analysis for net income has been impacted by the unusual current and prior year operating results of the Company, which increases the impact of both upward and downward adjustments on the percentage increase and decrease. Given this, management has tended to place more reliance on the net interest income and economic value of equity modeling.
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
Deposits decreased to $729.3 million at December 31, 2011 from $778.8 million at December 31, 2010, with the largest decreases in CD balances. Repurchase agreements decreased by $20.0 million, reflecting the planned payoff of a $30 million structured repurchase agreement in July and moderate fluctuations in municipal repurchase activity. Decreases in loans and cash and cash equivalents offset the largely planned reductions in deposits and a planned deployment of cash into higher yielding investment securities, which cumulatively resulted in a decrease of $37.5 million in the Company’s unrestricted cash position at December 31, 2011 from year end, 2010.
During the year ended December 31, 2011, cash used by investing activities consisted primarily of the purchase of available-for-sale investment securities, partially offset by calls and sales of investment securities and paydowns on the Company's mortgage-backed security portfolio. During the same period, cash used by financing activities consisted primarily of decreases in deposits and repurchase agreements.
Securities sold subject to repurchase agreements totaled $85.1 million at December 31, 2011. These borrowings are required to be collateralized by investments with a market value exceeding the face value of the borrowings. Under certain circumstances, Intermountain could be required to pledge additional securities or reduce the borrowings.
Intermountain’s credit line with FHLB Seattle provides for borrowings up to a percentage of its total assets subject to general collateralization requirements. At December 31, 2011, the Company’s FHLB Seattle credit line represented a total borrowing capacity of approximately $100.3 million, of which $31.1 million was being utilized. Additional collateralized funding availability at the Federal Reserve totaled $23.0 million. Both of these collateral secured lines could be expanded more with the placement of additional collateral. Overnight-unsecured borrowing lines have been established at US Bank and Pacific Coast Bankers Bank (“PCBB”). At December 31, 2011, the Company had approximately $35.0 million of overnight funding available from its unsecured correspondent banking sources.
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
Liquidity for the parent Company depends substantially on dividends from the Bank. As discussed more fully in “Risk Factors”, the Bank is currently prohibited from paying dividends to the parent Company without prior regulatory approval. The other primary sources of liquidity for the Parent Company are capital or borrowings. In January 2012, the Company successfully completed a private capital raise, which netted approximately $42 million in additional funds. The Company immediately transferred $30 million of the funds to the subsidiary Bank, resulting in increased liquidity for both the Bank and the parent company. Management projects that available resources will be sufficient to meet the parent Company’s projected funding needs for quite some time, and is pursuing an additional $8.7 million in capital in a shareholder rights offering in spring 2012, as noted in the “Capital Resources” section below.
Capital Resources
Intermountain’s total stockholders’ equity was $61.6 million at December 31, 2011, compared with $59.4 million at

December 31, 2010. The increase in total stockholders’ equity reflected improvements in the unrealized gain on securities. Stockholders’ equity was 6.6% of total assets at December 31, 2011 and 5.9% at December 31, 2010. Tangible stockholders’ equity as a percentage of tangible assets was 6.6% for December 31, 2011 and 5.9% for December 31, 2010. Tangible common equity as a percentage of tangible assets was 3.8% for December 31, 2011 and 3.3% for December 31, 2010.
At December 31, 2011, Intermountain had unrealized gains of $2.7 million (including cumulative OTTI recognized through other comprehensive income), net of related income taxes, on investments classified as available-for-sale and $330,000 in unrealized losses on cash flow hedges, net of related income taxes, as compared to unrealized losses of $797,000, net of related income taxes, on investments classified as available-for-sale and $432,000 unrealized losses on cash flow hedges at December 31, 2010. Improvements in market valuations for most of its agency-guaranteed and municipal securities produced the improvement since 2010. Fluctuations in prevailing interest rates and turmoil in global debt markets continue to cause volatility in this component of accumulated comprehensive loss in stockholders’ equity and will likely continue to do so in future periods.
On January 23, 2012, the Company announced that it had successfully closed a $47.3 million private capital raise led by Castle Creek Capital Partners IV, L.P. ("Castle Creek") and affiliates of Stadium Capital Management, LLC ("Stadium") through the issuance and sale of shares of common stock at $1.00 per share and a newly-created mandatorily convertible series of preferred stock which will automatically convert into shares of a new series of non-voting common stock at a conversion price of $1.00 upon shareholder approval of such non-voting common stock. The Company also issued to each of Castle Creek and Stadium, for no additional consideration, warrants to purchase 850,000 shares of non-voting common stock at $1.00 per share.
The Company also plans to conduct a rights offering in the spring of 2012 that will allow existing shareholders to purchase common shares at the same purchase price per share as the private placement investors. Certain private placement investors have agreed, subject to applicable regulatory limitations, to purchase shares that any existing shareholders do not purchase in the rights offering. It anticipates raising up to $8.7 million in this offering.
The Company expects to use the proceeds from the capital raise and the planned rights offering to strengthen its balance sheet, reinvest in its communities and for other general corporate purposes.
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
Intermountain issued and has outstanding $16.5 million of Trust Preferred Securities. The indenture governing the Trust Preferred Securities limits the ability of Intermountain under certain circumstances to pay dividends or to make other capital distributions. The Trust Preferred Securities are treated as debt of Intermountain. These Trust Preferred Securities can be called for redemption by the Company at 100% of the aggregate principal plus accrued and unpaid interest. See Note 9 of “Notes to Consolidated Financial Statements.”
Intermountain and the Bank are required by applicable regulations to maintain certain minimum capital levels and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier I capital to average assets. Intermountain and the Bank plan to maintain their capital resources and regulatory capital ratios through the retention of earnings and the management of the level and mix of assets. At December 31, 2011, Intermountain exceeded the minimum published regulatory capital requirements to be considered “well-capitalized” pursuant to Federal Financial Institutions Examination Council “FFIEC” regulations. However, the Bank executed an informal agreement with its primary regulators in the first quarter of 2010 which among other conditions, requires the Bank to increase its capital by $30 million by June 16, 2010 and maintain a 10% Tier 1 capital to average assets ratio. Although the Company was not able to meet the capital requirement by the June 16, 2010 deadline, the downstream of $30 million in funds to the Bank as a result of the January 2012 capital raise noted above satisfies this condition of the agreement, and results in regulatory capital ratios that compare favorably to most of its peer group.

	Actual		Capital Requirements		Published Well-Capitalized Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2011
Total capital (to risk-weighted assets):
The Company	$74,807	12.58%	$47,587	8%	$59,484	10%
Panhandle State Bank	81,614	13.74%	47,524	8%	59,405	10%
Tier I capital (to risk-weighted assets):
The Company	67,316	11.32%	23,793	4%	35,690	6%
Panhandle State Bank	74,123	12.48%	23,762	4%	35,643	6%
Tier I capital (to average assets):
The Company	67,316	7.32%	36,775	4%	45,968	5%
Panhandle State Bank	74,123	8.07%	36,723	4%	45,904	5%
As of December 31, 2010
Total capital (to risk-weighted assets):
The Company	$76,090	11.32%	$53,766	8%	$67,207	10%
Panhandle State Bank	80,251	11.94%	53,767	8%	67,209	10%
Tier I capital (to risk-weighted assets):
The Company	67,639	10.06%	26,883	4%	40,324	6%
Panhandle State Bank	71,800	10.68%	26,884	4%	40,325	6%
Tier I capital (to average assets):
The Company	67,639	6.84%	39,535	4%	49,419	5%
Panhandle State Bank	71,800	7.26%	39,535	4%	49,419	5%

On a pro forma basis, using December 31, 2011 capital, average asset and risk-weighted balances as the base, the net increase in capital from the successfully completed private equity offering and the anticipated completion of the rights offering results in the totals and ratios in the following table. The pro forma information provided below assumes that no additional capital will be received as a result of the exercise of the warrants, since the warrants have a “cashless” exercise feature permitting the warrant holders to pay the exercise price in shares.  However, if the warrants were exercised in full for cash, we would receive an additional $1.7 million in capital.

Pro Forma Regulatory Capital Ratios
(Unaudited)
As of December 31, 2011
(Dollars in thousands)

	As	Adjustments from Initial Private Placements		Adjustments from Rights Offering
	Reported	(1) (4)	Subtotal	(2)	Pro Forma
INTERMOUNTAIN COMMUNITY BANCORP:
Tier 1 Capital	$67,316	$42,159	$109,475	$8,334	$117,809
Tier 2 Capital	7,491		7,491		7,491
Total Risk-Based Capital	74,807	42,159	116,966	8,334	125,300
Average Assets for Leverage Capital	919,365	42,159	961,524	8,334	969,858
Total Risk Weighted Assets (3)	594,836		594,836		594,836
Tier 1 Capital/Average Assets (Leverage Ratio)	7.32%		11.39%		12.15%
Tier 1 Capital to Risk-Weighted Assets	11.32%		18.4%		19.81%
Total Risk-Based Capital to Risk-Weighted Assets	12.58%		19.66%		21.06%

PANHANDLE STATE BANK:
Tier 1 Capital	$74,123	$30,000	$104,123		$104,123
Tier 2 Capital	7,491		7,491		7,491
Total Risk-Based Capital	81,614	30,000	111,614		111,614
Average Assets for Leverage Capital	918,086	30,000	948,086		948,086
Total Risk Weighted Assets (3)	594,049		594,049		594,049
Tier 1 Capital/Average Assets (Leverage Ratio)	8.07%		10.98%		10.98%
Tier 1 Capital to Risk-Weighted Assets	12.48%		17.53%		17.53%
Total Risk-Based Capital to Risk-Weighted Assets	13.74%		18.79%		18.79%

1) Reflects the issuance and sale on January 23, 2012, of 12,350,352 shares of Common Stock at $1.00 per share, 698,993 shares of Series B Preferred Stock at $50.00 per share which are initially convertible into 34,949,648 shares of Non-Voting Common Stock at $1.00 per share with net proceeds to the Company of approximately $42.2 million after deducting placement agent fees and other estimated transaction expenses paid by the Company.

2) Reflects the proposed issuance and sale of 8,700,000 shares of Common Stock at $1.00 per share. Net proceeds to the Company are estimated to be approximately $8.3 million after deducting estimated transaction expenses paid by the Company, which takes into account potential placement agent fees in the event shares are sold in private placements to investors who have agreed to purchase shares not subscribed in the rights offering. Although the agreements require certain investors in the private offering to purchase shares not subscribed in the rights offering, regulatory ownership restrictions may result in the Company raising less than the $8.7 million indicated in gross proceeds and $8.3 million in net proceeds.

3) Assumes proceeds from the capital raise will initially be placed in cash and cash equivalents with the Federal Reserve Bank. Assets held in the Federal Reserve Bank carry a zero-percent risk-weighting under the regulatory calculation of risk-weighted assets.

4) Regulatory capital ratios of the Bank, as adjusted, reflect the contribution by the Company of a net $30 million in capital to the Bank from the proceeds of the capital raise, net of costs.
Reflecting the Company’s ongoing strategy to prudently manage through the current economic cycle, the decision to maximize equity and liquidity at the Bank level had correspondingly reduced cash available at the parent Company. Consequently, to conserve the liquid assets of the parent Company, the Company’s Board of Directors decided to defer regularly scheduled interest payments on its outstanding Junior Subordinated Debentures related to its Trust Preferred Securities (“TRUPS Debentures”), and also defer regular quarterly cash dividend payments on its preferred stock held by the U.S. Treasury, beginning in December 2009. The Company is permitted to defer payments of interest on the TRUPS Debentures for up to 20 consecutive quarterly periods without default. During the deferral period, the Company may not pay any dividends or distributions on, or redeem, purchase or acquire, or make a liquidation payment with respect to the Company’s capital stock, or make any payment of principal or interest on, or repay, repurchase or redeem any debt securities of the Company that rank equally or junior to the TRUPS Debentures. Under the terms of the preferred stock, if the Company does not pay dividends for six quarterly dividend periods (whether or not consecutive), Treasury would be entitled to appoint two members to the Company’s board of directors. Deferred payments compound for both the TRUPS Debentures and preferred stock. Although these expenses will be accrued on the consolidated income statements for the Company, deferring these interest and dividend payments has preserved approximately $477,000 per quarter in cash for the Company.
Notwithstanding the pending deferral of interest and dividend payments, the Company fully intends to meet all of its obligations to the Treasury and holders of the TRUPS Debentures as quickly as it is prudent to do so. The Company is currently evaluating its position and future plans regarding these dividends in light of the recently completed capital raise.
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
Tabular Disclosure of Contractual Obligations
The following table represents the Company’s on-and-off balance sheet aggregate contractual obligations to make future payments as of December 31, 2011.

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	Over 3 to 5 Years	More than 5 Years
	(Dollars in thousands)
Long-term debt(1)	$58,564	$26,122	$5,348	$1,136	$25,958
Short-term debt	85,105	85,105	—	—	—
Operating lease obligations(2)	13,450	1,002	1,656	1,686	9,106
Direct financing obligations(3)	32,090	1,635	3,352	3,433	23,670
Total	$189,209	$113,864	$10,356	$6,255	$58,734
_______________________________________

(1)	Includes interest payments related to long-term debt agreements.

(2)
Excludes recurring accounts payable, accrued expenses and other liabilities, repurchase agreements and customer deposits, all of which are recorded on the registrant’s balance sheet. See Notes 4 and 15 of Notes to Consolidated Financial Statements.

(3)	Sandpoint Center Building lease payments related to the direct financing transaction executed in August 2009.
Inflation
Substantially all of the assets and liabilities of the Company are monetary. Therefore, inflation has a less significant impact on the Company than does the fluctuation in market interest rates. Inflation can lead to accelerated growth in noninterest expenses and may be a contributor to interest rate changes, both of which may impact net earnings. Inflation, as measured by the Consumer Price Index, was benign in 2009 and 2010 as the global recession muted economic growth and other traditional inflationary factors. Higher food and energy prices led to moderate increases in inflation in 2011 and may do so again in 2012, although restrained global economic growth is likely to continue to have moderating impact through the balance of the year. Inflation may increase at higher rates in future years, as global demand recovers and the large U.S. budget and trade deficits may weaken the dollar. The effects of inflation have not had a material direct impact on the Company over the past several years.
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
Management believes the allowance for loan losses was adequate at December 31, 2011. While management uses available information to provide for loan losses, the ultimate collectability of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions and other relevant factors. A further slowdown in economic activity could adversely affect cash flows for both commercial and individual borrowers, as a result of which the Company could experience increases in nonperforming assets, delinquencies and losses on loans. The allowance requires considerable judgment on the part of management, and material changes in the allowance can have a significant impact on the Company's financial position and results of operations.
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
At December 31, 2011, Intermountain assessed whether it was more likely than not that it would realize the benefits of its deferred tax asset. Intermountain determined that the negative evidence associated with a three-year cumulative loss for the period ended December 31, 2011, and challenging economic conditions continued to outweigh the positive evidence. Therefore, Intermountain maintained a valuation allowance of $8.8 million against its deferred tax asset. The company analyzes the deferred tax asset on a quarterly basis and may recapture a portion or all of this allowance depending on future profitability. Including the valuation allowance, Intermountain had a net deferred tax asset of $13.2 million as of December 31, 2011, compared to a net deferred tax asset of $15.2 million as of December 31, 2010.
The completion of the $47.3 million capital raise noted in the "Business Strategy & Opportunities" section above will trigger Internal Revenue Code Section 382 limitations on the amount of tax benefit from net operating loss carryforwards that the Company can claim annually. The effect of this limitation is currently being evaluated and is influenced by the level of market interest rates and the fair value of the Company's balance sheet at the time the planned offering was completed. This could impact the amount and timing of the release of the valuation allowance. The evaluation of this impact is currently in process and will likely not be known until the end of 2012. See Section 1A. Risk Factors.
For additional information on the Company's accounting policies, see the “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements, which is included in Item 8 of this Report.
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
The Asset/Liability Management Committee of the Company also periodically reviews the results of a detailed and dynamic simulation model to quantify the estimated exposure of net interest income (NII) and the estimated economic value of the Company to changes in interest rates. The simulation model, which has been compared to and validated with an independent third-party model and back-tested against actual results, illustrates the estimated impact of changing interest rates on the interest income received and interest expense paid on all interest bearing assets and liabilities reflected on the Company’s statement of financial condition. This interest sensitivity analysis is compared to policy limits for risk tolerance levels of net interest income exposure over a one-and two- year time horizon, given a 300 and 100 basis point movement in interest rates. Trends in out-of-tolerance conditions are then addressed by the committee, resulting in the implementation of strategic management intervention designed to bring interest rate risk within policy targets. A parallel shift in interest rates over a one-year period is assumed as a base, with reasonable assumptions made regarding the timing and extent to which each interest-bearing asset and liability responds to the changes in market rates. The original assumptions were made based on industry averages and the Company’s own experience, and have been modified based on the Company’s continuing analysis of its actual versus expected performance, and after consultations with an outside consultant. The following table represents the estimated sensitivity of the Company’s net interest income as of December 31, 2011 and 2010 compared to the established policy limits:

	2011		2010
12 Month Cumulative% effect on NII	Policy Limit %	12/31/2011	Policy Limit %	12/31/2010
+100bp	+5.0 to -3.0	0.61%	+5.0 to -3.0	6.09%
+300bp	+10.0 to -8.0	4.46%	+10.0 to -8.0	16.97%
−100bp	+5.0 to -3.0	3.82%	+5.0 to -3.0	2.97%
–300bp	-10.0 to -8.0	N/A	-10.0 to -8.0	N/A

The model results for both years fall within the risk tolerance guidelines established by the committee for a rising rate environment, and are just outside the guidelines for a down 100 bps environment. Given the current market rates, a 300 basis point drop in market rates is not considered feasible.
The continuing low level of market rates, and particularly the Federal Funds target range of between 0.00 and 0.25% is unprecedented. This has created significant challenges for interest rate risk management over the past several years, and is reflected in the significant reduction in net interest income during this period. Given the highly unusual current market rate conditions and the potential for either a prolonged low-rate environment or rapidly rising rates at some point in the future, Company management continues to refine and expand its interest rate risk modeling, and is responding to the results by proactively managing its balance sheet. Based on the results of its continuing evaluations, management believes that its interest rate risk position is moderate and that it is well-prepared for future likely changes in market rates.
The following table displays the Bank’s balance sheet based on the re-pricing schedule of 3 months, 3 months to 1 year, 1 year to 5 years and over 5 years.
Asset/Liability Maturity Repricing Schedule
12/31/2011

	Within Three Months	After Three Months but within One Year	After One Year but within Five Years	After Five Years	Total
	(Dollars in thousands)
Loans receivable and held for sale	$220,065	$72,922	$181,327	$46,255	$520,569
Securities	13,524	35,376	96,836	91,756	237,492
Federal funds sold	—	—	—	—	—
Time certificates and interest-bearing cash	82,242	—	—	—	82,242
Total earning assets	315,831	108,298	278,163	138,011	840,303
Allowance for loan losses	(5,365)	(1,778)	(4,420)	(1,127)	(12,690)
Total earning assets, net	$310,466	$106,520	$273,743	$136,884	$827,613
Interest-bearing demand deposits(1)	$308,713	$—	$—	$—	$308,713
Savings deposits and IRA(1)	57,518	5,813	10,162	—	73,493
Time certificates of deposit accounts	24,362	55,658	77,073	—	157,093
Total interest-bearing deposits	390,593	61,471	87,235	—	539,299
Repurchase agreements	85,104	—	—	—	85,104
FHLB advances	—	25,000	4,000	—	29,000
Other borrowed funds	16,527	—	—	—	16,527
Total interest-bearing liabilities	$492,224	$86,471	$91,235	$—	$669,930
Net interest rate sensitivity gap	$(181,758)	$20,049	$182,508	$136,884	$157,683
Cumulative gap	$(181,758)	$(161,709)	$20,799	$157,683	—
_______________________________________

(1)	Includes deposits with no stated maturity.
The following table displays expected maturity information and corresponding interest rates for all interest-sensitive assets and liabilities at December 31, 2011.

Expected Maturity Date at December 31, 2011

	2012	2013-14	2014-15	Thereafter	Total
	(Dollars in thousands)
Interest-sensitive assets:
Commercial loans	$42,970	$18,664	$12,547	$36,214	$110,395
Average interest rate	5.65%	6.07%	6.10%	5.85%
Commercial real estate loans	32,515	26,540	30,311	78,220	167,586
Average interest rate	5.99%	6.29%	6.45%	5.95%
Commercial construction loans	5,923	160	25	227	6,335
Average interest rate	6.31%	4.50%	7.25%	6.17%
Land and land development loans	20,676	12,100	4,014	1,709	38,499
Average interest rate	6.12%	6.47%	6.07%	7.10%
Agriculture loans	51,828	7,567	10,181	11,740	81,316
Average interest rate	5.48%	6.21%	5.51%	6.25%
Multifamily loans	16,767	633	8,514	124	26,038
Average interest rate	4.44%	4.89%	5.45%	7.21%
Residential loans(1)	3,153	9,063	7,691	38,954	58,861
Average interest rate	6.92%	6.70%	5.23%	5.92%
Residential construction loans	2,498	—	—	244	2,742
Average interest rate	6.60%	—%	—%	6.01%
Consumer loans	5,068	3,852	1,665	1,262	11,847
Average interest rate	7.90%	6.32%	6.79%	7.59%
Municipal loans	792	5,723	567	3,981	11,063
Average interest rate	3.22%	2.80%	3.78%	4.85%
Investments	48,900	56,599	40,237	91,757	237,493
Average interest rate	3.91%	3.69%	3.51%	3.83%
Federal funds sold	—	—	—	—	—
Average interest rate	—%	—%	—%	—%
Certificates and interest bearing cash	82,242	—	—	—	82,242
Average interest rate	0.27%	—%	—%	—%
Total interest-sensitive assets	$313,332	$140,901	$115,752	$264,432	$834,417
Deposits:
Savings deposits and IRA	$63,330	$4,429	$5,734	$—	$73,493
Average interest rate	0.25%	1.52%	2.01%	—%
NOW and money market	308,713	—	—	—	308,713
Average interest rate	0.33%	—%	—%	—%
Certificates of deposit accounts	80,020	53,813	23,260	—	157,093
Average interest rate	0.86%	1.18%	2.15%	—%
Repurchase agreements	85,104	—	—	—	85,104
Average interest rate	0.35%	—%	—%	—%
Other borrowed funds	25,000	$4,000		16,527	45,527
Average interest rate	2.06%	3.11%	—%	3.15%
Total interest-sensitive liabilities	$562,167	$62,242	$28,994	$16,527	$669,930
_______________________________________

(1)	Includes loans held for sale.
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
The required information is contained on pages F-1 through F-53. of this Form 10-K.

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
Management’s Report on Internal Control Over Financial Reporting
Intermountain’s management, including the principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of Intermountain’s management, Intermountain conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on management’s evaluation under the COSO Framework, Intermountain’s management has concluded that Intermountain’s internal control over financial reporting was effective as of December 31, 2011.
The effectiveness of Intermountain’s internal control over financial reporting as of December 31, 2011 has been attested to by BDO USA, LLP, the independent registered public accounting firm that audited the financial statements included in Intermountain’s Annual Report on Form 10-K, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Intermountain Community Bancorp
Sandpoint, Idaho
We have audited Intermountain Community Bancorp’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Intermountain Community Bancorp’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Intermountain Community Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Intermountain Community Bancorp as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income/(loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated March 13, 2012, expressed an unqualified opinion thereon.
/s/ BDO USA, LLP
Spokane, Washington
March 13, 2012

Item 9B.	OTHER INFORMATION
PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive officers

The following tables set forth certain information with respect to our directors.

Name	Age as of 2/15/12	Primary Occupation
Terms Expiring 2012
Ford Elsaesser	60	Attorney - Firm of Elsaesser Jarzabek Anderson Elliott & Macdonald Chtd.
Curt Hecker	51	President & CEO of Intermountain; CEO of Panhandle State Bank
Michael J. Romine	71	Retired; Former Vice President & CFO of Inland Northwest Distributing, Inc.
Jerry Smith	55	President of Panhandle State Bank; Executive Vice President of Intermountain
Terms Expiring 2013
James T. Diehl	57	Attorney - Firm of J.T. Diehl
Russell J. Kubiak	65	Chief Operating Officer of James Fenton Company, Inc.
John B. Parker	78	Retired Auto Dealer
Jim Patrick	66	Farm Owner/Operator; Idaho State Legislator
Nominated for Terms Expiring 2014
Charles L. Bauer	77	Retired; Former President of Panhandle State Bank
Maggie Y. Lyons	54	Plan Administrator and Trustee for Metropolitan Creditors' Trusts
Ronald Jones	56	Chief Financial Officer of Ecolotree, Inc; Farm Owner/Operator
John L. Welborn, Jr.	34	Director and Co-Chief Investment Officer of Stadium Capital Management, LLC

Background of Directors

The business experience and any public company directorships of each of the directors for the past five years are described below. Directors of Intermountain also serve as directors of the Bank. Six of the directors (Messrs. Bauer, Diehl, Elsaesser, Hecker, Parker and Romine) have been directors of Intermountain since the Company's inception in 1997.

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

James T. Diehl has served as Vice Chairman of the Board of Intermountain since its formation in 1997. Mr. Diehl has been a director of the Bank since 1990 and has served as Vice Chairman of the Board of the Bank since 2001. He is an attorney and has been the sole proprietor of the law firm of J. T. Diehl since 1987. In addition to his law degree which he earned from Gonzaga University, Mr. Diehl also has a degree in Business Administration from the University of Montana. He brings to the Board a familiarity with the north Idaho market based on over 25 years of practicing real estate and business law in the local community, and has an extensive network of business and personal contacts within the Company's primary market.

Ford Elsaesser has been a director of Intermountain since 1997 and of the Bank since 1992. Mr. Elsaesser has a Bachelor of Science degree in forestry from Goodard College, Vermont, and a law degree from the University of Idaho Law School. Mr. Elsaesser is the managing and senior partner of the law firm of Elsaesser Jarzabek Anderson Elliott & Macdonald, Chtd. which he founded in 1980. Mr. Elsaesser has also served as the Idaho Chapter 7 Bankruptcy Trustee in all counties north of Grangeville since 1984, Chapter 12 Bankruptcy Trustee in northern Idaho and eastern Washington since 1986, and as court appointed receiver, examiner and Chapter 11 Trustee in numerous cases. This broad experience in bankruptcy law brings a unique perspective to the Board from a risk management standpoint.

Curt Hecker has been a director and Intermountain's President and Chief Executive Officer since its inception. Mr. Hecker was hired in 1995 as an Executive Vice President of the Bank. He has served as Chief Executive Officer and director of the Bank since 1996. From 1996 until 2001, Mr. Hecker also served as the Bank's President. Mr. Hecker earned a Business Administration degree from Boise State University in 1983, and graduated from Pacific Coast Banking School in 1994. Mr. Hecker joined the Bank with 11 years of banking experience as a vice president and manager with a bank that experienced various expansions through numerous mergers and acquisitions. In addition to the experience and knowledge gained through his early career, Mr. Hecker has served on the Board of Directors of Coldwater Creek, Inc., a publicly traded retail company based in northern Idaho, since 1996, and in 2009 joined the Board of Pacific Coast Bankers' Bank. The Board believes that the CEO's service as a director is one of primary liaison between the Board and management and as the executive with overall responsibility for executing our strategic plan.

Ronald Jones was appointed to the Intermountain Board in November 2004, following Intermountain's merger with Snake River Bancorp, Inc./Magic Valley Bank. Mr. Jones served as Chairman of Magic Valley Bank from its opening in 1997 until April 2004. Mr. Jones has a Bachelor's degree in Agricultural Economics from South Dakota State University and a Master's degree in Business Administration from Colorado State University. His 13 years of experience as a bank director have included three capital expansions.  As an independent consultant and expert witness in the bankruptcy system, he has experience in business modeling  and analysis, especially related to agriculture.  In the environmental engineering area, Mr. Jones develops life-cycle cost models for comparison of alternative treatment methods.  Mr. Jones previously operated a business specializing in computerized accounting systems with an emphasis on clarity of management reports, sensitivity analysis, and risk recognition.  Mr. Jones' prior director experience together with his experience and background in business analysis serves as a valuable resource.

Russell J. Kubiak was appointed a director to the Intermountain and Bank Boards in January 2012, following the closing of Intermountain's 2012 Capital Raise, pursuant to the securities purchase agreement with JRF, LLC. In 2007, Mr. Kubiak was appointed the Chief Operating Officer of James Fenton Company, Inc., located in Sandpoint, Idaho, and its affiliates, Barrett, LTD, and JRF, LLC. James Fenton Company is a diversified real estate and investment company holding various real estate assets in Idaho and California. It was founded by James Fenton, a former director of Intermountain and the Bank, who was also a founding shareholder until his death in 2005, and prior to the capital raise, was the Company's largest shareholder. Mr. Kubiak oversees all company assets, personnel supervision and long and short range planning. Prior to his appointment in 2007, Mr. Kubiak served as the President and Chief Executive Officer of Production Finance International, LLC, a company that he founded in 1994. Production Finance International provided transaction based trade financing for small businesses generally importing or exporting consumer and industrial products. Prior to that time, Mr. Kubiak founded Serac, Inc. in 1972, a prominent skiwear products company. Mr. Kubiak holds a degree in communications from the University of Washington.

Maggie Y. Lyons has been a director of Intermountain and the Bank since 2001. Ms. Lyons is currently the sole officer and director of Metropolitan Mortgage and Securities, Inc. and Summit Securities, Inc., and Plan Administrator and Trustee of Metropolitan and Summit Creditors' Trusts. From July 2004 until February 2006, Ms. Lyons served as the Chief Financial Officer and acting Chief Executive Officer for Metropolitan Mortgage and Securities, and President and Principal Financial Officer of Summit Securities, both located in Spokane, Washington and both of which are in Chapter 11 proceedings. Ms. Lyons was appointed to these positions in July 2004 by the Eastern District of Washington Bankruptcy Court. Ms. Lyons is a Certified Public Accountant and Microsoft Certified Systems Engineer and provided business consulting services prior to working on the Metropolitan and Summit bankruptcy cases. Ms. Lyon's experience also includes over 20 years dealing with operational and accounting functions in the manufacturing and services industries, and over six years dealing with complex financial instruments in her roles stated above. Ms. Lyons has a Bachelor of Science degree from the University of Idaho where she majored in accounting. In addition, Ms. Lyons has been an active leader and participant in numerous civic and volunteer organizations in Kootenai County since 1989. Ms. Lyons' financial expertise together with her extensive business and personal network serves as a valuable resource.

John B. Parker has served as Chairman of the Board of Intermountain since its formation in 1997, and has been a director of the Bank since 1980 and Chairman of the Board of the Bank since 1995. Mr. Parker began his career as an auto dealer in Sandpoint in 1957, and retired in June 1999 from Taylor-Parker Motor Company as general manager. Mr. Parker has a degree in business with a major in marketing from the University of Idaho. In addition to his 42 year management career in the auto industry, Mr. Parker has also served and chaired local community boards in Bonner County including 38 years as chairman of the Bonner General Hospital Board, and currently as a member of the Bonner General Hospital Foundation Advisory Board. As a long time resident and businessman in Sandpoint, Mr. Parker provides an extensive network of business and personal contacts and a valuable perspective with regard to the Company's primary market.

Jim Patrick was appointed to the Intermountain Board in November 2004, following Intermountain's merger with Snake River Bancorp, Inc./Magic Valley Bank. Mr. Patrick was a founding director of Magic Valley Bank, and he served on the Snake River Bancorp, Inc. Board from the company's formation in 2002 until its merger with Intermountain. Mr. Patrick has been the owner/operator of a farm in south central Idaho since 1973 and has served on the boards of various state and national farm organizations. In 2006, Mr. Patrick was elected and continues to serve in the Idaho State Legislature as Representative for District 23. Mr. Patrick has a Bachelor of Science degree from the University of Idaho where he studied agricultural economics and business management. In his role as a member of the Budget Committee of the Idaho State legislature, his responsibilities include annual distribution of billions of dollars of state revenue, including a payroll budget for a government workforce of over 20,000 employees. Mr. Patrick's agricultural background includes extensive knowledge of water rights issues and their effects on agriculture in southern Idaho. Mr. Patrick's prior service as a bank director coupled with his extensive budgeting background and long standing in the community provides the Board with valuable resources.

Michael J. Romine has been a director of Intermountain since 1997 and the Bank since 1980. Mr. Romine served as the Vice President and Chief Financial Officer of Inland Northwest Distributing, Inc. from 1992 until his retirement in 2007. Mr. Romine has a Bachelor of Science degree in accounting from Montana State University. In addition, he is retired as a partner in PricewaterhouseCoopers, and worked as an auditor and consultant to various businesses, including banks, during his career. Mr. Romine's financial, accounting and auditing experience provides the Board with the experience and expertise needed as Audit Committee Chair.

Jerry Smith has been a director of Intermountain and the Bank since 2000. Mr. Smith joined the Bank in 1999 as President of Intermountain Community Bank, a division of the Bank. Since 2001, Mr. Smith has served as President of the Bank and Executive Vice President of Intermountain. Mr. Smith earned a bachelor's degree in Business Administration from Boise State University in 1979, graduated from Northwest Intermediate Banking School in 1984, and Pacific Coast Banking School in 1987. Mr. Smith brings over 30 years of banking experience, beginning with Idaho First National Bank in 1979, to his service on the Board. His experience prior to joining the Bank includes numerous mergers and acquisitions, experience as a Loan Officer, Branch Manager, and Regional Manager of an eastern Oregon and western Idaho bank with over $15 billion in total assets. This prior experience and expertise has been an essential part of Mr. Smith's service as a director as the Bank has grown and expanded its operations.

John L. Welborn, Jr. was appointed a director to the Intermountain and Bank Boards in January 2012, following the closing of Intermountain's 2012 Capital Raise pursuant to the securities purchase agreement with Stadium Capital Partners, L.P. and Stadium Capital Qualified Partners, L.P. (collectively “Stadium”), which gives Stadium the right to designate a nominee so long as they own more than 5% of the Company's common stock (including all securities convertible into common stock). Mr. Welborn is a Director and Co-Chief Investment Officer of Stadium Capital Management, LLC, an investment firm with offices in Bend, Oregon and New Canaan, Connecticut. Stadium Capital Management, LLC is the sole general partner of Stadium Capital Partners, L.P. and Stadium Capital Qualified Partners, L.P. Mr. Welborn has been with Stadium Capital Management, LLC since 2000, and is responsible for sourcing, researching and monitoring publicly traded and privately negotiated investments for Stadium's investment partnerships. Mr. Welborn also leads Stadium's investments in the banking industry and acts as a non-voting observer on the Board of Directors of West Coast Bancorp. Prior to joining Stadium Capital, Mr. Welborn was a financial analyst at The Beacon Group, a $2.0 billion principal investment and advisory firm that is now part of J.P. Morgan Chase & Co. At Beacon, Mr. Welborn was a member of The Mergers & Acquisitions Group, focusing on financial services companies and the Liquid Investments Committee. Mr. Welborn was also part of the deal team advising Chase Manhattan Corp. on its acquisition of J.P. Morgan & Co.

Executive Officers

The following table sets forth information with respect to the executive officers during 2011 who are not directors of Intermountain, including employment history for the last five years. All executive officers are elected annually and serve at the discretion of the Board.

Name	Age	Position	Has Served as an Officer of the Company Since
David Dean	57	SVP & Chief Credit Officer of Bank	2011
John Nagel	61	SVP, Former EVP & Chief Credit Officer of Bank	2001
Douglas Wright	47	EVP, Chief Financial Officer and Treasurer of the Company and the Bank	2002
Pamela Rasmussen	51	EVP, Chief Operating Officer of Bank and Assistant Secretary of the Company and the Bank	2004

Background of Executive Officers

David Dean was appointed Chief Credit Officer of the Bank October 28, 2011, in connection with an internal reorganization of Intermountain and the Bank. Mr. Dean has been employed with the Bank for 11 years and most recently served to oversee the Special Assets Group and Credit Risk Management team. Mr. Dean replaced John Nagel, who had served as Executive Vice President of the Company and Chief Credit Officer of the Bank, and has been appointed to a non-management position with the Bank.

John Nagel joined the Company in 2001 and served as the Chief Credit Officer of the Bank until the internal reorganization in which he assumed a non-management position with the Bank effective October 28, 2011. Prior to that time Mr. Nagel served as Credit Approval Officer at Washington Trust Bank from December 1999 to May 2001.

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

Compliance with Section 16(a) Filing Requirements

Section 16(a) of the Securities Exchange Act of 1934 requires that all of our executive officers and directors and all persons who beneficially own more than 10 percent of our common stock file reports with the SEC regarding beneficial ownership of Company stock. We have adopted procedures to assist our directors and executive officers in complying with the Section 16(a) filings. Based solely on our review of the copies of the filings which we received for the fiscal year ended December 31, 2011, or written representations from certain reporting persons, we believe that the reporting persons made all filings required by Section 16(a) on a timely basis.

Code of Ethics

Intermountain has adopted a Code of Ethics that applies to all Intermountain employees and directors, including Intermountain's senior financial officers. The Code of Ethics is publicly available on Intermountain's website at http://www.Intermountainbank.com, and is included as Exhibit 14 to this report.

Audit Committee

During 2011, the Audit Committee was comprised of the following directors: Michael J. Romine (Chair), Charles Bauer, Maggie Y. Lyons (through April 2011), Ronald Jones (beginning April 2011), John B. Parker and Jim Patrick, each of whom was considered “independent” as defined by the NASDAQ listing standards and applicable SEC rules. The Board has determined that Michael J. Romine meets the definition of “audit committee financial expert” as defined by applicable SEC rules.

Item 11.	EXECUTIVE COMPENSATION
The following section describes the compensation that Intermountain paid to its Chief Executive Officer, Chief Financial

Officer and the next four most highly compensated executive officers in 2011, each of whom is listed in the Summary Compensation Table (the “Named Executive Officers”). Under SEC rules both Mr. Nagel and Mr. Dean, who replaced Mr. Nagel in October 2011, are included in the Summary Compensation Table. This section includes:

•	Compensation Discussion and Analysis ("CD&A");

•	Report of the Compensation Committee;

•	Detailed tables showing compensation of the Named Executive Officers; and

•	Narrative disclosure about various compensation plans and arrangements and post-employment and termination benefits.
Compensation Discussion and Analysis
Compensation Philosophy and Objectives
We believe that the most effective executive compensation program is one that is designed to reward the achievement of specific annual, long-term and strategic goals by the Company, and that aligns the executive's interests with those of the shareholders by rewarding performance against established goals, with the ultimate objective of improving shareholder value. We evaluate both performance and compensation to ensure that we are able to attract, retain and motivate executives of superior ability who are critical to our future success. Under normal circumstances, we believe that the majority of each executive's annual total compensation opportunity should be directly aligned with our performance, and to this end a significant portion of an executive's compensation normally should be based on achievement of financial and operational goals and other factors that impact shareholder value. In addition, compensation opportunities provided to our executive officers must remain competitive relative to the compensation paid to similarly situated executives of peer companies. To accomplish these objectives, under normal circumstances, we believe executive compensation packages should include both cash and stock-based compensation with both short-term and long-term incentives in order to reward performance as measured against established goals. However, as discussed more fully below, in light of (i) the restrictions applicable to us as a participant in the U.S. Treasury's Capital Purchase Program (“CPP”) implemented in connection with the Troubled Asset Relief Program (“TARP”), and (ii) the expiration of our former equity incentive plan, we did not offer the two key executive incentive programs we have historically offered: an annual cash incentive bonus opportunity and an annual restricted stock award. We design our executive compensation program to avoid creating incentives that are inconsistent with the Company's risk management policies and practices or that would motivate executives to take unnecessary and excessive risks that may threaten the value of the Company in order to achieve such goals. We believe the compensation programs we have traditionally employed are balanced, avoid undue risks to the Company, and have allowed us to retain top quality employees. Given the restrictions under TARP and the expiration of our equity incentive plan, our 2011 executive compensation program did not reflect our traditional balanced approach and, as a result, created additional retention risk. However, in light of the economic environment and the regulatory restrictions applicable to Intermountain, we believe the 2011 executive compensation program was adequate for the short term. In 2012 the Board has determined to adopt and seek shareholder approval of a new equity incentive plan at the annual meeting which will, if approved, enable us to re-introduce equity compensation as a key element of our overall compensation program.

Impact of TARP Capital Purchase Program Regulations on Executive Compensation
In December 2008, the Company issued and sold $27.0 million of Series A Preferred Stock to the U.S. Treasury, together with a warrant to purchase the Company's common stock, as a voluntary participant in the CPP. As long as it is a participant in the CPP, the Company must comply with the compensation and corporate governance standards and restrictions under legislation and related Treasury Department rules applicable to CPP participants (the “CPP Rules”). When deciding to participate in the program, our Board evaluated the compensation and governance provisions under applicable law as the law existed at the time, and the impact those provisions would have on the Company, and considered them in light of the support this capital would provide to our lending programs. The CPP Rules, which were adopted after we entered into our agreement with the Treasury, have impacted Intermountain's executive compensation program, and the 2011 compensation of our Named Executive Officers, in the following key respects:

•
The CPP Rules prohibit, and we did not pay or accrue, any cash incentive bonuses to Messrs. Hecker, Smith, Wright and Ms. Rasmussen in or for 2011. In order to treat all executive officers alike, the Board also determined not to provide a cash incentive bonus opportunity to Mr. Nagel; however, Mr. Dean was given a retention bonus in January 2011, payable in 2012, prior to his becoming an executive officer in October 2011.

•
Although there were no triggering events for any of our Named Executive Officers during 2011, the CPP Rules provide that no severance or change-in-control benefits can be paid or accrued to or for them until Intermountain has repaid the Treasury's investment in the Company. In December 2008, Messrs. Hecker, Smith, Wright, Nagel and Ms. Rasmussen signed agreements waiving their rights to these benefits for the duration of the Company's participation in the TARP CPP Program.

•
In accordance with the CPP Rules, we maintained a policy that incentive compensation paid to our Named Executive Officers that later is determined to have been based on materially inaccurate financial information or other performance criteria is subject to recovery or “clawback.”

•
Overview of Executive Compensation Components in 2011
Our executive compensation program in 2011 consisted of several compensation elements, as illustrated in the table below.

Pay Element	What the Pay Element Rewards	Purpose of the Pay Element
Base Salary	Core competence in the executive role relative to skills, experience and contributions to the Company	Provide fixed compensation based on competitive market practices and experience and tenure of each executive
Long-Term Incentive
Stock Purchase Bonus Program
Continued employment with the Company during a 3-10 year bonus payout period for purchasing shares under the Stock Purchase Bonus Program. The CPP Rules prohibit the grant of new awards under this program to covered executives, which for 2011 included Messrs. Hecker, Smith, Wright and Ms. Rasmussen.
Retention Bonus Agreements
Continued employment with the Company during a multi-year bonus payout period. The CPP Rules prohibit the grant of new awards under this program to covered executives, which for 2011 included Messrs. Hecker, Smith, Wright and Ms. Rasmussen.

The combination of prior year restricted stock awards, prior awards under the Stock Purchase Bonus Program and pre-existing Retention Bonus Agreements provides a blended focus on
Profitability and the creation of shareholder value
Executive ownership of Company stock
Retention in a challenging business environment and competitive labor market

Retirement Benefits
Executive officers are eligible to participate in employee benefit plans available to our eligible employees.
The Salary Continuation Agreement (“SCA”) is a nonqualified, noncontributory and unfunded program. The SCA is intended to provide additional retirement benefits to certain Named Executive Officers.
The SCA is designed to make total retirement benefits for certain Named Executive Officers commensurate with those in comparable companies
Welfare Benefits
Executives participate in employee benefit plans generally available to our employees, including medical, health, life insurance and disability plans.
Continuation of welfare benefits may occur as part of severance upon certain terminations of employment.
These benefits are part of our broad-based total compensation program
Additional Benefits and Perquisites	Club memberships Company provided auto or auto allowance Life Insurance Short-Term Disability	Provide additional benefits and perquisites commensurate with the competitive market
Change in Control and Termination Benefits
We have change in control agreements with certain officers, including our Named Executive Officers. The agreements provide severance benefits if an officer's employment is terminated following a change in control. As noted above, the CPP Rules prohibit the payment or accrual of any severance or change in control benefit to the Named Executive Officers until we have repaid Treasury's investment in Intermountain.

Change in control arrangements are designed to retain executives and provide continuity of management in the event of an actual or threatened change in control. The change in control agreements are described in more detail in the section “Post Employment and Termination Benefits.”

As noted above, we have historically offered a short-term cash incentive bonus opportunity and awards of restricted stock as key elements of our executive compensation program. Until we have repaid the Treasury's investment in Intermountain under the CPP, we will not be able to offer our most senior executives a short-term cash incentive bonus opportunity. Moreover, our former equity incentive plan expired in January 2009 and we did not propose a new equity incentive plan for shareholder approval in 2010 in light of the economic environment and the impact on our shareholders of the recession and Intermountain's financial performance. Given the constraints of the CPP Rules and the absence of an equity incentive plan, we believe the executive compensation programs used in 2011 and the continuing effects of prior year compensation programs and awards were adequate for the short-term, but create retention risk over the medium- and long-term. To partially address this retention risk and consistent with our compensation philosophy of providing a portion of total compensation in the form of long-term equity compensation to align the interests of our executives and employees with shareholders, we are proposing a new equity incentive plan for shareholder approval at the 2012 annual meeting. If shareholders approve the plan, we expect to issue “long-term restricted stock,” as defined by the CPP Rules, to our executives subject to CPP restrictions on incentive compensation, and appropriate equity incentive awards to other key employees and directors. Generally, “long-term restricted stock” may be issued to covered executives with a value of no more than one-third of total compensation, may not vest in whole or in part sooner than two years after the grant date, and may not be sold except to the extent the Treasury's investment in Intermountain has been repaid (other than to pay applicable taxes due on vesting).
Determination of Appropriate Pay Levels
Although we have historically targeted total compensation opportunities and base pay of our executive officers by reference to compensation levels at peer institutions, benchmarking was not a material factor in setting 2011 compensation. This was largely due to a salary freeze in 2010, which remained in place for the Named Executive Officers in 2011, and the absence of a short-term incentive opportunity and annual equity award for 2011. In addition, the Compensation Committee was aware of the results of the 2010 advisory vote on executive compensation, which was not a material factor in 2011 compensation decisions given the very high level of shareholder support and the restrictions on our compensation programs noted above.
2011 Base Salary
Our base salary levels reflect a combination of factors including competitive pay levels relative to comparable institutions, each executive's experience and tenure, our overall annual budget for merit increases, the executive's individual performance and changes in responsibility. We review salary levels annually to recognize these factors. The Named Executive Officers did not receive a base salary increase in 2011, consistent with a salary freeze in light of the financial challenges facing Intermountain, except for Mr. Dean who received a 2% salary increase prior to his appointment as Chief Credit Officer.
Long-Term Incentives in 2011
As noted above, we did not grant any equity awards to the Named Executive Officers in 2011. We also did not grant any new awards under our Stock Purchase Bonus Program, which the CPP Rules prohibit with respect to Messrs. Hecker, Smith, Wright and Ms. Rasmussen. As shown in the Summary Compensation Table under the “Bonus” column, Ms. Rasmussen received a payment in 2011 under a prior-year award.
Impact of Accounting and Tax Treatment of Compensation
The Committee and management have considered the accounting and tax impacts of various programs designed to balance the potential cost to the Company with the benefit/value to the executive. The Committee generally seeks to maximize deductibility of executive compensation under Internal Revenue Code Section 162(m) while retaining discretion to compensate executives in a manner commensurate with performance and the competitive market for executive talent. Differences in accounting expense for various forms of equity awards under FASB ASC Topic 718 (formerly FAS 123(R)) relative to the value of the awards to recipients have not had, and are not expected to have, a material effect on the selection of forms of equity compensation. As a participant in the CPP, so long as the preferred stock Intermountain sold to the Treasury continues to be held by the Treasury, the Company can deduct only up to $500,000 in annual compensation paid to covered executives, including “performance-based” compensation (which is not subject to the standard $1 million annual limit on tax deductible compensation). This $500,000 limit has not had any impact on Intermountain, since none of our covered executives is compensated at that level. In addition, the change in control provisions described in the section “Post Employment and Termination Benefits” contemplate that the Company will reimburse the amount of excise tax due under Internal Revenue Code Section 280G. However, as discussed below, such termination benefits and related excise tax reimbursement are currently prohibited by the CPP Rules.

Report of Compensation Committee

The Compensation Committee of the Board of Directors makes the following report which, notwithstanding anything to the contrary set forth in any of Intermountain's filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, will not be incorporated by reference into any such filings and will not otherwise be deemed to be proxy soliciting materials or to be filed under such Acts.
The Compensation Committee of the Board (the “Committee”) met and discussed with management the Compensation Discussion and Analysis (“CD&A”) required by Item 402(b) of Regulation S-K, and based on that review and discussion, the Committee recommended to the Board that the CD&A be included as part of this proxy statement and 2011 Annual 10-K Report.

Pursuant to the requirements of Sections 111(b)(3)(A), 111(b)(3)(E), 111(b)(3)(F) and 111(c) of the Emergency Economic Stabilization Act of 2008, and 31 CFR Part 30.4, the Committee hereby certifies that:

1.
It has reviewed with the Company's senior risk officers the “senior executive officer” (“SEO”) compensation plans and has made all reasonable efforts to ensure that these plans do not encourage SEOs to take unnecessary and excessive risks that threaten the value of Intermountain;

2.
It has reviewed with the Company's senior risk officers the Company's employee compensation plans and has made all reasonable efforts to limit any unnecessary risks these plans pose to Intermountain; and

3.
It has reviewed the Company's employee compensation plans to eliminate any features of these plans that would encourage the manipulation of reported earnings of Intermountain to enhance the compensation of any employee.

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
The Company's other SEO compensation plan is listed in the table below, together with an explanation of how it does not encourage SEOs to take unnecessary and excessive risks that threaten the value of Intermountain.

SEO Compensation Plan	How the Plan Does Not Encourage Unnecessary and Excessive Risks that Threaten the Value of Intermountain
Employee Stock Option and Restricted Stock Plan (expired, but prior awards remain outstanding)	Award values are linked to the market price of the Company's stock; awards vest over a period of years; interests are aligned with shareholders; no risk-taking incentives inherent in the plan.
The following is a list of each general employee compensation plan not listed as an SEO compensation plan above. No general employee compensation plan has any features that could reasonably be expected to expose the Company to material risk. Accordingly, the Committee determined that no plan poses any unnecessary risks to the Company and therefore no plan features need to be limited on that basis. In addition, the Committee determined that no general employee compensation plan links the potential for any material payout to the Company's reported earnings, and so no such plan can reasonably be viewed as encouraging the manipulation of reported earnings to enhance the compensation of any employee.
General Employee Compensation Plans not Included Among SEO Plans Above

•	General employee incentive bonus plans

•	Guaranteed annual bonus program for certain key employees

2011 Compensation Committee Members

James T. Diehl (Chairperson) * Charles L. Bauer * Ford Elsaesser
Ronald Jones * John B. Parker

Compensation Tables
The following table shows compensation paid or accrued for the last three fiscal years to the Named Executive Officers.

2011 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
		(1)	(2)	(3)	(4)(5)
Curt Hecker, President and CEO of the Company and CEO of the Bank	2011 2010 2009	$230,626 231,320 231,320	$0 0 0	$45,228 40,454 36,111	$2,458 1,762 4,918	$278,312 273,536 272,349
Jerry Smith President of the Bank, EVP of the Company	2011 2010 2009	197,055 197,640 197,640	0 0 0	56,433 50,476 45,057	3,662 3,886 10,833	257,150 252,002 253,530
Douglas Wright, EVP, Chief Financial Officer and Treasurer of the Company and the Bank	2011 2010 2009	174,709 175,271 175,271	0 0 0	0 0 0	5,179 5,366 10,561	179,888 180,637 185,832
John Nagel, (7) EVP, Chief Credit Officer of the Bank	2011 2010 2009	145,763 146,232 146,232	0 0 0	0 0 0	2,446 2,375 2,703	148,209 148,607 148,935
Pamela Rasmussen, EVP, Chief Operating Officer and Assistant Secretary of the Company and the Bank	2011 2010 2009	148,566 149,044 149,044	30,000 30,000 41,370	0 0 0	4,989 5,594 7,795	183,555 184,638 198,209
David Dean (6) SVP and Chief Credit Officer	2011	111,840	0	0	258	112,098
________

(1)	Includes directors fees of $15,000 paid to each of Messrs. Hecker and Smith during the fiscal year 2011.

(2)	Includes a bonus amount that vested under Ms. Rasmussen's Stock Purchase Bonus Program Agreement. The terms of the Stock Purchase Bonus Program Agreement are discussed below.

(3)	Represents the increase during 2011 in actuarial present values of each Named Executive Officer's accumulated benefits under the individual Salary Continuation and Split Dollar Agreements.

(4)
Amounts include premiums paid by Intermountain on behalf of Messrs. Hecker and Smith and for Ms. Rasmussen in the amounts of $1,198, $1,359 and $189, respectively, pursuant to their respective split-dollar life insurance agreements.

(5)	Represents amounts paid by the Company to the executive in the form of automobile allowance, club dues and miscellaneous awards

(6)	Effective October 28, 2011, Mr. Dean was appointed to the position of Chief Credit Officer and Mr. Nagel assumed a non-management position with the Bank.

2011 Grants of Plan-Based Awards
There were no grants of equity or non-equity awards under compensatory plans during 2011.
Incentive and Stock Plans
General. Intermountain and the Bank have historically implemented two executive incentive and stock programs: the Executive Incentive Plan and the Stock Purchase Bonus Program, the material terms of which are summarized below. The objectives of the Executive Incentive Plan are to provide the executive officers of Intermountain and the Bank with specific performance objectives and goals, and to motivate such executive officers to reach such objectives and goals. The objectives of the Stock Purchase Bonus Program are to encourage executive stock ownership and promote long term retention of executive officers. For 2011, the Company did not offer these two key incentive programs. The Company historically maintained an equity compensation plan; however, as described below, the plan expired in 2009 and was not effective in 2011. We are seeking shareholder approval of a new equity compensation plan at the 2012 annual meeting.
Cash Incentive Plans. The CPP Rules prohibit the payment of any bonus amounts to the top five most highly compensated employees, until the Treasury's investment in the Company has been repaid. The following description of the cash or stock incentive bonus amounts payable under the respective plans is provided to give shareholders an understanding of amounts that could be payable under these plans if they had been offered and if the employee met the prescribed performance goals and if the CPP Rules no longer applied.
Executive Incentive Plan. The Executive Incentive Plan has historically been designed to provide a cash incentive for management to achieve annual (as opposed to long-term) Company performance goals. The key executives who are eligible to participate in the plan include all of the Named Executive Officers. Under the plan, prior to the beginning of each year, Intermountain's management selects appropriate performance criteria and develops annual performance goals for Intermountain for approval by the Compensation Committee. However, as discussed more fully in the CD&A, in light of certain restrictions under TARP, the Company did not implement a cash incentive program for 2011.
Stock Purchase Bonus Program. The Company has adopted a Stock Purchase Bonus Program for executive officers and other officers of Intermountain and the Bank. The program is implemented through the execution of individual stock purchase bonus agreements entered into by Intermountain and the officer. The purpose of the program is to encourage and incent officers to own Company stock, thereby further aligning the interests of management with those of Intermountain's shareholders. Under the agreement, these officers may purchase on the open market shares of Intermountain common stock. If the officer makes such a purchase within the required time frame, the officer will generally be paid a bonus equal to the lesser of (i) the actual dollar amount paid by the officer for Intermountain shares, including fees and/or commissions; or (ii) the maximum award amount. In certain circumstances, however, the Company may elect to pay a bonus greater than the value of the stock required to be purchased under the agreement in order to provide a supplemental bonus opportunity for retention purposes. The bonus is paid to the officer in either three, five or ten annual installments. In order to receive any payment installment, an officer must be a full-time employee on the date such installment is due and payable.
Former Equity Incentive Plan. Intermountain previously maintained an Employee Stock Option and Restricted Stock Plan (“Former Equity Incentive Plan”) that provided for the grant of incentive and non-qualified stock options and restricted stock awards to key officers and employees of Intermountain and/or the Bank. Stock options under the Former Equity Incentive Plan expire ten years from the date of grant, and must have an exercise price of not less than the fair market value of Intermountain stock at the time of grant, as determined by the Board or the Compensation Committee. These awards typically vest over five years in order to motivate long-term performance and to serve as a retention tool for award recipients. However, in the event of a change in control, the agreements provide that all unvested options and restricted stock awards will become fully vested. At December 31, 2011, the number of shares subject to granted but unexercised options and unvested stock awards, as adjusted for subsequent stock splits and stock dividends, was 182,944 shares. The Former Equity Incentive Plan had a term of ten years. On January 14, 2009, the term of the Former Equity Incentive Plan expired and the Board determined that, due to the economic environment, a new plan would not be implemented at that time. As discussed in this proxy statement, at the 2012 annual meeting, shareholders are being asked to approve a new equity compensation plan whereby eligible employees and directors will have the opportunity to receive equity awards.
2011 Option Exercises and Stock Vested

	Stock Awards *
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Curt Hecker	1,856	$2,763
Jerry Smith	1,519	$2,262
Douglas Wright	1,451	$2,161
John Nagel	1,230	$1,831
Pamela Rasmussen	1,672	$2,473
David Dean	112	$166
________

*
The numbers have been adjusted to reflect all applicable stock splits and stock dividends. No options were exercised in fiscal year 2011. All granted but unvested awards are governed under the terms of the former Equity Incentive Plan and related award agreements.

(1)	Value realized represents the fair market value based on the closing price of the shares at the time of vesting.

2011 Outstanding Equity Awards at Fiscal Year-End

Name	Option Awards *				Stock Awards *
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)

Curt Hecker	1,437	—	$5.51	1/1/2013	572(2)	$543
	5,750	—	$5.51	1/1/2013	1,722(3)	$1,636
Jerry Smith	3,536	—	$5.51	1/1/2013	455(2)	$432
	—	—	$—	—	1,454(3)	$1,381
Douglas Wright	15,263	—	$4.82	5/31/2012	432(2)	$410
	17,970	—	$5.51	1/1/2013	1,395(3)	$1,325
	3,952	—	$6.12	6/4/2013	—	$—
	17,097	—	$4.79	2/3/2014	—	$—
John Nagel	3,513	—	$4.16	1/1/2012	371(2)	$352
	5,990	—	$5.51	1/1/2013	1,164(3)	$1,106
	10,541	—	$6.12	6/4/2013	—	$—
	9,075	—	$4.79	2/3/2014	—	$—
Pamela Rasmussen	1,089	—	$12.95	11/9/2014	371(2)	$352
	—	—	$—	—	1,186(3)	$1,127
David Dean	182	—	$12.95	2/3/2014	37(2)	$35
	—	—	—	—	68(3)	$65
________
* The numbers have been adjusted to reflect all applicable stock splits and stock dividends. All options are fully vested.

(1)	Based on the closing market price of Intermountain common stock on December 30, 2011 ($0.95).

(2)	Restricted Stock awards became fully vested in February 2012.

(3)	Restricted Stock awards become fully vested in February 2013.

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

2011 Pension Benefits

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)
	(1)	(2)	(3)
Curt Hecker	SCA/SDA	10 years	$603,591
Jerry Smith	SCA/SDA	10 years	594,568
Douglas Wright	N/A	N/A	N/A
John Nagel	N/A	N/A	N/A
Pamela Rasmussen	N/A	N/A	N/A
David Dean	N/A	N/A	N/A
________

(1)	The terms of the Salary Continuation Agreement and Split Dollar Agreement (SCA/SDA) are described below.

(2)	Under the terms of the SCA/SDA, executives must, in addition to other conditions, be employed with Intermountain through January 1, 2012.

(3)	The estimated maximum annual retirement benefit payable under the SCA/SDA for Messrs. Hecker and Smith, payable at age 60 is as follows: Mr. Hecker $148,000 and Mr. Smith $111,000.

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

The CPP Rules prohibit the payment of any amounts to Messrs. Hecker or Smith for any accelerated vesting of payments on termination or change in control or reimbursement of taxes on payments, until the Treasury's investment in the Company has been repaid. The following description of the benefits provided in the Salary Continuation Agreement and Split Dollar Agreement that include such payments is provided to give shareholders an understanding of amounts that would be payable if the CPP Rules no longer applied.

Upon reaching age 60 the salary continuation agreements provide for maximum annual payments to Mr. Hecker and Mr. Smith of $148,000 and $111,000, respectively, for a period of ten years. So long as Mr. Hecker and Mr. Smith remain employed by the Bank until January 1, 2012, in the event that the employment of Mr. Hecker or Mr. Smith terminates for any reason and such individual is less than 60 years of age as of such termination (other than for death, disability, for cause or in connection with a change in control, as each term is defined in their respective salary continuation agreements), then Mr. Hecker would receive annual payments ranging from $86,000 to $148,000, and Mr. Smith would receive annual payments ranging from $82,000 to $111,000, depending on the date of their respective termination, during each of the 10 years beginning at age 60. If Mr. Hecker's or Mr. Smith's employment is terminated because of disability before the age of 60, each will receive an annual payment ranging from $78,000 to $148,000 (in the case of Mr. Hecker) and $74,000 to $111,000 (in the case of Mr. Smith), depending on the date of disability, during each of the 10 years beginning at age 60. Finally, if Mr. Hecker's or Mr. Smith's employment is terminated in connection with a change in control (so long as they are not terminated for cause, as defined), Mr. Hecker and Mr. Smith will be entitled to a lump sum payment of $604,000 to $1,110,000 (in the case of Mr. Hecker) and $595,000 to $834,000 (in the case of Mr. Smith), depending upon the date of the change in control. Furthermore, if Mr. Hecker or Mr. Smith is subject to any excise tax as a result of an acceleration of their respective benefits under his agreement in the event of a change in control, Mr. Hecker and Mr. Smith will receive a cash payment equal to the amount of their respective excise tax.

Under the salary continuation agreement and the split dollar agreement, Mr. Hecker's estate will receive a one-time payment of $1,110,000 if Mr. Hecker dies before the age of 60, provided that the Bank employed him at the time of death; and, subject to the same conditions, Mr. Smith's estate will receive a one-time payment of $834,000. The Bank will be the beneficiary of any death proceeds remaining after Mr. Hecker's or Mr. Smith's interest has been paid to their respective estates.

The CPP Rules prohibit the payment of any amounts to Messrs. Hecker or Smith for termination of employment or a change in control, including any accelerated vesting of payments or equity awards or the reimbursement of taxes on compensation, until the Treasury's investment in the Company has been repaid. The following description of the termination and change in control benefits provided in Messrs. Hecker's and Smith's respective agreements is provided to give shareholders an understanding of amounts that would be payable if the CPP Rules no longer applied.

Curt Hecker Employment Agreement

Mr. Hecker serves as President and Chief Executive Officer of Intermountain and Chief Executive Officer of the Bank under the terms of an employment agreement that was amended and restated effective January 1, 2008 to, among other things, incorporate and make such modifications as necessary to comply with Section 409A of the Internal Revenue Code (the “Code”). The agreement renewed automatically for a new three-year term on January 1, 2012. The Compensation Committee retained Mr. Hecker's annual salary for 2011 at the 2008 amount of $216,320. The agreement grants Mr. Hecker four weeks of paid vacation annually and miscellaneous fringe benefits, including use of an automobile, as well as his eligibility to participate in incentive and stock plans made available to executive officers.

If Mr. Hecker's employment terminates involuntarily without cause or if he voluntarily terminates for any reason, he will be entitled to severance in an amount calculated at twice the average of his annual base salary over the two most recent calendar years payable in one lump sum on the first day of the seventh month after the month following termination. But if Mr. Hecker's employment terminates involuntarily (i) other than for cause, disability, retirement or death within 24 months after a change in control, or (ii) within the period between the date of entering into a definitive agreement and the effective date of the change in control, or (iii) if he terminates for good reason (as defined in the agreement), his severance would instead be calculated at twice the sum of his average annual base salary and short-term bonus over the two preceding years. The difference between the change-in-control severance amount (twice the average annual base salary and short-term bonus) versus severance payable for employment termination in other contexts (twice the average annual base salary) would also be payable to Mr. Hecker if his employment terminates involuntarily without cause or if he terminates for any reason within 12 months before an agreement for a change in control is entered into. The change-in-control severance is payable on the later of the date his employment terminated, the effective date of the change in control, or the first day of the seventh month after the month in which his employment was terminated.

The employment agreement also provides for reimbursement of certain taxes (“excise tax reimbursement”) if the aggregate benefits payable to Mr. Hecker after a change in control are subject to excise tax under section 4999 of the Code. In general terms, IRC section 280G disallows an employer's compensation deduction for so-called “excess parachute payments” made to an executive after a change in control. Correspondingly, section IRC 4999 imposes a 20% excise tax on the executive receiving excess parachute payments. Payments made to an executive as the result of a change in control are excess parachute payments if they equal or exceed the executive's base amount multiplied by three. If the payments equal or exceed that threshold, the 20% excise tax is imposed on payments exceeding the executive's base amount, and the employer's compensation deduction is forfeited on those same dollars. The executive's base amount is his five-year average taxable compensation. The excise tax reimbursement benefit will reimburse Mr. Hecker for the 20% excise tax, but not for any additional excise tax on the reimbursement itself. He will be responsible for all other federal and state taxes (including income taxes) due on the excise tax reimbursement benefit. The excise tax reimbursement benefit would not be a deductible payment to Intermountain or the Bank. For purposes of the calculation under sections 280G and 4999 of benefits payable after a change in control, the total benefits include severance payable under a severance or employment agreement, accelerated payment or accelerated vesting of benefits under compensation arrangements such as stock option plans and salary continuation agreements, and other benefits whose payment or vesting accelerates because of the change in control. Taking into account Mr. Hecker's potential change-in-control severance benefit under the employment agreement and the benefit payable under his Salary Continuation Agreement, Intermountain does not believe that benefits payable to Mr. Hecker after a change in control would constitute excess parachute payments.

Mr. Hecker's employment agreement provides that he is entitled to reimbursement of up to $500,000 of legal fees if his employment agreement is challenged after a change in control, regardless of whether Mr. Hecker prevails in such dispute.

Lastly, the employment agreement prohibits Mr. Hecker from competing with Intermountain or the Bank as a director, officer, shareholder, or otherwise during the term of his employment and for two years after termination of his employment. The prohibition against competition terminates immediately after a change in control occurs.

The table below shows the maximum amounts that could be paid to Mr. Hecker under his agreements, without giving effect to the restrictions under the CPP Rules and (i) is based on the executive's salary at December 31, 2011; and (ii) assumes that a triggering event occurred on December 31, 2011, as well as the aggregate amount allowed to be paid under the CPP Rules.

	Termination/Change in Control Payments Under Employment Agreement		Termination /Change in Control Payments Under Salary Continuation Agreement and Split Dollar Agreement
	Voluntary or Involuntary Termination (without cause) (1)	Involuntary Termination (without cause) or constructive termination in connection with a CIC (2)	Payment Due to Death Prior to Age 60 (3)	Termination Due to Disability Prior to Age 60 (4)	Voluntary or Involuntary Termination (without cause) Due to CIC (5)(6)
Base salary	$432,640	$432,640	$1,110,000	$77,714	$603,589
Short-term bonus	—	—	—	—	—
Fair market values of accelerated equity vesting(7)	—	2,179	—	—	2,179
Total	$432,640	$434,819	$1,110,000	$77,714	$605,768
Total allowed under CPP Rules	$ 0(8)	$ 0(8)	$ 1,110,000(8)	$ 77,714 (8)	$ 0(8)
__________

(1)	Represents two times Mr. Hecker's average base salary, payable in a lump sum payment.

(2)	Represents two times Mr. Hecker's average base salary and short-term bonus over the two most recent years, payable in a lump sum payment.

(3)	Represents amount payable to Mr. Hecker's beneficiaries under the Split Dollar Agreement in the event Mr. Hecker dies while still employed by the Company, payable in a lump sum payment.

(4)	Represents the amount payable each year for a 10-year period based on the accrual balance at December 31, 2011.

(5)	Represents the amount payable based on the accrual balance at December 31, 2011, payable in a lump sum payment.

(6)	No payments will be made in the event of voluntary or involuntary termination outside of a change in control prior to 2012.

(7)
For the purposes of this table, the fair market value of the accelerated vesting of equity awards is based on $0.95, the closing price of Intermountain common stock at December 31, 2011. It is possible that in the event of a change of control, the per share settlement stock price would be substantially higher than that used in this table.

(8)
Represents the aggregate amount allowed to be paid under the CPP Rules and includes: $1,110,000 payable due to death prior to age 60, and $77,714 payable each year for ten years beginning at age 60, if terminated due to disability prior to age 60.

Jerry Smith Employment Agreement
Mr. Smith serves as the Executive Vice President of Intermountain and President of the Bank under an employment agreement that was amended and restated effective January 1, 2008 to, among other things, incorporate and make such modifications as necessary to comply with Section 409A of the Code. The terms of Mr. Smith's agreement are essentially identical to those of Mr. Hecker's employment agreement. The term of Mr. Smith's employment agreement automatically renewed for a new three-year term on January 1, 2011. The Compensation Committee retained Mr. Smith's annual salary for 2011 at the 2008 amount of $182,640. The agreement promises severance benefits and change-in-control severance benefits on the same terms and calculated in the same manner as Mr. Hecker's, a potential excise tax reimbursement in connection with a change in control, and reimbursement of up to $500,000 of legal fees if the employment agreement is challenged after a change in control regardless of whether Mr. Smith prevails in such dispute. As with Mr. Hecker, Intermountain does not believe that benefits payable to Mr. Smith after a change in control would constitute excess parachute payments. Mr. Smith's employment agreement includes a prohibition against competition identical to the prohibition in Mr. Hecker's agreement, but like Mr. Hecker's agreement the prohibition against competition would not apply after a change in control occurs.

The table below shows the maximum amounts that could be paid to Mr. Smith under his agreements, without giving effect to the restrictions under the CPP Rules and (i) is based on the executive's salary at December 31, 2011; and (ii) assumes that a triggering event occurred on December 31, 2011, as well as the aggregate amount allowed to be paid under the CPP Rules.

	Termination /Change in Control Payments Under Employment Agreement		Termination/Change in Control Payments Under Salary Continuation Agreement and Split Dollar Agreement
	Voluntary or Involuntary Termination (without cause) (1)	Involuntary Termination (without cause) or constructive termination in connection with a CIC (2)	Payment Due to Death Prior to Age 60 (3)	Termination Due to Disability Prior to Age 60 (4)	Voluntary or Involuntary Termination (without cause) Due to CIC (5)(6)
Base salary	$365,280	$365,280	$834,000	$73,795	$594,569
Short-term bonus	—	—	—	—	—
Fair market values of accelerated equity vesting (7)	—	1,814	—	—	1,814
Total	$365,280	$367,094	$834,000	$73,795	$596,383
Total allowed under CPP Rules	$ 0(8)	$ 0(8)	$ 834,000(8)	$ 73,795(8)	$ 0(8)
__________

(1)	Represents two times Mr. Smith's average base salary, payable in a lump sum payment.

(2)	Represents two times Mr. Smith's average base salary and short-term bonus over the two most recent calendar years, payable in a lump sum payment.

(3)	Represents amount payable to Mr. Smith's beneficiaries under the Split Dollar Agreement in the event Mr. Smith dies while still employed by the Company, payable in a lump sum payment.

(4)	Represents the amount payable each year for a 10-year period based on the accrual balance at December 31, 2011.

(5)	Represents the amount payable based on the accrual balance at December 31, 2011, payable in a lump sum.

(6)	No payments will be made in the event of voluntary or involuntary termination outside of a change in control prior to 2012.

(7)
For the purposes of this table, the fair market value of the accelerated vesting of equity awards is based on $0.95, the closing price of Intermountain common stock at December 31, 2011. It is possible that in the event of a change of control, the per share settlement stock price would be substantially higher than that used in this table.

(8)
Represents the aggregate amount allowed to be paid under the CPP Rules and includes: $834,000 payable due to death prior to age 60 and $73,975 payable each year for ten years beginning at age 60, if terminated due to disability prior to age 60.

Executive Severance Agreements for Douglas Wright and John Nagel
The CPP Rules prohibit the payment of any amounts to Messrs. Wright or Nagel for termination of employment or a change in control, including any accelerated vesting of payments or equity awards or, as applicable, the reimbursement of taxes on compensation, until the Treasury's investment in the Company has been repaid. The following description of the termination and change in control benefits provided in Messrs. Wright's and Nagel's respective agreements is provided to give shareholders an understanding of amounts that would be payable if the CPP Rules no longer applied.
The Executive Severance Agreements with Messrs. Wright and Nagel, respectively, amended and restated effective January 1, 2008 (as to Mr. Wright's agreement) and December 27, 2007 (as to Mr. Nagel's agreement) to, among other things, incorporate and make such modifications as necessary to comply with Section 409A of the Code, provide that each of Messrs. Wright and Nagel is entitled to severance if his employment terminates involuntarily (i) other than for cause, disability, retirement or death within 24 months after a change in control, (ii) within the period between the date of entering into a definitive agreement and the effective date of the change in control, or (iii) within 12 months before an agreement for a change in control is entered into, or if he terminates for good reason (as defined in the agreement). The severance payment would be an amount equal to twice the sum of his average annual base salary and short-term bonus over the two most recent calendar years, payable on the later of the date employment is terminated, the effective date of the change in control, or the first day of the seventh month after the month employment is terminated.
Mr. Wright's Executive Severance Agreement further provides for an excise tax reimbursement if the aggregate benefits payable to Mr. Wright after a change in control are subject to excise taxes under sections 280G and 4999 of the Code, payable under the same terms as described for Mr. Hecker and Mr. Smith. Mr. Wright's agreement also provides that he is entitled to reimbursement of up to $300,000 of legal fees if his employment agreement is challenged after a change in control, regardless of whether Mr. Wright prevails in such dispute.
Under Mr. Nagel's Executive Severance Agreement, his severance benefit will be reduced as necessary to avoid application of sections 280G and 4999 of the Code. Mr. Nagel's agreement also provides that he is entitled to reimbursement of up to $250,000 of legal fees if his employment agreement is challenged after a change in control, regardless of whether Mr. Nagel prevails in such dispute.
The table below shows the maximum amounts that could be paid to Messrs. Wright and Nagel under their respective agreements, without giving effect to the restrictions under the CPP Rules and (i) is based on the executive's salary at December 31, 2011; and (ii) assumes that a triggering event occurred on December 31, 2011, as well as the aggregate amount allowed to be paid under the CPP Rules.

Name	Termination in Connection with Change in Control (other than for cause, death, disability or retirement)			Total Payments to Executive ($)	Total Allowed Under CPP Rules
	Salary ($)(1)	Short-Term Bonus ($)(1)	Equity Awards ($)(2)
Douglas Wright	$350,542	$—	$1,736	$352,278	$—
John Nagel (3)	$292,464	$—	$1,458	$293,922	$—
__________

(1)	Represents two times the average base pay and short term bonus over the two most recent calendar years, payable in a lump sum payment.

(2)
For the purposes of this table, the fair market value of the accelerated vesting of equity awards is based on $0.95, the closing price of Intermountain common stock at December 31, 2011. It is possible that in the event of a change of control, the per share settlement stock price would be substantially higher than that used in this table.

(3)	Effective October 28, 2011, Mr. Dean was appointed the Chief Credit Officer and Mr. Nagel assumed a non-management position with the Bank.

Executive Severance and Bonus Agreements for Pamela Rasmussen

On March 14, 2007, Intermountain entered into an Executive Severance Agreement with Ms. Rasmussen, which was subsequently amended and restated effective December 28, 2007 to, among other things, incorporate and make such modifications as necessary to comply with Section 409A of the Code. The terms of this agreement are substantially identical in nature to the Executive Severance Agreement with Mr. Nagel, including a provision for reimbursement of up to $250,000 of legal fees in certain circumstances. In addition, as a former director of Snake River Bancorp, Inc., Ms. Rasmussen is a party to a split-dollar life insurance agreement with Magic Valley Bank, which was assumed by the Bank. The terms of this agreement are identical to the split dollar agreements with Messrs. Jones and Patrick, the terms of which are described under “Director Compensation.”

Under the CPP Rules, payments made for severance or a change in control, including any accelerated vesting of payments or equity awards under the Executive Severance Agreement, are prohibited until the Treasury's investment in the Company has been repaid.

On March 14, 2007, the Company entered into a Stock Purchase Bonus Agreement with Ms. Rasmussen. Under the terms of this agreement, Ms. Rasmussen would be reimbursed up to $200,000 payable over a ten year period, provided Ms. Rasmussen acquired shares of Intermountain common stock prior to November 30, 2007. This agreement was subsequently amended and restated to decrease the required total investment in Intermountain common stock to $100,000. The bonus payable under this agreement remained at $200,000, with the additional $100,000 not used to reimburse stock purchases intended to be a supplemental bonus. As shown in the 2011 Summary Compensation Table, Ms. Rasmussen received a bonus of $30,000 in 2011 under this agreement.

The table below shows the maximum amounts that could be paid to Ms. Rasmussen under her agreements, without giving effect to the restrictions under the CPP Rules and (i) is based on the executive's salary at December 31, 2011; and (ii) assumes that a triggering event occurred on December 31, 2011, as well as the aggregate amount allowed to be paid under the CPP Rules.

Termination in Connection with Change in Control (other than for cause, death or disability)			Total Payments to Executive ($)	Total Allowed Under CPP Rules
Salary ($)(1)	Short-Term Bonus ($)(1)	Equity Awards ($)(2)
$298,088	$—	$1,479	$299,567	$—
__________

(1)	Represents the two times average base salary and short term bonus over the two most recent calendar years.

(2)
For the purposes of this table, the fair market value of the accelerated vesting of equity awards is based on $0.95, the closing price of Intermountain common stock at December 31, 2011. It is possible that in the event of a change of control, the per share settlement stock price would be substantially higher than that used in this table.

Employee Benefit Plans
401(k) Savings Plan. Intermountain and the Bank have a 401(k) Savings Plan (“401(k) Plan”) covering substantially all employees. An employee must be at least 19 years of age and have six months of service with Intermountain or the Bank to be eligible for the 401(k) Plan (“Effective Date”). Under the 401(k) Plan, participants may defer a percentage of their compensation, the dollar amount of which may not exceed the limit as governed by law. At the direction of the Board of Directors, Intermountain may also elect to pay a discretionary matching contribution equal to a percentage of the amount of the salary deferral made by the participant. The 401(k) Plan provides that contributions made by the employee are 100% vested immediately upon the participant's Effective Date. Contributions made by the employer vest 50% in year one and 100% in year two.

A committee of the Bank acts as the Plan Administrator of the 401(k) Plan. The general investment options are determined by the Plan's Administrative Committee.

Director Compensation
The Nominating Committee has authority over director compensation subject to the Board's authority to approve changes. All directors, including those who are Company employees, receive fees for their service on the Board of Directors. We review the level of compensation of our directors on an annual basis. To determine the appropriate level of compensation for our directors, we obtain information from a number of different sources, including publicly available data describing director compensation in peer companies and information obtained directly from other companies. Directors receive an annual fee paid in 12 equal payments. The Chairman of the Board and committee chairs receives a higher fee to compensate for the additional work required by those positions.

The following table shows compensation earned during the last fiscal year by our non-employee directors who served on the Board during 2011. Messrs. Kubiak and Welborn are not included in the table as each became a director in January 2012. The footnotes to the table describe the details of each form of compensation paid to directors.

2011 Director Compensation Table

Name	Fees Earned or Paid in Cash ($)(1)	All Other Compensation ($)(2)	Total ($)(3)(4)
Charles L. Bauer	$27,000	$—	$27,000
James T. Diehl	27,000	—	27,000
Ford Elsaesser	26,000	—	26,000
Ronald Jones	27,000	351	27,351
Maggie Y. Lyons	27,000	—	27,000
John B. Parker	33,000	—	33,000
Jim Patrick	18,000	1,013	19,013
Michael J. Romine	28,000	—	28,000
________

(1)	Amounts reflect the annual fees paid to directors.

(2)
Represents the premiums paid by Intermountain on behalf of Messrs. Jones and Patrick in connection with the split dollar life insurance arrangements described below in the amounts of $351 and $1,013, respectively.

(3)	At fiscal year-end, each non-employee director held 105 unvested shares of Intermountain common stock granted pursuant to restricted stock awards.

(4)
At fiscal year-end, each non-employee director held in the aggregate outstanding vested stock option awards to purchase shares of Intermountain as follows: Mr. Bauer 364 shares; Mr. Diehl 908 shares; Mr. Elsaesser 908 shares; Mr. Jones 6,353 shares; Ms. Lyons 545 shares; Mr. Parker 545 shares; Mr. Patrick 6,353 shares; and Mr. Romine 908 shares.

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

Amended and Restated Director Stock Plan. Intermountain previously maintained a separate director stock option plan (the “Director Plan”) for the benefit of non-employee directors, under which we generally made annual stock option grants and restricted stock awards to non-employee directors on an annual basis. Options and restricted stock awards granted under the Director Plan typically vested over a five-year period in 20% installments beginning on the first anniversary of the date of grant. Stock options granted under the Director Plan had an exercise price equal to the fair market value of our common stock on the date of grant as determined by the Board, and typically expired ten years from the date of grant. Restricted stock awards did not require payment of a cash purchase price for the shares. The Director Plan had a term of ten years. On January 14, 2009, the term of the Director Plan expired and, upon the recommendation of management and approval of the Board of Directors, it was determined that, due to the economic environment, the Board would not seek to implement a new plan at that time and the stock portion of the compensation paid to Intermountain directors was eliminated for 2009. Although no further awards may be granted under the Director Plan, all outstanding awards are governed by the terms and conditions of the plan.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following tables set forth information as of February 15, 2012, regarding the shares of Intermountain common stock beneficially owned by (i) each person (other than executive officers or directors whose stock ownership is listed below), known by Intermountain to own beneficially more than 5% of Intermountain's common stock, (ii) each director of Intermountain, (iii) each executive officer of Intermountain, which includes the Named Executive Officers, and (iv) all directors and executive officers of Intermountain as a group.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as noted below, to our knowledge, each holder has sole voting and investment power with respect to shares of Intermountain common stock listed as owned by such person or entity. The number of shares beneficially owned is based on the shares of our common stock outstanding on February 15, 2012. Share figures in the table below have been adjusted for all stock splits and stock dividends to date. Shares of our common stock subject to stock options that are currently exercisable or exercisable within 60 days of February 15, 2012 are deemed to be outstanding and to be beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Principal Shareholders (5% or More Owners Exclusive of Directors and Officers)

Name and Address of Beneficial Owner	Number of Shares of Common Stock Owned	Percentage of Outstanding Common Stock
Stadium Capital Management, LLC 199 Elm Street New Canaan CT, 06840 (1)	3,093,269	14.9%
Castle Creek Capital Partners IV, LP c/o Castle Creek Advisors IV LLC 6051 El Tordo Rancho Santa Fe, CA 92067 (2)	2,055,260	9.9%
Covenant Investors 10914 Hefner Point Drive, #304 Oklahoma City, OK 73120 (3)	1,660,815	8%
Ulysses Management One Rockefeller Plaza, 20th Floor New York, NY 10020 (4)	1,500,000	7.2%
____________

(1)
Based on the Schedule 13D filed on February 2, 2012, includes 2,845,807 shares of common stock owned directly by Stadium Capital Partners, L.P. (“Stadium L.P.”) and 247,462 shares of common stock directly by Stadium Capital Qualified Partners, L.P. (“Stadium Qualified”). Stadium Capital Management, LLC (“Stadium LLC”) is the general partner of Stadium L.P. and Stadium Qualified, each of which are limited partnerships. Alexander M. Seaver and Bradley R. Kent are the managers of Stadium LLC. Stadium LLC, through Stadium L.P. and Stadium Qualified also owns 298,134.62 shares of Mandatorily Convertible Participating Preferred Stock, Series B of Intermountain which will automatically convert into shares of a Non-Voting Common Stock at a conversion price of $1.00 per share upon approval by the Intermountain shareholders of the article amendment described in the Company's SEC Form 8-k filed January 23, 2012 and a warrant to purchase 850,000 shares of Non-Voting Common Stock at an exercise price of $1.00 per share.

(2)
Based on the Schedule 13D filed on February 2, 2012 by Castle Creek Capital Partners IV, LP (“Fund IV”), a limited partnership, Castle Creek Capital IV LLC, a limited liability company (“CCC IV”), John M. Eggemeyer, a managing principal of Castle Creek Capital LLC and CCC IV and William J. Ruh, a managing principal of Castle Creek Capital LLC and CCC IV. Fund IV also owns 318,894.80 shares of Mandatorily Convertible Participating Preferred Stock, Series B of Intermountain which will automatically convert into shares of a Non-Voting Common Stock at a conversion price of $1.00 per share upon approval by the Intermountain shareholders of the article amendment described in the Company's SEC Form 8-k filed January 23, 2012 and a warrant to purchase 850,000 shares of Non-Voting Common Stock at an exercise price of $1.00 per share.

(3)	Based on shares issued in the 2012 Capital Raise pursuant to the securities purchase agreement dated January 20, 2012.

(4)
Based on the Schedule 13G filed on February 2, 2012, includes 1,000,000 shares of common stock owned directly by Ulysses Partners L.P. (“UP LP”) and 500,000 shares of common stock owned directly by Ulysses Offshore Fund Ltd. (“UOF”). Ulysses Management LLC (“UM LLC”) serves as the management company to UP LP and to UOF. Joshua Nash LLC is the managing general partner of UP LP. Joshua Nash is the sole member of Joshua Nash LLC, the President of UOF and the managing member of UM LLC.

Directors and Named Executive Officers

Name and Position	Number of Shares of Common Stock Owned(1)(2)	Percentage of Outstanding Common Stock
John B. Parker, Chairman	140,057(3)	*
James T. Diehl, Vice Chairman	245,481(4)	1.2%
Curt Hecker, Director, President and CEO of the Company and CEO of the Bank	191,898(5)	*
Charles L. Bauer, Director	196,751(6)	*
Ford Elsaesser, Director	429,610(7)	2.1%
Ronald Jones, Director	80,611(8)	*
Russell J. Kubiak, Director	2,000	*
Maggie Y. Lyons, Director	232,413(9)	1.1%
Jim Patrick, Director	94,992(10)	*
Michael J. Romine, Director	1,018,150(11)	4.9%
Jerry Smith, Director, Executive Vice President of the Company and President of the Bank	134,878(12)	*
John L. Welborn, Jr., Director	—	*
John Nagel, SVP, Former EVP and Chief Credit Officer of the Bank	44,499	*
David Dean, SVP and Chief Credit Officer of the Bank	29,265(13)
Douglas Wright, EVP, Chief Financial Officer and Treasurer of the Company and the Bank	86,926 (14)	*
Pamela Rasmussen, EVP and Chief Operating Officer of the Bank and Assistant Secretary of the Company and the Bank	19,384 (15)	*
All directors and executive officers as a group (16 persons)	2,946,915	14.1%
* Denotes less than 1%
________

(1)
Includes shares subject to options that could be exercised within 60 days of the Record Date as follows: 545 shares each for Mr. Parker and Ms. Lyons; 908 shares for each of Messrs. Diehl, Elsaesser, and Romine; 7,187 shares for Mr. Hecker; 3,536 shares for Mr. Smith; 6,353 shares for Messrs. Jones and Patrick; 364 shares for Mr. Bauer; 25,606 shares for Mr. Nagel; 54,282 shares for Mr. Wright; 1,089 shares for Ms. Rasmussen; 182 shares for Mr. Dean, and 108,766 shares for all directors and executive officers as a group.

(2)
Includes shares of restricted stock subject to vesting requirements as follows: 105 shares held by Messrs. Parker, Diehl, Bauer, Elsaesser, Romine, Jones, Patrick, and Ms. Lyons; 2,294 shares held by Mr. Hecker; 1,909 shares held by Mr. Smith; 1,535 shares held by Mr. Nagel; 1,827 shares held by Mr. Wright; 1,557 shares held by Ms. Rasmussen; 105 shares held by Mr. Dean, and 10,067 shares for all directors and executive officers as a group.

(3)	Includes 54,780 shares held in the Parker Family LLC of which Mr. Parker is co-manager with his spouse; 3,000 shares held in an IRA for Mr. Parker; and 66,123 shares held jointly with spouse.

(4)
Includes 9,695 shares held jointly with spouse; 78 shares held by spouse; 283 shares held in an IRA for spouse; 314 shares held in an IRA for the benefit of Mr. Diehl; and 170,459 shares held in the Diehl Family LLC of which Mr. Diehl is a managing member.

(5)
Includes 164,523 shares held in the Hecker Family Trust; 17,182 shares held in an IRA account for the benefit of Mr. Hecker; 356 shares held in a custodial account for son; and 356 shares held jointly with son.

(6)	Includes 111,140 shares held in the Bauer Family Trust; 45,153 shares held in IRA accounts for the benefit of Mr. Bauer; and 39,989 shares held in IRA accounts for the benefit of Mr. Bauer's spouse.

(7)
Includes 2,195 shares held jointly with spouse; 2,944 shares held by Mr. Elsaesser's son and daughters; 400,975 shares held in a pension fund trust for the benefit of Mr. Elsaesser; and shares held in pension fund trusts of which Mr. Elsaesser is trustee as follows: 6,055 shares for Joseph Jarzabek; 1,291 shares for Donna La Rue; 356 shares for Lois LaPointe; 77 shares for Sherylee Foster; 401 shares for Deborah Hillen; and 81 shares for the benefit of Darla Kuhman.

(8)	Includes 3,375 shares held jointly with spouse; 7,242 shares held in an IRA account for the benefit of Mr. Jones' spouse; and 8,860 shares held in an IRA account for the benefit of Mr. Jones.

(9)	Includes 205,720 shares held jointly with spouse and 1,280 shares held in a profit sharing plan for the benefit of Ms. Lyons' spouse.

(10)
Includes 78,214 shares held jointly with spouse; 280 shares held by spouse; 220 shares held in an IRA account for the benefit of Mr. Patrick's spouse; and 9,363 shares held in IRA accounts for the benefit of Mr. Patrick.

(11)	Includes 1,179 shares held in the Romine Educational Trust; 5,454 shares held by Mr. Romine's spouse; and 503,203 shares held in the Romine Family LLC.

(12)	Includes 112,035 shares held in the Smith Family Trust; and 17,398 shares held in IRA accounts for the benefit of Mr. Smith.

(13)	Effective October 28, 2011, Mr. Dean was appointed Chief Credit Officer of the Bank. Includes 5,021 shares that Mr. Dean holds in Domino Investments LLC.

(14)	Includes 1,298 shares that Mr. Wright holds jointly with his spouse.

(15)	Includes 16,738 shares held by Ms. Rasmussen in the Rasmussen Family Trust.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Relationships and Related Transactions

On January 23, 2012, pursuant to the Purchase Agreements effective as of January 20, 2012, Castle Creek, Stadium (the Lead Investors), and 14 other investors purchased $47.3 million in (i) an aggregate of 12,350,352 shares of the Company's Common Stock for $1.00 per share, (ii) an aggregate of 698,992.96 shares of the Company's Series B Preferred Stock, for $50.00 per share, which Series B Preferred Stock will convert automatically at $1.00 per share into shares of Non-Voting Common Stock, upon shareholder approval of an amendment to the Company's Amended and Restated Articles of Incorporation to authorize such Non-Voting Common Stock, and (iii) warrants to purchase up to 1,700,000 shares of the Non-Voting Common Stock at $1.00 per share. Among the Investors were seven of the Company's directors (or affiliated entities) and JRF, LLC, an affiliate of the James Fenton Company, Inc., which beneficially owned 5.5% of the Company's common stock on the date of closing. The parties (or affiliates) with a value of securities that individually exceeded $120,000 and which purchased Company securities are: (i) JRF, LLC: $2,500,000; (ii) Michael J. Romine: $2,000,000; (iii) Ford Elsaesser: $325,000; and (iv) Maggie Y. Lyons: $200,000. In addition, pursuant to their respective securities purchase agreements, JRF, LLC and Stadium have appoint Messrs. Kubiak and Welborn, respectively, to the Company's Board of Directors.

Transactions between Intermountain or its affiliates and related persons (including directors and executive officers of Intermountain and the Bank, or their immediate families) must be approved by the Audit Committee of the Board. A transaction between a “related person” shall be consummated only if the Audit Committee approves or ratifies such transaction in accordance with the procedures established by the Board in accordance with its lending and Corporate Governance Policy, and if the transaction is on terms comparable to those that could be obtained in arm's length dealings with an unrelated third party.

Intermountain and the Bank have had, and expect to have in the future, banking transactions, including loans, in the ordinary course of business with directors, executive officers, and their associates, on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other persons, which transactions do not involve more than the normal risk of collectability or present other unfavorable features.

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

The Board then analyzed the independence of each director and nominee and determined that the following members of the Board meet the standards regarding “independence” required by applicable law, regulation and NASDAQ listing standards, and that each such director is free of relationships that would interfere with the individual exercise of independent judgment. In determining the independence of each director, the Board considered many factors, including any loans to the directors, each of which (i) were made in the ordinary course of business; (ii) were substantially made on the same terms, including interest rates and collateral as those prevailing at the time for comparable loans with persons not related to the Company or the Bank; and (iii) did not involve more than the normal risk of collectability or present other unfavorable features. Such arrangements are discussed in detail in the section entitled "Certain Relationships and Related Transactions."

Based on these standards, the Board determined that each of the following current non-employee directors is independent:

Charles L. Bauer         Maggie Y. Lyons
James T. Diehl         John B. Parker
Ford Elsaesser        Jim Patrick
Ronald Jones        Michael J. Romine
Russell J. Kubiak     John L. Welborn, Jr.

In addition, the Board determined that Curt Hecker, the President and Chief Executive Officer of Intermountain, and Jerry Smith, the Executive Vice President of Intermountain and President of the Bank, are not independent because they are executive officers of Intermountain.

The following table shows the membership of certain committees of the Board, each of which were comprised of independent directors. Messrs. Kubiak and Welborn, who were appointed to the Board in 2012, have yet to be appointed to any committees of the Board.
Committee Membership

Name	Executive		Audit[1]		Compensation[2]		Nominating[3]
Charles L. Bauer	☑		☑		☑		☑
James T. Diehl	☑		☐		☑	*	☑
Ford Elsaesser	☑		☐		☑		☑	*
Ron Jones	☐		☑		☑		☐
Russell J. Kubiak	☐		☐		☐		☐
Maggie Y. Lyons	☑		☐		☐		☐
John B. Parker	☑	*	☑		☑		☑
Jim Patrick	☐		☑		☐		☑
Michael J. Romine	☑		☑	*	☐		☐
John L. Welborn, Jr.	☐		☐		☐		☐
____________

1	In April 2011, Mr. Jones replaced Ms. Lyons on the Audit Committee.

[2]	In April 2011, Mr. Jones replaced Mr. Romine on the Compensation Committee.

[3]	In April 2011, Mr. Diehl replaced Ms. Lyons, and Mr. Elsaesser assumed the position of Chair of the Nominating/Corporate Governance Committee.

*	Committee Chair

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

BDO USA, LLP, independent registered public accounting firm, performed the audit of our consolidated financial statements, which include our subsidiary Panhandle State Bank, for the year ended December 31, 2011. In addition, the effectiveness of Intermountain's internal controls over financial reporting as of December 31, 2011 has been audited by BDO USA, LLP.

Fees Paid to Independent Registered Public Accounting Firm

The following table sets forth the aggregate fees charged to Intermountain by BDO, for audit services rendered in connection with the audited consolidated financial statements and reports for the 2011 and 2010 fiscal years and for other services rendered during the 2011 and 2010 fiscal years.

Fee Category	Fiscal 2011	% of Total	Fiscal 2010	% of Total
Audit Fees	$401,200	85%	$404,500	84%
Audit-Related Fees	43,300	9	21,000	4
Tax Fees	30,050	6	59,875	12
Total Fees	$474,550	100%	$485,375	100%

Audit Fees. Consists of fees billed to Intermountain for professional services rendered by BDO in connection with the audit of our financial statements and review of financial statements included in Intermountain's Form 10-Qs and 10-Ks, fees for services performed in relation to compliance with Sarbanes Oxley Rule 404, or services by BDO in connection with statutory or regulatory filings or engagements.

Audit-Related Fees. Consists of fees relating to the audit of the employee benefit plan and HUD compliance fees for 2010 and 2011.

Tax Fees. Consists of fees related to the preparation of Intermountain's consolidated federal and state tax returns and tax consulting services.

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
PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Audited Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets at December 31, 2011 and 2010

•	Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009

•	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2011, 2010 and 2009

•	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009

•	Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009

•	Summary of Accounting Policies

•	Notes to Consolidated Financial Statements
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
March 13, 2012
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Curt Hecker	President and Chief Executive Officer,	March 13, 2012
Curt Hecker	Principal Executive Officer, Director

/s/ Douglas Wright	Executive Vice President and Chief Financial	March 13, 2012
Douglas Wright	Officer, Principal Financial and Principal Accounting Officer

/s/ John B. Parker	Chairman of the Board, Director	March 13, 2012
John B. Parker

/s/ Charles L. Bauer	Director	March 13, 2012
Charles L. Bauer

/s/ James T. Diehl	Director	March 13, 2012
James T. Diehl

/s/ Ford Elsaesser	Director	March 13, 2012
Ford Elsaesser

/s/ Ronald Jones	Director	March 13, 2012
Ronald Jones

/s/ Russell John Kubiak, Jr.	Director	March 13, 2012
Russell John Kubiak, Jr.

/s/ Maggie Y. Lyons	Director	March 13, 2012
Maggie Y. Lyons

/s/ Jim Patrick	Director	March 13, 2012
Jim Patrick

/s/ Michael J. Romine	Director	March 13, 2012
Michael J. Romine

/s/ John L. Welborn	Director	March 13, 2012
John Welborn

EXHIBIT INDEX

Exhibit No.	Description

3.1+	Amended and Restated Articles of Incorporation
3.2	Amended and Restated Bylaws(1)
4.1	Form of Stock Certificate(2)
4.2	Certificate of Designations with respect to Fixed Rate Cumulative Perpetual Preferred Stock, Series A(3)
4.3	Warrant to Purchase Common Stock of the Company dated December 19, 2008(3)
4.4	Form of Preferred Stock Certificate(3)
4.5	Form of Warrant to Purchase Non-Voting Common Stock of the Company dated January 23, 2012(4)
4.6	Certificate of Designations with respect to Mandatorily Convertible Cumulative Participating Preferred Stock, Series B(5)
10.1*	Second Amended and Restated 1999 Employee Stock Option and Restricted Stock Plan(2)
10.2*	Form of Employee Option Agreement(2)
10.3*	Form of Restricted Stock Award Agreement(6)
10.4*	Amended and Restated Director Stock Option Plan(7)
10.5*	Form of Director Restricted Stock Award Agreement(6)
10.6*	Form of Stock Purchase Bonus Agreement(6)
10.7*	Amended and Restated Employment Agreement with Curt Hecker dated January 1, 2008(6)
10.8*	Amended and Restated Salary Continuation and Split Dollar Agreement for Curt Hecker dated January 1, 2008(6)
10.9*	Amended and Restated Employment Agreement with Jerry Smith dated January 1, 2008(6)
10.10*	Amended and Restated Salary Continuation and Split Dollar Agreement with Jerry Smith dated January 1, 2008(6c)
10.11*	Amended and Restated Executive Severance Agreement with Douglas Wright dated January 1, 2008(6)
10.12*	Amended and Restated Executive Severance Agreement with John Nagel dated December 27, 2007(6)
10.13*	Amended and Restated Executive Severance Agreement with Pam Rasmussen dated December 28, 2007(6)
10.14*	Executive Incentive Plan(8)
10.15	Form of Executive Compensation Letter(3)
10.16	Letter Agreement including the Securities Purchase Agreement — Standard Terms incorporated herein, between the Company and the United States Department of the Treasury dated December 19, 2008(3)
10.17	Real Estate Purchase and Sale Agreement dated as of August 26, 2009 by and between the Company, as seller, and Sandpoint Center II, LLC, as buyer(9)
10.18	Lease Agreement dated as of August 28, 2009 by and between Sandpoint Center, LLC and Sandpoint Center II, LLC, as landlord, and Panhandle State Bank, as tenant(9)
14	Code of Ethics(8)
21+	Subsidiaries of the Registrant
23+	Consent of BDO USA, LLP
31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
99.1+	Chief Executive Officer TARP Certification
99.2+	Chief Financial Officer TARP Certification
99.3+	Letter to Shareholders relating to 2011 Financial Results
101+
The following audited financial information from the Company's Annual Report on Form 10-K for the year ended December 31, 2011 is formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Cash Flows, (iv) the Consolidated Statements of Comprehensive Income (Loss), and (v) the Notes to Consolidated Financial Statements, tagged as block of text

_______________________________________

*	Executive Contract, Compensatory Plan or Arrangement

+	Filed Herewith

(1)	Incorporated by reference to the Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed September 8, 2004

(2)	Incorporated by reference to Exhibits 4.1, 10.1 and 10.3 of the Registrant’s Form 10, as amended on July 1, 2004

(3)	Incorporated by reference to Exhibits 4.1, 4.2, 4.3, 10.1 and 10.2 of the Registrant’s Current Report on Form 8-K filed December 19, 2008

(4)	Incorporated by reference to Exhibits 4.2 of the Registrant’s Current Report on Form 8-K filed January 23, 2012

(5)	Incorporated by reference to Exhibits 4.1 of the Registrant’s Current Report on Form 8-K filed January 26, 2012

(6)	Incorporated by reference to Exhibits 10.3 and 10-6 — 10.14 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007

(7)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005

(8)	Incorporated by reference to Exhibits 10.20 and 14 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006

(9)	Incorporated by reference to Exhibits 10.1 and 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Intermountain Community Bancorp
Sandpoint, Idaho
We have audited the accompanying consolidated balance sheets of Intermountain Community Bancorp as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income/(loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intermountain Community Bancorp at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Intermountain Community Bancorp’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2012, expressed an unqualified opinion thereon.
/s/ BDO USA, LLP
Spokane, Washington
March 13, 2012

INTERMOUNTAIN COMMUNITY BANCORP
CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(Dollars in thousands)
ASSETS
Cash and cash equivalents:
Interest-bearing	$82,242	$132,693
Non-interest bearing and vault	24,958	11,973
Restricted cash	2,668	3,290
Available-for-sale securities, at fair value	219,039	183,081
Held-to-maturity securities, at amortized cost	16,143	22,217
Federal Home Loan Bank of Seattle stock, at cost	2,310	2,310
Loans held for sale	5,561	3,425
Loans receivable, net	502,252	563,228
Accrued interest receivable	4,100	4,360
Office properties and equipment, net	37,687	40,246
Bank-owned life insurance	9,127	8,765
Other intangibles	189	310
Other real estate owned (“OREO”)	6,650	4,429
Prepaid expenses and other assets	21,292	24,782
Total assets	$934,218	$1,005,109
LIABILITIES
Deposits	$729,373	$778,833
Securities sold subject to repurchase agreements	85,104	105,116
Advances from Federal Home Loan Bank	29,000	34,000
Cashier checks issued and payable	481	580
Accrued interest payable	1,676	1,406
Other borrowings	16,527	16,527
Accrued expenses and other liabilities	10,441	9,294
Total liabilities	872,602	945,756
Commitments and contingent liabilities (Notes 15 and 16)
STOCKHOLDERS’ EQUITY
Common stock 300,000,000 shares authorized; 8,427,212,and 8,431,385 shares issued and 8,409,840 and 8,390,877 shares outstanding	78,916	78,803
Preferred stock 1,000,000 shares authorized; 27,000 shares issued and 27,000 shares outstanding; liquidation preference of $1,000 per share	26,149	25,794
Accumulated other comprehensive income (loss), net of tax	2,370	(1,229)
Accumulated deficit	(45,819)	(44,015)
Total stockholders’ equity	61,616	59,353
Total liabilities and stockholders’ equity	$934,218	$1,005,109
See accompanying summary of accounting policies and notes to consolidated financial statements.

INTERMOUNTAIN COMMUNITY BANCORP

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2011	2010	2009
	(Dollars in thousands, except per share amounts)
Interest income:
Loans	$32,821	$38,020	$43,611
Investments	8,836	8,029	10,256
Total interest income	41,657	46,049	53,867
Interest expense:
Deposits	4,408	7,746	12,339
Other borrowings	851	1,034	1,502
Short-term borrowings	1,553	2,005	2,329
Total interest expense	6,812	10,785	16,170
Net interest income	34,845	35,264	37,697
Provision for losses on loans	(7,289)	(24,012)	(36,329)
Net interest income after provision for losses on loans	27,556	11,252	1,368
Other income:
Fees and service charges	7,036	7,133	6,948
Loan related fee income	2,202	3,061	2,913
Net gain on sale of securities	131	349	1,795
Other-than-temporary impairment (“OTTI”) credit losses on investments(1)	(145)	(828)	(526)
Bank owned life insurance income	362	368	360
Other income	1,039	941	501
Total other income	10,625	11,024	11,991
Operating expenses:
Salaries and employee benefits	18,736	20,950	22,512
Occupancy expense	6,879	7,240	7,515
Advertising	677	1,010	1,351
Fees and service charges	2,645	2,666	2,940
Printing, postage and supplies	1,135	1,346	1,352
Legal and accounting	1,521	1,244	1,734
FDIC assessment	1,394	1,892	2,373
OREO operations	2,166	3,472	5,389
Goodwill	—	11,662	—
Other expenses	3,177	3,412	4,464
Total operating expenses	38,330	54,894	49,630
Loss before income taxes	(149)	(32,618)	(36,271)
Income tax benefit	152	882	14,360
Net income (loss)	3	(31,736)	(21,911)
Preferred stock dividend	1,808	1,716	1,662
Net loss applicable to common stockholders	$(1,805)	$(33,452)	$(23,573)
Loss per share — basic	$(0.21)	$(3.99)	$(2.82)
Loss per share — diluted	$(0.21)	$(3.99)	$(2.82)
Weighted-average shares outstanding — basic	8,406,536	8,385,615	8,360,654
Weighted-average shares outstanding — diluted	8,406,536	8,385,615	8,360,654

(1)
Consisting of $229,000, $1,529,000 and $1,751,000 of total other-than-temporary impairment net losses, net of $84,000, $701,000 and $1,225,000 recognized in other comprehensive income for the years ended December 31, 2011, December 31, 2010 and December 31, 2009, respectively.

See accompanying summary of accounting policies and notes to consolidated financial statements.

INTERMOUNTAIN COMMUNITY BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Net income (loss)	$3	$(31,736)	$(21,911)
Other comprehensive income (loss):
Change in unrealized gains on investments, and mortgage backed securities (“MBS”) available for sale, excluding non-credit loss on impairment of securities	6,004	6,622	4,324
Realized net gains reclassified from other comprehensive income	(131)	(349)	(1,795)
Non-credit loss portion of other-than-temporary impairment on securities	(84)	(701)	(1,225)
Less deferred income tax benefit (provision) on securities	(2,293)	(2,207)	(516)
Change in fair value of qualifying cash flow hedge, net of tax	102	246	307
Net other comprehensive income	3,598	3,611	1,095
Comprehensive income (loss)	$3,601	$(28,125)	$(20,816)

See accompanying summary of accounting policies and notes to consolidated financial statements.

INTERMOUNTAIN COMMUNITY BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2011, 2010, and 2009

					Accumulated Other	Retained Earnings/	Total
	Preferred Stock		Common Stock		Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Income (Loss)	Deficit	Equity
	(Dollars in thousands, except per share data)
Balance, January 1, 2009	27,000	$25,149	8,429,576	$78,261	$(5,935)	$13,010	$110,485
Net loss	—	—	—	—	—	(21,911)	(21,911)
Equity based compensation	—	—	—	367	—	—	367
Restricted stock grant	—	—	(3,743)	—	—	—	—
Shares issued upon exercise of stock options, net of shares withheld	—	—	12,721	56	—	—	56
Vesting of stock-based compensation awards, net of shares withheld	—	—	—	(8)	—	—	(8)
Accretion of preferred stock discount	—	312	—	—	—	(312)	—
Preferred stock dividends	—	—	—	—	—	(1,350)	(1,350)
Net unrealized loss on investments, excluding non-credit loss on impairment of securities	—	—	—	—	1,528	—	1,528
Non-credit gain portion of other-than-temporary impairment on available-for-sale debt securities	—	—	—	—	(740)	—	(740)
Net unrealized gain on hedging activities	—	—	—	—	307	—	307
Other	—	—	—	(107)	—	—	(107)
Balance, December 31, 2009	27,000	$25,461	8,438,554	$78,569	$(4,840)	$(10,563)	$88,627

See accompanying summary of accounting policies and notes to consolidated financial statements.

INTERMOUNTAIN COMMUNITY BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2011, 2010, and 2009

					Accumulated Other		Total
	Preferred Stock		Common Stock		Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Income (Loss)	Deficit	Equity
	(Dollars in thousands, except per share data)
Balance, December 31, 2009	27,000	$25,461	8,438,554	$78,569	$(4,840)	$(10,563)	$88,627
Net loss	—	—	—	—	—	(31,736)	(31,736)
Equity based compensation	—	—	—	361	—	—	361
Restricted stock cancellations	—	—	(7,169)	—	—	—	—
Accretion of preferred stock discount	—	333	—	—	—	(333)	—
Preferred stock dividends	—	—	—	—	—	(1,350)	(1,350)
Interest on deferred Preferred stock dividends	—	—	—	—	—	(33)	(33)
Net unrealized loss on investments, excluding non-credit loss on impairment of securities	—	—	—	—	3,789	—	3,789
Non-credit gain portion of other-than-temporary impairment on available-for-sale debt securities	—	—	—	—	(424)	—	(424)
Net unrealized gain on hedging activities	—	—	—	—	246	—	246
Other	—	—	—	(127)	—	—	(127)
Balance, December 31, 2010	27,000	$25,794	8,431,385	$78,803	$(1,229)	$(44,015)	$59,353

See accompanying summary of accounting policies and notes to consolidated financial statements.

INTERMOUNTAIN COMMUNITY BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2011, 2010, and 2009

					Accumulated Other		Total
	Preferred Stock		Common Stock		Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Income (Loss)	Deficit	Equity
	(Dollars in thousands, except per share data)
Balance, December 31, 2010	27,000	$25,794	8,431,385	$78,803	$(1,229)	$(44,015)	$59,353
Net income	—	—	—	—	—	3	3
Equity based compensation	—	—	—	216	—	—	216
Restricted stock cancellation	—	—	(4,173)	—	—	—	—
Accretion of preferred stock discount	—	355	—	—	—	(355)	—
Preferred stock dividends	—	—	—	—	—	(1,350)	(1,350)
Interest on deferred Preferred stock dividends	—	—	—	—	—	(102)	(102)
Net unrealized gain on investments, excluding non-credit loss on impairment of securities	—	—	—	—	3,547	—	3,547
Non-credit gain portion of other-than-temporary impairment on available-for-sale debt securities	—	—	—	—	(50)	—	(50)
Net unrealized gain on hedging activities	—	—	—	—	102	—	102
Other	—	—	—	(103)	—		(103)
Balance, December 31, 2011	27,000	$26,149	8,427,212	$78,916	$2,370	$(45,819)	$61,616
See accompanying summary of accounting policies and notes to consolidated financial statements.

INTERMOUNTAIN COMMUNITY BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$3	$(31,736)	$(21,911)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,955	3,127	3,407
Stock-based compensation expense	216	361	367
Net amortization of premiums on securities	2,351	2,935	1,014
Provisions for losses on loans	7,290	24,012	36,329
Goodwill impairment	—	11,662	—
Deferred tax asset valuation allowance	—	8,766	—
Deferred income tax benefit	(152)	(9,649)	(8,611)
Amortization of core deposit intangibles	122	129	137
Net gain on sale of loans, investments, property and equipment	(1,114)	(2,309)	(3,184)
OTTI credit loss on available-for-sale investments	145	828	526
OREO valuation adjustments	921	2,958	3,962
Accretion of deferred gain on sale of branch property	(15)	(15)	(15)
Net accretion of loan and deposit discounts and premiums	(20)	(35)	(100)
Increase in cash surrender value of bank-owned life insurance	(362)	(368)	(360)
Change in:
Accrued interest receivable	260	717	1,371
Prepaid expenses and other assets	1,196	7,015	(10,887)
Accrued interest payable	270	195	(1,064)
Accrued expenses and other liabilities	(220)	(1,255)	3,158
Proceeds from sale of loans originated for sale	51,313	64,287	108,791
Loans originated for sale	(52,466)	(59,521)	(112,979)
Net cash provided by (used in) operating activities	12,693	22,104	(49)
Cash flows from investing activities:
Purchases of available-for-sale securities	(122,097)	(66,820)	(129,718)
Proceeds from calls or maturities of available-for-sale securities	40,125	15,336	59,623
Principal payments on mortgage-backed securities	49,456	52,370	37,550
Purchases of held to maturity Securities	—	(7,927)	(64)
Proceeds from calls or maturities of held-to-maturity securities	6,043	861	2,429
Loans made to customers less (greater) than principal collected on loans	44,134	59,450	39,998
Purchase of office properties and equipment	(397)	(987)	(1,603)
Proceeds from sale of office properties and equipment	—	40	—
Proceeds from sale of other real estate owned	6,429	13,441	9,830
Net change in federal funds sold	—	—	71,450
Net change in restricted cash	623	(782)	(2,040)
Net cash provided by investing activities	24,316	64,982	87,455
See accompanying summary of accounting policies and notes to consolidated financial statements.

INTERMOUNTAIN COMMUNITY BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Cash flows from financing activities:
Net change in demand, money market and savings deposits	484	(14,140)	31,445
Net change in certificates of deposit	(49,943)	(26,348)	(2,536)
Net change in repurchase agreements	(20,012)	9,883	(13,773)
Principal reduction of note payable	—	—	(23,941)
Proceeds from exercise of stock options	—	—	56
Decrease in credit line	—	—	(145)
Cash dividends paid to preferred stockholders	—	—	(1,223)
Other	(4)	(4)	(7)
Proceeds from FHLB advances	—	—	39,000
Payoff of FHLB Advances	(5,000)	(15,000)	(36,000)
Net cash used in financing activities	(74,475)	(45,609)	(7,124)
Net change in cash and cash equivalents	(37,466)	41,477	80,282
Cash and cash equivalents, beginning of period	144,666	103,189	22,907
Cash and cash equivalents, end of period	$107,200	$144,666	$103,189
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$6,542	$10,590	$16,195
Income taxes, net of tax refunds received	$8	$(7,144)	$6,031
Noncash investing and financing activities:
Loans converted to other real estate owned	$9,572	$8,946	$20,789
Accrual of preferred stock dividend	$1,453	$1,384	$173
Line of Credit converted to term debt	$—	$—	$23,000

See accompanying summary of accounting policies and notes to consolidated financial statements.

INTERMOUNTAIN COMMUNITY BANCORP
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
Intermountain Community Bancorp (“Intermountain” or “the Company”) is a bank holding company whose principal activity is the ownership and management of its wholly owned subsidiary, Panhandle State Bank (“the Bank”). The Bank is a state chartered commercial bank under the laws of the state of Idaho. At December 31, 2011, the Bank had eight branch offices in northern Idaho, five in southwestern Idaho, three in southcentral Idaho, two branches in eastern Washington and one branch in eastern Oregon operating under the names of Panhandle State Bank, Intermountain Community Bank and Magic Valley Bank.
Intermountain provides customized quality financial services and banking products to its customers through experienced, highly trained staff who are long-time residents of its local markets. Intermountain believes this philosophy has allowed it to grow in its market areas. With $934 million in total assets as of December 31, 2011, Intermountain originates loans and attracts deposits from the general public through 19 branches located in Washington, Oregon, and Idaho. In addition, Intermountain also markets trust and wealth management services and fixed income and equity products, mutual funds, fixed and variable annuities and other financial products through its Trust and Investment Services Division.
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
Restricted Cash
Restricted cash represents the required reserve balances maintained to comply with Federal Reserve Bank requirements and required cash reserves for interest rate swaps held at Pacific Coast Bankers Bank.
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
Loans Receivable
Loans receivable the Company has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balance less any unearned income, premiums or discounts and an associated allowance for losses on loans. Unearned income includes deferred loan origination fees reduced by loan origination costs.
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
Management believes the allowance for loan losses was adequate at December 31, 2011. While management uses available information to provide for loan losses, the ultimate collectability of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions and other relevant factors. A further slowdown in economic activity could adversely affect cash flows for both commercial and individual borrowers, as a result of which the Company could experience increases in nonperforming assets, delinquencies and losses on loans.
A reserve for unfunded commitments is maintained at a level that, in the opinion of management, is adequate to absorb probable losses associated with the Bank’s commitment to lend funds under existing agreements such as letters or lines of credit. Management determines the adequacy of the reserve for unfunded commitments based upon reviews of individual credit facilities, current economic conditions, the risk characteristics of the various categories of commitments and other relevant factors. The reserve is based on estimates, and ultimate losses may vary from the current estimates. These estimates are evaluated on a regular basis and, as adjustments become necessary, they are recognized in earnings in the periods in which they become known through charges to other non-interest expense. Draws on unfunded commitments that are considered uncollectible at the time funds are advanced are charged to the reserve for unfunded commitments. Provisions for unfunded commitment losses, and recoveries on commitment advances previously charged-off, are added to the reserve for unfunded commitments, which is included in the accrued expenses and other liabilities section of the Consolidated Balance Sheet.
Loan Interest Income Recognition
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
Goodwill and Other Intangibles
Goodwill and intangible assets with indefinite lives are not amortized, but are subject to impairment tests at least annually. Intangible assets with finite lives, including core deposit intangibles, are amortized over the estimated life of the depositor relationships acquired. During 2010, Intermountain determined that a trigger event occurred, requiring an evaluation of the Company’s goodwill. Based on the results of the evaluation, the Company determined that 100% of its goodwill balance was impaired and recorded an $11.7 million goodwill impairment, which reduced the carrying value of the Company’s goodwill down to zero. See Note 5 to the Consolidated Financial Statements for more information on goodwill and other intangibles.
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
Advertising and Promotion
The Company expenses all costs associated with its advertising and promotional efforts as incurred. Those costs are included with operating expenses on the consolidated statements of operations.
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
Earnings Per Share
Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding increased by the additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.
Equity Compensation Plans
The Company formerly maintained equity compensation plans under which the Company has granted non-qualified and incentive stock options and restricted stock to employees and non-employee directors. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of options. In addition, option valuation models require the input of highly subjective assumptions, particularly for the expected term and stock price volatility. The fair value of each restricted share is based on the fair market value at the date of grant. The Company records compensation expense based on the fair value and amortized over the vesting period of the grant.
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
Reclassifications
Certain amounts in the 2010 and 2009 financial statements have been reclassified to conform to the current year’s presentation. These reclassifications had no effect on total stockholders’ equity, net income or cash flows as previously reported.
New Accounting Pronouncements
In July 2010, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This update amends codification topic 310 on receivables to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. This guidance was phased in, with the new disclosure requirements for period end balances effective as of December 31, 2010, and the new disclosure requirements for activity during the reporting period effective March 31, 2011. The troubled debt restructuring disclosures in this ASU became effective July 1, 2011. See Note 2 — Loans and Loan Loss Allowance.
In April 2011, the FASB issued ASU 2011-2, “A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” This update to codification topic 310 provides guidance for what constitutes a concession and whether a debtor is experiencing financial difficulties. The amendments in this update were effective for Intermountain on July 1, 2011, with retrospective application from January 1, 2011. This update did not have a material effect on Intermountain's consolidated financial statements.

In April 2011, the FASB issued ASU 2011-3, “Reconsideration of Effective Control for Repurchase Agreements.” This update to codification topic 860 revises the assessment of effective control for purposes of determining if a reverse repurchase agreement should be accounted for as a sale, compared with a secured borrowing. ASU 2011-3 became effective for Intermountain on January 1, 2012, and is not expected to have a material effect on Intermountain's consolidated financial statements.
In May 2011, the FASB issued ASU 2011-4, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” This update to codification topic 820 clarifies the application of existing fair value measurement and disclosure requirements, and implements changes to the codification that align U.S. GAAP and IFRS. This update became effective for Intermountain on January 1, 2012, and is not expected to have a material effect on Intermountain's consolidated financial statements.
In June 2011, the FASB issued ASU 2011-5, “Presentation of Comprehensive Income.” This update to codification topic 220 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders equity, and requires a presentation of comprehensive income either on the face of the income statement, or on a separate schedule immediately following the income statement. The FASB subsequently deferred the effective date of certain provisions of this standard pertaining to the reclassification of items out of accumulated other comprehensive income, pending the issuance of further guidance on that matter. This update was adopted by Intermountain during 2011, and did not have a material effect on Intermountain's consolidated financial statements.
In December 2011, the FASB issued ASU 2011-11, “Balance Sheet: Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 adds certain additional disclosure requirements about financial instruments and derivatives instruments that are subject to netting arrangements. The new disclosures are required for annual reporting periods beginning on or after January 1, 2013, and interim periods within those periods. This standard could add additional disclosures if applicable to Intermountain. However, it is not expected to have a material impact on Intermountain's consolidated financial statements.
In September 2011, the FASB issued ASU 2011-08, “Intangibles-Goodwill and Other: Testing Goodwill for Impairment.” ASU 2011-08 is intended to simplify goodwill impairment testing by adding a qualitative review step to assess whether the required quantitative impairment analysis that exists today is necessary. Under the amended rule, a company will not be required to calculate the fair value of a business that contains recorded goodwill unless it concludes, based on the qualitative assessment, that it is more likely than not that the fair value of that business is less than its book value. If such a decline in fair value is deemed more likely than not to have occurred, then the quantitative goodwill impairment test that exists under current GAAP must be completed; otherwise, goodwill is deemed to be not impaired and no further testing is required until the next annual test date (or sooner if conditions or events before that date raise concerns of potential impairment in the business). The amended goodwill impairment guidance does not affect the manner in which a company estimates fair value. The new standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. Intermountain currently does not have any goodwill recorded, but this standard will be applicable to goodwill recorded in future periods.

INTERMOUNTAIN COMMUNITY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Investments
The amortized cost and fair values of investments are as follows (in thousands):

	Available-for-Sale
	Amortized Cost	Non-Credit OTTI Recognized in OCI (Losses)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value/ Carrying Value
December 31, 2011
U.S. treasury securities and obligations of U.S. government agencies	$21	$—	$—	$—	$21
State and municipal securities	35,352	—	1,791	(8)	37,135
Mortgage-backed securities - Agency Pass Throughs	59,436	—	2,252	(126)	61,562
Mortgage-backed securities - Agency CMO's	103,349	—	2,526	(328)	105,547
Mortgage-backed securities - Non Agency CMO's (investment grade)	5,934	—	389	—	6,323
Mortgage-backed securities - Non Agency CMO's (below investment grade)	10,489	(2,011)	435	(462)	8,451
	$214,581	$(2,011)	$7,393	$(924)	$219,039
December 31, 2010
U.S. treasury securities and obligations of U.S. government agencies	$4,020	$—	$—	$(95)	$3,925
State and municipal securities	5,251	—	28	(49)	5,230
Mortgage-backed securities - Agency Pass Throughs	53,593	—	1,357	(267)	54,683
Mortgage-backed securities - Agency CMO's	88,503	—	1,365	(232)	89,636
Mortgage-backed securities - Non Agency CMO's (investment grade)	11,344	—	200	(217)	11,327
Mortgage-backed securities - Non Agency CMO's (below investment grade)	21,689	(1,926)	726	(2,209)	18,280
	$184,400	$(1,926)	$3,676	$(3,069)	$183,081
	Held-to-Maturity
	Carrying Value / Amortized Cost	Non-Credit OTTI Recognized in OCI (Losses)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2011
State and municipal securities	$16,143	$—	$1,328	$—	$17,471
December 31, 2010
State and municipal securities	$22,217	$—	$280	$(385)	$22,112

The following table summarizes the duration of Intermountain’s unrealized losses on available-for-sale and held-to-maturity securities as of the dates indicated (in thousands).

	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
December 31, 2011	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. treasury securities and obligations of U.S. government agencies	$—	$—	$—	$—	$—	—
State and municipal securities	1,659	(8)	—	—	1,659	(8)
Mortgage-backed securities & CMO’s	39,905	(433)	3,993	(483)	43,898	(916)
Total	$41,564	$(441)	$3,993	$(483)	$45,557	$(924)

	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
December 31, 2010	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. treasury securities and obligations of U.S. government agencies	$3,897	$(95)	$—	$—	$3,897	$(95)
State and municipal securities	11,713	(434)	—	—	11,713	(434)
Mortgage-backed securities & CMO’s	36,338	(581)	14,447	(2,344)	50,785	(2,925)
Total	$51,948	$(1,110)	$14,447	$(2,344)	$66,395	$(3,454)

At December 31, 2011, the amortized cost and fair value of available-for-sale and held-to-maturity debt securities, by contractual maturity, are as follows (in thousands):

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$21	$21	$130	$132
After one year through five years	—	—	1,341	1,450
After five years through ten years	2,009	2,094	8,832	9,476
After ten years	33,343	35,042	5,840	6,413
Subtotal	35,373	37,157	16,143	17,471
Mortgage-backed securities & CMO’s	179,208	181,882	—	—
Total Securities	$214,581	$219,039	$16,143	$17,471

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
Intermountain’s investment portfolios are managed to provide and maintain liquidity; to maintain a balance of high quality, diversified investments to minimize risk; to offset other asset portfolio elements in managing interest rate risk; to provide collateral for pledging; and to maximize returns. At December 31, 2011, the Company does not intend to sell any of its available-for-sale securities that have a loss position and it is not likely that it will be required to sell the available-for-sale securities before the anticipated recovery of their remaining amortized cost or maturity date. The unrealized losses on residential mortgage-backed securities without OTTI were considered by management to be temporary in nature.
The following table presents the OTTI losses for the years ended December 31, 2011, 2010 and 2009.

	2011		2010		2009
	Held To Maturity	Available For Sale	Held To Maturity	Available For Sale	Held To Maturity	Available For Sale
Total other-than-temporary impairment losses	$—	$229	$—	$1,529	$—	$1,751
Portion of other-than-temporary impairment losses recognized in other comprehensive income(1)	—	(84)	—	(701)	—	(1,225)
Net impairment losses recognized in earnings(2)	$—	$145	$—	$828	$—	$526
_______________________________________

(1)	Represents other-than-temporary impairment losses related to all other factors.

(2)	Represents other-than-temporary impairment losses related to credit losses.
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

2. Loans Receivable and Allowance Loan Losses
The components of loans receivable are as follows (in thousands):

	December 31, 2011
	Loans Receivable	%	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Commercial	$110,395	21.4%	$8,585	$101,810
Commercial real estate	167,586	32.6	10,918	156,668
Commercial construction	6,335	1.2	747	5,588
Land and land development loans	38,499	7.5	5,173	33,326
Agriculture	81,316	15.8	2,423	78,893
Multifamily	26,038	5.1	—	26,038
Residential real estate	58,861	11.4	4,013	54,848
Residential construction	2,742	0.5	—	2,742
Consumer	11,847	2.3	276	11,571
Municipal	11,063	2.2	—	11,063
Total loans receivable	514,682	100.0%	$32,135	$482,547
Allowance for loan losses	(12,690)
Deferred loan fees, net of direct origination costs	260
Loans receivable, net	$502,252
Weighted average interest rate	5.69%

	December 31, 2010
	Loans Receivable	%	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Commercial	$122,656	21.3%	$10,698	$111,958
Commercial real estate	175,559	30.5%	13,077	162,482
Commercial construction	17,951	3.1%	691	17,260
Land and land development loans	60,962	10.6%	5,995	54,967
Agriculture	87,364	15.2%	1,460	85,904
Multifamily	26,417	4.6%	—	26,417
Residential real estate	60,872	10.6%	3,276	57,596
Residential construction	3,219	0.6%	277	2,942
Consumer	14,095	2.4%	1,094	13,001
Municipal	6,528	1.1%	—	6,528
Total loans receivable	575,623	100.0%	$36,568	$539,055
Allowance for loan losses	(12,455)
Deferred loan fees, net of direct origination costs	60
Loans receivable, net	$563,228
Weighted average interest rate	6.04%
The components of allowance for loan loss by types are as follows (in thousands):

	December 31, 2011
	Total Allowance	Individually Evaluated Allowance	Collectively Evaluated Allowance
Commercial	$2,817	$1,300	$1,517
Commercial real estate	4,880	2,804	2,076
Commercial construction	500	252	248
Land and land development loans	2,273	728	1,545
Agriculture	172	32	140
Multifamily	91	—	91
Residential real estate	1,566	939	627
Residential construction	59	—	59
Consumer	295	195	100
Municipal	37	—	37
Total	$12,690	$6,250	$6,440

	December 31, 2010
	Total Allowance	Individually Evaluated Allowance	Collectively Evaluated Allowance
Commercial	$2,925	$744	$2,181
Commercial real estate	3,655	1,475	2,180
Commercial construction	540	145	395
Land and land development loans	2,408	770	1,638
Agriculture	779	92	687
Multifamily	83	—	83
Residential real estate	1,252	545	707
Residential construction	65	—	65
Consumer	613	449	164
Municipal	135	—	135
Total	$12,455	$4,220	$8,235
A summary of current, past due and nonaccrual loans as of December 31, 2011 are as follows, (in thousands):

	Current	30-89 Days Past Due	90 Days or More Past Due and Accruing	Nonaccrual	Total
Commercial	$106,509	$200	$—	$3,686	$110,395
Commercial real estate	164,578	705	—	2,303	167,586
Commercial construction	6,289	—	—	46	6,335
Land and land development loans	35,835	12	—	2,652	38,499
Agriculture	81,129	—	—	187	81,316
Multifamily	26,038	—	—	—	26,038
Residential real estate	58,037	423	—	401	58,861
Residential construction	2,742	—	—	—	2,742
Consumer	11,739	91	—	17	11,847
Municipal	11,063	—	—	—	11,063
Total	$503,959	$1,431	$—	$9,292	$514,682

A summary of current, past due and nonaccrual loans as of December 31, 2010 are as follows, (in thousands):

	Current	30-89 Days Past Due	90 Days or More Past Due and Accruing	Nonaccrual	Total
Commercial	$118,036	$761	$—	$3,859	$122,656
Commercial real estate	171,633	360	—	3,566	175,559
Commercial construction	17,880	—	—	71	17,951
Land and land development loans	58,537	515	—	1,910	60,962
Agriculture	86,782	—	—	582	87,364
Multifamily	26,417	—	—	—	26,417
Residential real estate	58,481	1,361	66	964	60,872
Residential construction	3,109	—	—	110	3,219
Consumer	13,664	42	—	389	14,095
Municipal	6,528	—	—	—	6,528
Total	$561,067	$3,039	$66	$11,451	$575,623

Nonaccrual loans totaled $9.3 million at December 31, 2011 and $11.5 million at December 31, 2010. If nonaccrual loans had been accruing interest at their originally contracted terms, additional interest income on such loans would have been $405,000, $1.9 million, and $1.9 million for 2011, 2010, and 2009, respectively. The actual amounts included in interest income during 2011, 2010 and 2009 on such loans were $716,000, $1.1 million and $1.1 million, respectively.

The following table provides a summary of Troubled Debt Restructuring ("TDR") by performing status, (in thousands).

	December 31, 2011			December 31, 2010
Troubled Debt Restructurings	Nonaccrual	Accrual	Total	Nonaccrual	Accrual		Total
Commercial	$571	$371	$942	$—	$104		$104
Commercial real estate	382	1,889	2,271	2,154	189		2,343
Commercial construction	295	46	341	49	495		544
Land and land development loans	794	782	1,576	—	1,165		1,165
Agriculture	—	22	22	—	—	.	—
Residential real estate	1,377	—	1,377	—	682		682
Consumer	64	27	91	—	—		—
Total	$3,483	$3,137	$6,620	$2,203	$2,635		$4,838

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
Generally, TDRs are classified as impaired loans and are TDRs for the remaining life of the loan. Impaired and TDR classification may be removed if the borrower demonstrates compliance with the modified terms and the restructuring agreement specifies an interest rate equal to that which would be provided to a borrower with similar credit at the time of restructuring. The Company adopted the provisions of FASB ASU 2011-2, “A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring,” for the period ended September 30, 2011. The Company reviewed all restructurings that occurred between January 1, 2011 and December 31, 2011 for compliance with ASU 2011-02. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.
The Company's loans that were modified in the twelve month period ended December 31, 2011 and considered a TDR are as follows (dollars in thousands):

	Twelve Months Ended December 31, 2011
	Number	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial	6	$558	$558
Commercial real estate	2	382	382
Land and land development loans	10	3,159	2,190
Agriculture	1	58	58
Residential real estate	7	948	948
Consumer	5	113	113
	31	$5,218	$4,249
The balances below provide information as to how the loans were modified as TDRs during the twelve months ended December 31, 2011, (in thousands).

	Twelve Months Ended December 31, 2011
	Adjusted Interest Rate Only	Other*
Commercial	$558	$—
Commercial real estate	382	—
Land and land development loans	1,041	1,149
Agriculture	—	58
Residential real estate	912	36
Consumer	113	—
	$3,006	$1,243

(*) Other includes term or principal concessions or a combination of concessions, including interest rates.
As of December 31, 2011 the Company had specific reserves of $930,000 on TDRs which were restructured during the year. Also for the year ending 2011 there was one TDR in default totaling $52,000.
The allowance for loan losses and reserve for unfunded commitments are maintained at levels considered adequate by management to provide for probable loan losses as of the reporting dates. The allowance for loan losses and reserve for unfunded commitments are based on management’s assessment of various factors affecting the loan portfolio, including problem loans, business conditions and loss experience, and an overall evaluation of the quality of the underlying collateral. Changes in the allowance for loan losses and the reserve for unfunded commitments during the year ending December 31 are as follows:

	Allowance for Loan Losses December 31, 2011
	Balance, Beginning of Year	Charge-Offs Jan 1 through Dec 31, 2011	Recoveries Jan 1 through Dec 31, 2011	Provision	Balance, End of Period
	(Dollars in thousands)
Commercial	$2,925	$(1,366)	$755	$503	$2,817
Commercial real estate	3,655	(2,594)	293	3,526	4,880
Commercial construction	540	(217)	3	174	500
Land and land development loans	2,408	(3,056)	507	2,414	2,273
Agriculture	779	(400)	103	(310)	172
Multifamily	83	—	—	8	91
Residential real estate	1,252	(757)	157	914	1,566
Residential construction	65	(34)	—	28	59
Consumer	613	(624)	176	130	295
Municipal	135	—	—	(98)	37
Allowance for loan losses	$12,455	$(9,048)	$1,994	$7,289	$12,690

	Allowance for Loan Losses December 31, 2010
	Balance, Beginning of Year	Charge-Offs Jan 1 through Dec 31, 2010	Recoveries Jan 1 through Dec 31, 2010	Provision	Balance, End of Period
	(Dollars in thousands)
Commercial	$4,785	$(10,603)	$628	$8,115	$2,925
Commercial real estate	3,827	(5,610)	311	5,127	3,655
Commercial construction	1,671	(1,393)	391	(129)	540
Land and land development loans	2,707	(8,622)	175	8,148	2,408
Agriculture	1,390	(1,055)	31	413	779
Multifamily	26	(16)	—	73	83
Residential real estate	1,412	(2,019)	50	1,809	1,252
Residential construction	170	(101)	—	(4)	65
Consumer	539	(490)	158	406	613
Municipal	81	—	—	54	135
Allowances for loan losses	$16,608	$(29,909)	$1,744	$24,012	$12,455

Allowance for Unfunded Commitments

	December 31
	2011	2010
	(Dollars in thousands)
Balance Beginning January 1	$17	$11
Adjustment	(4)	6
Transfers	—	—
Allowance — Unfunded Commitments at end of period	$13	$17

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
The following table provides information with respect to impaired loans as of the year ended December 31, 2011.

	December 31, 2011			Twelve Months Ended December 31, 2011
	Recorded Investment	Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized*
			(Dollars in thousands)
With an allowance recorded:
Commercial	$2,942	$3,323	$1,300	$3,114	$251
Commercial real estate	7,439	8,732	2,804	7,319	663
Commercial Construction	747	902	252	774	71
Land and land development loans	1,745	3,237	728	2,732	296
Agriculture	32	405	32	147	72
Residential real estate	1,928	2,165	939	1,555	131
Residential construction	—	—	—	29	—
Consumer	247	264	195	438	24
Total	$15,080	$19,028	$6,250	$16,108	$1,508
Without an allowance recorded:
Commercial	$5,643	$9,099	$—	$7,524	$1,075
Commercial real estate	3,479	5,038	—	4,880	587
Commercial Construction	—	198	—	298	25
Land and land development loans	3,428	6,165	—	4,816	476
Agriculture	2,391	2,512	—	1,669	305
Residential real estate	2,085	2,296	—	2,054	180
Residential construction	—	—	—	122	—
Consumer	29	56	—	190	6
Total	$17,055	$25,364	$—	$21,553	$2,654
(*) Interest Income on individually impaired loans is calculated using the cash-basis method.

	December 31, 2011			Twelve Months Ended December 31, 2011
	Recorded Investment	Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
			(Dollars in thousands)
Total:
Commercial	$8,585	$12,422	$1,300	$10,638	$1,326
Commercial real estate	10,918	13,770	2,804	12,199	1,250
Commercial Construction	747	1,100	252	1,072	96
Land and land development loans	5,173	9,402	728	7,548	772
Agriculture	2,423	2,917	32	1,816	377
Residential real estate	4,013	4,461	939	3,609	311
Residential construction	—	—	—	151	—
Consumer	276	320	195	628	30
Total	$32,135	$44,392	$6,250	$37,661	$4,162

The following table provides information with respect to impaired loans as of the year ended December 31, 2010.

	December 31, 2010			Twelve Months Ended December 31, 2010
	Recorded Investment	Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
			(Dollars in thousands)
With an allowance recorded:
Commercial	$2,319	$2,320	$744	$3,785	$173
Commercial real estate	4,383	5,088	1,475	4,804	381
Commercial Construction	406	407	145	425	17
Land and land development loans	1,786	1,786	770	2,411	120
Agriculture	428	463	92	1,470	46
Multifamily	—	8	—	—	8
Residential real estate	1,207	1,357	545	1,303	98
Residential construction	—	—	—	302	—
Consumer	538	594	449	394	45
Total	$11,067	$12,023	$4,220	$14,894	$888

	December 31, 2010			Twelve Months Ended December 31, 2010
	Recorded Investment	Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
			(Dollars in thousands)
Without an allowance recorded:
Commercial	$8,379	$12,362	$—	$5,865	$1,021
Commercial real estate	8,694	11,510	—	6,589	901
Commercial Construction	285	418	—	3,852	36
Land and land development loans	4,209	7,573	—	9,617	575
Agriculture	1,032	1,885	—	2,560	192
Multifamily	—	—	—	347	—
Residential real estate	2,069	2,335	—	2,689	204
Residential construction	277	363	—	420	54
Consumer	556	726	—	311	75
Total	$25,501	$37,172	$—	$32,250	$3,058
Total impaired loans:
Commercial	$10,698	$14,682	$744	$9,650	$1,194
Commercial real estate	13,077	16,598	1,475	11,393	1,282
Commercial Construction	691	825	145	4,277	53
Land and land development loans	5,995	9,359	770	12,028	695
Agriculture	1,460	2,348	92	4,030	238
Multifamily	—	8	—	347	8
Residential real estate	3,276	3,692	545	3,992	302
Residential construction	277	363	—	722	54
Consumer	1,094	1,320	449	705	120
Total	$36,568	$49,195	$4,220	$47,144	$3,946

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
Commercial Real Estate Loans: Difficult economic conditions and depressed real estate values continue to increase risk in the non-residential component of the commercial real estate portfolio. However, in comparison to its national peer group and the risk that existed in its construction and development portfolio, the Company has less overall exposure to commercial real estate and a stronger mix of owner-occupied (where the borrower occupies and operates in at least part of the building) versus non-owner occupied loans. The loans represented in this category are spread across the Company's footprint, and there are no significant concentrations by industry type or borrower. The most significant property types represented in the portfolio are office 17.2%, industrial 13.9%, retail 9.8%, and health care 8.3%. The other 37.4% is a mix of property types with smaller concentrations, including religious facilities, auto-related properties, restaurants, convenience stores, storage units, motels and commercial investment land. Finished condominiums comprise only 1.1% of the commercial real estate portfolio.
While 68.2% of the Company's commercial real estate portfolio is in its Northern Idaho/Eastern Washington region, this region is a large and diverse region with differing local economies and real estate markets. Given this diversity, and the diversity of property types and industries represented, management does not believe that this concentration represents a significant concentration risk.
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
Construction and Development Loans: After the aggressive reduction efforts of the last three years, the land development and construction loan components pose much lower concentration risk for the total loan portfolio. However, the weakness of the overall construction sector still poses risk to the remaining construction and development portfolio. Residential real estate values tend to fluctuate with economic conditions, and have been falling rapidly in many of the Company's markets for the last three years, although the rate of decline is generally slowing. Management plans to continue curtailing new lending in this segment, and is maintaining its aggressive resolution efforts to further reduce its risk.
Agricultural Loans: The agricultural portfolio represents a larger percentage of the loans in the Bank's southern Idaho region. At the end of the period, agricultural loans and agricultural real estate loans totaled $81.3 million or 15.8% of the total loan portfolio. The agricultural portfolio consists of loans secured by livestock, crops and real estate. Agriculture has typically been a cyclical industry with periods of both strong and weak performance. Current conditions are very strong and are projected to remain strong for at least the next couple years. To mitigate credit risk, specific underwriting is applied to retain only borrowers that have proven track records in the agricultural industry. Many of Intermountain's agricultural borrowers are third or fourth generation farmers and ranchers with limited real estate debt, which reduces overall debt coverage requirements and provides extra flexibility and collateral for equipment and operating borrowing needs. In addition, the Bank has hired senior lenders with significant experience in agricultural lending to administer these loans. Further mitigation is provided through frequent collateral inspections, adherence to farm operating budgets, and annual or more frequent review of financial performance. The Company has minimal exposure to the dairy industry, the significant agricultural segment that has been under extreme pressure for the last couple of years.
Multifamily: The multifamily segment comprises $26.0 million or 5.1% of the total loan portfolio at the end of the period. This portfolio represents relatively low risk for the Company, as a result of the strong current market for multifamily properties and low vacancy rates across the Company's footprint.
Residential Real Estate, Residential Construction and Consumer: Residential real estate, residential construction and consumer loans comprise smaller segments of the overall loan portfolio, totaling $73.5 million or 14.2%. Management does not believe they represent significant concentration risk. However, continuing high unemployment and loss of equity is putting pressure on segments of this portfolio, particularly home equity lines and second mortgages.
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
     Loss — Loans classified loss are considered uncollectible and of such little value that their continuing to be carried as an asset is not warranted. This classification does not necessarily mean that there is no potential for recovery or salvage value, but rather that it is not appropriate to defer a full write-off even though partial recovery may be realized in the future.
Credit quality indicators by loan segment are summarized as follows:

	Loan Portfolio Credit Grades by Type December 31, 2011
	Satisfactory Grade 1-3	Internal Watch Grade 4	Special Mention Grade 5	Substandard Grade 6	Doubtful Grade 7	Total
	(Dollars in thousands)
Commercial	$65,844	$32,293	$—	$12,259	$—	$110,396
Commercial real estate	107,984	43,305	—	16,297	—	167,586
Commercial Construction	412	5,175	—	747	—	6,334
Land and land development loans	8,658	20,031	1,392	8,418	—	38,499
Agriculture	65,563	12,827	—	2,926	—	81,316
Multifamily	9,721	9,708	—	6,609	—	26,038
Residential real estate	43,419	10,066	—	5,376	—	58,861
Residential construction	2,742	—	—	—	—	2,742
Consumer	10,476	797	—	574	—	11,847
Municipal	11,063		—		—	11,063
Loans receivable, net	$325,882	$134,202	$1,392	$53,206	$—	$514,682

	Loan Portfolio Credit Grades by Type December 31, 2010
	Satisfactory Grade 1-3	Internal Watch Grade 4	Special Mention Grade 5	Substandard Grade 6	Doubtful Grade 7	Total
	(Dollars in thousands)
Commercial	$78,693	$26,383	$3,517	$14,062	$1	$122,656
Commercial real estate	113,759	43,296	2,696	15,808	—	175,559
Commercial Construction	3,921	4,976	986	8,068	—	17,951
Land and land development loans	13,825	33,688	5,409	8,040	—	60,962
Agriculture	60,508	23,199	1,277	2,380	—	87,364
Multifamily	16,455	9,962	—	—	—	26,417
Residential real estate	46,111	10,230	54	4,477	—	60,872
Residential construction	2,497	445	—	277	—	3,219
Consumer	12,302	715	106	972	—	14,095
Municipal	6,528	—	—	—	—	6,528
Loans receivable, net	$354,599	$152,894	$14,045	$54,084	$1	$575,623
A summary of non-performing assets and classified loans at the dates indicated is as follows:

	December 31, 2011	December 31, 2010
	(Dollars in thousands)
Loans past due in excess of 90 days and still accruing	$—	$66
Non-accrual loans	9,292	11,451
Total non-performing loans	9,292	11,517
Other real estate owned (“OREO”)	6,650	4,429
Total non-performing assets (“NPAs”)	$15,942	$15,946
Classified loans(1)	$53,206	$54,084
Troubled debt restructured loans	$6,620	$4,838
_______________________________________

(1)	Classified loan totals are inclusive of non-performing loans and may also include troubled debt restructured loans, depending on the grading of these restructured loans.
Classified loans include non-performing loans and performing substandard loans where management believes that the loans may not return principal and interest per their original contractual terms. A loan that is classified may not necessarily result in a loss.
At December 31, 2011, the contractual principal payments due on outstanding loans receivable are shown below (in thousands). Actual payments may differ from expected payments because borrowers have the right to prepay loans, with or without prepayment penalties.

Year Ending December 31,	Amount
2012	$207,271
2013	67,685
2014	39,911
2015	31,764
2016	43,943
Thereafter	124,108
$514,682

The Company sells mortgage loans and Small Business Administration loans in the secondary market. The sales volumes and the gains on sale of loans are shown below (in thousands):

	Years Ended December 31,
	2011	2010	2009
Loan volume sold	$49,174	$63,314	$108,165
Gain on sale of loans	$983	$1,617	$1,456

The following table summarizes the detail of loans serviced for others for the periods indicated (in thousands):

	December 31,
	2011	2010	2009
Residential real estate	$122,697	$116,627	$96,303
SBA loans	6,578	8,557	17,509
Commercial loans	8,448	13,000	8,710
Total loans serviced for others	$137,723	$138,184	$122,522
The gain on the sale of mortgage loans is included in loan related fee income on the Statement of Operations. For the periods indicated, servicing income and costs roughly equaled each other, and as a result, no servicing asset or liability has been recorded in each of the three periods.

3. Other Real Estate Owned
At the applicable foreclosure date, OREO is recorded at the fair value of the real estate, less the estimated costs to sell the real estate. The carrying value of OREO is regularly evaluated and, if necessary, the carrying value is reduced to net realizable value. The following table presents OREO activity for the periods presented:

	2011	2010	2009
	(Dollars in thousands)
Balance, beginning of period, January 1	$4,429	$11,538	$4,541
Additions to OREO	9,572	8,946	20,789
Proceeds from sale of OREO	(6,429)	(13,442)	(9,830)
OREO valuation adjustments in the period(1)	(922)	(2,613)	(3,962)
Balance, end of period, December 31	$6,650	$4,429	$11,538
_______________________________________

(1)	Amount includes chargedowns and gains/losses on sale of OREO
Other real estate owned increased by $2.2 million to $6.7 million at December 31, 2011, largely as a result of the addition of one large land development property. In 2011, the Company sold 63 properties totaling $6.4 million, wrote off $922,000 and added 29 properties totaling $9.6 million. A total of 13 properties remained in the OREO portfolio at year end.
For the periods indicated, OREO assets consisted of the following (in thousands):

	December 31, 2011		December 31, 2010
	Amount	%	Amount	%
Single family residence	$166	2.5%	$2,183	49.3%
Developed residential lots	2,048	30.8	1,009	22.8
Commercial buildings	483	7.3	788	17.8
Raw land	3,953	59.4	449	10.1
Total OREO	$6,650	100.0%	$4,429	100.0%

4. Office Properties and Equipment
The components of office properties and equipment as of December 31, 2011 and 2010 are as follows (in thousands):

	December 31,
	2011	2010
Land	$5,225	$5,225
Buildings and improvements	35,618	35,770
Construction in progress	65	65
Furniture and equipment	19,190	18,815
	60,098	59,875
Less accumulated depreciation	(22,411)	(19,629)
	$37,687	$40,246
Total depreciation expense in the years ended December 31, 2011, 2010, and 2009 was approximately $3.0 million, $3.1 million, and $3.4 million, respectively.

5. Goodwill and Other Intangible Assets
At December 31, 2011, intangible assets consisted primarily of core deposit intangibles (CDI), which are amounts recorded in business combinations or deposit purchase transactions related to the value of transaction-related deposits and the value of the customer relationships associated with deposits. Prior to September 30, 2010, intangible assets also included goodwill, which represented the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for under the purchase method.
Goodwill is not amortized but is reviewed annually for impairment. At September 30, 2010, the Company concluded there was a triggering event related to continuing depressed economic conditions and ongoing losses incurred by the Company. As a result, Intermountain performed a goodwill impairment evaluation using current information. In completing its goodwill impairment analysis, the Company used tangible common equity multiples and core deposit metrics from recent transactions to estimate the fair value of the Company at September 30, 2010. The Company's analysis indicated that the goodwill was not recoverable and a full impairment was warranted. Therefore, a goodwill impairment charge of $11.7 million was recorded, reducing the balance of goodwill to zero.
Other intangible assets related to acquired depository relationships are amortized and periodically assessed for impairment when certain triggering events occur that indicate the possibility of impairment. No impairment is considered to exist at this time.
The value of these core deposit intangibles is amortized over the estimated life of the depositor relationships. At December 31, 2011 and 2010, the net carrying value of core deposit intangibles was approximately $189,000 and $310,000, respectively. Accumulated amortization at December 31, 2011 and 2010 was approximately $1.2 million and $1.1 million, respectively. Amortization expense related to core deposit intangibles for the years ended December 31, 2011, 2010 and 2009 was approximately $122,000, 129,000, and $136,000, respectively. Intangible amortization for each of the next five years is estimated to be as follows (in thousands):

Year Ending December 31,	Amount

2012	$122
2013	46
2014	21
2015	—
2016	—
$189

6. Deposits
The components of deposits and applicable yields as of December 31, 2011 and 2010, are as follows (in thousands):

	December 31,
	2011	2010
Demand	$190,075	$168,519
NOW and money market 0.0% to 4.65%	308,713	327,891
Savings and IRA 0.0% to 5.00%	73,493	75,387
	572,281	571,797
Certificate of deposit accounts:
Up to 1.99%	123,112	152,751
2.00% to 2.99%	27,657	44,359
3.00% to 3.99%	4,305	1,312
4.00% to 4.99%	1,933	7,860
5.00% to 5.99%	85	754
	157,092	207,036
Total deposits	$729,373	$778,833

The weighted average interest rate on certificate of deposit accounts was 1.23% and 1.66% at December 31, 2011 and 2010, respectively.
At December 31, 2011, the scheduled maturities of certificate of deposit accounts are as follows (in thousands):

	Weighted Average
Year Ending December 31,	Interest Rate	Amounts
2012	0.86%	$79,957
2013	0.94%	38,221
2014	1.60%	15,653
2015	1.94%	9,122
2016	2.25%	14,139
		$157,092

At December 31, 2011, the remaining maturities of certificate of deposit accounts with a minimum balance of $100,000 were as follows (in thousands):

Amounts
Less than three months	$15,904
Three to six months	6,723
Six to twelve months	25,073
Over twelve months	54,745
$102,445

The components of interest expense associated with deposits were as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
NOW and money market accounts	$1,313	$2,434	$4,490
Savings and IRA accounts	407	551	674
Certificate of deposit accounts	2,688	4,761	7,175
	$4,408	$7,746	$12,339

7. Securities Sold Subject to Repurchase Agreements
Securities sold under agreements to repurchase, which are classified as secured borrowings, generally are short-term agreements. These agreements are treated as financing transactions and the obligations to repurchase securities sold are reflected as a liability in the consolidated financial statements. The dollar amount of securities underlying the agreements remains in the applicable asset account of the consolidated financial statements. These agreements had a weighted average interest rate of 0.33% and 0.27% at December 31, 2011 and 2010, respectively. All of the repurchase agreements in existence at December 31, 2011 mature on a daily basis. A $30.0 million repurchase agreement matured and paid off in July 2011. At its maturity, the agreement had a variable interest rate of 0.0%, reindexed quarterly based on 90-Day LIBOR. At December 31, 2011 and 2010, the Company pledged as collateral, certain investment securities with aggregate amortized costs of $106.0 million and $126.2 million, respectively. These investment securities had market values of $108.9 million and $128.7 million at December 31, 2011 and 2010, respectively.

8. Advances from Federal Home Loan Bank
Panhandle State Bank, the banking subsidiary of Intermountain, has a credit line with FHLB of Seattle that allows it to borrow funds up to a percentage of its total assets, subject to collateralization requirements. Certain loans are used as collateral for these borrowings. At December 31, 2011 and 2010, this credit line represented a total borrowing capacity of $100.3 million and $120.2 million, of which $69.3 million and $83.6 million was available, respectively. The advances from FHLB at December 31, 2011 and 2010 are repayable as follows (dollars in thousands):

	December 31, 2011		December 31, 2010
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due within 1 year	$25,000	2.06%	$5,000	1.49%
Due in 1 to 2 years		—	25,000	2.06
Due in 2 to 3 years	4,000	3.11	—	—
Due in 3 to 4 years	—	—	4,000	3.11
Due in 4 to 5 years	—	—	—	—
	$29,000	2.20%	$34,000	2.10%
In September 2011, one FHLB advance matured, totaling $5.0 million. The Company did not take out any additional advances at that time.
Only member institutions have access to funds from the Federal Home Loan Banks. As a condition of membership, the Bank is required to hold FHLB stock. As of December 31, 2011 and 2010, the Bank held $2.3 million for both years of FHLB stock. The FHLB of Seattle announced that they would no longer pay dividends or redeem or repurchase capital stock until further notice. Each FHLB continues to monitor its capital and other relevant financial measures as a basis for determining a resumption of dividends and capital stock repurchases at some later date.

9. Other Borrowings
The components of other borrowings are as follows (in thousands):

	December 31, 2011	December 31, 2010
Term note payable(1)	$8,279	$8,279
Term note payable(2)	8,248	8,248
Total other borrowings	$16,527	$16,527
_______________________________________

(1)
In January 2003, the Company issued $8.0 million of Trust Preferred securities through its subsidiary, Intermountain Statutory Trust I. The debt associated with these securities bears interest on a variable basis tied to the 90-day LIBOR (London Inter-Bank Offering Rate) index plus 3.25%, with interest only paid quarterly. The rate on this borrowing was 3.82% at December 31, 2011. The debt is callable by the Company quarterly and matures in March 2033. See Note A and B.

(2)
In March 2004, the Company issued $8.0 million of Trust Preferred securities through its subsidiary, Intermountain Statutory Trust II. The debt associated with these securities bears interest on a variable basis tied to the 90-day LIBOR index plus 2.8%, with interest only paid quarterly. The rate on this borrowing was 3.20% at December 31, 2011. The debt is callable by the Company quarterly and matures in April 2034. During the third quarter of 2008, the Company entered into an interest rate swap contract with Pacific Coast Bankers Bank. The purpose of the $8.2 million notional value swap is to convert the variable rate payments made on our Trust Preferred II obligation to a series of fixed rate payments at 7.38% for five years, as a hedging strategy to help manage the Company’s interest-rate risk. See Note A and B.

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

10. Income Taxes
The tax effects of the principal temporary differences giving rise to deferred tax assets and liabilities as of December 31, 2011 and 2010 were as follows (in thousands):

	2011		2010
	Assets	Liabilities	Assets	Liabilities
Allowance for losses on loans	$4,960	$—	$4,870	$—
Investments	—	(1,766)	523	—
OTTI	594	—	536	—
OREO chargeoffs	40	—	305	—
NOL carryforward	16,094	—	17,025	—
Deferred gain on sale of premises	1,161	—	1,079	—
Deferred rent	329		231
FHLB stock	—	(74)	—	(74)
Office properties and equipment	—	(844)	—	(1,507)
Deferred compensation	792	—	409	—
Core deposit intangible	37	—	7	—
Goodwill	324	—	287	—
Other	292	—	366	—
Total	24,623	(2,684)	25,638	(1,581)
Deferred tax asset valuation allowance	(8,766)	—	(8,766)	—
Total deferred income taxes	$15,857	$(2,684)	$16,872	$(1,581)

The components of Intermountain’s income tax provision are as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Current income taxes (benefit):
Federal	$—	$—	$(5,742)
State	—	—	(7)
	—	—	(5,749)
Deferred income taxes (benefit):
Federal	(123)	(8,468)	(6,949)
State	(29)	(1,180)	(1,662)
Total deferred income tax (benefit)	(152)	(9,648)	(8,611)
Deferred tax asset valuation allowance	—	8,766	—
Total income tax provision (benefit)	$(152)	$(882)	$(14,360)

The deferred federal and state tax expense includes a deferred tax asset valuation allowance of $8.8 million for the year ended December 31, 2010. The Company has recorded income tax net operating loss and tax credit carryforwards related to federal and state tax losses.
A reconciliation of the income tax provision and the amount of income taxes computed by applying the statutory federal corporate income tax rate to income before income taxes for the years ended December 31, 2011, 2010 and 2009, is as follows (dollars in thousands):

	2011		2010		2009
	Amount	%	Amount	%	Amount	%
Income tax provision (benefit) at federal statutory rate	$(52)	(35.0)%	$(11,416)	(35.0)%	$(12,695)	(35.0)%
Tax effect of:
State taxes (net of federal tax benefit)	(29)	(19.4)%	(1,180)	(5.1)%	(1,667)	(4.6)%
Goodwill impairment	—	—%	3,587	11.0%	—	—
Deferred Tax Asset Valuation	—	—%	8,766	26.5%	—	—
Tax exempt income and other, net	(71)	(47.4)%	(639)	(0.1)%	2	—%
	$(152)	(101.8)%	$(882)	(2.7)%	$(14,360)	(39.6)%

The Company has recorded income tax net operating loss and tax credit carryforwards related to state tax losses in 2008, 2009 and 2010, as well as state and federal tax credits that cannot be used against current or prior period federal and state income taxes. The amount of deferred tax assets related to federal and state net operating loss carryforwards totaled $16.1 million at December 31, 2011 compared to $17.0 million at December 31, 2010. Intermountain used $5.9 million of the 2009 tax benefit as a loss carryback to offset taxes paid in previous years, resulting in an income tax receivable. Intermountain applied for the associated refund and received it in the second quarter of 2010.
Intermountain uses an estimate of future earnings, future reversal of taxable temporary difference, and tax planning strategies to determine whether it is more likely than not that the benefit of the deferred tax asset will be realized. At December 31, 2011, Intermountain assessed whether it was more likely than not that it would realize the benefits of its deferred tax asset. Intermountain determined that the negative evidence associated with a three-year cumulative loss for the period ended December 31, 2011, and challenging economic conditions continued to outweigh the positive evidence. Therefore, Intermountain maintained the valuation allowance of $8.8 million against its deferred tax asset that was established in 2010. The Company analyzes the deferred tax asset on a quarterly basis and may increase the allowance or release a portion or all of this allowance depending on actual results and estimates of future profitability. Including the valuation allowance, Intermountain had a net deferred tax asset of $13.2 million as of December 31, 2011, compared to a net deferred tax asset of $15.3 million as of December 31, 2010. The decrease in the net deferred asset from December 31, 2010 is due to the increase in the unrealized gain of the Company's investment portfolio.
In conducting its valuation allowance analysis, the Company developed an estimate of future earnings to determine both the need for a valuation allowance and the size of the allowance. In conducting this analysis, management has assumed economic conditions will continue to be very challenging in 2012, followed by gradual improvement in the ensuing years. These assumptions are in line with both national and regional economic forecasts. As such, its estimates include elevated credit losses in 2012, but at lower levels than those experienced in 2009 through 2011, followed by improvement in ensuing years as the Company’s loan portfolio continues to turn over. It also assumes: (1) a compressed net interest margin in 2012, with gradual improvement in future years, as the Company is able to convert some of its cash position to higher yielding instruments; and (2) reductions in operating expenses as credit costs abate and its other cost reduction strategies continue.
The completion of the $47.3 million capital raise discussed in Note 22 will trigger Internal Revenue Code Section 382 limitations on the amount of tax benefit from net operating loss carryforwards that the Company can utilize annually, because of the level of investment by several of the larger investors. This could impact the amount and timing of the release of the valuation allowance, largely depending on the level of market interest rates and the fair value of the Company’s balance sheet at the time the offering was completed. The evaluation of this impact is still being completed and will likely not be known until the end of 2012.
Intermountain has performed an analysis of its uncertain tax positions and has not recorded any potential penalties, interest or additional tax in its financial statements as of December 31, 2011. Intermountain’s tax positions for the years 2007 through 2011 remain subject to review by the Internal Revenue Service. Intermountain does not expect unrecognized tax benefits to significantly change within the next twelve months.

11. Stock-Based Compensation Plans
The Company has historically maintained equity compensation plans that provided for the grant of awards to its officers, directors and employees. However, the last of these plans expired in January, 2009 and no new options or restricted stock shares have been granted since 2008. However, awards remain unexercised or unvested under these plans.
Total stock-based compensation expense (benefit) recognized in the consolidated statement of operations for the years ended December 31, 2011, 2010, and 2009 was $216,000, $361,000, and $367,000 before income taxes, respectively. Total expense related to stock-based compensation for 2011 and 2010 is comprised of restricted stock expense.
Stock option transactions for all of the above described plans are summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Exercise Price Per Share	Weighted Average Remaining life (Years)

Balance, January 1, 2009	325,482	$6.00	$ 2.79 — 13.20	3.01
Options granted	—	—	—
Options exercised	(12,721)	4.41	3.70 — 4.42
Options forfeited and canceled	(58,075)	4.51	4.42 — 12.95
Outstanding, December 31, 2009	254,686	$6.35	$2.79 — 13.20	2.69
Options granted	—	—	—
Options exercised	—	—	—
Options forfeited and canceled	(17,402)	7.38	2.79 — 13.09
Outstanding, December 31, 2010	237,284	$6.28	$3.67 — 13.20	1.85
Options granted	—	—	—
Options exercised	—	—	—
Options forfeited and canceled	(71,708)	4.40	3.70 — 12.95
Outstanding, December 31, 2011	165,576	$7.09	$3.70 — 13.20	1.44
_______________________________________
The aggregate intrinsic value before applicable income taxes of the options listed above is the amount that would have been received by the optionees had all options been exercised on that date. Based on the Company’s closing stock price at December 31, 2011, 2010, and 2009, this amount was $0 at each of those dates, respectively.
The following table presents information about the options as of December 31, 2011:

	Total Outstanding			Exercisable
Range of Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Shares	Weighted Average Exercise Price
$4.15 - $4.83	53,803	$4.66	1.16	53,803	$4.66
$5.51 - $6.12	71,669	5.63	1.09	71,670	5.63
$12.12 - $13.20	40,100	12.95	2.44	40,100	12.95
	165,572	$7.09	1.44	165,573	$7.09

During the years ended December 31, 2011, 2010, and 2009, the intrinsic value of stock options exercised was $0, $0 and $7,000, and the total fair value of the options vested was $0, $0 and $0, respectively.
As of December 31, 2011, total unrecognized stock-based compensation expense related to non-vested restricted stock grants was approximately $153,000, which was expected to be recognized over a period of approximately 1.6 years.
Restricted stock transactions are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares
Balance, January 1, 2009	96,567	$16.06
Shares granted	—	—
Shares vested	(21,913)	17.06
Shares forfeited and canceled	(1,936)	17.79
Balance, December 31, 2009	72,718	15.71
Shares granted	—	—
Shares vested	(27,409)	16.55
Shares forfeited and canceled	(4,801)	15.91
Balance, December 31, 2010	40,508	15.12
Shares granted	—	—
Shares vested	(21,787)	17.84
Shares forfeited and canceled	(1,349)	15.12
Balance, December 31, 2011	17,372	$16.75

12. Earnings per Share
The following table (in thousands, except per share amounts) presents a reconciliation of the numerators and denominators used in the basic and diluted earnings per share computations for the years ended December 31 2011, 2010, and 2009.

	Years Ended December 31,
	2011	2010	2009
Numerator:
Net income — basic and diluted	$3	$(31,736)	$(21,911)
Preferred stock dividend	1,808	1,716	1,662
Net Income available to commons stockholders	$(1,805)	$(33,452)	$(23,573)
Denominator:
Weighted average shares outstanding — basic	8,406,536	8,385,615	8,360,654
Dilutive effect of common stock options, restricted stock awards	—	—	—
Weighted average shares outstanding — diluted	8,406,536	8,385,615	8,360,654
Earnings per share — basic and diluted:
Earnings per share — basic	$(0.21)	$(3.99)	$(2.82)
Effect of dilutive common stock options	—	—	—
Earnings per share — diluted	$(0.21)	$(3.99)	$(2.82)
Anti-dilutive securities not included in diluted earnings per share:
Common stock options	165,573	237,281	251,014
Common stock warrant	653,226	653,226	560,041
Restricted shares	22,526	48,758	—
Total anti-dilutive shares	841,325	939,265	811,055

Common stock equivalents were calculated using the treasury stock method.

13. Stockholders' Equity
On December 19, 2008, the Company issued 27,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, no par value with a liquidation preference of $1,000 per share (“Preferred Stock”) and a ten-year warrant to purchase up to 653,226 shares of Common Stock, no par value, as part of the Troubled Asset Relief Program Capital Purchase Program of the U.S. Department of Treasury (“U.S. Treasury”). The $27.0 million cash proceeds were allocated between the Preferred Stock and the warrant to purchase common stock based on the relative estimated fair values at the date of issuance. The fair value of the warrants was determined under the Black-Scholes model. The model includes assumptions regarding the Company’s common stock prices, dividend yield, and stock price volatility as well as assumptions regarding the risk-free interest rate. The strike price for the warrant is $6.20 per share.
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
The Preferred Stock has priority over the Company’s Common Stock with regard to the payment of dividends and liquidation distributions. The Preferred Stock qualifies as Tier 1 capital. The agreement with the U.S. Treasury contains limitations on certain actions of the Company, including the payment of quarterly cash dividends on the Company’s common stock in excess of current cash dividends paid in the previous quarter and the repurchase of its common stock during the first three years of the agreement. In addition, the Company agreed that, while the U.S. Treasury owns the Preferred Stock, the Company’s employee benefit plans and other executive compensation arrangements for its senior executive officers must comply with Section 111(b) of the Emergency Economic Stabilization Act of 2008.
Reflecting the Company’s ongoing strategy to prudently manage through the current economic cycle, the decision to maximize equity and liquidity at the Bank level had correspondingly reduced cash available at the parent Company. Consequently, to conserve the liquid assets of the parent Company, the Company’s Board of Directors decided to defer regularly scheduled interest payments on its outstanding Junior Subordinated Debentures related to its Trust Preferred Securities (“TRUPS Debentures”), and also defer regular quarterly cash dividend payments on its preferred stock held by the U.S. Treasury, beginning in December 2009. The Company is permitted to defer payments of interest on the TRUPS Debentures for up to 20 consecutive quarterly periods without default. During the deferral period, the Company may not pay any dividends or distributions on, or redeem, purchase or acquire, or make a liquidation payment with respect to the Company’s capital stock, or make any payment of principal or interest on, or repay, repurchase or redeem any debt securities of the Company that rank equally or junior to the TRUPS Debentures. Under the terms of the preferred stock, if the Company does not pay dividends for six quarterly dividend periods (whether or not consecutive), Treasury would be entitled to appoint two members to the Company’s board of directors. Deferred payments compound for both the TRUPS Debentures and preferred stock. Although these expenses will be accrued on the consolidated income statements for the Company, deferring these interest and dividend payments will preserve approximately $477,000 per quarter in cash for the Company.
Notwithstanding the pending deferral of interest and dividend payments, the Company fully intends to meet all of its obligations to the Treasury and holders of the TRUPS Debentures as quickly as it is prudent to do so. The Company is currently evaluating its position and future plans regarding these dividends.
The components of Other Comprehensive Income (OCI), net of tax, are as follows (in thousands):

	Unrealized Gains (Losses) On Securities	Other Than Temporary Impairment of Securities	Change in Derivative Contracts	Total Accumulated Other Comprehensive Income (Loss), Net
Balance, January 1, 2009	$(4,950)	—	$(985)	$(5,935)
2009 Change	1,528	(740)	307	1,095
Balance, December 31, 2009	(3,422)	(740)	(678)	(4,840)
2010 Change	3,789	(424)	246	3,611
Balance, December 31, 2010	367	(1,164)	(432)	(1,229)
2011 Change	3,547	(50)	102	3,599
Balance, December 31, 2011	$3,914	$(1,214)	$(330)	$2,370

The $3.5 million change in unrealized gains for 2011 is net of $2.3 million for the income tax effect of such adjustments, and the $50,000 negative change in the other than temporary impairment included in other comprehensive income is net of $33,000 for the income tax effect of such adjustments. The $102,000 change in derivative contracts reflects improvement in the fair value of the effective portion of an interest rate swap on the Company's Trust II Preferred obligation. See Note 9 of these Consolidated Financial Statements for more information on the obligation and Note 18 for more information on the swap.

14. Regulatory Capital
The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 2011 and 2010, no retained earnings were available for dividend declaration without prior regulatory approval.
On January 23, 2012, the Company announced that it had successfully closed a $47.3 million private capital raise led by Castle Creek Capital Partners IV, L.P. ("Castle Creek") and affiliates of Stadium Capital Management, LLC ("Stadium") through the issuance and sale of shares of common stock at $1.00 per share and a newly-created mandatorily convertible series of preferred stock which will automatically convert into shares of a new series of non-voting common stock at a conversion price of $1.00 upon shareholder approval of such non-voting common stock. The Company also issued to each of Castle Creek and Stadium, for no additional consideration, warrants to purchase 850,000 shares of non-voting common stock at $1.00 per share.
The Company also plans to conduct a rights offering in the spring of 2012 that will allow existing shareholders to purchase common shares at the same purchase price per share as the private placement investors. Certain private placement investors have agreed, subject to applicable regulatory limitations, to purchase shares that any existing shareholders do not purchase in the rights offering. It anticipates raising up to $8.7 million in this offering.
The Company expects to use the proceeds from the capital raise and the planned rights offering to strengthen its balance sheet, reinvest in its communities and for other general corporate purposes.
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
Intermountain and the Bank are required by applicable regulations to maintain certain minimum capital levels and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier I capital to average assets. Intermountain and the Bank plan to maintain their capital resources and regulatory capital ratios through the retention of earnings and the management of the level and mix of assets. At December 31, 2011, Intermountain exceeded the minimum published regulatory capital requirements to be considered “well-capitalized” pursuant to Federal Financial Institutions Examination Council “FFIEC” regulations. However, the Bank executed an informal agreement with its primary regulators in the first quarter of 2010 which among other conditions, requires the Bank to increase its capital by $30 million by June 16, 2010 and maintain a 10% Tier 1 capital to average assets ratio. Although the Company was not able to meet the capital requirement by the June 16, 2010 deadline, the downstream of $30 million in funds to the Bank as a result of the January 2012 capital raise noted above satisfies this condition of the agreement.
The following table sets forth the amounts and ratios regarding actual and minimum core Tier 1 risk-based and total risk-based capital requirements, together with the amounts and ratios required in order to meet the published definition of a “well-capitalized” institution (in thousands).

	Actual		Capital Requirements		Published Well-Capitalized Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2011
Total capital (to risk-weighted assets):
The Company	$74,807	12.58%	$47,587	8%	$59,484	10%
Panhandle State Bank	81,614	13.74%	47,524	8%	59,405	10%
Tier I capital (to risk-weighted assets):
The Company	67,316	11.32%	23,793	4%	35,690	6%
Panhandle State Bank	74,123	12.48%	23,762	4%	35,643	6%
Tier I capital (to average assets):
The Company	67,316	7.32%	36,775	4%	45,968	5%
Panhandle State Bank	74,123	8.07%	36,723	4%	45,904	5%
As of December 31, 2010
Total capital (to risk-weighted assets):
The Company	$76,090	11.32%	$53,766	8%	$67,207	10%
Panhandle State Bank	80,251	11.94%	53,767	8%	67,209	10%
Tier I capital (to risk-weighted assets):
The Company	67,639	10.06%	26,883	4%	40,324	6%
Panhandle State Bank	71,800	10.68%	26,884	4%	40,325	6%
Tier I capital (to average assets):
The Company	67,639	6.84%	39,535	4%	49,419	5%
Panhandle State Bank	71,800	7.26%	39,535	4%	49,419	5%

On a pro forma basis, using December 31, 2011 capital, average asset and risk-weighted balances as the base, the net increase in capital from the successfully completed private equity offering and the anticipated completion of the rights offering results in the totals and ratios in the following table. The pro forma information provided below assumes that no additional capital will be received as a result of the exercise of the warrants, since the warrants have a “cashless” exercise feature permitting the warrant holders to pay the exercise price in shares.  However, if the warrants were exercised in full for cash, we would receive an additional $1.7 million in capital.

Pro Forma Regulatory Capital Ratios
(Unaudited)
As of December 31, 2011
(Dollars in thousands)

	As	Adjustments from Initial Private Placements		Adjustments from Rights Offering
	Reported	(1) (4)	Subtotal	(2)	Pro Forma
INTERMOUNTAIN COMMUNITY BANCORP:
Tier 1 Capital	$67,316	$42,159	$109,475	$8,334	$117,809
Tier 2 Capital	7,491		7,491		7,491
Total Risk-Based Capital	74,807	42,159	116,966	8,334	125,300
Average Assets for Leverage Capital	919,365	42,159	961,524	8,334	969,858
Total Risk Weighted Assets (3)	594,836		594,836		594,836
Tier 1 Capital/Average Assets (Leverage Ratio)	7.32%		11.39%		12.15%
Tier 1 Capital to Risk-Weighted Assets	11.32%		18.4%		19.81%
Total Risk-Based Capital to Risk-Weighted Assets	12.58%		19.66%		21.06%

PANHANDLE STATE BANK:
Tier 1 Capital	$74,123	$30,000	$104,123		$104,123
Tier 2 Capital	7,491		7,491		7,491
Total Risk-Based Capital	81,614	30,000	111,614		111,614
Average Assets for Leverage Capital	918,086	30,000	948,086		948,086
Total Risk Weighted Assets (3)	594,049		594,049		594,049
Tier 1 Capital/Average Assets (Leverage Ratio)	8.07%		10.98%		10.98%
Tier 1 Capital to Risk-Weighted Assets	12.48%		17.53%		17.53%
Total Risk-Based Capital to Risk-Weighted Assets	13.74%		18.79%		18.79%

1) Reflects the issuance and sale on January 23, 2012, of 12,350,352 shares of Common Stock at $1.00 per share, 698,993 shares of Series B Preferred Stock at $50.00 per share which are initially convertible into 34,949,648 shares of Non-Voting Common Stock at $1.00 per share with net proceeds to the Company of approximately $42.2 million after deducting placement agent fees and other estimated transaction expenses paid by the Company.

2) Reflects the proposed issuance and sale of 8,700,000 shares of Common Stock at $1.00 per share. Net proceeds to the Company are estimated to be approximately $8.3 million after deducting estimated transaction expenses paid by the Company, which takes into account potential placement agent fees in the event shares are sold in private placements to investors who have agreed to purchase shares not subscribed in the rights offering. Although the agreements require certain investors in the private offering to purchase shares not subscribed in the rights offering, regulatory ownership restrictions may result in the Company raising less than the $8.7 million indicated in gross proceeds and $8.3 million in net proceeds.

3) Assumes proceeds from the capital raise will initially be placed in cash and cash equivalents with the Federal Reserve Bank. Assets held in the Federal Reserve Bank carry a zero-percent risk-weighting under the regulatory calculation of risk-weighted assets.

4) Regulatory capital ratios of the Bank, as adjusted, reflect the contribution by the Company of a net $30 million in capital to the Bank from the proceeds of the capital raise, net of costs.

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
The contractual amounts of these financial instruments representing credit risk at December 31, 2011, were as follows (in thousands):

Commitments to extend credit	$142,864
Credit card arrangements	$8,264
Standby letters of credit	$1,861

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
Intermountain leases office space and equipment. As of December 31, 2011, future minimum payments under all of the Company’s non-cancelable operating leases that have initial terms in excess of one year are due as follow (in thousands):

Year Ending December 31,	Amount
2012	$1,002
2013	834
2014	822
2015	843
2016	843
Thereafter	9,106
$13,450

Rent expense under these agreements for the years ended December 31, 2011, 2010 and 2009 totaled approximately $1,077,000, $1,119,000, and $1,212,000, respectively.
The Company sold the Sandpoint Center, its Company headquarters, in August 2009 to a third party in a sale-leaseback transaction. Because of the non-recourse financing terms offered by Panhandle State Bank, the lease is treated as an operating lease utilizing the financing method for accounting purposes. Consequently, there was no gain recognized at the time of the transaction and the building will remain on the consolidated financial statements with depreciation and interest expense recognized over the life of the lease. Panhandle State Bank executed an agreement to lease the building from the purchaser with an initial term of 20 years with three successive options to extend the lease for an additional 10 years each. At December 31, 2011, the future minimum lease payments for the Sandpoint Center and related sublease income are as follows (in thousands):

Year Ending December 31,	Sandpoint Center Lease Obligation	Sub Lease Income(1)
2012	$1,635	$(111)
2013	1,635	(94)
2014	1,717	(65)
2015	1,717	(46)
2016	1,717	(48)
Thereafter	23,669	(41)
	$32,090	$(405)
_______________________________________

(1)	Sublease income only includes income anticipated to be received under leases in effect at December 31, 2011. Additional space is available and may be subleased in the future.

16. Employee Plans
The Company sponsors a 401(k) profit sharing plan covering employees meeting minimum eligibility requirements. Employee contributions are voluntary, and the Company may make elective contributions to match up to 50% of the employee’s contribution up to 8% of eligible compensation. Effective January 1, 2009 the Company decreased the contribution match from 50% to 25%. Effective January 1, 2010, the Company decreased the contribution match to 0%. The Company's contributions to the plan for the years ended December 31, 2011, 2010, and 2009 totaled approximately $0, $0 and $321,000, respectively.

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

The Company has various compensation plans for employees. Contributions to the plan are at the discretion of the Board of Directors. Deferred compensation expense for these plans for the years ended December 31, 2011, 2010, and 2009 was approximately $553,000, $862,000 and $855,000, respectively. These various compensation plans are discussed in detail below.

•
The Company has annual incentive plans for key employees. Amounts are generally paid annually within 75 days after each year end. The accrued balance at December 31, 2011 and 2010 for these plans was approximately $191,000 and $385,000, respectively.

•
In 2003, the Company adopted a Supplemental Executive Retirement Plan (“SERP”). The SERP is a non-qualified unfunded plan designed to provide retirement benefits for two key employees of Intermountain. Participants will receive approximately $258,620 each in annual payments for 10 years beginning at normal retirement age. Retirement benefits vest after ten years of continued service and benefits are reduced for early retirement. The disability benefit is similar to the reduced benefit for early retirement without any vesting requirements. The plan provides for a change in control benefit if, within one year of a change in control, the participant’s employment is terminated. The total amount accrued under the plan as of December 31, 2011 and 2010, was approximately $601,000 and $529,000, respectively.

•
The Company has approved stock purchase and long-term retention agreements for certain key officers. Participants must remain employed to receive payments annually in December. The total amount paid under these agreements for 2011and 2010 was approximately $676,000 and $415,000, respectively. Approximately $356,000 remained available to be awarded at December 31, 2011.

17. Related-Party Transactions
The Bank has executed certain loans and deposits with its directors, officers and their affiliates. Related party loans and deposits are transacted as part of the Company’s normal course of business, and are not subject to preferential terms or conditions. The aggregate amount of loans outstanding to such related parties at December 31, 2011 and 2010 was approximately $243,000 and $139,000, respectively.
During the year, the balance of loans outstanding to directors and executive officers changed as follows (dollars in thousands):

2011
Balance, January 1,	$139
Reclassified	84
New	162
Sold	—
Repayment	(142)
Balance, December 31,	$243

Directors’ fees of approximately $243,000, $226,000, and $259,000 were paid during the years ended December 31, 2011, 2010, and 2009, respectively.
Two members of the Company’s Board of Directors are principals in law firms that provide legal services to Intermountain. During the years ended December 31, 2011, 2010 and 2009 the Company incurred legal fees of approximately $486, $3,000, and

$3,000, respectively, related to services provided by these firms.
In 2009, Curt Hecker, Intermountain’s Chief Executive Officer became a Director on the Board of Pacific Coast Bankers Bank (“PCBB”). The Bank utilizes PCBB as a correspondent bank and utilizes Bank Investment Group, a subsidiary of PCBB, for various management analytical reporting functions. During 2011, 2010 and 2009 the Company paid PCBB and related companies $199,000, $144,000 and $262,000, respectively for services.

18. Derivative Financial Instruments
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
Interest Rate Swaps — Designated as Cash Flow Hedges
The tables below identify the Company’s interest rate swaps at December 31, 2011 and December 31, 2010, which were entered into to hedge certain LIBOR-based trust preferred debentures and designated as cash flow hedges pursuant to ASC 815 (dollars in thousands):

	December 31, 2011
		Fair Value	Receive Rate	Pay Rate	Type of Hedging
Maturity Date	Notional Amount	(Loss)	(LIBOR)	(Fixed)	Relationship
Pay Fixed, Receive Variable:
October 2013	$8,248	$(635)	0.25%	4.58%	Cash Flow

	December 31, 2010
		Fair Value	Receive Rate	Pay Rate	Type of Hedging
Maturity Date	Notional Amount	(Loss)	(LIBOR)	(Fixed)	Relationship
Pay Fixed, Receive Variable:
October 2013	$8,248	$(892)	0.29%	4.58%	Cash Flow

The fair values, or unrealized losses, of $635,000 at December 31, 2011 and $892,000 at December 31, 2010 are included in other liabilities. The Company has deferred the interest payments on the related Trust Preferred borrowing beginning with the January 2010 scheduled remittance. As a result of the deferred interest payments, a calculation of the effectiveness of the hedge was prepared. It was concluded that although the hedge is generally effective, there is a small amount of ineffectiveness due to the delayed payments. In 2011 the Company reversed $86,000 in interest expense related to the ineffective portion of the hedge.

The Company expensed $178,000 in interest expense in 2010 related to the ineffective portion of the hedge. The changes in fair value, net of tax, are separately disclosed in the statement of changes in stockholders’ equity as a component of comprehensive income (loss). Net cash flows from these interest rate swaps are included in interest expense on trust preferred debentures. The unrealized loss at December 31, 2011 is a component of comprehensive income (loss) for December 31, 2011. At December 31, 2011, Intermountain had $432,000 in restricted cash, (including $190,000 in Pacific Coast Bankers Bank) and Panhandle State Bank stock as collateral for the cash flow hedge. The following table provides a reconciliation of cash flow hedges measured at fair value during the periods indicated (in thousands):

	Year Ended
	December 31, 2011	December 31, 2010
Unrealized loss at beginning of period	$(892)	$(678)
Amount of gross income (loss) recognized in earnings (loss)	86	(178)
Amount of gross income (loss) recognized in other comprehensive income (loss)	171	(36)
Unrealized loss at end of period	$(635)	$(892)
Interest Rate Swaps — Not Designated as Hedging Instruments Under ASC 815
The Company has purchased certain derivative products to allow the Company to effectively convert a fixed rate loan to a variable rate payment stream. The Company economically hedges transactions by entering into offsetting derivatives executed with third parties upon the origination of a fixed rate loan with a customer. Derivative transactions executed as part of this program are not designated as ASC 815 hedge relationships and are, therefore, marked to market through earnings each period. In most cases the derivatives have mirror-image terms to the underlying transaction being hedged, which result in the positions’ changes in fair value offsetting completely through earnings each period. However, to the extent that the derivatives are not a mirror-image, changes in fair value will not completely offset, resulting in some earnings impact each period. Changes in the fair value of these interest rate swaps are included in other non-interest income. The following table summarizes these interest rate swaps as of December 31, 2011 and December 31, 2010 (in thousands):

	December 31, 2011		December 31, 2010
	Notional Amount	Fair Value (Loss)	Notional Amount	Fair Value (Loss)
Interest rate swaps with third party financial institutions	$2,559	$(215)	$2,559	$(38)
At December 31, 2011, loans receivable included ($215,000) of derivative assets and other liabilities included $0 of derivative assets related to these interest rate swap transactions. At December 31, 2011, the interest rate swaps had a maturity date of March 2019. At December 31, 2011, Intermountain had $72,000 in restricted cash as collateral for the interest rate swaps.

19. Fair Value of Financial Instruments
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

		Fair Value Measurements At December 31, 2011, Using
	Fair Value December 31,	Quoted Prices In Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:
U.S. treasury securities and obligations of U.S. government agencies	$—	$—	$—	$—
State and municipal securities	37,135		37,135
Residential mortgage backed securities (“MBS”)	181,904	—	167,130	14,774
Other Assets — Derivative	(215)	—	—	(215)
Total Assets Measured at Fair Value	$218,824	$—	$204,265	$14,559
Other Liabilities — Derivatives	$635	$—	$—	$635

		Fair Value Measurements At December 31, 2010, Using
	Fair Value December 31,	Quoted Prices In Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:
U.S. treasury securities and obligations of U.S. government agencies	$3,925	$—	$3,925	$—
State and municipal securities	5,230		5,230
Residential mortgage backed securities (“MBS”)	173,926	—	144,412	29,514
Other Assets — Derivative	(38)	—	—	(38)
Total Assets Measured at Fair Value	$183,043	$—	$153,567	$29,476
Other Liabilities — Derivatives	$892	$—	$—	$892

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and December 31, 2010 are summarized as follows (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs ( Level 3)
Description	Residential MBS	Derivatives	Total
January 1, 2011 Balance	$29,514	$(38)	$29,476
Total gains or losses (realized/unrealized)
Included in earnings	(1,273)	(177)	(1,450)
Included in other comprehensive income	2,338	—	2,338
Principal Payments	(3,874)	—	(3,874)
Sales of Securities	(11,931)	—	(11,931)
Transfers in and /or out of Level 3	—	—	—
December 31, 2011 Balance	$14,774	$(215)	$14,559

Fair Value Measurements
Using Significant Unobservable
Description	Inputs ( Level 3) Derivatives
January 1, 2011 Balance	$892
Total gains or losses (realized/unrealized):
Included in earnings	(86)
Included in other comprehensive income	(171)
December 31, 2011 Balance	$635

	Fair Value Measurements Using Significant Unobservable Inputs ( Level 3)
Description	Residential MBS	Derivatives	Total
January 1, 2010 Balance	$32,236	$57	$32,293
Total gains or losses (realized/unrealized):
Included in earnings	(930)	(95)	(1,025)
Included in other comprehensive income	5,642	—	5,642
Principal Payments	(4,971)	—	(4,971)
Sales of Securities	(2,463)	—	(2,463)
Transfers in and /or out of Level 3	—	—	—
December 31, 2010 Balance	$29,514	$(38)	$29,476

Fair Value Measurements
Using Significant Unobservable
Description	Inputs ( Level 3) Derivatives
January 1, 2010 Balance	$678
Total gains or losses (realized/unrealized):
Included in earnings	178
Included in other comprehensive income	36
December 31, 2010 Balance	892

Intermountain is required, from time to time, to measure certain other financial assets at fair value on a non-recurring basis. The following tables present the carrying value for these financial assets for the periods indicated (in thousands):

		Fair Value Measurements At December 31, 2011, Using
	Carrying Value December 31,	Quoted Prices In Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)
Loans(1)	$25,885	$—	$—	$25,885
OREO	6,650	—	—	6,650
Total Assets Measured at Fair Value	$32,535	$—	$—	$32,535
_______________________________________

(1)	Represents impaired loans, net, which are included in loans.

		Fair Value Measurements At December 31, 2010, Using
	Carrying Value Dec 31,	Quoted Prices In Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Loans(1)	$32,348	$—	$—	$32,348
OREO	4,429	—	—	4,429
Goodwill	—	—	—	—
Net Deferred Tax Asset, net of valuation	15,291	—	—	15,291
Total Assets Measured at Fair Value	$52,068	$—	$—	$52,068
_______________________________________

(1)	Represents impaired loans, net, which are included in loans.
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
OREO represents real estate which the Company has taken control of in partial or full satisfaction of loans. At the time of foreclosure, OREO is recorded at the lower of the carrying amount of the loan or fair value less costs to sell, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, management periodically performs valuations such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell. Fair value adjustments on other real estate owned are recognized within net loss on real estate owned.
The net deferred tax asset valuation represents a valuation allowance that was recognized in the third and fourth quarter of 2010. Intermountain uses an estimate of future earnings, and an evaluation of its loss carryback ability and tax planning strategies to determine whether or not the benefit of its net deferred tax asset will be realized. At December 31, 2011, Intermountain assessed whether it was more likely than not that it would realize the benefits of its deferred tax asset. Intermountain determined that the negative evidence associated with a three-year cumulative loss for the period ended December 31, 2011, and challenging economic conditions continued to outweigh the positive evidence. Therefore, Intermountain maintained the valuation allowance of $8.8 million against its deferred tax asset that was established in 2010. The company analyzes the deferred tax asset on a quarterly basis and may increase the allowance or reverse a portion or all of this allowance depending on actual results and estimates of future profitability.
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
Available for Sale Securities.  Securities totaling $204.3 million classified as available for sale are reported at fair value utilizing Level 2 inputs at December 31, 2011. For these securities, the Company obtained fair value measurements from an independent pricing service and internally validated these measurements. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus, prepayment speeds, credit information and the bond’s terms and conditions, among other things.
The available for sale portfolio also includes $14.8 million at December 31, 2011 in super senior or senior tranche collateralized mortgage obligations not backed by a government or other agency guarantee. These securities are collateralized by fixed rate prime or Alt A mortgages, are structured to provide credit support to the senior tranches, and are carefully analyzed and monitored by management. Because of disruptions in the current market for mortgage-backed securities and collateralized mortgage obligations, a limited market exists for these securities at December 31, 2011. This is evidenced by a significant widening in the bid-ask spread for these types of securities and the limited volume of actual trades made. As a result, less reliance can be placed on easily observable market data, such as pricing on transactions involving similar types of securities, in determining their current fair value. As such, significant adjustments were required to determine the fair value at the December 31, 2011 measurement date. These securities are valued using Level 3 inputs.
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
Loans. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for impaired loans when establishing the allowance for credit losses. Such amounts are generally based on either the estimated fair value of the cash flows to be received or the fair value of the underlying collateral supporting the loan less selling costs. Real estate collateral on these loans and the Company’s OREO is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace. Management reviews these valuations and makes additional valuation adjustments, as necessary, including subtracting estimated costs of liquidating the collateral or selling the OREO. The related nonrecurring fair value measurement adjustments have generally been classified as Level 3 because of the significant assumptions required estimating future cash flows on these loans, and the rapidly changing and uncertain collateral values underlying the loans. Volatility and the lack of relevant and current sales data in the Company’s market areas for various types of collateral create additional uncertainties and require the use of multiple sources and management judgment to make adjustments. Loans subject to nonrecurring fair value measurement were $25.9 million at December 31, 2011 all of which were classified as Level 3.
Other Real Estate Owned.  At the applicable foreclosure date, OREO is recorded at fair value of the real estate, less the estimated costs to sell the real estate. Subsequently, OREO is carried at the lower of cost or net realizable value (fair value less estimated selling costs), and is periodically assessed for impairment based on fair value at the reporting date. Fair value is determined from external appraisals and other valuations using judgments and estimates of external professionals. Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3. The Company’s OREO at December 31, 2011 totaled $6.7 million, all of which was classified as Level 3.
Interest Rate Swaps.  During the third quarter of 2008, the Company entered into an interest rate swap contract with Pacific Coast Bankers Bank. The purpose of the $8.2 million notional value swap is to convert the variable rate payments made on the Trust Preferred I obligation (see Note 9 — Other Borrowings) to a series of fixed rate payments for five years, as a hedging strategy to help manage the Company’s interest-rate risk. This contract is carried as an asset or liability at fair value, and as of December 31, 2010, it was a liability with a fair value of $635,000.
During the first quarter of 2009, the Company entered into an interest rate swap contract with Pacific Coast Bankers Bank. The purpose of the $1.6 million notional value swap is to convert the fixed rate payments earned on a loan receivable to a series of variable rate payments for ten years, as a hedging strategy to help manage the Company’s interest-rate risk. This contract is carried as an asset or liability at fair value, and as of December 31, 2011, it was an asset with a fair value of ($131,000). During the second quarter of 2009, the Company entered into an interest rate swap contract with Pacific Coast Bankers Bank. The purpose of the $1.0 million notional value swap is to convert the fixed rate payments earned on a loan receivable to a series of variable rate payments for ten years, as a hedging strategy to help manage the Company’s interest-rate risk. This contract is carried as an asset or liability at fair value, and as of December 31, 2011, it was an asset with a fair value of ($84,000).
Intermountain is required to disclose the estimated fair value of financial instruments, both assets and liabilities on and off the balance sheet, for which it is practicable to estimate fair value. These fair value estimates are made at December 31, 2011 based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price an asset could be sold at or the price a liability could be settled for. However, given there is no active market or observable market transactions for many of the Company’s financial instruments, the Company has made estimates of many of these fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimated values.

The estimated fair value of the financial instruments as of December 31, 2011 and December 31, 2010, are as follows (in thousands):

	December 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash, cash equivalents and restricted cash	$109,868	$109,868	$147,956	$147,956
Interest bearing certificates of deposit	—	—	—	—
Available-for-sale securities	219,039	219,039	183,081	183,081
Held-to-maturity securities	16,143	17,471	22,217	22,112
Loans held for sale	5,561	5,561	3,425	3,425
Loans receivable, net	502,252	515,737	563,228	578,080
Accrued interest receivable	4,100	4,100	4,360	4,360
BOLI	9,127	9,127	8,765	8,765
Financial liabilities:
Deposit liabilities	729,373	709,534	778,833	741,426
Borrowings	130,631	131,202	155,643	156,200
Accrued interest payable	1,676	1,676	1,406	1,406

The methods and assumptions used to estimate the fair values of each class of financial instruments are as follows:
Cash, Cash Equivalents and Certificates of Deposit
The carrying value of cash, cash equivalents, federal funds sold and certificates of deposit approximates fair value due to the relatively short-term nature of these instruments.
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

20. Quarterly Financial Data (Unaudited)
The following tables present Intermountain’s condensed operations on a quarterly basis for the years ended December 31, 2011 and 2010 (dollars in thousands, except per share amounts):

	Year Ended December 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$10,488	$10,790	$10,609	$9,770
Interest expense	(1,776)	(1,805)	(1,802)	(1,429)
Provision for losses on loans	(1,634)	(2,712)	(2,239)	(704)
Net interest income after provision for losses on loans	7,078	6,273	6,568	7,637
Other income	2,663	2,733	2,484	2,745
Operating expenses	(9,740)	(9,611)	(9,812)	(9,167)
Income (loss) before income taxes	1	(605)	(760)	1,215
Income tax benefit	—	—	—	152
Net income (loss)	$1	$(605)	$(760)	$1,367
Preferred stock dividend	443	448	457	460
Net income (loss) available to common stockholders	$(442)	$(1,053)	$(1,217)	$907
Earnings (loss) per share — basic	$(0.05)	$(0.13)	$(0.14)	$0.11
Earnings (loss) per share — diluted	$(0.05)	$(0.13)	$(0.14)	$0.11
Weighted average shares outstanding — basic	8,396,495	8,409,786	8,409,840	8,409,840
Weighted average shares outstanding — diluted	8,396,495	8,409,786	8,409,840	8,427,330

	Year Ended December 31, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$11,616	$11,599	$11,737	$11,097
Interest expense	(3,197)	(2,839)	(2,711)	(2,038)
Provision for losses on loans	(6,808)	(4,914)	(10,058)	(2,232)
Net interest income (loss) after provision for losses on loans	1,611	3,846	(1,032)	6,827
Other income	2,523	2,998	2,817	2,686
Operating expenses	(11,560)	(11,277)	(21,918)	(10,139)
Loss before income taxes	(7,426)	(4,433)	(20,133)	(626)
Income tax provision (benefit)	(3,117)	(1,934)	4,169	—
Net loss	$(4,309)	$(2,499)	$(24,302)	$(626)
Preferred stock dividend	419	427	432	438
Net loss available to common stockholders	$(4,728)	$(2,926)	$(24,734)	$(1,064)
Earnings (loss) per share — basic	$(0.56)	$(0.35)	$(2.95)	$(0.13)
Earnings (loss) per share — diluted	$(0.56)	$(0.35)	$(2.95)	$(0.13)
Weighted average shares outstanding — basic	8,372,315	8,388,128	8,390,877	8,390,877
Weighted average shares outstanding — diluted	8,372,315	8,388,128	8,390,877	8,390,877

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

Condensed Balance Sheets	December 31,
	2011	2010
Assets:
Cash	$1,515	$2,163
Investment in subsidiaries	85,280	80,473
Prepaid expenses and other assets	303	434
Total assets	$87,098	$83,070
Liabilities:
Other borrowings	$16,527	$16,527
Other liabilities	8,955	7,190
Total liabilities	25,482	23,717
Stockholders’ Equity	61,616	59,353
Total liabilities and stockholders’ equity	$87,098	$83,070

Condensed Statements of Operations	Years Ended December 31,
	2011	2010	2009
Interest income	$—	$1	$72
Interest expense	(851)	(1,035)	(1,843)
Net interest income (expense)	(851)	(1,034)	(1,771)
Equity in net earnings (loss) of subsidiary	1,310	(30,267)	(19,188)
Other income	—	—	673
Operating expenses	(456)	(435)	(1,625)
Net income (loss)	$3	$(31,736)	$(21,911)

Condensed Statements of Cash Flows	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$3	$(31,736)	$(21,911)
Equity income (loss) from subsidiary	(1,310)	30,267	19,188
Depreciation	—	—	291
Other	659	828	211
Net cash used in operating activities	(648)	(641)	(2,221)
Cash flows from investing activities:
Investments in and advances to subsidiaries	—	—	3,250
Sale of premises and equipment	—	—	21,284
Purchase of office properties	—	—	(131)
Net cash provided by investing activities	—	—	24,403
Cash flows from financing activities:
Proceeds from other borrowings	—	—	23,000
Proceeds from exercise of stock options	—	—	56
Repayment of borrowings	—	—	(47,086)
Cash dividends paid to preferred stockholders	—	—	(1,223)
Net cash used in financing activities	—	—	(25,253)
Net change in cash and cash equivalents	(648)	(641)	(3,071)
Cash and cash equivalents, beginning of year	2,163	2,804	5,875
Cash and cash equivalents, end of year	$1,515	$2,163	$2,804
22. Subsequent and Pending Events
$47.3 Million Capital Raise
On January 23, 2012, the Company announced that it had successfully closed a $47.3 million private capital raise led by Castle Creek Capital Partners IV, L.P. ("Castle Creek") and affiliates of Stadium Capital Management, LLC ("Stadium") through the issuance and sale of shares of common stock at $1.00 per share and a newly-created mandatorily convertible series of preferred stock which will automatically convert into shares of a new series of non-voting common stock at a conversion price of $1.00 upon shareholder approval of such non-voting common stock. The Company also issued to each of Castle Creek and Stadium, for no additional consideration, warrants to purchase 850,000 shares of non-voting common stock at $1.00 per share.
The securities were offered and sold in compliance with the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of SEC Regulation D.
Following closing of the private placements, Castle Creek and Stadium own approximately 9.9% and 14.9%, respectively, of the Company’s voting securities, and 33.3% each of the Company’s Common Stock and Non-Voting Common Stock taken together as a class (and after giving effect to the Shareholder Approval and conversion of the Series B Preferred Stock into Non-Voting Common Stock at $1.00 per share), in each case as calculated under the applicable regulations of the Board of Governors of the Federal Reserve System.
Effective upon the closing of the Private Placement, the Board of Directors of the Company (the “Board”) increased the size of the Board by two and appointed John L. Welborn, Jr, an affiliate of Stadium, and Russell J. Kubiak, an affiliate of Investor JRF, LLC (“JRF”), to serve as directors of the Company. In addition, Messrs. Welborn, Kubiak and John T. Pietrzak, designated by Castle Creek, were appointed to the Board of Directors of Panhandle State Bank, the Company’s wholly-owned subsidiary. The appointment of the new directors to the respective boards was, in each case, pursuant to the respective Purchase Agreements between the Company and Stadium, JRF and Castle Creek.

Rights Offering
As previously reported, the Company intends to commence a rights offering to shareholders who were holders of record on the business day immediately preceding the closing. Such shareholders will be offered non-transferable rights (“Rights”) to purchase shares of Common Stock at the same per share purchase price of $1.00 used in the private placements of Common Stock to the

Current Investors, for an aggregate offering of up to $8.7 million. In addition, in the event the rights offering is undersubscribed, Castle Creek, Stadium and two other investors agreed to purchase on a pro rata basis any shares of Common Stock that are not purchased pursuant to the rights offering (subject to such investors not exceeding overall ownership limits set forth in the respective purchase agreements), or, at the election of such investors, an equal number of shares of Non-Voting Common Stock (or, if the Articles Amendment has not yet been approved by the Company’s shareholders, an equivalent number of shares of Series B Preferred Stock).
On a pro forma basis, using December 31, 2011 balance sheet, capital, and outstanding share numbers as the base, the net change to the balance sheet and increase in capital from the successfully completed private equity offering and the anticipated completion of the rights offering results in the totals and ratios in the following table. The pro forma information provided below assumes that no additional capital will be received as a result of the exercise of the warrants, since the warrants have a “cashless” exercise feature permitting the warrant holders to pay the exercise price in shares.  However, if the warrants were exercised in full for cash, we would receive an additional $1.7 million in capital.

Pro Forma Balance Sheet
(Unaudited)
As of December 31, 2011
(Dollars in thousands)

	As	Adjustments from Initial Private Placements		Adjustments from Rights Offering
	Reported	(1)	Subtotal	(2)	Pro Forma
ASSETS:
Cash And Cash Equivalents	$109,867	$43,652	$153,519	$8,334	$161,853
Investments and Asset-Backed Securities (ABS) Available for Sale	219,039		219,039		219,039
Investments And ABS Held To Maturity	16,143		16,143		16,143
FHLB Stock	2,310		2,310		2,310
Loans Receivable, Net	502,252		502,252		502,252
Loans Held For Sale	5,561		5,561		5,561
Office Properties And Equipment, Net	37,687		37,687		37,687
Other Intangible Assets, Net	189		189		189
Bank Owned Life Insurance (BOLI)	9,127		9,127		9,127
Other Real Estate Owned (OREO)	6,650		6,650		6,650
Prepaid Expenses And Other Assets, Net	25,393	(1,493)	23,900	—	23,900
Total Assets	$934,218	$42,159	$976,377	$8,334	$984,711

LIABILITIES:
Deposits	$729,373		$729,373		$729,373
Advances From Federal Home Loan Bank Of Seattle	29,000		29,000		29,000
Repurchase Agreements And Fed Funds	85,104		85,104		85,104
Other Borrowings	16,527		16,527		16,527
Accrued Expenses And Other Liabilities	12,598		12,598		12,598
Total Liabilities	872,602	—	872,602	—	872,602

SHAREHOLDERS' EQUITY:
Common Stock	78,916	11,008	89,924	8,334	98,258
Fixed Rate Cumulative Perpetual Preferred Stock - Series A	26,149		26,149		26,149
Manditorily Convertible Cumulative Preferred Stock- Series B	—	31,151	31,151		31,151
Accumulated Comprehensive Income (Loss):

Unrealized Gain (Loss) On Investments, ABS and Derivatives (3)	2,370		2,370		2,370
Accumulated Deficit	(45,819)		(45,819)		(45,819)
Total Shareholders' Equity	61,616	42,159	103,775	8,334	112,109
Total Liabilities And Shareholders' Equity	$934,218	$42,159	$976,377	$8,334	$984,711

Book Value Per Common Share, Excluding Preferred Stock	$4.22		$3.74		$2.92
Tangible Book Value Per Common Share, Excluding Preferred Stock (4)	$4.19		$3.73		$2.91

Common Shares Outstanding At End Of Period	8,409,840	12,350,352	20,760,192	8,700,000	29,460,192

Shareholders' Equity To Total Assets	6.6%		10.63%		11.38%
Tangible Shareholders' Equity To Tangible Assets (5)	6.58%		10.61%		11.37%
Tangible Common Equity To Tangible Assets (6)	3.78%		4.74%		5.55%

Ratios Assuming Conversion of Series B Preferred to Non-Voting Common (7):

Book Value Per Common Share, Excluding Series A Preferred Stock	$4.22		$1.39		$1.33
Tangible Book Value Per Common Share, Excluding Series A Preferred Stock (4)	$4.19		$1.39		$1.33

Common Shares Outstanding At End Of Period Assuming Series B Conversion	8,409,840	47,300,000	55,709,840	8,700,000	64,409,840

Shareholders' Equity To Total Assets	6.6%		10.63%		11.38%
Tangible Shareholders' Equity To Tangible Assets (5)	6.58%		10.61%		11.37%
Tangible Common Equity To Tangible Assets Assuming Series B Conversion (6)	3.78%		7.93%		8.71%

1) Reflects the issuance and sale on January 23, 2012, of 12,350,352 shares of Common Stock at $1.00 per share, 698,993 shares of Series B Preferred Stock at $50.00 per share which are initially convertible into 34,949,648 shares of Non-Voting Common Stock at $1.00 per share with net proceeds to the Company of approximately $42.2 million after deducting placement agent fees and other estimated transaction expenses paid by the Company.

2) Reflects the proposed issuance and sale of 8,700,000 shares of Common Stock at $1.00 per share. Net proceeds to the Company are estimated to be approximately $8.3 million after deducting estimated transaction expenses paid by the Company, which takes into account potential placement agent fees in the event shares are sold in private placements to investors who have agreed to purchase shares not subscribed in the rights offering. Although the agreements require certain investors in the private offering to purchase shares not subscribed in the rights offering, regulatory ownership restrictions may result in the Company raising less than the $8.7 million indicated in gross proceeds and $8.3 million in net proceeds.

3) Net of deferred income taxes.
4) Tangible book value per common share is defined as total shareholders' equity, less any outstanding preferred stock, reduced by recorded goodwill and other intangible assets, divided by the total common shares outstanding.

5) Tangible shareholders' equity to tangible assets is defined as total shareholders' equity reduced by recorded goodwill and other intangible assets, divided by total assets reduced by recorded goodwill and other intangible assets.

6) Tangible shareholders' equity to tangible assets is defined as total shareholders' equity, less any outstanding preferred stock, reduced by recorded goodwill and other intangible assets, divided by total assets reduced by recorded goodwill and other intangible assets.

7) These ratios assume the conversion of all of the Series B Preferred Stock shares into shares of Non-Voting Common Stock following shareholder authorization of Non-Voting Common Stock at the 2012 Annual Meeting.

On a pro forma basis, using December 31, 2011 capital, average asset and risk-weighted balances as the base, the net increase in capital from the successfully completed private equity offering and the anticipated completion of the rights offering results in the totals and ratios in the following table. The pro forma information provided below assumes that no additional capital will be received as a result of the exercise of the warrants, since the warrants have a “cashless” exercise feature permitting the warrant holders to pay the exercise price in shares.  However, if the warrants were exercised in full for cash, we would receive an additional $1.7 million in capital.

Pro Forma Regulatory Capital Ratios
(Unaudited)
As of December 31, 2011
(Dollars in thousands)

	As	Adjustments from Initial Private Placements		Adjustments from Rights Offering
	Reported	(1) (4)	Subtotal	(2)	Pro Forma
INTERMOUNTAIN COMMUNITY BANCORP:
Tier 1 Capital	$67,316	$42,159	$109,475	$8,334	$117,809
Tier 2 Capital	7,491		7,491		7,491
Total Risk-Based Capital	74,807	42,159	116,966	8,334	125,300
Average Assets for Leverage Capital	919,365	42,159	961,524	8,334	969,858
Total Risk Weighted Assets (3)	594,836		594,836		594,836
Tier 1 Capital/Average Assets (Leverage Ratio)	7.32%		11.39%		12.15%
Tier 1 Capital to Risk-Weighted Assets	11.32%		18.4%		19.81%
Total Risk-Based Capital to Risk-Weighted Assets	12.58%		19.66%		21.06%

PANHANDLE STATE BANK:
Tier 1 Capital	$74,123	$30,000	$104,123		$104,123
Tier 2 Capital	7,491		7,491		7,491
Total Risk-Based Capital	81,614	30,000	111,614		111,614
Average Assets for Leverage Capital	918,086	30,000	948,086		948,086
Total Risk Weighted Assets (3)	594,049		594,049		594,049
Tier 1 Capital/Average Assets (Leverage Ratio)	8.07%		10.98%		10.98%
Tier 1 Capital to Risk-Weighted Assets	12.48%		17.53%		17.53%
Total Risk-Based Capital to Risk-Weighted Assets	13.74%		18.79%		18.79%

1) Reflects the issuance and sale on January 23, 2012, of 12,350,352 shares of Common Stock at $1.00 per share, 698,993 shares of Series B Preferred Stock at $50.00 per share which are initially convertible into 34,949,648 shares of Non-Voting Common Stock at $1.00 per share with net proceeds to the Company of approximately $42.2 million after deducting placement agent fees and other estimated transaction expenses paid by the Company.

2) Reflects the proposed issuance and sale of 8,700,000 shares of Common Stock at $1.00 per share. Net proceeds to the Company are estimated to be approximately $8.3 million after deducting estimated transaction expenses paid by the Company, which takes into account potential placement agent fees in the event shares are sold in private placements to investors who have agreed to purchase shares not subscribed in the rights offering. Although the agreements require certain investors in the private offering to purchase shares not subscribed in the rights offering, regulatory ownership restrictions may result in the Company raising less than the $8.7 million indicated in gross proceeds and $8.3 million in net proceeds.

3) Assumes proceeds from the capital raise will initially be placed in cash and cash equivalents with the Federal Reserve Bank. Assets held in the Federal Reserve Bank carry a zero-percent risk-weighting under the regulatory calculation of risk-weighted assets.

4) Regulatory capital ratios of the Bank, as adjusted, reflect the contribution by the Company of a net $30 million in capital to the Bank from the proceeds of the capital raise, net of costs.