Form 10-Q
period 2012-03-31
INTERMOUNTAIN COMMUNITY BANCORP
filed 2012-05-14
CIK 1284506

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s Common Stock, no par value per share, as of May 7, 2012 was 20,775,493.

Intermountain Community Bancorp
FORM 10-Q
For the Quarter Ended March 31, 2012

PART I — Financial Information
Item - 1 Financial Statements
Intermountain Community Bancorp
Consolidated Balance Sheets
(Unaudited)

	March 31, 2012	December 31, 2011
	(Dollars in thousands)
ASSETS
Cash and cash equivalents:
Interest-bearing	$76,316	$82,242
Non-interest bearing and vault	13,908	24,958
Restricted cash	12,561	2,668
Available-for-sale securities, at fair value	264,313	219,039
Held-to-maturity securities, at amortized cost	15,024	16,143
Federal Home Loan Bank (“FHLB”) of Seattle stock, at cost	2,310	2,310
Loans held for sale	4,172	5,561
Loans receivable, net	492,983	502,252
Accrued interest receivable	4,108	4,100
Office properties and equipment, net	37,155	37,687
Bank-owned life insurance ("BOLI")	9,214	9,127
Other intangibles	159	189
Other real estate owned (“OREO”)	6,852	6,650
Prepaid expenses and other assets	19,556	21,292
Total assets	$958,631	$934,218
LIABILITIES
Deposits	$731,458	$729,373
Securities sold subject to repurchase agreements	63,635	85,104
Advances from Federal Home Loan Bank	29,000	29,000
Cashier checks issued and payable	355	481
Unexercised stock warrant liability	1,007	—
Accrued interest payable	1,821	1,676
Other borrowings	16,527	16,527
Accrued expenses and other liabilities	11,879	10,441
Total liabilities	855,682	872,602
STOCKHOLDERS’ EQUITY
Common stock 300,000,000 shares authorized; 20,776,220 and 8,427,212 shares issued and 20,770,214 and 8,409,840 shares outstanding as of March 31, 2012 and December 31, 2011, respectively	91,511	78,916
Preferred stock, Series A, 27,000 shares issued and outstanding as of March 31, 2012 and December 31, 2011; liquidation preference of $1,000 per share	26,241	26,149
Mandatorily Convertible Cumulative Participating Preferred Stock, Series B, 698,993 and 0 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively; liquidation preference of $0.01 per share	28,735	—
Accumulated other comprehensive income, net of tax	2,064	2,370
Accumulated deficit	(45,602)	(45,819)
Total stockholders’ equity	102,949	61,616
Total liabilities and stockholders’ equity	$958,631	$934,218
The accompanying notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
	(Dollars in thousands, except per share data)
Interest income:
Loans	$7,071	$8,335
Investments	2,049	2,153
Total interest income	9,120	10,488
Interest expense:
Deposits	822	1,248
Other borrowings	676	529
Total interest expense	1,498	1,777
Net interest income	7,622	8,711
Provision for losses on loans	(959)	(1,633)
Net interest income after provision for losses on loans	6,663	7,078
Other income:
Fees and service charges	1,625	1,670
Loan related fee income	582	575
Net gain on sale of securities	585	—
Other-than-temporary impairment (“OTTI”) losses on investments (1)	(271)	—
Bank-owned life insurance	87	89
Fair value adjustment on cash flow hedge	(384)	—
Other	212	329
Total other income	2,436	2,663
Operating expenses
Salaries and employee benefits	4,136	4,947
Occupancy expense	1,684	1,787
Advertising	112	130
Fees an service charges	622	651
Printing, postage and supplies	300	337
Legal and accounting	350	235
FDIC assessment	313	445
OREO operations	104	476
Other expenses	677	732
Total operating expenses	8,298	9,740
Net income before income taxes	801	1
Income tax (provision) benefit	—	—
Net income	801	1
Preferred stock dividend	466	443
Net income (loss) applicable to common stockholders	$335	$(442)
Earnings (loss) per share — basic	$0.01	$(0.05)
Earnings (loss) per share — diluted	$0.01	$(0.05)
Weighted average common shares outstanding — basic (2)	44,278,310	8,396,495
Weighted average common shares outstanding — diluted (3)	44,426,732	8,396,495

(1)
Consisting of $7 and 0 of total other-than-temporary impairment net losses, net of $(264) and $0, recognized in other comprehensive income, for the three months ended March 31, 2012, and March 31, 2011, respectively.

(2) Includes the weighted average number of non-voting common shares that would be outstanding if the Series B preferred shares issued in the January 2012 private offering are converted to non-voting common shares.
(3) Includes the weighted average number of non-voting common shares that would be outstanding if the warrants issued in the January 2012 private offering are exercised directly for 1,700,000 non-voting common shares or exercised for Series B preferred shares and then converted, utilizing the Treasury stock method.
The accompanying notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
	(Dollars in thousands)
Net income	$801	$1
Other comprehensive income:
Change in unrealized gains on investments, and mortgage backed securities (“MBS”) available for sale, excluding non-credit loss on impairment of securities	(731)	394
Realized net gains reclassified from other comprehensive income	(585)	—
Non-credit loss on impairment on available-for-sale debt securities	263	(168)
Less deferred income tax benefit (provision) on securities	417	(89)
Change in fair value of qualifying cash flow hedge, net of tax	330	13
Net other comprehensive income (loss)	(306)	150
Comprehensive income	$495	$151
The accompanying notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$801	$1
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	676	768
Stock-based compensation expense	30	72
Net amortization of premiums on securities	1,075	604
Provisions for losses on loans	959	1,633
Goodwill impairment
Amortization of core deposit intangibles	29	31
(Gain) on sale of loans, investments, property and equipment	(973)	(147)
Impact of hedge dedesignation and current fair value adjustment	458	—
OTTI credit loss on available-for-sale investments	271	—
OREO valuation adjustments	(20)	361
Accretion of deferred gain on sale of branch property	(4)	(3)
Net accretion of loan and deposit discounts and premiums	(3)	(3)
Increase in cash surrender value of bank-owned life insurance	(87)	(89)
Change in:
Accrued interest receivable	(8)	339
Prepaid expenses and other assets	1,869	606
Accrued interest payable	1,301	(66)
Accrued expenses and other liabilities	(125)	(197)
Proceeds from sale of loans originated for sale	18,242	10,466
Loans originated for sale	(16,465)	(8,717)
Net cash provided by operating activities	8,026	5,659
Cash flows from investing activities:
Purchases of available-for-sale securities	(62,360)	(4,038)
Proceeds from calls or maturities of available-for-sale securities	1,233	132
Principal payments on mortgage-backed securities	12,190	13,132
Proceeds from calls or maturities of held-to-maturity securities	2,967	22
Origination of loans, net principal payments	7,694	20,094
Purchase of office properties and equipment	(144)	(83)
Proceeds from sale of other real estate owned	439	1,270
Net change in restricted cash	(9,893)	67
Net cash used in investing activities	(47,874)	30,596
Cash flows from financing activities:
Proceeds from issuance of series B preferred stock, gross	32,460	—
Proceeds from issuance of common stock, gross	13,832	—
Proceeds from issuance of warrant, gross	1,007	—
Capital issuance costs	(5,042)	—
Net change in demand, money market and savings deposits	17,931	5,969
Net change in certificates of deposit	(15,846)	(17,161)
Net change in repurchase agreements	(21,469)	(12,877)
Retirement of treasury stock	—	(4)
Net cash provided by financing activities	22,873	(24,073)
Net change in cash and cash equivalents	(16,975)	12,182
Cash and cash equivalents, beginning of period	107,199	144,666
Cash and cash equivalents, end of period	$90,224	$156,848
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,655	$1,843
Income taxes, net of tax refunds received	8	—
Noncash investing and financing activities:
Loans converted to other real estate owned	620	888
Accrual of preferred stock dividend	374	356
The accompanying notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp
Notes to Consolidated Financial Statements (Unaudited)

1. Basis of Presentation:
The foregoing unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2011. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented.
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

2. Investments:
The amortized cost and fair values of investments are as follows (in thousands):

	Available-for-Sale
	Amortized Cost	Cumulative Non-Credit OTTI (Losses) Recognized in OCI	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value/ Carrying Value
March 31, 2012
State and municipal securities	$39,661	$—	$1,751	$(3)	$41,409
Mortgage-backed securities - Agency Pass Throughs	75,163	—	2,007	(303)	76,867
Mortgage-backed securities - Agency CMO's	111,895	—	1,908	(333)	113,470
SBA Pools	18,595	—	—	(147)	18,448
Mortgage-backed securities - Non Agency CMO's (investment grade)	5,590	—	368	—	5,958
Mortgage-backed securities - Non Agency CMO's (below investment grade)	10,003	(1,747)	444	(539)	8,161
	$260,907	$(1,747)	$6,478	$(1,325)	$264,313
December 31, 2011
U.S. treasury securities and obligations of U.S. government agencies	$21	$—	$—	$—	$21
State and municipal securities	35,352	—	1,791	(8)	37,135
Mortgage-backed securities - Agency Pass Throughs	59,436	—	2,252	(126)	61,562
Mortgage-backed securities - Agency CMO's	103,349	—	2,526	(328)	105,547
Mortgage-backed securities - Non Agency CMO's (investment grade)	5,934	—	389	—	6,323
Mortgage-backed securities - Non Agency CMO's (below investment grade)	10,489	(2,011)	435	(462)	8,451
	$214,581	$(2,011)	$7,393	$(924)	$219,039
	Held-to-Maturity
	Carrying Value / Amortized Cost	Cumulative Non-Credit OTTI (Losses) Recognized in OCI	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2012
State and municipal securities	$15,024	$—	$1,374	$—	$16,398
December 31, 2011
State and municipal securities	$16,143	$—	$1,328	$—	$17,471

The following table summarizes the duration of Intermountain’s unrealized losses on available-for-sale and held-to-maturity securities as of the dates indicated (in thousands).

	Less Than 12 Months		12 Months or Longer		Total
March 31, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Residential mortgage-back securities	$72,633	$(623)	$3,772	$(552)	$76,405	$(1,175)
SBA Pools	18,336	(147)	—	—	18,336	(147)
State and municipal securities	3,496	(3)	—	—	3,496	(3)
Total	$94,465	$(773)	$3,772	$(552)	$98,237	$(1,325)

	Less Than 12 Months		12 Months or Longer		Total
December 31, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal securities	$1,659	$(8)	$—	$—	$1,659	$(8)
Mortgage-backed securities & CMO’s	39,905	(433)	3,993	(483)	43,898	(916)
Total	$41,564	$(441)	$3,993	$(483)	$45,557	$(924)

At March 31, 2012, the amortized cost and fair value of available-for-sale and held-to-maturity debt securities, by contractual maturity, are as follows (in thousands):

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$—	$—	$130	$130
After one year through five years	2,009	2,124	2,367	2,531
After five years through ten years	—	—	7,779	8,457
After ten years	37,652	39,285	4,748	5,280
Subtotal	39,661	41,409	15,024	16,398
Mortgage-backed securities	202,651	204,456	—	—
SBA Pools	18,595	18,448	—	—
Total Securities	$260,907	$264,313	$15,024	$16,398

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
Intermountain’s investment portfolios are managed to provide and maintain liquidity; to maintain a balance of high quality, diversified investments to minimize risk; to offset other asset portfolio elements in managing interest rate risk; to provide collateral for pledging; and to maximize returns. At March 31, 2012, the Company does not intend to sell any of its available-for-sale securities that have a loss position and it is not likely that it will be required to sell the available-for-sale securities before the anticipated recovery of their remaining amortized cost or maturity date. The unrealized losses on residential mortgage-backed securities without other-than-temporary impairment (“OTTI”) were considered by management to be temporary in nature.
The following table presents the OTTI losses for the three months ended March 31, 2012 and March 31, 2011:

	2012		2011
	Held To Maturity	Available For Sale	Held To Maturity	Available For Sale
Total other-than-temporary impairment losses	$—	$7	$—	$—
Portion of other-than-temporary impairment losses transferred from (recognized in) other comprehensive income (1)	—	264	—	—
Net impairment losses recognized in earnings (2)	$—	$271	$—	$—
_____________________________

(1)	Represents other-than-temporary impairment losses related to all other factors.

(2)	Represents other-than-temporary impairment losses related to credit losses.
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

3. Loans and Allowance for Loan Losses:
The components of loans receivable are as follows (in thousands):

	March 31, 2012
	Loans Receivable	%	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Commercial	$114,460	22.7%	$9,367	$105,093
Commercial real estate	172,508	34.2	7,861	164,647
Commercial construction	6,405	1.3	747	5,658
Land and land development loans	34,258	6.8	4,549	29,709
Agriculture	75,749	14.9	2,368	73,381
Multifamily	16,949	3.4	—	16,949
Residential real estate	57,879	11.5	3,868	54,011
Residential construction	2,554	0.5	—	2,554
Consumer	9,866	2.0	293	9,573
Municipal	13,369	2.7	—	13,369
Total loans receivable	503,997	100.0%	$29,053	$474,944
Allowance for loan losses	(11,372)
Deferred loan fees, net of direct origination costs	358
Loans receivable, net	$492,983
Weighted average interest rate	5.59%

	December 31, 2011
	Loans Receivable	%	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Commercial	$110,395	21.4%	$8,585	$101,810
Commercial real estate	167,586	32.6	10,918	156,668
Commercial construction	6,335	1.2	747	5,588
Land and land development loans	38,499	7.5	5,173	33,326
Agriculture	81,316	15.8	2,423	78,893
Multifamily	26,038	5.1	—	26,038
Residential real estate	58,861	11.4	4,013	54,848
Residential construction	2,742	0.5	—	2,742
Consumer	11,847	2.3	276	11,571
Municipal	11,063	2.2	—	11,063
Total loans receivable	514,682	100.0%	$32,135	$482,547
Allowance for loan losses	(12,690)
Deferred loan fees, net of direct origination costs	260
Loans receivable, net	$502,252
Weighted average interest rate	5.69%

The components of allowance for loan loss by types are as follows (in thousands):

	March 31, 2012
	Total Allowance	Individually Evaluated Allowance	Collectively Evaluated Allowance
Commercial	$2,577	$1,009	$1,568
Commercial real estate	3,953	1,675	2,278
Commercial construction	474	262	212
Land and land development loans	2,210	746	1,464
Agriculture	138	—	138
Multifamily	77	—	77
Residential real estate	1,575	976	599
Residential construction	62	—	62
Consumer	258	175	83
Municipal	48	—	48
Total	$11,372	$4,843	$6,529

	December 31, 2011
	Total Allowance	Individually Evaluated Allowance	Collectively Evaluated Allowance
Commercial	$2,817	$1,300	$1,517
Commercial real estate	4,880	2,804	2,076
Commercial construction	500	252	248
Land and land development loans	2,273	728	1,545
Agriculture	172	32	140
Multifamily	91	—	91
Residential real estate	1,566	939	627
Residential construction	59	—	59
Consumer	295	195	100
Municipal	37	—	37
Total	$12,690	$6,250	$6,440

A summary of current, past due and nonaccrual loans as of March 31, 2012 is as follows, (in thousands):

	Current	30-89 Days Past Due	90 Days or More Past Due and Accruing	Nonaccrual	Total
Commercial	$110,269	$151	$—	$4,040	$114,460
Commercial real estate	171,290	290	—	928	172,508
Commercial construction	6,360	—	—	45	6,405
Land and land development loans	32,080	96	—	2,082	34,258
Agriculture	75,626	—	—	123	75,749
Multifamily	16,949	—	—	—	16,949
Residential real estate	56,788	333	—	758	57,879
Residential construction	2,554	—	—	—	2,554
Consumer	9,758	84	—	24	9,866
Municipal	13,369	—	—	—	13,369
Total	$495,043	$954	$—	$8,000	$503,997

A summary of current, past due and nonaccrual loans as of December 31, 2011 is as follows, (in thousands):

	Current	30-89 Days Past Due	90 Days or More Past Due and Accruing	Nonaccrual	Total
Commercial	$106,509	$200	$—	$3,686	$110,395
Commercial real estate	164,578	705	—	2,303	167,586
Commercial construction	6,289	—	—	46	6,335
Land and land development loans	35,835	12	—	2,652	38,499
Agriculture	81,129	—	—	187	81,316
Multifamily	26,038	—	—	—	26,038
Residential real estate	58,037	423	—	401	58,861
Residential construction	2,742	—	—	—	2,742
Consumer	11,739	91	—	17	11,847
Municipal	11,063	—	—	—	11,063
Total	$503,959	$1,431	$—	$9,292	$514,682

The following table provides a summary of Troubled Debt Restructuring ("TDR") by performing status, (in thousands).

	March 31, 2012			December 31, 2011
Troubled Debt Restructurings	Nonaccrual	Accrual	Total	Nonaccrual	Accrual		Total
Commercial	$369	$609	$978	$571	$371		$942
Commercial real estate	—	2,048	2,048	382	1,889		2,271
Commercial construction	45	295	340	295	46		341
Land and land development loans	73	1,845	1,918	794	782		1,576
Agriculture	—	110	110	—	22	.	22
Residential real estate	—	993	993	1,377	—		1,377
Consumer	—	75	75	64	27		91
Total	$487	$5,975	$6,462	$3,483	$3,137		$6,620

A modified loan is considered a TDR when two conditions are met: 1) the borrower is experiencing financial difficulty and 2) concessions are made by the Company that would not otherwise be considered for a borrower with similar credit characteristics. Modified terms are dependent upon the financial position and needs of the individual borrower, as the Company does not employ modification programs for temporary or trial periods. The most common types of modifications include interest rate adjustments, covenant modifications, forbearance and/or other concessions. If the modification agreement is violated, the loan is handled by the Company's Special Assets group for resolution, which may result in foreclosure or other asset disposition.
Generally, TDRs are classified as impaired loans and are TDRs for the remaining life of the loan. Impaired and TDR classification may be removed if the borrower demonstrates compliance with the modified terms and the restructuring agreement specifies an interest rate equal to that which would be provided to a borrower with similar credit at the time of restructuring.
The Company's loans that were modified in the three month period ended March 31, 2012 and considered a TDR are as follows (dollars in thousands):

	Three months ended March 31, 2012
	Number	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial	1	$75	$75
Commercial real estate	1	100	100
Agriculture	1	110	110
	3	$285	$285

The balances below provide information as to how the loans were modified as TDRs during the three months ended March 31, 2012, (in thousands).

	Three months ended March 31, 2012
	Adjusted Interest Rate Only	Other*
Commercial	$75	$—
Commercial real estate	—	100
Agriculture	110	—
	$185	$100
(*) Other includes term or principal concessions or a combination of concessions, including interest rates.

As of March 31, 2012, the Company had specific reserves of $1.8 million on TDRs, and there were 2 TDRs in default totaling $178,000.
The allowance for loan losses and reserve for unfunded commitments are maintained at levels considered adequate by management to provide for probable loan losses as of the reporting dates. The allowance for loan losses and reserve for unfunded commitments are based on management’s assessment of various factors affecting the loan portfolio, including problem loans, business conditions and loss experience, and an overall evaluation of the quality of the underlying collateral. Changes in the allowance for loan losses and the reserve for unfunded commitments during the three month periods ending March 31, 2012 and 2011 are as follows:

	Allowance for Loan Losses March 31, 2012
	Balance, Beginning of Year	Charge-Offs Jan 1 through Mar 31, 2012	Recoveries Jan 1 through Mar 31 2012	Provision	Balance, End of Period
	(Dollars in thousands)
Commercial	$2,817	$(679)	$37	$402	$2,577
Commercial real estate	4,880	(1,137)	85	125	3,953
Commercial construction	500	—	2	(28)	474
Land and land development loans	2,273	(473)	38	372	2,210
Agriculture	172	(31)	51	(54)	138
Multifamily	91	—	—	(14)	77
Residential real estate	1,566	(163)	54	118	1,575
Residential construction	59	—	7	(4)	62
Consumer	295	(127)	59	31	258
Municipal	37	—	—	11	48
Allowance for loan losses	$12,690	$(2,610)	$333	$959	$11,372

	Allowance for Loan Losses March 31, 2011
	Balance, Beginning of Year	Charge-Offs Jan 1 through Mar 31, 2011	Recoveries Jan 1 through Mar 31, 2011	Provision	Balance, End of Period
	(Dollars in thousands)
Commercial	$2,925	$—	$—	$(514)	$2,411
Commercial real estate	3,655	(477)	1	913	4,092
Commercial construction	540	(382)	58	352	568
Land and land development loans	2,408	(476)	154	392	2,478
Agriculture	779	(294)	40	320	845
Multifamily	83	—	—	(10)	73
Residential real estate	1,252	(213)	40	180	1,259
Residential construction	65	—	—	53	118
Consumer	613	(99)	42	21	577
Municipal	135	—	—	(74)	61
Allowances for loan losses	$12,455	$(1,941)	$335	$1,633	$12,482

Allowance for Unfunded Commitments

	March 31,
	2012	2011
	(Dollars in thousands)
Balance Beginning January 1	$13	$17
Adjustment	1	1
Transfers	—	—
Allowance — Unfunded Commitments at end of period	$14	$18

Management's policy is to charge off loans or portions of loans as soon as an identifiable loss amount can be determined from evidence obtained, such as current cash flow information, updated appraisals or similar real estate evaluations, equipment, inventory or similar collateral evaluations, accepted offers on loan sales or negotiated discounts, and/or guarantor asset valuations. In situations where problem loans are dependent on collateral liquidation for repayment, management obtains updated independent valuations, such as appraisals or broker opinions, generally no less frequently than once every six months and more frequently for larger or more troubled loans. In the time period between these independent valuations, the Company monitors market conditions for any significant event or events that would materially change the valuations, and updates them as appropriate. If the valuations suggest an increase in collateral values, the Company does not recover prior amounts charged off until the assets are actually sold and the increase realized. However, if the updated valuations suggest additional loss, the Company charges off the additional amount.

The following tables summarize impaired loans:

	Impaired Loans
	March 31, 2012			December 31, 2011
	Recorded Investment	Principal Balance	Related Allowance	Recorded Investment	Principal Balance	Related Allowance
	(Dollars in thousands)
With an allowance recorded:
Commercial	$2,976	$3,304	$1,009	$2,942	$3,323	$1,300
Commercial real estate	5,094	5,485	1,675	7,439	8,732	2,804
Commercial construction	452	588	262	747	902	252
Land and land development loans	2,166	3,693	746	1,745	3,237	728
Agriculture	—	—	—	32	405	32
Multifamily	—	—	—	—	—	—
Residential real estate	1,827	2,026	976	1,928	2,165	939
Residential construction	—	—	—	—	—	—
Consumer	251	252	175	247	264	195
Municipal	—	—	—	—	—	—
Total	$12,766	$15,348	$4,843	$15,080	$19,028	$6,250
Without an allowance recorded:
Commercial	$6,391	$10,457	$—	$5,643	$9,099	$—
Commercial real estate	2,767	4,545	—	3,479	5,038	—
Commercial construction	295	295	—	—	198	—
Land and land development loans	2,383	4,614	—	3,428	6,165	—
Agriculture	2,368	2,423	—	2,391	2,512	—
Multifamily	—	—	—	—	—	—
Residential real estate	2,041	2,350	—	2,085	2,296	—
Residential construction	—	—	—	—	—	—
Consumer	42	67	—	29	56	—
Municipal	—	—	—	—	—	—
Total	$16,287	$24,751	$—	$17,055	$25,364	$—
Total:
Commercial	$9,367	$13,761	$1,009	$8,585	$12,422	$1,300
Commercial real estate	7,861	10,030	1,675	10,918	13,770	2,804
Commercial construction	747	883	262	747	1,100	252
Land and land development loans	4,549	8,307	746	5,173	9,402	728
Agriculture	2,368	2,423	—	2,423	2,917	32
Multifamily	—	—	—	—	—	—
Residential real estate	3,868	4,376	976	4,013	4,461	939
Residential construction	—	—	—	—	—	—
Consumer	293	319	175	276	320	195
Municipal	—	—	—	—	—	—
Total	$29,053	$40,099	$4,843	$32,135	$44,392	$6,250

	Impaired Loans
	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
	Average Recorded Investment	Interest Income Recognized (*)	Average Recorded Investment	Interest Income Recognized (*)
	(Dollars in thousands)
With an allowance recorded:
Commercial	$2,959	$81	$2,137	$42
Commercial real estate	6,267	113	5,403	261
Commercial construction	600	24	406	6
Land and land development loans	1,956	177	3,401	34
Agriculture	16	—	274	11
Multifamily	—	—	—	—
Residential real estate	1,878	42	1,318	41
Residential construction	—	—	55	23
Consumer	249	7	507	12
Municipal	—	—	—	—
Total	$13,925	$444	$13,501	$430
Without an allowance recorded:
Commercial	$6,017	$959	$8,820	$542
Commercial real estate	3,123	211	6,894	369
Commercial construction	148	5	167	11
Land and land development loans	2,906	224	5,888	316
Agriculture	2,380	125	942	77
Multifamily	—	—	—	—
Residential real estate	2,063	73	1,839	69
Residential construction	—	—	223	3
Consumer	36	4	341	5
Municipal	—	—	—	—
Total	$16,673	$1,601	$25,114	$1,392
Total:
Commercial	$8,976	$1,040	$10,957	$584
Commercial real estate	9,390	324	12,297	630
Commercial construction	748	29	573	17
Land and land development loans	4,862	401	9,289	350
Agriculture	2,396	125	1,216	88
Multifamily	—	—	—	—
Residential real estate	3,941	115	3,157	110
Residential construction	—	—	278	26
Consumer	285	11	848	17
Municipal	—	—	—	—
Total	$30,598	$2,045	$38,615	$1,822
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

Commercial Real Estate Loans: Difficult economic conditions and depressed real estate values continue to increase risk in the non-residential component of the commercial real estate portfolio. However, in comparison to its national peer group and the risk that existed in its construction and development portfolio, the Company has less overall exposure to commercial real estate and a stronger mix of owner-occupied (where the borrower occupies and operates in at least part of the building) versus non-owner occupied loans. The loans represented in this category are spread across the Company's footprint, and there are no significant concentrations by industry type or borrower. The most significant property types represented in the portfolio are office 18.0%, industrial 14.1%, health care 12.8% and retail 9.9%. The other 45.2% is a mix of property types with smaller concentrations, including religious facilities, auto-related properties, restaurants, convenience stores, storage units, motels and commercial investment land. Finished condominiums comprise only 2.2% of the commercial real estate portfolio.

While 66.2% of the Company's commercial real estate portfolio is in its Northern Idaho/Eastern Washington region, this region is a large and diverse region with differing local economies and real estate markets. Given this diversity, and the diversity of property types and industries represented, management does not believe that this concentration represents a significant concentration risk.

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

Construction and Development Loans: After the aggressive reduction efforts of the last three years, the land development and construction loan components pose much lower concentration risk for the total loan portfolio. However, the weakness of the overall construction sector still poses risk to the remaining construction and development portfolio. Residential real estate values tend to fluctuate with economic conditions, and have been falling rapidly in many of the Company's markets for the last three years, although the rate of decline is generally slowing. Management is maintaining its aggressive resolution efforts to further reduce its risk.

Agricultural Loans: The agricultural portfolio represents a larger percentage of the loans in the Bank's southern Idaho region. At the end of the period, agricultural loans and agricultural real estate loans totaled $75.7 million or 15.0% of the total loan portfolio. The agricultural portfolio consists of loans secured by livestock, crops and real estate. Agriculture has typically been a cyclical industry with periods of both strong and weak performance. Current conditions are very strong and are projected to remain solid for the next couple years. To mitigate credit risk, specific underwriting is applied to retain only borrowers that have proven track records in the agricultural industry. Many of Intermountain's agricultural borrowers are third or fourth generation farmers and ranchers with limited real estate debt, which reduces overall debt coverage requirements and provides extra flexibility and collateral for equipment and operating borrowing needs. In addition, the Bank has hired senior lenders with significant experience in agricultural lending to administer these loans. Further mitigation is provided through frequent collateral inspections, adherence to farm operating budgets, and annual or more frequent review of financial performance. The Company has minimal exposure to the dairy industry, the significant agricultural segment that has been under extreme pressure for the past few years.

Multifamily: The multifamily segment comprises $16.9 million or 3.4% of the total loan portfolio at the end of the period. This portfolio represents relatively low risk for the Company, as a result of the strong current market for multifamily properties and low vacancy rates across the Company's footprint.

Residential Real Estate, Residential Construction and Consumer: Residential real estate, residential construction and consumer loans total $70.3 million or 13.9% of the total loan portfolio. Management does not believe they represent significant concentration risk. However, continuing high unemployment and loss of equity is putting pressure on segments of this portfolio, particularly home equity lines and second mortgages.

Municipal loans: Municipal loans comprise $13.4 million or 2.7% of the total loan portfolio. The small size of the portfolio and careful underwriting of the loans within it limit overall concentration risk in this segment.

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
Credit quality indicators by loan segment are summarized as follows:

	Loan Portfolio Credit Grades by Type March 31, 2012
	Satisfactory Grade 1-3	Internal Watch Grade 4	Special Mention Grade 5	Substandard Grade 6	Doubtful Grade 7	Total
	(Dollars in thousands)
Commercial	$69,499	$31,674	$192	$13,095	$—	$114,460
Commercial real estate	113,273	45,523	—	13,712	—	172,508
Commercial construction	593	5,065	—	747	—	6,405
Land and land development loans	8,788	18,057	—	7,413	—	34,258
Agriculture	60,593	12,524	—	2,632	—	75,749
Multifamily	899	9,577	—	6,473	—	16,949
Residential real estate	43,270	9,640	—	4,969	—	57,879
Residential construction	2,554	—	—	—	—	2,554
Consumer	8,782	614	—	470	—	9,866
Municipal	13,195	174	—	—	—	13,369
Loans receivable, net	$321,446	$132,848	$192	$49,511	$—	$503,997

	Loan Portfolio Credit Grades by Type December 31, 2011
	Satisfactory Grade 1-3	Internal Watch Grade 4	Special Mention Grade 5	Substandard Grade 6	Doubtful Grade 7	Total
	(Dollars in thousands)
Commercial	$65,844	$32,293	$—	$12,259	$—	$110,396
Commercial real estate	107,984	43,305	—	16,297	—	167,586
Commercial construction	412	5,175	—	747	—	6,334
Land and land development loans	8,658	20,031	1,392	8,418	—	38,499
Agriculture	65,563	12,827	—	2,926	—	81,316
Multifamily	9,721	9,708	—	6,609	—	26,038
Residential real estate	43,419	10,066	—	5,376	—	58,861
Residential construction	2,742	—	—	—	—	2,742
Consumer	10,476	797	—	574	—	11,847
Municipal	11,063		—		—	11,063
Loans receivable, net	$325,882	$134,202	$1,392	$53,206	$—	$514,682

A summary of non-performing assets and classified loans at the dates indicated is as follows:

	March 31, 2012	December 31, 2011
	(Dollars in thousands)
Loans past due in excess of 90 days and still accruing	$—	$—
Non-accrual loans	8,000	9,292
Total non-performing loans	8,000	9,292
Other real estate owned (“OREO”)	6,852	6,650
Total non-performing assets (“NPAs”)	$14,852	$15,942
Classified loans (1)	$49,511	$53,206
_____________________________

1)	Classified loan totals are inclusive of non-performing loans and may also include troubled debt restructured loans, depending on the grading of these restructured loans.

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

4. Other Real Estate Owned:
At the applicable foreclosure date, OREO is recorded at the fair value of the real estate, less the estimated costs to sell the real estate. The carrying value of OREO is regularly evaluated and, if necessary, the carrying value is reduced to net realizable value. The following table presents OREO for the periods presented:

	Three Months Ended
	March 31, 2012	March 31, 2011
	(Dollars in thousands)
Balance, beginning of period	$6,650	$4,429
Additions to OREO	620	888
Proceeds from sale of OREO	(438)	(1,270)
Valuation Adjustments in the period (1)	20	(361)
Balance, end of period, March 31	$6,852	$3,686
___________________________

(1)	Amount includes chargedowns and gains/losses on sale of OREO
The balance of OREO increased by $202,000 during the first quarter, 2012, primarily as a result of additions to OREO. For the periods indicated, OREO assets consisted of the following (in thousands):

	March 31, 2012		December 31, 2011
Single family residence	$349	5.1%	$166	2.5%
Developed residential lots	2,339	34.1%	2,048	30.8%
Commercial buildings	324	4.7%	483	7.3%
Raw land	3,840	56.1%	3,953	59.4%
Total OREO	$6,852	100.0%	$6,650	100.0%

The Company’s Special Assets Group continues to dispose of OREO properties through a combination of individual sales to investors and bulk sales to investors.

5. Advances from the Federal Home Loan Bank of Seattle:
Panhandle State Bank, the banking subsidiary of Intermountain, has a credit line with FHLB of Seattle that allows it to borrow funds up to a percentage of its total assets, subject to collateralization requirements. Certain loans are used as collateral for these borrowings. At March 31, 2012 and December 31, 2011, this credit line represented a total borrowing capacity of $127.7 million and $100.3 million, of which $96.6 million and $69.3 million was available, respectively. The advances from FHLB at March 31, 2012 and December 31, 2011 are repayable as follows (in thousands):

	March 31, 2012		December 31, 2011
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due within 1 year	$25,000	2.06%	$25,000	2.06%
Due in 1 to 2 years	—	—		—
Due in 2 to 3 years	4,000	3.11	4,000	3.11
Due in 3 to 4 years	—	—	—	—
Due in 4 to 5 years	—	—	—	—
	$29,000	2.20%	$29,000	2.20%

Only member institutions have access to funds from the Federal Home Loan Banks. As a condition of membership, Panhandle is required to hold FHLB stock. As of March 31, 2012 and December 31, 2011, Panhandle held $2.3 million of FHLB stock. The FHLB of Seattle announced that they would no longer pay dividends or redeem or repurchase capital stock until further notice. Each FHLB continues to monitor its capital and other relevant financial measures as a basis for determining a resumption of dividends and capital stock repurchases at some later date.

6. Other Borrowings:
The components of other borrowings are as follows (in thousands):

	March 31, 2012	December 31, 2011
Term note payable (1)	$8,279	$8,279
Term note payable (2)	8,248	8,248
Total other borrowings	$16,527	$16,527
_____________________________

(1)
In January 2003, the Company issued $8.0 million of Trust Preferred securities through its subsidiary, Intermountain Statutory Trust I. The debt associated with these securities bears interest on a variable basis tied to the 90-day LIBOR (London Inter-Bank Offering Rate) index plus 3.25%, with interest only paid quarterly. The rate on this borrowing was 3.72% at March 31, 2012. The debt is callable by the Company quarterly and matures in March 2033. See Note A and B below.

(2)
In March 2004, the Company issued $8.0 million of Trust Preferred securities through its subsidiary, Intermountain Statutory Trust II. The debt associated with these securities bears interest on a variable basis tied to the 90-day LIBOR index plus 2.8%, with interest only paid quarterly. The rate on this borrowing was 3.37% at March 31, 2012. The debt is callable by the Company quarterly and matures in April 2034. During the third quarter of 2008, the Company entered into an interest rate swap contract with Pacific Coast Bankers Bank. The purpose of the $8.2 million notional value swap is to convert the variable rate payments made on our Trust Preferred I obligation to a series of fixed rate payments at 7.38% for five years, as a hedging strategy to help manage the Company’s interest-rate risk. See Note A and B below:

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

7. Earnings Per Share:
The following table presents the basic and diluted earnings per share computations (numbers in thousands):

	Three Months Ended March 31,
	2012	2011
Numerator:
Net income - basic and diluted	$801	$1
Preferred stock dividend	466	443
Net income (loss) applicable to common stockholders	$335	$(442)
Denominator:
Weighted average shares outstanding	17,778,027	8,396,495
Effect of participating preferred shares on an as converted basis	26,500,283	—
Weighted average shares outstanding — basic	44,278,310	8,396,495
Dilutive effect of common stock options, warrants, restricted stock awards	148,422	—
Weighted average shares outstanding — diluted	44,426,732	8,396,495
Earnings (loss) per share — basic and diluted:
Earnings (loss) per share — basic	$0.01	$(0.05)
Effect of dilutive common stock options, warrants, restricted stock awards	—	—
Earnings (loss) per share — diluted	$0.01	$(0.05)
Anti-dilutive securities not included in diluted earnings per share:
Common stock options	153,095	196,057
Common stock warrant - Series A	653,226	653,226
Restricted shares	—	29,649
Total anti-dilutive shares	806,321	878,932

Common stock equivalents were calculated using the treasury stock method. Series B preferred shares issued as part of the Company's January 2012 capital raise (see Note 8 Stockholders' Equity) have been included on an "as converted" basis in the calculation of basic earnings per share. These preferred shares are automatically convertible into non-voting common stock upon the approval of the issuance of non-voting common by the Company's shareholders, which is expected in the second quarter of 2012. The preferred shares and the non-voting common shares into which they would convert maintain the same dividend rights as the voting common shares of the Company.

As part of the same capital raise, warrants were issued for 1,700,000 shares of non-voting common stock (or the economically equivalent number of Series B preferred shares if non-voting common stock is not available). The impacts of these warrants were included in diluted earnings per share, and were calculated using the treasury stock method.

8. Stockholders' Equity:
On December 19, 2008, the Company issued 27,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, no par value with a liquidation preference of $1,000 per share (“Preferred Stock”) and a ten-year warrant to purchase up to 653,226 shares of Common Stock, no par value, as part of the Troubled Asset Relief Program Capital Purchase Program of the U.S. Department of Treasury (“U.S. Treasury”). The $27.0 million cash proceeds were allocated between the Preferred Stock and the warrant to purchase common stock based on the relative estimated fair values at the date of issuance, and the estimated value of the warrants was included in equity. The fair value of the warrants was determined under the Black-Scholes model. The model includes assumptions regarding the Company’s common stock prices, dividend yield, and stock price volatility as well as assumptions regarding the risk-free interest rate. The strike price for the warrant is $6.20 per share.
Dividends on the Series A Preferred Stock will accrue and be paid quarterly at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year. During the third quarter of 2009, the Board of Directors of the Company approved the deferral of regularly scheduled quarterly dividends on the Series A Preferred Stock, beginning in December 2009. The shares of Series A Preferred Stock have no stated maturity, do not have voting rights except in certain limited circumstances and are not subject to mandatory redemption or a sinking fund.
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
As part of the Company's capital raise in January, 2012, the Company authorized up to 864,600 shares of Mandatorily Convertible Cumulative Participating Preferred Stock, Series B, no par value with a liquidation preference of $0.01 per share (“Series B Preferred Stock”), 698,993 of which were outstanding as of March 31, 2012, and of which each share of Series B Preferred Stock will automatically convert into 50 shares of a new series of non-voting common stock at a conversion price of $1.00 per share (the “Non-Voting Common Stock”) upon shareholder approval of such Non-Voting Common Stock. The Series B Preferred Stock will, with respect to dividend rights and rights on liquidation, winding-up and dissolution, rank (i) on a parity with Series A Preferred Stock and (ii) senior to the Company's Common Stock and the Non-Voting Common Stock. Under the terms of the Series B Preferred Stock, until the authorization of the Non-Voting Common Stock is approved, and prior to June 30, 2012, if the Company pays a dividend or other distribution in respect of our Common Stock, the then holders of the Series B Preferred Stock will be entitled to receive a dividend equal to the product of (x) the per share dividend or other distribution paid in respect to each share of Common Stock and (y) the number of shares of Non-Voting Common Stock into which the Series B Preferred Stock is convertible. Additionally, if the authorization of the Non-Voting Common Stock is not approved by June 30, 2012, then, until such approval is subsequently attained, holders of the Series B Preferred Stock will be entitled to receive dividends at an annual rate equal to 15%, where such rate is calculated with respect to the original issue price of $50.00 per share of Series B Preferred stock. The shares of Series B Preferred Stock have no stated maturity, do not have voting rights except in certain limited circumstances and are not subject to mandatory redemption or a sinking fund.
In addition, as part of the Company's January 2012 capital raise, warrants to purchase 1,700,000 shares of the Company's Voting Common or Non-Voting Common (or an economically equivalent number of Series B Preferred shares if Non-Voting Common is not available) to two of the shareholders participating in the raise. The cash proceeds of the January offering were allocated between the warrants, the Common Stock and the Series B Preferred Stock based on the relative estimated fair values at the date of issuance. The fair value of the warrants was determined under the Black-Scholes model. The model includes assumptions regarding the Company’s common stock prices, dividend yield, and stock price volatility as well as assumptions regarding the risk-free interest rate. The strike price for the warrant is $1.00 per share, but is adjusted down if the Company recorded or otherwise issues shares at a price lower than the strike price. As such, the warrants are accounted for as a liability and listed at fair value on the Company's financial statements. Adjustments to the fair value are measured quarterly and any changes are recorded through non-interest income.
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

9. Income Taxes:

For both periods ended March 31, 2012 and March 31, 2011, the Company recorded no income tax provision due to net losses incurred. Intermountain maintained a net deferred tax asset of $13.3 million and $13.2 million as of March 31, 2012 and December 31, 2011, net of a valuation allowance of $8.8 million for each period end.
Intermountain uses an estimate of future earnings, future reversal of taxable temporary difference, and tax planning strategies to determine whether it is more likely than not that the benefit of the deferred tax asset will be realized. At March 31, 2012, Intermountain assessed whether it was more likely than not that it would realize the benefits of its deferred tax asset. Intermountain determined that the negative evidence associated with a three-year cumulative loss for the period ended December 31, 2011, and challenging economic conditions continued to outweigh the positive evidence. Therefore, Intermountain maintained the valuation allowance of $8.8 million against its deferred tax asset that was established in 2010. The Company analyzes the deferred tax asset on a quarterly basis and may increase the allowance or release a portion or all of this allowance depending on actual results and estimates of future profitability.
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
The completion of the $47.3 million capital raise in January, 2012 will trigger Internal Revenue Code Section 382 limitations on the amount of tax benefit from net operating loss carryforwards that the Company can utilize annually, because of the level of investment by several of the larger investors. This could impact the amount and timing of the release of the valuation allowance, largely depending on the level of market interest rates and the fair value of the Company’s balance sheet at the time the offering was completed. The evaluation of this impact is still being completed and will likely not be known until the end of 2012.
Intermountain has performed an analysis of its uncertain tax positions and has not recorded any potential penalties, interest or additional tax in its financial statements as of March 31, 2012. Intermountain’s tax positions for the years 2008 through 2011 remain subject to review by the Internal Revenue Service. Intermountain does not expect unrecognized tax benefits to significantly change within the next twelve months.
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
Interest Rate Swaps — Previously designated as Cash Flow Hedges
The tables below identify the Company’s interest rate swap which was entered into to hedge certain LIBOR-based trust preferred debentures and designated as a cash flow hedges pursuant to ASC 815, which no longer qualifies for hedge accounting as of March 31, 2012 (dollars in thousands):

			March 31, 2012
			Receive Rate	Pay Rate
Maturity Date	Notional Amount	Fair Value (Loss)	(LIBOR)	(Fixed)
Pay Fixed, Receive Variable:
October 2013	$8,248	$(547)	0.25%	4.58%

			December 31, 2011
			Receive Rate	Pay Rate
Maturity Date	Notional Amount	Fair Value (Loss)	(LIBOR)	(Fixed)
Pay Fixed, Receive Variable:
October 2013	$8,248	$(635)	0.2495%	4.58%

The fair value loss of $547,000 at March 31, 2012 and $635,000 at December 31, 2011 are included in other liabilities. The Company has deferred the interest payments on the related Trust Preferred borrowing beginning with the January 2010 scheduled remittance. As a result of the deferred interest payments, a calculation of the effectiveness of the hedge has been prepared each quarter. In March, 2012, it was concluded that the hedge no longer qualified for hedge accounting treatment, based on the mismatch between the deferred payments on the underlying Trust Preferred instrument and the required and expected payments on the derivative. As a result, the Company recorded $163,033 in interest expense and $384,000 in a fair value adjustment on its cash flow hedge in the Company's Statement of Operations. Net cash flows from these interest rate swaps are included in interest expense on trust preferred debentures. At March 31, 2012, Intermountain had $600,000 in restricted cash pledged as collateral for the cash flow hedge. The following table provides a reconciliation of cash flow hedges measured at fair value during the periods indicated (in thousands):

	Three Months Ended
	March 31, 2012	December 31, 2011
Unrealized loss at beginning of period	$(635)	$(892)
Amount of gross gain (loss) recognized in earnings gain (loss)	(458)	86
Amount of gross gain (loss) recognized in other comprehensive income gain (loss)	546	171
Unrealized loss at end of period	$(547)	$(635)

Interest Rate Swaps — Not Designated as Hedging Instruments Under ASC 815
The Company has purchased certain derivative products to allow the Company to effectively convert a fixed rate loan to a variable rate payment stream. The Company economically hedges derivative transactions by entering into offsetting derivatives executed with third parties upon the origination of a fixed rate loan with a customer. Derivative transactions executed as part of this program are not designated as ASC 815 hedge relationships and are, therefore, marked to market through earnings each period. In most cases the derivatives have mirror-image terms to the underlying transaction being hedged, which result in the positions’ changes in fair value offsetting completely through earnings each period. However, to the extent that the derivatives are not a mirror-image, changes in fair value will not completely offset, resulting in some earnings impact each period. Changes in the fair value of these interest rate swaps are included in other non-interest income. The following table summarizes these interest rate swaps as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012		December 31, 2011
	Notional Amount	Fair Value Loss	Notional Amount	Fair Value Loss
Interest rate swaps with third party financial institutions	$2,559	$(205)	$2,559	$(215)

At March 31, 2012, loans receivable included ($205,000) of derivative assets and other liabilities included $0 of derivative assets related to these interest rate swap transactions. At March 31, 2012, the interest rate swaps had a maturity date of March 2019 and April 2024 and Intermountain had $72,000 in restricted cash as collateral for the interest rate swaps.

11. Fair Value of Financial Instruments:
Fair value is defined under ASC 820-10 as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal market for the asset or liability in an orderly transaction between market participants on the measurement date. Fair value estimates are based on quoted market prices, if available. If quoted market prices are not available fair value estimates are based on quoted market prices of similar assets or liabilities, or the present value of expected future cash flows and other valuation techniques. These valuations are significantly affected by discount rates, cash flow assumptions, and risk and other assumptions used. Therefore, fair value estimates may not be substantiated by comparison to independent markets and are not intended to reflect the proceeds that may be realizable in an immediate settlement of the instruments.

Fair value is determined at one point in time and is not representative of future value. These amounts do not reflect the total value of a going concern organization. Management does not have the intention to dispose of a significant portion of its assets and liabilities and therefore, the unrealized gains or losses should not be interpreted as a forecast of future earnings and cash flows.
In support of these representations, ASC 820-10 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy is as follows:
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
The following tables present information about the Company’s assets measured at fair value on a recurring basis as of March 31, 2012, and December 31, 2011, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands).

	Fair Value Measurements At March 31, 2012, Using
	Fair Value	Quoted Prices In Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
Description	March 31, 2012	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:
State and municipal securities	41,409		41,409
Residential mortgage backed securities (“MBS”)	222,904	—	208,786	14,118
Other Assets — Derivative	(205)	—	—	(205)
Total Assets Measured at Fair Value	$264,108	$—	$250,195	$13,913
Other Liabilities — Derivatives	$547	$—	$—	$547
Unexercised Warrants	1,007	—	—	1,007
Total Liabilities Measured at Fair Value	1,554	—	—	1,554

	Fair Value Measurements At December 31, 2011 Using
	Fair Value	Quoted Prices In Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:
U.S. treasury securities and obligations of U.S. government agencies	$—	$—	$—	$—
State and municipal securities	37,135		37,135
Residential mortgage backed securities (“MBS”)	181,904	—	167,130	14,774
Other Assets — Derivative	(215)	—	—	(215)
Total Assets Measured at Fair Value	$218,824	$—	$204,265	$14,559
Other Liabilities — Derivatives	$635	$—	$—	$635

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011 are summarized as follows (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Description	Residential MBS	Derivatives	Total
January 1, 2012 Balance	$14,774	$(215)	$14,559
Total gains or losses (realized/unrealized):
Included in earnings	(271)	10	(261)
Included in other comprehensive income	244	—	244
Principal Payments	(629)	—	(629)
Sales of Securities	—	—	—
Transfers in and /or out of Level 3	—	—	—
March 31, 2012 Balance	$14,118	$(205)	$13,913

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Description	Unexercised Warrants	Derivatives	Total
January 1, 2012 Balance	$—	$635	$635
Total gains or losses (realized/unrealized):
Included in earnings	—	458	458
Included in other comprehensive income	—	(546)	(546)
Unexercised warrants issued in capital raise	1,007	—	1,007
Transfers in and /or out of Level 3	—	—	—
March 31, 2012 Balance	$1,007	$547	$1,554

	Fair Value Measurements Using Significant Unobservable Inputs ( Level 3)
Description	Residential MBS	Derivatives	Total
January 1, 2011 Balance	$29,514	$(38)	$29,476
Total gains or losses (realized/unrealized):
Included in earnings	(1,273)	(177)	(1,450)
Included in other comprehensive income	2,338	—	2,338
Principal Payments	(3,874)	—	(3,874)
Sales of Securities	(11,931)	—	(11,931)
Transfers in and /or out of Level 3	—	—	—
December 31, 2011 Balance	$14,774	$(215)	$14,559

Fair Value Measurements Using Significant Unobservable Inputs ( Level 3)
Description	Derivatives
January 1, 2011 Balance	$892
Total gains or losses:
Included in earnings	(86)
Included in other comprehensive income	(171)
December 31, 2011 Balance	$635

The following tables present additional quantitative information about assets and liabilities measured at fair value on a recurring basis and for which the company has utilized Level 3 inputs to determine fair value, as of March 31, 2012:

Quantitative Information about Level 3 Fair Value Measurements - Assets
March 31, 2012	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range of Inputs
Residential mortgage-backed securities	$14,118	Discounted cash flow and consensus pricing	Prepayment	4.03 to 43.03 CPR (1)
			Default rates	0 to 11.63 CDR (2)
			Loss severities	0% to 227.5%
Interest Rate Derivatives	$(205)	Discounted cash flow modeling and market indications	Cash flows of underlying instruments	Various payment mismatches based on characteristics of underlying loans
			Swap rates	0.50% to 1.00%
			LIBOR rates	0.25% to 0.75%
(1) CPR: Constant prepayment rate
(2) CDR: Constant default rate

Quantitative Information about Level 3 Fair Value Measurements - Liabilities
March 31, 2012	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range of Inputs
Unexercised Warrants	$1,007	Black Scholes model	Estimated underlying stock price volatility	90% to 100%
			Duration	2.5 to 3.0 years
			Risk-free rate	0.40% to 1.00%
Interest Rate Derivatives	$547	Discounted cash flow modeling and market indications	Cash flows of underlying instruments	Various payment mismatches based on characteristics of underlying loans
			Swap rates	0.50% to 1.00%
			LIBOR rates	0.25% to 0.75%

Intermountain may be required, from time to time, to measure certain other financial assets at fair value on a non-recurring basis. The following table presents the carrying value for these financial assets as of March 31, 2012 and December 31, 2011 (in thousands):

	Fair Value Measurements At March 31, 2012, Using
	Fair Value	Quoted Prices In Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
Description	March 31, 2012	(Level 1)	(Level 2)	(Level 3)
Loans(1)	$24,210	$—	$—	$24,210
OREO	6,852	—	—	6,852
Total Assets Measured at Fair Value	$31,062	$—	$—	$31,062
_____________________________

(1)	Represents impaired loans, net of allowance for loan loss, which are included in loans.

	Fair Value Measurements At December 31, 2011, Using
	Fair Value	Quoted Prices In Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
Loans(1)	$25,885	$—	$—	$25,885
OREO	6,650	—	—	6,650
Total Assets Measured at Fair Value	$32,535	$—	$—	$32,535
_____________________________

(1)	Represents impaired loans, net of allowance for loan loss, which are included in loans.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements - Liabilities
March 31, 2012	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range of Inputs
Impaired Loans	$24,210	Discounted cash flows and appraisal of collateral	Amount and timing of cash flows	No payment deferral to indefinite payment deferral
			Discount Rate	4% to 9%
			Appraisal adjustments	10% to 15%
			Liquidations Expenses	10% to 15%
OREO	$6,852	Appraisal of collateral	Appraisal adjustments	10% to 35%
			Liquidation Expenses	10% to 15%

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
Securities. The fair values of securities, other than those categorized as level 3 described above, are based principally on market prices and dealer quotes. Certain fair values are estimated using pricing models or are based on comparisons to market prices of similar securities. The fair value of stock in the FHLB equals its carrying amount since such stock is only redeemable at its par value.
Available for Sale Securities. Securities totaling $250.2 million classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtained fair value measurements from an independent pricing service and internally validated these measurements. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus, prepayment speeds, credit information and the bond’s terms and conditions, among other things.
The available for sale portfolio also includes $14.1 million in super senior or senior tranche collateralized mortgage obligations not backed by a government or other agency guarantee. These securities are collateralized by fixed rate prime or Alt A mortgages, are structured to provide credit support to the senior tranches, and are carefully analyzed and monitored by management. Because of disruptions in the current market for mortgage-backed securities and collateralized mortgage obligations, an active market did not exist for these securities at March 31, 2012. This is evidenced by a significant widening in the bid-ask spread for these types of securities and the limited volume of actual trades made. As a result, less reliance can be placed on easily observable market data, such as pricing on transactions involving similar types of securities, in determining their current fair value. As such, significant adjustments were required to determine the fair value at the March 31, 2012 measurement date. These securities are valued using Level 3 inputs.
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
Loans. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for impaired loans when establishing the allowance for credit losses. Such amounts are generally based on either the estimated fair value of the cash flows to be received or the fair value of the underlying collateral supporting the loan less selling costs. Real estate collateral on these loans and the Company’s OREO is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace. Management reviews these valuations and makes additional valuation adjustments, as necessary, including subtracting estimated costs of liquidating the collateral or selling the OREO. The related nonrecurring fair value measurement adjustments have generally been classified as Level 3 because of the significant assumptions required estimating future cash flows on these loans, and the rapidly changing and uncertain collateral values underlying the loans. Volatility and the lack of relevant and current sales data in the Company’s market areas for various types of collateral create additional uncertainties and require the use of multiple sources and management judgment to make adjustments. Loans subject to nonrecurring fair value measurement were $24.2 million at December 31, 2011 all of which were classified as Level 3.
Other Real Estate Owned. At the applicable foreclosure date, OREO is recorded at fair value of the real estate, less the estimated costs to sell the real estate. Subsequently, OREO is carried at the lower of cost or net realizable value (fair value less estimated selling costs), and is periodically assessed for impairment based on fair value at the reporting date. Fair value is determined from external appraisals and other valuations using judgments and estimates of external professionals. Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3. The Company’s OREO at March 31, 2012 totaled $6.9 million, all of which was classified as Level 3.
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
This contract is carried as an asset or liability at fair value, and as of March 31, 2012, it was a liability with a fair value of $547,000.
During the first quarter of 2009, the Company entered into an interest rate swap contract with Pacific Coast Bankers Bank. The purpose of the $1.6 million notional value swap is to convert the fixed rate payments earned on a loan receivable to a series of variable rate payments for ten years, as a hedging strategy to help manage the Company’s interest-rate risk. This contract is carried as an asset or liability at fair value, and as of March 31, 2012, it was an asset with a fair value of ($128,000). During the second quarter of 2009, the Company entered into an interest rate swap contract with Pacific Coast Bankers Bank. The purpose of the $1.0 million notional value swap is to convert the fixed rate payments earned on a loan receivable to a series of variable rate payments for ten years, as a hedging strategy to help manage the Company’s interest-rate risk. This contract is carried as an asset or liability at fair value, and as of December 31, 2011, it was an asset with a fair value of ($77,000).
Unexercised Warrant Liability. A liability for unexercised warrants was created as part of the Company's capital raise in January, 2012 (see Note 8--Stockholders' Equity). The liability is carried at fair value and adjustments are made periodically through non-interest income to record changes in the fair value. The fair value is measured using the Black Scholes, we seeks to estimate the market price that the unexercised options would bring if sold. Assumptions used in calculating the value include the volatility of the underlying stock, the risk-free interest rate, the expected term of the warrants, the market price of the underlying stock and the dividend yield on the stock. The fair value at March 31, 2012 was a liability of $1.0 million.
Intermountain is required to disclose the estimated fair value of financial instruments, both assets and liabilities on and off the balance sheet, for which it is practicable to estimate fair value. These fair value estimates are made at March 31, 2012 based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price an asset could be sold at or the price a liability could be settled for. However, given there is no active market or observable market transactions for many of the Company’s financial instruments, the Company has made estimates of many of these fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimated values.
The estimated fair value of the financial instruments as of March 31, 2012 and December 31, 2011, are as follows (in thousands):

	March 31, 2012
	Carrying Amount	Fair Value	Quoted Priced in Active Markets for identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash, cash equivalents, restricted cash and federal funds sold	$102,785	$102,785	$102,785	$—	$—
Available-for-sale securities	264,313	264,313	—	250,195	14,118
Held-to-maturity securities	15,024	16,399	—	16,399	—
Loans held for sale	4,172	4,172	—	4,172	—
Loans receivable, net	492,983	505,452	—	—	505,452
Accrued interest receivable	4,108	4,108	—	4,108	—
BOLI	9,214	9,214	—	9,214	—
Financial liabilities:				—	—
Deposit liabilities	731,458	712,526	—	—	712,526
Borrowings	109,162	108,885	—	—	108,885
Accrued interest payable	1,821	1,821	—	1,821	—
Unexercised warrants	1,007	1,007	—	—	1,007

	December 31, 2011
	Carrying Amount	Fair Value
Financial assets:
Cash, cash equivalents, restricted cash and federal funds sold	$109,868	$109,868
Interest bearing certificates of deposit	—	—
Available-for-sale securities	219,039	219,039
Held-to-maturity securities	16,143	17,471
Loans held for sale	5,561	5,561
Loans receivable, net	502,252	515,737
Accrued interest receivable	4,100	4,100
BOLI	9,127	9,127
Financial liabilities:
Deposit liabilities	729,373	709,534
Borrowings	130,631	131,202
Accrued interest payable	1,676	1,676

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

12. Subsequent Events:

On April 23, 2012, the Company commenced a rights offering for up to $8.7 million that will allow existing shareholders to purchase common shares at $1.00 per share, the same purchase price per share as the private placement investors paid in the $47.3 million capital raise that the Company completed in January 2012. Certain investors from the January private placement have agreed, subject to applicable regulatory limitations, to purchase shares that any existing shareholders do not purchase in the rights offering.
The Company expects to use the proceeds from the planned rights offering to strengthen its balance sheet, reinvest in its communities and for other general corporate purposes, including using all or a portion of such proceeds to redeem its Series A Preferred Stock held by the U.S. Treasury as part of the TARP Capital Purchase Program.

13. New Accounting Pronouncements:

In April 2011, the FASB issued ASU No. 2011-03, “Reconsideration of Effective Control for Repurchase Agreements.”  ASU No. 2011-03 modifies the criteria for determining when repurchase agreements would be accounted for as a secured borrowing rather than as a sale.  Currently, an entity that maintains effective control over transferred financial assets must account for the transfer as a secured borrowing rather than as a sale.  The provisions of ASU No. 2011-03 removes from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee.  The FASB believes that contractual rights and obligations determine effective control and that there does not need to be a requirement to assess the ability to exercise those rights.  ASU No. 2011-03 does not change the other existing criteria used in the assessment of effective control.  The provisions of ASU No. 2011-03 are effective prospectively for transactions, or modifications of existing transactions, that occur on or after January 1, 2012.  As the Company accounts for all of its repurchase agreements as collateralized financing arrangements, the adoption of this ASU did not have a material impact on the Company's statements of operation and financial condition.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  ASU No. 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards (“IFRS”).  The changes to U.S. GAAP as a result of ASU No. 2011-04 are as follows:  (1) The concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets (that is, it does not apply to financial assets or any liabilities); (2) U.S. GAAP currently prohibits application of a blockage factor in valuing financial instruments with quoted prices in active markets.  ASU No. 2011-04 extends that prohibition to all fair value measurements; (3) An exception is provided to the basic fair value measurement principles for an entity that holds a group of financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk that are managed on the basis of the entity's net exposure to either of those risks.  This exception allows the entity, if certain criteria are met, to measure the fair value of the net asset or liability position in a manner consistent with how market participants would price the net risk position; (4) Aligns the fair value measurement of instruments classified within an entity's shareholders' equity with the guidance for liabilities; and (5) Disclosure requirements have been enhanced for recurring Level 3 fair value measurements to disclose quantitative information about unobservable inputs and assumptions used, to describe the valuation processes used by the entity, and to describe the sensitivity of fair value measurements to changes in unobservable inputs and interrelationships between those inputs.  In addition, entities must report the level in the fair value hierarchy of items that are not measured at fair value in the statement of condition but whose fair value must be disclosed.  The provisions of ASU No. 2011-04 are effective for the Company's interim reporting period beginning on or after December 15, 2011.  The adoption of ASU No. 2011-04 did not have a material impact on the Company's statements of operation and financial condition.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.”  The provisions of ASU No. 2011-05 allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  The statement(s) are required to be presented with equal prominence as the other primary financial statements.  ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders' equity but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The provisions of ASU No. 2011-05 are effective for the Company's interim reporting period beginning on or after December 15, 2011, with retrospective application required.  The adoption of ASU No. 2011-05 is expected to result in presentation changes to the Company's statements of operations and the addition of a statement of comprehensive income.  The adoption of ASU No. 2011-05 did not have an impact on the Company's statements of condition.

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment.”  The provisions of ASU No. 2011-08 permits an entity an option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required.  Otherwise, no further impairment testing is required.  ASU No. 2011-08 includes examples of events and circumstances that may indicate that a reporting unit's fair value is less than its carrying amount.  The provisions of ASU No. 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted provided that the entity has not yet performed its annual impairment test for goodwill.  The Company performs its annual impairment test for goodwill in the fourth quarter of each year.  The adoption of ASU No. 2011-08 did not have a material impact on the Company's statements of operation and financial condition.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This report contains forward-looking statements. For a discussion about such statements, including the risks and uncertainties inherent therein, see “Forward-Looking Statements.” Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes presented elsewhere in this report and in Intermountain’s Form 10-K for the year ended December 31, 2011.

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
Since opening in 1981, the Bank has continued to grow by opening additional branch offices throughout Idaho and has also expanded into the states of Oregon and Washington. Intermountain also operates a Trust & Investment Services division, which provides investment, insurance, wealth management and trust services to its clients.
The national economic recession and continuing soft local markets have slowed the Company’s growth over the past several years. In response, Company management shifted its priorities to improving asset quality, raising additional capital, maintaining a conservative balance sheet and improving the efficiency of its operations. Significant progress has been made in these areas, and management is now implementing plans to pursue prudent growth opportunities.
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
The Company’s strengths include a strong, committed team of experienced banking officers, a loyal and low-cost deposit base, a strong net interest margin, a sophisticated and increasingly effective risk management system, and a strong operational and compliance infrastructure. In the current slow-growth environment, the Company is leveraging these strengths to seek prudent growth opportunities, further reduce risk on its balance sheet, and lower interest and non-interest expense. In particular, Company management is focused on the following:

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

•	Maintaining a conservative balance sheet and effectively managing Company risk amidst a still uncertain economic and regulatory environment.

•	Increasing the efficiency of its operations by continuing to restructure processes, re-negotiate contracts and rationalize various business functions.

•	Increasing local, transactional deposit balances while continuing to minimize interest expense by increasing referral activity and targeting specific business and non-profit groups.

•
Offsetting anticipated regulatory pressures on current non-interest income streams by expanding its trust, investment and insurance sales, restructuring current product pricing plans, and pursuing opportunities to diversify into new fee-based programs serving both its existing clientele and new potential markets.

In further pursuit of these goals, the Company continues to pursue additional capital. The Company successfully closed on a private offering that netted $42.3 million in new capital for the Company in January, 2012, ("Rights Offering"). It has now commenced an $8.7 million rights offering to existing shareholders of record as of January 20, 2012, which will allow them to buy shares at the same $1.00 share price that the private placement investors received. The Company expects to use the proceeds from the capital raise and the rights offering to make capital contributions to further strengthen its balance sheet, reinvest in its communities and for other general corporate purposes, including, subject to regulatory approval, using all or a portion of such proceeds to redeem its Series A Preferred Stock held by the U.S. Treasury as part of the TARP Capital Purchase Program.
Once completed the two capital offerings will allow the Company additional flexibility to pursue the above goals. In addition, management believes that disruption and consolidation in the market may lead to other opportunities as well, either through direct acquisition of other banks or by capitalizing on opportunities created by market disruption to attract strong new employees and customers.

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
Management believes the allowance for loan losses was adequate at March 31, 2012. While management uses available information to provide for loan losses, the ultimate collectability of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions and other relevant factors. A further slowdown in economic activity could adversely affect cash flows for both commercial and individual borrowers, as a result of which the Company could experience increases in nonperforming assets, delinquencies and losses on loans. The allowance requires considerable judgment on the part of management, and material changes in the allowance can have a significant impact on the Company's financial position and results of operations.
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

Derivative Financial Instruments and Hedging Activities. In various aspects of its business, the Company uses derivative financial instruments to modify its exposure to changes in interest rates and market prices for other financial instruments. Many of these derivative financial instruments are designated as hedges for financial accounting purposes. Intermountain’s hedge accounting policy requires the assessment of hedge effectiveness, identification of similar hedged item groupings, and measurement of changes in the fair value of hedged items. If the derivative financial instruments identified as hedges no longer qualify for hedge accounting treatment, changes in the fair value of these hedged items are recognized in current period earnings, and the impact on the consolidated results of operations and reported earnings could be significant. During March, 2012, the Company identified one derivative that no longer qualified for hedge accounting, resulting in a reduction in earnings for the quarter. See Note 10 to the Consolidated Financial Statements for more information on this derivative.
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
At March 31, 2012, Intermountain assessed whether it was more likely than not that it would realize the benefits of its deferred tax asset. Intermountain determined that the negative evidence associated with a three-year cumulative loss for the period ended December 31, 2011, and challenging economic conditions continued to outweigh the positive evidence. Therefore, Intermountain maintained a valuation allowance of $8.8 million against its deferred tax asset. The company analyzes the deferred tax asset on a quarterly basis and may recapture a portion or all of this allowance depending on future profitability. Including the valuation allowance, Intermountain had a net deferred tax asset of $13.3 million as of March 31, 2012, compared to a net deferred tax asset of $13.2 million as of December 31, 2011.
The completion of the capital raise noted in the "Business Strategy & Opportunities" section above will trigger Internal Revenue Code Section 382 limitations on the amount of tax benefit from net operating loss carryforwards that the Company can claim annually. The effect of this limitation is currently being evaluated and is influenced by the level of market interest rates and the fair value of the Company's balance sheet at the time the planned offering was completed. This could impact the amount and timing of the release of the valuation allowance. The evaluation of this impact is currently in process and will likely not be known until the end of 2012.
Note 13, “New Accounting Pronouncements” in the Notes to the Consolidated Financial Statements, discusses new accounting pronouncements adopted by Intermountain and the expected impact of accounting pronouncements recently issued or proposed, but not yet required to be adopted.

Results of Operations
Overview. Intermountain recorded net income applicable to common stockholders of $335,000, or $0.01 per diluted share for the three months ended March 31, 2012, compared with net income applicable to common stockholders of $907,000 or $0.11 per diluted share for the fourth quarter of 2012 (the "sequential quarter") and a net loss applicable to common stockholders of $442,000 or $0.05 per diluted share, for the three months ended March 31, 2011.
The annualized return on average assets (“ROAA”) was 0.34%, 0.58%, and 0.0% for the three months ended March 31, 2012, December 31, 2011, and March 31, 2011, respectively. The annualized return on average common equity (“ROAE”) was 3.23%, 10.28% and -5.37% for the three months ended March 31, 2012, December 31, 2011 and March 31, 2011, respectively.
     Net Interest Income. The most significant component of earnings for the Company is net interest income, which is the difference between interest income from the Company’s loan and investment portfolios, and interest expense on deposits, repurchase agreements and other borrowings. During the three months ended March 31, 2012, December 31, 2011 and March 31, 2011, net interest income was $7.6 million, $8.3 million, and $8.7 million, respectively. The decrease in net interest income from the sequential quarter and the prior period last year reflects lower interest income on loans resulting from declines in both volume and rate. Very low market rates and intense competition for strong borrowers are pressuring both the Company's and its competitors' loan yields. Decreasing rates are also impacting the Company's investment portfolio, but the impact in the first quarter was offset by increasing volumes. Interest expense on deposits continued to decrease as deposit rates declined in response to lower market rates, and CD volumes continued to contract. The increase in interest expense on short-term borrowings from the sequential quarter reflected higher interest expense on an ineffective cash flow hedge.

Average interest-earning assets decreased by 5.2% to $861.1 million for the three months ended March 31, 2011, compared to $908.6 million for the three months ended March 31, 2011. The decrease was driven by a reduction of $49.8 million or 8.9% in average loans. Average investments and cash increased by $2.2 million or 0.6% over the three month period in 2011. Lower loan volumes continued to reflect paydowns and liquidation of existing loan balances, and lower loan demand caused by the slow economy and tighter underwriting standards.
Average interest-bearing liabilities decreased by 8.9% or $82.3 million for the three month period ended March 31, 2012 compared to March 31, 2011. Average deposit balances decreased $42.6 million, or 5.5%, while borrowings decreased $39.7 million, or 25.6%. The decreases reflected management’s focus on lowering interest expense and reducing higher rate or non-relationship funding. Part of this money transitioned into non-FDIC insured investments offered through the Company's trust and investments division.
The net interest margin was 3.55% for the three months ended March 31, 2012 as compared to 3.94% in the fourth quarter of 2011 and 3.89% in the first quarter of last year. Decreases in the average yields on both loans and investments more than offset lower borrowing costs.
The Company continues to focus on lowering its overall cost of funds, while maintaining transaction deposit balances from core relationship customers. The cost on interest-bearing liabilities dropped from 0.78% for the first three months of 2011 to 0.71% for the same period in 2012, even with the impact of the ineffective hedge noted above. Management believes that some opportunities still remain to further lower funding costs. However, given the already low level of market rates and the Company’s cost of funds, any future gains are likely to be less than those already experienced. Asset yields are likely to remain compressed in the short-term, although management is working to boost yields through the conversion of cash into either the investment or loan portfolio, and the conversion of investment funds into the loan portfolio.
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
The provision for losses on loans totaled 959,000 for the three months ended March 31, 2012, compared to a provision of $706,000 for the sequential quarter and $1.6 million for the three months ended March 31, 2011. Lower provision costs over the past two quarters reflect continued improvements in the quality of the Company's loan portfolio. The following table summarizes provision and loan loss allowance activity for the periods indicated.

	March 31,
	2012	2011
	(Dollars in thousands)
Balance Beginning January 1	$(12,690)	$(12,455)
Charge-Offs
Commercial loans	679	—
Commercial real estate loans	1,137	477
Commercial construction loans	—	382
Land and land development loans	473	476
Agriculture loans	31	294
Multifamily loans	—	—
Residential loans	163	213
Residential construction loans	—	—
Consumer loans	127	99
Municipal loans	—	—
Total Charge-offs	2,610	1,941
Recoveries
Commercial loans	(37)	—
Commercial real estate loans	(85)	(1)
Commercial construction loans	(2)	(58)
Land and land development loans	(38)	(154)
Agriculture loans	(51)	(40)
Multifamily loans	—	—
Residential loans	(54)	(40)
Residential construction loans	(7)	—
Consumer loans	(59)	(42)
Municipal loans	—	—
Total Recoveries	(333)	(335)
Net charge-offs	2,277	1,606
Transfers	—	—
Provision for losses on loans	(959)	(1,633)
Sale of loans	—	—
Balance at March 31	$(11,372)	$(12,482)
Allowance — Unfunded Commitments Balance Beginning January 1	$(13)	$(17)
Adjustment	(1)	(1)
Transfers	—	—
Allowance — Unfunded Commitments at March 31	$(14)	$(18)

Net chargeoffs totaled $2.3 million in the first three months of 2012, compared to $1.6 million in the first quarter of 2011. The increase reflected final resolution of a number of credits for which the Company had previously reserved and had been working on. These credits were concentrated in the commercial and commercial real estate segments, while other segments generally experienced lower chargeoff activity. In general, portfolio losses are no longer concentrated in any particular industry or loan type, as prior efforts to reduce exposure in construction, land development and commercial real estate loans have decreased the exposure in these segments considerably. The Company continues to resolve or liquidate its problem loans aggressively, particularly those with higher loss exposures, and now believes that the risk of future large losses is reduced. The loan loss allowance to total loans ratio was 2.25% at March 31, 2012, compared to 2.46% at December 31, 2011 and 2.26% at March 31, 2011, respectively. At the end of the quarter, the allowance for loan losses totaled 142.2% of non-performing loans compared to 136.6% at December 31, 2011 and 66.7% at March 31, 2011. The increase in this coverage ratio reflects the reduction of non-performing loans over both prior periods.

Given current economic uncertainty, management continues to evaluate and adjust the loan loss allowance carefully and frequently to reflect the most current information available concerning the Company’s markets and loan portfolio. In its evaluation, management considers current economic and borrower conditions in both the pool of loans subject to specific impairment, and the pool subject to a more generalized allowance based on historical and other factors. When a loan is characterized as impaired, the Company performs a specific evaluation of the loan, focusing on potential future cash flows likely to be generated by the loan, current collateral values underlying the loan, and other factors such as government guarantees or guarantor support that may impact repayment. Based on this evaluation, it sets aside a specific reserve for this loan and/or charges down the loan to its net realizable value (selling price less estimated closing costs) if it is unlikely that the Company will receive any cash flow beyond the amount obtained from liquidation of the collateral. If the loan continues to be impaired, management periodically re-evaluates the loan for additional potential impairment, and charges it down or adds to reserves if appropriate. On the pool of loans not subject to specific impairment, management evaluates regional, bank and loan-specific historical loss trends to develop its base reserve level on a loan-by-loan basis. It then modifies those reserves by considering the risk grade of the loan, current economic conditions, the recent trend of defaults, trends in collateral values, underwriting and other loan management considerations, and unique market-specific factors such as water shortages or other natural phenomena. The ending allowance still reflected higher levels of problem assets and heightened concerns about current economic and market conditions. However, management believes that it has already incurred the most significant losses and reduced its concentrations in riskier assets, particularly its residential land and construction portfolio.

General trending information with respect to non-performing loans, non-performing assets, and other key portfolio metrics is as follows (dollars in thousands):

Credit Quality Trending

	March 31, 2012	December 31, 2011	September 30, 2011	March 31, 2011
	(Dollars in thousands)
Loans past due in excess of 90 days and still accruing	$—	$—	$—	$1
Non-accrual loans	8,000	9,292	10,329	18,716
Total non-performing loans (“NPLs”)	8,000	9,292	10,329	18,717
OREO	6,852	6,650	7,378	3,686
Total non-performing assets (“NPAs”)	$14,852	$15,942	$17,707	$22,403
Classified loans (1)	$49,511	$53,207	$58,018	$61,239
Troubled debt restructured loans (2)	$6,462	$6,620	$5,651	$6,360
Total allowance related to non-accrual loans	$305	$676	$508	$1,254
Interest income recorded on non-accrual loans (3)	$63	$716	$482	$156
Non-accrual loans as a percentage of net loans receivable	1.62%	1.85%	1.97%	3.46%
Total non-performing loans as a % of net loans receivable	1.62%	1.85%	1.97%	3.46%
Allowance for loan losses (“ALLL”) as a percentage of non-performing loans	142.2%	136.6%	139.1%	66.7%
Total NPAs as a % of total assets (4)	1.55%	1.71%	1.91%	2.28%
Total NPAs as a % of tangible capital + ALLL (“Texas Ratio”) (4)	13.01%	21.51%	23.69%	31.41%
Loan delinquency ratio (30 days and over)	0.19%	0.28%	0.30%	0.54%
_____________________________

(1)	Classified loan totals are inclusive of non-performing loans and may also include troubled debt restructured loans, depending on the grading of these restructured loans.

(2)	Includes accruing restructured loans of $6.0 million and non-accruing restructured loans of $487,000. No other funds are available for disbursement on restructured loans.

(3)	Interest income on non-accrual loans based on year-to-date interest totals
The decrease in NPLs and classified loans from the same period one year ago reflects continued loan resolution activity. The Company’s special assets team continues to migrate loans through the collections process and has made steady progress in reducing classified and non-accrual loans through multiple management strategies, including borrower workouts, individual asset sales to local and regional investors, and a limited number of bulk sales and auctions of like properties. The Company continues to monitor its non-accrual loans closely and revalue the collateral on a periodic basis. This re-evaluation may create the need for additional write-downs or additional loss reserves on these assets. Loan delinquencies (30 days or more past due) were down to 0.19% from 0.28% at December 31, 2011 and 0.54% in the first quarter of 2011.
The following tables summarize NPAs by type and geographic region, and provides trending information over the past year:

Nonperforming Asset Trending By Category

	3/31/2012	12/31/2011	3/31/2011
	(Dollars in thousands)
Commercial loans	$4,040	$3,686	$4,423
Commercial real estate loans	1,252	2,786	4,935
Commercial construction loans	43	44	46
Land and land development loans	8,262	8,653	9,713
Agriculture loans	123	187	614
Multifamily loans	—	—	—
Residential real estate loans	1,106	567	2,181
Residential construction loans	2	2	111
Consumer loans	24	17	380
Total NPAs by Categories	$14,852	$15,942	$22,403

March 31, 2012	North Idaho — Eastern Washington	Magic Valley Idaho	Greater Boise Area	E. Oregon, SW Idaho Excluding Boise	Other	Total	% of Loan Type to Total Non-Performing Assets
	(Dollars in thousands)
Commercial loans	$3,234	$508	$244	$54	$—	$4,040	27.2%
Commercial real estate loans	693	155	207	197	—	1,252	8.4%
Commercial construction loans	43	—	—	—	—	43	0.3%
Land and land development loans	8,216	25	7	—	14	8,262	55.7%
Agriculture loans	—	58	41	24	—	123	0.8%
Multifamily loans	—	—	—	—	—	—	—%
Residential real estate loans	689	—	45	240	132	1,106	7.4%
Residential construction loans	2	—	—	—	—	2	—%
Consumer loans	17	—	—	2	5	24	0.2%
Total	$12,894	$746	$544	$517	$151	$14,852	100.0%
Percent of total NPAs	86.8%	5.0%	3.7%	3.5%	1.0%	100.0%
Percent of NPAs to total loans in each region	4.5%	2.3%	1.1%	0.5%	0.5%	3.0%

NPAs by location December 31, 2011	North Idaho —Eastern Washington	Magic Valley Idaho	Greater Boise Area	E. Oregon, SW Idaho Excluding Boise	Other	Total	% of Loan Type to Total Non-Performing Assets
	(Dollars in thousands)
Commercial loans	$3,030	$357	$252	$27	$20	$3,686	23.0%
Commercial real estate loans	841	131	332	238	1,244	2,786	17.5%
Commercial construction loans	44	—	—	—	—	44	0.3%
Land and land development loans	8,308	76	240	14	15	8,653	54.3%
Agriculture loans	—	36	66	53	32	187	1.2%
Multifamily loans	—	—	—	—	—	—	—%
Residential real estate loans	308	—	78	75	106	567	3.6%
Residential construction loans	2	—	—	—	—	2	—%
Consumer loans	15	—	—	—	2	17	0.1%
Total	$12,548	$600	$968	$407	$1,419	$15,942	100.0%
Percent of total NPAs	78.7%	3.8%	6.1%	2.5%	8.9%	100.0%
Percent of NPAs to total loans in each region	4.3%	1.7%	1.7%	0.4%	5.0%	3.1%

Land development assets continue to represent the highest segment of non-performing assets, and largely reflect one large $5.3 million OREO property. The totals for the other segments are relatively small and have largely declined since last year. The geographic breakout of NPAs reflects the OREO property noted above, the stronger market presence the Company holds in Northern Idaho and Eastern Washington, and aggressive reductions in non-performing assets in the greater Boise and Magic Valley markets through property sales and loan writedowns. The overall level of NPAs remains below the average of the Company’s peer group.
At March 31, 2012 and December 31, 2011 classified loans (loans with risk grades 6, 7 or 8) by loan type are as follows:

	March 31, 2012		December 31, 2011
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial loans	$13,095	26.4%	$12,259	23.0%
Commercial real estate loans	13,712	27.7	16,297	30.6
Commercial construction loans	747	1.5	748	1.4
Land and land development loans	7,413	15.0	8,418	15.8
Agriculture loans	2,632	5.3	2,927	5.5
Multifamily loans	6,473	13.1	6,609	12.4
Residential real estate loans	4,969	10.0	5,375	10.1
Residential construction loans	—	—	—	—
Consumer loans	470	1.0	574	1.2
Municipal loans	—	—	—	—
Total classified loans	$49,511	100.0%	$53,207	100.0%

Classified loans are loans for which management believes it may experience some problems in obtaining repayment under the contractual terms of the loan, and are inclusive of the Company’s non-accrual loans. However, categorizing a loan as classified does not necessarily mean that the Company will experience any or significant loss of expected principal or interest.
Classified loans decreased by $3.7 million from December 31, 2011, and $11.7 million from March 31, 2011. The commercial real estate and land development segments experienced the largest decreases, as the Company continued to focus on reducing exposure in these higher risk areas. Classified commercial loans increased modestly from December, reflecting the addition of a couple government-guaranteed loans.

As with NPAs, the geographical distribution of the Company’s classified loans reflects the distribution of the Company’s loan portfolio, with higher distributions in the “North Idaho/Eastern Washington” region, and decreased levels in southern Idaho. As noted above, the Company worked rapidly to reduce its exposure in the Greater Boise area, and the other southern Idaho regions have strong agri-business components, a sector of the economy that is performing well.
Local economies are still challenged but appear now to be growing slowly, with variations in the strength of different industry segments. Agriculture, manufacturing, technology, health-care and mining businesses are strong and improving, offset by continued weakness in the construction and government sectors. Full recovery in the region is likely to occur slowly and over a multi-year period. As such, management believes that classified loans and non-performing assets will likely remain elevated through the remainder of 2011 and 2012, but at levels lower than those experienced in recent periods. In addition, as noted above, loss exposure from these loans appears to have decreased significantly, and should continue to be lower than the heavy losses experienced in 2009 and 2010. Given market volatility and future uncertainties, as with all forward-looking statements, management cannot assure nor guarantee the accuracy of these future forecasts.
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
     Other Income.
The following table details dollar amount and percentage changes of certain categories of other income for the three month periods ended March 31, 2012 and 2011.

Three Months Ended	March 31, 2012	% of	Percent Change	March 31, 2011	% of
Other Income	Amount	Total	Previous Year	Amount	Total
	(Dollars in thousands)
Fees and service charges	$1,625	66%	(3)%	$1,670	63%
Loan related fee income	582	24%	1%	575	22%
Net gain (loss) on sale of securities	585	24%	100%	—	—%
Other-than-temporary credit impairment on investment securities	(271)	(11)%	(100)%	—	—%
BOLI income	87	4%	(2)%	89	3%
Hedge Fair Value	(384)	(16)%	100%	—
Other income	212	9%	(35)%	329	12%
Total	$2,436	100%	6%	$2,663	100%

Total other income was $2.4 million, $2.7 million and $2.7 million for the three months ended March 31, 2012, December 31, 2011 and March 31, 2011.
Fees and service charges earned on deposit, trust and investment accounts continue to be the Company’s primary sources of other income. Fees and service charges in the first quarter decreased by $185,000 from the sequential quarter and by $45,000 from the previous year. The decreases largely reflect seasonal factors and lower overdraft fee income as a result of regulatory requirements issued in July of last year.
Loan related fee income was up from both the sequential quarter and the same period last year, as a result of stronger mortgage refinance activity. Continued low mortgage rates, government programs and modest improvements in the housing market should continue to drive additional activity for the next couple quarters.
The Company recognized a $585,000 gain on the sale of two longer-maturity municipal securities, which helped offset additional credit impairments on the two securities that are classified as other than temporarily impaired ("OTTI"). Greater loss severities on defaulted loans underlying these securities resulted in the increased loss. The Company also recorded a $385,000 fair value adjustment related to a cash flow hedge on one of the Company's trust preferred obligations. The adjustment resulted from the loss of hedge effectiveness on the instrument and will be recovered as the hedge reaches maturity in 2013.
BOLI income was relatively flat from the prior year as yields were stable and the Company did not purchase or liquidate BOLI assets. Other non-interest income totaled $212,000 for quarter ended March 31, 2012, compared to $228,000 for the sequential quarter and $329,000 in the same period last year. The reductions reflect continued decreases in the Company's secured card contract as accounts continue to runoff with no replacement.

The Company continues to build its trust and investment division, expand its cash management services, evaluate new fee structures and explore other new opportunities to offset decreases in other income created by changing regulatory requirements and its secured card contract.
     Operating Expenses.
The following table details dollar amount and percentage changes of certain categories of other expense for the three months ended March 31, 2012 and March 31, 2011.

Three Months Ended	March 31, 2012	% of	Percent Change	March 31, 2011	% of
Other Expense	Amount	Total	Previous Year	Amount	Total
	(Dollars in thousands)
Salaries and employee benefits	$4,136	51%	(16)%	$4,947	51%
Occupancy expense	1,684	20	(6)%	1,787	18
Advertising	112	1	(14)%	130	1
Fees and service charges	622	7	(5)%	651	7
Printing, postage and supplies	300	4	(11)%	337	3
Legal and accounting	350	4	49%	235	2
FDIC assessment	313	4	(30)%	445	5
OREO operations(1)	104	1	(78)%	476	5
Other expense	677	8	(8)%	732	8
Total	$8,298	100%	(15)%	$9,740	100%

(1)	Amount includes chargedowns and gains and losses on sale of OREO
Operating expense for the first quarter 2012 totaled $8.3 million, down $868,000 from the sequential quarter and $1.4 million from the same period a year ago.
At $4.1 million, compensation and benefits expense was stable from the fourth quarter and down $811,000, or 16.4% from the first quarter of 2011. The impacts of continued staffing reductions were offset in the first quarter by higher unemployment premiums and benefits expenses, which are front-loaded in the first part of the calendar year. The employee full time equivalent (“FTE”) number at March 31, 2012 totaled 270, a reduction of 10 and 73 FTEs from the fourth and first quarters of last year, respectively.
Occupancy expenses decreased $15,000 and $103,000 from the sequential quarter and first quarter of 2011, respectively. The decreases reflect lower depreciation and rent expense as a result of reduced purchases of software and equipment and the termination of equipment and administrative office leases no longer needed. The Company continues to review asset and software purchases carefully, re-negotiate contracts, and otherwise work with its vendors to lower costs, which should produce additional cost savings in this area.
The advertising expense decrease of $18,000 from the sequential quarter reflects seasonal differences. The $34,000 decrease from a year ago is a result of reductions in general advertising and media expenses, as the Company has focused marketing efforts on more targeted audiences and reduced expenditures on broad print, yellow page and other media. Lower collection and credit service fees produced lower fees and service charges from both prior periods, and OREO operations expense declined significantly as new OREO activity slowed. Printing, postage and supplies was up from the sequential quarter but down over last year, as timing differences offset lower overall check printing, postage and statement rendering expenses. Legal and accounting fees decreased by $38,000 from the prior quarter but were up from last year as a result of higher consulting fees related to the Company's restructuring efforts.
FDIC expenses increased $12,000 over the sequential period because of higher assessment volumes, but were down $132,000 from last year as a result of changes in the FDIC assessment formula and lower asset balances than in the prior year.
Other expenses decreased $55,000 and $93,000 from the fourth and first quarters of last year, respectively, reflecting the Company's ongoing efforts to reduce operational losses and training, travel, courier, armored car and meeting expenses. The Company continues to evaluate opportunities for additional expense reduction in many of the categories included in this line item, and anticipates further reductions in 2012.
Annualized operating expense as a percentage of average assets was 3.53%, 3.91% and 3.98% for the quarters ending March 31, 2012, December 31, 2011 and March 31, 2011, respectively. The Company’s efficiency ratio (noninterest expense divided by the sum of net interest income and noninterest income) was 82.5% for the three months ended March 31, 2012, compared to 82.7% and 85.6% for the sequential quarter and the same period one year ago. With economic conditions likely to remain challenging in the near future, the Company continues to develop and implement additional efficiency and cost-cutting efforts. Management anticipates that as it completes its current initiatives, the efficiency and expense ratios will continue to improve. Stabilization and improvement in economic conditions in the future should also improve efficiency, as net interest income rebounds and credit-related costs continue to subside.
     Income Tax Provision.
The Company did not record an income tax provision for the three months ended March 31, 2012 compared to an income tax benefit of $152,000 in the fourth quarter of 2011 and $0 in the first quarter of 2011. The effective tax rates used to calculate the tax provision or benefit were 0.0%, (101.8%) and 0% for the quarters ended March 31, 2012, December 31, 2011, and March 31, 2011, respectively. Intermountain maintained a net deferred tax asset of $13.3 million and $13.2 million as of March 31, 2012 and December 31, 2011, net of a valuation allowance of $8.8 million in each period.
Intermountain uses an estimate of future earnings, future reversal of taxable temporary difference, and tax planning strategies to determine whether it is more likely than not that the benefit of the deferred tax asset will be realized. At March 31, 2012, Intermountain assessed whether it was more likely than not that it would realize the benefits of its deferred tax asset. Intermountain determined that the negative evidence associated with a three-year cumulative loss for the period ended December 31, 2011, and challenging economic conditions continued to outweigh the positive evidence. Therefore, Intermountain maintained the valuation allowance of $8.8 million against its deferred tax asset that was established in 2010. The Company analyzes the deferred tax asset on a quarterly basis and may increase the allowance or release a portion or all of this allowance depending on actual results and estimates of future profitability.
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
The completion of the $47.3 million capital raise in January, 2012 will trigger Internal Revenue Code Section 382 limitations on the amount of tax benefit from net operating loss carryforwards that the Company can utilize annually, because of the level of investment by several of the larger investors. This could impact the amount and timing of the release of the valuation allowance, largely depending on the level of market interest rates and the fair value of the Company’s balance sheet at the time the offering was completed. The evaluation of this impact is still being completed and will likely not be known until the end of 2012.

Financial Position
Assets. At March 31, 2012, Intermountain’s assets were $958.6 million, up $24.4 billion from $934.2 million at December 31, 2011. The Company's January capital raise created the increase, and the funds received were used to purchase additional investments and to offset seasonal reductions in repurchase agreements during the period.
Investments. Intermountain’s investment portfolio at March 31, 2012 was $279.3 million, an increase of $44.2 million, or 18.8% from the December 31, 2011 balance of $235.2 million. The increase was primarily due to the purchase of $62.4 million in available-for-sale securities in the first quarter as the Company deployed funds from the capital raise and from lower yielding cash equivalents into higher yielding investments. Management remains cautious about the volatile investment environment and continues to maintain short portfolio duration with strong regular incoming cash flows. As of March 31, 2012, the balance of the unrealized gain on investment securities, net of federal income taxes, was $2.1 million, compared to an unrealized gain at December 31, 2011 of $2.4 million. The decrease reflected the sale of several securities and the conversion of unrealized gain into recognized income.
The Company currently holds two residential MBS, with an unpaid principal balance totaling $9.3 million that are determined to have other than temporary impairments (“OTTI”), as detailed in the table below (dollars in thousands):

	Principal	Fair	Unrealized	Cumulative OTTI Credit Loss Recorded in	Cumulative OTTI Impairment Loss Recorded in
Security	Balance	Value	(Loss) Gain	Income	OCI
Security 1	$2,020	$1,696	$444	$(983)	$(768)
Security 2	5,819	4,839	—	(786)	(979)
Total	$7,839	$6,535	$444	$(1,769)	$(1,747)

As indicated in the table above, impairment for these two securities totals $3.5 million, of which $1.8 million has been recorded as credit loss impairment in income and the remainder in other comprehensive income. The Company recorded an additional credit loss impairment for Security 1 in the first quarter of 2012 of $37,000 and an additional impairment for Security 2 of $233,000. At this time, the Company anticipates holding the two securities until their value is recovered or until maturity, and will continue to adjust its net income (loss) and other comprehensive income (loss) to reflect potential future credit loss impairments and the security’s market value. The Company calculated the credit loss charges against earnings each quarter by subtracting the estimated present value of future cash flows on the securities from their amortized cost less the total of previous credit loss impairment at the end of each period.
Loans Receivable. At March 31, 2012 net loans receivable totaled $493.0 million, down $9.3 million or 1.9% from $502.3 million at December 31, 2011. The decrease reflected seasonal paydowns of agricultural borrowing lines and the liquidation of several larger problem assets.
The following table sets forth the composition of Intermountain’s loan portfolio at the dates indicated. Loan balances exclude deferred loan origination costs and fees and allowances for loan losses.

	March 31, 2012		December 31, 2011
	Amount	%	Amount	%
	(Dollars in thousands)
Commercial loans	$114,460	22.7	$110,395	21.4
Commercial real estate loans	172,508	34.2	167,586	32.6
Commercial construction loans	6,405	1.3	6,335	1.2
Land and land development loans	34,258	6.8	38,499	7.5
Agriculture loans	75,749	15.0	81,316	15.8
Multifamily loans	16,949	3.4	26,038	5.1
Residential real estate loans	57,879	11.5	58,861	11.4
Residential construction loans	2,554	0.5	2,742	0.5
Consumer loans	9,866	2.0	11,847	2.3
Municipal loans	13,369	2.6	11,063	2.2
Total loans	503,997	100.0	514,682	100.0
Allowance for loan losses	(11,372)		(12,690)
Deferred loan fees, net of direct origination costs	358		260
Loans receivable, net	$492,983		$502,252
Weighted average interest rate	5.59%		5.69%

Land and land development loans continue to post the largest decreases reflecting ongoing liquidation activity. The decrease in agricultural borrowing was partially offset by increases in commercial and municipal loans, as borrowing demand picked up in these segments. The decrease in multifamily loans and the increase in commercial real estate loans was partly attributable to the reclassification of one large loan between the two segments. The modest reductions in the consumer and residential segments reflected refinance activity and the generally muted consumer borrowing demand in the Company's market areas.

The commercial portfolio is diversified by industry with a variety of small business customers that have held up relatively well during this economic downturn. As slow economic conditions continue, however, the Company continues to experience a moderate increase in stress in this portfolio. Most of the commercial credits are smaller, however, and Intermountain carries a higher proportion of SBA and USDA guaranteed loans than many of its peers, reducing the overall risk in this portfolio. Commercial customers continue to watch economic conditions very closely, but have recently shown more optimism and stronger borrowing demand. Quality commercial borrowers are highly sought after, resulting in keen competition and competitive pricing for these customers.

The commercial real estate portfolio is also well-diversified and consists of a mix of owner and non-owner occupied properties, with relatively few true non-owner-occupied investment properties. The Company has lower concentrations in this segment than most of its peers, and has underwritten these properties cautiously. In particular, it has limited exposure to speculative investment office buildings and retail strip malls, two of the higher risk segments in this category. While tough economic conditions continue to heighten the risk in this portfolio, it continues to perform well with relatively low delinquency and loss rates. The Company believes it has some opportunity to increase prudent lending in this area and did fund some new activity during the first quarter, but again competition is keen for these borrowers.
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
High unemployment and decreased asset values continue to challenge Intermountain’s customers and its loan portfolios. Economic conditions and property values remain volatile, but now appear to be improving slowly in most of the Company's markets. Management believes that its underwriting standards and aggressive identification and management of credit problems are having a positive impact on its credit portfolios. Losses are projected to continue declining through the balance of the next couple years.

Geographic Distribution
As of March 31, 2012, the Company’s loan portfolio by loan type and geographical market area was:

	North Idaho — Eastern	Magic Valley	Greater Boise	E. Oregon, SW Idaho, excluding			% of Loan type to total
Loan Portfolio by Location	Washington	Idaho	Area	Boise	Other	Total	loans
	(Dollars in thousands)
Commercial loans	$78,164	$6,064	$7,945	$18,731	$3,556	$114,460	22.7%
Commercial real estate loans	114,250	11,143	13,094	15,021	19,000	172,508	34.2%
Commercial construction loans	2,853	3,137	74	131	210	6,405	1.3%
Land and land development loans	24,470	2,135	4,930	1,542	1,181	34,258	6.8%
Agriculture loans	1,297	3,926	14,499	53,615	2,412	75,749	15.0%
Multifamily loans	9,849	—	7,100	—	—	16,949	3.4%
Residential real estate loans	38,322	4,084	3,416	8,204	3,853	57,879	11.5%
Residential construction loans	2,554	—	—	—	—	2,554	0.5%
Consumer loans	5,806	1,047	712	2,021	280	9,866	2.0%
Municipal loans	11,916	1,453	—	—	—	13,369	2.6%
Total	$289,481	$32,989	$51,770	$99,265	$30,492	$503,997	100.0%
Percent of total loans in geographic area	57.4%	6.5%	10.3%	19.7%	6.1%	100.0%
Percent of total loans where real estate is the primary collateral	66.5%	67.4%	59.0%	37.9%	81.1%	61.1%

As of December 31, 2011, the Company’s loan portfolio by loan type and geographical market area was:

	North Idaho — Eastern	Magic Valley	Greater Boise	E. Oregon, SW Idaho, excluding			% of Loan type to total
Loan Portfolio by Location	Washington	Idaho	Area	Boise	Other	Total	loans
	(Dollars in thousands)
Commercial loans	$75,677	$6,785	$7,686	$18,498	$1,749	$110,395	21.4%
Commercial real estate loans	114,211	11,763	14,242	15,692	11,678	167,586	32.6%
Commercial construction loans	2,964	3,137	74	—	160	6,335	1.2%
Land and land development loans	28,844	2,229	5,095	1,202	1,129	38,499	7.5%
Agriculture loans	1,168	4,097	17,237	57,154	1,660	81,316	15.8%
Multifamily loans	10,378	—	7,299	—	8,361	26,038	5.1%
Residential real estate loans	39,610	5,031	3,273	7,723	3,224	58,861	11.4%
Residential construction loans	2,742	—	—	—	—	2,742	0.5%
Consumer loans	6,745	1,176	1,082	2,605	239	11,847	2.3%
Municipal loans	9,592	1,471	—	—	—	11,063	2.2%
Total	$291,931	$35,689	$55,988	$102,874	$28,200	$514,682	100.0%
Percent of total loans in geographic area	56.7%	6.9%	10.9%	20.0%	5.5%	100.0%
Percent of total loans where real estate is the primary collateral	68.2%	67.2%	57.2%	36.4%	87.9%	61.7%

As illustrated, 57% of the Company’s loans are in north Idaho and eastern Washington, with the next highest percentage in the rural markets of southwest Idaho outside of Boise. Economic trends and real estate valuations are showing modest improvement in all the Company's markets now, after a four-year decline, with relatively weaker conditions still prevailing in northern Idaho. The southwest Idaho and Magic Valley markets are largely agricultural areas which have not seen levels of price appreciation or depreciation as steep as other areas over the last few years. The “Other” category noted above largely represents loans made to local borrowers where the collateral is located outside the Company’s communities. The mix in this category is relatively diverse, with the highest proportions in Oregon, Washington, California, Nevada and Arizona, but no single state comprising more than 2.7% of the total loan portfolio.
Participation loans where Intermountain purchased part of the loan and was not the lead bank totaled $7.9 million at March 31, 2012. $6.6 million of the total is a condominium project in Boise that is currently classified, but is being managed very closely, and for which no loss is expected. The remaining loans are all within the Company’s footprint and management believes they do not present significant risk at this time.
The following table sets forth the composition of Intermountain’s loan originations for the periods indicated.

	Three Months Ended March 31,
	2012	2011	% Change
	(Dollars in thousands)
Commercial loans	$8,535	$24,973	(65.8)
Commercial real estate loans	781	1,766	(55.8)
Commercial construction loans	454	—	—
Land and land development loans	466	644	(27.6)
Agriculture loans	12,657	18,408	(31.2)
Multifamily loans	—	—	—
Residential real estate loans	20,647	18,567	11.2
Residential construction loans	316	700	(54.9)
Consumer	529	947	(44.1)
Municipal	297	16,770	(98.2)
Total loans originated (1)	$44,682	$82,775	(46.0)

Renewed Loans (1)	$58,911	$—
(1) 2011 totals include all new loans plus renewed loans that were assigned a new loan number. 2012 totals were segmented to reflect new loans separately. 2012 renewed loans include all renewed loans.

Overall, 2012 origination activity continues to reflect the muted borrowing demand from virtually all sectors in the current environment, as commercial borrowers remain cautious about pursuing new real estate purchase, expansion or construction activities, and as agricultural customers experience strong cash flows. However, economic conditions and borrowing demand did pickup moderately in the first quarter, with modestly stronger commercial and agricultural activity. The pickup in residential activity primarily reflects refinance activity created by record low interest rates and government refinance programs. Origination activity is likely to continue improving from earlier totals, but will still be under pressure from slow economic and employment growth and aggressive industry competition for strong borrowers. Those banks that have low-cost funding structures and strong relationship networks will perform relatively better in this environment.
Office Properties and Equipment. Office properties and equipment decreased 1.4% to $37.2 million at March 31, 2012 from year end as a result of depreciation as the Company continues to limit new purchase activity.
Other Real Estate Owned. Other real estate owned increased by $202,000 to $6.9 million at March 31, 2012. The Company sold 4 properties totaling $439,000 in the first quarter, had net valuation adjustments of $20,000 and added 5 properties totaling $620,000. A total of 14 properties remained in the OREO portfolio at quarter end, consisting of $6.2 million in construction and land development properties, $117,000 in commercial real estate properties, and $340,000 in residential real estate.
Overall, the Company’s current OREO portfolio is lower than most of its peer group and management anticipates reductions in the total in the future. The following table details OREO activity during the most recent quarter.

Other Real Estate Owned Activity

	2012	2011
	(Dollars in thousands)
Balance, beginning of period, January 1	$6,650	$4,429
Additions to OREO	620	888
Proceeds from sale of OREO	(438)	(1,270)
Valuation Adjustments in the period(1)	20	(361)
Balance, end of period, March 31	$6,852	$3,686
_____________________________

(1)	Amount includes chargedowns and gains/losses on sale of OREO
Intangible Assets. Intangible assets now consist only of a small core deposit intangible derived from prior acquisitions that is amortizing down as time progresses.
Deferred Tax Asset. At March 31, 2012, the Company’s deferred tax asset, net of the valuation allowance noted above, totaled

$13.3 million, up $100,000 from the end of last year. The modest increase reflected the impact of lower unrealized securities gains on the deferred tax asset. At March 31, 2012, Intermountain assessed whether it was more-likely-than-not that it would realize the benefits of its deferred tax asset. Intermountain determined that the negative evidence associated with a three-year cumulative loss for the period ending December 31, 2011, and the continued uncertain economic conditions outweighed the positive evidence. Therefore, Intermountain maintained a valuation allowance of $8.8 million against its deferred tax asset. See the Income Tax Provision section above for more information.
BOLI and All Other Assets. Bank-owned life insurance (“BOLI”) and other assets decreased to $19.6 million at March 31, 2012 from $21.5 million at year end, 2011. The decrease reflected lower prepaid expenses and other miscellaneous assets.
Deposits. Total deposits increased $2.1 million to $731.5 million at March 31 30, 2011 from $729.4 million at December 31, 2011. Increases in non-interest bearing demand and money market balances offset continued planned reductions in the CD portfolio, including a $10.3 million decrease in brokered CDs. The Company continues to focus on managing relationship customers closely, lowering its cost of funds, and moving CD customers seeking higher yields into our investment products. Overall, transaction account deposits comprised 70.7% of total deposits at March 31, 2012, up from 68.4% at the prior year end.
The following table sets forth the composition of Intermountain’s deposits at the dates indicated.

	March 31, 2012		December 31, 2011
	Amount	% of total deposits	Amount	% of total deposits
	(Dollars in thousands)
Non-interest bearing demand accounts	$197,749	27.1%	$190,074	26.1%
NOW and money market 0.0% to 4.07%	319,624	43.7%	308,713	42.3%
Savings and IRA 0.0% to 4.91%	72,839	10.0%	73,493	10.1%
Certificate of deposit accounts (CDs)	55,855	7.6%	59,199	8.1%
Jumbo CDs	57,275	7.8%	56,177	7.7%
Brokered CDs	26,667	3.6%	37,000	5.1%
CDARS CDs to local customers	1,449	0.2%	4,717	0.6%
Total deposits	$731,458	100.0%	$729,373	100.0%
Weighted average interest rate on certificates of deposit		1.44%		1.23%
Core Deposits as a percentage of total deposits (1)		88.2%		86.2%
Deposits generated from the Company’s market area as a % of total deposits		96.4%		94.9%
_____________________________

(1)	Core deposits consist of non-interest bearing checking, money market checking, savings accounts, and certificate of deposit accounts of less than $100,000 (excluding public deposits).
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
Deposits by location are as follows (dollars in thousands):

	March 31, 2012	% of total deposits	December 31, 2011	% of total deposits	March 31, 2011	% of total deposits
Deposits by Location
North Idaho — Eastern Washington	$348,793	47.7%	$351,643	48.2%	$364,055	47.5%
Magic Valley Idaho	70,066	9.6%	65,629	9.0%	68,669	8.9%
Greater Boise Area	67,635	9.2%	70,094	9.6%	72,993	9.5%
Southwest Idaho — Oregon, excluding Boise	155,084	21.2%	154,446	21.2%	164,307	21.4%
Administration, Secured Savings	89,880	12.3%	87,561	12.0%	97,617	12.7%
Total	$731,458	100.0%	$729,373	100.0%	$767,641	100.0%

The Company attempts to, and has been successful in balancing loan and deposit balances in each of the market areas it serves. Northern Idaho and eastern Washington deposits currently exceed those in the Company’s southern Idaho and eastern Oregon markets, reflecting the longer presence it has had in these markets. The Company’s deposit market share has grown significantly over the past ten years, and it now ranks third in overall market share in its core markets. Intermountain continues to be the deposit market share leader in five of the eleven counties in which it operates.
     Borrowings. Deposit accounts are Intermountain’s primary source of funds. Intermountain also relies upon advances from the Federal Home Loan Bank of Seattle, repurchase agreements and other borrowings to supplement its funding, reduce its overall cost of funds, and to meet deposit withdrawal requirements. These borrowings totaled $109.1 million and $130.6 million at March 31, 2012 and December 31, 2011, respectively. The decrease from year end reflects seasonal fluctuations in municipal repurchase activity.

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
Additionally, the extent to which borrowers prepay loans is affected by prevailing interest rates. When interest rates increase, borrowers are less likely to prepay loans. When interest rates decrease, borrowers are generally more likely to prepay loans. Prepayment speeds accelerated in 2009, most of 2010 and over the last couple of quarters, as borrowers refinanced into lower rates, paid down debt to improve their financial position, or liquidated assets as part of problem loan work-out strategies. Prepayments may affect the levels of loans retained in an institution’s portfolio, as well as its net interest income. Prepayments on loans and mortgage-backed securities are likely to continue at a higher pace in the next couple quarters as a result of continuing low interest rates and government-sponsored refinance programs, but will likely stabilize or slow thereafter, particularly when the economy improves and rates begin rising.
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
Deposits increased to $731.5 million at March 31, 2012 from $729.3 million at December 31, 2011, as increases in non-interest bearing demand and money market balances offset decreases in CDs. Repurchase agreements decreased by $21.5 million, reflecting seasonal fluctuations in municipal repurchase activity. Increases in the Company's capital and decreases in loans and cash and cash equivalents offset the reductions in repurchase agreements and an increase in the Company's investments available for sale during the quarter, cumulatively resulting in a decrease of $17.0 million in the Company’s unrestricted cash position at March 31, 2012 from year end, 2011.
During the quarter ended March 31, 2012, cash used by investing activities consisted primarily of the purchase of available-for-sale investment securities, partially offset by sales of investment securities and paydowns on the Company's mortgage-backed security portfolio. During the same period, cash provided by financing activities consisted primarily of increases in common and preferred stock and increases in checking and money market deposits, partially offset by decreases in CDs and repurchase agreements.
Securities sold subject to repurchase agreements totaled $63.6 million at March 31, 2012. These borrowings are required to be collateralized by investments with a market value exceeding the face value of the borrowings. Under certain circumstances, Intermountain could be required to pledge additional securities or reduce the borrowings.
Intermountain’s credit line with FHLB Seattle provides for borrowings up to a percentage of its total assets subject to general collateralization requirements. At March 31, 2012, the Company’s FHLB Seattle credit line represented a total borrowing capacity of approximately $127.7 million, of which $31.1 million was being utilized. Additional collateralized funding availability at the Federal Reserve totaled $25.9 million. Both of these collateral secured lines could be expanded more with the placement of additional collateral. Overnight-unsecured borrowing lines have been established at US Bank and Pacific Coast Bankers Bank (“PCBB”). At March 31, 2012, the Company had approximately $35.0 million of overnight funding available from its unsecured correspondent banking sources.
Intermountain and its subsidiary Bank maintain an active liquidity monitoring and management plan, and have worked aggressively over the past several years to expand sources of alternative liquidity. Given continuing volatile economic conditions, the Bank has taken additional protective measures to enhance liquidity, including issuance of new capital, movement of funds into more liquid assets and increased emphasis on relationship deposit-gathering efforts. Because of its relatively low reliance on non-core funding sources and the additional efforts undertaken to improve liquidity discussed above, management believes that the subsidiary Bank’s current liquidity risk is moderate and manageable.
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
Liquidity for the parent Company depends substantially on dividends from the Bank. As discussed more fully in “Risk Factors”, the Bank is currently prohibited from paying dividends to the parent Company without prior regulatory approval. The other primary sources of liquidity for the Parent Company are capital or borrowings. In January 2012, the Company successfully completed a private capital raise, which netted approximately $42 million in additional funds. The Company immediately transferred $30 million of the funds to the subsidiary Bank, resulting in increased liquidity for both the Bank and the parent company. Management projects that available resources will be sufficient to meet the parent Company’s projected funding needs for quite some time, and is now pursuing an additional $8.7 million in capital in a shareholder rights offering, as noted in the “Capital Resources” section below.

Capital Resources

Intermountain’s total stockholders’ equity was $102.9 million at March 31, 2012, compared with $61.6 million at December 31, 2011, reflecting the addition of $42.3 million in capital from the Company's successful private offering in January, 2012. Stockholders’ equity and tangible stockholders' equity was 10.7% of total assets at March 31, 2012 and 6.6% at December 31, 2011, respectively. Tangible common equity as a percentage of tangible assets was 5.0% at March 31, 2012 and 3.8% for December 31, 2011.

At March 31, 2012 Intermountain had unrealized gains of $2.1 million (including cumulative OTTI recognized through other comprehensive income), net of related income taxes, on investments classified as available-for-sale and $0 in unrealized losses on cash flow hedges, net of related income taxes, as compared to unrealized gains of $2.4 million, net of related income taxes, on investments classified as available-for-sale and $330,000 unrealized losses on cash flow hedges at December 31, 2011. The decrease in the unrealized gain on investments reflected the sale of several securities and the conversion of unrealized gain into recognized income. The unrealized loss on cash flow hedges converted to a reported loss during the quarter as the Company recorded a $385,000 fair value adjustment. The adjustment resulted from the loss of hedge effectiveness on the instrument and will be recovered as the interest rate swap reaches maturity in 2013.

On January 23, 2012, the Company announced that it had successfully closed a $47.3 million private capital raise led by Castle Creek Capital Partners IV, L.P. ("Castle Creek") and affiliates of Stadium Capital Management, LLC ("Stadium") through the issuance and sale of shares of common stock at $1.00 per share and a newly-created mandatorily convertible series of preferred stock which will automatically convert into shares of a new series of non-voting common stock at a conversion price of $1.00 upon shareholder approval of such non-voting common stock. The Company also issued to each of Castle Creek and Stadium, for no additional consideration, warrants to purchase 850,000 shares of non-voting common stock (or an economically equivalent number of Series B Preferred shares if Non-Voting Common is not available) at $1.00 per share.

The Company has also commenced a rights offering for up to $8.7 million that will allow existing shareholders to purchase common shares at the same purchase price per share as the private placement investors. Certain private placement investors have agreed, subject to applicable regulatory limitations, to purchase shares that any existing shareholders do not purchase in the rights offering.

The Company expects to use the proceeds from both offerings to strengthen its balance sheet, reinvest in its communities and for other general corporate purposes, including, subject to regulatory approval, using all or a portion of such proceeds to redeem its Series A Preferred Stock held by the U.S. Treasury as part of the TARP Capital Purchase Program.

On December 19, 2008, the Company entered into a definitive agreement with the U.S. Treasury. Pursuant to this Agreement, the Company sold 27,000 shares of Series A Preferred Stock, no par value, having a liquidation amount equal to $1,000 per share, including a warrant (“The Warrant”) to purchase 653,226 shares of the Company’s common stock, no par value, to the U.S. Treasury. The Warrant has a 10-year term and has an exercise price, subject to anti-dilution adjustments, equal to $6.20 per share of common stock.

The Series A Preferred Stock qualifies as Tier 1 capital and provides for cumulative dividends at a rate of 5% per year, for the first five years, and 9% per year thereafter. The Series A Preferred Stock may be redeemed with the approval of the U.S. Treasury in the first three years with the proceeds from the issuance of certain qualifying Tier 1 capital or after three years at par value plus accrued and unpaid dividends. The original terms governing the Series A Preferred Stock prohibited the Company from redeeming the shares during the first three years other than from proceeds received from a qualifying equity offering. However, subsequent legislation was passed that would now permit the Company to redeem the shares of Series A Preferred Stock upon the approval of Treasury and the Company’s primary federal regulator.

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

Intermountain and the Bank are required by applicable regulations to maintain certain minimum capital levels and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier I capital to average assets. Intermountain and the Bank plan to maintain their capital resources and regulatory capital ratios through the retention of earnings and the management of the level and mix of assets. At March 31, 2012, Intermountain exceeded the minimum published regulatory capital requirements to be considered “well-capitalized” pursuant to Federal Financial Institutions Examination Council “FFIEC” regulations. However, the Bank executed an informal agreement with its primary regulators in the first quarter of 2010 which among other conditions, requires the Bank to increase its capital by $30 million by June 16, 2010 and maintain a 10% Tier 1 capital to average assets ratio. Although the Company was not able to meet the capital requirement by the June 16, 2010 deadline, the downstream of $30 million in funds to the Bank as a result of the January 2012 capital raise noted above satisfies this condition of the agreement, and results in regulatory capital ratios that compare favorably to most of its peer group.

					Well-Capitalized
	Actual		Capital Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets):
The Company	$116,425	19.53%	$47,701	8%	$59,626	10%
Panhandle State Bank	113,197	19.00%	47,667	8%	59,584	10%
Tier I capital (to risk-weighted assets):
The Company	108,991	18.28%	23,850	4%	35,775	6%
Panhandle State Bank	105,763	17.75%	23,834	4%	35,751	6%
Tier I capital (to average assets):
The Company	108,991	11.48%	37,968	4%	47,460	5%
Panhandle State Bank	105,763	11.28%	37,517	4%	46,896	5%

Reflecting the Company’s ongoing strategy to prudently manage through the current economic cycle, the decision to maximize equity and liquidity at the Bank level has correspondingly reduced cash available at the parent Company. Consequently, to conserve liquid assets, in December 2009 the Company decided to defer regularly scheduled interest payments on its outstanding Junior Subordinated Debentures related to its Trust Preferred Securities (“TRUPS Debentures”), and regular quarterly cash dividend payments on its preferred stock held by the U.S. Treasury. The Company is permitted to defer payments of interest on the TRUPS Debentures for up to 20 consecutive quarterly periods without default. During the deferral period, the Company may not pay any dividends or distributions on, or redeem, purchase or acquire, or make a liquidation payment with respect to the Company’s capital stock, or make any payment of principal or interest on, or repay, repurchase or redeem any debt securities of the Company that rank equally or junior to the TRUPS Debentures. Under the terms of the preferred stock, if the Company does not pay dividends for six quarterly dividend periods (whether or not consecutive), Treasury would be entitled to appoint two members to the Company’s board of directors. The tenth payment deferral occurred in April, 2012, allowing Treasury the contractual right to appoint the two directors. Deferred payments compound for both the TRUPS Debentures and preferred stock. Although these expenses will be accrued on the consolidated income statements for the Company, deferring these interest and dividend payments preserves approximately $477,000 per quarter in cash for the Company.

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
Tabular Disclosure of Contractual Obligations
The following table represents the Company’s on-and-off balance sheet aggregate contractual obligations to make future payments as of March 31, 2012.

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Long-term debt (1)	$33,374	$711	$5,354	$1,173	$26,136
Short-term debt	88,936	88,936	—	—	—
Capital lease obligations	—	—	—	—	—
Operating lease obligations (2)	13,264	1,039	1,644	1,686	8,895
Direct financing obligations (3)	32,090	1,635	3,352	3,433	23,670
Total	$167,664	$92,321	$10,350	$6,292	$58,701

(1)	Includes interest payments related to long-term debt agreements.

(2)
Excludes recurring accounts payable, accrued expenses and other liabilities, repurchase agreements and customer deposits, all of which are recorded on the registrant’s balance sheet. See Notes 5 and 6 of Notes to Consolidated Financial Statements.

(3)	Sandpoint Center Building lease payments related to direct financing transaction executed in August 2009.

New Accounting Pronouncements

In April 2011, the FASB issued ASU No. 2011-03, “Reconsideration of Effective Control for Repurchase Agreements.”  ASU No. 2011-03 modifies the criteria for determining when repurchase agreements would be accounted for as a secured borrowing rather than as a sale.  Currently, an entity that maintains effective control over transferred financial assets must account for the transfer as a secured borrowing rather than as a sale.  The provisions of ASU No. 2011-03 removes from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee.  The FASB believes that contractual rights and obligations determine effective control and that there does not need to be a requirement to assess the ability to exercise those rights.  ASU No. 2011-03 does not change the other existing criteria used in the assessment of effective control.  The provisions of ASU No. 2011-03 are effective prospectively for transactions, or modifications of existing transactions, that occur on or after January 1, 2012.  As the Company accounts for all of its repurchase agreements as collateralized financing arrangements, the adoption of this ASU did not have a material impact on the Company's statements of operation and financial condition.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  ASU No. 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards (“IFRS”).  The changes to U.S. GAAP as a result of ASU No. 2011-04 are as follows:  (1) The concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets (that is, it does not apply to financial assets or any liabilities); (2) U.S. GAAP currently prohibits application of a blockage factor in valuing financial instruments with quoted prices in active markets.  ASU No. 2011-04 extends that prohibition to all fair value measurements; (3) An exception is provided to the basic fair value measurement principles for an entity that holds a group of financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk that are managed on the basis of the entity's net exposure to either of those risks.  This exception allows the entity, if certain criteria are met, to measure the fair value of the net asset or liability position in a manner consistent with how market participants would price the net risk position; (4) Aligns the fair value measurement of instruments classified within an entity's shareholders' equity with the guidance for liabilities; and (5) Disclosure requirements have been enhanced for recurring Level 3 fair value measurements to disclose quantitative information about unobservable inputs and assumptions used, to describe the valuation processes used by the entity, and to describe the sensitivity of fair value measurements to changes in unobservable inputs and interrelationships between those inputs.  In addition, entities must report the level in the fair value hierarchy of items that are not measured at fair value in the statement of condition but whose fair value must be disclosed.  The provisions of ASU No. 2011-04 are effective for the Company's interim reporting period beginning on or after December 15, 2011.  The adoption of ASU No. 2011-04 did not have a material impact on the Company's statements of operation and financial condition.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.”  The provisions of ASU No. 2011-05 allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  The statement(s) are required to be presented with equal prominence as the other primary financial statements.  ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders' equity but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The provisions of ASU No. 2011-05 are effective for the Company's interim reporting period beginning on or after December 15, 2011, with retrospective application required.  The adoption of ASU No. 2011-05 is expected to result in presentation changes to the Company's statements of operation and the addition of a statement of comprehensive income.  The adoption of ASU No. 2011-05 did not have an impact on the Company's statements of condition.

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment.”  The provisions of ASU No. 2011-08 permits an entity an option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required.  Otherwise, no further impairment testing is required.  ASU No. 2011-08 includes examples of events and circumstances that may indicate that a reporting unit's fair value is less than its carrying amount.  The provisions of ASU No. 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted provided that the entity has not yet performed its annual impairment test for goodwill.  The Company performs its annual impairment test for goodwill in the fourth quarter of each year.  The adoption of ASU No. 2011-08 did not have a material impact on the Company's statements of operation and financial condition.

Forward-Looking Statements
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
     This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions that are not historical facts, such as the statements in this report regarding expected or projected asset quality and losses, expenses, the closing of the Company's announced rights offering and resulting capital levels, and the parent Company's liquidity, and other statements identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “will likely," “should,” “projects,” “seeks,” “estimates” or words of similar meaning. These forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. In addition to the factors set forth in the sections titled “Risk Factors,” “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as applicable, in this report and our Annual Report on Form 10-K for the year ended December 31, 2011, the following factors, among others, could cause actual results to differ materially from the anticipated results:

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

Item 3 —Quantitative and Qualitative Disclosures About Market Risk
There have not been any material changes to the information set forth under the caption “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
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
(b) Changes in Internal Control over Financial Reporting: In the three months ended March 31, 2012, there were no changes in Intermountain’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, Intermountain’s internal control over financial reporting.
PART II — Other Information

Item 1.	LEGAL PROCEEDINGS

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
We maintain an allowance for loan losses in an amount that we believe is adequate to provide for losses inherent in our loan portfolio. While we strive to carefully manage and monitor credit quality and to identify loans that may be deteriorating, at any time there are loans included in the portfolio that may result in losses, but that have not yet been identified as potential problem loans. Through established credit practices, we attempt to identify deteriorating loans and adjust the loan loss reserve accordingly. However, because future events are uncertain, there may be loans that deteriorate in an accelerated time frame. As a result, future additions to the allowance may be necessary. Because the loan portfolio contains a number of loans with relatively large balances, deterioration in the credit quality of one or more of these loans may require a significant increase to the allowance for loan losses. Future additions to the allowance may also be required based on changes in the financial condition of borrowers, such as have resulted due to the current economic conditions or as a result of actual events turning out differently than forecasted in the assumptions we use to determine the allowance for loan losses. With respect to real estate loans and property taken in satisfaction of such loans (“other real estate owned” or “OREO”), we can be required to recognize significant declines in the value of the underlying real estate collateral or OREO quite suddenly as new appraisals are performed in the normal course of monitoring the credit quality of the loans. There are many factors that can cause the appraised value of real estate to decline, including declines in the general real estate market, changes in methodology applied by the appraiser, and/or using a different appraiser than was used for the prior appraisal. Our ability to recover on real estate loans by selling or disposing of the underlying real estate collateral is adversely impacted by declining appraised values, which increases the likelihood we will suffer losses on defaulted loans beyond the amounts provided for in the allowance for loan losses. This, in turn, could require material increases in our provision for loan losses.
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
If the proceeds from the recent private placement and the expected proceeds from the Rights Offering are not sufficient to satisfy our capital and liquidity needs or to satisfy changing regulatory requirements, we may need even more capital and could be subject to further regulatory restrictions, either of which could significantly adversely affect us and the trading price of our stock.
The proceeds from the recent private placement and the expected proceeds from the Rights Offering have been raised, or will be raised, to strengthen our common equity capital base. Despite this increase in our capital base, if the proceeds from the private placement and the expected proceeds from the Rights Offering are not sufficient, or if economic conditions continue to be difficult or worsen or fail to improve in a timely manner, or if there is further deterioration in economic conditions in the nation as a whole or in the markets we serve, particularly in the residential and commercial real estate markets, we may need to raise significant additional capital. Factors affecting whether we would need to raise additional capital include, among others, changing requirements of regulators, further decline in loan collateral values, additional provisions for loan losses and loan charge-offs, and other risks discussed in this “Risk Factors” section. If we were to need to raise additional capital, there can be no assurance that we would be able to do so in the amounts required and in a timely manner, or at all. In addition, any such additional capital raised may be significantly dilutive to our existing shareholders and may result in the issuance of securities that have rights, preferences and privileges that are senior to our Common Stock.
As a result of the transactions contemplated by the securities purchase agreements with certain investors "Purchase Agreements", Castle Creek Capital Partners IV, L.P. (“Castle Creek”) and affiliates of Stadium Capital Management LLC (“Stadium”) became substantial holders of our Common Stock.
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
We issued a large number of shares of Common Stock and securities convertible into common stock to the Investors pursuant to the Purchase Agreements. The Investors have certain registration rights with respect to the shares of Common Stock and securities convertible into common stock held by them. The registration rights for certain Investors will allow them to sell their shares without compliance with the volume and manner of sale limitations under Rule 144 promulgated under the Securities Act. The market value of our Common Stock could decline as a result of sales by the Investors from time to time of a substantial amount of the shares of Common Stock and securities convertible into common stock held by them.
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
The current economic downturn and sluggish recovery is significantly affecting our market areas. At March 31, 2012, 61.1% of our loans were secured with real estate as the primary collateral. Further deterioration or a slow recovery in the local economies we serve could have a material adverse effect on our business, financial condition and results of operations due to a weakening of our borrowers' ability to repay these loans and a decline in the value of the collateral securing them. In light of the continuing effects of the economic downturn of the past three years, real estate values have been adversely affected. As we have experienced, significant declines in real estate collateral can occur quite suddenly as new appraisals are performed in the normal course of monitoring the credit quality of the loan. Significant declines in the value of real estate collateral due to new appraisals can occur due to declines in the real estate market, changes in methodology applied by the appraiser, and/or using a different appraiser than was used for the prior appraisal. Our ability to recover on these loans by selling or disposing of the underlying real estate collateral is adversely impacted by declining real estate values, which increases the likelihood we will suffer losses on defaulted loans secured by real estate beyond the amounts provided for in the allowance for loan losses. This, in turn, could require material increases in our allowance for loan losses and adversely affect our financial condition and results of operations, perhaps materially.
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
In this regard, we have suspended payments on our trust preferred securities and Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”). As of April, 2012, we have not paid dividends on the Series A Preferred Stock for a total of ten quarterly dividend periods, which gives the U.S. Treasury the right to appoint two directors to our board of directors until all accrued but unpaid dividends have been paid. At present, the U.S Treasury has not exercised this right. If we do not make payments on our trust preferred securities for over 20 consecutive quarters, we could be in default under those securities.
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
Our available-for-sale securities portfolio has grown to $264 million at March 31, 2012 or 27.5% of our assets from $219 million at December 31, 2011 or 23.4% of our assets. This increase is principally because of the investment of the proceeds of our recent stock offering. Our securities portfolio contains whole loan private mortgage-backed securities and currently includes securities with unrecognized losses. The national downturn in real estate markets and elevated mortgage delinquency and foreclosure rates have increased credit losses in the portfolio of loans underlying these securities and resulted in substantial discounts in their market values. Any further deterioration in the loans underlying these securities and resulting market discounts could lead to other-than-temporary impairment in the value of these investments. We evaluate the securities portfolio for any other-than-temporary impairment each reporting period, as required by generally accepted accounting principles, and as of March 31, 2012, two securities had been determined to be other than temporarily impaired (“OTTI”), with the cumulative impairment totaling $3.5 million. Of this $3.5 million, $1.8 million has been recognized as a credit loss through the Company's income statement since the determination of OTTI. The remaining $1.7 million has been recognized in other comprehensive income. Future evaluations of our securities portfolio may require us to recognize additional impairment charges with respect to these and other holdings. For example, it is possible that government-sponsored programs to allow mortgages to be refinanced to lower rates could materially adversely impact the yield on our portfolio of mortgage-backed securities, since a significant portion of our investment portfolio is composed of such securities.
In addition, as a condition to membership in the Federal Home Loan Bank of Seattle (“FHLB”), we are required to purchase and hold a certain amount of FHLB stock. Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB. At March 31, 2012, we had stock in the FHLB of Seattle totaling $2.3 million. The FHLB stock held by us is carried at cost and is subject to recoverability testing under applicable accounting standards. The FHLB has discontinued the repurchase of its stock and discontinued the distribution of dividends. As of March 31, 2012, we did not recognize an impairment charge related to our FHLB stock holdings. However, future negative changes to the financial condition of the FHLB may require us to recognize an impairment charge with respect to FHLB stock.
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
In the event that we do not pay dividends on the Series A Preferred Stock for a total of at least six quarterly dividend periods (whether or not consecutive), as is currently the case, the authorized number of directors of the Corporation shall automatically be increased by two and the U.S. Treasury will have the right to appoint two directors to fill such positions on our board of directors until all accrued but unpaid dividends have been paid. At present, the U.S Treasury has not exercised this right. As noted above, we intend to pay the deferred dividends as quickly as it is prudent to do so upon receipt of regulatory approval and resume regular dividend payments. Otherwise, except as required by law, holders of the Preferred Stock have limited voting rights. So long as shares of Preferred Stock are outstanding, in addition to any other vote or consent of shareholders required by law or our Articles of Incorporation, the vote or consent of holders of at least 66 2/3% of the shares of Series A Preferred Stock, and 80% of the shares of Series B Preferred Stock, respectively outstanding is required for:

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

Item 4 —Mine Safety Disclosures

Not applicable.

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

101*
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 is formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) the Unaudited Consolidated Statements of Changes in Cash Flows, (iv) the Unaudited Consolidated Statements of Comprehensive Income (Loss),and (v) the Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.

*	Furnished herewith

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERMOUNTAIN COMMUNITY BANCORP (Registrant)

May 14, 2012	By:	/s/ Curt Hecker
Date		Curt Hecker
President and Chief Executive Officer

May 14, 2012	By:	/s/ Doug Wright
Date		Doug Wright
Executive Vice President and Chief Financial Officer