Form 10-Q
period 2012-06-30
INTERMOUNTAIN COMMUNITY BANCORP
filed 2012-08-07
CIK 1284506

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s Voting Common Stock, no par value per share, as of August 3, 2012 was 26,028,223 and the number of shares of Non-Voting Common Stock, no par value per share, was 38,396,837.

Intermountain Community Bancorp
FORM 10-Q
For the Quarter Ended June 30, 2012

PART I — Financial Information
Item - 1 Financial Statements
Intermountain Community Bancorp
Consolidated Balance Sheets
(Unaudited)

	June 30, 2012	December 31, 2011
	(Dollars in thousands)
ASSETS
Cash and cash equivalents:
Interest-bearing	$39,871	$82,242
Non-interest bearing and vault	18,934	24,958
Restricted cash	12,464	2,668
Available-for-sale securities, at fair value	285,095	219,039
Held-to-maturity securities, at amortized cost	14,990	16,143
Federal Home Loan Bank (“FHLB”) of Seattle stock, at cost	2,310	2,310
Loans held for sale	4,083	5,561
Loans receivable, net	510,684	502,252
Accrued interest receivable	4,522	4,100
Office properties and equipment, net	36,530	37,687
Bank-owned life insurance ("BOLI")	9,301	9,127
Other intangibles	130	189
Other real estate owned (“OREO”)	5,267	6,650
Prepaid expenses and other assets	18,903	21,292
Total assets	$963,084	$934,218
LIABILITIES
Deposits	$726,009	$729,373
Securities sold subject to repurchase agreements	65,458	85,104
Advances from Federal Home Loan Bank	29,000	29,000
Unexercised stock warrant liability	850	—
Cashier checks issued and payable	282	481
Accrued interest payable	1,979	1,676
Other borrowings	16,527	16,527
Accrued expenses and other liabilities	11,326	10,441
Total liabilities	851,431	872,602
STOCKHOLDERS’ EQUITY
Common stock 300,000,000 shares authorized; 26,028,243 and 8,427,212 shares issued and 26,023,025 and 8,409,840 shares outstanding as of June 30, 2012 and December 31, 2011, respectively	96,290	78,916
Common stock - non-voting 100,000,000 shares authorized; 38,396,837 and 0 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	31,941	—
Preferred stock, Series A, 27,000 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively; liquidation preference of $1,000 per share	26,335	26,149
Accumulated other comprehensive income, net of tax	2,272	2,370
Accumulated deficit	(45,185)	(45,819)
Total stockholders’ equity	111,653	61,616
Total liabilities and stockholders’ equity	$963,084	$934,218
The accompanying notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Dollars in thousands, except per share data)
Interest income:
Loans	$7,054	$8,432	$14,126	$16,766
Investments	2,072	2,358	4,120	4,512
Total interest income	9,126	10,790	18,246	21,278
Interest expense:
Deposits	744	1,134	1,566	2,382
Other borrowings	571	671	1,247	1,200
Total interest expense	1,315	1,805	2,813	3,582
Net interest income	7,811	8,985	15,433	17,696
Provision for losses on loans	(1,575)	(2,712)	(2,534)	(4,345)
Net interest income after provision for losses on loans	6,236	6,273	12,899	13,351
Other income:
Fees and service charges	1,619	1,863	3,244	3,534
Loan related fee income	659	545	1,240	1,120
Net gain on sale of securities	—	—	585	—
Net gain (loss) on sale of other assets	18	(50)	22	(47)
Other-than-temporary impairment (“OTTI”) losses on investments (1)	(52)	—	(323)	—
Bank-owned life insurance	87	91	174	180
Fair value adjustment on cash flow hedge	90	—	(294)	—
Unexercised warrant liability fair value adjustment	158	—	158	—
Other	189	284	398	609
Total other income	2,768	2,733	5,204	5,396
Operating expenses:
Salaries and employee benefits	3,871	4,887	8,006	9,833
Occupancy expense	1,623	1,708	3,307	3,496
Advertising	168	214	280	344
Fees and service charges	629	632	1,250	1,283
Printing, postage and supplies	300	302	601	638
Legal and accounting	396	447	746	682
FDIC assessment	308	331	621	776
OREO operations	120	150	224	626
Other expenses	807	940	1,485	1,673
Total operating expenses	8,222	9,611	16,520	19,351
Net income (loss) before income taxes	782	(605)	1,583	(604)
Income tax (provision) benefit	—	—	—	—
Net income (loss)	782	(605)	1,583	(604)
Preferred stock dividend	481	448	947	891
Net income (loss) applicable to common stockholders	$301	$(1,053)	$636	$(1,495)
Earnings (loss) per share — basic	$0.01	$(0.13)	$0.01	$(0.18)
Earnings (loss) per share — diluted	$0.01	$(0.13)	$0.01	$(0.18)
Weighted average common shares outstanding — basic	59,013,211	8,409,786	51,645,760	8,403,177
Weighted average common shares outstanding — diluted (2)	59,191,877	8,409,786	51,811,093	8,403,177

(1)
Consisting of $0, $0, $7 and $0 of total other-than-temporary impairment net losses, net of $(52), $0, $(316) and $0, recognized in other comprehensive income, for the three and six months ended June 30, 2012, and June 30, 2011, respectively.

(2) Includes the weighted average number of non-voting common shares that would be outstanding if the warrants issued in the January 2012 private offering are exercised directly for 1,700,000 non-voting common shares, utilizing the Treasury stock method.
The accompanying notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Net income (loss)	$782	$(605)	$1,583	$(604)
Other comprehensive income (loss):
Change in unrealized gains on investments, and mortgage backed securities (“MBS”) available for sale, excluding non-credit loss on impairment of securities	292	3,719	(439)	3,945
Realized net gains reclassified from other comprehensive income	—	—	(585)	—
Non-credit loss on impairment on available-for-sale debt securities	52	—	316	—
Less deferred income tax benefit (provision) on securities	(136)	(1,472)	280	(1,561)
Change in fair value of qualifying cash flow hedge, net of tax	—	(6)	330	7
Net other comprehensive income (loss)	208	2,241	(98)	2,391
Comprehensive income	$990	$1,636	$1,485	$1,787
The accompanying notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2012	2011
	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$1,583	$(604)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,341	1,524
Stock-based compensation expense	43	122
Net amortization of premiums on securities	2,485	1,171
Provisions for losses on loans	2,534	4,345
Amortization of core deposit intangibles	58	61
(Gain) on sale of loans, investments, property and equipment	(1,413)	(287)
Impact of hedge dedesignation and current fair value adjustment	374	—
OTTI credit loss on available-for-sale investments	323	—
OREO valuation adjustments	30	326
Accretion of deferred gain on sale of branch property	(8)	(8)
Net accretion of loan and deposit discounts and premiums	(7)	(7)
Increase in cash surrender value of bank-owned life insurance	(174)	(181)
Change in:
Accrued interest receivable	(422)	177
Prepaid expenses and other assets	2,385	1,079
Accrued interest payable and other liabilities	605	78
Accrued expenses and other cashiers checks	(199)	1,941
Proceeds from sale of loans originated for sale	38,824	23,728
Loans originated for sale	(36,533)	(21,630)
Net cash provided by operating activities	11,829	11,835
Cash flows from investing activities:
Purchases of available-for-sale securities	(100,754)	(47,352)
Proceeds from sales, calls or maturities of available-for-sale securities	2,967	157
Principal payments on mortgage-backed securities	28,692	23,000
Proceeds from sales, calls or maturities of held-to-maturity securities	1,261	47
Origination of loans, net principal payments	(11,653)	2,580
Purchase of office properties and equipment	(184)	(259)
Proceeds from sale of office properties and equipment	16	—
Proceeds from sale of other real estate owned	2,047	4,400
Net change in restricted cash	(9,796)	459
Net cash used in investing activities	(87,404)	(16,968)
Cash flows from financing activities:
Proceeds from issuance of series B preferred stock, gross	32,460	—
Proceeds from issuance of common stock, gross	22,532	—
Proceeds from issuance of warrant, gross	1,007	—
Capital issuance costs	(5,651)	—
Net change in demand, money market and savings deposits	14,903	(14,526)
Net change in certificates of deposit	(18,266)	(28,279)
Net change in repurchase agreements	(19,646)	(5,429)
Change in value of stock warrants	(158)	—
Retirement of treasury stock	—	(4)
Net cash provided by (used in) financing activities	27,181	(48,238)
Net change in cash and cash equivalents	(48,394)	(53,371)
Cash and cash equivalents, beginning of period	107,199	144,666
Cash and cash equivalents, end of period	$58,805	$91,295
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,812	$3,503
Income taxes, net of tax refunds received	$—	$8
Noncash investing and financing activities:
Loans converted to other real estate owned	$694	$8,115
Accrual of preferred stock dividend	$763	$716
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

2. Investments:
The amortized cost and fair values of investments are as follows (in thousands):

	Available-for-Sale
	Amortized Cost	Cumulative Non-Credit OTTI (Losses) Recognized in OCI	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value/ Carrying Value
June 30, 2012
State and municipal securities	$51,281	$—	$1,947	$(33)	$53,195
Mortgage-backed securities - Agency Pass Throughs	85,144	—	2,134	(423)	86,855
Mortgage-backed securities - Agency CMO's	108,529	—	1,960	(251)	110,238
SBA Pools	21,539	—	—	(233)	21,306
Mortgage-backed securities - Non Agency CMO's (investment grade)	5,305	—	383	—	5,688
Mortgage-backed securities - Non Agency CMO's (below investment grade)	9,547	(1,695)	461	(500)	7,813
	$281,345	$(1,695)	$6,885	$(1,440)	$285,095
December 31, 2011
U.S. treasury securities and obligations of U.S. government agencies	$21	$—	$—	$—	$21
State and municipal securities	35,352	—	1,791	(8)	37,135
Mortgage-backed securities - Agency Pass Throughs	59,436	—	2,252	(126)	61,562
Mortgage-backed securities - Agency CMO's	103,349	—	2,526	(328)	105,547
Mortgage-backed securities - Non Agency CMO's (investment grade)	5,934	—	389	—	6,323
Mortgage-backed securities - Non Agency CMO's (below investment grade)	10,489	(2,011)	435	(462)	8,451
	$214,581	$(2,011)	$7,393	$(924)	$219,039
	Held-to-Maturity
	Carrying Value / Amortized Cost	Cumulative Non-Credit OTTI (Losses) Recognized in OCI	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2012
State and municipal securities	$14,990	$—	$1,502	$—	$16,492
December 31, 2011
State and municipal securities	$16,143	$—	$1,328	$—	$17,471

The following table summarizes the duration of Intermountain’s unrealized losses on available-for-sale and held-to-maturity securities as of the dates indicated (in thousands).

	Less Than 12 Months		12 Months or Longer		Total
June 30, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Residential mortgage-backed securities	$78,263	$(634)	$5,231	$(540)	$83,494	$(1,174)
SBA Pools	21,306	(233)	—	—	21,306	(233)
State and municipal securities	6,049	(33)	—	—	6,049	(33)
Total	$105,618	$(900)	$5,231	$(540)	$110,849	$(1,440)

	Less Than 12 Months		12 Months or Longer		Total
December 31, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal securities	$1,659	$(8)	$—	$—	$1,659	$(8)
Mortgage-backed securities & CMO’s	39,905	(433)	3,993	(483)	43,898	(916)
Total	$41,564	$(441)	$3,993	$(483)	$45,557	$(924)

At June 30, 2012, the amortized cost and fair value of available-for-sale and held-to-maturity debt securities, by contractual maturity, are as follows (in thousands):

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$—	$—	$130	$130
After one year through five years	2,865	2,990	2,364	2,507
After five years through ten years	—	—	7,750	8,504
After ten years	48,416	50,205	4,746	5,351
Subtotal	51,281	53,195	14,990	16,492
Mortgage-backed securities	208,525	210,594	—	—
SBA Pools	21,539	21,306	—	—
Total Securities	$281,345	$285,095	$14,990	$16,492

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
Intermountain’s investment portfolios are managed to provide and maintain liquidity; to maintain a balance of high quality, diversified investments to minimize risk; to offset other asset portfolio elements in managing interest rate risk; to provide collateral for pledging; and to maximize returns. At June 30, 2012, the Company does not intend to sell any of its available-for-sale securities that have a loss position and it is not likely that it will be required to sell the available-for-sale securities before the anticipated recovery of their remaining amortized cost or maturity date. The unrealized losses on residential mortgage-backed securities without other-than-temporary impairment (“OTTI”) were considered by management to be temporary in nature.
The following table presents the OTTI losses for the six months ended June 30, 2012 and June 30, 2011:

	2012		2011
	Held To Maturity	Available For Sale	Held To Maturity	Available For Sale
Total other-than-temporary impairment losses	$—	$7	$—	$—
Portion of other-than-temporary impairment losses transferred from (recognized in) other comprehensive income (1)	—	316	—	—
Net impairment losses recognized in earnings (2)	$—	$323	$—	$—
_____________________________

(1)	Represents other-than-temporary impairment losses related to all other factors.

(2)	Represents other-than-temporary impairment losses related to credit losses.
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

3. Loans and Allowance for Loan Losses:
The components of loans receivable are as follows (in thousands):

	June 30, 2012
	Loans Receivable	%	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Commercial	$115,481	22.2%	$7,810	$107,671
Commercial real estate	182,045	35.0	5,892	176,153
Commercial construction	3,496	0.7	—	3,496
Land and land development loans	32,271	6.2	3,227	29,044
Agriculture	91,983	17.7	2,187	89,796
Multifamily	18,325	3.5	—	18,325
Residential real estate	58,580	11.3	2,823	55,757
Residential construction	160	—	—	160
Consumer	10,120	1.9	225	9,895
Municipal	8,138	1.5	—	8,138
Total loans receivable	520,599	100.0%	$22,164	$498,435
Allowance for loan losses	(10,233)
Deferred loan fees, net of direct origination costs	318
Loans receivable, net	$510,684
Weighted average interest rate	5.50%

	December 31, 2011
	Loans Receivable	%	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Commercial	$110,395	21.4%	$8,585	$101,810
Commercial real estate	167,586	32.6	10,918	156,668
Commercial construction	6,335	1.2	747	5,588
Land and land development loans	38,499	7.5	5,173	33,326
Agriculture	81,316	15.8	2,423	78,893
Multifamily	26,038	5.1	—	26,038
Residential real estate	58,861	11.4	4,013	54,848
Residential construction	2,742	0.5	—	2,742
Consumer	11,847	2.3	276	11,571
Municipal	11,063	2.2	—	11,063
Total loans receivable	514,682	100.0%	$32,135	$482,547
Allowance for loan losses	(12,690)
Deferred loan fees, net of direct origination costs	260
Loans receivable, net	$502,252
Weighted average interest rate	5.69%

The components of allowance for loan loss by types are as follows (in thousands):

	June 30, 2012
	Total Allowance	Individually Evaluated Allowance	Collectively Evaluated Allowance
Commercial	$2,429	$813	$1,616
Commercial real estate	4,032	1,876	2,156
Commercial construction	94	—	94
Land and land development loans	1,565	324	1,241
Agriculture	207	10	197
Multifamily	57	—	57
Residential real estate	1,601	961	640
Residential construction	4	—	4
Consumer	201	117	84
Municipal	43	—	43
Total	$10,233	$4,101	$6,132

	December 31, 2011
	Total Allowance	Individually Evaluated Allowance	Collectively Evaluated Allowance
Commercial	$2,817	$1,300	$1,517
Commercial real estate	4,880	2,804	2,076
Commercial construction	500	252	248
Land and land development loans	2,273	728	1,545
Agriculture	172	32	140
Multifamily	91	—	91
Residential real estate	1,566	939	627
Residential construction	59	—	59
Consumer	295	195	100
Municipal	37	—	37
Total	$12,690	$6,250	$6,440

A summary of current, past due and nonaccrual loans as of June 30, 2012 is as follows, (in thousands):

	Current	30-89 Days Past Due	90 Days or More Past Due and Accruing	Nonaccrual	Total
Commercial	$110,869	$329	$—	$4,283	$115,481
Commercial real estate	181,058	305	—	682	182,045
Commercial construction	3,496	—	—	—	3,496
Land and land development loans	30,978	38	—	1,255	32,271
Agriculture	91,716	233	—	34	91,983
Multifamily	18,325	—	—	—	18,325
Residential real estate	57,881	378	—	321	58,580
Residential construction	160	—	—	—	160
Consumer	10,075	25	—	20	10,120
Municipal	8,138	—	—	—	8,138
Total	$512,696	$1,308	$—	$6,595	$520,599

A summary of current, past due and nonaccrual loans as of December 31, 2011 is as follows, (in thousands):

	Current	30-89 Days Past Due	90 Days or More Past Due and Accruing	Nonaccrual	Total
Commercial	$106,509	$200	$—	$3,686	$110,395
Commercial real estate	164,578	705	—	2,303	167,586
Commercial construction	6,289	—	—	46	6,335
Land and land development loans	35,835	12	—	2,652	38,499
Agriculture	81,129	—	—	187	81,316
Multifamily	26,038	—	—	—	26,038
Residential real estate	58,037	423	—	401	58,861
Residential construction	2,742	—	—	—	2,742
Consumer	11,739	91	—	17	11,847
Municipal	11,063	—	—	—	11,063
Total	$503,959	$1,431	$—	$9,292	$514,682

The following table provides a summary of Troubled Debt Restructuring ("TDR") by performing status, (in thousands).

	June 30, 2012			December 31, 2011
Troubled Debt Restructurings	Nonaccrual	Accrual	Total	Nonaccrual	Accrual		Total
Commercial	$42	$663	$705	$571	$371		$942
Commercial real estate	44	2,332	2,376	382	1,889		2,271
Commercial construction	—	—	—	295	46		341
Land and land development loans	—	1,280	1,280	794	782		1,576
Agriculture	—	110	110	—	22	.	22
Residential real estate	—	725	725	1,377	—		1,377
Consumer	—	40	40	64	27		91
Total	$86	$5,150	$5,236	$3,483	$3,137		$6,620

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
The Company's loans that were modified in the three and six month period ended June 30, 2012 and 2011 and considered a TDR are as follows (dollars in thousands):

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Number	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial	—	$—	$—	1	75	75
Commercial real estate	—	—	—	1	100	100
Agriculture	—	—	—	1	110	110
	—	$—	$—	3	285	285

	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
	Number	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial	—	$—	$—	2	1,742	1,742
Land and land development loans	2	$250	$250	5	2,262	2,261
Agriculture	1	$58	$58	1	58	58
Residential real estate	6	$937	$937	6	937	937
Residential construction	1	123	123	1	123	123
Consumer	5	128	128	5	128	128
	15	$1,496	$1,496	20	5,250	5,249

The balances below provide information as to how the loans were modified as TDRs during the three and six months ended June 30, 2012 and 2011, (in thousands).

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Adjusted Interest Rate Only	Other*	Adjusted Interest Rate Only	Other*
Commercial	$—	$—	$75	$—
Commercial real estate	—	—	—	100
Agriculture	—	—	110	—
	$—	$—	$185	$100
(*) Other includes term or principal concessions or a combination of concessions, including interest rates.

	Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
	Adjusted Interest Rate Only	Other*	Adjusted Interest Rate Only	Other*
Commercial	$—	$—	$—	$1,742
Land and land development loans	$250	$—	$250	$2,011
Agriculture	$—	$58	$—	$58
Residential real estate	$904	$33	$904	$33
Residential construction	—	122	—	122
Consumer	128	—	128	—
	$1,282	$213	$1,282	$3,966
(*) Other includes term or principal concessions or a combination of concessions, including interest rates.
As of June 30, 2012, the Company had specific reserves of $1.7 million on TDRs, and there were no TDRs in default.
The allowance for loan losses and reserve for unfunded commitments are maintained at levels considered adequate by management to provide for probable loan losses as of the reporting dates. The allowance for loan losses and reserve for unfunded commitments are based on management’s assessment of various factors affecting the loan portfolio, including problem loans, business conditions and loss experience, and an overall evaluation of the quality of the underlying collateral. Changes in the allowance for loan losses and the reserve for unfunded commitments during the three and six month periods ended June 30, 2012 and 2011 are as follows:

	Allowance for Loan Losses for the three months ended June 30, 2012
	Balance, Beginning of Quarter	Charge-Offs Apr 1 through Jun 30, 2012	Recoveries Apr 1 through Jun 30 2012	Provision	Balance, End of Period
	(Dollars in thousands)
Commercial	$2,577	$(1,078)	$289	$641	$2,429
Commercial real estate	3,953	(841)	134	786	4,032
Commercial construction	474	(243)	3	(140)	94
Land and land development loans	2,210	(711)	229	(163)	1,565
Agriculture	138	(1)	18	52	207
Multifamily	77	—	—	(20)	57
Residential real estate	1,575	(502)	60	468	1,601
Residential construction	62	—	—	(58)	4
Consumer	258	(127)	56	14	201
Municipal	48	—	—	(5)	43
Allowance for loan losses	$11,372	$(3,503)	$789	$1,575	$10,233

	Allowance for Loan Losses for the six months ended June 30, 2012
	Balance, Beginning of Year	Charge-Offs Jan 1 through Jun 30, 2012	Recoveries Jan 1 through Jun 30 2012	Provision	Balance, End of Period
	(Dollars in thousands)
Commercial	$2,817	$(1,757)	$326	$1,043	$2,429
Commercial real estate	4,880	(1,978)	219	911	4,032
Commercial construction	500	(243)	5	(168)	94
Land and land development loans	2,273	(1,184)	267	209	1,565
Agriculture	172	(32)	69	(2)	207
Multifamily	91	—	—	(34)	57
Residential real estate	1,566	(665)	114	586	1,601
Residential construction	59	—	7	(62)	4
Consumer	295	(254)	115	45	201
Municipal	37	—	—	6	43
Allowance for loan losses	$12,690	$(6,113)	$1,122	$2,534	$10,233

	Allowance for Loan Losses for the three months ended June 30, 2011
	Balance, Beginning of Quarter	Charge-Offs Apr 1 through Jun 30, 2011	Recoveries Apr through Jun 30, 2011	Provision	Balance, End of Period
	(Dollars in thousands)
Commercial	$2,411	$(803)	$265	$909	$2,782
Commercial real estate	4,092	(201)	149	1,046	5,086
Commercial construction	568	382	(58)	(164)	728
Land and land development loans	2,478	(1,117)	148	537	2,046
Agriculture	845	(37)	2	99	909
Multifamily	73	—	—	17	90
Residential real estate	1,259	(186)	20	231	1,324
Residential construction	118	(18)	—	19	119
Consumer	577	(93)	40	53	577
Municipal	61	—	—	(35)	26
Allowances for loan losses	$12,482	$(2,073)	$566	$2,712	$13,687

	Allowance for Loan Losses for the six months ended June 30, 2011
	Balance, Beginning of Year	Charge-Offs Jan 1 through Jun 30, 2011	Recoveries Jan 1 through Jun 30, 2011	Provision	Balance, End of Period
	(Dollars in thousands)
Commercial	$2,925	$(803)	$265	$395	$2,782
Commercial real estate	3,655	(679)	150	1,960	5,086
Commercial construction	540	—	—	188	728
Land and land development loans	2,408	(1,593)	302	929	2,046
Agriculture	779	(331)	42	419	909
Multifamily	83	—	—	7	90
Residential real estate	1,252	(399)	60	411	1,324
Residential construction	65	(18)	—	72	119
Consumer	613	(191)	82	73	577
Municipal	135	—	—	(109)	26
Allowances for loan losses	$12,455	$(4,014)	$901	$4,345	$13,687

Allowance for Unfunded Commitments

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
			(Dollars in thousands)
Beginning of period	$14	$18	$13	$17
Adjustment	1	(4)	2	(3)
Allowance — Unfunded Commitments at end of period	$15	$14	$15	$14

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

The following tables summarize impaired loans:

	Impaired Loans
	June 30, 2012			December 31, 2011
	Recorded Investment	Principal Balance	Related Allowance	Recorded Investment	Principal Balance	Related Allowance
	(Dollars in thousands)
With an allowance recorded:
Commercial	$2,085	$2,387	$813	$2,942	$3,323	$1,300
Commercial real estate	4,285	4,918	1,876	7,439	8,732	2,804
Commercial construction	—	—	—	747	902	252
Land and land development loans	1,851	1,851	324	1,745	3,237	728
Agriculture	31	31	10	32	405	32
Multifamily	—	—	—	—	—	—
Residential real estate	1,856	1,884	961	1,928	2,165	939
Residential construction	—	—	—	—	—	—
Consumer	192	193	117	247	264	195
Municipal	—	—	—	—	—	—
Total	$10,300	$11,264	$4,101	$15,080	$19,028	$6,250
Without an allowance recorded:
Commercial	$5,725	$7,740	$—	$5,643	$9,099	$—
Commercial real estate	1,607	2,328	—	3,479	5,038	—
Commercial construction	—	—	—	—	198	—
Land and land development loans	1,376	2,552	—	3,428	6,165	—
Agriculture	2,156	2,158	—	2,391	2,512	—
Multifamily	—	—	—	—	—	—
Residential real estate	967	1,018	—	2,085	2,296	—
Residential construction	—	—	—	—	—	—
Consumer	33	58	—	29	56	—
Municipal	—	—	—	—	—	—
Total	$11,864	$15,854	$—	$17,055	$25,364	$—
Total:
Commercial	$7,810	$10,127	$813	$8,585	$12,422	$1,300
Commercial real estate	5,892	7,246	1,876	10,918	13,770	2,804
Commercial construction	—	—	—	747	1,100	252
Land and land development loans	3,227	4,403	324	5,173	9,402	728
Agriculture	2,187	2,189	10	2,423	2,917	32
Multifamily	—	—	—	—	—	—
Residential real estate	2,823	2,902	961	4,013	4,461	939
Residential construction	—	—	—	—	—	—
Consumer	225	251	117	276	320	195
Municipal	—	—	—	—	—	—
Total	$22,164	$27,118	$4,101	$32,135	$44,392	$6,250

	Impaired Loans
	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
	Average Recorded Investment	Interest Income Recognized (*)	Average Recorded Investment	Interest Income Recognized (*)
	(Dollars in thousands)
With an allowance recorded:
Commercial	$2,668	$99	$2,823	$163
Commercial real estate	5,605	222	6,525	504
Commercial construction	400	—	648	33
Land and land development loans	1,921	95	2,851	63
Agriculture	21	3	213	23
Multifamily	—	—	—	—
Residential real estate	1,870	66	1,273	64
Residential construction	—	—	43	26
Consumer	230	10	494	21
Municipal	—	—	—	—
Total	$12,715	$495	$14,870	$897
Without an allowance recorded:
Commercial	$5,920	$549	$8,327	$724
Commercial real estate	2,618	162	5,728	308
Commercial construction	97	—	312	31
Land and land development loans	2,396	137	5,721	422
Agriculture	2,305	124	806	83
Multifamily	—	—	—	—
Residential real estate	1,698	52	2,145	105
Residential construction	—	—	204	6
Consumer	35	4	270	8
Municipal	—	—	—	—
Total	$15,069	$1,028	$23,513	$1,687
Total:
Commercial	$8,588	$648	$11,150	$887
Commercial real estate	8,223	384	12,253	812
Commercial construction	497	—	960	64
Land and land development loans	4,317	232	8,572	485
Agriculture	2,326	127	1,019	106
Multifamily	—	—	—	—
Residential real estate	3,568	118	3,418	169
Residential construction	—	—	247	32
Consumer	265	14	764	29
Municipal	—	—	—	—
Total	$27,784	$1,523	$38,383	$2,584
(*) Interest Income on individually impaired loans is calculated using the cash-basis method, using year to date Interest on loans outstanding at 6/30/12.

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

Commercial Real Estate Loans: Difficult economic conditions and depressed real estate values continue to heighten risk in the non-residential component of the commercial real estate portfolio. However, in comparison to its national peer group and the risk that existed in its construction and development portfolio, the Company has less overall exposure to commercial real estate and a stronger mix of owner-occupied (where the borrower occupies and operates in at least part of the building) versus non-owner occupied loans. The loans represented in this category are spread across the Company's footprint, and there are no significant concentrations by industry type or borrower. The most significant property types represented in the portfolio are office 18.0%, industrial 15.7%, health care 12.0% and retail 9.1%. The other 45.2% is a mix of property types with smaller concentrations, including religious facilities, auto-related properties, restaurants, convenience stores, storage units, motels and commercial investment land. Finished condominiums comprise only 2.0% of the commercial real estate portfolio.

While 64.8% of the Company's commercial real estate portfolio is in its Northern Idaho/Eastern Washington region, this region is a large and diverse region with differing local economies and real estate markets. Given this diversity, and the diversity of property types and industries represented, management does not believe that this concentration represents a significant concentration risk.

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

Construction and Development Loans: After the aggressive reduction efforts of the last three years, the land development and construction loan components pose much lower concentration risk for the total loan portfolio. The substantial portfolio reduction, combined with stabilizing housing prices, has reduced risk in this portfolio to a level where it no longer represents a significant concentration risk. Management is maintaining its aggressive resolution efforts to further reduce its risk.

Agricultural Loans: The agricultural portfolio represents a larger percentage of the loans in the Bank's southern Idaho region. At the end of the period, agricultural loans and agricultural real estate loans totaled $92.0 million or 17.7% of the total loan portfolio. The agricultural portfolio consists of loans secured by livestock, crops and real estate. Agriculture has typically been a cyclical industry with periods of both strong and weak performance. Current conditions are very strong and are projected to remain solid for the next couple years. To mitigate credit risk, specific underwriting is applied to retain only borrowers that have proven track records in the agricultural industry. Many of Intermountain's agricultural borrowers are third or fourth generation farmers and ranchers with limited real estate debt, which reduces overall debt coverage requirements and provides extra flexibility and collateral for equipment and operating borrowing needs. In addition, the Bank has hired senior lenders with significant experience in agricultural lending to administer these loans. Further mitigation is provided through frequent collateral inspections, adherence to farm operating budgets, and annual or more frequent review of financial performance. The Company has minimal exposure to the dairy industry, the significant agricultural segment that has been under extreme pressure for the past few years.

Multifamily: The multifamily segment comprises $18.3 million or 3.5% of the total loan portfolio at the end of the period. This portfolio represents relatively low risk for the Company, as a result of the strong current market for multifamily properties and low vacancy rates across the Company's footprint.

Residential Real Estate, Residential Construction and Consumer: Residential real estate, residential construction and consumer loans total $68.9 million or 13.2% of the total loan portfolio. Management does not believe they represent significant concentration risk. However, continuing high unemployment and loss of equity is putting pressure on segments of this portfolio, particularly home equity lines and second mortgages.

Municipal loans: Municipal loans comprise $8.1 million or 1.5% of the total loan portfolio. The small size of the portfolio and careful underwriting of the loans within it limit overall concentration risk in this segment.

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
Credit quality indicators by loan segment are summarized as follows:

	Loan Portfolio Credit Grades by Type June 30, 2012
	Satisfactory Grade 1-3	Internal Watch Grade 4	Special Mention Grade 5	Substandard Grade 6	Doubtful Grade 7	Total
	(Dollars in thousands)
Commercial	$73,839	$31,928	$300	$9,414	$—	$115,481
Commercial real estate	122,546	50,355	—	9,144	—	182,045
Commercial construction	474	3,022	—	—	—	3,496
Land and land development loans	11,124	16,726	—	4,421	—	32,271
Agriculture	73,496	16,200	—	2,287	—	91,983
Multifamily	2,332	9,782	—	6,211	—	18,325
Residential real estate	44,948	9,732	—	3,900	—	58,580
Residential construction	160	—	—	—	—	160
Consumer	9,103	630	—	387	—	10,120
Municipal	7,973	165	—	—	—	8,138
Loans receivable, net	$345,995	$138,540	$300	$35,764	$—	$520,599

	Loan Portfolio Credit Grades by Type December 31, 2011
	Satisfactory Grade 1-3	Internal Watch Grade 4	Special Mention Grade 5	Substandard Grade 6	Doubtful Grade 7	Total
	(Dollars in thousands)
Commercial	$65,843	$32,293	$—	$12,259	$—	$110,395
Commercial real estate	107,984	43,305	—	16,297	—	167,586
Commercial construction	413	5,175	—	747	—	6,335
Land and land development loans	8,658	20,031	1,392	8,418	—	38,499
Agriculture	65,563	12,827	—	2,926	—	81,316
Multifamily	9,721	9,708	—	6,609	—	26,038
Residential real estate	43,419	10,066	—	5,376	—	58,861
Residential construction	2,742	—	—	—	—	2,742
Consumer	10,476	797	—	574	—	11,847
Municipal	11,063	—	—	—	—	11,063
Loans receivable, net	$325,882	$134,202	$1,392	$53,206	$—	$514,682

A summary of non-performing assets and classified loans at the dates indicated is as follows:

	June 30, 2012	December 31, 2011
	(Dollars in thousands)
Loans past due in excess of 90 days and still accruing	$—	$—
Non-accrual loans	6,595	9,292
Total non-performing loans	6,595	9,292
Other real estate owned (“OREO”)	5,267	6,650
Total non-performing assets (“NPAs”)	$11,862	$15,942
Classified loans (1)	$35,764	$53,206
_____________________________

1)	Classified loan totals are inclusive of non-performing loans and may also include troubled debt restructured loans, depending on the grading of these restructured loans.

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

4. Other Real Estate Owned:
At the applicable foreclosure date, OREO is recorded at the fair value of the real estate, less the estimated costs to sell the real estate. The carrying value of OREO is regularly evaluated and, if necessary, the carrying value is reduced to net realizable value. The following table presents OREO for the periods presented:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(Dollars in thousands)		(Dollars in thousands)
Balance, beginning of period	$6,852	$3,686	$6,650	$4,429
Additions to OREO	74	7,226	694	8,115
Proceeds from sale of OREO	(1,609)	(3,130)	(2,047)	(4,400)
Valuation Adjustments in the period (1)	(50)	36	(30)	(326)
Balance, end of period, June 30	$5,267	$7,818	$5,267	$7,818
___________________________

(1)	Amount includes chargedowns and gains/losses on sale of OREO
The balance of OREO decreased by $1.6 million during the second quarter of 2012, primarily as a result of sales of OREO. For the periods indicated, OREO assets consisted of the following (in thousands):

	June 30, 2012		December 31, 2011
Single family residence	$158	3.0%	$166	2.5%
Developed residential lots	1,308	24.8%	2,048	30.8%
Commercial buildings	—	—%	483	7.3%
Raw land	3,801	72.2%	3,953	59.4%
Total OREO	$5,267	100.0%	$6,650	100.0%

The Company’s Special Assets Group continues to dispose of OREO properties through a combination of individual sales to investors and bulk sales to investors.

5. Advances from the Federal Home Loan Bank of Seattle:
Panhandle State Bank, the banking subsidiary of Intermountain, has a credit line with FHLB of Seattle that allows it to borrow funds up to a percentage of its total assets, subject to collateralization requirements. Certain loans are used as collateral for these borrowings. At June 30, 2012 and December 31, 2011, this credit line represented a total borrowing capacity of$109.9 million and$100.3 million, of which $78.9 million and $69.3 million was available, respectively. The advances from FHLB at June 30, 2012 and December 31, 2011 are repayable as follows (in thousands):

	June 30, 2012		December 31, 2011
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due within 1 year	$25,000	2.06%	$25,000	2.06%
Due in 1 to 2 years	—	—		—
Due in 2 to 3 years	4,000	3.11	4,000	3.11
Due in 3 to 4 years	—	—	—	—
Due in 4 to 5 years	—	—	—	—
	$29,000	2.20%	$29,000	2.20%

Only member institutions have access to funds from the Federal Home Loan Banks. As a condition of membership, Panhandle is required to hold FHLB stock. As of June 30, 2012 and December 31, 2011, Panhandle held $2.3 million of FHLB stock. The FHLB of Seattle announced that they would no longer pay dividends or redeem or repurchase capital stock until further notice. Each FHLB continues to monitor its capital and other relevant financial measures as a basis for determining a resumption of dividends and capital stock repurchases at some later date.

6. Other Borrowings:
The components of other borrowings are as follows (in thousands):

	June 30, 2012	December 31, 2011
Term note payable (1)	$8,279	$8,279
Term note payable (2)	8,248	8,248
Total other borrowings	$16,527	$16,527
_____________________________

(1)
In January 2003, the Company issued $8.0 million of Trust Preferred securities through its subsidiary, Intermountain Statutory Trust I. The debt associated with these securities bears interest on a variable basis tied to the 90-day LIBOR (London Inter-Bank Offering Rate) index plus 3.25%, with interest only paid quarterly. The rate on this borrowing was 3.71% at June 30, 2012. The debt is callable by the Company quarterly and matures in March 2033. See Note A and B below.

(2)
In March 2004, the Company issued $8.0 million of Trust Preferred securities through its subsidiary, Intermountain Statutory Trust II. The debt associated with these securities bears interest on a variable basis tied to the 90-day LIBOR index plus 2.8%, with interest only paid quarterly. The rate on this borrowing was 3.27% at June 30, 2012. The debt is callable by the Company quarterly and matures in April 2034. During the third quarter of 2008, the Company entered into an interest rate swap contract with Pacific Coast Bankers Bank. The purpose of the $8.2 million notional value swap is to convert the variable rate payments made on our Trust Preferred I obligation to a series of fixed rate payments at 7.38% for five years, as a hedging strategy to help manage the Company’s interest-rate risk. See Note A and B below:

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

7. Earnings Per Share:
The following table presents the basic and diluted earnings per share computations (numbers in thousands):

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	2012	2011	2012	2011
Numerator:
Net income (loss) - basic and diluted	$782	$(605)	$1,583	$(604)
Preferred stock dividend	481	448	947	891
Net income (loss) applicable to common stockholders	$301	$(1,053)	$636	$(1,495)
Denominator:
Weighted average shares outstanding - basic	59,013,211	8,409,786	51,645,760	8,403,177
Dilutive effect of common stock options, warrants, restricted stock awards	178,666		165,333	—
Weighted average shares outstanding — diluted	59,191,877	8,409,786	51,811,093	8,403,177
Earnings (loss) per share — basic and diluted:
Earnings (loss) per share — basic	$0.01	$(0.13)	$0.01	$(0.18)
Effect of dilutive common stock options, warrants, restricted stock awards	—	—	—	—
Earnings (loss) per share — diluted	$0.01	$(0.13)	$0.01	$(0.18)
Anti-dilutive securities not included in diluted earnings per share:
Common stock options	148,063	175,444	150,644	175,444
Common stock warrant - Series A	653,226	653,226	653,226	653,226
Restricted shares	—	18,573	—	25,884
Total anti-dilutive shares	801,289	847,243	803,870	854,554

As part of the Company's January 2012 capital raise (see Note 8 Stockholders' Equity), warrants were issued for 1,700,000 shares of non-voting common stock. The impacts of these warrants were included in diluted earnings per share, and were calculated using the treasury stock method.

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
As part of the Company's capital raise in January, 2012, the Company authorized up to 864,600 shares of Mandatorily Convertible Cumulative Participating Preferred Stock, Series B, no par value with a liquidation preference of $0.01 per share (“Series B Preferred Stock”), 698,993 of which were issued. Each of these shares automatically converted into 50 shares of a new series of non-voting common stock at a conversion price of $1.00 per share (the “Non-Voting Common Stock”) in May, 2012 after shareholder approval of such Non-Voting Common Stock. The Non-Voting Common Stock has equal rights in terms of dividends and liquidation preference to the Company's Voting Common Stock, but does not provide holders with voting rights on shareholder matters.
In addition, as part of the Company's January 2012 capital raise, warrants to purchase 1,700,000 shares of the Company's Voting Common or Non-Voting Common to two of the shareholders participating in the raise. The cash proceeds of the January offering were allocated between the warrants, the Common Stock and the Series B Preferred Stock based on the relative estimated fair values at the date of issuance. The fair value of the warrants was determined using common valuation modeling. The modeling includes assumptions regarding the Company’s common stock prices, dividend yield, and stock price volatility as well as assumptions regarding the risk-free interest rate. The strike price for the warrant is $1.00 per share, but is adjusted down if the Company recorded or otherwise issues shares at a price lower than the strike price. As such, the warrants are accounted for as a liability and listed at fair value on the Company's financial statements. Adjustments to the fair value are measured quarterly and any changes are recorded through non-interest income.
In May 2012, the Company successfully completed an $8.7 million Common Stock rights offering, including the purchase of unsubscribed shares by investors in the Company's January private placement. As a result of the raise, the Company issued 5.3 million shares of Voting Common stock and 3.4 million shares of Non-Voting Common Stock.
Reflecting the Company’s ongoing strategy to prudently manage through the current economic cycle, the decision to maximize equity and liquidity at the Bank level had correspondingly reduced cash available at the parent Company. Consequently, to conserve the liquid assets of the parent Company, the Company’s Board of Directors decided to defer regularly scheduled interest payments on its outstanding Junior Subordinated Debentures related to its Trust Preferred Securities (“TRUPS Debentures”), and also defer regular quarterly cash dividend payments on its preferred stock held by the U.S. Treasury, beginning in December 2009. The Company is permitted to defer payments of interest on the TRUPS Debentures for up to 20 consecutive quarterly periods without default. During the deferral period, the Company may not pay any dividends or distributions on, or redeem, purchase or acquire, or make a liquidation payment with respect to the Company’s capital stock, or make any payment of principal or interest on, or repay, repurchase or redeem any debt securities of the Company that rank equally or junior to the TRUPS Debentures. Under the terms of the preferred stock, if the Company does not pay dividends for six quarterly dividend periods (whether or not consecutive), Treasury is entitled to appoint two members to the Company’s board of directors. Deferred payments compound for both the TRUPS Debentures and preferred stock. Although these expenses will be accrued on the consolidated income statements for the Company, deferring these interest and dividend payments will preserve approximately $477,000 per quarter in cash for the Company.
Notwithstanding the pending deferral of interest and dividend payments, the Company fully intends to meet all of its obligations to the Treasury and holders of the TRUPS Debentures as quickly as it is prudent to do so. The Company is currently evaluating its position and future plans regarding these dividends.

9. Income Taxes:

For the three- and six-month periods ended June 30, 2012 and June 30, 2011, respectively, the Company recorded no income tax provision. For 2011, no provision was recorded as a result of net losses incurred during the period. In 2012, the Company generated positive net income before income taxes, but again recorded no provision as it offset current income against carryforward losses from prior years. The Company maintained a net deferred tax asset of $13.2 million and $13.2 million as of June 30, 2012 and December 31, 2011, net of a valuation allowance of $8.8 million for each period end.
Intermountain uses an estimate of future earnings, future reversal of taxable temporary differences, and tax planning strategies to determine whether it is more likely than not that the benefit of the deferred tax asset will be realized. At June 30, 2012, Intermountain assessed whether it was more likely than not that it would realize the benefits of its deferred tax asset. Intermountain determined that the negative evidence associated with a three-year cumulative loss for the period ended December 31, 2011, and challenging economic conditions continued to outweigh the positive evidence. Therefore, Intermountain maintained the valuation allowance of $8.8 million against its deferred tax asset that was established in 2010. The Company analyzes the deferred tax asset on a quarterly basis and may increase the allowance or release a portion or all of this allowance depending on actual results and estimates of future profitability.
In conducting its valuation allowance analysis, the Company developed an estimate of future earnings to determine both the need for a valuation allowance and the size of the allowance. In conducting this analysis, management has assumed economic conditions will continue to be very challenging in 2012, followed by gradual improvement in the ensuing years. These assumptions are in line with both national and regional economic forecasts. As such, its estimates include elevated credit losses in 2012, but at lower levels than those experienced in 2009 through 2011, followed by improvement in ensuing years as the Company’s loan portfolio continues to turn over. It also assumes: (1) a compressed net interest margin in 2012 and 2013, with gradual improvement in future years, as the Company is able to convert some of its cash position to higher yielding instruments; and (2) reductions in operating expenses as credit costs abate and its other cost reduction strategies continue.

The completion of the $47.3 million capital raise in January 2012 will trigger Internal Revenue Code Section 382 limitations on the amount of tax benefit from net operating loss carryforwards that the Company can utilize annually, because of the level of investment by several of the larger investors. This could impact the amount and timing of the release of the valuation allowance, largely depending on the level of market interest rates and the fair value of the Company’s balance sheet at the time the offering was completed. The evaluation of this impact is still being completed and will likely not be known until the end of 2012.
Intermountain has performed an analysis of its uncertain tax positions and has not recorded any potential penalties, interest or additional tax in its financial statements as of June 30, 2012. Intermountain’s tax positions for the years 2008 through 2011 remain subject to review by the Internal Revenue Service. Intermountain does not expect unrecognized tax benefits to significantly change within the next twelve months.

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
Interest Rate Swaps — Previously designated as Cash Flow Hedges
The tables below identify the Company’s interest rate swap which was entered into to hedge certain LIBOR-based trust preferred debentures and designated as a cash flow hedges pursuant to ASC 815, which no longer qualifies for hedge accounting as of June 30, 2012 (dollars in thousands):

			June 30, 2012
			Receive Rate	Pay Rate
Maturity Date	Notional Amount	Fair Value (Loss)	(LIBOR)	(Fixed)
Pay Fixed, Receive Variable:
October 2013	$8,248	$(463)	0.47%	4.58%

			December 31, 2011
			Receive Rate	Pay Rate
Maturity Date	Notional Amount	Fair Value (Loss)	(LIBOR)	(Fixed)
Pay Fixed, Receive Variable:
October 2013	$8,248	$(635)	0.2495%	4.58%

The fair value loss of $463,000 at June 30, 2012 and $635,000 at December 31, 2011 are included in other liabilities. The Company has deferred the interest payments on the related Trust Preferred borrowing beginning with the January 2010 scheduled remittance.

As a result of the deferred interest payments, a calculation of the effectiveness of the hedge has been prepared each quarter. In March 2012, it was concluded that the hedge no longer qualified for hedge accounting treatment, based on the mismatch between the deferred payments on the underlying Trust Preferred instrument and the required and expected payments on the derivative. As a result, the Company recorded $169,111 in interest expense and a negative $294,009 fair value adjustment on its cash flow hedge in the Company's Statement of Operations. Net cash flows from these interest rate swaps are included in interest expense on trust preferred debentures. In the second quarter of 2012, the Company recorded an additional $6,000 in interest expense and a positive $90,000 fair value adjustment on this hedge. At June 30, 2012, Intermountain had $600,000 in restricted cash pledged as collateral for the cash flow hedge. The following table provides a reconciliation of cash flow hedges measured at fair value during the periods indicated (in thousands):

	Six Months Ended
	June 30, 2012	June 30, 2011
Unrealized loss at beginning of period	$(635)	$(892)
Amount of gross gain (loss) recognized in earnings gain (loss)	(374)	90
Amount of gross gain recognized in other comprehensive income gain (loss)	546	11
Unrealized loss at end of period	$(463)	$(791)

Interest Rate Swaps — Not Designated as Hedging Instruments Under ASC 815
The Company has purchased certain derivative products to allow the Company to effectively convert a fixed rate loan to a variable rate payment stream. The Company economically hedges derivative transactions by entering into offsetting derivatives executed with third parties upon the origination of a fixed rate loan with a customer. Derivative transactions executed as part of this program are not designated as ASC 815 hedge relationships and are, therefore, marked to market through earnings each period. In most cases the derivatives have mirror-image terms to the underlying transaction being hedged, which result in the positions’ changes in fair value offsetting completely through earnings each period. However, to the extent that the derivatives are not a mirror-image, changes in fair value will not completely offset, resulting in some earnings impact each period. Changes in the fair value of these interest rate swaps are included in other non-interest income. The following table summarizes these interest rate swaps as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012		December 31, 2011
	Notional Amount	Fair Value Loss	Notional Amount	Fair Value Loss
Interest rate swaps with third party financial institutions	$2,559	$(252)	$2,559	$(215)

At June 30, 2012, loans receivable included $252,000 of derivative assets and other liabilities included $0 of derivative assets related to these interest rate swap transactions. At June 30, 2012, the interest rate swaps had a maturity date of March 2019 and April 2024 and Intermountain had $72,000 in restricted cash as collateral for the interest rate swaps.

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
The following tables present information about the Company’s assets measured at fair value on a recurring basis as of June 30, 2012, and December 31, 2011, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands).

	Fair Value Measurements At June 30, 2012, Using
	Fair Value	Quoted Prices In Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
Description	June 30, 2012	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:
State and municipal securities	$53,195	$—	$53,195	$—
Residential mortgage backed securities (“MBS”)	231,900	—	218,399	13,501
Other Assets — Derivative	(252)	—	—	(252)
Total Assets Measured at Fair Value	$284,843	$—	$271,594	$13,249
Other Liabilities — Derivatives	$463	$—	$—	$463
Unexercised Warrants	850	—	—	850
Total Liabilities Measured at Fair Value	$1,313	$—	$—	$1,313

	Fair Value Measurements At December 31, 2011 Using
	Fair Value	Quoted Prices In Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:
U.S. treasury securities and obligations of U.S. government agencies	$—	$—	$—	$—
State and municipal securities	37,135	—	37,135	—
Residential mortgage backed securities (“MBS”)	181,904	—	167,130	14,774
Other Assets — Derivative	(215)	—	—	(215)
Total Assets Measured at Fair Value	$218,824	$—	$204,265	$14,559
Other Liabilities — Derivatives	$635	$—	$—	$635

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011 are summarized as follows (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Description	Residential MBS	Derivatives	Total
January 1, 2012 Balance	$14,774	$(215)	$14,559
Total gains or losses (realized/unrealized):
Included in earnings	(323)	(37)	(360)
Included in other comprehensive income	427	—	427
Principal Payments	(1,377)	—	(1,377)
Sales of Securities	—	—	—
Transfers in and /or out of Level 3	—	—	—
June 30, 2012 Balance	$13,501	$(252)	$13,249

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Description	Unexercised Warrants	Derivatives	Total
January 1, 2012 Balance	$—	$635	$635
Total gains or losses (realized/unrealized):
Included in earnings	(157)	374	217
Included in other comprehensive income	—	(546)	(546)
Unexercised warrants issued in capital raise	1,007	—	1,007
Transfers in and /or out of Level 3	—	—	—
June 30, 2012 Balance	$850	$463	$1,313

	Fair Value Measurements Using Significant Unobservable Inputs ( Level 3)
Description	Residential MBS	Derivatives	Total
January 1, 2011 Balance	$29,514	$(38)	$29,476
Total gains or losses (realized/unrealized):
Included in earnings	(1,273)	(177)	(1,450)
Included in other comprehensive income	2,338	—	2,338
Principal Payments	(3,874)	—	(3,874)
Sales of Securities	(11,931)	—	(11,931)
Transfers in and /or out of Level 3	—	—	—
December 31, 2011 Balance	$14,774	$(215)	$14,559

Fair Value Measurements Using Significant Unobservable Inputs ( Level 3)
Description	Derivatives
January 1, 2011 Balance	$892
Total gains or losses:
Included in earnings	(86)
Included in other comprehensive income	(171)
December 31, 2011 Balance	$635

The following tables present additional quantitative information about assets and liabilities measured at fair value on a recurring basis and for which the company has utilized Level 3 inputs to determine fair value, as of June 30, 2012:

Quantitative Information about Level 3 Fair Value Measurements - Assets
June 30, 2012	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range of Inputs
Residential mortgage-backed securities	$13,501	Discounted cash flow and consensus pricing	Prepayment	4.02 to 36.77 CPR (1)
			Default rates	0 to 10.55 CDR (2)
			Loss severities	0% to 131.78%
Interest Rate Derivatives	$(252)	Discounted cash flow modeling and market indications	Cash flows of underlying instruments	Various payment mismatches based on characteristics of underlying loans
			Swap rates	0.50% to 1.00%
			LIBOR rates	0.25% to 0.75%
(1) CPR: Constant prepayment rate
(2) CDR: Constant default rate

Quantitative Information about Level 3 Fair Value Measurements - Liabilities
June 30, 2012	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range of Inputs
Unexercised Warrants	$850	Warrant valuation models	Estimated underlying stock price volatility	90% to 100%
			Duration	2.5 to 3.0 years
			Risk-free rate	0.35% to 1.00%
Interest Rate Derivatives	$463	Discounted cash flow modeling and market indications	Cash flows of underlying instruments	Various payment mismatches based on characteristics of underlying loans
			Swap rates	0.50% to 1.00%
			LIBOR rates	0.25% to 0.75%

Intermountain may be required, from time to time, to measure certain other financial assets at fair value on a non-recurring basis. The following table presents the carrying value for these financial assets as of June 30, 2012 and December 31, 2011 (in thousands):

	Fair Value Measurements At June 30, 2012, Using
	Fair Value	Quoted Prices In Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
Description	June 30, 2012	(Level 1)	(Level 2)	(Level 3)
Loans(1)	$18,063	$—	$—	$18,063
OREO	5,267	—	—	5,267
Total Assets Measured at Fair Value	$23,330	$—	$—	$23,330
_____________________________

(1)	Represents impaired loans, net of allowance for loan loss, which are included in loans.

	Fair Value Measurements At December 31, 2011, Using
	Fair Value	Quoted Prices In Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
Loans(1)	$25,885	$—	$—	$25,885
OREO	6,650	—	—	6,650
Total Assets Measured at Fair Value	$32,535	$—	$—	$32,535
_____________________________

(1)	Represents impaired loans, net of allowance for loan loss, which are included in loans.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements - Liabilities
June 30, 2012	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range of Inputs
Impaired Loans	$18,063	Discounted cash flows and appraisal of collateral	Amount and timing of cash flows	No payment deferral to indefinite payment deferral
			Discount Rate	4% to 9%
			Appraisal adjustments	10% to 15%
			Liquidation Expenses	10% to 15%
OREO	$5,267	Appraisal of collateral	Appraisal adjustments	10% to 35%
			Liquidation Expenses	10% to 15%

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
Available for Sale Securities. Securities totaling $271.6 million classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtained fair value measurements from an independent pricing service and internally validated these measurements. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus, prepayment speeds, credit information and the bond’s terms and conditions, among other things.
The available for sale portfolio also includes $13.5 million in super senior or senior tranche collateralized mortgage obligations not backed by a government or other agency guarantee. These securities are collateralized by fixed rate prime or Alt A mortgages, are structured to provide credit support to the senior tranches, and are carefully analyzed and monitored by management. Because of disruptions in the current market for mortgage-backed securities and collateralized mortgage obligations, an active market did not exist for these securities at June 30, 2012. This is evidenced by a significant widening in the bid-ask spread for these types of securities and the limited volume of actual trades made. As a result, less reliance can be placed on easily observable market data, such as pricing on transactions involving similar types of securities, in determining their current fair value. As such, significant adjustments were required to determine the fair value at the June 30, 2012 measurement date. These securities are valued using Level 3 inputs.
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
Loans. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for impaired loans when establishing the allowance for credit losses. Such amounts are generally based on either the estimated fair value of the cash flows to be received or the fair value of the underlying collateral supporting the loan less selling costs. Real estate collateral on these loans and the Company’s OREO is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace. Management reviews these valuations and makes additional valuation adjustments, as necessary, including subtracting estimated costs of liquidating the collateral or selling the OREO. The related nonrecurring fair value measurement adjustments have generally been classified as Level 3 because of the significant assumptions required estimating future cash flows on these loans, and the rapidly changing and uncertain collateral values underlying the loans. Volatility and the lack of relevant and current sales data in the Company’s market areas for various types of collateral create additional uncertainties and require the use of multiple sources and management judgment to make adjustments. Loans subject to nonrecurring fair value measurement were $18.1 million at June 30, 2012 all of which were classified as Level 3.
Other Real Estate Owned. At the applicable foreclosure date, OREO is recorded at fair value of the real estate, less the estimated costs to sell the real estate. Subsequently, OREO is carried at the lower of cost or net realizable value (fair value less estimated selling costs), and is periodically assessed for impairment based on fair value at the reporting date. Fair value is determined from external appraisals and other valuations using judgments and estimates of external professionals. Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3. The Company’s OREO at June 30, 2012 totaled $5.3 million, all of which was classified as Level 3.
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
This contract is carried as an asset or liability at fair value, and as of June 30, 2012, it was a liability with a fair value of $463,000.
During the first quarter of 2009, the Company entered into an interest rate swap contract with Pacific Coast Bankers Bank. The purpose of the $1.6 million notional value swap is to convert the fixed rate payments earned on a loan receivable to a series of variable rate payments for ten years, as a hedging strategy to help manage the Company’s interest-rate risk. This contract is carried as an asset or liability at fair value, and as of June 30, 2012, it was an asset with a fair value of $(151,000). During the second quarter of 2009, the Company entered into an interest rate swap contract with Pacific Coast Bankers Bank. The purpose of the $1.0 million notional value swap is to convert the fixed rate payments earned on a loan receivable to a series of variable rate payments for ten years, as a hedging strategy to help manage the Company’s interest-rate risk. This contract is carried as an asset or liability at fair value, and as of June 30, 2012, it was an asset with a fair value of $(101,000).
Unexercised Warrant Liability. A liability for unexercised warrants was created as part of the Company's capital raise in January, 2012 (see Note 8--Stockholders' Equity). The liability is carried at fair value and adjustments are made periodically through non-interest income to record changes in the fair value. The fair value is measured using warrant valuation modeling techniques, which seek to estimate the market price that the unexercised options would bring if sold. Assumptions used in calculating the value include the volatility of the underlying stock, the risk-free interest rate, the expected term of the warrants, the market price of the underlying stock and the dividend yield on the stock. The fair value at June 30, 2012 was a liability of $850 thousand.
Intermountain is required to disclose the estimated fair value of financial instruments, both assets and liabilities on and off the balance sheet, for which it is practicable to estimate fair value. These fair value estimates are made at June 30, 2012 based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price an asset could be sold at or the price a liability could be settled for. However, given there is no active market or observable market transactions for many of the Company’s financial instruments, the Company has made estimates of many of these fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimated values.
The estimated fair value of the financial instruments as of June 30, 2012 and December 31, 2011, are as follows (in thousands):

	June 30, 2012
	Carrying Amount	Fair Value	Quoted Priced in Active Markets for identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash, cash equivalents, restricted cash and federal funds sold	$71,269	$71,269	$71,269	$—	$—
Available-for-sale securities	285,095	285,095	—	271,594	13,501
Held-to-maturity securities	14,990	16,492	—	16,492	—
Loans held for sale	4,083	4,083	—	4,083	—
Loans receivable, net	510,684	547,689	—	—	547,689
Accrued interest receivable	4,522	4,522	—	4,522	—
BOLI	9,301	9,301	9,301	—	—
Financial liabilities:				—	—
Deposit liabilities	726,009	707,078	—	—	707,078
Borrowings	110,985	110,580	—	—	110,580
Accrued interest payable	1,979	1,979	—	1,979	—
Unexercised warrants	850	850	—	—	850

	December 31, 2011
	Carrying Amount	Fair Value
Financial assets:
Cash, cash equivalents, restricted cash and federal funds sold	$109,868	$109,868
Available-for-sale securities	219,039	219,039
Held-to-maturity securities	16,143	17,471
Loans held for sale	5,561	5,561
Loans receivable, net	502,252	515,737
Accrued interest receivable	4,100	4,100
BOLI	9,127	9,127
Financial liabilities:
Deposit liabilities	729,373	709,534
Borrowings	130,631	131,202
Accrued interest payable	1,676	1,676

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
The national economic recession and continuing soft local markets have slowed the Company’s growth over the past several years. In response, Company management shifted its priorities to improving asset quality, raising additional capital, maintaining a conservative balance sheet and improving the efficiency of its operations. Significant progress has been made in these areas, and management is now pursuing prudent growth opportunities.
Intermountain offers banking and financial services that fit the needs of the communities it serves. Lending activities include consumer, commercial, commercial real estate, construction, mortgage and agricultural loans. A full range of deposit services are available including checking, savings and money market accounts as well as various types of certificates of deposit. Trust and wealth management services, investment and insurance services, and business cash management solutions round out the Company’s product offerings.

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
The Company’s strengths include a strong, committed team of experienced banking officers, a loyal and low-cost deposit base, a strong net interest margin, a sophisticated risk management system, and a strong operational and compliance infrastructure. In the current slow-growth environment, the Company is leveraging these strengths to seek prudent growth opportunities, further reduce risk on its balance sheet, and lower interest and non-interest expense. In particular, Company management is focused on the following:

•
Increasing and diversifying its loan origination activity by pursuing attractive small and mid-market commercial credits in its markets, originating commercial real estate loans to strong borrowers at lower real estate prices, originating and seasoning mortgage loans to strong borrowers at conservative loan-to-values in rural and smaller suburban areas, expanding and diversifying its agricultural portfolio, and expanding its already strong government-guaranteed loan marketing efforts.

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

In further pursuit of these goals, the Company successfully completed two capital raises in the first six months of the year, raising a net total of $50.3 million. The completion of these offerings will allow the Company additional flexibility to pursue the above goals. In addition, management believes that disruption and consolidation in the market may lead to other opportunities as well, either through direct acquisition of other banks or by capitalizing on opportunities created by market disruption to attract strong new employees and customers.

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
Management believes the allowance for loan losses was adequate at June 30, 2012. While management uses available information to provide for loan losses, the ultimate collectability of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions and other relevant factors. A further slowdown in economic activity could adversely affect cash flows for both commercial and individual borrowers, as a result of which the Company could experience increases in nonperforming assets, delinquencies and losses on loans. The allowance requires considerable judgment on the part of management, and material changes in the allowance can have a significant impact on the Company's financial position and results of operations.
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
Derivative Financial Instruments and Hedging Activities. In various aspects of its business, the Company uses derivative financial instruments to modify its exposure to changes in interest rates and market prices for other financial instruments. Many of these derivative financial instruments are designated as hedges for financial accounting purposes. Intermountain’s hedge accounting policy requires the assessment of hedge effectiveness, identification of similar hedged item groupings, and measurement of changes in the fair value of hedged items. If the derivative financial instruments identified as hedges no longer qualify for hedge accounting treatment, changes in the fair value of these hedged items are recognized in current period earnings, and the impact on the consolidated results of operations and reported earnings could be significant. During 2012, the Company identified one derivative that no longer qualified for hedge accounting, resulting in a reduction in earnings for the six-month period. See Note 10 to the Consolidated Financial Statements for more information on this derivative.
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
At June 30, 2012, Intermountain assessed whether it was more likely than not that it would realize the benefits of its deferred tax asset. Intermountain determined that the negative evidence associated with a three-year cumulative loss for the period ended December 31, 2011, and challenging economic conditions continued to outweigh the positive evidence. Therefore, Intermountain maintained a valuation allowance of $8.8 million against its deferred tax asset. The company analyzes the deferred tax asset on a quarterly basis and may recapture a portion or all of this allowance depending on future profitability. Including the valuation allowance, Intermountain had a net deferred tax asset of $13.2 million as of June 30, 2012, compared to a net deferred tax asset of $13.2 million as of December 31, 2011.
The completion of the capital raise noted in the "Business Strategy & Opportunities" section above triggered Internal Revenue Code Section 382 limitations on the amount of tax benefit from net operating loss carryforwards that the Company can claim annually. The effect of this limitation is currently being evaluated and is influenced by the level of market interest rates and the fair value of the Company's balance sheet at the time the offering was completed. This could impact the amount and timing of the release of the valuation allowance. The evaluation of this impact is currently in process and will likely not be known until the end of 2012.
Note 12, “New Accounting Pronouncements” in the Notes to the Consolidated Financial Statements, discusses new accounting pronouncements adopted by Intermountain and the expected impact of accounting pronouncements recently issued or proposed, but not yet required to be adopted.

Results of Operations
Overview. Intermountain recorded net income applicable to common stockholders of $301,000 and $636,000, or $0.01 per diluted share for the three and six months ended June 30, 2012, compared with a net loss applicable to common stockholders of $1.1 million and $1.5 million, or $0.13 and $0.18 per diluted share for the comparable periods in 2011. The positive net income for the quarter reflected a decrease in net interest income which was offset by significant decreases in loan loss provision and operating expense.
The annualized return on average assets (“ROAA”) was 0.33% for the six months ended June 30, 2012, as compared to -0.12% in the same period last year, and the annualized return on average common equity (“ROAE”) was 1.82% in 2012 and -8.93% in 2011, respectively.
Net Interest Income. The most significant component of earnings for the Company is net interest income, which is the difference between interest income from the Company’s loan and investment portfolios, and interest expense on deposits, repurchase agreements and other borrowings. During the six months ended June 30, 2012 and June 30. 2011, net interest income was $15.4 million and $17.7 million, respectively. The decrease in net interest income from last year primarily reflects lower interest income on loans resulting from declines in both volume and rate. Very low market rates and intense competition for strong borrowers are pressuring both the Company's and its competitors' loan yields. However, the Company did increase loan volume by $17.7 million, or 3.6% in the second quarter, which if growth continues, may help stabilize loan interest income. Investment portfolio income is also down, as increases in volume have been offset by significant decreases in yields on fixed income securities over the past year. Interest expense on deposits continued to decrease as deposit rates declined in response to lower market rates, and CD volumes continued to contract. The increase in interest expense on other borrowings from the same six-month period last year reflected higher interest expense on an ineffective cash flow hedge.
Average interest-earning assets decreased by 3.6% to $858.9 million for the six months ended June 30, 2012, compared to $891.2 million for the six months ended June 30, 2011. The decrease was driven by a reduction of $47.3 million or 8.4% in average loans. Average investments and cash increased by $15.0 million or 4.5% over the six month period in 2011. Lower loan volumes continued to reflect paydowns and liquidation of existing loan balances, particularly in the second half of 2011. As noted earlier, loans have rebounded in the second quarter of this year and now stand at their highest level since September of last year.
Average interest-bearing liabilities decreased by 7.6% or $68.5 million for the six month period ended June 30, 2012 compared to June 30, 2011. Average deposit balances decreased $31.0 million, or 4.1%, Federal Home Loan Bank advances decreased $5.0 million, or 14.7%, and other borrowings decreased $32.5 million, or 28.5%. The decreases reflected management’s focus on lowering interest expense and reducing higher rate or non-relationship funding. Part of this money transitioned into non-FDIC insured investments offered through the Company's trust and investments division.
The net interest margin was 3.61% for the six months ended June 30, 2012 as compared to 4.0% in the comparable period of 2011. Decreases in the average yields on both loans and investments more than offset lower borrowing costs.
The unprecedented low rate environment, in which the Fed Funds target rate is less than 0.25% and the 10-year US Treasury yield is hovering around 1.5%, continues to have a very significant negative impact on asset yields and the interest revenue generated from earning assets. Management has been working diligently to redeploy cash assets into higher yielding loans and investments, and in particular is now focused on more rapid expansion of the loan portfolio to offset some of the pressure on yields. The Company also continues to focus on lowering its overall cost of funds, while maintaining transaction deposit balances from core relationship customers. The cost on interest-bearing liabilities dropped from 0.80% for the first six months of 2011 to 0.68% for the same period in 2012, even with the impact of the ineffective hedge noted above. Management believes that some opportunities still remain to further lower funding costs. However, given the already low level of market rates and the Company’s cost of funds, any future gains are likely to be less than those already experienced.
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
The provision for losses on loans totaled $2.5 million for the six months ended June 30, 2012, compared to a provision of $4.3 million for the comparable period last year. Lower provision costs reflect continued improvements in the quality of the Company's loan portfolio. The following table summarizes provision and loan loss allowance activity for the periods indicated.

	Six months ended June 30
	2012	2011
	(Dollars in thousands)
Balance Beginning January 1	$(12,690)	$(12,455)
Charge-Offs
Commercial loans	1,757	803
Commercial real estate loans	1,978	679
Commercial construction loans	243	—
Land and land development loans	1,184	1,593
Agriculture loans	32	331
Multifamily loans	—	—
Residential loans	665	399
Residential construction loans	—	18
Consumer loans	254	191
Municipal loans	—	—
Total Charge-offs	6,113	4,014
Recoveries
Commercial loans	(326)	(265)
Commercial real estate loans	(219)	(150)
Commercial construction loans	(5)	—
Land and land development loans	(267)	(302)
Agriculture loans	(69)	(42)
Multifamily loans	—	—
Residential loans	(114)	(60)
Residential construction loans	(7)	—
Consumer loans	(115)	(82)
Municipal loans	—	—
Total Recoveries	(1,122)	(901)
Net charge-offs	4,991	3,113
Transfers	—	—
Provision for losses on loans	(2,534)	(4,345)
Sale of loans	—	—
Balance at June 30	$(10,233)	$(13,687)
Allowance — Unfunded Commitments Balance Beginning January 1	$(13)	$(17)
Adjustment	(2)	3
Transfers	—	—
Allowance — Unfunded Commitments at June 30	$(15)	$(14)

Net chargeoffs totaled $5.0 million in the first six months of 2012, compared to $3.1 million in the first six months of 2011. The Company made a strong push in the second quarter this year to resolve a larger number of remaining special credits, which lowered its problem assets materially, but required chargeoffs on credits that were largely already reserved for. These credits were concentrated in the commercial and commercial real estate segments. In general, portfolio losses are no longer concentrated in any particular industry or loan type, as prior efforts to reduce exposure in construction, land development and commercial real estate loans have decreased the exposure in these segments considerably. The Company continues to resolve or liquidate its problem loans aggressively, particularly those with higher loss exposures, and now believes that the risk of future large losses is reduced. The loan loss allowance to total loans ratio was 1.96% at June 30, 2012, compared to 2.44% at June 30, 2011. At the end of the June 2012, the allowance for loan losses totaled 155.2% of non-performing loans compared to 127.5% at June 30, 2011. The increase in this coverage ratio reflects the reduction of non-performing loans over the prior period.

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

General trending information with respect to non-performing loans, non-performing assets, and other key portfolio metrics is as follows (dollars in thousands):

Credit Quality Trending

	June 30, 2012	March 31, 2012	December 31, 2011	June 30, 2011
	(Dollars in thousands)
Total non-performing loans (“NPLs”)	$6,595	$8,000	$9,292	$10,732
OREO	5,267	6,852	6,650	7,818
Total non-performing assets (“NPAs”)	$11,862	$14,852	$15,942	$18,550
Classified loans (1)	$35,764	$49,511	$53,207	$58,745
Troubled debt restructured loans (2)	$5,237	$6,462	$6,620	$6,543
Total allowance related to non-accrual loans	$368	$305	$676	$731
Interest income recorded on non-accrual loans (3)	$166	$63	$716	$309
Non-accrual loans as a percentage of net loans receivable	1.29%	1.62%	1.85%	1.96%
Total non-performing loans as a % of net loans receivable	1.29%	1.62%	1.85%	1.96%
Allowance for loan losses (“ALLL”) as a percentage of non-performing loans	155.2%	142.2%	136.6%	127.5%
Total NPAs as a % of total assets (4)	1.23%	1.55%	1.71%	1.93%
Total NPAs as a % of tangible capital + ALLL (“Texas Ratio”) (4)	9.74%	13.01%	21.51%	25.11%
Loan delinquency ratio (30 days and over)	0.25%	0.19%	0.28%	0.32%
_____________________________

(1)	Classified loan totals are inclusive of non-performing loans and may also include troubled debt restructured loans, depending on the grading of these restructured loans.

(2)	Includes accruing restructured loans of $5.2 million and non-accruing restructured loans of $86,000. No other funds are available for disbursement on restructured loans.

(3)	Interest income on non-accrual loans based on year-to-date interest totals

(4)	NPAs include both nonperforming loans and OREO
The decrease in NPLs and classified loans from the same period one year ago reflects continued loan resolution activity. The Company’s special assets team continues to migrate loans through the collections process and has made rapid progress in reducing classified and non-accrual loans in the past couple years through multiple management strategies, including borrower workouts, individual asset sales to local and regional investors, and a limited number of bulk sales and auctions of like properties. The Company continues to monitor its non-accrual loans closely and revalue the collateral on a periodic basis. This re-evaluation may create the need for additional write-downs or additional loss reserves on these assets. Loan delinquencies (30 days or more past due) were down to 0.25% from 0.32% at June 30, 2011, and continue at very low levels.
The following tables summarize NPAs by type and geographic region, and provides trending information over the past year:

Nonperforming Asset Trending By Category

	6/30/2012	3/31/2012	6/30/2011
	(Dollars in thousands)
Commercial loans	$4,283	$4,040	$4,400
Commercial real estate loans	682	1,252	3,440
Commercial construction loans	—	43	45
Land and land development loans	6,364	8,262	8,547
Agriculture loans	34	123	380
Multifamily loans	—	—	—
Residential real estate loans	479	1,106	1,344
Residential construction loans	—	2	20
Consumer loans	20	24	374
Total NPAs by Categories	$11,862	$14,852	$18,550

June 30, 2012	North Idaho — Eastern Washington	Magic Valley Idaho	Greater Boise Area	E. Oregon, SW Idaho Excluding Boise	Other	Total	% of Loan Type to Total Non-Performing Assets
	(Dollars in thousands)
Commercial loans	$3,582	$345	$41	$66	$249	$4,283	36.1%
Commercial real estate loans	537	68	20	57	—	682	5.7%
Commercial construction loans	—	—	—	—	—	—	—%
Land and land development loans	6,351	—	—	—	13	6,364	53.7%
Agriculture loans	—	34	—	—	—	34	0.3%
Multifamily loans	—	—	—	—	—	—	—%
Residential real estate loans	180	—	8	196	95	479	4.0%
Residential construction loans	—	—	—	—	—	—	—%
Consumer loans	12	—	8	—	—	20	0.2%
Total	$10,662	$447	$77	$319	$357	$11,862	100.0%
Percent of total NPAs	89.9%	3.8%	0.6%	2.7%	3.0%	100.0%
Percent of NPAs to total loans in each region	3.7%	1.4%	0.1%	0.3%	1.0%	2.3%

NPAs by location December 31, 2011	North Idaho —Eastern Washington	Magic Valley Idaho	Greater Boise Area	E. Oregon, SW Idaho Excluding Boise	Other	Total	% of Loan Type to Total Non-Performing Assets
	(Dollars in thousands)
Commercial loans	$3,030	$357	$252	$27	$20	$3,686	23.0%
Commercial real estate loans	841	131	332	238	1,244	2,786	17.5%
Commercial construction loans	44	—	—	—	—	44	0.3%
Land and land development loans	8,308	76	240	14	15	8,653	54.3%
Agriculture loans	—	36	66	53	32	187	1.2%
Multifamily loans	—	—	—	—	—	—	—%
Residential real estate loans	308	—	78	75	106	567	3.6%
Residential construction loans	2	—	—	—	—	2	—%
Consumer loans	15	—	—	—	2	17	0.1%
Total	$12,548	$600	$968	$407	$1,419	$15,942	100.0%
Percent of total NPAs	78.7%	3.8%	6.1%	2.5%	8.9%	100.0%
Percent of NPAs to total loans in each region	4.3%	1.7%	1.7%	0.4%	5.0%	3.1%

Land development assets continue to represent the highest segment of non-performing assets, and primarily reflect one large $5.2 million OREO property. The totals for the other segments are relatively small and have largely declined since last year. The geographic breakout of NPAs reflects the OREO property noted above, the stronger market presence the Company holds in Northern Idaho and Eastern Washington, and aggressive reductions in non-performing assets in the greater Boise and Magic Valley markets through property sales and loan writedowns. The overall level of NPAs remains below the average of the Company’s peer group.
At June 30, 2012 and December 31, 2011 classified loans (loans with risk grades 6, 7 or 8) by loan type are as follows:

	June 30, 2012		December 31, 2011
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial loans	$9,414	26.3%	$12,259	23.0%
Commercial real estate loans	9,144	25.6	16,297	30.6
Commercial construction loans	—	—	748	1.4
Land and land development loans	4,421	12.4	8,418	15.8
Agriculture loans	2,287	6.4	2,927	5.5
Multifamily loans	6,211	17.4	6,609	12.4
Residential real estate loans	3,900	10.9	5,375	10.1
Residential construction loans	—	—	—	—
Consumer loans	387	1.0	574	1.2
Municipal loans	—	—	—	—
Total classified loans	$35,764	100.0%	$53,207	100.0%

Classified loans are loans for which management believes it may experience some problems in obtaining repayment under the contractual terms of the loan, and are inclusive of the Company’s non-accrual loans. However, categorizing a loan as classified does not necessarily mean that the Company will experience any or significant loss of expected principal or interest.
Classified loans decreased by $17.4 million, or 32.8%, from December 31, 2011, as the Company resolved a number of problem credits during the period. The commercial, commercial real estate and land development segments experienced the largest decreases, as the Company continued to focus on reducing exposure in these higher risk areas.
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
Local economies are still challenged and conditions remain volatile, as various world and national events impact local confidence and business investment. Within the local economies, there are relatively wide variations in the strength of different industry segments. Agriculture, manufacturing, technology, health-care and mining businesses are strong and improving, offset by continued weakness in the construction and government sectors. Full recovery in the region is likely to occur slowly and over a multi-year period. As such, management believes that classified loans and non-performing assets will likely remain elevated through the remainder of 2012, but at levels lower than those experienced in recent periods. In addition, as noted above, loss exposure from these loans appears to have decreased significantly, and should continue to be lower than the heavy losses experienced in 2009 and 2010. Given market volatility and future uncertainties, as with all forward-looking statements, management cannot assure nor guarantee the accuracy of these future forecasts.
Management anticipates continued reductions in the level of non-performing assets, classified loans and loss exposures. It uses a variety of analytical tools and an integrated stress testing program involving both qualitative and quantitative modeling to assess the current and projected state of its credit portfolio. The results of this program are integrated with the Company’s capital and liquidity modeling programs to manage and mitigate future risk in these areas as well.
     Other Income.
The following table details dollar amount and percentage changes of certain categories of other income for the three- and six- month periods ended June 30, 2012.

Three Months Ended	June 30, 2012	% of	Percent Change	June 30, 2011	% of
Other Income	Amount	Total	Previous Year	Amount	Total
	(Dollars in thousands)
Fees and service charges	$1,619	58%	(13)%	$1,863	69%
Loan related fee income	659	24%	21%	545	20%
Net gain (loss) on sale of securities	—	—%	—%	—	—%
Net gain (loss) on sale of other assets	18	1%	136%	(50)	(2)%
Other-than-temporary credit impairment on investment securities	(52)	(2)%	—%	—	—%
BOLI income	87	3%	(4)%	91	3%
Hedge Fair Value Adjustment	90	3%	—%	—	—
Unexercised Warrant Liability Fair Value	158	6%	—	—	—
Other income	189	7%	(33)%	284	10%
Total	$2,768	100%	1%	$2,733	100%

Six Months Ended	June 30, 2012	% of	Percent Change	June 30, 2011	% of
Other Income	Amount	Total	Previous Year	Amount	Total
	(Dollars in thousands)
Fees and service charges	$3,244	62%	(8)%	$3,534	66%
Loan related fee income	1,240	24%	11%	1,120	21%
Net gain (loss) on sale of securities	585	11%	—%	—	—%
Net gain (loss) on sale of other assets	22	—%	147%	(47)	(1)%
Other-than-temporary credit impairment on investment securities	(323)	(6)%	—%	—	—%
BOLI income	174	3%	(3)%	180	3%
Hedge Fair Value Adjustment	(294)	(5)%	—%	—	—%
Unexercised Warrant Liability Fair Value	158	3%	—	—	—
Other income	398	8%	(35)%	609	11%
Total	$5,204	100%	(4)%	$5,396	100%

Total other income was $2.8 million and $2.7 million for the six months ended June 30, 2012 and June 30, 2011, respectively. For the comparable six-month periods, total other income was $5.2 million in 2012 and $5.4 million in 2011. For the three-month comparable periods, positive fair value adjustments and improvement in loan-related fee income offset decreases in fees and service charges and secured savings contract income. The decrease in the comparable six-month periods primarily reflected decreases in service charges, credit loss impairments on investment securities and negative fair value adjustments.
Fees and service charges earned on deposit, trust and investment accounts continue to be the Company’s primary sources of other income. Fees and service charges in the first six months of 2012 decreased by $290,000 from the comparable 2011 period as a result of reductions in overdraft fee income, partially offset by increases in debit card and investment services income. Changes to the Company's pricing on deposit products were announced in June which should lead to improvements in this area in future periods. In addition, the Company continues to emphasize and expand its investment and trust services.
Loan related fee income was up from the same period last year, as a result of stronger mortgage refinance and purchase activity. Low mortgage rates, government programs and modest improvements in the housing market should continue to drive additional activity for the next couple quarters.
The Company recognized a $585,000 gain on the sale of two longer-maturity municipal securities, which helped offset additional credit impairments on the two securities that are classified as other than temporarily impaired ("OTTI"). Greater loss severities on defaulted loans underlying these securities resulted in the increased loss. The Company also recorded a net negative $294,000 fair value adjustment related to a cash flow hedge on one of the Company's trust preferred obligations. The adjustment resulted from the loss of hedge effectiveness on the instrument and will be recovered as the hedge reaches maturity in 2013. Partially offsetting this negative adjustment was a $158,000 positive fair value adjustment taken on the Company's unexercised warrant liability. This liability was created by the issuance of 1.7 million three-year warrants to investors as part of the Company's January 2012 capital raise and must be fair-valued every quarter. As such, there are likely to be fluctuating adjustments in future periods.
BOLI income was relatively flat from the prior year as yields were stable and the Company did not purchase or liquidate BOLI assets. Other non-interest income totaled $398,000 for the six-month period, compared to $609,000 for the comparable prior period. The reductions reflect continued decreases in the Company's secured card contract as this contract winds down and is expected to terminate in the fourth quarter of 2012. The termination of this contract will result in an annual reduction in revenue of about $600,000, which the Company is seeking to replace with other card or payment-based initiatives.
     Operating Expenses.
The following table details dollar amount and percentage changes of certain categories of other expense for the three and six months ended June 30, 2012 and June 30, 2011.

Three Months Ended	June 30, 2012	% of	Percent Change	June 30, 2011	% of
Other Expense	Amount	Total	Previous Year	Amount	Total
	(Dollars in thousands)
Salaries and employee benefits	$3,871	46%	(21)%	$4,887	50%
Occupancy expense	1,623	20	(5)%	1,708	18
Advertising	168	2	(22)%	214	2
Fees and service charges	629	8	—%	632	7
Printing, postage and supplies	300	4	(1)%	302	3
Legal and accounting	396	5	(11)%	447	5
FDIC assessment	308	4	(7)%	331	3
OREO operations(1)	120	1	(20)%	150	2
Other expense	807	10	(14)%	940	10
Total	$8,222	100%	(14)%	$9,611	100%

Six Months Ended	June 30, 2012	% of	Percent Change	June 30, 2011	% of
Other Expense	Amount	Total	Previous Year	Amount	Total
	(Dollars in thousands)
Salaries and employee benefits	$8,006	48%	(19)%	$9,833	51%
Occupancy expense	3,307	20	(5)%	3,496	18
Advertising	280	2	(19)%	344	2
Fees and service charges	1,250	8	(3)%	1,283	7
Printing, postage and supplies	601	4	(6)%	638	3
Legal and accounting	746	5	9%	682	3
FDIC assessment	621	3	(20)%	776	4
OREO operations(1)	224	1	(64)%	626	3
Other expense	1,485	9	(11)%	1,673	9
Total	$16,520	100%	(15)%	$19,351	100%

(1)	Amount includes chargedowns and gains and losses on sale of OREO
Operating expense for the second quarter of 2012 totaled $8.2 million, down $1.4 million, or 14.5% from the quarter ended June 30, 2011. For the six-month period, operating expenses in 2012 were $16.5 million, down $2.8 million, or 14.6% from the comparable period a year ago.
At $8.0 million, compensation and benefits expense decreased $1.8 million or 18.6% from the first six months of last year. Staffing reductions in the latter part of 2011 created most of the change, as the employee full time equivalent number decreased from 333 to 273, a decline of 18.0%. Although the Company has largely completed its staff restructuring efforts, it continues to evaluate opportunities to improve staff efficiency while positioning itself for balance sheet growth.
Occupancy expenses decreased $189,000 from the prior six-month period, reflecting lower depreciation, software and rent expense. The Company continues to review asset and software purchases carefully, re-negotiate contracts, and in in the process of completing a comprehensive core systems evaluation, which it anticipates will result in significant savings in future years.
The advertising expense decrease of $64,000 from the prior six-month period reflects reductions in the use of broad media in favor of more targeted and individualized marketing techniques. Lower collection and credit service fees produced lower fees and service charges and reductions in mailed statements and leased printing equipment have lowered printing and postage expenses. OREO expense declined significantly over the six-month period ending June 30, 2011 as the overall OREO portfolio and new OREO activity has dropped considerably. Legal and accounting fees increased over last year as a result of outsourcing some former internal functions, and higher legal fees paid in connection with a complex proxy and shareholder meeting and increased correspondence with regulators and investors.
FDIC expenses decreased $155,000 over the same six-month period last year as a result of changes in the FDIC assessment formula and lower asset balances than in the prior year.
Other expenses decreased $188,000 from 2011, reflecting the Company's ongoing efforts to reduce operational losses and training, travel, courier, armored car and meeting expenses. The Company continues to evaluate opportunities for additional expense reduction in many of the categories included in this line item, and anticipates further reductions in 2012.
Annualized operating expense as a percentage of average assets was 3.49% and 3.97% for the six-month periods ending June 30, 2012 and June 30, 2011, respectively. The Company’s efficiency ratio (noninterest expense divided by the sum of net interest income and noninterest income) was 80.1% for the six months ended June 30, 2012, compared to 83.8% for the comparable period one year ago. With economic conditions likely to remain challenging in the near future, the Company continues to develop and implement additional efficiency and cost-cutting efforts. Management anticipates that as it completes its current initiatives, the efficiency and expense ratios will continue to improve. Stabilization and improvement in economic conditions in the future should also improve efficiency, as net interest income rebounds and credit-related costs continue to subside.
     Income Tax Provision.
The Company did not record an income tax provision for either of the six month periods ended June 30, 2012 and June 30, 2011, respectively. The effective tax rates used to calculate the tax provision or benefit were 0.0%, and 0.0% for each of these periods. Intermountain maintained a net deferred tax asset of $13.2 million and $13.2 million as of June 30, 2012 and December 31, 2011, net of a valuation allowance of $8.8 million in each period.

Intermountain uses an estimate of future earnings, future reversal of taxable temporary difference, and tax planning strategies to determine whether it is more likely than not that the benefit of the deferred tax asset will be realized. At June 30, 2012, Intermountain assessed whether it was more likely than not that it would realize the benefits of its deferred tax asset. Intermountain determined that the negative evidence associated with a three-year cumulative loss for the period ended December 31, 2011, and challenging economic conditions continued to outweigh the positive evidence. Therefore, Intermountain maintained the valuation allowance of $8.8 million against its deferred tax asset that was established in 2010. The Company analyzes the deferred tax asset on a quarterly basis and may increase the allowance or release a portion or all of this allowance depending on actual results and estimates of future profitability.
In conducting its valuation allowance analysis, the Company developed an estimate of future earnings to determine both the need for a valuation allowance and the size of the allowance. In conducting this analysis, management has assumed economic conditions will continue to be very challenging in 2012, followed by gradual improvement in the ensuing years. These assumptions are in line with both national and regional economic forecasts. As such, its estimates include elevated credit losses in 2012, but at lower levels than those experienced in 2009 through 2011, followed by improvement in ensuing years as the Company’s loan portfolio continues to turn over. It also assumes: (1) a compressed net interest margin in 2012 and 2013, with gradual improvement in future years, as the Company is able to convert some of its cash position to higher yielding instruments; and (2) reductions in operating expenses as credit costs abate and its other cost reduction strategies continue.
The completion of the $47.3 million capital raise in January 2012 triggered Internal Revenue Code Section 382 limitations on the amount of tax benefit from net operating loss carryforwards that the Company can utilize annually, because of the level of investment by several of the larger investors. This could impact the amount and timing of the release of the valuation allowance, largely depending on the level of market interest rates and the fair value of the Company’s balance sheet at the time the offering was completed. The evaluation of this impact is still being completed and will likely not be known until the end of 2012.

Financial Position
Assets. At June 30, 2012, Intermountain’s assets were $963.1 million, up $28.9 million from $934.2 million at December 31, 2011. The increase in assets was funded by the Company's two capital raises, totaling $50 million, which offset reductions in the Company's repurchase obligations. The funds received, along with some of the Company's cash balances, were used to purchase additional investments and grow the loan portfolio.
Investments. Intermountain’s investment portfolio at June, 2012 was $300.1 million, an increase of $64.9 million, or 27.6% from the December 31, 2011 balance of $235.2 million. The increase was primarily due to the purchase of $100.8 million in available-for-sale securities in the first quarter as the Company deployed funds from the capital raise and from lower yielding cash equivalents into higher yielding investments. Management remains cautious about the volatile investment environment and continues to maintain short portfolio duration with strong regular incoming cash flows. As of June 30, 2012, the balance of the unrealized gain on investment securities, net of federal income taxes, was $2.3 million, compared to an unrealized gain at December 31, 2011 of $2.7 million. The decrease reflected the sale of several securities and the conversion of unrealized gain into recognized income.
The Company currently holds two residential MBS, with an unpaid principal balance totaling $9.1 million that are determined to have other than temporary impairments (“OTTI”), as detailed in the table below (dollars in thousands):

	Principal	Fair	Unrealized	Cumulative OTTI Credit Loss Recorded in	Cumulative OTTI Impairment Loss Recorded in
	Balance	Value	(Loss) Gain	Income	OCI
Security 1	$1,967	$1,646	$447	$(983)	$(768)
Security 2	5,590	4,677	14	(839)	(927)
Total	$7,557	$6,323	$461	$(1,822)	$(1,695)

As indicated in the table above, impairment for these two securities totals $3.5 million, of which $1.8 million has been recorded as credit loss impairment in income and the remainder in other comprehensive income. The Company recorded additional credit loss impairment for Security 1 in the first six months of 2012 of $37,000 and additional impairment for Security 2 of $286,000. At this time, the Company anticipates holding the two securities until their value is recovered or until maturity, and will continue to adjust its net income (loss) and other comprehensive income (loss) to reflect potential future credit loss impairments and the security’s market value. The Company calculated the credit loss charges against earnings each quarter by subtracting the estimated present value of future cash flows on the securities from their amortized cost less the total of previous credit loss impairment at the end of each period.
Loans Receivable. At June 30, 2012 net loans receivable totaled $510.7 million, up $8.4 million or 1.7% from $502.3 million at December 31, 2011. The increase reflected growth in commercial, agricultural and commercial real estate loans, which offset continued reductions in construction and land development loans.
The following table sets forth the composition of Intermountain’s loan portfolio at the dates indicated. Loan balances exclude deferred loan origination costs and fees and allowances for loan losses.

	June 30, 2012		December 31, 2011
	Amount	%	Amount	%
	(Dollars in thousands)
Commercial loans	$115,481	22.2	$110,395	21.4
Commercial real estate loans	182,045	35.0	167,586	32.6
Commercial construction loans	3,496	0.7	6,335	1.2
Land and land development loans	32,271	6.2	38,499	7.5
Agriculture loans	91,983	17.7	81,316	15.8
Multifamily loans	18,325	3.5	26,038	5.1
Residential real estate loans	58,580	11.3	58,861	11.4
Residential construction loans	160	—	2,742	0.5
Consumer loans	10,120	1.9	11,847	2.3
Municipal loans	8,138	1.5	11,063	2.2
Total loans	520,599	100.0	514,682	100.0
Allowance for loan losses	(10,233)		(12,690)
Deferred loan fees, net of direct origination costs	318		260
Loans receivable, net	$510,684		$502,252
Weighted average interest rate	5.50%		5.69%

The increase in commercial and commercial real estate volumes reflects both the expansion of existing customer relationships and the development of new business. Development of new customers and seasonal borrowing by farmers and ranchers through the growing season is driving the increase in agricultural loans. Land and land development loans continue to post the largest decreases, reflecting ongoing liquidation activity. The decrease in multifamily loans and part of the increase in commercial real estate loans was attributable to the reclassification of one large loan between the two segments. Municipal loans were impacted by the conversion of one construction loan into a bond, and the modest reductions in the consumer and residential segments reflect refinance activity and the generally muted consumer borrowing demand in the Company's market areas.

The commercial portfolio is diversified by industry with a variety of small business customers that have held up relatively well during this economic downturn. As slow economic conditions continue, however, the Company continues to experience a some stress in this portfolio. Most of the commercial credits are smaller, however, and Intermountain carries a higher proportion of SBA and USDA guaranteed loans than many of its peers, reducing the overall risk in this portfolio. Commercial customers continue to watch economic conditions very closely, but have recently shown more optimism and stronger borrowing demand. Quality commercial borrowers are highly sought after, resulting in keen competition and competitive pricing for these customers.

The commercial real estate portfolio is also well-diversified and consists of a mix of owner and non-owner occupied properties, with relatively few true non-owner-occupied investment properties. The Company has lower concentrations in this segment than most of its peers, and has underwritten these properties cautiously. In particular, it has limited exposure to speculative investment office buildings and retail strip malls, two of the higher risk segments in this category. While tough economic conditions continue to heighten the risk in this portfolio, it continues to perform well with relatively low delinquency and loss rates. The Company believes it has some opportunity to increase prudent lending in this area and did fund some new activity during the first six months, but again competition is keen for these borrowers.
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

Geographic Distribution
As of June 30, 2012, the Company’s loan portfolio by loan type and geographical market area was:

	North Idaho — Eastern	Magic Valley	Greater Boise	E. Oregon, SW Idaho, excluding			% of Loan type to total
Loan Portfolio by Location	Washington	Idaho	Area	Boise	Other	Total	loans
	(Dollars in thousands)
Commercial loans	$82,019	$5,510	$7,986	$15,775	$4,191	$115,481	22.2%
Commercial real estate loans	117,920	9,679	12,928	18,783	22,735	182,045	35.0%
Commercial construction loans	228	2,984	—	—	284	3,496	0.7%
Land and land development loans	22,778	1,974	4,967	1,467	1,085	32,271	6.2%
Agriculture loans	2,054	4,920	17,152	64,480	3,377	91,983	17.7%
Multifamily loans	11,238	152	6,904	31	—	18,325	3.5%
Residential real estate loans	39,543	3,782	3,509	7,725	4,021	58,580	11.3%
Residential construction loans	114	—	—	46	—	160	—%
Consumer loans	5,801	1,106	673	2,239	301	10,120	1.9%
Municipal loans	6,703	1,435	—	—	—	8,138	1.5%
Total	$288,398	$31,542	$54,119	$110,546	$35,994	$520,599	100.0%
Percent of total loans in geographic area	55.4%	6.1%	10.4%	21.2%	6.9%	100.0%
Percent of total loans where real estate is the primary collateral	67.0%	65.0%	55.0%	43.9%	79.1%	61.6%

As of December 31, 2011, the Company’s loan portfolio by loan type and geographical market area was:

	North Idaho — Eastern	Magic Valley	Greater Boise	E. Oregon, SW Idaho, excluding			% of Loan type to total
Loan Portfolio by Location	Washington	Idaho	Area	Boise	Other	Total	loans
	(Dollars in thousands)
Commercial loans	$75,677	$6,785	$7,686	$18,498	$1,749	$110,395	21.4%
Commercial real estate loans	114,211	11,763	14,242	15,692	11,678	167,586	32.6%
Commercial construction loans	2,964	3,137	74	—	160	6,335	1.2%
Land and land development loans	28,844	2,229	5,095	1,202	1,129	38,499	7.5%
Agriculture loans	1,168	4,097	17,237	57,154	1,660	81,316	15.8%
Multifamily loans	10,378	—	7,299	—	8,361	26,038	5.1%
Residential real estate loans	39,610	5,031	3,273	7,723	3,224	58,861	11.4%
Residential construction loans	2,742	—	—	—	—	2,742	0.5%
Consumer loans	6,745	1,176	1,082	2,605	239	11,847	2.3%
Municipal loans	9,592	1,471	—	—	—	11,063	2.2%
Total	$291,931	$35,689	$55,988	$102,874	$28,200	$514,682	100.0%
Percent of total loans in geographic area	56.7%	6.9%	10.9%	20.0%	5.5%	100.0%
Percent of total loans where real estate is the primary collateral	68.2%	67.2%	57.2%	36.4%	87.9%	61.7%

As illustrated, 55% of the Company’s loans are in north Idaho and eastern Washington, with the next highest percentage in the rural markets of southwest Idaho outside of Boise. Economic trends and real estate valuations are showing modest improvement in all the Company's markets now, after a four-year decline. The southwest Idaho and Magic Valley markets are largely agricultural areas which have not seen levels of price appreciation or depreciation as steep as other areas over the last few years. The “Other” category noted above largely represents loans made to local borrowers where the collateral is located outside the Company’s communities. The mix in this category is relatively diverse, with the highest proportions in Oregon, Washington, California, Nevada and Arizona, but no single state comprising more than 2.7% of the total loan portfolio.
Participation loans where Intermountain purchased part of the loan and was not the lead bank totaled $7.9 million at June 30, 2012. $6.2 million of the total is a condominium project in Boise that is currently classified, but is being managed very closely, and for which no loss is expected. The remaining loans are all within the Company’s footprint and management believes they do not present significant risk at this time.
The following table sets forth the composition of Intermountain’s loan originations for the periods indicated.

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
	(Dollars in thousands)
Commercial loans	$20,568	$13,308	54.6	$29,103	$38,281	(24.0)
Commercial real estate loans	13,601	7,840	73.5	14,382	9,606	49.7
Commercial construction loans	400	2,459	—	854	2,459	(65.3)
Land and land development loans	2,060	469	339.2	2,526	1,113	127.0
Agriculture loans	18,817	17,587	7.0	31,474	35,995	(12.6)
Multifamily loans	1,191	—	—	1,191	—	—
Residential real estate loans	24,434	11,289	116.4	45,081	29,856	51.0
Residential construction loans	473	1,208	(60.8)	789	1,908	(58.6)
Consumer	694	1,150	(39.7)	1,223	2,097	(41.7)
Municipal	2,823	202	1,297.5	3,120	16,972	(81.6)
Total loans originated (1)	$85,061	$55,512	53.2	$129,743	$138,287	(6.2)

Renewed Loans (1)	$46,762			$105,673
(1) 2011 totals include all new loans plus renewed loans that were assigned a new loan number. 2012 totals were segmented to reflect new loans separately. 2012 renewed loans include all renewed loans.

Overall, 2012 origination activity continues to reflect the muted borrowing demand from virtually all sectors in the current environment, as commercial borrowers remain cautious about pursuing new real estate purchase, expansion or construction activities, and as agricultural customers experience strong cash flows. However, economic conditions and borrowing demand did pickup moderately in the second quarter, with modestly stronger commercial, commercial real estate and agricultural activity. The pickup in residential activity primarily reflects refinance activity created by record low interest rates and government refinance programs. Origination activity is likely to continue improving from earlier totals, but will still be under pressure from slow economic and employment growth and aggressive industry competition for strong borrowers. Those banks that have low-cost funding structures and strong relationship networks will perform relatively better in this environment.
Office Properties and Equipment. Office properties and equipment decreased 3.1% to $36.5 million at June 30, 2012 from year end as a result of depreciation as the Company continues to limit new purchase activity.
Other Real Estate Owned. Other real estate owned decreased by $1.4 million, or 20.8% from year end. The Company sold 13 properties totaling $2.0 million in the first six months of 2012, had net valuation adjustments of $30,000 and added 7 properties totaling $694,000. A total of 7 properties remained in the OREO portfolio at June 30, consisting of $5.1 million in land development properties and $158,000 in residential real estate.
Overall, the Company’s current OREO portfolio is lower than most of its peer group and management anticipates reductions in the total in the future. The following table details OREO activity during the first six months of 2012 and 2011.

Other Real Estate Owned Activity

	2012	2011
	(Dollars in thousands)
Balance, beginning of period, January 1	$6,650	$4,429
Additions to OREO	694	8,115
Proceeds from sale of OREO	(2,047)	(4,400)
Valuation Adjustments in the period(1)	(30)	(326)
Balance, end of period, June 30	$5,267	$7,818
_____________________________

(1)	Amount includes chargedowns and gains/losses on sale of OREO
Intangible Assets. Intangible assets now consist only of a small core deposit intangible derived from prior acquisitions that is amortizing down as time progresses.
Deferred Tax Asset. At June 30, 2012, the Company’s deferred tax asset, net of the valuation allowance noted above remained at $13.2 million, stable from year end. At June 30, 2012, Intermountain assessed whether it was more-likely-than-not that it would realize the benefits of its deferred tax asset. Intermountain determined that the negative evidence associated with a three-year cumulative loss for the period ending December 31, 2011, and the continued uncertain economic conditions outweighed the positive evidence. Therefore, Intermountain maintained a valuation allowance of $8.8 million against its deferred tax asset. See the Income Tax Provision section above for more information.
BOLI and Other Assets. Bank-owned life insurance (“BOLI”) and other assets decreased to $19.6 million at June, 2012 from $21.5 million at year end, 2011. The decrease reflected lower prepaid expenses and other miscellaneous assets.
Deposits. Total deposits decreased $3.4 million to $726.0 million at June 30, 2012 from $729.4 million at December 31, 2011. Increases in non-interest bearing demand and money market balances largely offset continued planned reductions in the CD portfolio, including a $10.3 million decrease in brokered CDs. The Company continues to focus on managing relationship customers closely, lowering its cost of funds, and moving CD customers seeking higher yields into our investment products. Overall, transaction account deposits comprised 70.7% of total deposits at June 30, 2012, up from 68.4% at the prior year end.
The following table sets forth the composition of Intermountain’s deposits at the dates indicated.

	June 30, 2012		December 31, 2011
	Amount	% of total deposits	Amount	% of total deposits
	(Dollars in thousands)
Non-interest bearing demand accounts	$193,278	26.6%	$190,074	26.1%
NOW and money market 0.0% to 4.07%	320,103	44.1%	308,713	42.3%
Savings and IRA 0.0% to 4.91%	73,803	10.2%	73,493	10.1%
Certificate of deposit accounts (CDs)	50,185	6.9%	59,199	8.1%
Jumbo CDs	60,524	8.3%	56,177	7.7%
Brokered CDs	26,667	3.7%	37,000	5.1%
CDARS CDs to local customers	1,449	0.2%	4,717	0.6%
Total deposits	$726,009	100.0%	$729,373	100.0%
Weighted average interest rate on certificates of deposit		1.34%		1.23%
Core Deposits as a percentage of total deposits (1)		87.7%		86.2%
Deposits generated from the Company’s market area as a % of total deposits		96.3%		94.9%
_____________________________

(1)	Core deposits consist of non-interest bearing checking, money market checking, savings accounts, and certificate of deposit accounts of less than $100,000 (excluding public deposits).
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
Deposits by location are as follows (dollars in thousands):

	June 30, 2012	% of total deposits	December 31, 2011	% of total deposits	June 30, 2011	% of total deposits
Deposits by Location
North Idaho — Eastern Washington	$337,540	46.5%	$351,643	48.2%	$360,124	48.9%
Magic Valley Idaho	68,184	21.3%	65,629	9.0%	65,545	8.9%
Greater Boise Area	62,770	8.6%	70,094	9.6%	63,838	8.7%
Southwest Idaho — Oregon, excluding Boise	154,551	9.4%	154,446	21.2%	156,618	21.3%
Administration, Secured Savings	102,964	14.2%	87,561	12.0%	89,904	12.2%
Total	$726,009	100.0%	$729,373	100.0%	$736,029	100.0%

The Company attempts to, and has been successful in balancing loan and deposit balances in each of the market areas it serves.

Northern Idaho and eastern Washington deposits currently exceed those in the Company’s southern Idaho and eastern Oregon markets, reflecting the longer presence it has had in these markets. The Company’s deposit market share has grown significantly over the past ten years, and it now ranks third in overall market share in its core markets. Intermountain continues to be the deposit market share leader in five of the eleven counties in which it operates. The Company anticipates the termination of the secured card contract it has maintained since 2003 in the latter part of 2012, which will reduce savings balances by approximately $13 million. The Company has long anticipated this termination and can absorb the decrease by reducing its current cash position.
     Borrowings. Deposit accounts are Intermountain’s primary source of funds. Intermountain also relies upon advances from the Federal Home Loan Bank of Seattle, repurchase agreements and other borrowings to supplement its funding, reduce its overall cost of funds, and to meet deposit withdrawal requirements. These borrowings totaled $94.5 million and $130.6 million at June 30, 2012 and December 31, 2011, respectively. The decrease from year end reflects fluctuations in municipal repurchase activity.

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
Additionally, the extent to which borrowers prepay loans is affected by prevailing interest rates. When interest rates increase, borrowers are less likely to prepay loans. When interest rates decrease, borrowers are generally more likely to prepay loans. Prepayment speeds accelerated in 2009, most of 2010 and over the last few quarters, as borrowers refinanced into lower rates, paid down debt to improve their financial position, or liquidated assets as part of problem loan work-out strategies. Prepayments may affect the levels of loans retained in an institution’s portfolio, as well as its net interest income. Prepayments on loans and mortgage-backed securities are likely to continue at a higher pace in the next couple quarters as a result of continuing low interest rates and government-sponsored refinance programs, but will likely stabilize or slow thereafter, particularly when the economy improves and rates begin rising.
On the liability side, Intermountain seeks to manage its interest rate risk exposure by maintaining a relatively high percentage of non-interest bearing demand deposits, interest-bearing demand deposits, savings and money market accounts. These instruments tend to lag changes in market rates and may afford the Bank more protection in increasing interest rate environments than other short-term borrowings, but can also be changed relatively quickly in a declining rate environment. The Bank utilizes various deposit pricing strategies and other borrowing sources to manage its rate risk. As noted above, the duration of the Company’s liabilities has generally shortened over the past two years, as customers have preferred shorter-term deposit products and the Company has not replaced longer-term brokered and wholesale funding instruments as they have come due.
Intermountain maintains an asset and liability management program intended to manage net interest income through interest rate cycles and to protect its income by controlling its exposure to changing interest rates. As part of this program, Intermountain uses a simulation model designed to measure the sensitivity of net interest income and net income to changes in interest rates. This simulation model is designed to enable Intermountain to generate a forecast of net interest income and net income given various interest rate forecasts and alternative strategies. The model is also designed to measure the anticipated impact that prepayment risk, basis risk, customer maturity preferences, volumes of new business and changes in the relationship between long-term and short-term interest rates have on the performance of Intermountain. The results of modeling indicate that the estimated impact of changing rates on net interest income in a 100 and 300 basis point upward adjustment are within the guidelines established by management. The estimated impact of changing rates on net interest income in a 100 basis point downward adjustment in market interest rates is just outside of the Company's guidelines over a 12-month and 24-month forward looking period. The impacts of changing rates on the Company's modeled economic value of equity are also within the Company's guidelines and reflect a minimum risk profile. The current scenario analysis for net income has been impacted by the relatively low current and prior year operating results of the Company, which increases the impact of both upward and downward adjustments on the percentage increase and decrease. Given this, management has tended to place more reliance on the net interest income and economic value of equity modeling.
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
Deposits decreased modestly to $726.0 million at June 30, 2012 from $729.3 million at December 31, 2011, as increases in non-interest bearing demand and money market balances were offset by decreases in brokered and other CDs. Repurchase agreements decreased by $19.6 million, reflecting seasonal fluctuations in municipal repurchase activity. These reductions, combined with increases in the Company's loan and investment portfolio as the Company deployed the capital it raised, resulted in a decrease of $48.3 million in the Company’s unrestricted cash position at June 30, 2012 from year end, 2011.
During the six months ended June 30, 2012, cash used by investing activities consisted primarily of the purchase of available-for-sale investment securities and increases in net loans receivable. During the same period, cash provided by financing activities consisted primarily of increases in common stock and increases in checking and money market deposits, partially offset by decreases in CDs and repurchase agreements.
Securities sold subject to repurchase agreements totaled $65.5 million at June 30, 2012. These borrowings are required to be collateralized by investments with a market value exceeding the face value of the borrowings. Under certain circumstances, Intermountain could be required to pledge additional securities or reduce the borrowings.
Intermountain’s credit line with FHLB Seattle provides for borrowings up to a percentage of its total assets subject to general collateralization requirements. At June, 2012, the Company’s FHLB Seattle credit line represented a total borrowing capacity of approximately $109.9 million, of which $31.1 million was being utilized. Additional collateralized funding availability at the Federal Reserve totaled $21.0 million. Both of these collateral secured lines could be expanded more with the placement of additional collateral. Overnight-unsecured borrowing lines have been established at US Bank and Pacific Coast Bankers Bank (“PCBB”). At June 30, 2012, the Company had approximately $35.0 million of overnight funding available from its unsecured correspondent banking sources.
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
Liquidity for the parent Company depends substantially on dividends from the Bank. As discussed more fully in “Risk Factors”, the Bank is currently prohibited from paying dividends to the parent Company without prior regulatory approval. The other primary sources of liquidity for the Parent Company are capital or borrowings. In the first six months of 2012, the Company successfully raised $50.3 million in additional funds, net of transaction costs. The Company immediately transferred $30 million of the funds to the subsidiary Bank, resulting in increased liquidity for both the Bank and the parent company. Management projects that available resources will be sufficient to meet the parent Company’s projected funding needs for quite some time.

Capital Resources

Intermountain’s total stockholders’ equity was $111.7 million at June 30, 2012, compared with $61.6 million at December 31, 2011, reflecting the addition of $50.3 million in capital from the Company's successful offerings in January and May, 2012. Stockholders’ equity and tangible stockholders' equity was 11.6% of total assets at June 30, 2012 and 6.6% at December 31, 2011, respectively. Tangible common equity as a percentage of tangible assets was 8.9% at June 30, 2012 and 3.8% for December 31, 2011.

At June 30, 2012 Intermountain had unrealized gains of $2.3 million (including cumulative OTTI recognized through other comprehensive income), net of related income taxes, on investments classified as available-for-sale and $0 in unrealized losses on cash flow hedges, net of related income taxes, as compared to unrealized gains of $2.7 million, net of related income taxes, on investments classified as available-for-sale and $330,000 unrealized losses on cash flow hedges at December 31, 2011. The decrease in the unrealized gain on investments reflected the sale of several securities and the conversion of unrealized gain into recognized income. The unrealized loss on cash flow hedges converted to a reported loss during the first quarter of 2012 as the Company recorded a negative fair value adjustment. The adjustment resulted from the loss of hedge effectiveness on the instrument and will be recovered as the interest rate swap reaches maturity in 2013.

On January 23, 2012, the Company announced that it had successfully closed a $47.3 million private capital raise through the issuance and sale of shares of common stock at $1.00 per share and a newly-created mandatorily convertible series of preferred stock which automatically converted into shares of a new series of non-voting common stock at a conversion price of $1.00 in May when the Company's shareholders approved such non-voting common stock. The Company also issued for no additional consideration, warrants to purchase 1.7 million of non-voting common stock at $1.00 per share.
In May 2012, the Company successfully completed an $8.7 million Common Stock rights offering, including the purchase of unsubscribed shares by investors in the Company's January private placement. As a result of the raise, the Company issued 5.3 million shares of Voting Common stock and 3.4 million shares of Non-Voting Common Stock.

The Company expects to use the $50.3 million net proceeds after expenses from both offerings to strengthen its balance sheet, reinvest in its communities and for other general corporate purposes, including, subject to regulatory approval, using all or a portion of such proceeds to redeem its Series A Preferred Stock held by the U.S. Treasury as part of the TARP Capital Purchase Program.

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

Intermountain and the Bank are required by applicable regulations to maintain certain minimum capital levels and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier I capital to average assets. Intermountain and the Bank plan to maintain their capital resources and regulatory capital ratios through the retention of earnings and the management of the level and mix of assets. At June 30, 2012, Intermountain exceeded the minimum published regulatory capital requirements to be considered “well-capitalized” pursuant to Federal Financial Institutions Examination Council “FFIEC” regulations.

					Well-Capitalized
	Actual		Capital Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets):
The Company	$122,057	20.14%	$48,494	8%	$60,617	10%
Panhandle State Bank	111,684	18.43%	48,478	8%	60,598	10%
Tier I capital (to risk-weighted assets):
The Company	114,447	18.88%	24,247	4%	36,370	6%
Panhandle State Bank	104,153	17.19%	24,239	4%	36,359	6%
Tier I capital (to average assets):
The Company	114,447	12.13%	37,746	4%	47,183	5%
Panhandle State Bank	104,153	11.17%	37,309	4%	46,636	5%

Reflecting the Company’s ongoing strategy to prudently manage through the current economic cycle, in December 2009 the Company decided to defer regularly scheduled interest payments on its outstanding Junior Subordinated Debentures related to its Trust Preferred Securities (“TRUPS Debentures”), and regular quarterly cash dividend payments on its preferred stock held by the U.S. Treasury. The Company is permitted to defer payments of interest on the TRUPS Debentures for up to 20 consecutive quarterly periods without default. During the deferral period, the Company may not pay any dividends or distributions on, or redeem, purchase or acquire, or make a liquidation payment with respect to the Company’s capital stock, or make any payment of principal or interest on, or repay, repurchase or redeem any debt securities of the Company that rank equally or junior to the TRUPS Debentures. Under the terms of the preferred stock, if the Company does not pay dividends for six quarterly dividend periods (whether or not consecutive), Treasury would be entitled to appoint two members to the Company’s board of directors. The tenth payment deferral occurred in April, 2012, allowing Treasury the contractual right to appoint the two directors. Deferred payments compound for both the TRUPS Debentures and preferred stock. Although these expenses will be accrued on the consolidated income statements for the Company, deferring these interest and dividend payments preserves approximately $477,000 per quarter in cash for the Company.

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
Tabular Disclosure of Contractual Obligations
The following table represents the Company’s on-and-off balance sheet aggregate contractual obligations to make future payments as of June 30, 2012.

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Long-term debt (1)	$32,987	$701	$5,303	$1,153	$25,830
Short-term debt	90,630	90,630	—	—	—
Capital lease obligations	—	—	—	—	—
Operating lease obligations (2)	13,232	995	1,684	1,717	8,836
Direct financing obligations (3)	32,091	1,635	3,352	3,434	23,670
Total	$168,940	$93,961	$10,339	$6,304	$58,336

(1)	Includes interest payments related to long-term debt agreements.

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

Forward-Looking Statements
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions that are not historical facts, such as the statements in this report regarding expected or projected asset quality and losses, expenses, and the parent Company's liquidity, and other statements identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “will likely," “should,” “projects,” “seeks,” “estimates” or words of similar meaning. These forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. In addition to the factors set forth in the sections titled “Risk Factors,” “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as applicable, in this report and our Annual Report on Form 10-K for the year ended December 31, 2011, the following factors, among others, could cause actual results to differ materially from the anticipated results:

•	deterioration in economic conditions that could result in increased loan and lease losses;

•	risks associated with concentrations in real estate-related loans;

•	declines in real estate values supporting loan collateral;

•	our ability to comply with informal regulatory actions issued to us;

•	the effects of any further adverse regulatory action;

•	our ability to raise capital or incur debt on reasonable terms;

•	regulatory limits on our subsidiary bank’s ability to pay dividends to the Company;

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

•	inflation and interest rate levels, and market and monetary fluctuations;

•	the risks associated with lending and potential adverse changes in credit quality;

•	changes in market interest rates and spreads, which could adversely affect our net interest income and profitability;

•	increased loan delinquency rates;

•	trade, monetary and fiscal policies and laws, including interest rate and income tax policies of the federal government;

•	the timely development and acceptance of our new products and services;

•	the willingness of customers to substitute competitors’ products and services for our products and services;

•	technological and management changes;

•	our ability to recruit and retain key management and staff;

•	changes in estimates and assumptions used in financial accounting;

•	our critical accounting policies and the implementation of such policies;

•	growth and acquisition strategies;

•	lower-than-expected revenue or cost savings or other issues in connection with mergers and acquisitions;

•	changes in consumer spending, saving and borrowing habits;

•	the strength of the United States economy in general and the strength of the local economies in which Intermountain conducts its operations;

•	our ability to attract new deposits and loans and leases;

•	competitive market pricing factors;

•	stability of funding sources and continued availability of borrowings;

•	our success in gaining regulatory approvals, when required;

•	results of regulatory examinations that could restrict growth; and

•	our success at managing the risks involved in the foregoing.
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
(b) Changes in Internal Control over Financial Reporting: In the three months ended June 30, 2012, there were no changes in Intermountain’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, Intermountain’s internal control over financial reporting.
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
The national economy and the financial services sector in particular, are still facing significant challenges. Substantially all of our loans are to businesses and individuals in northern, southwestern and south central Idaho, eastern Washington and southwestern Oregon, markets facing many of the same challenges as the national economy, including elevated unemployment and declines in commercial and residential real estate. Although some economic indicators are moderately improved both nationally and in the markets we serve, unemployment remains high and there remains substantial uncertainty regarding when and how strongly a sustained economic recovery will occur. A further deterioration in economic conditions in the nation as a whole or in the markets we serve could result in the following consequences, any of which could have an adverse impact, which may be material, on our business, financial condition, results of operations and prospects, and could also cause the market price of our stock to decline:

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
As a result of the transactions contemplated by the securities purchase agreements with certain investors ("Purchase Agreements"), Castle Creek Capital Partners IV, L.P. (“Castle Creek”) and affiliates of Stadium Capital Management LLC (“Stadium”) became substantial holders of our Common Stock.
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
Additional provisions for credit loss may be necessary to supplement the allowance for loan and lease losses in the future, which could affect our financial condition.
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
The current economic downturn and sluggish recovery is significantly affecting our market areas. At June 30, 2012, 61.6% of our loans were secured with real estate as the primary collateral. Further deterioration or a slow recovery in the local economies we serve could have a material adverse effect on our business, financial condition and results of operations due to a weakening of our borrowers' ability to repay these loans and a decline in the value of the collateral securing them. In light of the continuing effects of the economic downturn of the past four years, real estate values have been adversely affected. As we have experienced, significant declines in real estate collateral can occur quite suddenly as new appraisals are performed in the normal course of monitoring the credit quality of the loan. Significant declines in the value of real estate collateral due to new appraisals can occur due to declines in the real estate market, changes in methodology applied by the appraiser, and/or using a different appraiser than was used for the prior appraisal. Our ability to recover on these loans by selling or disposing of the underlying real estate collateral is adversely impacted by declining real estate values, which increases the likelihood we will suffer losses on defaulted loans secured by real estate beyond the amounts provided for in the allowance for loan losses. This, in turn, could require material increases in our allowance for loan losses and adversely affect our financial condition and results of operations, perhaps materially.
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
In this regard, we have suspended payments on our trust preferred securities and Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”). As of July, 2012, we have not paid dividends on the Series A Preferred Stock for a total of twelve quarterly dividend periods, which gives the U.S. Treasury the right to appoint two directors to our board of directors until all accrued but unpaid dividends have been paid. At present, the U.S Treasury has not exercised this right. If we do not make payments on our trust preferred securities for over 20 consecutive quarters, we could be in default under those securities.
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
Our available-for-sale securities portfolio has grown to $285.1 million at June 30, 2012 or 29.6% of our assets from $219 million at December 31, 2011 or 23.4% of our assets. This increase is principally because of the investment of the proceeds of our recent stock offering. Our securities portfolio contains whole loan private mortgage-backed securities and currently includes securities with unrecognized losses. The national downturn in real estate markets and elevated mortgage delinquency and foreclosure rates have increased credit losses in the portfolio of loans underlying these securities and resulted in substantial discounts in their market values. Any further deterioration in the loans underlying these securities and resulting market discounts could lead to other-than-temporary impairment in the value of these investments. We evaluate the securities portfolio for any other-than-temporary impairment each reporting period, as required by generally accepted accounting principles, and as of June 30, 2012, two securities had been determined to be other than temporarily impaired (“OTTI”), with the cumulative impairment totaling $3.5 million. Of this $3.5 million, $1.8 million has been recognized as a credit loss through the Company's income statement since the determination of OTTI. The remaining $1.7 million has been recognized in other comprehensive income. Future evaluations of our securities portfolio may require us to recognize additional impairment charges with respect to these and other holdings. For example, it is possible that government-sponsored programs to allow mortgages to be refinanced to lower rates could materially adversely impact the yield on our portfolio of mortgage-backed securities, since a significant portion of our investment portfolio is composed of such securities.
In addition, as a condition to membership in the Federal Home Loan Bank of Seattle (“FHLB”), we are required to purchase and hold a certain amount of FHLB stock. Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB. At June 30, 2012, we had stock in the FHLB of Seattle totaling $2.3 million. The FHLB stock held by us is carried at cost and is subject to recoverability testing under applicable accounting standards. The FHLB has discontinued the repurchase of its stock and discontinued the distribution of dividends. As of June 30, 2012, we did not recognize an impairment charge related to our FHLB stock holdings. However, future negative changes to the financial condition of the FHLB may require us to recognize an impairment charge with respect to FHLB stock.
Recent levels of market volatility were unprecedented and we cannot predict whether they will return.
The capital and credit markets have been experiencing volatility and disruption from time-to-time for over the last several years, at times reaching unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain companies without regard to those companies' underlying financial strength. If similar levels of market disruption and volatility return, we may experience various adverse effects, which may be material, on our ability to access capital and on our business, financial condition and results of operations.
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
The third installment of the Basel Accords (the “Basel III”) for U.S. financial institutions is expected to be phased in between 2013 and 2019.  Basel III sets forth more robust global regulatory standards on capital adequacy, qualifying capital instruments, leverage ratios, market liquidity risk, and stress testing, which may be stricter than standards currently in place.  The implementation of these new standards could have an adverse impact on our financial position and future earnings due to, among other things, the increased minimum Tier 1 capital ratio requirements that will be implemented.

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
The banking and financial services businesses in our market area are highly competitive and increased competition may adversely impact the level of our loans and deposits. Ultimately, we may not be able to compete successfully against current and future competitors. These competitors include national banks, foreign banks, regional banks, and other community banks. We also face competition from many other types of financial institutions, including finance companies, brokerage firms, insurance companies, credit unions, and other financial intermediaries. In particular, our competitors include both major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous locations and mount extensive promotional and advertising campaigns, and credit unions, whose tax-advantaged status allow them to compete aggressively. Areas of competition include interest rates for loans and deposits, efforts to obtain loan and deposit customers, and a range in quality of products and services provided, including new technology-driven products and services. If we are unable to attract and retain banking customers, we may be unable to maintain or grow our loans or deposits.
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

Section 382 of the Internal Revenue Code (“IRC”) may limit the benefit of these built-in losses that exist at the time of an “ownership change.” A Section 382 “ownership change” occurs if a shareholder or a group of shareholders, who are deemed to own at least 5% of our common stock, increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. If an “ownership change” occurs, Section 382 imposes an annual limit on the amount of recognized built-in losses we can use to reduce our taxable income equal to the product of the total value of our outstanding equity immediately prior to the “ownership change” and the federal long-term tax-exempt interest rate in effect for the month of the “ownership change.” A number of special rules apply to calculating this limit. The limitations contained in Section 382 apply for a five-year period beginning on the date of the “ownership change” and any recognized built-in losses that are limited by Section 382 may be carried forward and reduce our future taxable income for up to 20 years, after which they expire. The completion of our $47.3 million capital raise constituted an “ownership change”, which may cause the annual limit of Section 382 to defer our ability to use some, or all, of the built-in losses to offset taxable income. We are still calculating the potential impacts of the “ownership change”.
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
We have not paid cash dividends historically, nor do we expect to pay cash dividends in the foreseeable future. Cash dividends will depend on sufficient earnings to support them. We are subject to certain restrictions on the amount of dividends we may pay and we may not pay cash dividends on our Common Stock without prior written regulatory approval. In addition, we are currently restricted from paying dividends on our Common Stock due to the deferral of interest and dividend payments on our junior subordinated debentures and the Series A Preferred Stock issued to the U.S. Treasury

Our profitability measures could be adversely affected if we are unable to effectively deploy the capital raised in our recent capital raise.
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
Holders of the Series A Preferred Stock (the “Preferred Stock”) have certain voting rights that may adversely affect our common shareholders, and the holders of the Preferred Stock may have interests different from our common shareholders.
In the event that we do not pay dividends on the Series A Preferred Stock for a total of at least six quarterly dividend periods (whether or not consecutive), as is currently the case, the authorized number of directors of the Corporation shall automatically be increased by two and the U.S. Treasury will have the right to appoint two directors to fill such positions on our board of directors until all accrued but unpaid dividends have been paid. At present, the U.S Treasury has not exercised this right. As noted above, we intend to pay the deferred dividends as quickly as it is prudent to do so upon receipt of regulatory approval and resume regular dividend payments. Otherwise, except as required by law, holders of the Preferred Stock have limited voting rights. So long as shares of Preferred Stock are outstanding, in addition to any other vote or consent of shareholders required by law or our Articles of Incorporation, the vote or consent of holders of at least 66 2/3% of the shares of Series A Preferred Stock outstanding is required for:

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

101*
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 is formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) the Unaudited Consolidated Statements of Changes in Cash Flows, (iv) the Unaudited Consolidated Statements of Comprehensive Income (Loss),and (v) the Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.

*	Furnished herewith

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERMOUNTAIN COMMUNITY BANCORP (Registrant)

August 6, 2012	By:	/s/ Curt Hecker
Date		Curt Hecker
President and Chief Executive Officer

August 6, 2012	By:	/s/ Doug Wright
Date		Doug Wright
Executive Vice President and Chief Financial Officer