Form 10-Q
period 2012-09-30
INTERMOUNTAIN COMMUNITY BANCORP
filed 2012-11-13
CIK 1284506

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s Voting Common Stock, no par value per share, as of November 6, 2012 was 2,603,676 and the number of shares of Non-Voting Common Stock, no par value per share, was 3,839,688.

Intermountain Community Bancorp
FORM 10-Q
For the Quarter Ended September 30, 2012

PART I — Financial Information
Item - 1 Financial Statements
Intermountain Community Bancorp
Consolidated Balance Sheets
(Unaudited)

	September 30, 2012	December 31, 2011
	(Dollars in thousands)
ASSETS
Cash and cash equivalents:
Interest-bearing	$45,015	$82,242
Non-interest bearing and vault	15,516	24,958
Restricted cash	12,710	2,668
Available-for-sale securities, at fair value	290,311	219,039
Held-to-maturity securities, at amortized cost	14,843	16,143
Federal Home Loan Bank (“FHLB”) of Seattle stock, at cost	2,290	2,310
Loans held for sale	5,070	5,561
Loans receivable, net	502,852	502,252
Accrued interest receivable	4,542	4,100
Office properties and equipment, net	36,031	37,687
Bank-owned life insurance ("BOLI")	9,387	9,127
Other intangibles	101	189
Other real estate owned (“OREO”)	5,636	6,650
Prepaid expenses and other assets	18,488	21,292
Total assets	$962,792	$934,218
LIABILITIES
Deposits	$731,584	$729,373
Securities sold subject to repurchase agreements	56,989	85,104
Advances from Federal Home Loan Bank	29,000	29,000
Unexercised stock warrant liability	899	—
Cashier checks issued and payable	266	481
Accrued interest payable	2,124	1,676
Other borrowings	16,527	16,527
Accrued expenses and other liabilities	11,819	10,441
Total liabilities	849,208	872,602
STOCKHOLDERS’ EQUITY
Common stock 30,000,000 shares authorized; 2,602,820 and 842,721 shares issued and 2,602,303 and 840,984 shares outstanding as of September 30, 2012 and December 31, 2011, respectively (1)	96,330	78,916
Common stock - non-voting 10,000,000 shares authorized; 3,839,684 and 0 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively (1)	31,941	—
Preferred stock, Series A, 27,000 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively; liquidation preference of $1,000 per share	26,430	26,149
Accumulated other comprehensive income, net of tax	3,724	2,370
Accumulated deficit	(44,841)	(45,819)
Total stockholders’ equity	113,584	61,616
Total liabilities and stockholders’ equity	$962,792	$934,218

(1)	All share numbers have been adjusted to reflect the impact of a 1-for-10 reverse stock split, effective, October 5, 2012. See footnote 12, "Subsequent Events" for additional information.
The accompanying notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Dollars in thousands, except per share data)
Interest income:
Loans	$7,031	$8,224	$21,157	$24,990
Investments	1,896	2,385	6,016	6,897
Total interest income	8,927	10,609	27,173	31,887
Interest expense:
Deposits	736	1,158	2,302	3,540
Other borrowings	522	643	1,769	1,843
Total interest expense	1,258	1,801	4,071	5,383
Net interest income	7,669	8,808	23,102	26,504
Provision for losses on loans	(1,154)	(2,239)	(3,688)	(6,584)
Net interest income after provision for losses on loans	6,515	6,569	19,414	19,920
Other income:
Fees and service charges	1,702	1,692	4,946	5,226
Loan related fee income	686	524	1,927	1,644
Net gain on sale of securities	—	12	585	12
Net gain (loss) on sale of other assets	(7)	3	15	(44)
Other-than-temporary impairment (“OTTI”) losses on investments (1)	(34)	(81)	(357)	(81)
Bank-owned life insurance	86	88	260	269
Fair value adjustment on cash flow hedge	(6)	—	(300)	—
Unexercised warrant liability fair value adjustment	(49)	—	108	—
Other	174	245	572	854
Total other income	2,552	2,483	7,756	7,880
Operating expenses:
Salaries and employee benefits	4,103	4,779	12,110	14,612
Occupancy expense	1,648	1,685	4,955	5,181
Advertising	178	188	459	532
Fees and service charges	589	687	1,840	1,971
Printing, postage and supplies	178	236	779	874
Legal and accounting	504	450	1,250	1,132
FDIC assessment	306	317	927	1,093
OREO operations	39	735	263	1,361
Other expenses	697	735	2,179	2,408
Total operating expenses	8,242	9,812	24,762	29,164
Net income (loss) before income taxes	825	(760)	2,408	(1,364)
Income tax (provision) benefit	—	—	—	—
Net income (loss)	825	(760)	2,408	(1,364)
Preferred stock dividend	482	457	1,430	1,348
Net income (loss) applicable to common stockholders	$343	$(1,217)	$978	$(2,712)
Earnings (loss) per share — basic (3)	$0.05	$(1.45)	$0.17	$(3.23)
Earnings (loss) per share — diluted (3)	$0.05	$(1.45)	$0.17	$(3.23)
Weighted average common shares outstanding — basic (3)	6,441,986	840,984	5,593,487	840,542
Weighted average common shares outstanding — diluted (2) (3)	6,458,227	840,984	5,610,026	840,542

(1)
Consisting of $0, $0, $7 and $0 of total other-than-temporary impairment net losses, net of $(34), $(81), $(350) and $(81), recognized in other comprehensive income, for the three and nine months ended September 30, 2012, and September 30, 2011, respectively.

(2) Includes the weighted average number of non-voting common shares that would be outstanding if the warrants issued in the January 2012 private offering are exercised directly for 170,000 non-voting common shares, utilizing the Treasury stock method.

(3)	All share numbers have been adjusted to reflect the impact of a 1-for-10 reverse stock split, effective, October 5, 2012. See footnote 12, "Subsequent Events" for additional information.
The accompanying notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Net income (loss)	$825	$(760)	$2,408	$(1,364)
Other comprehensive income (loss):
Change in unrealized gains on investments, and mortgage backed securities (“MBS”) available for sale, excluding non-credit loss on impairment of securities	2,369	1,903	1,929	5,848
Realized net gains reclassified from other comprehensive income	—	—	(585)	—
Non-credit loss on impairment on available-for-sale debt securities	34	81	350	81
Less deferred income tax benefit (provision) on securities	(951)	(785)	(671)	(2,346)
Change in fair value of qualifying cash flow hedge, net of tax	—	22	330	29
Net other comprehensive income (loss)	1,452	1,221	1,353	3,612
Comprehensive income	$2,277	$461	$3,761	$2,248
The accompanying notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011
	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$2,408	$(1,364)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,993	2,262
Stock-based compensation expense	83	168
Net amortization of premiums on securities	4,143	1,636
Provisions for losses on loans	3,688	6,584
Amortization of core deposit intangibles	88	92
(Gain) on sale of loans, investments, property and equipment	(1,842)	(666)
Impact of hedge dedesignation and current fair value adjustment	296	(101)
OTTI credit loss on available-for-sale investments	357	81
OREO valuation adjustments	(19)	928
Accretion of deferred gain on sale of branch property	(11)	(11)
Net accretion of loan and deposit discounts and premiums	(10)	13
Increase in cash surrender value of bank-owned life insurance	(260)	(269)
Change in:
Accrued interest receivable	(441)	308
Prepaid expenses and other assets	1,848	860
Accrued interest payable and other liabilities	940	169
Accrued expenses and other cashiers checks	(215)	835
Proceeds from sale of loans originated for sale	59,517	32,378
Loans originated for sale	(57,774)	(30,650)
Net cash provided by operating activities	14,789	13,253
Cash flows from investing activities:
Proceeds from redemption of FHLB Stock	21	—
Purchases of available-for-sale securities	(125,156)	(47,352)
Proceeds from sales, calls or maturities of available-for-sale securities	2,967	7,734
Principal payments on mortgage-backed securities	48,595	33,738
Proceeds from sales, calls or maturities of held-to-maturity securities	1,401	524
Origination of loans, net principal payments	(5,873)	22,240
Purchase of office properties and equipment	(349)	(326)
Proceeds from sale of office properties and equipment	16	—
Proceeds from sale of other real estate owned	2,628	5,136
Net change in restricted cash	(10,043)	315
Net cash provided by (used in) investing activities	(85,793)	22,009
Cash flows from financing activities:
Proceeds from issuance of series B preferred stock, gross	32,460	—
Proceeds from issuance of common stock, gross	22,532	—
Proceeds from issuance of warrant, gross	1,007	—
Capital issuance costs	(5,651)	—
Net change in demand, money market and savings deposits	32,767	6,283
Net change in certificates of deposit	(30,556)	(35,131)
Net change in repurchase agreements	(28,115)	(47,994)
Change in value of stock warrants	(108)	—
Retirement of treasury stock	—	(4)
Payoff of FHLB Advances	—	(5,000)
Net cash provided by (used in) financing activities	24,336	(81,846)
Net change in cash and cash equivalents	(46,668)	(46,584)
Cash and cash equivalents, beginning of period	107,199	144,666
Cash and cash equivalents, end of period	$60,531	$98,082
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,926	$5,212
Income taxes, net of tax refunds received	$—	$8
Noncash investing and financing activities:
Loans converted to other real estate owned	$1,595	$8,912
Accrual of preferred stock dividend	$1,148	$1,083
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

2. Investments:
The amortized cost and fair values of investments are as follows (in thousands):

	Available-for-Sale
	Amortized Cost	Cumulative Non-Credit OTTI (Losses) Recognized in OCI	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value/ Carrying Value
September 30, 2012
State and municipal securities	$51,298	$—	$2,619	$—	$53,917
Mortgage-backed securities - Agency Pass Throughs	80,537	—	2,254	(381)	82,410
Mortgage-backed securities - Agency CMO's	117,262	—	2,427	(172)	119,517
SBA Pools	20,804	—	319	—	21,123
Mortgage-backed securities - Non Agency CMO's (investment grade)	5,042	—	476	—	5,518
Mortgage-backed securities - Non Agency CMO's (below investment grade)	9,215	(1,660)	685	(414)	7,826
	$284,158	$(1,660)	$8,780	$(967)	$290,311
December 31, 2011
U.S. treasury securities and obligations of U.S. government agencies	$21	$—	$—	$—	$21
State and municipal securities	35,352	—	1,791	(8)	37,135
Mortgage-backed securities - Agency Pass Throughs	59,436	—	2,252	(126)	61,562
Mortgage-backed securities - Agency CMO's	103,349	—	2,526	(328)	105,547
Mortgage-backed securities - Non Agency CMO's (investment grade)	5,934	—	389	—	6,323
Mortgage-backed securities - Non Agency CMO's (below investment grade)	10,489	(2,011)	435	(462)	8,451
	$214,581	$(2,011)	$7,393	$(924)	$219,039
	Held-to-Maturity
	Carrying Value / Amortized Cost	Cumulative Non-Credit OTTI (Losses) Recognized in OCI	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2012
State and municipal securities	$14,843	$—	$1,604	$—	$16,447
December 31, 2011
State and municipal securities	$16,143	$—	$1,328	$—	$17,471

The following table summarizes the duration of Intermountain’s unrealized losses on available-for-sale and held-to-maturity securities as of the dates indicated (in thousands).

	Less Than 12 Months		12 Months or Longer		Total
September 30, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Residential mortgage-backed securities	$55,391	$(531)	$4,536	$(436)	$59,927	$(967)
SBA Pools	—	—	—	—	—	—
State and municipal securities	—	—	—	—	—	—
Total	$55,391	$(531)	$4,536	$(436)	$59,927	$(967)

	Less Than 12 Months		12 Months or Longer		Total
December 31, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal securities	$1,659	$(8)	$—	$—	$1,659	$(8)
Mortgage-backed securities & CMO’s	39,905	(433)	3,993	(483)	43,898	(916)
Total	$41,564	$(441)	$3,993	$(483)	$45,557	$(924)

At September 30, 2012, the amortized cost and fair value of available-for-sale and held-to-maturity debt securities, by contractual maturity, are as follows (in thousands):

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$—	$—	$504	$520
After one year through five years	3,600	3,767	1,856	2,002
After five years through ten years	—	—	8,040	8,868
After ten years	47,699	50,150	4,443	5,057
Subtotal	51,299	53,917	14,843	16,447
Mortgage-backed securities	212,055	215,271	—	—
SBA Pools	20,804	21,123	—	—
Total Securities	$284,158	$290,311	$14,843	$16,447

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
Intermountain’s investment portfolios are managed to provide and maintain liquidity; to maintain a balance of high quality, diversified investments to minimize risk; to offset other asset portfolio elements in managing interest rate risk; to provide collateral for pledging; and to maximize returns. At September 30, 2012, the Company does not intend to sell any of its available-for-sale securities that have a loss position and it is not likely that it will be required to sell the available-for-sale securities before the anticipated recovery of their remaining amortized cost or maturity date. The unrealized losses on residential mortgage-backed securities without other-than-temporary impairment (“OTTI”) were considered by management to be temporary in nature.
The following table presents the OTTI losses for the nine months ended September 30, 2012 and September 30, 2011:

	2012		2011
	Held To Maturity	Available For Sale	Held To Maturity	Available For Sale
Total other-than-temporary impairment losses	$—	$7	$—	$—
Portion of other-than-temporary impairment losses transferred from (recognized in) other comprehensive income (1)	—	350	—	81
Net impairment losses recognized in earnings (2)	$—	$357	$—	$81
_____________________________

(1)	Represents other-than-temporary impairment losses related to all other factors.

(2)	Represents other-than-temporary impairment losses related to credit losses.
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

3. Loans and Allowance for Loan Losses:
The components of loans receivable are as follows (in thousands):

	September 30, 2012
	Loans Receivable	%	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Commercial	$115,203	22.5%	$7,448	$107,755
Commercial real estate	174,965	34.2	4,958	170,007
Commercial construction	2,573	0.5	—	2,573
Land and land development loans	33,814	6.6	3,538	30,276
Agriculture	87,851	17.2	2,224	85,627
Multifamily	17,849	3.5	—	17,849
Residential real estate	59,367	11.6	2,441	56,926
Residential construction	532	0.1	—	532
Consumer	9,724	1.9	198	9,526
Municipal	9,827	1.9	—	9,827
Total loans receivable	511,705	100.0%	$20,807	$490,898
Allowance for loan losses	(9,088)
Deferred loan fees, net of direct origination costs	235
Loans receivable, net	$502,852
Weighted average interest rate	5.43%

	December 31, 2011
	Loans Receivable	%	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Commercial	$110,395	21.4%	$8,585	$101,810
Commercial real estate	167,586	32.6	10,918	156,668
Commercial construction	6,335	1.2	747	5,588
Land and land development loans	38,499	7.5	5,173	33,326
Agriculture	81,316	15.8	2,423	78,893
Multifamily	26,038	5.1	—	26,038
Residential real estate	58,861	11.4	4,013	54,848
Residential construction	2,742	0.5	—	2,742
Consumer	11,847	2.3	276	11,571
Municipal	11,063	2.2	—	11,063
Total loans receivable	514,682	100.0%	$32,135	$482,547
Allowance for loan losses	(12,690)
Deferred loan fees, net of direct origination costs	260
Loans receivable, net	$502,252
Weighted average interest rate	5.69%

The components of the allowance for loan loss by types are as follows (in thousands):

	September 30, 2012
	Total Allowance	Individually Evaluated Allowance	Collectively Evaluated Allowance
Commercial	$3,073	$1,732	$1,341
Commercial real estate	2,728	604	2,124
Commercial construction	67	—	67
Land and land development loans	1,654	345	1,309
Agriculture	187	10	177
Multifamily	56	—	56
Residential real estate	1,042	405	637
Residential construction	13	—	13
Consumer	198	117	81
Municipal	70	—	70
Total	$9,088	$3,213	$5,875

	December 31, 2011
	Total Allowance	Individually Evaluated Allowance	Collectively Evaluated Allowance
Commercial	$2,817	$1,300	$1,517
Commercial real estate	4,880	2,804	2,076
Commercial construction	500	252	248
Land and land development loans	2,273	728	1,545
Agriculture	172	32	140
Multifamily	91	—	91
Residential real estate	1,566	939	627
Residential construction	59	—	59
Consumer	295	195	100
Municipal	37	—	37
Total	$12,690	$6,250	$6,440

A summary of current, past due and nonaccrual loans as of September 30, 2012 is as follows, (in thousands):

	Current	30-89 Days Past Due	90 Days or More Past Due and Accruing	Nonaccrual	Total
Commercial	$112,204	$34	$—	$2,965	$115,203
Commercial real estate	173,821	123	—	1,021	174,965
Commercial construction	2,573	—	—	—	2,573
Land and land development loans	32,369	320	—	1,125	33,814
Agriculture	87,618	207	—	26	87,851
Multifamily	17,849	—	—	—	17,849
Residential real estate	58,539	341	—	487	59,367
Residential construction	532	—	—	—	532
Consumer	9,653	59	—	12	9,724
Municipal	9,827	—	—	—	9,827
Total	$504,985	$1,084	$—	$5,636	$511,705

A summary of current, past due and nonaccrual loans as of December 31, 2011 is as follows, (in thousands):

	Current	30-89 Days Past Due	90 Days or More Past Due and Accruing	Nonaccrual	Total
Commercial	$106,509	$200	$—	$3,686	$110,395
Commercial real estate	164,578	705	—	2,303	167,586
Commercial construction	6,289	—	—	46	6,335
Land and land development loans	35,835	12	—	2,652	38,499
Agriculture	81,129	—	—	187	81,316
Multifamily	26,038	—	—	—	26,038
Residential real estate	58,037	423	—	401	58,861
Residential construction	2,742	—	—	—	2,742
Consumer	11,739	91	—	17	11,847
Municipal	11,063	—	—	—	11,063
Total	$503,959	$1,431	$—	$9,292	$514,682

The following table provides a summary of Troubled Debt Restructurings ("TDR") outstanding at period end by performing status, (in thousands).

	September 30, 2012			December 31, 2011
Troubled Debt Restructurings	Nonaccrual	Accrual	Total	Nonaccrual	Accrual		Total
Commercial	$40	$330	$370	$571	$371		$942
Commercial real estate	339	458	797	382	1,889		2,271
Commercial construction	—	—	—	295	46		341
Land and land development loans	—	1,309	1,309	794	782		1,576
Agriculture	—	110	110	—	22	.	22
Residential real estate	—	249	249	1,377	—		1,377
Consumer	—	38	38	64	27		91
Total	$379	$2,494	$2,873	$3,483	$3,137		$6,620

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
The Company's loans that were modified in the three and nine month period ended September 30, 2012 and 2011 and considered a TDR are as follows (dollars in thousands):

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Number	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial	—	$—	$—	1	75	75
Commercial real estate	—	—	—	1	100	100
Land and land development loans	1	38	38	1	38	38
Agriculture	—	—	—	1	110	110
	1	$38	$38	4	323	323

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	Number	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial	1	$79	$79	3	1,821	1,821
Land and land development loans	3	$205	$205	8	2,467	2,466
Agriculture	—	$—	$—	1	58	58
Residential real estate	1	$8	$8	7	945	945
Residential construction	—	—	—	1	123	123
Consumer	—	—	—	5	128	128
	5	$292	$292	25	5,542	5,541

The balances below provide information as to how the loans were modified as TDRs during the three and nine months ended September 30, 2012 and 2011, (in thousands).

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
	Adjusted Interest Rate Only	Other*	Adjusted Interest Rate Only	Other*
Commercial	$—	$—	$75	$—
Commercial real estate	—	—	—	100
Land and land development loans	38	—	38	—
Agriculture	—	—	110	—
	$38	$—	$223	$100
(*) Other includes term or principal concessions or a combination of concessions, including interest rates.

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	Adjusted Interest Rate Only	Other*	Adjusted Interest Rate Only	Other*
Commercial	$79	$—	$79	$1,742
Land and land development loans	$205	$—	$455	$2,011
Agriculture	$—	$—	$—	$58
Residential real estate	$8	$—	$912	$33
Residential construction	—	—	—	123
Consumer	—	—	128	—
	$292	$—	$1,574	$3,967
(*) Other includes term or principal concessions or a combination of concessions, including interest rates.
As of September 30, 2012, the Company had specific reserves of $113,000 on TDRs, and there were no TDRs in default.
The allowance for loan losses and reserve for unfunded commitments are maintained at levels considered adequate by management to provide for probable loan losses as of the reporting dates. The allowance for loan losses and reserve for unfunded commitments are based on management’s assessment of various factors affecting the loan portfolio, including problem loans, business conditions and loss experience, and an overall evaluation of the quality of the underlying collateral. Changes in the allowance for loan losses and the reserve for unfunded commitments during the three and nine month periods ended September 30, 2012 and 2011 are as follows:

	Allowance for Loan Losses for the three months ended September 30, 2012
	Balance, Beginning of Quarter	Charge-Offs Jul 1 through Sep 30, 2012	Recoveries Jul 1 through Sep 30, 2012	Provision	Balance, End of Quarter
	(Dollars in thousands)
Commercial	$2,429	$(403)	$39	$1,008	$3,073
Commercial real estate	4,032	(1,577)	239	34	2,728
Commercial construction	94	—	3	(30)	67
Land and land development loans	1,565	(64)	7	146	1,654
Agriculture	207	—	23	(43)	187
Multifamily	57	—	—	(1)	56
Residential real estate	1,601	(506)	12	(65)	1,042
Residential construction	4	—	—	9	13
Consumer	201	(100)	27	70	198
Municipal	43	—	—	27	70
Allowance for loan losses	$10,233	$(2,650)	$350	$1,155	$9,088

	Allowance for Loan Losses for the nine months ended September 30, 2012
	Balance, Beginning of Year	Charge-Offs Jan 1 through Sep 30, 2012	Recoveries Jan 1 through Sep 30 2012	Provision	Balance, End of Period
	(Dollars in thousands)
Commercial	$2,817	$(2,160)	$369	$2,047	$3,073
Commercial real estate	4,880	(3,555)	453	950	2,728
Commercial construction	500	(243)	8	(198)	67
Land and land development loans	2,273	(1,247)	275	353	1,654
Agriculture	172	(32)	92	(45)	187
Multifamily	91	—	—	(35)	56
Residential real estate	1,566	(1,171)	126	521	1,042
Residential construction	59	—	7	(53)	13
Consumer	295	(355)	142	116	198
Municipal	37	—	—	33	70
Allowance for loan losses	$12,690	$(8,763)	$1,472	$3,689	$9,088

	Allowance for Loan Losses for the three months ended September 30, 2011
	Balance, Beginning of Quarter	Charge-Offs Jul 1 through Sep 30, 2011	Recoveries Jul 1 through Sep 30, 2011	Provision	Balance, End of Quarter
	(Dollars in thousands)
Commercial	$2,782	$(399)	$320	$48	$2,751
Commercial real estate	5,086	(156)	36	597	5,563
Commercial construction	728	—	—	(6)	722
Land and land development loans	2,046	(1,068)	42	1,079	2,099
Agriculture	909	—	2	(109)	802
Multifamily	90	—	—	5	95
Residential real estate	1,324	(289)	53	555	1,643
Residential construction	119	—	—	(39)	80
Consumer	577	(130)	31	106	584
Municipal	26	—	—	2	28
Allowances for loan losses	$13,687	$(2,042)	$484	$2,238	$14,367

	Allowance for Loan Losses for the nine months ended September 30, 2011
	Balance, Beginning of Year	Charge-Offs Jul 1 through Sep 30, 2011	Recoveries Jul 1 through Sep 30, 2011	Provision	Balance, End of Period
	(Dollars in thousands)
Commercial	$2,925	$(1,202)	$580	$448	$2,751
Commercial real estate	3,655	(835)	185	2,558	5,563
Commercial construction	540	—	—	182	722
Land and land development loans	2,408	(2,661)	344	2,008	2,099
Agriculture	779	(332)	49	306	802
Multifamily	83	—	—	12	95
Residential real estate	1,252	(687)	113	965	1,643
Residential construction	65	(18)	—	33	80
Consumer	613	(321)	113	179	584
Municipal	135	—	—	(107)	28
Allowances for loan losses	$12,455	$(6,056)	$1,384	$6,584	$14,367

Allowance for Unfunded Commitments

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
			(Dollars in thousands)
Beginning of period	$15	$14	$13	$17
Adjustment	(2)	2	—	(1)
Allowance — Unfunded Commitments at end of period	$13	$16	$13	$16

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

The following tables summarize impaired loans:

	Impaired Loans
	September 30, 2012			December 31, 2011
	Recorded Investment	Principal Balance	Related Allowance	Recorded Investment	Principal Balance	Related Allowance
	(Dollars in thousands)
With an allowance recorded:
Commercial	$4,312	$4,573	$1,732	$2,942	$3,323	$1,300
Commercial real estate	3,710	3,918	604	7,439	8,732	2,804
Commercial construction	—	—	—	747	902	252
Land and land development loans	2,650	3,518	345	1,745	3,237	728
Agriculture	31	31	10	32	405	32
Multifamily	—	—	—	—	—	—
Residential real estate	1,177	1,179	405	1,928	2,165	939
Residential construction	—	—	—	—	—	—
Consumer	169	170	117	247	264	195
Municipal	—	—	—	—	—	—
Total	$12,049	$13,389	$3,213	$15,080	$19,028	$6,250
Without an allowance recorded:
Commercial	$3,136	$4,913	$—	$5,643	$9,099	$—
Commercial real estate	1,248	2,066	—	3,479	5,038	—
Commercial construction	—	—	—	—	198	—
Land and land development loans	888	1,085	—	3,428	6,165	—
Agriculture	2,193	2,193	—	2,391	2,512	—
Multifamily	—	—	—	—	—	—
Residential real estate	1,264	1,367	—	2,085	2,296	—
Residential construction	—	—	—	—	—	—
Consumer	29	55	—	29	56	—
Municipal	—	—	—	—	—	—
Total	$8,758	$11,679	$—	$17,055	$25,364	$—
Total:
Commercial	$7,448	$9,486	$1,732	$8,585	$12,422	$1,300
Commercial real estate	4,958	5,984	604	10,918	13,770	2,804
Commercial construction	—	—	—	747	1,100	252
Land and land development loans	3,538	4,603	345	5,173	9,402	728
Agriculture	2,224	2,224	10	2,423	2,917	32
Multifamily	—	—	—	—	—	—
Residential real estate	2,441	2,546	405	4,013	4,461	939
Residential construction	—	—	—	—	—	—
Consumer	198	225	117	276	320	195
Municipal	—	—	—	—	—	—
Total	$20,807	$25,068	$3,213	$32,135	$44,392	$6,250

	Impaired Loans
	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
	Average Recorded Investment	Interest Income Recognized (*)	Average Recorded Investment	Interest Income Recognized (*)
	(Dollars in thousands)
With an allowance recorded:
Commercial	$3,078	$292	$3,156	$250
Commercial real estate	5,132	233	7,289	674
Commercial construction	300	—	781	60
Land and land development loans	2,103	170	2,979	289
Agriculture	24	3	176	20
Multifamily	—	—	—	—
Residential real estate	1,697	63	1,461	114
Residential construction	—	—	36	28
Consumer	215	13	487	33
Municipal	—	—	—	—
Total	$12,549	$774	$16,365	$1,468
Without an allowance recorded:
Commercial	$5,224	$403	$7,995	$963
Commercial real estate	2,275	177	5,230	392
Commercial construction	74	—	372	24
Land and land development loans	2,019	167	5,163	411
Agriculture	2,277	98	1,489	312
Multifamily	—	—	—	—
Residential real estate	1,589	98	2,047	112
Residential construction	—	—	153	—
Consumer	33	5	228	7
Municipal	—	—	—	—
Total	$13,491	$948	$22,677	$2,221
Total:
Commercial	$8,302	$695	$11,151	$1,213
Commercial real estate	7,407	410	12,519	1,066
Commercial construction	374	—	1,153	84
Land and land development loans	4,122	337	8,142	700
Agriculture	2,301	101	1,665	332
Multifamily	—	—	—	—
Residential real estate	3,286	161	3,508	226
Residential construction	—	—	189	28
Consumer	248	18	715	40
Municipal	—	—	—	—
Total	$26,040	$1,722	$39,042	$3,689
(*) Interest Income on individually impaired loans is calculated using the cash-basis method, using year to date interest on loans outstanding at 9/30/12.

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

Commercial Real Estate Loans: Difficult economic conditions and depressed real estate values continue to heighten risk in the non-residential component of the commercial real estate portfolio. However, in comparison to its national peer group and the risk that existed in its construction and development portfolio, the Company has less overall exposure to commercial real estate and a stronger mix of owner-occupied (where the borrower occupies and operates in at least part of the building) versus non-owner occupied loans. The loans represented in this category are spread across the Company's footprint, and there are no significant concentrations by industry type or borrower. The most significant property types represented in the portfolio are office 20.2%, industrial 15.4%, health care 12.0% and retail 8.4%. The other 44.0% is a mix of property types with smaller concentrations, including religious facilities, auto-related properties, restaurants, convenience stores, storage units, motels and commercial investment land. Finished condominiums comprise only 2.0% of the commercial real estate portfolio.

While 63.6% of the Company's commercial real estate portfolio is in its Northern Idaho/Eastern Washington region, this region is a large and diverse region with differing local economies and real estate markets. Given this diversity, and the diversity of property types and industries represented, management does not believe that this concentration represents a significant concentration risk.

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

Agricultural Loans: The agricultural portfolio represents a larger percentage of the loans in the Bank's southern Idaho region. At the end of the period, agricultural loans and agricultural real estate loans totaled $87.9 million or 17.2% of the total loan portfolio. The agricultural portfolio consists of loans secured by livestock, crops and real estate. Agriculture has typically been a cyclical industry with periods of both strong and weak performance. Current conditions are very strong and are projected to remain solid for the next couple years. To mitigate credit risk, specific underwriting is applied to retain only borrowers that have proven track records in the agricultural industry. Many of Intermountain's agricultural borrowers are third or fourth generation farmers and ranchers with limited real estate debt, which reduces overall debt coverage requirements and provides extra flexibility and collateral for equipment and operating borrowing needs. In addition, the Bank has hired senior lenders with significant experience in agricultural lending to administer these loans. Further mitigation is provided through frequent collateral inspections, adherence to farm operating budgets, and annual or more frequent review of financial performance. The Company has minimal exposure to the dairy industry, the significant agricultural segment that has been under extreme pressure for the past few years.

Multifamily: The multifamily segment comprises $17.8 million or 3.5% of the total loan portfolio at the end of the period. This portfolio represents relatively low risk for the Company, as a result of the strong current market for multifamily properties and low vacancy rates across the Company's footprint.

Residential Real Estate, Residential Construction and Consumer: Residential real estate, residential construction and consumer loans total $69.6 million or 13.6% of the total loan portfolio. Management does not believe they represent significant concentration risk. However, continuing high unemployment and loss of equity is putting pressure on segments of this portfolio, particularly home equity lines and second mortgages.

Municipal loans: Municipal loans comprise $9.8 million or 1.9% of the total loan portfolio. The small size of the portfolio and careful underwriting of the loans within it limit overall concentration risk in this segment.

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
Credit quality indicators by loan segment are summarized as follows:

	Loan Portfolio Credit Grades by Type September 30, 2012
	Satisfactory Grade 1-3	Internal Watch Grade 4	Special Mention Grade 5	Substandard Grade 6	Doubtful Grade 7	Total
	(Dollars in thousands)
Commercial	$84,355	$22,159	$—	$8,689	$—	$115,203
Commercial real estate	117,363	49,468	—	8,134	—	174,965
Commercial construction	2,535	38	—	—	—	2,573
Land and land development loans	15,050	14,691	—	4,073	—	33,814
Agriculture	69,099	16,449	—	2,303	—	87,851
Multifamily	2,314	9,423	—	6,112	—	17,849
Residential real estate	45,879	10,320	—	3,168	—	59,367
Residential construction	532	—	—	—	—	532
Consumer	8,631	824	—	269	—	9,724
Municipal	9,672	155	—	—	—	9,827
Loans receivable, net	$355,430	$123,527	$—	$32,748	$—	$511,705

	Loan Portfolio Credit Grades by Type December 31, 2011
	Satisfactory Grade 1-3	Internal Watch Grade 4	Special Mention Grade 5	Substandard Grade 6	Doubtful Grade 7	Total
	(Dollars in thousands)
Commercial	$65,843	$32,293	$—	$12,259	$—	$110,395
Commercial real estate	107,984	43,305	—	16,297	—	167,586
Commercial construction	413	5,175	—	747	—	6,335
Land and land development loans	8,658	20,031	1,392	8,418	—	38,499
Agriculture	65,563	12,827	—	2,926	—	81,316
Multifamily	9,721	9,708	—	6,609	—	26,038
Residential real estate	43,419	10,066	—	5,376	—	58,861
Residential construction	2,742	—	—	—	—	2,742
Consumer	10,476	797	—	574	—	11,847
Municipal	11,063	—	—	—	—	11,063
Loans receivable, net	$325,882	$134,202	$1,392	$53,206	$—	$514,682

A summary of non-performing assets and classified loans at the dates indicated is as follows:

	September 30, 2012	December 31, 2011
	(Dollars in thousands)
Loans past due in excess of 90 days and still accruing	$—	$—
Non-accrual loans	5,636	9,292
Total non-performing loans	5,636	9,292
Other real estate owned (“OREO”)	5,636	6,650
Total non-performing assets (“NPAs”)	$11,272	$15,942
Classified loans (1)	$32,748	$53,206
_____________________________

1)	Classified loan totals are inclusive of non-performing loans and may also include troubled debt restructured loans, depending on the grading of these restructured loans.

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

4. Other Real Estate Owned:
At the applicable foreclosure date, OREO is recorded at the fair value of the real estate, less the estimated costs to sell the real estate. The carrying value of OREO is regularly evaluated and, if necessary, the carrying value is reduced to net realizable value. The following table presents OREO for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(Dollars in thousands)		(Dollars in thousands)
Balance, beginning of period	$5,267	$7,818	$6,650	$4,429
Additions to OREO	900	797	1,595	8,912
Proceeds from sale of OREO	(580)	(734)	(2,628)	(5,134)
Valuation Adjustments in the period (1)	49	(503)	19	(829)
Balance, end of period, September 30	$5,636	$7,378	$5,636	$7,378
___________________________

(1)	Amount includes chargedowns and gains/losses on sale of OREO

For the periods indicated, OREO assets consisted of the following (in thousands):

	September 30, 2012		December 31, 2011
Single family residence	$122	2.2%	$166	2.5%
Developed residential lots	1,308	23.2%	2,048	30.8%
Commercial buildings	435	7.7%	483	7.3%
Raw land	3,771	66.9%	3,953	59.4%
Total OREO	$5,636	100.0%	$6,650	100.0%

The Company’s Special Assets Group continues to dispose of OREO properties through a combination of individual and bulk sales to investors.

5. Advances from the Federal Home Loan Bank of Seattle:
Panhandle State Bank, the banking subsidiary of Intermountain, has a credit line with FHLB of Seattle that allows it to borrow funds up to a percentage of its total assets, subject to collateralization requirements. Certain loans are used as collateral for these borrowings. At September 30, 2012 and December 31, 2011, this credit line represented a total borrowing capacity of $116.5 million and $100.3 million, of which $85.4 million and $69.3 million was available, respectively. The advances from FHLB at September 30, 2012 and December 31, 2011 are repayable as follows (in thousands):

	September 30, 2012		December 31, 2011
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due within 1 year	$25,000	2.06%	$25,000	2.06%
Due in 1 to 2 years	—	—		—
Due in 2 to 3 years	4,000	3.11	4,000	3.11
Due in 3 to 4 years	—	—	—	—
Due in 4 to 5 years	—	—	—	—
	$29,000	2.20%	$29,000	2.20%

Only member institutions have access to funds from the Federal Home Loan Banks. As a condition of membership, Panhandle is required to hold FHLB stock. As of September 30, 2012 and December 31, 2011, Panhandle held $2.3 million of FHLB stock. During the third quarter of 2012, the FHLB of Seattle repurchased $20,500 of its stock from the Company, but have announced that they would not pay dividends until further notice. Each FHLB continues to monitor its capital and other relevant financial measures as a basis for determining a resumption of dividends at some later date.

6. Other Borrowings:
The components of other borrowings are as follows (in thousands):

	September 30, 2012	December 31, 2011
Term note payable (1)	$8,279	$8,279
Term note payable (2)	8,248	8,248
Total other borrowings	$16,527	$16,527
_____________________________

(1)
In January 2003, the Company issued $8.0 million of Trust Preferred securities through its subsidiary, Intermountain Statutory Trust I. The debt associated with these securities bears interest on a variable basis tied to the 90-day LIBOR (London Inter-Bank Offering Rate) index plus 3.25%, with interest only paid quarterly. The rate on this borrowing was 3.62% at September 30, 2012. The debt is callable by the Company quarterly and matures in March 2033. See Note A and B below.

(2)
In March 2004, the Company issued $8.0 million of Trust Preferred securities through its subsidiary, Intermountain Statutory Trust II. The debt associated with these securities bears interest on a variable basis tied to the 90-day LIBOR index plus 2.8%, with interest only paid quarterly. The rate on this borrowing was 3.26% at September 30, 2012. The debt is callable by the Company quarterly and matures in April 2034. During the third quarter of 2008, the Company entered into an interest rate swap contract with Pacific Coast Bankers Bank. The purpose of the $8.2 million notional value swap is to convert the variable rate payments made on our Trust Preferred I obligation to a series of fixed rate payments at 7.38% for five years, as a hedging strategy to help manage the Company’s interest-rate risk. See Note A and B below:

A)
Intermountain’s obligations under the debentures issued to the trusts referred to above constitute a full and unconditional guarantee by Intermountain of the Statutory Trusts’ obligations under the Trust Preferred Securities. In accordance with ASC 810, Consolidation, the trusts are not consolidated and the debentures and related amounts are treated as debt of Intermountain.

B)
To conserve the liquid assets of the parent Company, the Company’s Board of Directors decided to defer regularly scheduled interest payments on its outstanding Junior Subordinated Debentures related to its Trust Preferred Securities (“TRUPS Debentures”) beginning in December 2009. The Company is permitted to defer payments of interest on the TRUPS Debentures for up to 20 consecutive quarterly periods without default. During the deferral period, the Company may not pay any dividends or distributions on, or redeem, purchase or acquire, or make a liquidation payment with respect to the Company’s capital stock, or make any payment of principal or interest on, or repay, repurchase or redeem any debt securities of the Company that rank equally or junior to the TRUPS Debentures. In light of the Company's recent capital raise and improved financial performance, the Company now anticipates paying the deferred interest on the TRUPS as early as the fourth quarter of 2012.

7. Earnings Per Share:
The following table presents the basic and diluted earnings per share computations (numbers in thousands):

	Three Months Ended		Nine Months Ended
	2012	2011	2012	2011
Numerator:
Net income (loss) - basic and diluted	$825	$(760)	$2,408	$(1,364)
Preferred stock dividend	482	457	1,430	1,348
Net income (loss) applicable to common stockholders	$343	$(1,217)	$978	$(2,712)
Denominator:
Weighted average shares outstanding - basic	6,441,986	840,984	5,593,487	840,542
Dilutive effect of common stock options, warrants, restricted stock awards	16,241	—	16,539	—
Weighted average shares outstanding — diluted	6,458,227	840,984	5,610,026	840,542
Earnings (loss) per share — basic and diluted:
Earnings (loss) per share — basic	$0.05	$(1.45)	$0.17	$(3.23)
Effect of dilutive common stock options, warrants, restricted stock awards	—	—	—	—
Earnings (loss) per share — diluted	$0.05	$(1.45)	$0.17	$(3.23)
Anti-dilutive securities not included in diluted earnings per share:
Common stock options	13,499	17,100	14,550	17,100
Common stock warrant - Series A	65,323	65,323	65,323	65,323
Restricted shares	—	1,798	—	2,382
Total anti-dilutive shares	78,822	84,221	79,873	84,805

All shares in the table above have been adjusted to reflect the impact of a 1-for-10 reverse stock split, effective, October 5, 2012. See footnote 12, "Subsequent Events" for additional information.

As part of the Company's January 2012 capital raise (see Note 8 "Stockholders' Equity"), warrants were issued for 1,700,000 shares, and on a reverse-split adjusted basis, 170,000 shares of non-voting common stock. The impacts of these warrants were included in diluted earnings per share, and were calculated using the treasury stock method.

8. Stockholders' Equity:
On December 19, 2008, the Company issued 27,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, no par value with a liquidation preference of $1,000 per share (“Preferred Stock”) a 10-year warrant to purchase up to 653,226 shares, and on a reverse-split adjusted basis, 65,323 shares, of Common Stock, no par value, as part of the Troubled Asset Relief Program Capital Purchase Program of the U.S. Department of Treasury (“U.S. Treasury”). The $27.0 million cash proceeds were allocated between the Preferred Stock and the warrant to purchase common stock based on the relative estimated fair values at the date of issuance, and the estimated value of the warrants was included in equity. The fair value of the warrants was determined under the Black-Scholes model. The model includes assumptions regarding the Company’s common stock prices, dividend yield, and stock price volatility as well as assumptions regarding the risk-free interest rate. The strike price for the warrant, as adjusted for the 1-for-10 reverse stock split, is $62.00 per share.
Dividends on the Series A Preferred Stock will accrue and be paid quarterly at a rate of 5% per year for the first 5 years and thereafter at a rate of 9% per year. During the third quarter of 2009, the Board of Directors of the Company approved the deferral of regularly scheduled quarterly dividends on the Series A Preferred Stock, beginning in December 2009. The shares of Series A Preferred Stock have no stated maturity, do not have voting rights except in certain limited circumstances and are not subject to mandatory redemption or a sinking fund.
The Series A Preferred Stock has priority over the Company’s common stock with regard to the payment of dividends and liquidation distributions. The Series A Preferred Stock qualifies as Tier 1 capital. The agreement with the U.S. Treasury contains limitations on certain actions of the Company, including the payment of quarterly cash dividends on the Company’s common stock in excess of current cash dividends paid in the previous quarter and the repurchase of its common stock during the first 3 years of the agreement. In addition, the Company agreed that, while the U.S. Treasury owns the Series A Preferred Stock, the Company’s employee benefit plans and other executive compensation arrangements for its senior executive officers must comply with Section 111(b) of the Emergency Economic Stabilization Act of 2008.

As part of the Company's capital raise in January, 2012, the Company authorized up to 864,600 shares of Mandatorily Convertible Cumulative Participating Preferred Stock, Series B, no par value with a liquidation preference of$0.01 per share (“Series B Preferred Stock”), 698,993 of which were issued. Each of these shares automatically converted into 50 shares of a new series of non-voting common stock at a conversion price of $1.00 per share (the “Non-Voting Common Stock”) in May, 2012 after shareholder approval of such Non-Voting Common Stock. The Non-Voting Common Stock has equal rights in terms of dividends and liquidation preference to the Company's Voting Common Stock, but does not provide holders with voting rights on shareholder matters. As noted in Footnote 12, "Subsequent Events," a 1-for-10 reverse stock split became effective October 5, 2012, which reduced the number of non-voting shares outstanding.
In addition, as part of the Company's January 2012 capital raise, warrants to purchase 1,700,000 shares, and on a reverse-split adjusted basis, 170,000 shares of the Company's Voting Common or Non-Voting Common were issued to two of the shareholders participating in the raise. The cash proceeds of the January offering were allocated between the warrants, the Common Stock and the Series B Preferred Stock based on the relative estimated fair values at the date of issuance. The fair value of the warrants was determined using common valuation modeling. The modeling includes assumptions regarding the Company’s common stock prices, dividend yield, and stock price volatility as well as assumptions regarding the risk-free interest rate. The strike price for the warrant, on a reverse-split adjusted basis, is $10 per share, but is adjusted down if the Company recorded or otherwise issues shares at a price lower than the strike price. As such, the warrants are accounted for as a liability and listed at fair value on the Company's financial statements. Adjustments to the fair value are measured quarterly and any changes are recorded through non-interest income.
In May 2012, the Company successfully completed an $8.7 million Common Stock rights offering, including the purchase of unsubscribed shares by investors in the Company's January private placement. As a result of the raise, the Company, issued, on a reverse-split adjusted basis,525,000 shares of Voting Common stock and 345,000 shares of Non-Voting Common Stock.
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
In light of the Company's recent capital raise and improved financial performance, the Company now anticipates paying the deferred interest on the TRUPS and the deferred dividends on the CPP as early as the fourth quarter of 2012.

9. Income Taxes:

For the three and nine month periods ended September 30, 2012 and September 30, 2011, respectively, the Company recorded no income tax provision. For 2011, no provision was recorded as a result of net losses incurred during the period. In 2012, the Company generated positive net income before income taxes, but again recorded no provision as it offset current income against carryforward losses from prior years. The Company maintained a net deferred tax asset of $12.2 million and $13.2 million as of September 30, 2012 and December 31, 2011, net of a valuation allowance of $8.8 million for each period end.
Intermountain uses an estimate of future earnings, future reversal of taxable temporary differences, and tax planning strategies to determine whether it is more likely than not that the benefit of the deferred tax asset will be realized. At September 30, 2012, Intermountain assessed whether it was more likely than not that it would realize the benefits of its deferred tax asset. Intermountain determined that the negative evidence associated with a three-year cumulative loss for the period ended December 31, 2011, and challenging economic conditions continued to outweigh the positive evidence. Therefore, Intermountain maintained the valuation allowance of $8.8 million against its deferred tax asset that was established in 2010. The Company analyzes the deferred tax asset on a quarterly basis and may increase the allowance or release a portion or all of this allowance depending on actual results and estimates of future profitability.

In conducting its valuation allowance analysis, the Company developed an estimate of future earnings to determine both the need for a valuation allowance and the size of the allowance. In conducting this analysis, management has assumed economic conditions will continue to be challenging in 2012 and 2013, followed by gradual improvement in the ensuing years. These assumptions are in line with both national and regional economic forecasts. As such, its estimates include elevated credit losses in 2012, but at lower levels than those experienced in 2009 through 2011, followed by improvement in ensuing years as the Company’s loan portfolio continues to turn over. It also assumes: (1) a compressed net interest margin in 2012, 2013 and 2014, with gradual improvement in future years, as the Company is able to convert some of its cash position to higher yielding instruments; and (2) reductions in operating expenses as credit costs abate and its other cost reduction strategies continue.
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
Intermountain has performed an analysis of its uncertain tax positions and has not recorded any potential penalties, interest or additional tax in its financial statements as of September 30, 2012. Intermountain’s tax positions for the years 2008 through 2011 remain subject to review by the Internal Revenue Service. Intermountain does not expect unrecognized tax benefits to significantly change within the next twelve months.

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
Interest Rate Swaps — Previously designated as Cash Flow Hedges
The tables below identify the Company’s interest rate swap which was entered into to hedge certain LIBOR-based trust preferred debentures and designated as a cash flow hedges pursuant to ASC 815, which no longer qualifies for hedge accounting as of September 30, 2012 (dollars in thousands):

			September 30, 2012
			Receive Rate	Pay Rate
Maturity Date	Notional Amount	Fair Value (Loss)	(LIBOR)	(Fixed)
Pay Fixed, Receive Variable:
October 2013	$8,248	$(385)	0.47%	4.58%

			December 31, 2011
			Receive Rate	Pay Rate
Maturity Date	Notional Amount	Fair Value (Loss)	(LIBOR)	(Fixed)
Pay Fixed, Receive Variable:
October 2013	$8,248	$(635)	0.2495%	4.58%

The fair value loss of $385,000 at September 30, 2012 and $635,000 at December 31, 2011 are included in other liabilities. The Company has deferred the interest payments on the related Trust Preferred borrowing beginning with the January 2010 scheduled remittance. As a result of the deferred interest payments, a calculation of the effectiveness of the hedge has been prepared each quarter. In March 2012, it was concluded that the hedge no longer qualified for hedge accounting treatment, based on the mismatch between the deferred payments on the underlying Trust Preferred instrument and the required and expected payments on the derivative. As a result, the Company has recorded $85,000 in interest expense and a negative $300,000 fair value adjustment on its cash flow hedge in the Company's Statement of Operations for the nine-month period ended September 30, 2012. Net cash flows from these interest rate swaps are included in interest expense on trust preferred debentures. At September 30, 2012, Intermountain had $600,000 in restricted cash pledged as collateral for the cash flow hedge. The following table provides a reconciliation of cash flow hedges measured at fair value during the periods indicated (in thousands):

	Nine Months Ended
	September 30, 2012	September 30, 2011
Unrealized loss at beginning of period	$(635)	$(892)
Amount of gross gain (loss) recognized in earnings gain (loss)	(296)	86
Amount of gross gain recognized in other comprehensive income gain (loss)	546	49
Unrealized loss at end of period	$(385)	$(757)

Interest Rate Swaps — Not Designated as Hedging Instruments Under ASC 815
The Company has purchased certain derivative products to allow the Company to effectively convert a fixed rate loan to a variable rate payment stream. The Company economically hedges derivative transactions by entering into offsetting derivatives executed with third parties upon the origination of a fixed rate loan with a customer. Derivative transactions executed as part of this program are not designated as ASC 815 hedge relationships and are, therefore, marked to market through earnings each period. In most cases the derivatives have mirror-image terms to the underlying transaction being hedged, which result in the positions’ changes in fair value offsetting completely through earnings each period. However, to the extent that the derivatives are not a mirror-image, changes in fair value will not completely offset, resulting in some earnings impact each period. Changes in the fair value of these interest rate swaps are included in other non-interest income. The following table summarizes these interest rate swaps as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012		December 31, 2011
	Notional Amount	Fair Value Loss	Notional Amount	Fair Value Loss
Interest rate swaps with third party financial institutions	$2,559	$(257)	$2,559	$(215)

At September 30, 2012, loans receivable included $257,000 of derivative assets and other liabilities included $0 of derivative liabilities related to these interest rate swap transactions. At September 30, 2012, the interest rate swaps had a maturity date of March 2019 and April 2024 and Intermountain had $72,000 in restricted cash as collateral for the interest rate swaps.

11. Fair Value of Financial Instruments:
Intermountain is required to required to disclose the estimated fair value of financial instruments, both assets and liabilities on and off the balance sheet, for which it is practicable to estimate fair value. These fair value estimates are made at September 30, 2012 based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price an asset could be sold at or the price a liability could be settled for. However, given there is no active market or observable market transactions for many of the Company's financial instruments, the Company has made estimates of many of these fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimated values.

The estimated fair value of the instruments as of September 30, 2012 and December 31, 2011 are as follows (in thousands):

	Fair Value Measurements of
		September 30, 2012		December 31, 2011
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash, cash equivalents, restricted cash and federal funds sold	1	$73,241	$73,241	$109,868	$109,868
Available-for-sale securities	2 & 3	290,311	290,311	219,039	219,039
Held-to-maturity securities	2	14,843	16,447	16,143	17,471
Loans held for sale	2	5,070	5,070	5,561	5,561
Loans receivable, net	3	502,852	518,500	502,252	515,737
Accrued interest receivable	2	4,542	4,542	4,100	4,100
BOLI	1	9,387	9,387	9,127	9,127
Other assets	2	2,032	2,032	2,095	2,095
Financial liabilities:
Deposit liabilities	3	731,584	732,116	729,373	709,534
Borrowings	3	102,516	101,452	130,631	131,202
Accrued interest payable	2	2,124	2,124	1,676	1,676
Unexercised warrants	3	899	899	—	—
Other liabilities	2	385	385	635	635
Fair value is defined under ASC 820-10 as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal market for the asset or liability in an orderly transaction between market participants on the measurement date. Fair value estimates are based on quoted market prices, if available. If quoted market prices are not available, fair value estimates are based on quoted market prices of similar assets or liabilities, or the present value of expected future cash flows and other valuation techniques. These valuations are significantly affected by discount rates, cash flow assumptions, and risk and other assumptions used. Therefore, fair value estimates may not be substantiated by comparison to independent markets and are not intended to reflect the proceeds that may be realizable in an immediate settlement of the instruments.

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

Securities
The fair values of securities, other than those categorized as level 3 described below, are based principally on market prices and dealer quotes. Certain fair values are estimated using pricing models or are based on comparisons to market prices of similar securities. Securities totaling $277.0 million classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtained fair value measurements from an independent pricing service and internally validated these measurements. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus, prepayment speeds, credit information and the bond’s terms and conditions, among other things.
The available for sale portfolio also includes $13.3 million in super senior or senior tranche collateralized mortgage obligations not backed by a government or other agency guarantee. These securities are valued using Level 3 inputs. These securities are collateralized by fixed rate prime or Alt A mortgages, are structured to provide credit support to the senior tranches, and are carefully analyzed and monitored by management. Because of disruptions in the current market for mortgage-backed securities and collateralized mortgage obligations, an active market did not exist for these securities at September 30, 2012. This is evidenced by a significant widening in the bid-ask spread for these types of securities and the limited volume of actual trades made. As a result, less reliance can be placed on easily observable market data, such as pricing on transactions involving similar types of securities, in determining their current fair value. As such, significant adjustments were required to determine the fair value at the September 30, 2012 measurement date.
In valuing these securities, the Company utilized the same independent pricing service as for its other available-for-sale securities and internally validated these measurements. In addition, it utilized FHLB indications, which are backed by significant experience in whole-loan collateralized mortgage obligation valuation and another market source to derive independent valuations, and used this data to evaluate and adjust the original values derived. In addition to the observable market-based input including dealer quotes, market spreads, live trading levels and execution data, both the pricing service and the FHLB pricing also employed a present-value income model that considered the nature and timing of the cash flows and the relative risk of receiving the anticipated cash flows as agreed. The discount rates used were based on a risk-free rate, adjusted by a risk premium for each security. In accordance with the requirements of ASC 820-10, the Company has determined that the risk-adjusted discount rates utilized appropriately reflect the Company’s best estimate of the assumptions that market participants would use in pricing the assets in a current transaction to sell the asset at the measurement date. Risks include nonperformance risk (that is, default risk and collateral value risk) and liquidity risk (that is, the compensation that a market participant receives for buying an asset that is difficult to sell under current market conditions). To the extent possible, the pricing services and the Company validated the results from these models with independently observable data.
BOLI
The fair value of BOLI is equal to the cash surrender value of the life insurance policies.
Other Assets
Other assets includes FHLB stock and an interest rate swap. The fair value of stock in the FHLB equals its carrying amount since such stock is only redeemable at its par value. The fair value of the interest rate swap is discussed below.
Loans Receivable and Loans Held For Sale
The fair value of performing mortgage loans, commercial real estate, construction, consumer and commercial loans is estimated by discounting the cash flows using interest rates that consider the interest rate risk inherent in the loans and current economic and lending conditions. See the discussion below for fair valuation of impaired loans. Non-accrual loans are assumed to be carried at their current fair value and therefore are not adjusted.
Deposits
The fair values for deposits subject to immediate withdrawal such as interest and non-interest bearing checking, savings and money market deposit accounts are discounted using market rates for replacement dollars and using Company and industry statistics for decay/maturity dates. The carrying amounts for variable-rate certificates of deposit approximate their fair value at the reporting date. Fair values for fixed-rate certificates of deposit are estimated by discounting future cash flows using interest rates currently offered on time deposits with similar remaining maturities.
Borrowings

The carrying amounts of short-term borrowings under repurchase agreements approximate their fair values due to the relatively short period of time between the origination of the instruments and their expected payment. The fair value of long-term FHLB Seattle advances and other long-term borrowings is estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements with similar remaining terms. The carrying amounts of variable rate Trust Preferred instruments approximate their fair values due to the relatively short period of time between repricing dates.
Accrued Interest
The carrying amounts of accrued interest payable and receivable approximate their fair value.
Interest Rate Swaps
The Company holds several interest rate swaps as a hedging strategy to help manage the Company's interest-rate-risk. Derivative contracts are valued by the counter party and are periodically validated by management. The counter-party determines the fair value of interest rate swaps using a discounted cash flow method based on current incremental rates for similar types of arrangements.
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
The following tables present information about the Company’s assets measured at fair value on a recurring basis as of September 30, 2012, and December 31, 2011, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands).

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
Description	Total	Level 1	Level 2	Level 3
Balance, 9/30/2012
Available-for-Sale Securities:
State and municipal bonds	$53,917	$—	$53,917	$—
Residential mortgage backed securities and SBA Pools	236,394	—	223,050	13,344
Other Assets — Derivative	(257)	—	—	(257)
Total Assets Measured at Fair Value	$290,054	$—	$276,967	$13,087
Other Liabilities — Derivatives	$385	$—	$—	$385
Unexercised Warrants	899	—	—	899
Total Liabilities Measured at Fair Value	$1,284	$—	$—	$1,284

Balance, 12/31/2011
Available-for-Sale Securities:
State and municipal bonds	37,135	—	37,135	—
Residential mortgage backed securities and SBA Pools	181,904	—	167,130	14,774
Other Assets — Derivative	(215)	—	—	(215)
Total Assets Measured at Fair Value	218,824	—	204,265	14,559
Other Liabilities — Derivatives	635	—	—	635
Total Liabilities Measured at Fair Value	635	—	—	635

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs ( Level 3) Quarter to Date
	2012			2011
Description	Residential MBS	Derivatives (net)	Unexercised Warrants	Residential MBS	Derivatives (net)	Unexercised Warrants
July 1, Balance	$13,501	$(715)	(850)	$29,366	$(882)	$—
Total gains or losses (realized/unrealized):
Included in earnings	(34)	73	(49)	(69)	(127)	—
Included in other comprehensive income	606	—	—	(40)	38	—
Principal Payments	(729)	—	—	(540)	—	—
Sales of Securities	—	—	—	(3,576)	—	—
Transfers in and /or out of Level 3	—	—	—	—	—	—
September 30, Balance	13,344	(642)	(899)	25,141	(971)	—

	Fair Value Measurements Using Significant Unobservable Inputs ( Level 3) Year to Date
	2012			2011
Description	Residential MBS	Derivatives (net)	Unexercised Warrants	Residential MBS	Derivatives (net)	Unexercised Warrants
January 1, Balance	$14,774	$(850)	$—	$29,514	$(930)	$—
Total gains or losses (realized/unrealized):			—
Included in earnings	(357)	(338)	108	(69)	(90)	—
Included in other comprehensive income	1,034	546	—	1,793	49	—
Principal Payments	(2,107)	—	—	(2,521)	—	—
Sales of Securities	—	—	—	(3,576)	—	—
Unexercised warrants issued in capital raise	—	—	(1,007)	—	—	—
Transfers in and /or out of Level 3	—	—	—	—	—	—
September 30, Balance	$13,344	$(642)	$(899)	$25,141	$(971)	$—

The following tables present additional quantitative information about assets and liabilities measured at fair value on a recurring basis and for which the company has utilized Level 3 inputs to determine fair value, as of September 30, 2012:

	Valuation Techniques	Unobservable Input	Range of Inputs
Residential mortgage-backed securities	Discounted cash flow and consensus pricing	Prepayment	5.4 to 39.8 CPR (1)
		Default rates	0 to 10.55 CDR (2)
		Loss severities	0% to 131.78%
Interest Rate Derivatives	Discounted cash flow modeling and market indications	Cash flows of underlying instruments	Various payment mismatches based on characteristics of underlying loans
		Swap rates	0.50% to 1.00%
		LIBOR rates	0.25% to 0.75%
Unexercised Warrants	Warrant valuation models	Estimated underlying stock price volatility	90% to 100%
		Duration	2.0 to 2.5 years
		Risk-free rate	0.30% to 1.00%

(1) CPR: Constant prepayment rate
(2) CDR: Constant default rate

Intermountain may be required, from time to time, to measure certain other financial assets at fair value on a non-recurring basis. The following table presents the carrying value for these financial assets as of dates indicated (in thousands):

Description	Total	Level 1	Level 2	Level 3
Balance, 9/30/2012
Loans(1)	$17,594	$—	$—	$17,594
OREO	5,636	—	—	5,636
Total Assets Measured at Fair Value	$23,230	$—	$—	$23,230
Balance, 12/31/2011
Loans(1)	$25,885	$—	$—	$25,885
OREO	6,650	—	—	6,650
Total Assets Measured at Fair Value	$32,535	$—	$—	$32,535
_____________________________

(1)	Represents impaired loans, net of allowance for loan loss, which are included in loans.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the company has utilized Level 3 inputs to determine fair value at September 30, 2012:

	Valuation Techniques	Unobservable Input	Range of Inputs
Impaired Loans	Discounted cash flows and appraisal of collateral	Amount and timing of cash flows	No payment deferral to indefinite payment deferral
		Discount Rate	4% to 9%
		Appraisal adjustments	10% to 35%
		Liquidation Expenses	10% to 15%
OREO	Appraisal of collateral	Appraisal adjustments	10% to 35%
		Liquidation Expenses	10% to 15%

Impaired Loans

Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for impaired loans when establishing the allowance for credit losses. Such amounts are generally based on either the estimated fair value of the cash flows to be received or the fair value of the underlying collateral supporting the loan less selling costs. Real estate collateral on these loans and the Company’s OREO is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace. Management reviews these valuations and makes additional valuation adjustments, as necessary, including subtracting estimated costs of liquidating the collateral or selling the OREO. If the value of the impaired loan is determined to be less than the recorded investment in the loans, the impairment is recognized and the carrying value of the loan is adjusted to fair value through the allowance for loan and lease losses. The carrying value of loans fully charged off is zero. The related nonrecurring fair value measurement adjustments have generally been classified as Level 3 because of the significant assumptions required estimating future cash flows on these loans, and the rapidly changing and uncertain collateral values underlying the loans. Volatility and the lack of relevant and current sales data in the Company’s market areas for various types of collateral create additional uncertainties and require the use of multiple sources and management judgment to make adjustments. Loans subject to nonrecurring fair value measurement were $17.6 million at September 30, 2012 all of which were classified as Level 3.
OREO
OREO represents real estate which the Company has taken control of in partial or full satisfaction of loans. At the time of foreclosure, OREO is recorded at the lower of the carrying amount of the loan or fair value less estimated costs to sell, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan and lease losses. After foreclosure, management periodically performs valuations such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell. Fair value adjustments on other real estate owned are recognized within net loss on real estate owned as a component of non-interest expense. Fair value is determined from external appraisals and other valuations using judgments and estimates of external professionals. Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3. The Company’s OREO at September 30, 2012 totaled $5.6 million, all of which was classified as Level 3.

12. Subsequent Events:

Reverse Stock Split
On August 31, 2012, the Company announced that it would implement, effective as of the close of business on October 5, 2012, a 1-for-10 reverse stock split of Intermountain's common stock (both voting and nonvoting) as approved by the shareholders at the Company's Annual Meeting on May 17, 2012. The affect of the stock split is reflected in the September 30, 2012 filing.
The reverse stock split became effective on October 5, 2012. As a result, the number of shares of outstanding voting and nonvoting common stock has been reduced from approximately 26.0 million and 38.4 million shares to approximately 2.6 million and 3.8 million shares, respectively. The reverse stock split also reduced the number of authorized shares of voting and nonvoting common stock from 300,000,000 and 100,000,000 shares to 30,000,000 and 10,000,000 shares, respectively. Proportional adjustments were also made to the conversion or exercise rights under the Company's outstanding warrants, stock options and other common stock-based equity grants outstanding immediately prior to the effectiveness of the reverse stock split.
This filing reflects the impacts of the reverse stock split for both the current and prior reported periods, including the effects on shares outstanding, weighted average shares outstanding, earnings per share and various other measurements related to the number of shares.
The Company is now in the process of applying with NASDAQ to list its shares of voting common stock on the NASDAQ Capital Market.

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

In further pursuit of these goals, the Company successfully completed two capital raises earlier this year, raising a net total of $50.3 million. The completion of these offerings will allow the Company additional flexibility to pursue the above goals. In addition, management believes that disruption and consolidation in the market may lead to other opportunities as well, either through direct acquisition of other banks or by capitalizing on opportunities created by market disruption to attract strong new employees and customers.

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
Management believes the allowance for loan losses was adequate at September 30, 2012. While management uses available information to provide for loan losses, the ultimate collectability of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions and other relevant factors. A further slowdown in economic activity could adversely affect cash flows for both commercial and individual borrowers, as a result of which the Company could experience increases in nonperforming assets, delinquencies and losses on loans. The allowance requires considerable judgment on the part of management, and material changes in the allowance can have a significant impact on the Company's financial position and results of operations.
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
Derivative Financial Instruments and Hedging Activities. In various aspects of its business, the Company uses derivative financial instruments to modify its exposure to changes in interest rates and market prices for other financial instruments. Many of these derivative financial instruments are designated as hedges for financial accounting purposes. Intermountain’s hedge accounting policy requires the assessment of hedge effectiveness, identification of similar hedged item groupings, and measurement of changes in the fair value of hedged items. If the derivative financial instruments identified as hedges no longer qualify for hedge accounting treatment, changes in the fair value of these hedged items are recognized in current period earnings, and the impact on the consolidated results of operations and reported earnings could be significant. During 2012, the Company identified one derivative that no longer qualified for hedge accounting, resulting in a reduction in earnings for the nine-month period. See Note 10 to the Consolidated Financial Statements for more information on this derivative.
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
At September 30, 2012, Intermountain assessed whether it was more likely than not that it would realize the benefits of its deferred tax asset. Intermountain determined that the negative evidence associated with a three-year cumulative loss for the period ended December 31, 2011, and challenging economic conditions continued to outweigh the positive evidence. Therefore, Intermountain maintained a valuation allowance of $8.8 million against its deferred tax asset. The company analyzes the deferred tax asset on a quarterly basis and may recapture a portion or all of this allowance depending on future profitability. Including the valuation allowance, Intermountain had a net deferred tax asset of $12.2 million as of September 30, 2012, compared to a net deferred tax asset of $13.2 million as of December 31, 2011.
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

Results of Operations
Overview. Intermountain recorded net income applicable to common stockholders of $343,000 and $978,000, or $0.05 and $0.17 per diluted share for the three and nine months ended September 30, 2012, compared with a net loss applicable to common stockholders of $1.2 million and $2.7 million, or $1.45 and $3.23 per diluted share for the comparable periods in 2011. All earnings and loss per share numbers reflect the impact of the 1-for-10 reverse stock split noted in Note 12 "Subsequent Events" above. The improvement in net income for the periods indicated over comparable periods last year reflected significant decreases in loan loss provision and operating expense, which offset decreases in net interest income.
The annualized return on average assets (“ROAA”) was 0.34% for the nine months ended September 30, 2012, as compared to -0.19% in the same period last year, and the annualized return on average common equity (“ROAE”) was 2.04% in 2012 and -10.68% in 2011, respectively.
Net Interest Income. The most significant component of earnings for the Company is net interest income, which is the difference between interest income from the Company’s loan and investment portfolios, and interest expense on deposits, repurchase agreements and other borrowings. During the nine months ended September 30, 2012 and September 30. 2011, net interest income was $23.1 million and $26.5 million, respectively. The decrease in net interest income from last year primarily reflects lower interest income on loans resulting from declines in both volume and rate. Very low market rates and intense competition for strong borrowers are pressuring both the Company's and its competitors' loan yields. Investment portfolio income is also down, as increases in volume have been offset by significant decreases in yields on fixed income securities over the past year. Interest expense on deposits continued to decrease as deposit rates declined in response to lower market rates, and CD volumes continued to contract. The decrease in interest expense on other borrowings from the same nine-month period last year reflected lower average borrowing volumes.
Average interest-earning assets decreased by 1.2% to $865.5 million for the nine months ended September 30, 2012, compared to $876.1 million for the nine months ended September 30, 2011. The decrease was driven by a reduction of $42.3 million or 7.6%

in average loans. Average investments and cash increased by $31.7 million or 10.0% over the nine month period in 2011. Lower loan volumes continued to reflect increased paydowns resulting from strong agricultural markets and liquidation of problem assets, combined with relatively light new borrowing demand.
Average interest-bearing liabilities decreased by 5.8% or $52.0 million for the nine month period ended September 30, 2012 compared to September 30, 2011. Average deposit balances decreased $24.4 million, or 3.2%, average Federal Home Loan Bank advances decreased $4.7 million, or 13.9%, and average other borrowings decreased $22.9 million, or 21.9%. The decreases reflected management’s focus on lowering interest expense and reducing higher rate or non-relationship funding. Part of this money transitioned into non-FDIC insured investments offered through the Company's trust and investments division.
The net interest margin was 3.57% for the nine months ended September 30, 2012 as compared to 4.04% in the comparable period of 2011. Decreases in the average yields on both loans and investments more than offset lower borrowing costs.
The Company continues to operate in an unprecedented low rate environment, in which the Fed Funds target rate is less than 0.25%, the 10-year US Treasury yield is ranging between 1.5% and 1.8%, and the Federal Reserve has begun purchasing mortgage assets again. These market rate conditions, along with strong competition for quality borrowers and accelerating prepayment speeds on mortgage-backed investments, continue to have a very significant negative impact on asset yields and the interest revenue generated from earning assets. Management has been working diligently to redeploy cash assets into higher yielding loans and investments, and in particular is now focused on more rapid expansion of the loan portfolio to offset some of the pressure on yields. The Company also continues to focus on lowering its overall cost of funds, while maintaining transaction deposit balances from core relationship customers. The cost on interest-bearing liabilities dropped from 0.81% for the first nine months of 2011 to 0.65% for the same period in 2012. Management believes that some opportunities still remain to further lower funding costs. However, given the already low level of market rates and the Company’s cost of funds, any future gains are likely to be less than those already experienced.
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
The provision for losses on loans totaled $3.7 million for the nine months ended September 30, 2012, compared to a provision of $6.6 million for the comparable period last year. Lower provision costs reflect continued improvements in the quality of the Company's loan portfolio. To reference the summary of provision and loan loss allowance activity for the periods indicated see Footnote 3 Loans and Allowance for Loan Losses.

Net chargeoffs totaled $7.3 million in the first nine months of 2012, compared to $4.7 million in the first nine months of 2011. The Company has worked aggressively this year to resolve a large number of remaining troubled credits, which lowered its problem assets materially, but required chargeoffs on credits that were largely already reserved for. These credits were concentrated in the commercial and commercial real estate segments. In general, portfolio losses are no longer concentrated in any particular industry or loan type, as prior efforts to reduce exposure in construction, land development and commercial real estate loans have decreased the exposure in these segments considerably. The Company continues to resolve or liquidate its problem loans aggressively, particularly those with higher loss exposures, and now believes that the risk of future large losses is reduced. The loan loss allowance to total loans ratio was 1.78% at September 30, 2012, compared to 2.66% at September 30, 2011. At the end of the September 2012, the allowance for loan losses totaled 161.3% of non-performing loans compared to 139.1% at September 30, 2011. The increase in this coverage ratio reflects the reduction of non-performing loans over the prior period.

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

General trending information with respect to non-performing loans, non-performing assets, and other key portfolio metrics is as follows (dollars in thousands):

Credit Quality Trending

	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011
	(Dollars in thousands)
Total non-performing loans (“NPLs”)	$5,636	$6,595	$8,000	$9,292
OREO	5,636	5,267	6,852	6,650
Total non-performing assets (“NPAs”)	$11,272	$11,862	$14,852	$15,942
Classified loans (1)	$32,748	$35,764	$49,511	$53,207
Troubled debt restructured loans (2)	$2,873	$5,237	$6,462	$6,620
Total allowance related to non-accrual loans	$401	$368	$305	$676
Interest income recorded on non-accrual loans (3)	$195	$166	$63	$716
Non-accrual loans as a percentage of net loans receivable	1.12%	1.29%	1.62%	1.85%
Total non-performing loans as a % of net loans receivable	1.12%	1.29%	1.62%	1.85%
Allowance for loan losses (“ALLL”) as a percentage of non-performing loans	161.3%	155.2%	142.2%	136.6%
Total NPAs as a % of total assets (4)	1.17%	1.23%	1.55%	1.71%
Total NPAs as a % of tangible capital + ALLL (“Texas Ratio”) (4)	9.20%	9.74%	13.01%	21.51%
Loan delinquency ratio (30 days and over)	0.21%	0.25%	0.19%	0.28%
_____________________________

(1)	Classified loan totals are inclusive of non-performing loans and may also include troubled debt restructured loans, depending on the grading of these restructured loans.

(2)	Includes accruing restructured loans of $2.5 million and non-accruing restructured loans of $379,000. No other funds are available for disbursement on restructured loans.

(3)	Interest income on non-accrual loans based on year-to-date interest totals

(4)	NPAs include both nonperforming loans and OREO
The decrease in NPLs and classified loans from year end reflects continued loan resolution activity. The Company’s special assets team continues to migrate loans through the collections process and has made rapid progress in reducing classified and non-accrual loans in the past couple years through multiple management strategies, including borrower workouts, individual asset sales to local and regional investors, and a limited number of bulk sales and auctions of like properties. The Company continues to monitor its non-accrual loans closely and revalue the collateral on a periodic basis. This re-evaluation may create the need for additional write-downs or additional loss reserves on these assets. Loan delinquencies (30 days or more past due) were down to 0.21% from 0.28% at December 31, 2011, and continue at very low levels.
The following tables summarize NPAs by type and geographic region, and provides trending information over the past year:

Nonperforming Asset Trending By Category

	9/30/2012	6/30/2012	9/30/2011
	(Dollars in thousands)
Commercial loans	$3,400	$4,283	$3,729
Commercial real estate loans	1,021	682	4,312
Commercial construction loans	—	—	45
Land and land development loans	6,204	6,364	8,472
Agriculture loans	26	34	404
Multifamily loans	—	—	—
Residential real estate loans	609	479	601
Residential construction loans	—	—	18
Consumer loans	12	20	126
Total NPAs by Categories	$11,272	$11,862	$17,707

NPAs by Location September 30, 2012	North Idaho — Eastern Washington	Magic Valley Idaho	Greater Boise Area	E. Oregon, SW Idaho Excluding Boise	Other	Total	% of Loan Type to Total Non-Performing Assets
	(Dollars in thousands)
Commercial loans	$2,388	$339	$36	$40	$162	$2,965	26.4%
Commercial real estate loans	1,370	33	—	53	—	1,456	12.9%
Commercial construction loans	—	—	—	—	—	—	—%
Land and land development loans	6,204	—	—	—	—	6,204	55.0%
Agriculture loans	—	—	—	26	—	26	0.2%
Multifamily loans	—	—	—	—	—	—	—%
Residential real estate loans	382	10	—	127	90	609	5.4%
Residential construction loans	—	—	—	—	—	—	—%
Consumer loans	12	—	—	—	—	12	0.1%
Total	$10,356	$382	$36	$246	$252	$11,272	100.0%
Percent of total NPAs	91.9%	3.4%	0.3%	2.2%	2.2%	100.0%
Percent of NPAs to total loans in each region	3.6%	1.3%	0.1%	0.2%	0.7%	2.2%

NPAs by location December 31, 2011	North Idaho —Eastern Washington	Magic Valley Idaho	Greater Boise Area	E. Oregon, SW Idaho Excluding Boise	Other	Total	% of Loan Type to Total Non-Performing Assets
	(Dollars in thousands)
Commercial loans	$3,030	$357	$252	$27	$20	$3,686	23.0%
Commercial real estate loans	841	131	332	238	1,244	2,786	17.5%
Commercial construction loans	44	—	—	—	—	44	0.3%
Land and land development loans	8,308	76	240	14	15	8,653	54.3%
Agriculture loans	—	36	66	53	32	187	1.2%
Multifamily loans	—	—	—	—	—	—	—%
Residential real estate loans	308	—	78	75	106	567	3.6%
Residential construction loans	2	—	—	—	—	2	—%
Consumer loans	15	—	—	—	2	17	0.1%
Total	$12,548	$600	$968	$407	$1,419	$15,942	100.0%
Percent of total NPAs	78.7%	3.8%	6.1%	2.5%	8.9%	100.0%
Percent of NPAs to total loans in each region	4.3%	1.7%	1.7%	0.4%	5.0%	3.1%

Land development assets continue to represent the highest segment of non-performing assets, and primarily reflect one large $4.8 million OREO property. The totals for the other segments are relatively small and have largely declined since last year. The geographic breakout of NPAs reflects the OREO property noted above, the stronger market presence the Company holds in Northern Idaho and Eastern Washington, and aggressive reductions in non-performing assets in the greater Boise and Magic Valley markets through property sales and loan writedowns. The overall level of NPAs remains below the average of the Company’s peer group.
At September 30, 2012 and December 31, 2011 classified loans (loans with risk grades 6, 7 or 8) by loan type are as follows:

	September 30, 2012		December 31, 2011
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial loans	$8,689	26.5%	$12,259	23.0%
Commercial real estate loans	8,134	24.8	16,297	30.6
Commercial construction loans	—	—	748	1.4
Land and land development loans	4,073	12.4	8,418	15.8
Agriculture loans	2,303	7.0	2,927	5.5
Multifamily loans	6,112	18.7	6,609	12.4
Residential real estate loans	3,168	9.7	5,375	10.1
Residential construction loans	—	—	—	—
Consumer loans	269	0.9	574	1.2
Municipal loans	—	—	—	—
Total classified loans	$32,748	100.0%	$53,207	100.0%

Classified loans are loans for which management believes it may experience some problems in obtaining repayment under the contractual terms of the loan, and are inclusive of the Company’s non-accrual loans. However, categorizing a loan as classified does not necessarily mean that the Company will experience any or significant loss of expected principal or interest.
Classified loans decreased by $20.5 million, or 38.5%, from December 31, 2011, as the Company resolved a number of problem credits during the period. The commercial, commercial real estate and land development segments experienced the largest decreases, as the Company continued to focus on reducing exposure in these higher risk areas.

As with NPAs, the geographical distribution of the Company’s classified loans reflects the distribution of the Company’s loan portfolio, with higher distributions in the “North Idaho/Eastern Washington” region, and decreased levels in southern Idaho. As noted above, the Company worked rapidly to reduce its exposure in the Greater Boise area, and the other southern Idaho regions have strong agribusiness components, a sector of the economy that is performing well.
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
     Other Income.
The following table details dollar amount and percentage changes of certain categories of other income for the three and nine month periods ended September 30, 2012 and September 30, 2011.

Other Income - Three Months Ended	September 30, 2012	September 30, 2011	Change	Percent Change
	(Dollars in thousands)
Fees and service charges	$1,702	$1,692	$10	1%
Loan related fee income	686	524	162	31%
Net gain on sale of securities	—	12	(12)	(100)%
Net gain (loss) on sale of other assets	(7)	3	(10)	(333)%
Other-than-temporary credit impairment on investment securities	(34)	(81)	47	(58)%
BOLI income	86	88	(2)	(2)%
Hedge Fair Value Adjustment	(6)	—	(6)	(100)%
Unexercised Warrant Liability Fair Value	(49)	—	(49)	(100)%
Other income	174	245	(71)	(29)%
Total	$2,552	$2,483	$69	3%

Other Income - Nine Months Ended	September 30, 2012	September 30, 2011	Change	Percent Change
	(Dollars in thousands)
Fees and service charges	$4,946	$5,226	$(280)	(5)%
Loan related fee income	1,927	1,644	283	17%
Net gain on sale of securities	585	12	573	4,775%
Net gain (loss) on sale of other assets	15	—	15	100%
Other-than-temporary credit impairment on investment securities	(357)	(81)	(276)	341%
BOLI income	260	269	(9)	(3)%
Hedge Fair Value Adjustment	(300)	—	(300)	(100)%
Unexercised Warrant Liability Fair Value	108	—	108	100%
Other income	572	810	(238)	(29)%
Total	$7,756	$7,880	$(124)	(2)%

Total other income was $2.6 million and $2.5 million for the three months ended September 30, 2012 and September 30, 2011, respectively. For the comparable nine-month periods, total other income was $7.8 million in 2012 and $7.9 million in 2011. For the three-month comparable periods, improvement in loan-related fee income offset decreases in secured savings contract income and negative fair value adjustments. The decrease in the comparable nine-month periods primarily reflected decreases in service charges, credit loss impairments on investment securities and negative fair value adjustments. These offset improvements in mortgage origination income and gains on the sale of securities.
Fees and service charges earned on deposit, trust and investment accounts continue to be the Company’s primary sources of other income. Fees and service charges in the first nine months of 2012 decreased by $280,000 from the comparable 2011 period as a result of reductions in overdraft fee income, partially offset by increases in debit card and trust services income. Changes to the Company's pricing on deposit products were implemented in August which should lead to improvements in this area in future periods. In addition, the Company continues to emphasize and expand its investment and trust services.
Loan related fee income was up from the same period last year, as a result of stronger mortgage refinance and purchase activity. Low mortgage rates, government programs and modest improvements in the housing market should continue to drive additional activity in this area.
The Company recognized a $585,000 gain on the sale of two longer-maturity municipal securities, which helped offset additional credit impairments on the two securities that are classified as other than temporarily impaired ("OTTI"). Greater loss severities on defaulted loans underlying these securities resulted in the increased loss. The Company also recorded a net negative $300,000 fair value adjustment related to a cash flow hedge on one of the Company's trust preferred obligations. The adjustment resulted from the loss of hedge effectiveness on the instrument and will be recovered as the hedge reaches maturity in 2013. Partially offsetting this negative adjustment was a $108,000 positive fair value adjustment taken on the Company's unexercised warrant liability. This liability was created by the issuance of three-year warrants for 1,700,000 shares, and on a reverse-split adjusted basis, 170,000 shares, to investors as part of the Company's January 2012 capital raise and must be fair-valued every quarter. As such, there are likely to be fluctuating adjustments in future periods.
BOLI income was relatively flat from the prior year as yields were stable and the Company did not purchase or liquidate BOLI assets. Other non-interest income totaled $572,000 for the nine-month period, compared to $810,000 for the comparable prior period. The reductions reflect continued decreases in the Company's secured card contract as this contract winds down and is expected to terminate in the fourth quarter of 2012. The termination of this contract will result in an annual reduction in revenue of about $600,000, which the Company is seeking to replace with other card or payment-based initiatives.
     Operating Expenses.
The following table details dollar amount and percentage changes of certain categories of other expense for the three and nine months ended September 30, 2012 and September 30, 2011.

Other Expense - Three Months Ended	September 30, 2012	September 30, 2011	Change	Percent Change
	(Dollars in thousands)
Salaries and employee benefits	$4,103	4,779	(676)	(14)%
Occupancy expense	1,648	1,685	(37)	(2)%
Advertising	178	188	(10)	(5)%
Fees and service charges	589	687	(98)	(14)%
Printing, postage and supplies	178	236	(58)	(25)%
Legal and accounting	504	450	54	12%
FDIC assessment	306	317	(11)	(3)%
OREO operations(1)	39	735	(696)	(95)%
Other expense	697	735	(38)	(5)%
Total	$8,242	9,812	(1,570)	(16)%

Other Expense - Nine Months Ended	September 30, 2012	September 30, 2011	Change	Percent Change
	(Dollars in thousands)
Salaries and employee benefits	$12,110	14,612	(2,502)	(17)%
Occupancy expense	4,955	5,181	(226)	(4)%
Advertising	459	532	(73)	(14)%
Fees and service charges	1,840	1,971	(131)	(7)%
Printing, postage and supplies	779	874	(95)	(11)%
Legal and accounting	1,250	1,132	118	10%
FDIC assessment	927	1,093	(166)	(15)%
OREO operations(1)	263	1,361	(1,098)	(81)%
Other expense	2,179	2,408	(229)	(10)%
Total	$24,762	29,164	(4,402)	(15)%

(1)	Amount includes chargedowns and gains and losses on sale of OREO
Operating expense for the third quarter of 2012 totaled $8.2 million, down $1.6 million, or 16.0% from the quarter ended September 30, 2011. For the nine-month period, operating expenses in 2012 were $24.8 million, down $4.4 million, or 15.1% from the comparable period a year ago.
At $12.1 million, compensation and benefits expense decreased $2.5 million or 17.1% from the first nine months of last year. The impact of staffing reductions in 2011 created most of the change, as the employee full time equivalent number decreased from 350 at the beginning of 2011 to 276, a decline of 21.1%. Although the Company has largely completed its staff restructuring efforts, it continues to evaluate opportunities to improve staff efficiency while positioning itself for balance sheet growth.
Occupancy expenses decreased $226,000 from the prior nine-month period, reflecting lower depreciation, software and rent expense. The Company continues to review asset and software purchases carefully, re-negotiate contracts, and in the process of completing a comprehensive core systems evaluation, which it anticipates will result in significant savings in future years.
The advertising expense decrease of $73,000 from the prior nine-month period reflects reductions in the use of broad media in favor of more targeted and individualized marketing techniques. Lower collection and computer service fees produced lower fees and service charges and reductions in mailed statements and leased printing equipment have lowered printing and postage expenses. OREO expense declined significantly over the nine-month period ending September 30, 2011 as the overall OREO portfolio and new OREO activity has dropped considerably. Legal and accounting fees increased over last year as a result of higher legal fees paid in connection with a complex proxy and shareholder meeting and increased correspondence with regulators and investors.
FDIC expenses decreased $166,000 over the same nine-month period last year as a result of changes in the FDIC assessment formula and lower asset balances than in the prior year. These expenses are anticipated to drop further in the upcoming year.
Other expenses decreased $229,000 from 2011, reflecting the Company's ongoing efforts to reduce telecommunication, training, travel, courier, armored car and meeting expenses. The Company continues to evaluate opportunities for additional expense reduction in many of the categories included in this line item, and anticipates further reductions in 2013.
Annualized operating expense as a percentage of average assets was 3.46% and 4.03% for the nine-month periods ending September 30, 2012 and September 30, 2011, respectively. The Company’s efficiency ratio (noninterest expense divided by the sum of net interest income and noninterest income) was 80.2% for the nine months ended September 30, 2012, compared to 84.8% for the comparable period one year ago. With economic conditions likely to remain challenging in the near future, the Company continues to develop and implement additional efficiency and cost-cutting efforts. Management anticipates that as it completes its current initiatives, the efficiency and expense ratios will continue to improve. Stabilization and improvement in economic conditions in the future should also improve efficiency, as net interest income rebounds and credit-related costs continue to subside.
     Income Tax Provision.
The Company did not record an income tax provision for either of the nine month periods ended September 30, 2012 and September 30, 2011, respectively. The effective tax rates used to calculate the tax provision or benefit were 0.0%, and 0.0% for each of these periods. Intermountain maintained a net deferred tax asset of $12.2 million and $13.2 million as of September 30, 2012 and December 31, 2011, net of a valuation allowance of $8.8 million in each period.
Intermountain uses an estimate of future earnings, future reversal of taxable temporary difference, and tax planning strategies to determine whether it is more likely than not that the benefit of the deferred tax asset will be realized. At September 30, 2012,

Intermountain assessed whether it was more likely than not that it would realize the benefits of its deferred tax asset. Intermountain determined that the negative evidence associated with a three-year cumulative loss for the period ended December 31, 2011, and challenging economic conditions continued to outweigh the positive evidence. Therefore, Intermountain maintained the valuation allowance of $8.8 million against its deferred tax asset that was established in 2010. The Company analyzes the deferred tax asset on a quarterly basis and may increase the allowance or release a portion or all of this allowance depending on actual results and estimates of future profitability.
In conducting its valuation allowance analysis, the Company developed an estimate of future earnings to determine both the need for a valuation allowance and the size of the allowance. In conducting this analysis, management has assumed economic conditions will continue to be challenging in 2012 and 2013, followed by gradual improvement in the ensuing years. These assumptions are in line with both national and regional economic forecasts. As such, its estimates include elevated credit losses in 2012, but at lower levels than those experienced in 2009 through 2011, followed by improvement in ensuing years as the Company’s loan portfolio continues to turn over. It also assumes: (1) a compressed net interest margin in 2012, 2013 and 2014, with gradual improvement in future years, as the Company is able to convert some of its cash position to higher yielding instruments; and (2) reductions in operating expenses as credit costs abate and its other cost reduction strategies continue.
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

Financial Position
Assets. At September 30, 2012, Intermountain’s assets were $962.8 million, up $28.6 million from $934.2 million at December 31, 2011. The increase in assets was funded by the Company's two capital raises, totaling $50 million, which offset reductions in the Company's repurchase obligations. The funds received were used to purchase additional investments.
Investments. Intermountain’s investment portfolio at September 30, 2012 was $305.2 million, an increase of $70.0 million, or 29.8% from the December 31, 2011 balance of $235.2 million. The increase was primarily due to the purchase of $125.2 million in available-for-sale securities as the Company deployed funds from the capital raise and from lower yielding cash equivalents into higher yielding investments. These purchases, however, were partially offset by $48.6 million in payments on mortgage-backed securities, as record low mortgage rates increased prepayment speeds significantly in the second and third quarters. Management remains cautious about the volatile investment environment and continues to maintain short portfolio duration. As of September 30, 2012, the balance of the unrealized gain on investment securities, net of federal income taxes, was $3.7 million, compared to an unrealized gain at December 31, 2011 of $2.7 million. The increase reflected reductions in market interest rates that increased the value of the Company's existing securities portfolio.
The Company currently holds two residential MBS, with a current face value totaling $8.8 million that are determined to have other than temporary impairments (“OTTI”), as detailed in the table below (dollars in thousands):

	Principal	Fair	Unrealized	Cumulative OTTI Credit Loss Recorded in	Cumulative OTTI Impairment Loss Recorded in
	Balance	Value	(Loss) Gain	Income	OCI
Security 1	$1,894	$1,763	$603	$(1,018)	$(734)
Security 2	5,479	4,634	82	(839)	(927)
Total	$7,373	$6,397	$685	$(1,857)	$(1,661)

As indicated in the table above, impairment for these two securities totals $3.5 million, of which $1.9 million has been recorded as credit loss impairment in income and the remainder in other comprehensive income. The Company recorded additional credit loss impairment for Security 1 in the first nine months of 2012 of $71,000 and additional impairment for Security 2 of $286,000. At this time, the Company anticipates holding the two securities until their value is recovered or until maturity, and will continue to adjust its net income (loss) and other comprehensive income (loss) to reflect potential future credit loss impairments and the security’s market value. The Company calculated the credit loss charges against earnings each quarter by subtracting the estimated present value of future cash flows on the securities from their amortized cost less the total of previous credit loss impairment at the end of each period.
Loans Receivable. At September 30, 2012 net loans receivable totaled $502.9 million, up $600,000 or 0.1% from $502.3 million at December 31, 2011. Growth in commercial, agricultural and commercial real estate loans offset reductions in multi-family, construction, land development, consumer and municipal loans during this period. The changes in commercial real estate and multi-family loans were also impacted by the re-categorization of one large loan between the two categories.
The following table sets forth the composition of Intermountain’s loan portfolio at the dates indicated. Loan balances exclude deferred loan origination costs and fees and allowances for loan losses.

	September 30, 2012		December 31, 2011
	Amount	%	Amount	%
	(Dollars in thousands)
Commercial loans	$115,203	22.5	$110,395	21.4
Commercial real estate loans	174,965	34.2	167,586	32.6
Commercial construction loans	2,573	0.5	6,335	1.2
Land and land development loans	33,814	6.6	38,499	7.5
Agriculture loans	87,851	17.2	81,316	15.8
Multifamily loans	17,849	3.5	26,038	5.1
Residential real estate loans	59,367	11.6	58,861	11.4
Residential construction loans	532	0.1	2,742	0.5
Consumer loans	9,724	1.9	11,847	2.3
Municipal loans	9,827	1.9	11,063	2.2
Total loans	511,705	100.0	514,682	100.0
Allowance for loan losses	(9,088)		(12,690)
Deferred loan fees, net of direct origination costs	235		260
Loans receivable, net	$502,852		$502,252
Weighted average interest rate	5.43%		5.69%

The increase in commercial and commercial real estate volumes reflects both the expansion of existing customer relationships and the development of new business. Development of new customers and seasonal borrowing by farmers and ranchers through the growing season is driving the increase in agricultural loans. Land and land development loans continue to post the largest decreases, reflecting ongoing liquidation activity. The decrease in multifamily loans and part of the increase in commercial real estate loans was attributable to the reclassification of one large loan between the two segments. Municipal loans were impacted by the conversion of one construction loan into a bond, and the reduction in the consumer segment reflects refinance activity and the generally muted consumer borrowing demand in the Company's market areas.

The commercial portfolio is diversified by industry with a variety of small business customers that have held up relatively well during this economic downturn. As slow economic conditions continue, however, the Company continues to experience some stress in this portfolio. Most of the commercial credits are smaller, however, and Intermountain carries a higher proportion of SBA and USDA guaranteed loans than many of its peers, reducing the overall risk in this portfolio. Commercial customers continue to watch economic conditions very closely, but have recently shown more optimism and stronger borrowing demand. Quality commercial borrowers are highly sought after, resulting in keen competition and competitive pricing for these customers.

The commercial real estate portfolio is also well-diversified and consists of a mix of owner and non-owner occupied properties, with relatively few true non-owner-occupied investment properties. The Company has lower concentrations in this segment than most of its peers, and has underwritten these properties cautiously. In particular, it has limited exposure to speculative investment office buildings and retail strip malls, two of the higher risk segments in this category. While tough economic conditions continue to heighten the risk in this portfolio, it continues to perform well with relatively low delinquency and loss rates. The Company believes it has some opportunity to increase prudent lending in this area and did fund some new activity during the first nine months, but again competition is keen for these borrowers.
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
Economic conditions and property values remain volatile, but are improving slowly in most of the Company's markets. Management believes that its underwriting standards and aggressive identification and management of credit problems are having a positive impact on its credit portfolios. Losses are projected to continue declining through the balance of the next couple years.

Geographic Distribution
As of September 30, 2012, the Company’s loan portfolio by loan type and geographical market area was:

	North Idaho — Eastern	Magic Valley	Greater Boise	E. Oregon, SW Idaho, excluding			% of Loan type to total
Loan Portfolio by Location	Washington	Idaho	Area	Boise	Other	Total	loans
	(Dollars in thousands)
Commercial loans	$86,308	$4,828	$6,982	$14,448	$2,637	$115,203	22.5%
Commercial real estate loans	111,324	12,209	10,646	18,230	22,556	174,965	34.2%
Commercial construction loans	558	—	1,506	—	509	2,573	0.5%
Land and land development loans	22,373	1,962	6,988	1,455	1,036	33,814	6.6%
Agriculture loans	1,859	4,252	16,384	62,030	3,326	87,851	17.2%
Multifamily loans	10,869	152	6,798	30	—	17,849	3.5%
Residential real estate loans	41,164	3,894	3,410	7,137	3,762	59,367	11.6%
Residential construction loans	179	—	102	251	—	532	0.1%
Consumer loans	5,675	1,070	547	2,116	316	9,724	1.9%
Municipal loans	8,415	1,412	—	—	—	9,827	1.9%
Total	$288,724	$29,779	$53,363	$105,697	$34,142	$511,705	100.0%
Percent of total loans in geographic area	56.4%	5.8%	10.4%	20.7%	6.7%	100.0%
Percent of total loans where real estate is the primary collateral	65.1%	64.8%	58.8%	41.3%	84.9%	60.8%

As of December 31, 2011, the Company’s loan portfolio by loan type and geographical market area was:

	North Idaho — Eastern	Magic Valley	Greater Boise	E. Oregon, SW Idaho, excluding			% of Loan type to total
Loan Portfolio by Location	Washington	Idaho	Area	Boise	Other	Total	loans
	(Dollars in thousands)
Commercial loans	$75,677	$6,785	$7,686	$18,498	$1,749	$110,395	21.4%
Commercial real estate loans	114,211	11,763	14,242	15,692	11,678	167,586	32.6%
Commercial construction loans	2,964	3,137	74	—	160	6,335	1.2%
Land and land development loans	28,844	2,229	5,095	1,202	1,129	38,499	7.5%
Agriculture loans	1,168	4,097	17,237	57,154	1,660	81,316	15.8%
Multifamily loans	10,378	—	7,299	—	8,361	26,038	5.1%
Residential real estate loans	39,610	5,031	3,273	7,723	3,224	58,861	11.4%
Residential construction loans	2,742	—	—	—	—	2,742	0.5%
Consumer loans	6,745	1,176	1,082	2,605	239	11,847	2.3%
Municipal loans	9,592	1,471	—	—	—	11,063	2.2%
Total	$291,931	$35,689	$55,988	$102,874	$28,200	$514,682	100.0%
Percent of total loans in geographic area	56.7%	6.9%	10.9%	20.0%	5.5%	100.0%
Percent of total loans where real estate is the primary collateral	68.2%	67.2%	57.2%	36.4%	87.9%	61.7%

As indicated, 56% of the Company’s loans are in north Idaho and eastern Washington, with the next highest percentage in the rural markets of southwest Idaho outside of Boise. Economic trends and real estate valuations are showing modest improvement in all the Company's markets now, after a four-year decline. The southwest Idaho and Magic Valley markets are largely agricultural areas which have not seen levels of price appreciation or depreciation as steep as other areas over the last few years. The “Other” category noted above largely represents loans made to local borrowers where the collateral is located outside the Company’s communities. The mix in this category is relatively diverse, with the highest proportions in Oregon, Washington, California, Nevada and Arizona, but no single state comprising more than 2.6% of the total loan portfolio.
Participation loans where Intermountain purchased part of the loan and was not the lead bank totaled $7.9 million at September 30, 2012. $6.1 million of the total is a condominium project in Boise that is currently classified, but is being managed very closely, and for which no loss is expected. The remaining loans are all within the Company’s footprint and management believes they do not present significant risk at this time.
The following table sets forth the composition of Intermountain’s loan originations for the periods indicated.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
	(Dollars in thousands)
Commercial loans	$17,465	$12,892	35.5	$46,568	$51,173	(9.0)
Commercial real estate loans	1,932	1,152	67.7	16,314	10,758	51.6
Commercial construction loans	1,284	35	—	2,138	2,494	(14.3)
Land and land development loans	675	1,264	(46.6)	3,201	2,377	34.7
Agriculture loans	8,464	10,698	(20.9)	39,938	46,693	(14.5)
Multifamily loans	—	—	—	1,191	—	—
Residential real estate loans	21,297	12,601	69.0	66,378	42,457	56.3
Residential construction loans	156	1,245	(87.5)	945	3,153	(70.0)
Consumer	557	2,254	(75.3)	1,780	4,351	(59.1)
Municipal	183	36	408.3	3,303	17,008	(80.6)
Total loans originated (1)	$52,013	$42,177	23.3	$181,756	$180,464	0.7

Renewed Loans (1)	$52,729			$158,402
(1) 2011 totals include all new loans plus renewed loans that were assigned a new loan number. 2012 totals were segmented to reflect new loans separately. 2012 renewed loans include all renewed loans.

Overall, 2012 origination activity continues to reflect the muted borrowing demand from virtually all sectors in the current environment, as commercial borrowers remain cautious about pursuing new real estate purchase, expansion or construction activities, and as agricultural customers experience strong cash flows. However, economic conditions and borrowing demand has picked up moderately over the past couple quarters, with modestly stronger commercial and commercial real estate activity. The pickup in residential activity over 2011 primarily reflects refinance activity created by record low interest rates and government refinance programs. Overall origination activity is likely to continue improving from earlier totals, but will still be under pressure from slow economic and employment growth and aggressive industry competition for strong borrowers. The Company has chosen not to purchase loan pools or pursue out-of-market participation loans in order to maintain a more conservative credit position. Management believes that those banks that have low-cost funding structures and pursue loan growth through strong relationship networks will perform relatively better in the long run.
Office Properties and Equipment. Office properties and equipment decreased 4.4% to $36.0 million at September 30, 2012 from year end as a result of depreciation as the Company continues to limit new purchase activity.
Other Real Estate Owned. Other real estate owned decreased by $1.0 million, or 15.3% from year end. The Company sold 18 properties totaling $2.6 million in the first nine months of 2012, had net valuation adjustments of $19,000 and added 14 properties totaling $1.6 million. A total of 9 properties remained in the OREO portfolio at September 30, consisting of $5.1 million in land development properties, $453,000 Commercial Real Estate and $122,000 in residential real estate.
Overall, the Company’s current OREO portfolio is lower than most of its peer group and management anticipates additional reductions in the total in the coming year. The following table details OREO activity during the first nine months of 2012 and 2011.

Other Real Estate Owned Activity

	2012	2011
	(Dollars in thousands)
Balance, beginning of period, January 1	$6,650	$4,429
Additions to OREO	1,595	8,912
Proceeds from sale of OREO	(2,628)	(5,134)
Valuation Adjustments in the period(1)	19	(829)
Balance, end of period, September 30	$5,636	$7,378
_____________________________

(1)	Amount includes chargedowns and gains/losses on sale of OREO
Intangible Assets. Intangible assets now consist only of a small core deposit intangible derived from prior acquisitions that is amortizing down as time progresses.
Deferred Tax Asset. At September 30, 2012, the Company’s deferred tax asset, net of the valuation allowance noted above, totaled $12.2 million, down from year end 2011 as a result of the potential tax impacts of increased unrealized gains on securities. At September 30, 2012, Intermountain assessed whether it was more-likely-than-not that it would realize the benefits of its deferred tax asset. Intermountain determined that the negative evidence associated with a three-year cumulative loss for the period ending December 31, 2011, and the continued uncertain economic conditions outweighed the positive evidence. Therefore, Intermountain maintained a valuation allowance of $8.8 million against its deferred tax asset. See the Income Tax Provision section above for more information.
BOLI and Other Assets. Bank-owned life insurance (“BOLI”) and other assets decreased to $18.5 million at September, 2012 from $21.5 million at year end, 2011. The decrease reflected lower prepaid expenses and other miscellaneous assets.
Deposits. Total deposits increased $2.2 million to $731.6 million at September 30, 2012 from $729.4 million at December 31, 2011. Increases in non-interest bearing demand and money market balances largely offset continued planned reductions in the CD portfolio, including an $18.0 million decrease in brokered CDs. The Company continues to focus on managing relationship customers closely, lowering its cost of funds, and moving CD customers seeking higher yields into our investment products. Overall, transaction account deposits comprised 72.6% of total deposits at September 30, 2012, up from 68.4% at the prior year end.
The following table sets forth the composition of Intermountain’s deposits at the dates indicated.

	September 30, 2012		December 31, 2011
	Amount	% of total deposits	Amount	% of total deposits
	(Dollars in thousands)
Non-interest bearing demand accounts	$224,024	30.6%	$190,074	26.1%
Interest bearing demand accounts	89,941	12.3%	—	—%
NOW accounts	—	—%	107,476	14.7%
Money market 0.0% to 4.07%	216,767	29.6%	201,237	27.6%
Savings and IRA 0.0% to 4.91%	74,315	10.2%	73,493	10.1%
Certificate of deposit accounts (CDs)	47,509	6.5%	59,199	8.1%
Jumbo CDs	59,433	8.1%	56,177	7.7%
Brokered CDs	18,994	2.6%	37,000	5.1%
CDARS CDs to local customers	601	0.1%	4,717	0.6%
Total deposits	$731,584	100.0%	$729,373	100.0%
Weighted average interest rate on certificates of deposit		1.36%		1.23%
Core Deposits as a percentage of total deposits (1)		89.2%		86.2%
Deposits generated from the Company’s market area as a % of total deposits		97.4%		94.9%
_____________________________

(1)	Core deposits consist of non-interest bearing checking, money market checking, savings accounts, and certificate of deposit accounts of less than $100,000 (excluding public deposits).
During the third quarter, the Company restructured its deposit accounts to simplify its account structure and converted its NOW accounts to interest-bearing or non-interest bearing demand deposit accounts. Changes to federal regulation governing interest bearing demand accounts allowed the Company to make these changes.
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
Deposits by location are as follows (dollars in thousands):

	September 30, 2012	% of total deposits	December 31, 2011	% of total deposits	September 30, 2011	% of total deposits
Deposits by Location
North Idaho — Eastern Washington	$347,316	47.4%	$351,643	48.2%	$366,163	48.8%
Magic Valley Idaho	69,580	9.5%	65,629	9.0%	66,874	8.9%
Greater Boise Area	64,191	8.8%	70,094	9.6%	69,377	9.3%
Southwest Idaho — Oregon, excluding Boise	156,300	21.4%	154,446	21.2%	153,066	20.4%
Administration, Secured Savings	94,197	12.9%	87,561	12.0%	94,505	12.6%
Total	$731,584	100.0%	$729,373	100.0%	$749,985	100.0%

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
     Borrowings. Deposit accounts are Intermountain’s primary source of funds. Intermountain also relies upon advances from the Federal Home Loan Bank of Seattle, repurchase agreements and other borrowings to supplement its funding, reduce its overall cost of funds, and to meet deposit withdrawal requirements. These borrowings totaled $102.5 million and $130.6 million at September 30, 2012 and December 31, 2011, respectively. The decrease from year end reflects fluctuations in municipal repurchase activity.

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
The current highly unusual market and rate conditions have heightened interest rate risk for the Company and most other financial institutions. Continued very low market rates, keen competition for quality borrowers, rapid mortgage prepayments, and high demand for fixed income securities is negatively impacting net interest income and could continue to do so for a relatively long period of time. In addition, while low rates and high demand for fixed income securities have increased the current unrealized gain on investment securities, it has also made their market values more susceptible to potentially large negative impacts in the future should market rates increase.
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
Additionally, the extent to which borrowers prepay loans is affected by prevailing interest rates. When interest rates increase, borrowers are less likely to prepay loans. When interest rates decrease, borrowers are generally more likely to prepay loans. Prepayment speeds have been unusually high over the past few years and particularly in the past quarter, as borrowers refinanced into lower rates, paid down debt to improve their financial position, or liquidated assets as part of problem loan work-out strategies. Prepayments may affect the levels of loans retained in an institution’s portfolio, as well as its net interest income. Prepayments on loans and mortgage-backed securities are likely to continue at a higher pace over the next year as a result of continuing low interest rates and government-sponsored refinance programs, but should eventually stabilize or slow, particularly when the economy improves and rates begin rising.
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
Intermountain maintains an asset and liability management program intended to manage net interest income through interest rate cycles and to protect its income by controlling its exposure to changing interest rates. As part of this program, Intermountain uses a simulation model designed to measure the sensitivity of net interest income and net income to changes in interest rates. This simulation model is designed to enable Intermountain to generate a forecast of net interest income and net income given various interest rate forecasts and alternative strategies. The model is also designed to measure the anticipated impact that prepayment risk, basis risk, customer maturity preferences, volumes of new business and changes in the relationship between long-term and short-term interest rates have on the performance of Intermountain. The results of modeling indicate that the estimated impact of changing rates on net interest income in a 100 and 300 basis point upward adjustment are within the guidelines established by management. The estimated impact of changing rates on net interest income in a 100 basis point downward adjustment in market interest rates is just outside of the Company's guidelines over a 12-month period, but within guidelines over a 24-month forward looking period. The impacts of changing rates on the Company's modeled economic value of equity are also within the Company's guidelines and reflect a minimum risk profile. The current scenario analysis for net income has been impacted by the relatively low current and prior year operating results of the Company, which increases the impact of both upward and downward adjustments on the percentage increase and decrease. Given this, management has tended to place more reliance on the net interest income and economic value of equity modeling.
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
Deposits increased modestly to $731.6 million at September 30, 2012 from $729.4 million at December 31, 2011, as increases in non-interest bearing demand and money market balances were offset by decreases in brokered and other CDs. Repurchase agreements decreased by $28.1 million, reflecting seasonal fluctuations in municipal repurchase activity. These reductions, combined with increases in the Company's investment portfolio as the Company deployed the capital it raised, resulted in a decrease of $46.7 million in the Company’s unrestricted cash position at September 30, 2012 from year end, 2011.
During the nine months ended September 30, 2012, cash used by investing activities consisted primarily of the purchase of available-for-sale investment securities. During the same period, cash provided by financing activities consisted primarily of increases in common stock and increases in checking and money market deposits, partially offset by decreases in CDs and repurchase agreements.
Securities sold subject to repurchase agreements totaled $57.0 million at September 30, 2012. These borrowings are required to be collateralized by investments with a market value exceeding the face value of the borrowings. Under certain circumstances, Intermountain could be required to pledge additional securities or reduce the borrowings.
Intermountain’s credit line with FHLB Seattle provides for borrowings up to a percentage of its total assets subject to general collateralization requirements. At September, 2012, the Company’s FHLB Seattle credit line represented a total borrowing capacity of approximately $116.5 million, of which $31.1 million was being utilized. Additional collateralized funding availability at the Federal Reserve totaled $21.2 million. Both of these collateral secured lines could be expanded more with the placement of additional collateral. Overnight-unsecured borrowing lines have been established at US Bank, Wells Fargo Bank, and Pacific Coast

Bankers Bank (“PCBB”). At September 30, 2012, the Company had approximately $45.0 million of overnight funding available from its unsecured correspondent banking sources.
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
Liquidity for the parent Company depends substantially on dividends from the Bank. The other primary sources of liquidity for the Parent Company are capital or borrowings. In the first nine months of 2012, the Company successfully raised $50.3 million in additional funds, net of transaction costs. The Company immediately transferred $30 million of the funds to the subsidiary Bank, resulting in increased liquidity for both the Bank and the parent company. Management projects that available resources will be sufficient to meet the parent Company’s projected funding needs.

Capital Resources

Intermountain’s total stockholders’ equity was $113.6 million at September 30, 2012, compared with $61.6 million at December 31, 2011, reflecting the addition of $50 million in capital from the Company's successful offerings in January and May, 2012. Stockholders’ equity and tangible stockholders' equity was 11.8% of total assets at September 30, 2012 and 6.6% at December 31, 2011, respectively. Tangible common equity as a percentage of tangible assets was 9.0% at September 30, 2012 and 3.8% for December 31, 2011.

At September 30, 2012 Intermountain had unrealized gains of $3.7 million (including cumulative OTTI recognized through other comprehensive income), net of related income taxes, on investments classified as available-for-sale and $0 in unrealized losses on cash flow hedges, net of related income taxes, as compared to unrealized gains of $2.7 million, net of related income taxes, on investments classified as available-for-sale and $330,000 unrealized losses on cash flow hedges at December 31, 2011. The increase in the unrealized gain on investments reflected improvements in the market values of the Company's securities portfolio. The unrealized loss on cash flow hedges converted to a reported loss during the first quarter of 2012 as the Company recorded a negative fair value adjustment. The adjustment resulted from the loss of hedge effectiveness on the instrument and will be recovered as the interest rate swap reaches maturity in 2013.

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

The Company has used the $50.3 million net proceeds after expenses from both offerings to strengthen its balance sheet, reinvest in its communities and for other general corporate purposes, and may use some of the proceeds, subject to regulatory approval, to redeem its Series A Preferred Stock held by the U.S. Treasury as part of the TARP Capital Purchase Program.

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

As discussed in Footnote 12 "Subsequent Events" above, the Company executed a 1-for-10 reverse stock split, effective October 5, 2012, which reduced the number of voting and non-voting common shares outstanding and shares that would be issued if the outstanding warrants are exercised.

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

Intermountain and the Bank are required by applicable regulations to maintain certain minimum capital levels and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier I capital to average assets. Intermountain and the Bank plan to maintain their capital resources and regulatory capital ratios through the retention of earnings and the management of the level and mix of assets. At September 30, 2012, Intermountain exceeded the minimum published regulatory capital requirements to be considered “well-capitalized” pursuant to Federal Financial Institutions Examination Council “FFIEC” regulations.

					Well-Capitalized
	Actual		Capital Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets):
The Company	$122,901	20.86%	$47,129	8%	$58,911	10%
Panhandle State Bank	113,483	19.28%	47,095	8%	58,869	10%
Tier I capital (to risk-weighted assets):
The Company	115,516	19.61%	23,564	4%	35,347	6%
Panhandle State Bank	106,094	18.02%	23,548	4%	35,321	6%
Tier I capital (to average assets):
The Company	115,516	11.97%	38,609	4%	48,262	5%
Panhandle State Bank	106,094	11.11%	38,181	4%	47,726	5%

Reflecting the Company’s ongoing strategy to prudently manage through the current economic cycle, in December 2009 the Company decided to defer regularly scheduled interest payments on its outstanding Junior Subordinated Debentures related to its Trust Preferred Securities (“TRUPS Debentures”), and regular quarterly cash dividend payments on its preferred stock held by the U.S. Treasury. The Company is permitted to defer payments of interest on the TRUPS Debentures for up to 20 consecutive quarterly periods without default. During the deferral period, the Company may not pay any dividends or distributions on, or redeem, purchase or acquire, or make a liquidation payment with respect to the Company’s capital stock, or make any payment of principal or interest on, or repay, repurchase or redeem any debt securities of the Company that rank equally or junior to the TRUPS Debentures. Under the terms of the preferred stock, if the Company does not pay dividends for six quarterly dividend periods (whether or not consecutive), Treasury would be entitled to appoint two members to the Company’s board of directors. The eleventh payment deferral occurred in July, 2012, allowing Treasury the contractual right to appoint the two directors. Deferred payments compound for both the TRUPS Debentures and preferred stock. Although these expenses will be accrued on the consolidated income statements for the Company, deferring these interest and dividend payments preserves approximately $477,000 per quarter in cash for the Company.

In light of the Company's recent capital raise and improved financial performance, the Company now anticipates paying the deferred interest on the TRUPS and the deferred dividends on the CPP as early as the fourth quarter of 2012.

Off Balance Sheet Arrangements and Contractual Obligations

The Company, in the conduct of ordinary business operations routinely enters into contracts for services. These contracts may require payment for services to be provided in the future and may also contain penalty clauses for the early termination of the contracts. The Company is also party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Management does not believe that these off-balance sheet arrangements have a material current effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, but there is no assurance that such arrangements will not have a future effect. There have not been any material changes to the Off Balance Sheet Arrangements or Contractual Obligations since the filing of the 2011 10-K.

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
(b) Changes in Internal Control over Financial Reporting: In the three months ended September 30, 2012, there were no changes in Intermountain’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, Intermountain’s internal control over financial reporting.
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

The Company believes that there have been no material changes from risk factors previously discussed under “Part I - Item A - Risk Factors” in our Form 10-K for the year ended December 31, 2011 (the “2011 Annual Report”).  In addition to the other information set forth in this report, you should carefully consider the risks and uncertainties discussed in our 2011 Annual Report. These factors, as well as those that we do not know about, that we currently believe are immaterial, or that we have not predicted, could materially and adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report.

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

101*
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 is formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) the Unaudited Consolidated Statements of Changes in Cash Flows, (iv) the Unaudited Consolidated Statements of Comprehensive Income (Loss),and (v) the Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.

*	Furnished herewith

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERMOUNTAIN COMMUNITY BANCORP (Registrant)

November 9, 2012	By:	/s/ Curt Hecker
Date		Curt Hecker
President and Chief Executive Officer

November 9, 2012	By:	/s/ Doug Wright
Date		Doug Wright
Executive Vice President and Chief Financial Officer