Form 10-K
period 2012-12-31
INTERMOUNTAIN COMMUNITY BANCORP
filed 2013-03-08
CIK 1284506

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2012
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑
As of June 30, 2012, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the average of the bid and asked prices on such date as reported on the OTC Bulletin Board, was $41,849,548.
As of March 4, 2013, the number of shares outstanding of the registrant’s Voting Common Stock, no par value per share, was 2,603,606 and the number of shares outstanding of Non Voting Common Stock, no par value, was 3,839,688.

PART I — Financial Information
Forward-Looking Statements
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
     This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions that are not historical facts, such as the statements in this report regarding expected or projected growth, asset quality and losses, other income and operating expenses, and other statements identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “will likely," “should,” “projects,” “seeks,” “estimates” or words of similar meaning. These forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. In addition to the factors set forth in the sections titled “Risk Factors,” “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as applicable, in this report, the following factors, among others, could cause actual results to differ materially from the anticipated results:

•	deterioration in economic conditions that could result in increased loan and lease losses;

•	inflation and interest rate levels, and market and monetary fluctuations;

•	changes in market interest rates and spreads, which could adversely affect our net interest income and profitability;

•	trade, monetary and fiscal policies and laws, including interest rate and income tax policies of the federal government;

•	growth and acquisition strategies;

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

•	our ability to attract new deposits and loans and leases;

•	competitive market pricing factors;

•	our ability to comply with informal regulatory actions issued to us;

•	the effects of any further adverse regulatory action;

•	our ability to raise capital or incur debt on reasonable terms;

•	the risks associated with lending and potential adverse changes in credit quality;

•	risks associated with concentrations in real estate-related loans;

•	declines in real estate values supporting loan collateral;

•	increased loan delinquency rates;

•	the timely development and acceptance of our new products and services;

•	the willingness of customers to substitute competitors’ products and services for our products and services;

•	technological and management changes;

•	our ability to recruit and retain key management and staff;

•	changes in estimates and assumptions used in financial accounting;

•	our critical accounting policies and the implementation of such policies;

•	potential interruption or breach in security of our systems;

•	lower-than-expected revenue or cost savings or other issues in connection with mergers and acquisitions;

•	changes in consumer spending, saving and borrowing habits;

•	the strength of the United States economy in general and the strength of the local economies in which Intermountain conducts its operations;

•	stability of funding sources and continued availability of borrowings;

•	our success in gaining regulatory approvals, when required;

•	results of regulatory examinations that could restrict growth; and

•	our success at managing the risks involved in the foregoing.
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
Since opening in 1981, the Bank has continued to grow by opening additional branch offices throughout Idaho and has also expanded into the states of Oregon and Washington. During 1999, the Bank opened its first branch under the name of Intermountain Community Bank, a division of Panhandle State Bank, in Payette, Idaho. Over the next several years, the Bank continued to open branches under both the Intermountain Community Bank and Panhandle State Bank names. In January 2003, the Bank acquired a branch office from Household Bank F.S.B. located in Ontario, Oregon, which is now operating under the Intermountain Community Bank name. In 2004, Intermountain acquired Snake River Bancorp, Inc. (“Snake River”) and its subsidiary bank, Magic Valley Bank, and the Bank now operates three branches under the Magic Valley Bank name in south central Idaho. In 2005 and 2006, the Company continued to open branches in Idaho and eastern Washington.

In 2006, Intermountain also opened a Trust & Wealth Management division, and purchased a small investment company, Premier Alliance, which now operates under the name, Intermountain Community Investments. The acquisition and development of these services improves the Company’s ability to provide a full-range of financial services to its targeted customers.
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
In 2012, the Company successfully completed two capital raises for a net addition of $50.3 million, and completed a 10-for-1 reverse stock split. In early 2013, the Company's voting common stock moved from the “Over the Counter” exchange to the NASDAQ Capital Markets Exchange.

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
Intermountain has resolved many of the challenges created by the financial crisis and subsequent economic downturn of 2008-2011, and is now positioning itself to succeed in the economy and markets of the future. Its strengths provide the foundation for future growth and profitability, and lower risk exposure, and include the following:

•
A strong, loyal and low-cost deposit franchise with proven growth capabilities: 76% of Intermountain’s deposits at December 31, 2012 are in low-cost transaction accounts, resulting in a cost of funds that has consistently been below its peer group. Intermountain has maintained this low-cost deposit focus while growing since 1999 from the 8th ranked bank by deposit market share to the 3rd in the core markets it serves (Source: FDIC Deposit Market Share and Federal Financial Institutions Examination Council (“FFIEC”) Uniform Bank Performance Report (“UBPR”) data).

•
A sophisticated, and increasingly effective, risk management system and overall much lower risk exposure: Tempered by its experiences during the current downturn, Intermountain has developed a refined credit loss forecasting system, an integrated approach to credit, liquidity, capital and other risk factors, and a well-seasoned credit administration function. Its current non-performing asset (NPA) to total asset ratio ranks below many of its peers, and solvency and liquidity risk exposure is relatively low, especially given the addition of $50 million in new common equity raised in 2012.

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

Management believes that the economic and financial crises of the past several years have fundamentally changed the future landscape for community banks. In a slower growth, more conservative environment, further consolidation of the industry is inevitable. Those banks and management teams with strong market positions, solid infrastructure, and staying power will be able to capitalize on growth opportunities created by this changing environment, including potential acquisitions. Management has defined potential opportunities in terms of prospects within the Company’s core markets of north, southwest rural, and south central Idaho, and within its growth markets of Spokane, Boise, and contiguous eastern Washington and northern Idaho counties. While the Company cannot guarantee that it will pursue, or be successful in pursuing opportunities in this new environment, it believes it is increasingly well-positioned to succeed in the changing landscape.
Lending conditions are improving but still challenging, with moderate borrowing demand, keen competition for quality borrowers, historically low rates, and challenging appraisal conditions. Management is responding by diversifying its current portfolio and positioning for prudent growth opportunities. It believes these prospects will include pursuing attractive commercial credits in its markets, originating commercial real estate loans to strong borrowers at lower real estate prices, expanding and diversifying its agricultural portfolio, and expanding its already strong government-guaranteed loan marketing efforts. Compressed loan rates are likely to continue until either market rates increase or some market consolidation occurs. These conditions will be difficult for all financial institutions. However, management believes it is better positioned than many of its peers, given its low-cost of funds, strong market position and high levels of capital and liquidity.
We believe local deposit growth and pricing will continue to be a cornerstone of the Company’s success. As demonstrated by its past successes, the growth of low-cost core deposits has always been a focus. Management will continue this core focus, while pursuing opportunities to gain additional market share from larger banks and smaller, more stressed competitors in its defined core and growth markets. In the current constrained environment, management has taken strong steps to reduce its current deposit and borrowing rates, which will continue to produce lower interest expense in future periods. There is some additional opportunity to decrease the Company's cost of funds and interest expense by continuing to reprice down maturing CDs, and paying off or replacing higher rate wholesale funding vehicles.
Management continues to undertake significant efforts to improve its efficiency, with successful results demonstrated in its financial statements again in 2012. Management believes that it can continue to lower operating expenses in 2013 while maintaining the infrastructure that has been built for future Company expansion.
Non-interest revenue growth will remain challenged by new regulatory restrictions. However, management continues to take steps to expand and diversify its revenue sources. These include expanding its trust and investment service opportunities to both new and existing customers, increasing debit and credit card accounts and usage, and restructuring and enhancing its deposit and cash management service fees.

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
Primary Market Area
The Company conducts its primary banking business through its bank subsidiary, Panhandle State Bank. The Bank maintains its main office in Sandpoint, Idaho and has 18 other branches. In addition to the main office, seven branch offices operate under the name of Panhandle State Bank. Eight branches are operated under the name Intermountain Community Bank, a division of Panhandle State Bank, and three branches operate under the name Magic Valley Bank, a division of Panhandle State Bank. Sixteen of the Company’s branches are located in northern, southwestern and south central Idaho, two branches are located in Spokane, Washington, and one branch is located in eastern Oregon. The Company focuses its banking and other services on individuals, professionals, and small to medium-sized businesses throughout its market area.
After several challenging years, the Idaho economy continued to recover in 2012. The percentage increase in population in the state was the 4th fastest of any state over the period from 2000 to 2010, increasing by 21 percent during this time period. Although growth slowed in the 2010-2012 period, the 1.8% estimated growth rate still exceeded the national average for this time period. Population growth slowed in 2009 through 2011, with total 2011 growth estimated at 0.9% (Source: US Census Bureau). Based on U.S. Census Bureau estimates, the State is projected to sustain future population growth rates in excess of the national average for the next 10 years. Idaho experienced rapid employment growth during the period of 2000 to 2008 (14% versus U.S. 8%), sustained net job losses in 2009, and rebounded in the period from 2010 to 2012 (Source: Idaho Department of Labor). The unemployment rate at the end of 2012 was 6.6% down from 8.4% at the end of the prior year and below the national average of 7.8%. The Idaho Department of Labor forecasts employment rising between 14% and 16% between now and 2018. These prospects are based on a diverse economic base, including agriculture, health care, technology, light manufacturing, retirement, tourism, education and professional services segments, a low-cost of living and doing business, favorable state government policies, and a strong quality of life. The Oregon, Washington and California governments have all recently enacted unfriendly business policies, which should increase the attractiveness of doing business in Idaho. While Idaho has faced difficult state budget issues as well, the conservative legislature has balanced the budget without increasing taxes or creating new burdensome business regulations, and experienced an increase in tax revenues in both 2011 and 2012.
During the downturn, real estate valuations throughout the state demonstrated considerable variability, based on specific geographical location and type of property. During the period 2009-2011, Idaho experienced higher than average foreclosure rates and large declines in both residential and commercial real estate values. Conditions stabilized throughout the Company's market area in 2012, and residential and commercial real estate values are anticipated to increase moderately in 2013.
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
In general, the northern Idaho and eastern Washington economy lagged the rest of the country and state in terms of feeling the impacts of the recession. In 2010 and 2011, however, the recession caught up with the area. Unemployment rates exceeded 10% in both 2010 and 2011, but have improved markedly in 2012 to a region average of 8.1%. Diversification, strengthening mining prices, favorable business cost structures, continuing tourism activity and Canadian investment are all projected to have a continued positive impact on these local economies. Although Spokane weathered the jobs downturn a little better, it has not rebounded as quickly, with an unemployment rate of 8.6% in December 2012 (Washington State Employment Security Department Labor Market & Economic Analysis). Strength in health care, agri-business, private education, technology and transportation have offset losses in real estate, government and tourism-related industries. A large Caterpillar operation recently opened in Spokane, and there are several other promising biotechnology, health care and aerospace developments.
Data on real estate activity is limited for much of this region, but it generally appears that residential home prices declined 15% to 35% from their peak during the downturn, while lot prices fell 40% to 60% based on type of home and location. Prices for both homes and lots stabilized in 2012 and are now generally increasing at a moderate pace. Commercial real estate activity and pricing has softened, although there is not a significant overhang of commercial properties in this region. Intermountain holds 57% of its loans and 50% of its deposits in this region.
The second region served by the Bank encompasses two counties in southwestern Idaho (Payette, and Washington) and one county in southeastern Oregon (Malheur). The economies of these counties are primarily based on agriculture and related or supporting businesses. A variety of crops are grown in the area including beans, onions, corn, apples, peaches, cherries and sugar beets. Livestock, including cattle, sheep and pigs, are also raised. Agriculture has been strong over the past several years, cushioning the impact of the national downturn on these counties. Unemployment is historically high in this area, and stood at 8.4% in December 2012, but real estate values have held up much better, given the predominance of agricultural land in the region. Commercial real estate property is relatively limited and has not grown significantly. The Company holds 20% of its loans and 23% of its deposits in this region.
The third region, known as the greater Boise area, is comprised of two counties, Ada and Canyon. The cities of Boise, Nampa and Caldwell were hit hard earlier in the recession because of excessive residential and commercial real estate development, volatility in the area’s high-tech industries, and reductions in other corporate and state and local government activity. The local economy stabilized in 2011 and is now improving, as private sector hiring has picked up, government employment has stopped declining and much of the excess real estate inventory has been absorbed. Unemployment in the Boise Metropolitan Statistical area was 6.2% in December 2012, down from 9.9% in December 2010. After steep declines early in the recession, home prices stabilized in 2011 and increased moderately in 2012. There is still excess supply of commercial real estate, particularly office and retail, which will slow improvement in this sector. 11% of the Company’s loans and 10% of its deposits are in this region.
The fourth region served by the Bank encompasses two counties in south central Idaho (Twin Falls and Gooding), also known as the Magic Valley region. The economies of these counties are primarily based on agriculture and related or supporting businesses. A variety of crops are grown in the area including beans, peas, corn, hay, sugar beets and potatoes. Fish farms, dairies and beef cattle are also contributors to the local economy. The area is also experiencing growth in light manufacturing and retail development, including the opening of a significant new yogurt plant which is expected to add up to 1,000 direct jobs to the region after additional expansion.
Twin Falls’ strong agricultural base, along with its status as the commercial, medical, retail, retirement and services hub for the area has cushioned it somewhat from the impacts of the recession, resulting in a December 2012 unemployment rate of 5.9%. In addition, the region maintains a conservative character with little evidence of significant overbuilding or excess inventory. Residential valuation declines were relatively moderate, in the 5% to 20% range for homes and 20% to 50% range for development land, during the downturn and values are now increasing. The Company has 5% of its loans and 9% of its deposits in the Magic Valley region.
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
Intermountain has also segmented its market area into core and growth markets to facilitate future planning activities. The Company defines its core market as including the four counties of northern Idaho listed above, Canyon, Payette and Washington Counties in southwestern Idaho, Malheur County in eastern Oregon, and Gooding and Magic Valley Counties in Southwest Idaho. Deposits in this market totaled $6.2 billion, of which Intermountain held $700 million or 11.2% (Source: FDIC Survey of Banking Institutions). The Company’s growth markets consist of Spokane County in Washington, and Ada County in Idaho (where Boise is located), as well as counties contiguous to its existing markets in north Idaho and eastern Washington. Deposits in Ada and Spokane County totaled $12.6 billion at June 30, 2012 and Intermountain held a combined total of $39 million or 0.3% of deposits in these markets. The Company believes that it has significant future opportunities in these growth markets because of an established brand presence, strong market contacts in other banking institutions, and the presence of distressed competitors.
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
The Company has employed these competitive tools to grow market share over the past twelve years, since it began expanding beyond its Sandpoint, Idaho base. During this time period, the Company has grown from eighth overall in market share in its defined core markets to third, with a consolidated market share of 11.2%. As noted previously, the Spokane and Boise market areas represent potential future growth markets for the Company, as total market deposits in these two counties exceed by a two-to-one margin the total market deposits in the Company’s core markets. The Company has a relatively small, but growing presence in Spokane County with strong local market talent. The Company does not have any branches in Ada County, which includes Boise, but has a number of key managers who came from or worked in the Boise area. The Company also sees opportunities in the Idaho and eastern Washington counties contiguous to its current service area, as they contain a number of smaller struggling competitors, and management is familiar with many of the bankers and customers in these markets.
As discussed above, the Company’s principal market area is divided into four separate regions based upon population and the presence of banking offices. In northern Idaho/eastern Washington, the primary competitors include US Bank, Wells Fargo, Washington Trust Bank, Sterling Bank, Banner Bank and Bank of America, all large international or regional banks, and Idaho Independent Bank and Mountain West Bank, both community banks.
Primary competitors in the Company’s other regions in southwestern and south central Idaho and eastern Oregon include international or regional banks, US Bank, Wells Fargo, Key Bank, Bank of America, Banner Bank and Zions Bank, and community banks, Bank of the Cascades, Idaho Independent Bank, DL Evans Bank, First Federal Savings Bank and Farmers National Bank.
The severe economic downturn and additional regulatory changes are altering Intermountain’s competitive landscape. Many non-FDIC insured competitors, including residential mortgage brokers, commercial finance operations, and commercial real estate mortgage brokers have exited the market, while larger regional credit unions have aggressively expanded. Significant consolidation of the banking industry is forecast over the next few years, as smaller community banks face a constrained revenue environment and increasing costs and capital requirements. These events will likely present both opportunities and challenges to Intermountain. Previous sections have highlighted various opportunities that may arise, such as additional growth through attracting strong employees and customers from disaffected institutions, and potential acquisition opportunities. Potential challenges include stronger remaining competitors, additional regulatory constraints, and continuing low interest rates.
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
Loans for purchase, construction, rehabilitation or repurchase of commercial and industrial properties are also available through the Bank. The Bank makes commercial real estate loans for both owner and non-owner occupied properties, but favors owner-occupied loans. Non-owner occupied commercial real estate loans are restricted to projects with high occupancy and low loan-to-value ratios, and/or borrowers with established track records and the ability to fund potential project cash flow shortfalls from other income sources or liquid assets. Project due diligence is conducted by the Bank, to help provide for adequate contingencies, collateral and/or government guaranties. General underwriting requirements are dependent upon the type of property being taken as collateral and the occupancy status. For desirable property types, a minimum DSC of 1.25 and maximum LTV of 75% is required.
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
Investment Services
The Bank provides non-FDIC insured investment services through its Trust and Intermountain Community Investments divisions. Products offered to its customers include annuities, equity and fixed income securities, mutual funds, insurance products and brokerage services. The Bank offers these products in a manner consistent with the principles of prudent and safe banking and in compliance with applicable laws, rules, regulations and regulatory guidelines. The Bank earns fees for providing these services, either on a per-product basis or through a percentage of the balances invested.

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
The Company also offers numerous business services that improve its customers’ operations. Its online business product offerings allow companies to manage their financial operations efficiently from any location, including originating ACH entries for payroll, outgoing tax and other payments, and incoming collections. The system also allows transfers of funds to and from various accounts and operating credit lines. Credit card acceptance, remote deposit capture, night deposit and concentration account services make it more convenient for businesses to receive and deposit funds quickly, and the Company’s Check Collect service assists them in collecting on returned checks. Intermountain’s positive pay and credit card monitoring services help reduce fraud, and its employee benefits program enhances business customers’ existing benefits programs by providing valuable banking services to their employees at a reduced cost. These services are generally competitive with those offered by larger institutions. They provide additional fee income to Intermountain, and management is continually evaluating and adjusting pricing on these services to enhance future revenue.

Loan Portfolio
The loan portfolio is the largest component of earning assets, and is comprised of net loans receivable and loans held for sale. In 2012, net loans receivable, which includes loans the Company generally intends to keep until repayment or maturity, increased by $18.5 million, or 3.7%. Increases in commercial, commercial real estate and agricultural loans offset reductions in land, land development and multifamily loans. Loans held for sale, primarily residential real estate loans originated for sale in the secondary market, decreased by $3.9 million over the prior year, as the Company sold several larger residential loan pools before year end.
In 2012, the Company continued to aggressively resolve problem loans through workouts with borrowers, refinances from other sources, and/or collateral liquidation, resulting in additional improvements in the quality of its credit portfolio. Negative external credit factors have also moderated, allowing the Company to shift its focus to the origination of new loans. In general, the Company's underwriting standards remain more restrictive than prior to the recession and are more similar to standards existing prior to 2000.
Overall demand for commercial and commercial real estate loans has improved moderately, but high quality borrowers are being targeted by all competitors. In this difficult economic climate, the Bank continues to pursue quality conventional loans using conservative underwriting and control practices, and is actively marketing SBA, USDA and other financing assistance programs to borrowers who are financially weaker. Residential activity continued at a strong pace in 2012, with particularly strong refinancing activity in the second half of the year. Higher levels of activity in this sector is projected to continue in the first half of 2013. Bank lending staff continues to utilize relationship pricing models and other techniques to manage interest rate risk and customer profitability.
The Company’s average loan yield decreased from 5.94% in 2011 to 5.43% in 2012 as Federal Reserve actions, ongoing economic concerns and strong competition for quality borrowers compressed yields. These trends are projected to continue at least through 2013 and likely into 2014, constraining revenue growth for financial institutions.
Loan Portfolio Concentrations

The Bank continuously monitors concentrations of loan categories by industry, loan type, market area, borrower characteristics, collateral characteristics and other factors. Concentration guidelines are established and then approved by the Board of Directors at least annually, and are reviewed by management and the Board monthly. Circumstances affecting industries and market areas where concentrations exist are reviewed as to their current and potential impact, and appropriate strategies are implemented to mitigate potential risk.
Construction and Development Loans
Management has focused over the past several years on shifting the mix of the loan portfolio away from a relatively high concentration in residential construction, acquisition and development loans to a more balanced mix of commercial, agriculture, commercial real estate, and residential real estate loans. It has done this through a combination of more conservative underwriting practices on construction and land development lending, limited marketing, and aggressive resolution and disposal of loans in these categories. As a result, combined loan balances in the commercial construction, land and land development, and residential construction categories have declined by $11.5 million from December 31, 2011 to December 31, 2012 and by $34.6 million from December 31, 2010 to December 31, 2011.
After the aggressive reduction efforts of the last few years, the land development and construction loan components pose much lower concentration risk for the total loan portfolio. Management plans to continue resolving remaining problem loans in this sector and applying prudent underwriting standards to new loan requests.
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
Agricultural Loans
The agricultural portfolio represents a larger percentage of the loans in the Bank’s southern Idaho region. At December 31, 2012, agricultural loans and agricultural real estate loans totaled $86.0 million or 16.3% of the total loan portfolio. The agricultural portfolio consists of loans secured by livestock, crops and real estate. To mitigate credit risk, specific underwriting is applied to retain only borrowers that have proven track records in the agricultural industry. Many of Intermountain’s agricultural borrowers are third or fourth generation farmers and ranchers with limited real estate debt, which reduces overall debt coverage requirements and provides extra flexibility and collateral for equipment and operating borrowing needs. In addition, the Bank has hired senior lenders with significant experience in agricultural lending to administer these loans. Further mitigation is provided through frequent collateral inspections, adherence to farm operating budgets, and annual or more frequent review of financial performance. The Company has minimal exposure to the dairy industry, the one significant agricultural segment that has been under more pressure for the past few years.
Commercial Real Estate Loans
Difficult economic conditions and oversupply in certain segments continue to create risk in the commercial real estate portfolio, although this risk appears to have moderated in 2012 with moderate improvement in economic conditions and valuations. In comparison to peers, the Company has less overall exposure to commercial real estate and a stronger mix of owner-occupied (where the borrower occupies and operates in at least part of the building) versus non-owner occupied loans. The loans represented in this category are spread across the Company’s footprint, and there are no significant concentrations by industry type or borrower. The most significant property types represented in the portfolio are office 23.2%, industrial 14.6%, retail 10.1%, and health care 12.0%. The other 40.1% is a mix of property types with smaller concentrations, including religious facilities, auto-related properties, restaurants, convenience stores, storage units, motels and commercial investment land.
While 66% of the Company’s commercial real estate portfolio is in its Northern Idaho/Eastern Washington region, this region is a large and diverse region with differing local economies and real estate markets. Given this diversity, and the diversity of property types and industries represented, management does not believe that this concentration represents a significant concentration risk.

Non-owner occupied commercial real estate loans are made only in cases where project debt service coverage and loan to value ratios are very strong or to borrowers with established track records and the ability to fund potential project cash flow shortfalls from other income sources or liquid assets. Project due diligence is conducted by the Bank, to help provide for adequate contingencies, collateral and/or government guaranties. The Company has largely avoided speculative financing of investment properties, particularly of the types most vulnerable in the downturn, including investment office buildings and retail strip developments. Management believes geographic, borrower and property-type diversification, and prudent underwriting and monitoring standards applied by seasoned commercial lenders mitigate concentration risk in this segment.
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
As of December 31, 2012, the risk grades range from cash equivalent secured loans (Risk Grade “1”) to “loss” (Risk Grade “8”). Risk Grades “3”, “5”, “6”, “7” and “8” closely reflect the FDIC’s definitions for “satisfactory,” “special mention,” “substandard”, “doubtful” and “loss”, respectively. Risk Grade “4” is an internally designated “watch” category. At December 31, 2012, the Company had $0 in the special mention, $24.9 million in the substandard and $0 in the doubtful and loss loan categories. At December 31, 2011, the Company had $1.4 million in the special mention, $53.2 million in the substandard and $0 in the doubtful and loss loan categories.
Overall, classified loans (loans with risk grades 6, 7, or 8) decreased from $53.2 million at the end of 2011 to $24.9 million at the end of 2012. The significant decrease reflected aggressive workout and problem loan reduction efforts in 2012, resulting in a significant reduction in the overall loss exposure of the portfolio.
Non-accrual loans are those loans that have become delinquent for more than 90 days (unless well-secured and in the process of collection). Placement of loans on non-accrual status does not necessarily mean that the outstanding loan principal will not be collected, but rather that timely collection of principal and interest is in question. Total non-accrual loans decreased from $9.2 million at December 31, 2011 to $6.5 million at the end of 2012. When a loan is placed on non-accrual status, interest accrued but not received is reversed. The amount of interest income which was reversed from income in fiscal years 2012, 2011, 2010, 2009, and 2008 on non-accrual and other problem loans was approximately $440,000, $405,000, $794,000, $1.9 million, and $465,000, respectively. A non-accrual loan may be restored to accrual status if it is brought current and has performed in accordance with contractual terms for a reasonable period of time, and the collectability of the total contractual principal and interest is no longer in doubt.
Troubled debt restructure loans ("TDRs") are those loans that have been modified in response to distressed borrower conditions. TDRs totaled $6.7 million at year end 2012 versus $7.2 million at the end of the prior year.
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
(Dollars in thousands)

	December 31, 2012
	Percent of Loans to Total Loans	Gross Loans	Allowance	Non-Accrual Loans
Commercial loans	22.95%	$121,307	$2,156	$4,042
Commercial real estate loans	35.35%	186,844	2,762	1,716
Commercial construction loans	0.72%	3,832	101	—
Land and land development loans	5.92%	31,278	1,197	246
Agriculture loans	16.26%	85,967	228	98
Multifamily loans	3.13%	16,544	51	—
Residential real estate loans	11.35%	60,020	1,144	423
Residential construction loans	0.18%	940	24	—
Consumer loans	1.82%	9,626	202	4
Municipal loans	2.32%	12,267	78	—
Totals	100.00%	$528,625	$7,943	$6,529

	December 31, 2011
	Percent of Loans to Total Loans	Gross Loans	Allowance	Non-Accrual Loans
Commercial loans	21.45%	$110,395	$2,817	$3,686
Commercial real estate loans	32.56%	167,586	4,880	2,303
Commercial construction loans	1.23%	6,335	500	46
Land and land development loans	7.48%	38,499	2,273	2,652
Agriculture loans	15.80%	81,316	172	187
Multifamily loans	5.06%	26,038	91	—
Residential real estate loans	11.44%	58,861	1,566	401
Residential construction loans	0.53%	2,742	59	—
Consumer loans	2.30%	11,847	295	17
Municipal loans	2.15%	11,063	37	—
Totals	100.00%	$514,682	$12,690	$9,292

	December 31, 2010
	Percent of Loans to Total Loans	Gross Loans	Allowance	Non-Accrual Loans
Commercial loans	21.31%	$122,656	$2,925	$3,859
Commercial real estate loans	30.50%	175,559	3,655	3,566
Commercial construction loans	3.12%	17,951	540	71
Land and land development loans	10.59%	60,962	2,408	1,910
Agriculture loans	15.18%	87,364	779	582
Multifamily loans	4.59%	26,417	83	—
Residential real estate loans	10.57%	60,872	1,252	964
Residential construction loans	0.56%	3,219	65	110
Consumer loans	2.45%	14,095	613	389
Municipal loans	1.13%	6,528	135	—
Totals	100.00%	$575,623	$12,455	$11,451

	December 31, 2009
	Percent of Loans to Total Loans	Gross Loans	Allowance	Non-Accrual Loans
Commercial loans	19.57%	$131,562	$4,785	$2,653
Commercial real estate loans	25.69%	172,726	3,827	3,209
Commercial construction loans	6.78%	45,581	1,671	3,135
Land and land development loans	13.18%	88,604	2,707	5,724
Agriculture loans	16.40%	110,256	1,390	447
Multifamily loans	2.69%	18,067	26	135
Residential real estate loans	9.75%	65,544	1,412	2,872
Residential construction loans	2.47%	16,626	170	205
Consumer loans	2.72%	18,287	539	88
Municipal loans	0.75%	5,061	81	—
Totals	100.00%	$672,314	$16,608	$18,468

	December 31, 2008
	Percent of Loans to Total Loans	Gross Loans	Allowance	Non-Accrual Loans
Commercial loans	82.81%	$636,982	$14,277	$22,783
Residential loans	13.51%	103,937	1,653	3,491
Consumer loans	3.02%	23,245	452	91
Municipal loans	0.66%	5,109	51	—
Totals	100.00%	$769,273	$16,433	$26,365

In the table above, commercial loans for 2008 include commercial real estate loans, as well as residential land, subdivision acquisition and development, and builder loans, where the borrower is not a consumer.

The loan portfolio is segregated into loans for which a specific reserve is calculated by management, and loans for which a reserve is calculated using an allowance model. For loans with a specific reserve, management evaluates each loan and derives the reserve based on such factors as expected collectability, collateral value and guarantor support. For loans with reserves calculated by the model, the model mathematically derives a base reserve allocation for each loan using probability of default and loss given default rates based on both historical company and regional industry experience. This base reserve allocation is then modified by management considering factors such as the current economic environment, portfolio delinquency trends, collateral valuation trends, quality of underwriting and quality of collection activities. The reserves derived from the model are reviewed and modified by management, then added to the reserve for specifically identified loans to produce the total reserve. Management believes that this methodology provides a reasonable, reliable and verifiable reserve calculation and is in compliance with regulatory and accounting guidance. The Bank’s total allowance for loan losses was 1.50% of total loans at December, 31, 2012 and 2.47% of total loans at December 31, 2011. The decrease in the ratio reflects the substantial reduction in classified loans during the year and an overall reduction in both default and loss-given-default rates in the portfolio as a whole. Net chargeoffs totaled $9.1 million in 2012 compared to a loan loss provision of $4.3 million, as the Company resolved and charged off a number of loans that had previously been reserved for.
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
Loan Maturity and Repricing Information
The following table details loan maturity and repricing information for fixed and variable rate loans.
Maturity and Repricing for the Bank’s
Loan Portfolio at December 31, 2012

Loan Repricing	Fixed Rate	Variable Rate	Total Loans
	(Dollars in thousands)
0-90 days	$22,413	$150,747	$173,160
91-365 days	43,317	18,387	61,704
1 year-5 years	130,189	69,673	199,862
5 years or more	83,602	10,297	93,899
Total	$279,521	$249,104	$528,625

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
The carrying value of the available-for-sale securities portfolio increased 27.9% to $280.2 million at December 31, 2012 from $219.0 million at December 31, 2011, and now represents 28.9% of total assets. The carrying value of the held-to-maturity securities portfolio decreased 8.2% to $14.8 million at December 31, 2012 from $16.1 million at December 31, 2011. During 2012, the Company deployed funds from its successful capital raises and from deposit increases into the investment portfolio. Given continued challenging market conditions for fixed income securities in 2012, the Company focused on maintaining high credit quality and moderate duration. Opportunities to prudently pick up yield were limited in 2012, and the Company used a modified barbell strategy in which it balanced purchases of longer-term municipal and agency securities with shorter term and floating rate investments. The average duration of the available for sale and the held-to-maturity portfolios was approximately 3.6 years and 4.8 years, respectively on December 31, 2012, compared to 3.1 years and 5.6 years, respectively on December 31, 2011. The average duration differs from the investment’s contractual maturity as average duration takes into account estimated prepayments. Reinvestment rates are substantially lower than a year ago and likely to remain low at least through 2013, which will place pressure on the Company's investment yield. In addition, record low mortgage rates are accelerating prepayment speeds on the Company's mortgage-backed holdings, resulting in accelerated premium amortization and lower reinvestment rates.
As noted above, available-for-sale securities are required by generally accepted accounting principles to be accounted for at fair value (See Note 20 “Fair Value of Financial Instruments” in the Company’s Consolidated Financial Statements for more information).
Market data and pricing on similar assets were used to value securities totaling $269.9 million classified as available for sale as of December 31, 2012. For these securities, the Company obtained fair value measurements from an independent pricing service and internally validated these measurements. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus, prepayment speeds, credit information and the bond’s terms and conditions, among other things.
The available for sale portfolio also includes $10.2 million in super senior or senior tranche collateralized mortgage obligations not backed by a government or other agency guarantee. These securities are collateralized by fixed rate prime or Alt A mortgages, are structured to provide credit support to the senior tranches, and are carefully analyzed and monitored by management. Because of disruptions in the current market for non-government agency guaranteed mortgage-backed securities and CMOs, a less active market existed for these securities at December 31, 2012. This is evidenced by a wider bid-ask spread for these types of securities and the smaller volume of actual trades made. As a result, less reliance can be placed on easily observable market data, such as pricing on transactions involving similar types of securities, in determining their current fair value. As such, significant adjustments were required to determine the fair value at the December 31, 2012 measurement date.
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

The following table displays investment securities balances and repricing information for the total portfolio:

Investment Portfolio Detail

Carrying Value as of December 31,	2012 Amount	Percent Change Previous Year	2011 Amount	Percent Change Previous Year	2010 Amount
	(Dollars in thousands)
U.S. treasury securities and obligations of government agencies	$—	—%	$—	(100.00)%	$3,894
Mortgage-backed securities & collateralized mortgage obligations (“CMOs”)	196,200	7.86%	181,903	4.57%	173,957
SBA Pools	20,320	—%	—	—%	—
State and municipal bonds	78,475	47.29%	53,279	94.12%	27,447
Total	$294,995	25.43%	$235,182	14.56%	$205,298
Available-for-Sale	280,169	27.91%	219,039	19.64%	183,081
Held-to-Maturity	14,826	(8.16)%	16,143	(27.34)%	22,217
Total	$294,995	25.43%	$235,182	14.56%	$205,298

Investments held as of December 31, 2012

Mature as follows:

	One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
U.S. treasury securities and obligations of government agencies	$—	—%	$—	—%	$—	—%	$—	—%	$—	—%
Mortgage-backed securities & CMOs	—	—%	17,844	4.04%	21,233	2.04%	157,123	2.15%	196,200	2.31%
SBA Pools	—	—%	—	—%	—	—%	20,320	1.62%	20,320	1.62%
State and municipal bonds (tax — equivalent)	503	6.31%	5,600	3.61%	19,044	3.38%	53,328	4.27%	78,475	4.20%
Total	$503	6.31%	$23,444	3.94%	$40,277	2.68%	$230,771	2.59%	$294,995	2.72%

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
Intermountain’s investment portfolios are managed to provide and maintain liquidity; to maintain a balance of high quality, diversified investments to minimize risk; to offset other asset portfolio elements in managing interest rate risk; to provide collateral for pledging; and to maximize risk-adjusted returns. At December 31, 2012, the Company does not intend to sell any of its available-for-sale securities that have a loss position and it is not likely that it will be required to sell the available-for-sale securities before the anticipated recovery of their remaining amortized cost. However, unforeseen changes in credit risk or other types of portfolio risk could cause management to change its position and sell individual securities on a case-by-case basis.
See Note 20 “Fair Value of Financial Instruments” in the Company’s Consolidated Financial Statements for more information on the calculation of fair or carrying value for the investment securities.
Fed Funds Sold & Cash Equivalents
The Bank held $53.4 million in interest-bearing cash equivalents at December 31, 2012, with the bulk of it deposited at the Federal Reserve. This compares to $82.2 million in interest-bearing cash equivalents at December 31, 2011, as funds were deployed into the loan and investment portfolios in 2012. In 2011 and 2012, excess funds were held at the Federal Reserve as opposed to Fed Funds Sold at a correspondent bank as there was a higher yield on the excess funds at the Federal Reserve.

Deposits

	December 31, 2012		December 31, 2011
Deposit Composition & Trends	Amount	%	Amount	%
	(Dollars in thousands)
Non-interest bearing demand accounts	$254,979	34.0%	$190,074	26.1%
Interest bearing demand accounts 0.0% to 1.15%	99,623	13.3%	—	—%
NOW accounts	—	—%	107,476	14.7%
Money market 0.0% to 4.07%	213,155	28.5%	201,237	27.6%
Savings and IRA 0.0% to 4.91%	75,788	10.1%	73,493	10.1%
Certificate of deposit accounts (CDs)	43,535	5.8%	59,199	8.1%
Jumbo CDs	56,228	7.5%	56,177	7.7%
Brokered CDs	5,200	0.7%	37,000	5.1%
CDARS CDs to local customers	426	0.1%	4,717	0.6%
Total deposits	$748,934	100.0%	$729,373	100.0%
Weighted average interest rate on certificates of deposit		1.28%		1.23%
Core Deposits as a percentage of total deposits (1)		91.7%		86.2%
Deposits generated from the Company’s market area as a % of total deposits		99.3%		94.9%
_______________________________________

(1)	Core deposits consist of non-interest bearing checking, interest-bearing checking, money market, and savings accounts, and retail certificate of deposit accounts of less than $100,000.
Deposits totaled $748.9 million, representing 87.3% of the Bank’s liabilities at December 31, 2012. Total deposits increased 2.7% in 2012, as increases in demand and money market balances offset reductions in higher-priced retail and brokered CDs. NOW account balances were transferred to interest-bearing demand deposits, as regulatory changes effective in 2012 eliminated the need to maintain NOW accounts, particularly for commercial customers. Given the high level of liquid assets, the Company continued to price down its deposit portfolio and allowed brokered, collateralized and single-service deposit accounts to run off or convert to non-FDIC insured investments. Non-interest bearing demand deposits increased, reflecting sustained growth in business and agriculture deposits, but also included approximately $30.1 million in temporary shifts in the Company's money market deposits and other customer investment funds used to pay taxes and dividends at year end. Total transaction account deposits (demand, NOW and money market) comprise 75.8% of total deposits, a percentage that exceeds peer group averages. The Company continues to emphasize growth in low-cost transaction account balances to minimize its cost of funding and enhance fee income and other cross-selling opportunities.
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
Business checking, money market and savings balances comprise about 47% of total non-maturity deposits, and consumer accounts about 53%. The Company emphasizes balanced growth of both business and consumer deposits in its markets to diversify its funding sources. Consumer deposit growth is largely driven by branch marketing efforts in the communities served. Intermountain also employs specialized staff who target the acquisition of business deposit accounts and other fee-related services. With the exception of the secured savings program noted below, the Company is not reliant on any one depositor or small group of depositors, with the largest single depositor making up less than 1% of overall company deposits.
The Company currently holds $13.4 million in deposits used to secure credit cards marketed and maintained by another bank under a contractual arrangement. The contractual arrangement terminated in November, 2009 and was replaced by a transitional contract allowing the provider sufficient time to migrate the credit cards into an unsecured status or move these deposits into its own organization. This movement is anticipated to occur in early 2013 resulting in the loss of these deposit balances.

The following table details re-pricing information for the Bank’s time deposits with minimum balance of $100,000 at December 31, 2012 (in thousands):

Maturities/Repricing
Less than three months	$13,786
Three to six months	9,348
Six to twelve months	8,654
Over twelve months	30,246
$62,034

By repricing its portfolio, the Company succeeded in lowering the 2012 interest cost on its deposits by 0.17%. This resulted in overall liability interest costs to the Bank being 0.27% below the average of its peer group as of December 31, 2012 (Source: FFIEC Uniform Bank Performance Report ("UBPR") for December 31, 2012). Given the current compressed market rate environment, management believes that this improvement and its overall competitive standing positions the Company comparatively well for future periods.
Borrowings
As part of the Company’s funds management and liquidity plan, the Bank has arranged to have short-term and long-term borrowing facilities available. The short-term and overnight facilities are federal funds purchasing lines as reciprocal arrangements to the federal funds selling agreements in place with various correspondent banks. At December 31, 2012, the Bank had overnight unsecured credit lines of $45.0 million available. For additional long and short-term funding needs, the Bank has credit available from the Federal Home Loan Bank of Seattle (“FHLB”), limited to a percentage of its total regulatory assets and subject to collateralization requirements and a blanket pledge agreement. It also has a “Borrower in Custody” line set up with the Federal Reserve Bank, subject to collateralization requirements.
At December 31, 2012 the Bank had a $4.0 million FHLB advance at 3.11% that matures in September 2014 and the ability to borrow an additional $107.3 million from the FHLB.
The Bank has the ability to borrow up to $17.9 million on a short term basis from the Federal Reserve Bank under the Borrower in Custody program, utilizing commercial loans as collateral. At December 31, 2012, the Bank had no borrowings outstanding under this line.
Securities sold under agreements to repurchase, which are classified as other secured borrowings, generally are short-term agreements. These agreements are treated as financing transactions and the obligations to repurchase securities sold are reflected as a liability in the consolidated financial statements. The dollar amount of securities underlying the agreements remains in the applicable asset account. All of the Company's current repurchase agreements are with municipal customers in its local markets and mature on a daily basis. These agreements had a weighted average interest rate of 0.32%, 0.33%, and 0.27%, at December 31, 2012, 2011, and 2010, respectively. The average balances of securities sold subject to repurchase agreements were $63.4 million, $81.4 million, and $87.2 million during the years ended December 31, 2012, 2011, and 2010, respectively. The maximum amount outstanding at any month end during these same periods was $77.5 million, $111.8 million, and $105.1 million, respectively. The decrease in the repurchase amounts during 2012 reflected generally lower municipal repurchase demand in 2012. At December 31, 2012, 2011, and 2010, the Company pledged as collateral certain investment securities with aggregate amortized costs of $76.5 million, $106.0 million, and $126.2 million, respectively. These investment securities had market values of $76.9 million, $108.9 million, and $128.7 million at December 31, 2012, 2011 and 2010, respectively.
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
In March 2004, the Company issued $8.0 million of additional Trust Preferred securities through a second subsidiary, Intermountain Statutory Trust II. This debt was callable by the Company starting in April 2009, bears interest on a variable basis tied to the 90-day LIBOR index plus 2.8%, and matures in April 2034. In July of 2008, the Company entered into a cash flow swap transaction with Pacific Coast Bankers Bank, by which the Company effectively pays a fixed rate on these securities of 7.38% through October 2013 (see Note 19 in the Company’s Consolidated Financial Statements for more information on this swap). Funds received from this borrowing were used to support planned expansion activities during 2004, including the Snake River Bancorp acquisition.

During the third quarter of 2009, the Board of Directors of the Company approved the deferral of regularly scheduled interest payments on its outstanding Junior Subordinated Debentures related to its Trust Preferred Securities (“TRUPS Debentures”), beginning in December 2009. The Company is permitted to defer payments of interest on the TRUPS Debentures for up to 20 consecutive quarterly periods without default. During the deferral period, the Company may not pay any dividends or distributions on, or redeem, purchase or acquire, or make a liquidation payment with respect to the Company’s capital stock, or make any payment of principal or interest on, or repay, repurchase or redeem any debt securities of the Company that rank equally or junior to the TRUPS Debentures. Deferred payments compound for the TRUPS Debentures. The Company repaid the deferred interest payments on its TRUPs debentures in December 2012 and January 2013 and intends to pay its interest payments as scheduled in the future.
Employees
The Company employed 270 full-time equivalent employees at December 31, 2012, down from 280 at the end of 2011 and 349 at the end of 2010. None of the employees are represented by a collective bargaining unit and the Company believes it has good relations with its employees. The Company reduced full-time equivalent employees during both 2012 and 2011 as part of an operating expense reduction strategy.
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

Dividends
The principal source of the Company's cash is from dividends received from the Bank, which are subject to government regulation and limitations. Regulatory authorities may prohibit banks and bank holding companies from paying dividends in a manner that would constitute an unsafe or unsound banking practice or would reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. Idaho law also limits a bank's ability to pay dividends subject to surplus reserve requirements. Additionally, current guidance from the Federal Reserve provides, among other things, that dividends per share on the Company's common stock generally should not exceed earnings per share, measured over the previous four fiscal quarters. The Company entered into an informal agreement with the Federal Reserve and the Idaho Department of Finance, which requires the Company to obtain advance approval from the Federal Reserve and the Idaho Department of Finance prior to paying any dividends. In addition, the Company is subject to contractual restrictions that limit our ability to pay dividends on our common stock, including those contained in the securities purchase agreement between us and the United States Department of the Treasury.

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
Risk-based Capital Ratios. The adequacy of an institution's capital is determined primarily with reference to the institution's risk-weighted assets. The guidelines assign risk weightings to an institution's assets in an effort to quantify the relative risk of each asset and to determine the minimum capital required to support that risk. An institution's risk-weighted assets are then compared with its Tier I capital and total capital to arrive at a Tier I risk-based ratio and a total risk-based ratio, respectively. The guidelines provide that an institution must have a minimum Tier I risk-based ratio of 4% and a minimum total risk-based ratio of 8%.
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

Troubled Asset Relief Program
The Treasury established the TARP Capital Purchase Program (“CPP”) to provide direct equity investment in qualified financial institutions during the recent financial crisis. The program requires participating institutions to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. Under the CPP, the Treasury made an equity investment in the Company through its purchase of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series A.

Deposit Insurance
The Bank's deposits are insured under the Federal Deposit Insurance Act, up to the maximum applicable limits and are subject to deposit insurance assessments designed to tie what banks pay for deposit insurance to the risks they pose. The Dodd-Frank Act broadened the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital. In addition, the Dodd-Frank Act raised the minimum designated reserve ratio (the FDIC is required to set the reserve ratio each year) of the Deposit Insurance Fund (“DIF”) from 1.15% to 1.35%; requires that the DIF meet that minimum ratio of insured deposits by 2020; and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. The FDIC has established a higher reserve ratio of 2% as a long-term goal beyond what is required by statute. The deposit insurance assessments to be paid by the Bank could increase as a result.
Insurance of Deposit Accounts. The Emergency Economic Stabilization Act of 2008 (“EESA”) included a provision for a temporary increase from $100,000 to $250,000 per depositor in deposit insurance. The temporary increase was made permanent under the Dodd-Frank Act. The FDIC insurance coverage limit applies per depositor, per insured depository institution for each account ownership category. EESA also temporarily raised the limit on federal deposit insurance coverage to an unlimited amount for non-interest or low-interest bearing demand deposits. Unlimited coverage for non-interest transaction accounts expired December 31, 2012.

Recent Legislation
As a result of the recent financial crises, on July 21, 2010 the Dodd-Frank Act was signed into law. The Dodd-Frank Act significantly changed the bank regulatory structure and is affecting the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies, including the Company and the Bank. The full impact of the Dodd-Frank Act may not be known for years. Some of the provisions of the Dodd-Frank Act that may impact our business are summarized below.
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
Prohibition Against Charter Conversions of Troubled Institutions. The Dodd-Frank Act generally prohibits a depository institution from converting from a state to federal charter, or vice versa, while it is subject to an enforcement action unless the bank seeks prior approval from its regulator and complies with specified procedures to ensure compliance with the enforcement action.
Consumer Financial Protection Bureau. The Dodd-Frank Act created a new, independent federal agency called the Bureau of Consumer Financial Protection (“CFPB”).  The CFPB has broad rulemaking, supervision and enforcement authority for a wide range of consumer protection laws applicable to banks and thrifts with greater than $10 billion in assets. Smaller institutions are subject to certain rules promulgated by the CFPB but will continue to be examined and supervised by their federal banking regulators for compliance purposes.
Repeal of Demand Deposit Interest Prohibition. The Dodd-Frank Act repeals the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

Proposed Legislation
General. Proposed legislation is introduced in almost every legislative session. Certain of such legislation could dramatically affect the regulation of the banking industry. We cannot predict if any such legislation will be adopted or if it is adopted how it would affect the business of the Company or the Bank. Recent history has demonstrated that new legislation or changes to existing laws or regulations usually results in a greater compliance burden and therefore generally increases the cost of doing business.
Basel III. Basel III updates and revises significantly the current international bank capital accords (so-called “Basel I” and “Basel II”). Basel III is intended to be implemented by participating countries for large, internationally active banks. However, standards consistent with Basel III will be formally implemented in the United States through a series of regulations, some of which may apply to other banks. Among other things, Basel III creates “Tier 1 common equity,” a new measure of regulatory capital closer to pure tangible common equity than the present Tier 1 definition. Basel III also increases minimum capital ratios. Capital buffers are added to each capital ratio to enable banks to absorb losses during a stressed period while remaining above their regulatory minimum ratios. The full impact of the Basel III rules cannot be determined at this time as many regulations are still being written and the implementation date has not yet been finalized.

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
The national economy and the financial services sector in particular, are still facing significant challenges. Substantially all of our loans are to businesses and individuals in northern, southwestern and south central Idaho, eastern Washington and southwestern Oregon, markets facing many of the same challenges as the national economy, including continued relatively high levels of unemployment and a slow recovery in commercial and residential real estate. Although some economic indicators are moderately improved both nationally and in the markets we serve, unemployment remains high and there remains substantial uncertainty regarding when and how strongly a sustained economic recovery will occur. A further deterioration in economic conditions in the nation as a whole or in the markets we serve could result in the following consequences, any of which could have an adverse impact, which may be material, on our business, financial condition, results of operations and prospects, and could also cause the market price of our stock to decline:

•	economic conditions may worsen, increasing the likelihood of credit defaults by borrowers;

•	loan collateral values, especially as they relate to commercial and residential real estate, may decline, thereby increasing the severity of loss in the event of loan defaults;

•	nonperforming assets and write-downs of assets underlying troubled credits could adversely affect our earnings;

•	demand for banking products and services may decline, including services for low cost and non-interest-bearing deposits; and

•	changes and volatility in interest rates may negatively impact the yields on earning assets and the cost of interest-bearing liabilities.

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
In December 2012, the Financial Accounting Standards Board ("FASB") issued an exposure draft on "Subtopic 825-15 Financial Instruments - Credit Losses" which, if approved as proposed, substantially changes the methodology for calculating the allowance for loan loss. As noted in the exposure draft, "The proposed amendments would require an entity to impair its existing financial assets on the basis of the current estimate of contractual cash flows not expected to be collected on financial assets held at the reporting date. This impairment would be reflected as an allowance for expected credit losses. The proposed amendments would remove the existing "probable" threshold in U.S. generally accepted accounting principles (GAAP) for recognizing credit losses and broaden the range of information that must be considered in measuring the allowance for expected credit losses. More specifically, the estimate of expected credit losses would be based on relevant information about past events, including historical loss experience with similar assets, current conditions, and reasonable and supportable forecasts that affect the expected collectibility of the assets' remaining contractual cash flows." The potential impacts of any final proposal approved are still unknown at this time, but the new methodology may require the Company to increase its allowance for loan loss.
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
Concentration in real estate loans and any further deterioration in the real estate markets we serve could require material increases in our allowance for loan losses and adversely affect our financial condition and results of operations.
The sluggish recovery of the economy continues to affect our market areas. At December 31, 2012, 60.7% of our loans were secured with real estate as the primary collateral. Any further deterioration or a continued slow recovery in the local economies we serve could have a material adverse effect on our business, financial condition and results of operations due to a weakening of our borrowers' ability to repay these loans and a decline in the value of the collateral securing them. In light of the continuing effects of the recent economic downturn, real estate values have been significantly affected. As we have experienced, significant declines in real estate collateral can occur quite suddenly as new appraisals are performed in the normal course of monitoring the credit quality of the loan. Significant declines in the value of real estate collateral due to new appraisals can occur due to declines in the real estate market, changes in methodology applied by the appraiser, and/or using a different appraiser than was used for the prior appraisal. Our ability to recover on these loans by selling or disposing of the underlying real estate collateral is adversely impacted by declining real estate values, which increases the likelihood we will suffer losses on defaulted loans secured by real estate beyond the amounts provided for in the allowance for loan losses. This, in turn, could require material increases in our allowance for loan losses and adversely affect our financial condition and results of operations, perhaps materially.

Our ability to receive dividends from our banking subsidiary accounts for most of our revenue and could affect our liquidity and ability to pay future dividends.
We are a separate and distinct legal entity from our banking subsidiary, Panhandle State Bank. We receive substantially all of our revenue from dividends from our banking subsidiary. Under normal circumstances, these dividends are the principal source of funds to fund holding company expenses and pay dividends on our common and preferred stock and principal and interest on our outstanding debt. The other primary sources of liquidity for the parent Company are capital or borrowings. Various federal and/or state laws and regulations limit the amount of dividends that the Bank may pay us. For example, Idaho law limits a bank's ability to pay dividends subject to surplus reserve requirements. Also, our right to participate in a distribution of assets upon a subsidiary's liquidation or reorganization is subject to the prior claims of the subsidiary's creditors. Limitations on our ability to receive dividends from our subsidiary could have a material adverse effect on our liquidity and on our ability to pay future dividends on common or preferred stock. Additionally, if our subsidiary's earnings are not sufficient to make dividend payments to us while maintaining adequate capital levels, we may not be able to make future dividend payments to our common and preferred shareholders or principal and interest payments on our outstanding debt.
As of January 7, 2013 we are current on our dividend payments on our trust preferred securities and Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”). However, in the future, if we do not make payments on our trust preferred securities for over 20 consecutive quarters, we could be in default under those securities.
A tightening of credit markets and liquidity risk could adversely affect our business, financial condition and results of operations.
A tightening of the credit markets or any inability to obtain adequate funds for continued loan growth at an acceptable cost could negatively affect our asset growth and liquidity position and, therefore, our earnings capability. In addition to core deposit growth, maturity of investment securities and loan payments, the Bank also relies on alternative funding sources including unsecured borrowing lines with correspondent banks, borrowing lines with the Federal Home Loan Bank and the Federal Reserve Bank, public time certificates of deposits and out of area and brokered time certificates of deposit. Our ability to access these sources could be impaired by deterioration in our financial condition as well as factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations for the financial services industry or serious dislocation in the general credit markets. In the event such disruption should occur, our ability to access these sources could be negatively affected, both as to price and availability, which would limit, and/or potentially raise the cost of, the funds available to the Company.
The FDIC has increased insurance premiums and imposed special assessments to rebuild and maintain the federal deposit insurance fund, and any additional future premium increases or special assessments could have a material adverse effect on our business, financial condition and results of operations.
The Dodd-Frank Act broadened the base for FDIC insurance assessments and assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. In addition, the Dodd-Frank Act established 1.35% as the minimum deposit insurance fund reserve ratio. The FDIC has determined that the fund reserve ratio should be 2.0% and has adopted a plan under which it will meet the statutory minimum fund reserve ratio of 1.35% by the statutory deadline of September 30, 2020. The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets less than $10 billion of the increase in the statutory minimum fund reserve ratio to 1.35% from the former statutory minimum of 1.15%. As a result, the deposit insurance assessments to be paid by the Company could increase as a result.
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

The expiration of unlimited FDIC insurance on certain noninterest-bearing transaction accounts may increase our interest expense and reduce our liquidity.

On December 31, 2012, unlimited FDIC insurance on certain noninterest-bearing transaction accounts under the Transaction Account Guarantee (“TAG”) program expired. Prior to its expiration, all funds under TAG in a noninterest-bearing transaction account were insured in full by the FDIC from December 31, 2010, through December 31, 2012. This temporary unlimited coverage was in addition to, and separate from, the coverage of at least $250,000 available to depositors under the FDIC's general deposit insurance rules.  The reduction in FDIC insurance on these noninterest-bearing transaction accounts to the standard $250,000 maximum may cause depositors to move funds previously held in such noninterest-bearing accounts to interest-bearing accounts, which could increase our costs of funds and negatively impact our results of operations, or may cause depositors to withdraw their deposits and invest funds in investments perceived as being more secure.  This could reduce the Company's liquidity, or require us to pay higher interest rates to retain deposits in order to maintain our liquidity and could adversely affect the Company's earnings.
We may be required, in the future, to recognize impairment with respect to investment securities, including the FHLB stock we hold.
Our available-for-sale securities portfolio has grown to $280.2 million at December 31, 2012 or 28.8% of our assets from $219 million at December 31, 2011 or 23.4% of our assets. This increase is principally because of the investment of the proceeds of our recent stock offering. Our securities portfolio contains whole loan private mortgage-backed securities and currently includes securities with unrecognized losses. The national downturn in real estate markets and elevated mortgage delinquency and foreclosure rates have increased credit losses in the portfolio of loans underlying these securities and resulted in substantial discounts in their market values. Any further deterioration in the loans underlying these securities and resulting market discounts could lead to other-than-temporary impairment in the value of these investments. We evaluate the securities portfolio for any other-than-temporary impairment each reporting period, as required by generally accepted accounting principles, and as of December 31, 2012, two securities had been determined to be other than temporarily impaired (“OTTI”), with the cumulative impairment totaling $3.5 million. Of this $3.5 million, $1.9 million has been recognized as a credit loss through the Company's income statement since the determination of OTTI. The remaining $1.6 million has been recognized in other comprehensive income. Future evaluations of our securities portfolio may require us to recognize additional impairment charges with respect to these and other holdings. For example, it is possible that government-sponsored programs to allow mortgages to be refinanced to lower rates could materially adversely impact the yield on our portfolio of mortgage-backed securities, since a significant portion of our investment portfolio is composed of such securities.
In addition, as a condition to membership in the Federal Home Loan Bank of Seattle (“FHLB”), we are required to purchase and hold a certain amount of FHLB stock. Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB. At December 31, 2012, we had stock in the FHLB of Seattle totaling $2.3 million. The FHLB stock held by us is carried at cost and is subject to recoverability testing under applicable accounting standards. The FHLB has discontinued the repurchase of its stock and discontinued the distribution of dividends. As of December 31, 2012, we did not recognize an impairment charge related to our FHLB stock holdings. However, future negative changes to the financial condition of the FHLB may require us to recognize an impairment charge with respect to FHLB stock.
Recent levels of market volatility were unprecedented and we cannot predict whether they will return.
The capital and credit markets have been experiencing volatility and disruption from time-to-time over the last several years, at times reaching unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain companies without regard to those companies' underlying financial strength. If similar levels of market disruption and volatility return, we may experience various adverse effects, which may be material, on our ability to access capital and on our business, financial condition and results of operations.
We operate in a highly regulated environment and we cannot predict the effects of recent and pending federal legislation.
We are subject to extensive regulation, supervision and examination by federal and state banking authorities. As a publicly traded company, we are subject to regulation by the Securities and Exchange Commission. In addition, we began trading our stock on the NASDAQ stock exchange on January 9, 2013 and will be subject to additional regulations. Any change in applicable regulations or federal, state or local legislation, or in policies or interpretations or regulatory approaches to compliance and enforcement, income tax laws and accounting principles, could have a substantial impact on us and our operations. Changes in laws and regulations may also increase our expenses by imposing additional fees or taxes or restrictions on our operations. Additional legislation and regulations that could significantly affect our powers, authority and operations may be enacted or adopted in the future, which could have a material adverse effect on our financial condition and results of operations. Failure to appropriately comply with any such laws, regulations or principles could result in sanctions by regulatory agencies or damage to our reputation, all of which could adversely affect our business, financial condition or results of operations.
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
The current unusual interest rate environment poses particular challenges. Market rates are extremely low right now and the Federal Reserve Board has indicated that it will likely maintain low short-term interest rates for the foreseeable future. The Federal Reserve is also purchasing significant amounts of Treasury and Agency bonds in the public market, lowering yields on these instruments and on most other longer-term fixed income instruments as well. This extended period of low rates, when combined with keen competition for high-quality borrowers, may cause additional downward pressure on the yield on the Company's loan and investment portfolios. In addition, low rates accelerate prepayment rates on our mortgage-backed securities, which also negatively impacts yields. Since the Company's cost of interest-bearing liabilities is already at record lows, the impact of decreasing asset yields may have a more adverse impact on the Company's net interest income.
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
Unexpected losses, our inability to successfully implement our tax planning strategies in future reporting periods, or IRS Section 382 limitations resulting from the successful completion of the recent capital raise may either restrict our ability to release the existing valuation allowance against our deferred income tax assets or require us to increase the valuation allowance in the future.
We evaluate our deferred income tax assets for recoverability based on all available evidence. This process involves significant management judgment about assumptions that are subject to change from period to period based on changes in tax laws, our ability to successfully implement tax planning strategies, or variances between our future projected operating performance and our actual results. We are required to establish a valuation allowance for deferred income tax assets if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred income tax assets may not be realized. In determining the more-likely-than-not criterion, we evaluate all positive and negative available evidence as of the end of each reporting period. In this regard, we maintained a valuation allowance for deferred income tax assets of $8.5 million at the end of 2012. Future adjustments to the deferred income tax asset valuation allowance, if any, will be determined based upon changes in the expected realization of the net deferred income tax assets. The realization of the deferred income tax assets ultimately depends on the existence of sufficient taxable income in either the carryback or carryforward periods under the tax law.
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
As noted above, based on the composition of the investors, the completion of the $47.3 million capital raise triggered Section 382 limitations on the amount of tax benefit from net operating losses and other carryforwards that the Company can claim annually. These anticipated IRC Section 382 limitations will impact the amount and timing of the recapture of the valuation allowance, the calculation of which is dependent on the level of market interest rates and the fair value of the Company's balance sheet at the time the capital raise closed.
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

A failure in or breach of our operational or security systems, or those of our third party service providers, including as a result of cyber attacks, could disrupt our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses.

As a financial institution, the Company's operations rely heavily on the secure processing, storage and transmission of confidential and other information on our computer systems and networks. Any failure, interruption or breach in security or operational integrity of these systems could result in failures or disruptions in our online banking system, customer relationship management, general ledger, deposit and loan servicing and other systems. The security and integrity of our systems could be threatened by a variety of interruptions or information security breaches, including those caused by computer hacking, cyber attacks, electronic fraudulent activity or attempted theft of financial assets. We cannot assure you that any such failures, interruption or security breaches will not occur, or if they do occur, that they will be adequately addressed. While we have certain protective policies and procedures in place, the nature and sophistication of the threats continue to evolve. The Company may be required to expend significant additional resources in the future to modify and enhance our protective measures.

Additionally, we face the risk of operational disruption, failure, termination or capacity constraints of any of the third parties that facilitate our business activities, including exchanges, clearing agents, clearing houses or other financial intermediaries. Such parties could also be the source of an attack on, or breach of, our operational systems.
Two examples highlight the risk and exposure currently facing the Company and all financial institutions:
•In 2012, the computer system of one of the Company's customers was hacked into and the online banking system compromised. As a result, the hacker was able to electronically deposit fraudulent funds into the account and simultaneously electronically withdraw those funds. While the Company was able to recover the majority of the funds and is pending resolution of a claim on its insurance, the Company will end up with a loss as a result of the breach of the customer's computer. In response, the Company further tightened its online banking system security by installing and implementing additional security technology, resulting in additional costs and more complex customer processing requirements.
•As is currently common in the industry, the Company is also frequently notified by its own third-party providers and other unaffiliated data networks of potential breaches of customer's debit and credit card account information. In some cases, only the account number is breached, and in others, more detailed and specific identifying information is released. Depending on the type of information that is released, the Company informs the impacted customers, closes the impacted accounts, and/or provides recommendations on other potential actions customers can take. The actions taken result in added cost for the Company and its customers, and may negatively impact the reputation of the Company and the broader financial industry.

As highlighted in the examples above, any failures, interruptions or security breaches in our information systems could damage our reputation, result in a loss of customer business, result in a violation of privacy or other laws, or expose us to civil litigation, regulatory fines or losses not covered by insurance.
As a result of the transactions completed by the securities purchase agreements with certain investors ("Purchase Agreements"), Castle Creek Capital Partners IV, L.P. (“Castle Creek”) and affiliates of Stadium Capital Management LLC (“Stadium”) became substantial holders of our Common Stock.

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
We issued a large number of shares of Common Stock and securities that have converted into Non-Voting Common Stock to the Investors pursuant to the Purchase Agreements. The Investors have certain registration rights with respect to the shares of Common Stock held by them. The registration rights for certain Investors will allow them to sell their shares without compliance with the volume and manner of sale limitations under Rule 144 promulgated under the Securities Act. The market value of our Common Stock could decline as a result of sales by the Investors from time to time of a substantial amount of the shares of Common Stock held by them.
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
Although we recently completed a significant capital raise, in the current economic environment we may consider alternatives for raising capital when opportunities to raise capital at attractive prices present themselves, in order to further strengthen our capital and better position ourselves to take advantage of opportunities that may arise in the future. Such alternatives may include issuance and sale of common stock or preferred stock, or borrowings by the Company, with proceeds contributed to the Bank. Any such capital raising alternatives could dilute the holders of our outstanding common stock and may adversely affect the market price of our common stock.
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
The Dividend Rate on the Series A Preferred Stock will increase from 5% to 9% in December, 2013.

The dividend rate on the Company's Series A preferred stock will increase from 5% to 9% in December, 2013, unless the Company redeems the stock in full prior to that time. The Company is exploring various options to redeem the outstanding shares, but there is no guarantee that it will be successful in doing so prior to the dividend increase date.
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

Item 1B.	UNRESOLVED STAFF COMMENTS
Not applicable.

Item 2.	PROPERTIES

City and County	Address	Sq. Feet	Date Opened or Acquired	Occupancy Status (Own/Lease)
Panhandle State Bank Branches
IDAHO
(Kootenai County)
Coeur d’Alene (1)	200 W. Neider Avenue Coeur d’Alene, ID 83814	5,500	May 2005	Own building Lease land
Rathdrum	6878 Hwy 53 Rathdrum, ID 83858	3,410	March 2001	Own
Post Falls	3235 E. Mullan Avenue Post Falls, ID 83854	3,752	March 2003	Own
(Bonner County)
Ponderay	300 Kootenai Cut-Off Road Ponderay, ID 83852	3,400	October 1996	Own
Priest River	301 E. Albeni Road Priest River, ID 83856	3,500	December 1996	Own
Sandpoint Center Branch (2)	414 Church Street Sandpoint, ID 83864	11,399	January 2006	Lease
Sandpoint (Drive up)(3)	231 N. Third Avenue Sandpoint, ID 83864	225	May 1981	Own
(Boundary County)
Bonners Ferry	6750 Main Street Bonners Ferry, ID 83805	3,400	September 1993	Own
(Shoshone County)
Kellogg	302 W. Cameron Avenue Kellogg, ID 83837	672	February 2006	Lease land, Own modular unit
Intermountain Community Bank Branches
(Canyon County)
Caldwell	506 South 10th Avenue Caldwell, ID 83605	6,480	March 2002	Own
Nampa	521 12th Avenue S. Nampa, ID 83653	5,000	July 2001	Own
(Payette County)
Payette	175 North 16th Street Payette, ID 83661	5,000	September 1999	Own
Fruitland	1710 N. Whitley Dr., Ste A Fruitland, ID 83619	1,500	April 2006	Lease

City and County	Address	Sq. Feet	Date Opened or Acquired	Occupancy Status (Own/Lease)
(Washington County)
Weiser	440 E Main Street Weiser, ID 83672	3,500	June 2000	Own
Magic Valley Bank Branches
(Twin Falls County)
Twin Falls	113 Main Ave West Twin Falls, ID 83301	10,798	November 2004	Lease
Canyon Rim (4)	1715 Poleline Road East Twin Falls, ID 83301	6,975	September 2006	Lease
(Gooding County)
Gooding (4)	746 Main Street Gooding, ID 83330	3,200	November 2004	Lease
OREGON
(Malheur County)
Ontario	98 South Oregon St. Ontario, OR 97914	10,272	January 2003	Lease
Intermountain Community Bank Washington Branches
WASHINGTON
(Spokane County)
Spokane Downtown	801 W. Riverside, Ste 400 Spokane, WA 99201	4,818	April 2006	Lease
Spokane Valley	5211 E. Sprague Avenue Spokane Valley, WA 99212	16,000	Sept 2006	Own building Lease land
ADMINISTRATIVE
(Bonner County)
Sandpoint Center (2)	414 Church Street Sandpoint, ID 83864	26,725	January 2006	Lease
(Kootenai County)
Coeur d’Alene Branch and Administrative Services (1)	200 W. Neider Avenue Coeur d’Alene, ID 83814	17,600	May 2005	Own building Lease land
_______________________________________

1)
The Coeur d’Alene branch is located in the 23,100 square foot branch and administration building located at 200 W. Neider Avenue in Coeur d’Alene. The branch occupies approximately 5,500 square feet of this building.

2)
The 86,100 square foot Sandpoint Center contains the Sandpoint branch, corporate headquarters, administrative, technical and training facilities, an auditorium and community room and space for remaining professional tenants. The Company is currently pursuing tenants to occupy the other vacant leasable square footage in this building. In August 2009, the Company sold the building and provided financing for the purchase of the building. Due to the non-recourse financing, the transaction was accounted for using the financing method.

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

Market Price and Dividend Information
The Company’s Common Stock is traded on the NASDAQ Capital Markets under the symbol “IMCB”. The Company has also issued non-voting common stock to certain investors. The non-voting common stock is not traded on any exchange or quotation system. Unless otherwise indicated, references throughout this report to “Common Stock” mean the Company's voting common stock.
As of March 4, 2013, there were 14 NASDAQ Market Makers. The range of high and low sales prices for the Company’s Common Stock for each quarter during the two most recent fiscal years is as follows:
Quarterly Common Stock Price Ranges

	2012		2011
Quarter	High	Low	High	Low
1st	$13.00	$9.40	$16.50	$12.60
2nd	12.30	10.10	15.00	11.30
3rd	11.80	10.30	14.60	10.00
4th	13.00	11.25	12.70	8.10
All prices have been adjusted to reflect the impact of a 10-for-1 reverse stock split completed by the Company in October, 2012. At March 4, 2013 the Company had 2,603,606 shares of Common Stock outstanding held by approximately 2,100 shareholders of record. On January 9, 2013, the Company's voting common stock began trading on NASDAQ. However, Intermountain’s stock is still relatively thinly traded, with daily average volumes totaling 313 in 2012 and 188 in 2011, on a reverse split-adjusted basis.
The Company historically has not paid cash dividends, but may do so in the future. The Company is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. These restrictions may affect the amount of dividends the Company may declare for distribution to its shareholders in the future.
On December 19, 2008, the Company issued 27,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, no par value with a liquidation preference of $1,000 per share (“Series A Preferred Stock”) and a ten-year warrant to purchase up to 653,226 shares (or 65,323 shares on a reverse split-adjusted basis) of Common Stock, no par value, as part of the Troubled Asset Relief Program — Capital Purchase Program of the U.S. Department of Treasury (“U.S. Treasury”). The $27.0 million cash proceeds were allocated between the Series A Preferred Stock and the warrant to purchase Common Stock based on the relative estimated fair values at the date of issuance. The fair value of the warrants was determined under the Black-Scholes model. The model includes assumptions regarding the Company’s common stock prices, dividend yield, and stock price volatility as well as assumptions regarding the risk-free interest rate. The exercise price for the warrant is $62.00 per share on a reverse split-adjusted basis.
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
On January 20, 2012, the Company entered into securities purchase agreements with certain investors (the “Securities Purchase Agreements”), pursuant to which such investors purchased in private placements, and the Company issued to the investors, (i) an aggregate of 12,350,352 shares (1,235,036 split-adjusted shares) of the Company's Common Stock for $1.00 per share ($10.00 split adjusted), (ii) an aggregate of 698,992.96 shares of the Company's Mandatorily Convertible Cumulative Participating Preferred Stock, Series B (“Series B Preferred Stock”), for $50.00 per share, which Series B Preferred Stock converted automatically at $1.00 per share into shares of a new series of non-voting common stock, no par value (“Non-Voting Common Stock”), upon shareholder approval of an amendment to the Company's Amended and Restated Articles of Incorporation to authorize such Non-Voting Common Stock (the “Articles Amendment”), and (iii) warrants to purchase up to 1,700,000 shares (170,000 split adjusted) of the Non-Voting Common Stock at $1.00 per share ($10.00 split adjusted). The conversion of the Series B preferred stock resulted in the issuance of 34,949,648 shares of non-voting common stock, or 3,494,965 shares on a split-adjusted basis.
As a result of the approval of the Articles Amendment regarding the Non-Voting Common Stock, the Company is authorized to issue up to 10,000,000 shares of Non-Voting Common Stock, on a split-adjusted basis. Shares of the Non-Voting Common Stock shall convert into shares of the Company's Common Stock upon certain transfers made in accordance with and as permitted by guidance and policies established by the Board of Governors of the Federal Reserve System.
The foregoing securities were offered and sold in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.
In May 2012, the Company successfully completed an $8.7 million registered Common Stock rights offering, including the purchase of unsubscribed shares by investors in the Company's January private placement. As a result of the raise, the Company issued 3,549,130 shares (354,913 split-adjusted shares) to investors not participating in the January private placement, and 1,703,681 shares (170,369 split-adjusted) of Common Stock and 3,447,189 shares (344,719 split-adjusted) of Non-Voting Common Stock to investors who participated in the January private placement.
Other than discussed above, there have been no securities of the Company sold within the last three years that were not registered under the Securities Act of 1933, as amended. The Company did not make any stock repurchases during 2012.
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

	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in
Plan Category	(a)	(b)	Column(a) (c))
Equity compensation plans approved by shareholders	13,955	$73.09	100,000
In the 2012 shareholder annual meeting, the Company's shareholders approved a new Employee Stock Option and Restricted Stock Plan with substantially the same terms as the Amended and Restated 1999 Employee Stock Option and Restricted Stock Plan. As of March 7, 2013, no options or grants had been awarded under this new plan.

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

Total Return Performance

	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
Intermountain Community Bancorp	$100.00	$29.33	$16.00	$9.87	$6.33	$7.67
Russell 2000	$100.00	$66.21	$84.20	$106.82	$102.36	$119.09
SNL Index	$100.00	$64.08	$61.03	$66.62	$58.61	$75.14

Item 6.	SELECTED FINANCIAL DATA
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

	For the Year Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands, except per share)
INCOME STATEMENT DATA
Total interest income	$35,767	$41,657	$46,049	$53,867	$63,809
Total interest expense	(5,083)	(6,812)	(10,785)	(16,170)	(20,811)
Net interest income	30,684	34,845	35,264	37,697	42,998
Provision for loan losses	(4,306)	(7,289)	(24,012)	(36,329)	(10,384)
Net interest income after provision for losses on loans	26,378	27,556	11,252	1,368	32,614
Total other income	10,826	10,625	11,024	11,991	13,932
Total other expense	(33,433)	(38,330)	(54,894)	(49,630)	(45,372)
Income (loss) before income taxes	3,771	(149)	(32,618)	(36,271)	1,174
Income tax (provision) benefit	8	152	882	14,360	80
Net income (loss)	3,779	3	(31,736)	(21,911)	1,254
Preferred stock dividend	1,891	1,808	1,716	1,662	45
Net income (loss) applicable to common stockholders	$1,888	$(1,805)	$(33,452)	$(23,573)	$1,209
Net income (loss) per share(1)
Basic	$0.33	$(2.15)	$(39.89)	$(28.20)	$1.46
Diluted	$0.32	$(2.15)	$(39.89)	$(28.20)	$1.42
Weighted average common shares outstanding(1)
Basic	5,806,958	840,654	838,562	836,065	829,450
Diluted	5,825,283	840,654	838,562	836,065	851,484
Cash dividends per share	—	—	—	—	—

	December 31,
	2012	2011	2010	2009	2008
BALANCE SHEET DATA
Total assets	$972,139	$934,218	$1,005,109	$1,079,644	$1,105,555
Net loans receivable	520,768	502,252	563,228	655,602	752,615
Deposits	748,934	729,373	778,833	819,321	790,412
Securities sold subject to repurchase agreements	76,738	85,104	105,116	95,233	109,006
Advances from Federal Home Loan Bank	4,000	29,000	34,000	49,000	46,000
Other borrowings	16,527	16,527	16,527	16,527	40,613
Stockholders’ equity	114,434	61,616	59,353	88,627	110,485

_______________________________________

(1)
Earnings per share and weighted average shares outstanding have been adjusted retroactively for the effect of stock splits and dividends, including the 10-for-1 reverse stock split effective October 5, 2012.

RETURNS ON AVERAGE ASSETS, COMMON STOCKHOLDERS' EQUITY AND AVERAGE
COMMON STOCKHOLDERS' EQUITY TO AVERAGE ASSETS

For the Years Ended December 31,	2012	2011	2010
Return on Average Assets	0.39%	—%	(3.04)%
Return on Average Common Stockholders’ Equity	2.75%	(5.27)%	(67.35)%
Average Tangible Stockholders’ Equity to Average Tangible Assets(1)	11.76%	6.58%	5.88%
Average Tangible Common Stockholders’ Equity to Average Tangible Assets(2)	9.04%	3.78%	3.31%
_______________________________________

(1)	Average tangible stockholders' equity is average stockholders’ equity less average net goodwill and other intangible assets.

(2)	Average tangible common stockholders' equity is average common stockholders’ equity less average net goodwill and other intangible assets.
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
Since opening in 1981, the Bank has continued to grow by opening additional branch offices throughout Idaho and has also expanded into the states of Oregon and Washington. Intermountain also operates Trust & Investment Services divisions, which provide investment, insurance, wealth management and trust services to its clients.
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

The Company’s strengths include a strong, committed team of experienced banking officers, a loyal and low-cost deposit base, a sophisticated risk management system, and a strong operational and compliance infrastructure. In the current slow-growth environment, the Company is leveraging these strengths to seek prudent growth opportunities, further reduce risk on its balance sheet, and lower interest and non-interest expense. In particular, Company management is focused on the following:

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

Results of Operations
Overview. Net income applicable to common shareholders improved to $1.9 million, or $0.33 per share, for 2012, compared to a net loss of $1.8 million, or $2.15 per share, in the comparable 2011 period, as decreases in interest expense, operating expense and the provision for loan loss offset decreases in interest income. All per share results have been adjusted for the impact of a 10-for-1 reverse stock split completed by the Company in the fourth quarter of 2012. 2012 results also reflect the issuance of new shares in two successful capital raises earlier in the year.
The annualized return on average assets (“ROAA”) was 0.39% for the year ended December 31, 2012, as compared to 0.00% in 2011, and the return on average common equity (“ROAE”) was 2.75% in 2012 and (5.27%) in 2011.
Net Interest Income
The most significant component of earnings for the Company is net interest income, which is the difference between interest income from the Company’s loan and investment portfolios, and interest expense on deposits, repurchase agreements and other borrowings. Net interest income was $30.7 million and $34.8 million for 2012 and 2011, respectively. The decrease in net interest income from last year primarily reflects lower interest income on loans resulting from declines in both volume and rate. Very low market rates and intense competition for strong borrowers are pressuring both the Company's and its competitors' loan yields. Investment portfolio income is also down, as increases in volume have been offset by significant decreases in yields on fixed income securities over the past year, and accelerated premium amortization on the Company's mortgage-backed investments resulting from high mortgage refinancing activity. Interest expense on deposits continued to decrease as deposit rates declined in response to lower market rates, and CD volumes continued to contract. The decrease in interest expense on other borrowings from last year reflected lower average borrowing volumes.
The net interest margin for the year ended December 31, 2012 decreased to 3.56%, as compared to 4.02% for 2011 and 3.77% for 2010 for the reasons noted above. The Company anticipates that record low market rates, strong competition for borrowers and heavy loan refinance activity will continue to put pressure on the net interest margin in 2013 and perhaps beyond. The current environment is particularly challenging, as low market rates tighten current spreads and reduce net interest income, but extending the duration of loans or investments creates relatively high degrees of extension and mark-to-market risk. In light of these conditions, management has taken a relatively conservative stance in trying to maintain income while keeping asset duration relatively short. It has done so by continuing to balance the production and purchase of longer-term loans and investment securities with offsetting variable rate or short-term loans and securities. Other efforts to mitigate this situation include migrating cash and investments into the higher yielding loan portfolio, paying off higher rate liabilities and reducing rates on other interest-bearing liabilities.

The following table provides information on net interest income for the past three years, setting forth average balances of interest-earning assets and interest-bearing liabilities, the interest income earned and interest expense recorded thereon and the resulting average yield-cost ratios.
Average Balance Sheets and Analysis of Net Interest Income

	For the Year Ended December 31, 2012
	Average Balance	Interest Income/ Expense	Average Yield/Cost
	(Dollars in thousands)
Loans receivable, net(1)	$517,115	$28,063	5.43%
Securities(2)	289,653	7,574	2.61%
Interest-bearing cash and cash equivalents	55,966	130	0.23%
Total earning assets	862,734	35,767	4.15%
Non interest-bearing cash and cash equivalents	18,728
Office property and equipment, net	36,598
Other assets	29,323
Total assets	$947,383
Time deposits of $100,000 or more	$89,763	$1,132	1.26%
Other interest-bearing deposits	434,976	1,870	0.43%
Short-term borrowings	82,145	1,072	1.30%
Other borrowed funds	20,528	1,009	4.92%
Total interest-bearing liabilities	627,412	5,083	0.81%
Non interest-bearing deposits	198,511
Other liabilities	15,188
Stockholders’ equity	106,272
Total liabilities and stockholders’ equity	$947,383
Net interest income		$30,684
Net interest margin			3.56%

Average Balance Sheets and Analysis of Net Interest Income

	For the Year Ended December 31, 2011
	Average Balance	Interest Income/ Expense	Average Yield/Cost
	(Dollars in thousands)
Loans receivable, net(1)	$552,409	$32,821	5.94%
Securities(2)	219,016	8,618	3.93%
Interest-bearing cash and cash equivalents	95,461	218	0.23%
Total earning assets	866,886	41,657	4.81%
Non interest-bearing cash and cash equivalents	18,979
Office property and equipment, net	38,988
Other assets	29,448
Total assets	$954,301
Time deposits of $100,000 or more	$120,305	$1,876	1.56%
Other interest-bearing deposits	458,374	2,532	0.55%
Short-term borrowings	91,241	1,043	1.14%
Other borrowed funds	39,227	1,361	3.47%
Total interest-bearing liabilities	709,147	6,812	0.96%
Non interest-bearing deposits	172,888
Other liabilities	12,395
Stockholders’ equity	59,871
Total liabilities and stockholders’ equity	$954,301
Net interest income		$34,845
Net interest margin			4.02%

Average Balance Sheets and Analysis of Net Interest Income

	For the Year Ended December 31, 2010
	Average Balance	Interest Income/ Expense	Average Yield/Cost
	(Dollars in thousands)
Loans receivable, net(1)	$632,761	$38,020	6.01%
Securities(2)	199,819	7,793	3.90%
Interest-bearing cash and cash equivalents	102,109	236	0.23%
Total earning assets	934,689	46,049	4.93%
Non interest-bearing cash and cash equivalents	19,526
Office property and equipment, net	41,293
Other assets	47,062
Total assets	$1,042,570
Time deposits of $100,000 or more	$146,314	$3,401	2.32%
Other interest-bearing deposits	498,297	4,345	0.87%
Short-term borrowings	99,246	2,005	2.02%
Other borrowed funds	49,046	1,034	2.11%
Total interest-bearing liabilities	792,903	10,785	1.36%
Non interest-bearing deposits	161,877
Other liabilities	9,238
Stockholders’ equity	78,552
Total liabilities and stockholders’ equity	$1,042,570
Net interest income		$35,264
Net interest margin			3.77%
_______________________________________

(1)	Non-accrual loans are included in the average balance, but interest on such loans is not recognized in interest income.

(2)	Municipal interest income is not presented on a tax-equivalent basis, and represents a small portion of total interest income.
The following rate/volume analysis depicts the increase (decrease) in net interest income attributable to: (1) volume fluctuations (change in average balance multiplied by prior period rate); (2) interest rate fluctuations (change in rate multiplied by prior period average balance); and (3) volume/rate (changes in rate multiplied by changes in volume) when compared to the preceding year.

Changes Due to Volume and Rate 2012 versus 2011

	Volume	Rate	Volume/ Rate	Total
	(Dollars in thousands)
Loans receivable, net	$(2,097)	$(2,843)	$182	$(4,758)
Securities	2,779	(2,891)	(932)	(1,044)
Interest-bearing cash and cash equivalents	(90)	4	(2)	(88)
Total interest income	592	(5,730)	(752)	(5,890)
Time deposits of $100,000 or more	(476)	(359)	91	(744)
Other interest-bearing deposits	(129)	(561)	28	(662)
Short-term borrowings	(104)	147	(15)	28
Other borrowed funds	(649)	568	(270)	(351)
Total interest expense	(1,358)	(205)	(166)	(1,729)
Net interest income	$1,950	$(5,525)	$(586)	$(4,161)

Changes Due to Volume and Rate 2011 versus 2010

	Volume	Rate	Volume/ Rate	Total
	(Dollars in thousands)
Loans receivable, net	$(4,828)	$(425)	$54	$(5,199)
Securities	749	70	6	825
Interest-bearing cash and cash equivalents	(15)	(3)	—	(18)
Total interest income	(4,094)	(358)	60	(4,392)
Time deposits of $100,000 or more	(605)	(1,119)	199	(1,525)
Other interest-earning deposits	(348)	(1,592)	127	(1,813)
Short-term borrowings	(106)	(178)	14	(270)
Other borrowed funds	(346)	(25)	6	(365)
Total interest expense	(1,405)	(2,914)	346	(3,973)
Net interest income	$(2,689)	$2,556	$(286)	$(419)
Net Interest Income — 2012 Compared to 2011
The Company’s net interest income decreased to $30.7 million in 2012 from $34.8 million in 2011. The net interest income change attributable to volume changes was a favorable $2.0 million from 2011 as increases in average investment securities and decreases in all interest-bearing liabilities combined to offset decreases in average loan balances. The favorable impacts of volume changes were more than offset, however, by a $5.5 million reduction resulting from unfavorable changes in rates. Lower rates for loans and investments each resulted in about $2.8 million in reduced net interest income, and offset the $205,000 positive impact from lowering liability rates. The interplay between rate and volume factors resulted in a $586,000 reduction in net interest income for the period.
The yield on interest-earning assets decreased 0.66% in 2012 from 2011, while the cost of interest-bearing liabilities decreased 0.15% during the same period. As noted above, the overall earning-asset yield was impacted by continued decreases in both loan and investment yields, as low market rates, keen competition for quality loans, strong demand for fixed income securities and high mortgage-backed prepayment speeds all put pressure on yield. Rates paid on interest bearing cash equivalents remained between 0.00% and 0.25% throughout 2012, meaning that the $56.0 million in average interest bearing cash equivalents balances earned only minimal income.
The yield on the Company’s loans, at 5.43%, was down 0.51% from the prior year for the reasons noted above. Interest reversals on non-accrual and other problem loans totaling $440,000 were much less of a factor than in prior years, as the Company continued to successfully improve the quality of the credit portfolio. Problem loans include loans charged off directly or transferred to OREO. The securities portfolio yield decreased significantly, as the whole universe of typical bank fixed income investments experienced rapid rate reductions in 2012 and prepayments on mortgage-backed securities climbed to historically high levels as a result of refinancing created by record low mortgage rates. Based on current and projected market rates for the next 18 months, the Company anticipates pressure on asset yields to continue at least through 2013. Management will seek to offset the negative impacts of this pressure by migrating cash and investment securities into the loan portfolio.
Offsetting some of the impact of lower interest income, the Company lowered its interest expense by $1.7 million or 25% in 2012. Overall, average interest-bearing liabilities decreased by $81.7 million as the reduction in assets created opportunities to pay down, release or convert higher cost interest-bearing liabilities. Active management strategies and low market rates reduced the average cost on its interest-bearing liabilities from 0.96% to 0.81% of average interest-bearing liabilities, while maintaining its solid relationship-based deposit base. The overall cost of interest-bearing deposits decreased from 0.76% to 0.56% as a result of repricing both time and non-maturity deposits down during the year. The cost of other borrowings and FHLB advances increased modestly from 1.84% to 2.03%, but on much lower balances as the Company paid off a $25 million FHLB advance during the year. Average non-interest bearing deposits increased by $25.6 million and total non interest bearing demand deposits comprise 27% of the average deposit portfolio. This compares favorably to the Company's peers and provides a low-cost funding source in any interest-rate environment. Given its liquidity position and current market rates, the Company anticipates that it will continue to reduce interest expense in 2013 through lower CD pricing and the payoff of higher-rate wholesale funding.
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
The yield on interest-earning assets decreased 0.12% in 2011 from 2010, while the cost of interest-bearing liabilities decreased 0.40% during the same period. The overall earning-asset yield was impacted by continued decreases in the Company's loan portfolio, which more than offset the impact from increasing securities balances. Rates paid on Fed Funds Sold and interest bearing cash equivalents remained between 0.00% and 0.25% throughout 2011, resulting in minimal income from the $95.5 million in average Fed Funds Sold balances.
The yield on the Company’s loans, at 5.94%, was down modestly from the prior year, as lower market rates and strong competition for quality borrowers continued to pressure yields, particularly in the latter half of the year. Interest reversals on non-accrual and other problem loans totaled $405,000. The securities portfolio yield improved slightly for the year, as overall prepayments on mortgage-backed securities were lower throughout most of 2011 and the Company invested in some higher yielding municipal securities earlier in the year. These numbers, however, mask lower reinvestment rates in the latter half of the year as market rates dropped again.
Offsetting the pressure on interest income, the Company lowered its interest expense by $4.0 million or 37% in 2011. Overall, average interest-bearing liabilities decreased by $83.8 million and the average cost on its interest-bearing liabilities decreased from 1.36% to 0.96% of average interest-bearing liabilities. The overall cost of interest-bearing deposits decreased from 1.20% to 0.76% and the cost of other borrowings and FHLB advances decreased from 2.05% to 1.84%. Average non-interest bearing deposits increased by $11 million and comprised 23% of the average deposit portfolio.
     Provision for Losses on Loans & Credit Quality
Management’s policy is to establish valuation allowances for estimated losses by charging corresponding provisions against income. This evaluation is based upon management’s assessment of various factors including, but not limited to, current and anticipated future economic trends, historical loan losses, delinquencies, and underlying collateral values, as well as current and potential risks identified in the portfolio. See the “Loan Portfolio” discussion in the “Item 1- Business” section beginning on page 4 of this report and Note 3 of the "Notes to Consolidated Financial Statements" for additional information on asset quality, loan portfolio trends and provision for loan loss trends.
The provision for losses on loans totaled $4.3 million for the year ended December 31, 2012, compared to a provision of $7.3 million for the year ended December 31, 2011. Net chargeoffs in 2012 totaled $9.1 million compared to $7.1 million for 2011, as the Company aggressively resolved and charged off a large number of problems loans in 2012 that had previously been reserved for. The following table summarizes provision and loan loss allowance activity for the periods indicated.

Trend Analysis of the Allowance for Loan Losses

	December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Balance Beginning January 1	$(12,690)	$(12,455)	$(16,608)	$(16,433)	$(11,761)
Charge-Offs
Commercial loans	2,649	1,366	10,603	5,037	1,486
Commercial real estate loans	4,548	2,594	5,610	3,194	186
Commercial construction loans	243	217	1,393	4,982	663
Land and land development loans	1,601	3,056	8,622	19,817	2,820
Agriculture loans	32	400	1,055	988	162
Multifamily loans	—	—	16	53	—
Residential loans	1,256	757	2,019	1,598	173
Residential construction loans	—	34	101	241	—
Consumer loans	422	624	490	1,001	703
Total Charge-offs	10,751	9,048	29,909	36,911	6,193
Recoveries
Commercial loans	(453)	(755)	(628)	(144)	(53)
Commercial real estate loans	(466)	(293)	(311)	—	(1)
Commercial construction loans	(10)	(3)	(391)	(1)	—
Land and land development loans	(283)	(507)	(175)	(347)	(198)
Agriculture loans	(117)	(103)	(31)	—	—
Residential loans	(196)	(157)	(50)	(9)	—
Residential construction loans	(7)	—	—	—	—
Consumer loans	(166)	(176)	(158)	(256)	(229)
Total Recoveries	(1,698)	(1,994)	(1,744)	(757)	(481)
Net Charge-offs	9,053	7,054	28,165	36,154	5,712
Provision for losses on loans	(4,306)	(7,289)	(24,012)	(36,329)	(10,384)
Balance at end of period	$(7,943)	$(12,690)	$(12,455)	$(16,608)	$(16,433)
Ratio of net charge-offs to loans outstanding	1.71%	1.37%	4.89%	5.38%	0.75%
Allowance — Unfunded Commitments
Balance Beginning January 1	$(13)	$(17)	$(11)	$(13)	$(18)
Adjustment	(2)	4	(6)	2	5
Allowance — Unfunded Commitments at end of period	$(15)	$(13)	$(17)	$(11)	$(13)

Composition of the Loan Loss Allowance

	December 31
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Collective Allocation	$6,379	$6,439	$8,235	$10,234	$7,450
Impaired Allocation	1,564	6,251	4,220	6,374	8,983
Allowances for Loan Loss	$7,943	$12,690	$12,455	$16,608	$16,433
Local economic conditions stabilized and the quality of the Company's credit portfolio improved significantly in 2012 as the Company's aggressive resolution efforts paid dividends during the year in significant reductions in problem loans and loss exposure. Still, credit conditions remain uncertain and the Company continues to proactively manage its portfolio and allowance. The allowance ended the year at $7.9 million or 1.50% of total loans, as compared to 2.46% at the end of 2011. At December 31, 2012, the allowance for loan losses totaled 121.7% of non-performing loans (“NPLs”), down from 136.6% at year end 2011. The moderately lower coverage of NPLs reflects the Company's assessment of lower exposure in the remaining problem credits in its portfolio, as it has worked through most of its larger exposures.

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
As discussed above, the allocation for specifically impaired loans ("ASC 310-10-35") decreased in 2012 as the Company resolved a number of impaired credits that had previously been reserved for. These credits were concentrated in the commercial and commercial real estate segments. In general, portfolio losses are no longer concentrated in any particular industry or loan type, as prior efforts to reduce exposure in construction, land development and commercial real estate loans have decreased the exposure in these segments considerably. When a loan is characterized as impaired, the Company performs a specific evaluation of the loan, focusing on potential future cash flows likely to be generated by the loan, current collateral values underlying the loan, and other factors such as government guarantees or guarantor support that may impact repayment. Based on this evaluation, it sets aside a specific reserve for this loan and/or charges down the loan to its net realizable value (selling price of collateral less estimated closing costs) if it is unlikely that the Company will receive any cash flow beyond the amount obtained from liquidation of the collateral. If the loan continues to be impaired, management periodically re-evaluates the loan for additional potential impairment, and charges it down or adds to reserves if appropriate.
The allocation of the allowance to the non-specific loan pool ("ASC 450-20") declined slightly from 2011, reflecting stabilized conditions in the rest of the Company's loan portfolio. In calculating the reserve for this pool, management evaluates both regional and loan-specific historical loss trends to develop its base reserve level on a loan-by-loan basis. The regional historical loss trends are based on data from 1992 to the present day and encompass several different economic and credit cycles. Management then modifies those reserves by considering the risk grade of the loan, current economic conditions, the recent trend of defaults, trends in collateral values, underwriting and other loan management considerations, and unique market-specific factors such as water shortages or other natural phenomena. The 2012 ending allowance reflected still uncertain market conditions, offset by conservative credit underwriting and management practices employed by the Company over the past few years.
The allowance increased modestly from $12.5 million in 2010 to $12.7 million in 2011, but 2011 reflected much lower levels of net chargeoffs and provision, as the Company's portfolio and risk exposure improved significantly from 2010. In particular, chargeoffs on commercial, land development and commercial real estate loans were substantially lower.
General trending information with respect to non-performing loans, non-performing assets, and other key portfolio metrics is as follows (dollars in thousands):

Credit Quality Trending

	At December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Loans past due in excess of 90 days and still accruing	$—	$—	$66	$586	$913
Non-accrual loans	6,529	9,292	11,451	18,468	26,365
Total non-performing loans (“NPLs”)	6,529	9,292	11,517	19,054	27,278
OREO	4,951	6,650	4,429	11,538	4,541
Total non-performing assets (“NPAs”)	$11,480	$15,942	$15,946	$30,592	$31,819
Classified loans (1)	$24,933	$53,207	$54,085	$77,175	$53,847
Troubled debt restructured loans (2)	$6,719	$7,236	$5,455	$4,604	$13,424
Total allowance related to non-accrual loans	$536	$676	$1,192	$965	$6,856
Interest income recorded on non-accrual loans (3)	$424	$716	$848	$1,126	$1,193
Non-accrual loans as a percentage of net loans receivable	1.25%	1.85%	2.03%	2.82%	3.50%
Total non-performing loans as a % of net loans receivable	1.25%	1.85%	2.04%	2.91%	3.62%
Allowance for loan losses (“ALLL”) as a percentage of non-performing loans	121.7%	136.6%	108.1%	87.2%	60.2%
Total NPAs as a % of total assets (4)	1.18%	1.71%	1.59%	2.83%	2.88%
Total NPAs as a % of tangible capital + ALLL (“Texas Ratio”) (4)	9.39%	21.51%	22.30%	32.85%	27.75%
Loan delinquency ratio (30 days and over)	0.13%	0.28%	0.55%	1.06%	0.90%
_______________________________________

(1)	Classified loan totals are inclusive of non-performing loans and may also include troubled debt restructured loans, depending on the grading of these restructured loans.

(2)	Includes accruing restructured loans of $3.4 million and non-accruing restructured loans of $3.3 million. No other funds are available for disbursement on restructured loans.

(3)	Interest income on non-accrual loans based on year-to-date interest totals

(4)	NPAs include both nonperforming loans and OREO.

The $2.8 million decrease in non-accrual loans from December 31, 2011 to December 31, 2012 reflected ongoing workout efforts by the Company's special assets team. This team continued to migrate properties through the collections process and made steady progress in reducing overall levels of non-accrual loans through multiple management strategies, including borrower workout and individual note sales to local and regional investors. NPAs, which include other real estate owned ("OREO") properties decreased by $4.5 million, as the Company successfully liquidated a number of residential subdivisions and lots during the year. These ratios compare favorably to the Company's peer groups, particularly in the northwest. Loan delinquencies (30 days or more past due) also declined to 0.13% from 0.28% of total loans at December 31, 2011, reflecting stronger performance in the general loan portfolio. Loan delinquencies (30 days or more past due) reached their peak in April 2009 at a rate of 3.10%.
The following tables provide additional trending and geographical information on the Company’s NPAs:

Nonperforming Asset Trending By Category

	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011
	(Dollars in thousands)
Commercial	$4,042	$3,400	$4,283	$4,040	$3,686
Commercial real estate	1,716	1,021	682	1,252	2,786
Commercial construction	—	—	—	43	44
Land and land development	5,118	6,204	6,364	8,262	8,653
Agriculture	98	26	34	123	187
Residential real estate	502	609	479	1,106	567
Residential construction	—	—	—	2	2
Consumer	4	12	20	24	17
Total NPAs by Categories	$11,480	$11,272	$11,862	$14,852	$15,942
Nonperforming Assets by Location

NPAs by location December 31, 2012	North Idaho — Eastern Washington	Magic Valley Idaho	Boise Area	E. Oregon, SW Idaho Excluding Boise	Other	Total	% of Loan Type to Total Non-Performing Assets
	(Dollars in thousands)
Commercial	$3,480	$334	$36	$38	$154	$4,042	35.2%
Commercial real estate	1,664	—	—	52	—	1,716	14.9%
Commercial construction	—	—	—	—	—	—	—%
Land and land development	5,118	—	—	—	—	5,118	44.6%
Agriculture	—	—	—	98	—	98	0.9%
Residential real estate	240	20	1	125	116	502	4.4%
Consumer	4	—	—	—	—	4	—%
Total	$10,506	$354	$37	$313	$270	$11,480	100.0%
Percent of total NPAs	91.6%	3.1%	0.3%	2.7%	2.3%	100.0%
Percent of NPAs to total loans in each region(1)	3.5%	1.3%	0.1%	0.3%	0.7%	2.2%

NPAs by location December 31, 2011	North Idaho — Eastern Washington	Magic Valley Idaho	Boise Area	E. Oregon, SW Idaho Excluding Boise	Other	Total	% of Loan Type to Total Non-Performing Assets
	(Dollars in thousands)
Commercial	$3,030	$357	$252	$27	$20	$3,686	23.0%
Commercial real estate	841	131	332	238	1,244	2,786	17.5%
Commercial construction	44	—	—	—	—	44	0.3%
Land and land development	8,308	76	240	14	15	8,653	54.3%
Agriculture	—	36	66	53	32	187	1.2%
Residential real estate	308	—	78	75	106	567	3.6%
Residential construction	2	—	—	—	—	2	—%
Consumer	15	—	—	—	2	17	0.1%
Total	$12,548	$600	$968	$407	$1,419	$15,942	100.0%
Percent of total NPAs	78.7%	3.8%	6.1%	2.5%	8.9%	100.0%
Percent of NPAs to total loans in each region(1)	4.3%	1.7%	1.7%	0.4%	5.0%	3.1%
______________________________________

(1)	NPAs include both nonperforming loans and OREO

Although land and land development loans still comprise the greatest proportion of NPA totals, the remaining exposure is substantially reduced, and one large relationship comprises the majority of the remaining NPA balance in this category. Residential and commercial real estate NPAs continued to trend down, as the Company continues to work out the problem loans in these categories. The modest increase in commercial NPAs reflects the impacts of ongoing sluggishness in the economy as many businesses continue to experience difficult market conditions.
The geographic distribution of NPAs is concentrated in the “North Idaho -Eastern Washington region” as this region has bounced back from the recession more slowly than the other market areas the Company serves, and because the one large OREO property noted above is in this region.
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
At December 31, 2012 and 2011, classified loans (loans with risk grades 6, 7 or 8) by loan type are as follows (dollars in thousands):

	December 31,
Classified Loans	2012	2011
Commercial loans	$7,693	$12,259
Commercial real estate loans	5,156	16,297
Commercial construction loans	—	748
Land and land development loans	1,515	8,418
Agriculture loans	2,143	2,927
Multifamily loans	5,118	6,609
Residential real estate loans	3,045	5,375
Residential construction loans	—	—
Consumer loans	262	574
Municipal loans	—	—
Total classified loans	$24,932	$53,207

Classified loans are loans for which management believes it may experience some problems in obtaining repayment under the contractual terms of the loan, and are inclusive of the Company’s non-accrual loans. However, categorizing a loan as classified does not necessarily mean that the Company will experience any or significant loss of expected principal or interest.
The Company reduced its classified loans by $28.3 million, or 53.1% in 2012. The total balance of classified loans reached a peak of $96.2 million in July 2009, and has been reduced by 74.0% since then, as a result of the workout and disposition efforts of the Company’s special assets team. As a percentage of the Company’s net loans, classified loans reached a peak of 13.9% in November 2009, and has now dropped to 4.8% at the end of 2012.
Classified loan balances were lower in every loan segment at the end of 2012, with particularly large reductions in commercial, commercial real estate and land development loans. The remaining classified loans also generally have stronger borrowers, healthier collateral positions and/or stronger guarantors than prior classified balances that were heavily dominated by more speculative land and construction loans.
As with NPAs, the geographical distribution of the Company’s classified loans reflects the distribution of the Company’s loan portfolio and the relative recoveries of its various regions, with higher distributions in the “North Idaho/Eastern Washington” region, and decreased levels in southern Idaho. As noted above, the Company worked rapidly to reduce its exposure in the Greater Boise area, and the other southern Idaho regions have strong agri-business components.
Local economies and real estate valuations improved modestly in 2012. However, economic conditions remain sluggish and are likely to improve only slowly over the next couple years. As such, management believes that classified loans, non-performing assets, and credit losses will likely continue to decline in 2013, but remain at historically high levels as compared to the years prior to 2008. Given market volatility and future uncertainties, management cannot assure nor guarantee the accuracy of these future forecasts.
Management continues to focus its efforts on managing down the level of non-performing assets, classified loans and delinquencies. It uses a variety of analytical tools and an integrated stress testing program involving both qualitative and quantitative modeling to assess the current and projected state of its credit portfolio. The results of this program are integrated with the Company’s capital and liquidity modeling programs to manage and mitigate future risk in these areas as well. In 2011 and again in 2012, the Company contracted with independent loan review firms to further evaluate and provide independent analysis of its portfolio and make recommendations for portfolio management improvement. In particular, the reviews quantified and stratified the loans in the Bank’s portfolio based upon layered risk, product type, asset class, loans- to-one borrower, and geographic location. The purpose of the reviews was to provide an independent assessment of the potential embedded risks and dollar exposure within the Bank’s loan portfolio. The scope of the original review included loans representing over 80% of the total loan portfolio and included specific asset evaluations and loss forecasts for the majority of the loan portfolio. The reviews in 2012 were smaller in scope. The firm employed seasoned financial and commercial lending personnel to complete the individual loan reviews. Based on its evaluation of both external and internal loan review results and a comparison of the 2010-2012 internal and external loss projections against actual losses, management does not believe that it needs to materially alter its 12-month forward loss projections. It has and continues to incorporate a number of the recommendations made by the review firm into its ongoing credit management process.
     Other Income
The following table details dollar amount and percentage changes of certain categories of other income for the three years ended December 31.

	2012	% of	Percent Change	2011	% of	Percent Change	2010	% of
	Amount	Total	Prev. Yr	Amount	Total	Prev. Yr.	Amount	Total
	(Dollars in thousands)
Fees and service charges	$6,662	62%	(5)%	$7,036	67%	(1)%	$7,133	65%
Loan related fee income	2,734	25%	24%	2,202	21%	(28)%	3,061	28%
Net gain on sale of securities	794	7%	506%	131	1%	(62)%	349	3%
Net gain (loss) on sale of other assets	19	—%	(148)%	(40)	—%	74%	(23)	—%
Other-than-temporary credit impairment on investment securities	(357)	(3)%	146%	(145)	(1)%	(82)%	(828)	(8)%
BOLI income	345	3%	(5)%	362	3%	(2)%	368	3%
Hedge Fair Value Adjustment	(326)	(3)%	(100)%	—	—%	—%	—	—%
Unexercised Warrant Liability Fair Value	180	2%	100%	—	—%	—%	—	—%
Other income	775	7%	(28)%	1,079	9%	12%	964	9%
Total	$10,826	100%	2%	$10,625	100%	(4)%	$11,024	100%

Total other income was $10.8 million and $10.6 million for the twelve months ended December 31, 2012 and 2011, respectively, as higher mortgage fee income and gains on the sale of securities offset reductions in fees and service charges, secured savings contract income and fair value adjustments.
Fees and service charges earned on deposit, trust and investment accounts continue to be the Company’s primary sources of other income. Fees and service charges for the twelve month period ended December 31, 2012 totaled $6.7 million versus $7.0 million for the same period last year. Continued reductions in overdraft charges resulting from new federal regulations that came into effect in July 2010 and July 2011 were largely offset by additional trust, investment services, and debit card income. The Company also implemented new fee structures in mid-2012, which positively impacted fee levels during the last quarter of the year, and continues to emphasize and expand its investment and trust services.
Loan related fee income increased by $532,000 for the twelve months ended December 31, 2012 compared to one year ago as a result of higher mortgage origination activity and servicing income. While mortgage loan production traditionally does not represent a substantial portion of the Company's loan origination activities, the Company capitalized on record low mortgage rates and high refinance activity to boost income in this area in 2012. The Company anticipates relatively high production volumes to continue, at least for the first half of 2013. The Company has restructured its mortgage banking function to enhance origination volume and income, and continues to evaluate its cost structure to improve efficiency.
The Company recognized $794,000 in gains on the sale of longer-maturity municipal and mortgage-backed securities, which helped offset additional credit impairments on the two securities that are classified as other than temporarily impaired ("OTTI"). Greater loss severities on defaulted loans underlying these securities resulted in the increased loss. The Company also recorded a net negative $326,000 fair value adjustment related to a cash flow hedge on one of the Company's trust preferred obligations. The adjustment resulted from the loss of hedge effectiveness on the instrument and will be recovered as the interest rate swap reaches maturity in October 2013. Partially offsetting this negative adjustment was a $180,000 positive fair value adjustment taken on the Company's unexercised warrant liability. This liability was created by the issuance of three-year warrants for

1,700,000 shares, and on a reverse-split adjusted basis, 170,000 shares, to investors as part of the Company's January 2012 capital raise and must be adjusted to fair value every quarter. As such, there are likely to be fluctuating adjustments in future periods.
Bank-owned life insurance (“BOLI”) income was down slightly from the prior year as BOLI yields declined and the Company did not purchase or liquidate BOLI assets. Other non-interest income totaled $775,000 for 2012, compared to $1.1 million for the comparable prior period. The reductions reflect continued decreases in the Company's secured card contract as this contract winds down and is expected to terminate in the first quarter of 2013. The termination of this contract will result in an annual reduction in revenue of about $600,000, which the Company is seeking to replace with other card or payment-based initiatives.
The $399,000 decrease in other income from 2010 to 2011 largely reflected lower mortgage origination income, offset by lower OTTI on its impaired securities and higher secured card contract income.
The Company continues to pursue efforts to improve future non-interest income. It is particularly focused on expanding revenues from trust, investment and insurance services, where it has strong, experienced staff in place to generate both organic growth and manage potential acquisitions. It also is pursuing expanded card and payment-based revenue sources, but regulatory limitations may limit potential opportunities in these areas.

Operating Expenses
The following table details dollar amount and percentage changes of certain categories of other expense for the three years ended December 31.

	2012 Amount	% of Total	Percent Change Previous Year	2011 Amount	% of Total	Percent Change Previous Year	2010 Amount	% of Total
	(Dollars in thousands)
Salaries and employee benefits	$16,291	49%	(13)%	$18,736	49%	(11)%	$20,950	38%
Occupancy expense	6,570	20%	(4)%	6,879	18%	(5)%	7,240	13%
Advertising	633	2%	(6)%	677	2%	(33)%	1,010	2%
Fees and service charges	2,460	7%	(7)%	2,645	7%	1%	2,666	5%
Printing, postage and supplies	987	3%	(13)%	1,135	3%	(16)%	1,346	2%
Legal and accounting	1,733	5%	14%	1,521	4%	22%	1,244	2%
FDIC assessment	1,024	3%	(27)%	1,394	4%	(26)%	1,892	3%
OREO operations(1)	653	2%	(70)%	2,166	6%	(38)%	3,472	6%
Goodwill Impairment	—	—%	—%	—	—%	(100)%	11,662	22%
Other expense	3,082	9%	(3)%	3,177	7%	(7)%	3,412	7%
Total	$33,433	100%	(13)%	$38,330	100%	(30)%	$54,894	100%
_______________________________________

(1)	Amount includes chargedowns and gains/losses on sale of OREO
Operating expense for the twelve months ended December 31, 2012 totaled $33.4 million, a decrease of $4.9 million over the same period one year ago.
At $16.3 million, compensation and benefits expense decreased $2.4 million or 13.0% from 2011. The impact of staffing reductions in 2011 created most of the change, as the employee full time equivalent number decreased from 349 at the beginning of 2011 to 280, a decline of 19.8%, and ended 2012 at 270 FTE. Although the Company has largely completed its staff restructuring efforts, it continues to evaluate opportunities to improve staff efficiency while positioning itself for balance sheet growth.
Occupancy expenses decreased $309,000 from 2011, reflecting lower depreciation, software and rent expense. The Company continues to review asset and software purchases carefully, re-negotiate contracts, and implement energy and other resource conservation measures in its facilities. It has also negotiated a new core data-processing contract that it anticipates will result in significant savings in future years.
The advertising expense decrease of $44,000 from 2011 reflects continued reductions in the use of broad media in favor of more targeted and individualized marketing techniques. Lower collection and computer service fees produced lower fees and service charges and reductions in mailed statements and leased printing equipment have lowered printing and postage expenses.
OREO expense declined significantly over the prior year as the overall OREO portfolio and new OREO activity has dropped considerably. Legal and accounting fees increased over last year as a result of higher legal fees paid in connection with a complex proxy and shareholder meeting, the reverse stock split and NASDAQ listing activities, and increased correspondence with regulators and investors. Marketing expenses are likely to stabilize or increase moderately in future years as the Company focuses on growth, while most of the other areas noted above should continue to decrease in 2013. In particular, legal and accounting fees and OREO expenses are likely to drop as the Company's need for legal services should be lower and the OREO portfolio continues to drop.
FDIC expenses decreased $370,000 from 2011 as a result of changes in the FDIC assessment formula and lower assessment rates in 2012. These expenses are anticipated to drop further in the upcoming year.
Other expenses decreased $95,000 from 2011, reflecting the Company's ongoing efforts to reduce telecommunication, training, travel, courier, armored car and meeting expenses. The Company continues to evaluate opportunities for additional expense reduction in many of the categories included in this line item, and anticipates further reductions in 2013.
Annualized operating expense as a percentage of average assets was 3.46% and 3.99% for 2012 and 2011, respectively. The Company’s efficiency ratio (noninterest expense divided by the sum of net interest income and noninterest income) was 80.5% for 2012, compared to 84.3% in 2011. With economic conditions likely to remain challenging in the near future, the Company continues to develop and implement additional efficiency and cost-cutting efforts. Management anticipates that as it completes its current initiatives, the efficiency and expense ratios will continue to improve. Stabilization and improvement in economic conditions in the future should also improve efficiency, as the Company grows its asset base, net interest income rebounds and credit-related costs subside further.
Operating expenses improved by $16.7 million, from $54.9 million in 2010 to $38.3 million in 2011. The Company recorded an $11.7 million goodwill impairment during 2010, reducing the balance of goodwill to zero. As a result, no additional goodwill impairment was recorded in 2011. Cost-cutting initiatives and improved credit quality also resulted in substantial reductions in most other areas, including compensation, occupancy, FDIC and OREO expenses.
Income Tax Provision.
The Company recorded a small $8,000 tax benefit related to a delayed state tax refund during 2012, compared to a benefit of $152,000 in 2011. Given its current tax position, the Company did not record any other income tax provision or benefit during 2012 as it offset taxable income with net operating losses that it has carried forward from prior years. The effective tax rates were 0.0% for 2012 and (101.8%) for 2011. The Company maintains an $8.5 million tax valuation allowance, resulting in a net deferred tax asset of $12.3 million at December 31, 2012, as compared to a net deferred tax asset of $13.2 million at the end of 2011. The decrease in the net deferred tax asset is primarily due to the increase in the unrealized market value of the Company's investment securities.
Intermountain uses an estimate of future earnings, future reversals of taxable temporary difference, and tax planning strategies to determine whether it is more likely than not that the benefit of the deferred tax asset will be realized. At December 31, 2012, Intermountain assessed whether it was more likely than not that it would realize the benefits of its deferred tax asset. Intermountain determined that the negative evidence associated with a three-year cumulative loss for the period ended December 31, 2011, and challenging economic conditions continued to outweigh the positive evidence. Therefore, Intermountain maintained a valuation allowance of $8.5 million against its deferred tax asset that was established in 2010. The Company analyzes the deferred tax asset on a quarterly basis and may increase the allowance or release a portion or all of this allowance depending on actual results and estimates of future profitability.
In conducting its valuation allowance analysis, the Company developed an estimate of future earnings to determine both the need for a valuation allowance and the size of the allowance. In conducting this analysis, management has assumed economic conditions will continue to be challenging in 2013, followed by gradual improvement in the ensuing years. As such, its estimates include lower credit losses in 2013 and ensuing years as the Company’s loan portfolio continues to turn over. It also assumes: (1) a compressed net interest margin in 2013 and 2014, with gradual improvement in future years, as the Company is able to convert some of its cash position to higher yielding instruments; and (2) reductions in operating expenses as credit costs abate and its other cost reduction strategies continue.
The completion of the $47.3 million capital raise in January 2012 triggered Internal Revenue Code Section 382 limitations on the amount of tax benefit from net operating loss carryforwards that the Company can utilize annually, because of the level of investment by several of the larger investors. This could impact the amount and timing of the release of the valuation allowance, largely depending on the level of market interest rates and the fair value of the Company’s balance sheet at the time the offering was completed. The evaluation of this impact is still being completed and will likely not be known until its 2012 tax position is finalized in 2013. Based on its preliminary analysis, the Company believes that it should be able to recapture most or all of its tax benefit from the net operating loss carryforward position in the 20-year carryforward period, even given the Section 382 limitations. As with other future estimates, the Company cannot guarantee these future results, however.

Financial Position
Assets. At December 31, 2012, Intermountain’s assets were $972.1 million, up $37.9 million from $934.2 million at December 31, 2011. The increase in assets was funded by the Company's two capital raises in 2012, totaling $50 million, which offset reductions in the Company's Federal Home Loan Bank ("FHLB") advances and repurchase obligations. The funds received were used to purchase additional available for sale investments.
Investments. Intermountain’s investment portfolio at December 31, 2012 was $295.0 million, an increase of $59.8 million, or 25.4% from the December 31, 2011 balance of $235.2 million. The increase was primarily due to the purchase of $143.5 million in available-for-sale securities as the Company deployed funds from the capital raise and from lower yielding cash equivalents into higher yielding investments. These purchases, however, were partially offset by $69.2 million in payments on mortgage-backed securities, as record low mortgage rates increased prepayment speeds significantly. The Company also received $10.4 million in proceeds from the sale and call of various securities. Management remains cautious about the volatile investment environment and continues to maintain short portfolio duration. As of December 31, 2012, the balance of the unrealized gain on investment securities, net of federal income taxes, was $3.5 million, compared to an unrealized gain at December 31, 2011 of $2.7 million. The increase reflected reductions in market interest rates that increased the value of the Company's existing securities portfolio.
In 2011, Intermountain’s total investment portfolio increased $29.9 million from the December 31, 2010 balance of $207.6 million. The increase was primarily due to the purchase of $122.1 million in securities, including government agency mortgage-backed pools, collateralized mortgage obligations, and high-quality municipal bonds, as the Company sought to deploy some of its cash position in higher-yielding investments. These purchases were offset by the sale or call of $46.2 million in investment securities resulting in a $131,000 net pre-tax gain, and other principal reductions of $52.0 million.
The Company currently holds two residential MBS, with a current face value totaling $8.8 million that are determined to have other than temporary impairments (“OTTI”), as detailed in the table below (dollars in thousands):

	Principal	Fair	Unrealized	Cumulative OTTI Credit Loss Recorded in	Cumulative OTTI Impairment Loss Recorded in
	Balance	Value	(Loss) Gain	Income	OCI
Security 1	$2,408	$1,919	$814	$(1,018)	$(734)
Security 2	5,976	4,752	407	(839)	(927)
Total	$8,384	$6,671	$1,221	$(1,857)	$(1,661)

As indicated in the table above, impairment for these two securities totals $3.5 million, of which $1.9 million has been recorded as credit loss impairment in income and the remainder in other comprehensive income. The Company recorded additional credit loss impairment for Security 1 in 2012 of $71,000 and additional impairment for Security 2 of $286,000. The Company will continue to adjust its net income (loss) and other comprehensive income (loss) to reflect potential future credit loss impairments and the security’s market value. The Company calculated the credit loss charges against earnings by subtracting the estimated present value of future cash flows on the securities from their amortized cost less the total of previous credit loss impairment at the end of each period.
Loans Receivable. At December 31, 2012 net loans receivable totaled $520.8 million, up $18.5 million or 3.7% from $502.3 million at December 31, 2011. Growth in commercial, agricultural and commercial real estate loans offset reductions in multi-family, construction, land development, and consumer loans during this period. The changes in commercial real estate and multi-family loans were also impacted by the re-categorization of one large loan between the two categories.
The following table sets forth the composition of Intermountain’s loan portfolio at the dates indicated. Loan balances exclude deferred loan origination costs and fees and allowances for loan losses.

	December 31, 2012		December 31, 2011		December 31, 2010
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Commercial loans	$121,307	23.0%	$110,395	21.4%	$122,656	21.3%
Commercial real estate loans	186,844	35.4%	167,586	32.6%	175,559	30.5%
Commercial construction loans	3,832	0.7%	6,335	1.2%	17,951	3.1%
Land and land development loans	31,278	5.9%	38,499	7.5%	60,962	10.6%
Agriculture loans	85,967	16.3%	81,316	15.8%	87,364	15.2%
Multifamily loans	16,544	3.1%	26,038	5.1%	26,417	4.6%
Residential real estate loans	60,020	11.3%	58,861	11.4%	60,872	10.6%
Residential construction loans	940	0.2%	2,742	0.5%	3,219	0.6%
Consumer loans	9,626	1.8%	11,847	2.3%	14,095	2.4%
Municipal loans	12,267	2.3%	11,063	2.2%	6,528	1.1%
Total loans	528,625	100.0%	514,682	100.0%	575,623	100.0%
Allowance for loan losses	(7,943)		(12,690)		(12,455)
Deferred loan fees, net of direct origination costs	86		260		60
Loans receivable, net	$520,768		$502,252		$563,228
Weighted average interest rate	5.28%		5.69%		6.04%

The increase in commercial, commercial real estate and agricultural volumes from 2011 to 2012 reflects both the expansion of existing customer relationships and the development of new business. Land and land development loans continued to post large decreases, reflecting ongoing liquidation activity. As noted above, part of the decrease in multifamily loans and increase in commercial real estate loans was attributable to the reclassification of one large loan between the two segments. The reduction in the consumer segment reflects refinance activity and the generally muted consumer borrowing demand in the Company's market areas.
Land and land development loans experienced the largest decrease from 2010 to 2011, reflecting ongoing liquidation activity and minimal new production activity in this category. The refinance of several larger loans from the construction portfolio into term commercial real estate loans generated the decline in commercial construction loans. Reductions in commercial and commercial real estate balances primarily reflected muted quality loan demand as a result of cautious potential borrowers, lack of equity in available collateral, and tighter underwriting and appraisal restrictions. In contrast, the reduction in agricultural balances reflected unusually strong agricultural markets, which are allowing farmers to borrow less and pay down other debt. Multifamily and municipal loans were either stable or up, reflecting moderately higher levels of activity in these sectors.

The current commercial portfolio is diversified by industry with a variety of small business customers that have held up relatively well during this economic downturn. As slow economic conditions continue, however, the Company continues to experience some stress in this portfolio. Most of the commercial credits are smaller, however, and Intermountain carries a higher proportion of SBA and USDA guaranteed loans than many of its peers, reducing the overall risk in this portfolio. Commercial customers continue to watch economic conditions very closely, but have recently shown more optimism and stronger borrowing demand. Quality commercial borrowers are highly sought after, resulting in keen competition and competitive pricing for these customers.
The following table provides additional information on the Company’s commercial real estate portfolio:

Commercial Real Estate by Property Types	December 31, 2012		December 31, 2011
	(Dollars in thousands)
Condominiums	$2,976	1.5%	$2,050	1.1%
Office	47,118	23.2%	33,353	17.2%
Industrial warehouse	29,727	14.6%	26,972	13.9%
Storage units	6,500	3.1%	6,087	3.1%
Retail	20,485	10.1%	18,948	9.8%
Restaurants	4,093	2.0%	5,850	3.0%
Land and land development	2,860	1.4%	7,953	4.1%
Other commercial	11,998	5.9%	12,601	6.5%
Health care	24,418	12.0%	16,025	8.3%
Religious facilities	1,575	0.8%	1,748	0.9%
Gas stations & convenience stores	4,874	2.4%	5,125	2.6%
Auto R/E (car lot, wash, repair)	2,325	1.1%	2,104	1.1%
Hotel/Motel	527	0.3%	1,875	1.0%
Miscellaneous	27,368	13.5%	26,895	14.0%
Total Commercial Real Estate loans	186,844	91.9%	167,586	86.6%
Multifamily	16,544	8.1%	26,038	13.4%
Total Commercial Real Estate and Multifamily Loans	$203,388	100.0%	$193,624	100.0%

The commercial real estate portfolio is also well-diversified and consists of a mix of owner and non-owner occupied properties, with relatively few true non-owner-occupied investment properties. The Company has lower concentrations in this segment than most of its peers, and has underwritten these properties cautiously. In particular, it has limited exposure to speculative investment office buildings and retail strip malls, two of the higher risk segments in this category. While tough economic conditions continue to heighten the risk in this portfolio, it continues to perform well with relatively low delinquency and loss rates. The Company believes it has some opportunity to increase prudent lending in this area and did fund some new activity during 2012, but again competition is keen for these borrowers.
Most agricultural markets continue to perform well, and the Company has very limited exposure to the severely impacted dairy market. As noted above, the sector has performed so well that many of its best borrowing customers are using excess cash generated over the past couple of years to reduce their overall borrowing position. As production costs increase, borrowing activity may increase in this sector. The combination of the potential for reductions in commodity prices and increasing input costs may increase future risk in this sector, and the Company is conducting additional evaluation and stress-testing to plan for and mitigate this risk.
The residential and consumer portfolios consist primarily of first and second mortgage loans, unsecured loans to individuals, and auto, boat and RV loans. These portfolios have generally performed well with limited delinquencies and defaults, although the Company has seen some pressure on its home equity portfolio. While these loans have generally been underwritten with relatively conservative loan-to-values and strong debt-to-income ratios, the continued sluggish economy and lower home prices have resulted in some losses in this loan type.
Economic conditions and property values have stabilized in most of the Company's markets, but remain susceptible to changing global and national economic uncertainties. Management believes that its underwriting standards and aggressive identification and management of credit problems are having a positive impact on its credit portfolios. Losses are projected to continue declining through the balance of the next couple years.

Geographic Distribution
As of December 31, 2012, the Company’s loan portfolio by loan type and geographical market area was:

	North Idaho — Eastern	Magic Valley	Greater Boise	E. Oregon, SW Idaho, excluding			% of Loan type to total
Loan Portfolio by Location	Washington	Idaho	Area	Boise	Other	Total	loans
	(Dollars in thousands)
Commercial loans	$87,387	$4,606	$9,252	$13,852	$6,210	$121,307	23.0%
Commercial real estate loans	123,451	11,330	10,651	18,895	22,517	186,844	35.4%
Commercial construction loans	503	—	2,819	—	510	3,832	0.7%
Land and land development loans	20,710	1,748	6,298	1,500	1,022	31,278	5.9%
Agriculture loans	1,670	3,269	16,886	60,479	3,663	85,967	16.3%
Multifamily loans	10,396	151	5,947	30	20	16,544	3.1%
Residential real estate loans	41,624	3,734	3,808	7,083	3,771	60,020	11.3%
Residential construction loans	387	—	240	313	—	940	0.2%
Consumer loans	5,716	1,026	517	2,053	314	9,626	1.8%
Municipal loans	10,880	1,387	—	—	—	12,267	2.3%
Total	$302,724	$27,251	$56,418	$104,205	$38,027	$528,625	100.0%
Percent of total loans in geographic area	57.3%	5.2%	10.7%	19.7%	7.1%	100.0%
Percent of total loans where real estate is the primary collateral	65.5%	67.4%	54.5%	43.3%	74.8%	60.7%

As of December 31, 2011, the Company’s loan portfolio by loan type and geographical market area was:

	North Idaho — Eastern	Magic Valley	Greater Boise	E. Oregon, SW Idaho, excluding			% of Loan type to total
Loan Portfolio by Location	Washington	Idaho	Area	Boise	Other	Total	loans
	(Dollars in thousands)
Commercial loans	$75,677	$6,785	$7,686	$18,498	$1,749	$110,395	21.4%
Commercial real estate loans	114,211	11,763	14,242	15,692	11,678	167,586	32.6%
Commercial construction loans	2,964	3,137	74	—	160	6,335	1.2%
Land and land development loans	28,844	2,229	5,095	1,202	1,129	38,499	7.5%
Agriculture loans	1,168	4,097	17,237	57,154	1,660	81,316	15.8%
Multifamily loans	10,378	—	7,299	—	8,361	26,038	5.1%
Residential real estate loans	39,610	5,031	3,273	7,723	3,224	58,861	11.4%
Residential construction loans	2,742	—	—	—	—	2,742	0.5%
Consumer loans	6,745	1,176	1,082	2,605	239	11,847	2.3%
Municipal loans	9,592	1,471	—	—	—	11,063	2.2%
Total	$291,931	$35,689	$55,988	$102,874	$28,200	$514,682	100.0%
Percent of total loans in geographic area	56.7%	6.9%	10.9%	20.0%	5.5%	100.0%
Percent of total loans where real estate is the primary collateral	68.2%	67.2%	57.2%	36.4%	87.9%	61.7%

As indicated, 57% of the Company’s loans are in north Idaho and eastern Washington, with the next highest percentage in the rural markets of southwest Idaho outside of Boise. Economic trends and real estate valuations are showing modest improvement in all the Company's markets now, after a four-year decline. The southwest Idaho and Magic Valley markets are largely agricultural areas which have not seen levels of price appreciation or depreciation as steep as other areas over the last few years. The “Other” category noted above largely represents loans made to local borrowers where the collateral is located outside the Company’s communities. The mix in this category is relatively diverse, with the highest proportions in Oregon, Washington, California, Nevada and Arizona, but no single state comprising more than 2.6% of the total loan portfolio.
Participation loans where Intermountain purchased part of the loan and was not the lead bank totaled $16.6 million at December 31, 2012. $5.4 million of the total is a condominium project in Boise that is currently classified, but is being managed very closely, and for which no loss is expected. The remaining loans are all within the Company’s footprint and management believes they do not present significant risk at this time.
The following table sets forth the composition of Intermountain’s loan originations for the periods indicated.

	Year Ended December 31,
	2012	2011	% Change
	(Dollars in thousands)
Commercial loans	$61,664	$63,847	(3.4)%
Commercial real estate loans	34,895	20,238	72.4%
Commercial construction loans	3,149	2,661	18.3%
Land and land development loans	4,711	2,795	68.6%
Agriculture loans	49,803	60,429	(17.6)%
Multifamily loans	1,361	—	—%
Residential real estate loans	91,026	58,682	55.1%
Residential construction loans	2,230	3,510	(36.5)%
Consumer	2,313	6,022	(61.6)%
Municipal	3,846	17,033	(77.4)%
Total loans originated (1)	$254,998	$235,217	8.4%

Renewed Loans (1)	$189,548
  (1) 2011 totals include all new loans plus only those renewed loans that were assigned a new loan number. 2012 totals were segmented to reflect new loans separately. 2012 renewed loans include all renewed loans.

Overall, 2012 origination activity reflects modest improvement over 2011, as loan demand improved, but still remains muted. The one exception is residential mortgage activity, where record low mortgage rates combined with government refinance programs to create much higher demand than in the prior period. Commercial borrowers remain cautious about pursuing new real estate purchase, expansion or construction activities, and agricultural customers experienced strong cash flows reducing their need for borrowing. Overall origination activity is likely to continue improving from earlier totals, but will still be under pressure from slow economic and employment growth and aggressive industry competition for strong borrowers. The Company has chosen not to purchase loan pools or pursue out-of-market participation loans in order to maintain a more conservative credit position. Management believes that those banks that have low-cost funding structures and pursue loan growth through strong relationship networks and selective transactional niches will perform relatively better in the long run.
Office Properties and Equipment. Office properties and equipment decreased 5.9% to $35.5 million at December 31, 2012 from the prior year end as the reduction from depreciation continues to exceed new assets purchased.
Other Real Estate Owned. OREO balances totaled $5.0 million at December 31, 2012, compared to $6.7 million at December 31, 2011. The Company sold 24 properties totaling $3.4 million during the year, had net negative valuation adjustments of $172,000 and added 17 properties totaling $1.9 million. A total of 6 properties remained in the OREO portfolio at year end, consisting of $4.9 million in land and land development and $79,000 in residential real estate.
Overall, the Company’s current OREO portfolio is lower than most of its peer group and management anticipates additional reductions in the coming year. The following table details OREO activity during 2012, 2011 and 2010.

Other Real Estate Owned Activity

	2012	2011	2010
	(Dollars in thousands)
Balance, beginning of period, January 1	$6,650	$4,429	$11,538
Additions to OREO	1,864	9,572	8,946
Proceeds from sale of OREO	(3,391)	(6,429)	(13,442)
Valuation Adjustments in the period(1)	(172)	(922)	(2,613)
Balance, end of period, December 31	$4,951	$6,650	$4,429
_____________________________

(1)	Amount includes chargedowns and gains/losses on sale of OREO
Other Real Estate Owned Quarterly Activity

	Dec 2012	Sept 2012	Jun 2012	Mar 2012	Dec 2011
	(Dollars in thousands)
Balance, beginning of period	$5,636	$5,267	$6,852	$6,650	$7,378
Additions to OREO	270	901	74	620	660
Proceeds from sale of OREO	(764)	(580)	(1,609)	(438)	(1,295)
OREO valuation adjustments in the period(1)	(191)	48	(50)	20	(93)
Balance, end of period	$4,951	$5,636	$5,267	$6,852	$6,650
_______________________________________

(1)	Amount includes chargedowns and gains/losses on sale of OREO
Intangible Assets. Intangible assets now consist of only a small core deposit intangible derived from prior acquisitions that is amortizing down as time progresses.
Deferred Tax Asset. At December 31, 2012, the Company’s deferred tax asset, net of the valuation allowance noted above, totaled $12.3 million, down from year end 2011 as a result of the potential tax impacts of increased unrealized gains on securities. At December 31, 2012, Intermountain assessed whether it was more-likely-than-not that it would realize the benefits of its deferred tax asset. Intermountain determined that the negative evidence associated with a three-year cumulative loss for the period ending December 31, 2011, and the continued uncertain economic conditions outweighed the positive evidence. Therefore, Intermountain maintained a valuation allowance of $8.5 million against its deferred tax asset. See the Income Tax Provision section above for more information.
BOLI and Other Assets. Bank-owned life insurance (“BOLI”) and other assets decreased to $19.6 million at December, 2012 from $21.5 million at year end, 2011. The decrease reflected lower prepaid expenses and other miscellaneous assets.
Deposits. Total deposits increased $19.6 million to $748.9 million at December 31, 2012 from $729.4 million at December 31, 2011. Increases in non-interest bearing demand and money market balances largely offset continued planned reductions in the CD portfolio, including a $31.8 million decrease in brokered CDs. The following table sets forth the composition of Intermountain’s deposits at the dates indicated.

	December 31, 2012		December 31, 2011		December 31, 2010
	Amount	% of total deposits	Amount	% of total deposits	Amount	% of total deposits
	(Dollars in thousands)
Non-interest bearing demand accounts	$254,979	34.0%	$190,074	26.1%	$168,519	21.6%
Interest bearing demand accounts 0.0% to 1.15%	99,623	13.3%	—	—%	—	—%
NOW accounts	—	—%	107,476	14.7%	119,781	15.4%
Money market 0.0% to 4.07%	213,155	28.5%	201,237	27.6%	208,110	26.7%
Savings and IRA 0.0% to 4.91%	75,788	10.1%	73,493	10.1%	75,387	9.7%
Certificate of deposit accounts (CDs)	43,535	5.8%	59,199	8.1%	79,533	10.2%
Jumbo CDs	56,228	7.5%	56,177	7.7%	77,685	10.0%
Brokered CDs	5,200	0.7%	37,000	5.1%	40,899	5.3%
CDARS CDs to local customers	426	0.1%	4,717	0.6%	8,919	1.1%
Total deposits	$748,934	100.0%	$729,373	100.0%	$778,833	100.0%
Weighted average interest rate on certificates of deposit		1.28%		1.23%		1.66%
Core Deposits as a percentage of total deposits (1)		91.7%		86.2%		83.2%
Deposits generated from the Company’s market area as a % of total deposits		99.3%		94.9%		94.8%
_____________________________

(1)	Core deposits consist of non-interest bearing checking, money market checking, savings accounts, and certificate of deposit accounts of less than $100,000 (excluding public deposits).
Part of the increase in non-interest bearing demand deposits resulted from temporary shifts in the Company's money market demand deposits and other customer investment funds used to pay taxes and dividends at year end. During the third quarter of 2012, the Company restructured its deposit accounts to simplify its account structure and converted its NOW accounts to interest-bearing or non-interest bearing demand deposit accounts. Changes to federal regulation governing interest bearing demand accounts allowed the Company to make these changes. After adjusting for the temporary growth and changes noted above, non-interest bearing demand deposits were up approximately $26.9 million, or 14.2% during the year.
The Company continues to focus on managing relationship customers closely, lowering its cost of funds, and moving CD customers seeking higher yields into our investment products. Overall, low-cost transaction deposits now represent 75.8% of the deposit portfolio, up from 68.4% at December 31, 2011. During the fourth quarter, the Company redeemed $13.8 million in brokered CDs, which will save about $125,000 in future annual interest expense.
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
Deposits by location are as follows (dollars in thousands):

	December 31, 2012	% of total deposits	December 31, 2011	% of total deposits
Deposits by Location
North Idaho — Eastern Washington	$372,772	49.9%	$351,643	48.2%
Magic Valley Idaho	72,254	9.6%	65,629	9.0%
Greater Boise Area	67,585	9.0%	70,094	9.6%
Southwest Idaho — Oregon, excluding Boise	172,509	23.0%	154,446	21.2%
Administration, Secured Savings	63,814	8.5%	87,561	12.0%
Total	$748,934	100.0%	$729,373	100.0%

The Company attempts to, and has been successful in balancing loan and deposit balances in each of the market areas it serves. Northern Idaho and eastern Washington deposits currently exceed those in the Company’s southern Idaho and eastern Oregon markets, reflecting the longer presence it has had in these markets. The Company’s deposit market share has grown significantly over the past ten years, and it now ranks third in overall market share in its core markets. The Company anticipates the termination of the secured card contract it has maintained since 2003 in the first quarter of 2013, which will reduce savings balances by approximately $13 million. The Company has long anticipated this termination and can absorb the decrease by reducing its current cash position.
     Borrowings. Deposit accounts are Intermountain’s primary source of funds. Intermountain also relies upon advances from the Federal Home Loan Bank of Seattle ("FHLB"), repurchase agreements and other borrowings to supplement its funding, reduce its overall cost of funds, and to meet deposit withdrawal requirements. These borrowings totaled $97.3 million and $130.6 million at December 31, 2012 and December 31, 2011, respectively. The decrease from 2011 reflects the payoff of a $25 million FHLB advance and fluctuations in municipal repurchase activity.

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
Additionally, the extent to which borrowers prepay loans is affected by prevailing interest rates. When interest rates increase, borrowers are less likely to prepay loans. When interest rates decrease, borrowers are generally more likely to prepay loans. Prepayment speeds have been unusually high over the past few years and particularly in the past year, as borrowers refinanced into lower rates, paid down debt to improve their financial position, or liquidated assets as part of problem loan work-out strategies. Prepayments may affect the levels of loans retained in an institution’s portfolio, as well as its net interest income. Prepayments on loans and mortgage-backed securities are likely to continue at a higher pace over the next year as a result of continuing low interest rates and government-sponsored refinance programs, but should eventually stabilize or slow, particularly when the economy improves and rates begin rising.
On the liability side, Intermountain generally seeks to manage its interest rate risk exposure by maintaining a relatively high percentage of non-interest bearing demand deposits, interest-bearing demand deposits, savings and money market accounts. These instruments tend to lag changes in market rates and may afford the Bank more protection in increasing interest rate environments than other short-term borrowings, but can also be changed relatively quickly in a declining rate environment. The Bank utilizes various deposit pricing strategies and other borrowing sources to manage its rate risk. As noted above, the duration of the Company’s liabilities has shortened considerably over the past two years, as customers have preferred shorter-term deposit products and the Company has not replaced longer-term brokered and wholesale funding instruments as they have come due. This presents some additional risk in a rising rate environment. The Company is evaluating various alternatives to mitigate this risk, including the assumption of some longer-term fixed wholesale funding and the use of off-balance sheet interest rate swaps and caps.
Intermountain maintains an asset and liability management program intended to manage net interest income through interest rate cycles and to protect its income by controlling its exposure to changing interest rates. As part of this program, Intermountain uses a simulation model designed to measure the sensitivity of net interest income and net income to changes in interest rates. This simulation model is designed to enable Intermountain to generate a forecast of net interest income and net income given various interest rate forecasts and alternative strategies. The model is also designed to measure the anticipated impact that prepayment risk, basis risk, customer maturity preferences, volumes of new business and changes in the relationship between long-term and short-term interest rates have on the performance of Intermountain. The results of modeling indicate that the estimated impact of changing rates on net interest income in a 100 and 300 basis point upward adjustment are within the guidelines established by management. The estimated impact of changing rates on net interest income in a 100 basis point downward adjustment in market interest rates is just outside of the Company's guidelines over a 12-month period, but within guidelines over a 24-month forward looking period. The impacts of changing rates on the Company's modeled economic value of equity ("EVE") are also within the Company's guidelines for rising rates and just outside of guidelines for falling rates. The Company has chosen not to take action to resolve the falling rate guideline exceptions, because of the current very low level of market rates and the impact actions would have on its exposure to rising rates. The current scenario analysis for net income has been impacted by the relatively low current and prior year operating results of the Company, which increases the impact of both upward and downward adjustments on the percentage increase and decrease. Given this, management has tended to place more reliance on the net interest income and economic value of equity modeling.
The continuing low level of market rates, and particularly the Federal Funds target range of between 0.00 and 0.25% is unprecedented. This has created significant challenges for interest rate risk management over the past several years, and is reflected in the significant reduction in net interest income during this period. Given the highly unusual current market rate conditions and the potential for either a prolonged low-rate environment or rapidly rising rates at some point in the future, Company management continues to refine and expand its interest rate risk modeling, and is responding to the results by proactively managing both its on-balance sheet and off-balance sheet positions. Based on the results of its continuing evaluations, management believes that its interest rate risk position is relatively neutral, but that current economic and market conditions heighten overall interest rate risk for both the Company and the industry as a whole.
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
Deposits increased to $748.9 million at December 31, 2012 from $729.4 million at December 31, 2011, as increases in non-interest bearing demand and money market balances were offset by decreases in brokered and other CDs. As noted in the deposit section above, however, some of the increase in non-interest bearing demand deposits reflects temporary year end inflows, which have been reversed in early 2013. Repurchase agreements decreased by $8.4 million, reflecting normal fluctuations in municipal repurchase activity. These changes, combined with a $61.1 million increase in the Company's investment portfolio as the Company deployed the capital it raised, resulted in a decrease of $40.3 million in the Company’s unrestricted cash position at December 31, 2012 from year end, 2011.
During the year ended December 31, 2012, cash used by investing activities consisted primarily of the purchase of available-for-sale investment securities. During the same period, cash provided by financing activities consisted primarily of increases in common stock and increases in checking and money market deposits, partially offset by decreases in CDs and repurchase agreements.
Securities sold subject to repurchase agreements totaled $76.7 million at December 31, 2012. These borrowings are required to be collateralized by investments with a market value exceeding the face value of the borrowings. Under certain circumstances, Intermountain could be required to pledge additional securities or reduce the borrowings.
Intermountain’s credit line with FHLB Seattle provides for borrowings up to a percentage of its total assets subject to general collateralization requirements. At December 31, 2012, the Company’s FHLB Seattle credit line represented a total borrowing capacity of approximately $112.8 million, of which $6.1 million was being utilized. Additional collateralized funding availability at the Federal Reserve totaled $17.9 million. Both of these collateral secured lines could be expanded more with the placement of additional collateral. Overnight-unsecured borrowing lines have been established at US Bank, Wells Fargo Bank, and Pacific

Coast Bankers Bank (“PCBB”). At December 31, 2012, the Company had approximately $45.0 million of unsecured overnight funding available from its correspondent banking sources.
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
Management continues to monitor its liquidity position carefully and conducts periodic stress tests to evaluate future potential liquidity concerns in the subsidiary Bank. It has established contingency plans for potential liquidity shortfalls, which could include accessing borrowing lines, selling available-for-sale investments, reducing loan origination activity or raising rates on deposit accounts. Longer term, the Company intends to fund asset growth primarily with core deposit growth, and it has initiated a number of organizational changes and programs to spur this growth when needed.
Liquidity for the parent Company depends substantially on dividends from the Bank. The other primary sources of liquidity for the Parent Company are capital or borrowings. In 2012, the Company successfully raised $50.3 million in additional funds, net of transaction costs. The Company immediately transferred $30 million of the funds to the subsidiary Bank, resulting in increased liquidity for both the Bank and the parent company. Management projects that available resources will be sufficient to meet the parent Company’s projected funding needs.

Capital Resources

Intermountain’s total stockholders’ equity was $114.4 million at December 31, 2012, compared with $61.6 million at December 31, 2011, reflecting the addition of $50 million in capital from the Company's successful offerings in January and May, 2012. Stockholders’ equity and tangible stockholders' equity were 11.8% of total assets at December 31, 2012 and 6.6% at December 31, 2011, respectively. Tangible common equity as a percentage of tangible assets was 9.0% at December 31, 2012 and 3.8% for December 31, 2011.

At December 31, 2012 Intermountain had unrealized gains of $3.5 million (including cumulative OTTI recognized through other comprehensive income), net of related income taxes, on investments classified as available-for-sale and $0 in unrealized losses on cash flow hedges, net of related income taxes, as compared to unrealized gains of $2.7 million, net of related income taxes, on investments classified as available-for-sale and $330,000 unrealized losses on cash flow hedges at December 31, 2011. The increase in the unrealized gain on investments reflected improvements in the market values of the Company's securities portfolio. The unrealized loss on cash flow hedges converted to a reported loss during the first quarter of 2012. The adjustment resulted from the loss of hedge effectiveness on the instrument and will be recovered as the interest rate swap reaches maturity in 2013.

On January 23, 2012, the Company announced that it had successfully closed a $47.3 million private capital raise through the issuance and sale of shares of common stock at $1.00 per share ($10.00 post-split) and a newly-created mandatorily convertible series of preferred stock which automatically converted into shares of a new series of non-voting common stock at a conversion price of $1.00 in May when the Company's shareholders approved such non-voting common stock. The Company also issued for no additional consideration, warrants to purchase 1.7 million of non-voting common stock (170,000 post-split) at $1.00 per share ($10.00 post-split).
In May 2012, the Company successfully completed an $8.7 million Common Stock rights offering, including the purchase of unsubscribed shares by investors in the Company's January private placement. As a result of the raise, the Company issued 5.3 million, or 525,000 post-split shares of Voting Common stock and 3.4 million, or 345,000 post-split shares of Non-Voting Common Stock.

The Company has used the $50.3 million net proceeds after expenses from both offerings to strengthen its balance sheet, reinvest in its communities and for other general corporate purposes, and may use some of the proceeds, subject to regulatory approval, to redeem its Series A Preferred Stock held by the U.S. Treasury as part of the TARP Capital Purchase Program.

On December 19, 2008, the Company entered into a definitive agreement with the U.S. Treasury. Pursuant to this Agreement, the Company sold 27,000 shares of Series A Preferred Stock, no par value, having a liquidation amount equal to $1,000 per share, including a warrant (“The Warrant”) to purchase 653,226, or 65,000 post-split shares of the Company’s common stock, no par value, to the U.S. Treasury. The Warrant has a 10-year term and has an exercise price, subject to anti-dilution adjustments, equal to $6.20 per share ($62.00 post-split) of common stock.

The Series A Preferred Stock qualifies as Tier 1 capital and provides for cumulative dividends at a rate of 5% per year through December, 2013, and 9% per year thereafter. The Series A Preferred Stock may be redeemed with the approval of the U.S. Treasury in the first three years with the proceeds from the issuance of certain qualifying Tier 1 capital or after three years at par value plus accrued and unpaid dividends. The original terms governing the Series A Preferred Stock prohibited the Company from redeeming the shares during the first three years other than from proceeds received from a qualifying equity offering. However, subsequent legislation was passed that would now permit the Company to redeem the shares of Series A Preferred Stock upon the approval of Treasury and the Company’s primary federal regulator. The Company is currently exploring various options to redeem all or part of the outstanding preferred stock.

The Company executed a 10-for-1 reverse stock split, effective October 5, 2012, which reduced the number of voting and non-voting common shares outstanding and shares that would be issued if the outstanding warrants are exercised. In addition, Intermountain filed for and received approval to list on the NASDAQ Capital Market exchange, effective January 9, 2013.

Intermountain issued and has outstanding $16.5 million of Trust Preferred Securities. The indenture governing the Trust Preferred Securities limits the ability of Intermountain under certain circumstances to pay dividends or to make other capital distributions. The Trust Preferred Securities are treated as debt of Intermountain. These Trust Preferred Securities can be called for redemption by the Company at 100% of the aggregate principal plus accrued and unpaid interest. See Note 10 of “Notes to Consolidated Financial Statements.”

Intermountain and the Bank are required by applicable regulations to maintain certain minimum capital levels and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier I capital to average assets. Intermountain and the Bank plan to maintain their capital resources and regulatory capital ratios through the retention of earnings and the management of the level and mix of assets. At December 31, 2012, Intermountain exceeded the minimum published regulatory capital requirements to be considered “well-capitalized” pursuant to Federal Financial Institutions Examination Council “FFIEC” regulations.

	Actual		Capital Requirements		Published Well-Capitalized Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2012
Total capital (to risk-weighted assets):
The Company	$124,058	20.51%	$48,399	8%	$60,499	10%
Panhandle State Bank	115,418	19.07%	48,409	8%	60,511	10%
Tier I capital (to risk-weighted assets):
The Company	116,491	19.26%	24,200	4%	36,299	6%
Panhandle State Bank	107,849	17.82%	24,204	4%	36,307	6%
Tier I capital (to average assets):
The Company	116,491	12.54%	37,160	4%	46,451	5%
Panhandle State Bank	107,849	11.60%	37,197	4%	46,497	5%
As of December 31, 2011
Total capital (to risk-weighted assets):
The Company	74,807	12.58%	47,587	8%	59,484	10%
Panhandle State Bank	81,614	13.74%	47,524	8%	59,405	10%
Tier I capital (to risk-weighted assets):
The Company	67,316	11.32%	23,793	4%	35,690	6%
Panhandle State Bank	74,123	12.48%	23,762	4%	35,643	6%
Tier I capital (to average assets):
The Company	67,316	7.32%	36,775	4%	45,968	5%
Panhandle State Bank	74,123	8.07%	36,723	4%	45,904	5%

Reflecting the Company’s strategy to prudently manage through the current economic cycle, in December 2009 the Company decided to defer regularly scheduled interest payments on its outstanding Junior Subordinated Debentures related to its Trust Preferred Securities (“TRUPS Debentures”), and regular quarterly cash dividend payments on its preferred stock held by the U.S. Treasury. Although these expenses accrued on the consolidated income statements for the Company, deferring these interest and dividend payments preserved approximately $477,000 per quarter in cash for the Company. In December 2012, the Company transmitted payment of all deferred interest on its TRUPS Debentures and deferred dividends on its Series A preferred stock. Going forward, the Company plans to continue paying interest on the two trust preferred obligations and the regular quarterly dividend payments on the Preferred Stock.

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
Tabular Disclosure of Contractual Obligations
The following table represents the Company’s on-and-off balance sheet aggregate contractual obligations to make future payments as of December 31, 2012.

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	Over 3 to 5 Years	More than 5 Years
	(Dollars in thousands)
Long-term debt(1)	$32,163	$678	$5,195	$1,107	$25,183
Short-term debt	76,739	76,739	—	—	—
Operating lease obligations(2)	12,697	873	1,699	1,682	8,443
Direct financing obligations(3)	30,455	1,635	3,434	3,434	21,952
Total	$152,054	$79,925	$10,328	$6,223	$55,578

_______________________________________

(1)	Includes interest payments related to long-term debt agreements.

(2)
Excludes recurring accounts payable, accrued expenses and other liabilities, repurchase agreements and customer deposits, all of which are recorded on the registrant’s balance sheet. See Notes 5 and 16 of Notes to Consolidated Financial Statements.

(3)	Sandpoint Center Building lease payments related to the direct financing transaction executed in August 2009.
Inflation
Substantially all of the assets and liabilities of the Company are monetary. Therefore, inflation has a less significant impact on the Company than does the fluctuation in market interest rates. Inflation can lead to accelerated growth in noninterest expenses and may be a contributor to interest rate changes, both of which may impact net earnings. Inflation, as measured by the Consumer Price Index, was benign in 2009 and 2010 as the global recession muted economic growth and other traditional inflationary factors. Higher food and energy prices led to moderate increases in inflation in 2011 and 2012 and may do so again in 2013, although restrained global economic growth is likely to continue to have moderating impact through the balance of the year. Inflation may increase at higher rates in future years, as global demand recovers and the large U.S. budget and trade deficits may weaken the dollar. The effects of inflation have not had a material direct impact on the Company over the past several years.
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
Management believes the allowance for loan losses was adequate at December 31, 2012. While management uses available information to provide for loan losses, the ultimate collectability of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions and other relevant factors. A further slowdown in economic activity could adversely affect cash flows for both commercial and individual borrowers, as a result of which the Company could experience increases in nonperforming assets, delinquencies and losses on loans. The allowance requires considerable judgment on the part of management, and material changes in the allowance can have a significant impact on the Company's financial position and results of operations.
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
At December 31, 2012, Intermountain assessed whether it was more likely than not that it would realize the benefits of its deferred tax asset. Intermountain determined that the negative evidence associated with a three-year cumulative loss for the period ended December 31, 2011, and challenging economic conditions continued to outweigh the positive evidence. Therefore, Intermountain maintained a valuation allowance of $8.5 million against its deferred tax asset. The company analyzes the deferred tax asset on a quarterly basis and may recapture a portion or all of this allowance depending on future profitability. Including the valuation allowance, Intermountain had a net deferred tax asset of $12.3 million as of December 31, 2012, compared to a net deferred tax asset of $13.2 million as of December 31, 2011.
The completion of the $47.3 million capital raise noted in the "Capital Resources" section above triggered Internal Revenue Code Section 382 limitations on the amount of tax benefit from net operating loss carryforwards that the Company can claim annually. The effect of this limitation is currently being evaluated and is influenced by the level of market interest rates and the fair value of the Company's balance sheet at the time the planned offering was completed. This could impact the amount and timing of the release of the valuation allowance. The evaluation of this impact is currently in process and will likely not be known until the Company's final 2012 tax position is determined in 2013. See the "Income Tax Provision" section above for additional information.
For additional information on the Company's accounting policies, see the “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements.

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
Interest Rate Sensitivity Management
The largest component of the Company’s earnings is net interest income, which can fluctuate widely when interest rate movements occur. The Bank’s management is responsible for minimizing the Company’s exposure to interest rate risk. This is accomplished by developing objectives, goals and strategies designed to enhance profitability and performance, while managing risk within specified control parameters. The ongoing management of the Company’s interest rate sensitivity limits interest rate risk by controlling the mix and maturity of assets and liabilities. Management continually reviews the Bank’s position and evaluates alternative sources and uses of funds. This includes any changes in external factors. Various methods are used to achieve and maintain the desired rate sensitive position, including the sale or purchase of assets, product pricing and the use of off-balance sheet hedging instruments, including interest rate swaps, floors and caps.
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
The Asset/Liability Management Committee of the Company also periodically reviews the results of a detailed and dynamic simulation model to quantify the estimated exposure of net interest income (NII) and the estimated economic value of the Company to changes in interest rates. The simulation model, which has been compared to and validated with an independent third-party model and back-tested against actual results, illustrates the estimated impact of changing interest rates on the interest income received and interest expense paid on all interest bearing assets and liabilities reflected on the Company’s statement of financial condition. This interest sensitivity analysis is compared to policy limits for risk tolerance levels of net interest income exposure over a one-and two- year time horizon, given a 300 and 100 basis point movement in interest rates. Trends in out-of-tolerance conditions are then addressed by the committee, resulting in the implementation of strategic management intervention designed to bring interest rate risk within policy targets. A parallel shift in interest rates over a one-year period is assumed as a base, with reasonable assumptions made regarding the timing and extent to which each interest-bearing asset and liability responds to the changes in market rates. The original assumptions were made based on industry averages and the Company’s own experience, and have been modified based on the Company’s continuing analysis of its actual versus expected performance, and after consultations with an outside consultant. The following table represents the estimated sensitivity of the Company’s net interest income as of December 31, 2012 and 2011 compared to the established policy limits:

	2012		2011
12 Month Cumulative% effect on NII	Policy Limit %	12/31/2012	Policy Limit %	12/31/2011
+100bp	+3.0 to -3.0%	(0.43)%	+5.0 to -3.0%	0.61%
+300bp	+8.0 to -8.0%	2.85%	+10.0 to -8.0%	4.46%
−100bp	+3.0 to -3.0%	(3.25)%	+5.0 to -3.0%	(3.82)%
–300bp	-8.0 to -8.0%	N/A	-10.0 to -8.0%	N/A

The model results for both years fall within the risk tolerance guidelines established by the committee for a rising rate environment, and are just outside the guidelines for a down 100 bps environment. Given current market rates, a 300 basis point drop in market rates is not considered feasible.
The continuing low level of market rates, and particularly the Federal Funds target range of between 0.00 and 0.25% is unprecedented. This has created significant challenges for interest rate risk management over the past several years, and is reflected in the significant reduction in net interest income during this period. Given the highly unusual current market rate conditions and the potential for either a prolonged low-rate environment or rapidly rising rates at some point in the future, Company management continues to refine and expand its interest rate risk modeling, and is responding to the results by proactively managing both its on-balance sheet and off-balance sheet positions. Based on the results of its continuing evaluations, management believes that its interest rate risk position is relatively neutral, but that current economic and market conditions heighten overall interest rate risk for both the Company and the industry as a whole.

The following table displays the Bank’s balance sheet based on the re-pricing schedule of 3 months, 3 months to 1 year, 1 year to 5 years and over 5 years.
Asset/Liability Maturity Repricing Schedule
12/31/2012

	Within Three Months	After Three Months but within One Year	After One Year but within Five Years	After Five Years	Total
	(Dollars in thousands)
Loans receivable and held for sale	$173,219	$63,431	$200,044	$93,985	$530,679
Securities	18,487	44,862	122,407	111,508	297,264
Time certificates and interest-bearing cash	53,403	—	—	—	53,403
Total earning assets	245,109	108,293	322,451	205,493	881,346
Allowance for loan losses	(2,593)	(949)	(2,994)	(1,407)	(7,943)
Total earning assets, net	$242,516	$107,344	$319,457	$204,086	$873,403
Interest-bearing demand deposits(1)	$99,623	$—	$—	$—	$99,623
Money market accounts	213,155				213,155
Savings deposits and IRA(1)	60,550	4,543	10,693	2	75,788
Time certificates of deposit accounts	24,569	32,554	48,263	3	105,389
Total interest-bearing deposits	397,897	37,097	58,956	5	493,955
Repurchase agreements	76,738	—	—	—	76,738
FHLB advances	—	—	4,000	—	4,000
Other borrowed funds	16,527	—	—	—	16,527
Total interest-bearing liabilities	$491,162	$37,097	$62,956	$5	$591,220
Net interest rate sensitivity gap	$(248,646)	$70,247	$256,501	$204,081	$282,183
Cumulative gap	$(248,646)	$(178,399)	$78,102	$282,183	—
_______________________________________

(1)	Includes deposits with no stated maturity.
The following table displays expected maturity information and corresponding interest rates for all interest-sensitive assets and liabilities at December 31, 2012.

Expected Maturity Date at December 31, 2012

	2013	2014-15	2016-17	Thereafter	Total
	(Dollars in thousands)
Interest-sensitive assets:
Commercial loans	$41,808	$13,769	$22,933	$42,797	$121,307
Average interest rate	5.25%	5.36%	5.16%	5.58%
Commercial real estate loans	17,278	21,892	44,854	102,820	186,844
Average interest rate	6.23%	6.26%	5.59%	5.39%
Commercial construction loans	3,603	—	21	208	3,832
Average interest rate	4.67%	—%	7.25%	3.25%
Land and land development loans	10,049	17,994	1,832	1,403	31,278
Average interest rate	6.28%	5.89%	5.84%	6.19%
Agriculture loans	51,215	8,405	12,612	13,735	85,967
Average interest rate	5.04%	5.42%	5.20%	5.58%
Multifamily loans	—	8,198	6,634	1,712	16,544
Average interest rate	—%	4.30%	4.34%	5.60%
Residential loans(1)	5,030	6,234	8,303	42,137	61,704
Average interest rate	6.24%	5.77%	5.52%	5.16%
Residential construction loans	558	—	—	382	940
Average interest rate	6.22%	—%	—%	5.65%
Consumer loans	4,246	3,072	1,259	1,049	9,626
Average interest rate	7.97%	5.60%	6.77%	7.24%
Municipal loans	6,207	661	835	4,564	12,267
Average interest rate	2.99%	3.66%	3.30%	4.53%
Investments	63,349	70,624	51,784	111,507	297,264
Average interest rate	2.01%	2.46%	3.27%	3.24%
Certificates and interest bearing cash	53,403	—	—	—	53,403
Average interest rate	0.24%	—%	—%	—%
Total interest-sensitive assets	$256,746	$150,849	$151,067	$322,314	$880,976
Deposits:
Savings deposits and IRA	$65,093	$5,493	$5,200	$2	$75,788
Average interest rate	0.12%	1.74%	1.70%	1.29%
Interest Bearing Demand	99,623	—	—	—	99,623
Average interest rate	0.07%	—%	—%	—%
Money market accounts	213,155	—	—	—	213,155
Average interest rate	0.35%	—	—	—
Certificates of deposit accounts	57,123	26,274	21,989	3	105,389
Average interest rate	0.78%	1.59%	2.01%	—%
Repurchase agreements	76,738	—	—	—	76,738
Average interest rate	0.32%	—%	—%	—%
Other borrowed funds	—	4,000	—	16,527	20,527
Average interest rate	—%	3.11%	—%	3.15%
Total interest-sensitive liabilities	$511,732	$35,767	$27,189	$16,532	$591,220
_______________________________________

(1)	Includes loans held for sale.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The required information is contained on pages F-1 through F-53. of this Form 10-K.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There have been no changes in or disagreements with Intermountain’s independent accountants on accounting and financial statement disclosures.

Item 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The effectiveness of Intermountain’s internal control over financial reporting as of December 31, 2012 has been attested to by BDO USA, LLP, the independent registered public accounting firm that audited the financial statements included in Intermountain’s Annual Report on Form 10-K, as stated in their report which is included herein.
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
(b) Changes in Internal Control over Financial Reporting: In the three months ended December 31, 2012, there were no changes in Intermountain’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, Intermountain’s internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Intermountain’s management, including the principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of Intermountain’s management, Intermountain conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on management’s evaluation under the COSO Framework, Intermountain’s management has concluded that Intermountain’s internal control over financial reporting was effective as of December 31, 2012.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Intermountain Community Bancorp
Sandpoint, Idaho
We have audited Intermountain Community Bancorp's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Intermountain Community Bancorp's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Intermountain Community Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Intermountain Community Bancorp as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012 and our report dated March 8, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Spokane, Washington
March 8, 2013

Item 9B. OTHER INFORMATION
Not applicable.
PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

In response to this Item, the information set forth in Intermountain's Proxy Statement dated March 22, 2013 (“2013 Proxy Statement”) under the headings “Information with Respect to Nominees and Other Directors,” “Meetings and Committees of the Board of Directors,” “Executive Compensation,” and “Security Ownership of Certain Beneficial Owners and Management” and “Compliance with Section 16(a) Filing Requirements” are incorporated herein by reference.

Information concerning Intermountain's Audit Committee financial expert is set forth under the caption “Meetings and Committees of the Board of Directors” in Intermountain's 2013 Proxy Statement and is incorporated herein by reference.

Intermountain has adopted a Code of Ethics that applies to all Intermountain employees and directors, including Intermountain's senior financial officers. The Code of Ethics is publicly available on Intermountain's website at http://www.Intermountainbank.com, and is included as Exhibit 14 to this report.

Item 11.	EXECUTIVE COMPENSATION

In response to this Item, the information set forth in the 2013 Proxy Statement under the heading “Directors Compensation” and “Executive Compensation” is incorporated herein.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

In response to this Item, the information set forth in Intermountain's 2013 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In response to this Item, the information set forth in Intermountain's 2013 Proxy Statement under the heading “Certain Relationships and Related Transactions” is incorporated herein.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

In response to this Item, the information set forth in Intermountain's 2013 Proxy Statement under the headings “Ratification of Appointment of Independent Auditors” and “Independent Registered Public Accounting Firm” is incorporated herein.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Audited Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets at December 31, 2012 and 2011

•	Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010

•	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2012, 2011 and 2010

•	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2012, 2011 and 2010

•	Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010

•	Summary of Accounting Policies

•	Notes to Consolidated Financial Statements
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

March 8, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Curt Hecker	President and Chief Executive Officer,	March 8, 2013
Curt Hecker	Director, (Principal Executive Officer)

/s/ Douglas Wright	Executive Vice President and Chief	March 8, 2013
Douglas Wright	Financial Officer (Principal Financial
and Principal Accounting Officer)

/s/ John B. Parker	Chairman of the Board, Director	March 8, 2013
John B. Parker

/s/ James T. Diehl	Director	March 8, 2013
James T. Diehl

/s/ Ford Elsaesser	Director	March 8, 2013
Ford Elsaesser

/s/ Ronald Jones	Director	March 8, 2013
Ronald Jones

/s/ John Kubiak	Director	March 8, 2013
John Kubiak

/s/ Maggie Y. Lyons	Director	March 8, 2013
Maggie Y. Lyons

/s/ Jim Patrick	Director	March 8, 2013
Jim Patrick

/s/ John Pietrzak	Director	March 8, 2013
John Pietrzak

/s/ Michael J. Romine	Director	March 8, 2013
Michael J. Romine

/s/ John Welborn	Director	March 8, 2013
John Welborn

Exhibits

Exhibit No.	Exhibit
3.1+	Amended and Restated Articles of Incorporation
3.2	Amended and Restated Bylaws (1)
4.1	Form of Stock Certificate (2)
4.2	Certificate of Designations with respect to Fixed Rate Cumulative Perpetual Preferred Stock, Series A (included as part of Exhibit 3.1)
4.3	Warrant to Purchase Common Stock of the Company dated December 19, 2008 (3)
4.4	Form of Preferred Stock Certificate (3)
4.5	Form of Warrant to Purchase Non-Voting Common Stock of the Company dated January 23, 2012(4)
4.6	Certificate of Designations with respect to Mandatorily Convertible Cumulative Participating Preferred Stock, Series B (included as part of Exhibit 3.1)
10.1*	Second Amended and Restated 1999 Employee Stock Option and Restricted Stock Plan (2)
10.2*	Form of Employee Option Agreement (2)
10.3*	Form of Restricted Stock Award Agreement (5)
10.4*	Amended and Restated Director Stock Option Plan (6)
10.5*	Form of Director Restricted Stock Award Agreement (5)
10.6*	Form of Stock Purchase Bonus Agreement (5)
10.7*	2012 Stock Option and Equity Compensation Plan (7)
10.8*	Amended and Restated Employment Agreement with Curt Hecker dated January 1, 2008 (5)
10.9*	Amended and Restated Salary Continuation and Split Dollar Agreement for Curt Hecker dated January 1, 2008 (5)
10.10*	Amended and Restated Employment Agreement with Jerry Smith dated January 1, 2008 (5)
10.11*	Amended and Restated Salary Continuation and Split Dollar Agreement with Jerry Smith dated January 1, 2008 (5)
10.12*	Amended and Restated Executive Severance Agreement with Douglas Wright dated January 1, 2008 (5)
10.13*	Amended and Restated Executive Severance Agreement with John Nagel dated December 27, 2007 (5)
10.14*	Amended and Restated Executive Severance Agreement with Pam Rasmussen dated December 28, 2007 (5)
10.15	Form of Executive Compensation Letter (3)
10.16	Letter Agreement including the Securities Purchase Agreement - Standard Terms incorporated herein, between the Company and the United States Department of the Treasury dated December 19, 2008 (3)
10.17	Lease Agreement dated as of August 28, 2009 by and between Sandpoint Center, LLC and Sandpoint Center II, LLC, as landlord, and Panhandle State Bank, as tenant (8)
14	Code of Ethics (9)
21+	Subsidiaries of the Registrant
23+	Consent of BDO USA, LLP
31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
99.1+	Chief Executive Officer TARP Certification
99.2+	Chief Financial Officer TARP Certification
101+
The following audited financial information from the Company's Annual Report on Form 10-K for the year ended December 31, 2012 is formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Cash Flows, (iv) the Consolidated Statements of Comprehensive Income (Loss), and (v) the Notes to Consolidated Financial Statements, tagged as block of text

___________________
* Executive Contract, Compensatory Plan or Arrangement
+ Filed Herewith

(1) Incorporated by reference to the Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed September 8, 2004
(2) Incorporated by reference to Exhibits 4.1, 10.1 and 10.3 of the Registrant's Form 10, as amended on July 1, 2004
(3) Incorporated by reference to Exhibits 4.1, 4.2, 4.3, 10.1 and 10.2 of the Registrant's Current Report on Form 8-K filed December 19, 2008
(4) Incorporated by reference to Exhibits 4.2 of the Registrant's Current Report on Form 8-K filed January 23, 2012
(5) Incorporated by reference to Exhibits 10.3 and 10-6 - 10.14 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2007
(6) Incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005
(7) Incorporated by reference to Appendix A of the Registrant's 2012 Annual Meeting Proxy Statement filed April 19, 2012
(8) Incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009
(9) Incorporated by reference to Exhibit 14 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2006

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Intermountain Community Bancorp
Sandpoint, Idaho
We have audited the accompanying consolidated balance sheets of Intermountain Community Bancorp as of December 31, 2012 and 2011 and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intermountain Community Bancorp at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Intermountain Community Bancorp's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 8, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Spokane, Washington
March 8, 2013

Intermountain Community Bancorp
Consolidated Balance Sheets

	December 31, 2012	December 31, 2011
	(Dollars in thousands)
ASSETS
Cash and cash equivalents:
Interest-bearing	$53,403	$82,242
Non interest-bearing and vault	13,536	24,958
Restricted cash	13,146	2,668
Available-for-sale securities, at fair value	280,169	219,039
Held-to-maturity securities, at amortized cost	14,826	16,143
Federal Home Loan Bank (“FHLB”) of Seattle stock, at cost	2,269	2,310
Loans held for sale	1,684	5,561
Loans receivable, net	520,768	502,252
Accrued interest receivable	4,320	4,100
Office properties and equipment, net	35,453	37,687
Bank-owned life insurance ("BOLI")	9,472	9,127
Other intangibles	72	189
Other real estate owned (“OREO”)	4,951	6,650
Prepaid expenses and other assets	18,070	21,292
Total assets	$972,139	$934,218
LIABILITIES
Deposits	$748,934	$729,373
Securities sold subject to repurchase agreements	76,738	85,104
Advances from Federal Home Loan Bank	4,000	29,000
Unexercised stock warrant liability	828	—
Cashier checks issued and payable	2,024	481
Accrued interest payable	1,185	1,676
Other borrowings	16,527	16,527
Accrued expenses and other liabilities	7,469	10,441
Total liabilities	857,705	872,602
STOCKHOLDERS’ EQUITY
Common stock 30,000,000 shares authorized; 2,603,674 and 842,721 shares issued and 2,603,132 and 840,984 shares outstanding as of December 31, 2012 and December 31, 2011, respectively.	96,368	78,916
Common stock - non-voting 10,000,000 shares authorized; 3,839,688 and 0 shares issued and outstanding as of December 31, 2012 and December 31, 2011, respectively	31,941	—
Preferred stock, 1,000,000 shares authorized: 27,000 shares of Series A issued and outstanding as of December 31, 2012 and December 31, 2011, respectively; with liquidation preference of $1,000 per share; and 0 shares of Series B issued and outstanding as of December 31, 2012 and December 31, 2011.	26,527	26,149
Accumulated other comprehensive income, net of tax	3,529	2,370
Accumulated deficit	(43,931)	(45,819)
Total stockholders’ equity	114,434	61,616
Total liabilities and stockholders’ equity	$972,139	$934,218
The accompanying notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp
Consolidated Statements of Operations

	Years ended December 31
	2012	2011	2010
	(Dollars in thousands, except per share amounts)
Interest income:
Loans	$28,063	$32,821	$38,020
Investments	7,704	8,836	8,029
Total interest income	35,767	41,657	46,049
Interest expense:
Deposits	3,002	4,408	7,746
Other borrowings	2,081	2,404	3,039
Total interest expense	5,083	6,812	10,785
Net interest income	30,684	34,845	35,264
Provision for losses on loans	(4,306)	(7,289)	(24,012)
Net interest income after provision for losses on loans	26,378	27,556	11,252
Other income:
Fees and service charges	6,662	7,036	7,133
Loan related fee income	2,734	2,202	3,061
Net gain on sale of securities	794	131	349
Net gain (loss) on sale of other assets	19	(40)	—
Other-than-temporary impairment (“OTTI”) losses on investments (1)	(357)	(145)	(828)
Bank-owned life insurance	345	362	368
Fair value adjustment on cash flow hedge	(326)	—	—
Unexercised warrant liability fair value adjustment	180	—	—
Other	775	1,079	941
Total other income	10,826	10,625	11,024
Operating expenses:
Salaries and employee benefits	16,291	18,736	20,950
Occupancy expense	6,570	6,879	7,240
Advertising	633	677	1,010
Fees and service charges	2,460	2,645	2,666
Printing, postage and supplies	987	1,135	1,346
Legal and accounting	1,733	1,521	1,244
FDIC assessment	1,024	1,394	1,892
OREO operations	653	2,166	3,472
Goodwill impairment	—	—	11,662
Other expenses	3,082	3,177	3,412
Total operating expenses	33,433	38,330	54,894
Net income (loss) before income taxes	3,771	(149)	(32,618)
Income tax benefit	8	152	882
Net income (loss)	3,779	3	(31,736)
Preferred stock dividend	1,891	1,808	1,716
Net income (loss) applicable to common stockholders	$1,888	$(1,805)	$(33,452)
Earnings (loss) per share — basic (3)	$0.33	$(2.15)	$(39.89)
Earnings (loss) per share — diluted (3)	$0.32	$(2.15)	$(39.89)
Weighted average common shares outstanding — basic (3)	5,806,958	840,654	838,562
Weighted average common shares outstanding — diluted (2) (3)	5,825,283	840,654	838,562

(1)
Consisting of $7, $229 and $1,529 of total other-than-temporary impairment net losses, net of $(350), $84 and $701, recognized in other comprehensive income, for the years ended December 31, 2012, 2011 and 2010, respectively.

(2) Includes the weighted average number of non-voting common shares that would be outstanding if the warrants issued in the January 2012 private offering are exercised directly for 170,000 non-voting common shares, utilizing the Treasury stock method.

(3)	All share numbers have been adjusted to reflect the impact of a 10-for-1 reverse stock split, effective, October 5, 2012. See footnote 14, "Stockholders' Equity" for additional information.
The accompanying notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp
Consolidated Statements of Comprehensive Income (Loss)

	December 31,
	2012	2011	2010
	(Dollars in thousands)
Net income (loss)	$3,779	$3	$(31,736)
Other comprehensive income (loss):
Change in unrealized gains on investments, and mortgage backed securities (“MBS”) available for sale, excluding non-credit loss on impairment of securities	1,815	6,004	6,622
Realized net gains reclassified from other comprehensive income	(794)	(131)	(349)
Non-credit loss on impairment on available-for-sale debt securities	350	(84)	(701)
Less deferred income tax benefit on securities	(543)	(2,293)	(2,207)
Change in fair value of qualifying cash flow hedge, net of tax	330	102	246
Net other comprehensive income	1,158	3,598	3,611
Comprehensive income (loss)	$4,937	$3,601	$(28,125)
The accompanying notes are an integral part of the consolidated financial statements.

INTERMOUNTAIN COMMUNITY BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2012, 2011, and 2010

					Accumulated Other		Total
	Preferred Stock		Common Stock (1)		Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Income (Loss)	Deficit	Equity
	(Dollars in thousands, except per share data)
Balance, January 1, 2010	27,000	$25,461	843,855	$78,569	$(4,840)	$(10,563)	$88,627
Net loss	—	—	—	—	—	(31,736)	(31,736)
Stock based compensation	—	—	—	361	—	—	361
Restricted stock cancellations	—	—	(717)	—	—	—	—
Accretion of preferred stock discount	—	333	—	—	—	(333)	—
Preferred stock dividends	—	—	—	—	—	(1,350)	(1,350)
Interest on deferred Preferred stock dividends	—	—	—	—	—	(33)	(33)
Net unrealized loss on investments, excluding non-credit loss on impairment of securities	—	—	—	—	3,789	—	3,789
Non-credit portion of other-than-temporary impairment on available-for-sale debt securities	—	—	—	—	(424)	—	(424)
Net unrealized gain on hedging activities	—	—	—	—	246	—	246
Other	—	—	—	(127)	—	—	(127)
Balance, December 31, 2010	27,000	$25,794	843,138	$78,803	$(1,229)	$(44,015)	$59,353

(1)	All share numbers have been adjusted to reflect the impact of a 10-for-1 reverse stock split, effective, October 5, 2012. See footnote 14, "Stockholders' Equity" for additional information.

See accompanying summary of accounting policies and notes to consolidated financial statements.

INTERMOUNTAIN COMMUNITY BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2012, 2011, and 2010

					Accumulated Other		Total
	Preferred Stock		Common Stock (1)		Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Income (Loss)	Deficit	Equity
	(Dollars in thousands, except per share data)
Balance, December 31, 2010	27,000	$25,794	843,138	$78,803	$(1,229)	$(44,015)	$59,353
Net income	—	—	—	—	—	3	3
Stock based compensation	—	—	—	216	—	—	216
Restricted stock cancellation	—	—	(417)	—	—	—	—
Accretion of preferred stock discount	—	355	—	—	—	(355)	—
Preferred stock dividends	—	—	—	—	—	(1,350)	(1,350)
Interest on deferred Preferred stock dividends	—	—	—	—	—	(102)	(102)
Net unrealized gain on investments, excluding non-credit loss on impairment of securities	—	—	—	—	3,547	—	3,547
Non-credit portion of other-than-temporary impairment on available-for-sale debt securities	—	—	—	—	(50)	—	(50)
Net unrealized gain on hedging activities	—	—	—	—	102	—	102
Other	—	—	—	(103)	—		(103)
Balance, December 31, 2011	27,000	$26,149	842,721	$78,916	$2,370	$(45,819)	$61,616

(1)	All share numbers have been adjusted to reflect the impact of a 10-for-1 reverse stock split, effective, October 5, 2012. See footnote 14, "Stockholders' Equity" for additional information.

See accompanying summary of accounting policies and notes to consolidated financial statements.

INTERMOUNTAIN COMMUNITY BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2012, 2011, and 2010

							Accumulated Other Comprehensive Income(Loss)	Accumulated Deficit	Total Stock holders' Equity
	Preferred Stock		Common Stock (1)		Common Stock-Non Voting (1)
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollars in thousands, except per share data)
Balance, December 31, 2011	27,000	$26,149	842,721	$78,916	—	$—	$2,370	$(45,819)	$61,616
Net income	—	—	—	—	—		—	3,779	3,779
Issuance of common shares, net of expenses	—	—	1,760,316	17,401	344,719	3,206	—	—	20,607
Issuance of Series B preferred stock, net of expenses	69,899	28,735	—	—		—	—	—	28,735
Issuance from Series B preferred stock conversion into common stock-non voting	(69,899)	(28,735)	—	—	3,494,965	28,735	—	—	—
Stock based compensation	—	—	—	122	—	—	—	—	122
Restricted stock cancellation	—	—	(224)	—	—	—	—	—	—
Accretion of preferred stock discount	—	378	—	—	—	—	—	(378)	—
Preferred stock dividends	—	—	—	—	—	—	—	(1,350)	(1,350)
Interest on deferred Preferred stock dividends	—	—	—	—	—	—	—	(163)	(163)
Net unrealized gain on investments, excluding non-credit loss on impairment of securities	—	—	—	—	—	—	617	—	617
Non-credit portion of other-than-temporary impairment on available-for-sale debt securities	—	—	—	—	—	—	212	—	212
Net unrealized adjustment on hedging activities	—	—	—	—	—	—	330	—	330
Other	—		861	(71)	4	—	—		(71)
Balance, December 31, 2012	27,000	$26,527	2,603,674	$96,368	3,839,688	$31,941	$3,529	$(43,931)	$114,434

(1)	All share numbers have been adjusted to reflect the impact of a 10-for-1 reverse stock split, effective, October 5, 2012. See footnote 14, "Stockholders' Equity" for additional information.

See accompanying summary of accounting policies and notes to consolidated financial statements.

Intermountain Community Bancorp
Consolidated Statements of Cash Flows

	December 31,
	2012	2011	2010
	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$3,779	$3	$(31,736)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,609	2,955	3,127
Stock-based compensation expense	122	216	361
Net amortization of premiums on securities	5,898	2,351	2,935
Provisions for losses on loans	4,306	7,289	24,012
Goodwill impairment	—	—	11,662
Deferred tax asset valuation allowance	—	—	8,766
Deferred income tax benefit	—	(152)	(9,649)
Amortization of core deposit intangibles	117	122	129
(Gain) on sale of loans, investments, property and equipment	(2,634)	(1,113)	(2,309)
Impact of hedge dedesignation and current fair value adjustment	239	—	—
OTTI credit loss on available-for-sale investments	357	145	828
OREO valuation adjustments	172	921	2,958
Accretion of deferred gain on sale of branch property	(15)	(15)	(15)
Net accretion of loan and deposit discounts and premiums	(14)	(20)	(35)
Increase in cash surrender value of bank-owned life insurance	(345)	(362)	(368)
Change in value of stock warrants	(180)	—	—
Change in:
Accrued interest receivable	(220)	260	717
Prepaid expenses and other assets	2,395	1,196	7,015
Accrued interest payable and other liabilities	(299)	270	195
Accrued expenses and other cashiers checks	1,543	(220)	(1,255)
Proceeds from sale of loans originated for sale	81,998	51,313	64,287
Loans originated for sale	(76,287)	(52,466)	(59,521)
Net cash provided by operating activities	23,541	12,693	22,104
Cash flows from investing activities:
Proceeds from redemption of FHLB Stock	41	—	—
Purchases of available-for-sale securities	(143,526)	(122,097)	(66,820)
Proceeds from sales, calls or maturities of available-for-sale securities	8,942	40,125	15,336
Principal payments on mortgage-backed securities	69,271	49,456	52,370
Purchases of held to maturity securities	—	—	(7,927)
Proceeds from sales, calls or maturities of held-to-maturity securities	1,411	6,043	861
Origination of loans, net principal payments	(24,674)	44,134	59,450
Purchase of office properties and equipment	(386)	(397)	(987)
Proceeds from sale of office properties and equipment	17	—	40
Proceeds from sale of other real estate owned	3,391	6,429	13,441
Net change in restricted cash	(10,478)	623	(782)
Net cash provided by (used in) investing activities	(95,991)	24,316	64,982
Cash flows from financing activities:
Proceeds from issuance of series B preferred stock, gross	32,460	—	—
Proceeds from issuance of common stock, gross	22,532	—	—
Proceeds from issuance of warrant, gross	1,007	—	—
Capital issuance costs	(5,651)	—	—
Net change in demand, money market and savings deposits	71,264	484	(14,140)
Net change in certificates of deposit	(51,703)	(49,943)	(26,348)
Net change in repurchase agreements	(8,366)	(20,012)	9,883
Retirement of treasury stock	—	(4)	(4)
Payment of preferred stock dividends	(4,354)	—	—
Payments on FHLB Advances	(25,000)	(5,000)	(15,000)
Net cash provided by (used in) financing activities	32,189	(74,475)	(45,609)
Net change in cash and cash equivalents	(40,261)	(37,466)	41,477
Cash and cash equivalents, beginning of period	107,200	144,666	103,189
Cash and cash equivalents, end of period	$66,939	$107,200	$144,666
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,877	$6,542	$10,590
Income taxes, net of tax refunds received	$(8)	$8	$(7)
Noncash investing and financing activities:
Loans converted to other real estate owned	$1,864	$9,572	$8,946
Accrual of preferred stock dividend	$—	$1,453	$1,384
The accompanying notes are an integral part of the consolidated financial statements.

INTERMOUNTAIN COMMUNITY BANCORP
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
Intermountain Community Bancorp (“Intermountain” or “the Company”) is a bank holding company whose principal activity is the ownership and management of its wholly owned subsidiary, Panhandle State Bank (“the Bank”). The Bank is a state chartered commercial bank under the laws of the state of Idaho. At December 31, 2012, the Bank had eight branch offices in northern Idaho, five in southwestern Idaho, three in southcentral Idaho, two branches in eastern Washington and one branch in eastern Oregon operating under the names of Panhandle State Bank, Intermountain Community Bank and Magic Valley Bank.
Intermountain provides customized quality financial services and banking products to its customers through experienced, highly trained staff who are long-time residents of its local markets. Intermountain believes this philosophy has allowed it to grow in its market areas. With $972 million in total assets as of December 31, 2012, Intermountain originates loans and attracts deposits from the general public through 19 branches located in Washington, Oregon, and Idaho. In addition, Intermountain also markets trust and wealth management services and fixed income and equity products, mutual funds, fixed and variable annuities and other financial products through its Trust and Investment Services divisions.
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
Restricted Cash
Restricted cash represents the required reserve balances maintained to comply with Federal Reserve Bank requirements, required cash reserves for interest rate swaps held at Pacific Coast Bankers Bank, and required cash reserves pledged from the parent company to the Bank involving the Company's headquarters building.
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
Management believes the allowance for loan losses was adequate at December 31, 2012. While management uses available information to provide for loan losses, the ultimate collectability of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions and other relevant factors. A further slowdown in economic activity could adversely affect cash flows for both commercial and individual borrowers, as a result of which the Company could experience increases in nonperforming assets, delinquencies and losses on loans.
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
Intermountain reviews its OREO for impairment in value on a periodic basis and whenever events or circumstances indicate that the carrying value of the property may not be recoverable. In performing the review, if expected future undiscounted cash flow from the use of the property or the fair value, less selling costs, from the disposition of the property is less than its carrying value, a loss is recognized. Because of rapid declines in real estate values over the past few years, management has increased the frequency and intensity of its valuation analysis on its OREO properties. As a result of this analysis, carrying values on some of these properties have been reduced, and it is reasonably possible that the carrying values could be reduced again in the near term.
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
Goodwill and Other Intangibles
Goodwill and intangible assets with indefinite lives are not amortized, but are subject to impairment tests at least annually. Intangible assets with finite lives, including core deposit intangibles, are amortized over the estimated life of the depositor relationships acquired. During 2010, Intermountain determined that a trigger event occurred, requiring an evaluation of the Company’s goodwill. Based on the results of the evaluation, the Company determined that 100% of its goodwill balance was impaired and recorded an $11.7 million goodwill impairment, which reduced the carrying value of the Company’s goodwill down to zero. See Note 6 to the Consolidated Financial Statements for more information on other intangibles.
Fair Value Measurements
A number of valuation techniques are used to determine the fair value of assets and liabilities in Intermountain’s financial statements. These include quoted market prices for securities, interest rate swap valuations based upon the modeling of termination values adjusted for credit spreads with counterparties, and appraisals of real estate from independent licensed appraisers, among other valuation techniques. Fair value measurements for assets and liabilities where there exists limited or no observable market data are based primarily upon estimates, and are often calculated based on the economic and competitive environment, the characteristics of the asset or liability and other factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. Additionally, there are inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values. Significant changes in the aggregate fair value of assets and liabilities required to be measured at fair value or for impairment will be recognized in the income statement under the framework established by GAAP. If impairment is determined, it could limit the ability of Intermountain’s banking subsidiary to pay dividends or make other payments to the Holding Company. See Note 20 to the Consolidated Financial Statements for more information on fair value measurements.
Derivative Financial Instruments and Hedging Activities
In various aspects of its business, the Company uses derivative financial instruments to modify its exposure to changes in interest rates and market prices for other financial instruments. The Company has one derivative financial instrument that was formerly designated as a hedge for financial accounting purposes. Intermountain’s hedge accounting policy requires the assessment of hedge effectiveness, identification of similar hedged item groupings, and measurement of changes in the fair value of hedged items. The hedge noted above no longer qualified for hedge accounting treatment in 2012, and as a result changes in the fair value of the hedged item were recognized in 2012 earnings.
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
Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could materially differ from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for loan losses, valuation of investments, and deferred tax assets and liabilities.
Reclassifications
Certain amounts in the 2011 and 2010 financial statements have been reclassified to conform to the current year’s presentation. These reclassifications had no effect on total stockholders’ equity, net income or cash flows as previously reported.
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

Intermountain Community Bancorp
Notes to Consolidated Financial Statements

1. Cash & Cash Equivalents:
The balances of the Company's cash and cash equivalents are as follows (in thousands):

	2012	2011
	Balance	Balance
Unrestricted interest-bearing cash and cash equivalents	$53,403	$82,242
Unrestricted non interest-bearing and vault cash	$13,536	$24,958
Restricted non-interest bearing cash	$13,146	$2,668

In 2012 and 2011, unrestricted interest bearing cash was deposited at the Federal Reserve ("FRB") and Federal Home Loan Bank of Seattle ("FHLB"). Unrestricted non-interest bearing cash includes overnight cash deposited at several of the Company's correspondent banks and balances kept in the vaults of its various offices. At December 31, 2012 restricted non-interest bearing cash consisted of the following:

•	$1.1 million in reserve balances to meet FRB reserve requirements;

•	$877,000 deposited in escrow for the payment of the deferred interest on the Company's Trust II debenture, which was subsequently due and paid on January 7, 2013;

•	$572,000 pledged to various correspondent banks to secure interest rate swap transactions and foreign currency exchange lines;

•	$1.1 million held at the Company's subsidiary Bank to be used for future tenant improvements of the Sandpoint Center, as required by the agreement executed to sell the Sandpoint Center in 2009;

•
$9.5 million held at the Company's subsidiary Bank as required by an intercompany agreement signed by the Company and the Bank as part of the Company's January 2012 capital raise, which represents a pledge of funds to the Bank to partially secure the loan made by the Bank to the third party who bought and subsequently leased the Sandpoint Center back to the Bank.

At December 31, 2011, restricted cash consisted of $991,000 to meet FRB reserve requirements,$604,000 to secure interest swap transactions and foreign currency exchange lines, and $1.1 million to fund future tenant improvements at the Sandpoint Center.

2. Investments:
The amortized cost and fair values of investments are as follows (in thousands):

	Available-for-Sale
	Amortized Cost	Cumulative Non-Credit OTTI Losses Recognized in OCI	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value/ Carrying Value
December 31, 2012
State and municipal securities	$60,984	$—	$2,823	$(158)	$63,649
Mortgage-backed securities - Agency Pass Throughs	71,821	—	2,224	(652)	73,393
Mortgage-backed securities - Agency CMO's	110,683	—	2,209	(328)	112,564
SBA Pools	19,962	—	359	—	20,321
Mortgage-backed securities - Non Agency CMO's (below investment grade)	10,889	(1,661)	1,401	(387)	10,242
	$274,339	$(1,661)	$9,016	$(1,525)	$280,169
December 31, 2011
U.S. treasury securities and obligations of U.S. government agencies	$21	$—	$—	$—	$21
State and municipal securities	35,352	—	1,791	(8)	37,135
Mortgage-backed securities - Agency Pass Throughs	59,436	—	2,252	(126)	61,562
Mortgage-backed securities - Agency CMO's	103,349	—	2,526	(328)	105,547
Mortgage-backed securities - Non Agency CMO's (investment grade)	5,934	—	389	—	6,323
Mortgage-backed securities - Non Agency CMO's (below investment grade)	10,489	(2,011)	435	(462)	8,451
	$214,581	$(2,011)	$7,393	$(924)	$219,039
	Held-to-Maturity
	Carrying Value / Amortized Cost	Cumulative Non-Credit OTTI Losses Recognized in OCI	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2012
State and municipal securities	$14,826	$—	$1,518	$—	$16,344
December 31, 2011
State and municipal securities	$16,143	$—	$1,328	$—	$17,471

The following table summarizes the duration of Intermountain’s unrealized losses on available-for-sale and held-to-maturity securities as of the dates indicated (in thousands).

	Less Than 12 Months		12 Months or Longer		Total
December 31, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities & CMO’s	$57,180	$(785)	$11,408	$(582)	$68,588	$(1,367)
State and municipal securities	12,019	(158)	—	—	12,019	(158)
Total	$69,199	$(943)	$11,408	$(582)	$80,607	$(1,525)

	Less Than 12 Months		12 Months or Longer		Total
December 31, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal securities	$1,659	$(8)	$—	$—	$1,659	$(8)
Mortgage-backed securities & CMO’s	39,905	(433)	3,993	(483)	43,898	(916)
Total	$41,564	$(441)	$3,993	$(483)	$45,557	$(924)

At December 31, 2012, the amortized cost and fair value of available-for-sale and held-to-maturity debt securities, by contractual maturity, are as follows (in thousands):

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$—	$—	$503	$514
After one year through five years	3,590	3,746	1,854	1,985
After five years through ten years	8,183	8,082	10,962	12,069
After ten years	49,210	51,821	1,507	1,776
Subtotal	60,983	63,649	14,826	16,344
Mortgage-backed securities	193,394	196,200	—	—
SBA Pools	19,962	20,320	—	—
Total Securities	$274,339	$280,169	$14,826	$16,344

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
Intermountain’s investment portfolios are managed to provide and maintain liquidity; to maintain a balance of high quality, diversified investments to minimize risk; to offset other asset portfolio elements in managing interest rate risk; to provide collateral for pledging; and to maximize returns. During 2012, the Company sold one held-to-maturity security for $1.2 million, at a net gain of $122,000 based on concerns over credit concentrations and extension risk. At December 31, 2012, the Company does not intend to sell any of its available-for-sale securities that have a loss position and it is not likely that it will be required to sell the available-for-sale securities before the anticipated recovery of their remaining amortized cost or maturity date. The unrealized losses on residential mortgage-backed securities without other-than-temporary impairment (“OTTI”) were considered by management to be temporary in nature.
The following table presents the OTTI losses for the year ended December 31, 2012, 2011 and 2010:

	2012		2011		2010
	Held To Maturity	Available For Sale	Held To Maturity	Available For Sale	Held To Maturity	Held To Maturity
Total other-than-temporary impairment losses	$—	$7	$—	$229	$—	$1,529
Portion of other-than-temporary impairment losses transferred from (recognized in) other comprehensive income (1)	—	350	—	(84)	—	(701)
Net impairment losses recognized in earnings (2)	$—	$357	$—	$145	$—	$828
_____________________________

(1)	Represents other-than-temporary impairment losses related to all other factors.

(2)	Represents other-than-temporary impairment losses related to credit losses.
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

3. Loans and Allowance for Loan Losses:
The components of loans receivable are as follows (in thousands):

	December 31, 2012
	Loans Receivable	%	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Commercial	$121,307	23.0%	$6,133	$115,174
Commercial real estate	186,844	35.4%	3,373	183,471
Commercial construction	3,832	0.7%	—	3,832
Land and land development loans	31,278	5.9%	2,023	29,255
Agriculture	85,967	16.3%	2,134	83,833
Multifamily	16,544	3.1%	—	16,544
Residential real estate	60,020	11.3%	2,362	57,658
Residential construction	940	0.2%	—	940
Consumer	9,626	1.8%	168	9,458
Municipal	12,267	2.3%	—	12,267
Total loans receivable	528,625	100.0%	$16,193	$512,432
Allowance for loan losses	(7,943)
Deferred loan fees, net of direct origination costs	86
Loans receivable, net	$520,768
Weighted average interest rate	5.28%

	December 31, 2011
	Loans Receivable	%	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Commercial	$110,395	21.4%	$8,585	$101,810
Commercial real estate	167,586	32.6%	10,918	156,668
Commercial construction	6,335	1.2%	747	5,588
Land and land development loans	38,499	7.5%	5,173	33,326
Agriculture	81,316	15.8%	2,423	78,893
Multifamily	26,038	5.1%	—	26,038
Residential real estate	58,861	11.4%	4,013	54,848
Residential construction	2,742	0.5%	—	2,742
Consumer	11,847	2.3%	276	11,571
Municipal	11,063	2.2%	—	11,063
Total loans receivable	514,682	100.0%	$32,135	$482,547
Allowance for loan losses	(12,690)
Deferred loan fees, net of direct origination costs	260
Loans receivable, net	$502,252
Weighted average interest rate	6.04%

The components of the allowance for loan loss by types are as follows (in thousands):

	December 31, 2012
	Total Allowance	Individually Evaluated Allowance	Collectively Evaluated Allowance
Commercial	$2,156	$628	$1,528
Commercial real estate	2,762	267	2,495
Commercial construction	101	—	101
Land and land development loans	1,197	114	1,083
Agriculture	228	10	218
Multifamily	51	—	51
Residential real estate	1,144	458	686
Residential construction	24	—	24
Consumer	202	87	115
Municipal	78	—	78
Total	$7,943	$1,564	$6,379

	December 31, 2011
	Total Allowance	Individually Evaluated Allowance	Collectively Evaluated Allowance
Commercial	$2,817	$1,300	$1,517
Commercial real estate	4,880	2,804	2,076
Commercial construction	500	252	248
Land and land development loans	2,273	728	1,545
Agriculture	172	32	140
Multifamily	91	—	91
Residential real estate	1,566	939	627
Residential construction	59	—	59
Consumer	295	195	100
Municipal	37	—	37
Total	$12,690	$6,250	$6,440

A summary of current, past due and nonaccrual loans as of December 31, 2012 is as follows, (in thousands):

	Current	30-89 Days Past Due	90 Days or More Past Due and Accruing	Nonaccrual	Total
Commercial	$117,096	$169	$—	$4,042	$121,307
Commercial real estate	185,128	—	—	1,716	186,844
Commercial construction	3,832	—	—	—	3,832
Land and land development loans	31,032	—	—	246	31,278
Agriculture	85,835	34	—	98	85,967
Multifamily	16,544	—	—	—	16,544
Residential real estate	59,158	439	—	423	60,020
Residential construction	940	—	—	—	940
Consumer	9,577	45	—	4	9,626
Municipal	12,267	—	—	—	12,267
Total	$521,409	$687	$—	$6,529	$528,625

A summary of current, past due and nonaccrual loans as of December 31, 2011 is as follows, (in thousands):

	Current	30-89 Days Past Due	90 Days or More Past Due and Accruing	Nonaccrual	Total
Commercial	$106,509	$200	$—	$3,686	$110,395
Commercial real estate	164,578	705	—	2,303	167,586
Commercial construction	6,289	—	—	46	6,335
Land and land development loans	35,835	12	—	2,652	38,499
Agriculture	81,129	—	—	187	81,316
Multifamily	26,038	—	—	—	26,038
Residential real estate	58,037	423	—	401	58,861
Residential construction	2,742	—	—	—	2,742
Consumer	11,739	91	—	17	11,847
Municipal	11,063	—	—	—	11,063
Total	$503,959	$1,431	$—	$9,292	$514,682

The following table provides a summary of Troubled Debt Restructurings ("TDR") outstanding at period end by performing status, (in thousands).

	December 31, 2012			December 31, 2011
Troubled Debt Restructurings	Nonaccrual	Accrual	Total	Nonaccrual	Accrual		Total
Commercial	$1,900	$277	$2,177	$371	$1,071		$1,442
Commercial real estate	1,463	956	2,419	1,889	498		2,387
Commercial construction	—	—	—	46	295		341
Land and land development loans	—	1,327	1,327	782	794		1,576
Agriculture	—	291	291	22	—	.	22
Residential real estate	—	417	417	—	1,377		1,377
Consumer	—	88	88	27	64		91
Total	$3,363	$3,356	$6,719	$3,137	$4,099		$7,236

The Company's loans that were modified in the twelve month period ended December 31, 2012 and 2011 and considered a TDR are as follows (dollars in thousands):

	Twelve Months Ended December 31, 2012			Twelve Months Ended December 31, 2011
	Number	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial	3	$1,938	$1,938	6	$558	$558
Commercial real estate	3	2,558	2,558	2	382	382
Land and land development loans	2	73	73	10	3,159	2,190
Agriculture	2	291	291	1	58	58
Residential real estate	1	170	170	7	948	948
Consumer	1	55	55	5	113	113
	12	$5,085	$5,085	31	$5,218	$4,249

The balances below provide information as to how the loans were modified as TDRs during the twelve months ended December 31, 2012 and 2011 (in thousands).

	Twelve Months Ended December 31, 2012		Twelve Months Ended December 31, 2011
	Adjusted Interest Rate Only	Other*	Adjusted Interest Rate Only	Other*
Commercial	$75	$1,863	$558	$—
Commercial real estate	214	2,344	382	—
Land and land development loans	73	—	1,041	1,149
Agriculture	291	—	—	58
Residential real estate	170	—	912	36
Residential construction	—	—	—	—
Consumer	55	—	113	—
	$878	$4,207	$3,006	$1,243
(*) Other includes term or principal concessions or a combination of concessions, including interest rates.

As of December 31, 2012, the Company had specific reserves of $763,000 on TDRs, and there were no TDRs in default as compared to specific reserves of $930,000 and one TDR in default totaling $52,000 as of December 31, 2011.
The allowance for loan losses and reserve for unfunded commitments are maintained at levels considered adequate by management to provide for probable loan losses as of the reporting dates. The allowance for loan losses and reserve for unfunded commitments are based on management’s assessment of various factors affecting the loan portfolio, including problem loans, business conditions and loss experience, and an overall evaluation of the quality of the underlying collateral. Changes in the allowance for loan losses and the reserve for unfunded commitments during the twelve month periods ended December 31, 2012 and 2011 are as follows:

	Allowance for Loan Losses for the twelve months ended December 31, 2012
	Balance, Beginning of Year	Charge-Offs Jan 1 through Dec 31, 2012	Recoveries Jan 1 through Dec 31, 2012	Provision	Balance, End of Period
	(Dollars in thousands)
Commercial	$2,817	$(2,649)	$453	$1,535	$2,156
Commercial real estate	4,880	(4,548)	466	1,964	2,762
Commercial construction	500	(243)	10	(166)	101
Land and land development loans	2,273	(1,601)	283	242	1,197
Agriculture	172	(32)	117	(29)	228
Multifamily	91	—	—	(40)	51
Residential real estate	1,566	(1,256)	196	638	1,144
Residential construction	59	—	7	(42)	24
Consumer	295	(422)	166	163	202
Municipal	37	—	—	41	78
Allowance for loan losses	$12,690	$(10,751)	$1,698	$4,306	$7,943

	Allowance for Loan Losses for the twelve months ended December 31, 2011
	Balance, Beginning of Year	Charge-Offs Jan 1 through Dec 31, 2011	Recoveries Jan 1 through Dec 31, 2011	Provision	Balance, End of Period
	(Dollars in thousands)
Commercial	$2,925	$(1,366)	$755	$503	$2,817
Commercial real estate	3,655	(2,594)	293	3,526	4,880
Commercial construction	540	(217)	3	174	500
Land and land development loans	2,408	(3,056)	507	2,414	2,273
Agriculture	779	(400)	103	(310)	172
Multifamily	83	—	—	8	91
Residential real estate	1,252	(757)	157	914	1,566
Residential construction	65	(34)	—	28	59
Consumer	613	(624)	176	130	295
Municipal	135	—	—	(98)	37
Allowances for loan losses	$12,455	$(9,048)	$1,994	$7,289	$12,690

	Allowance for Loan Losses December 31, 2010
	Balance, Beginning of Year	Charge-Offs Jan 1 through Dec 31, 2010	Recoveries Jan 1 through Dec 31, 2010	Provision	Balance, End of Period
	(Dollars in thousands)
Commercial	$4,785	$(10,603)	$628	$8,115	$2,925
Commercial real estate	3,827	(5,610)	311	5,127	3,655
Commercial construction	1,671	(1,393)	391	(129)	540
Land and land development loans	2,707	(8,622)	175	8,148	2,408
Agriculture	1,390	(1,055)	31	413	779
Multifamily	26	(16)	—	73	83
Residential real estate	1,412	(2,019)	50	1,809	1,252
Residential construction	170	(101)	—	(4)	65
Consumer	539	(490)	158	406	613
Municipal	81	—	—	54	135
Allowances for loan losses	$16,608	$(29,909)	$1,744	$24,012	$12,455

Allowance for Unfunded Commitments

	Twelve Months Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Beginning of period	$13	$17	$11
Adjustment	2	(4)	6
Allowance — Unfunded Commitments at end of period	$15	$13	$17

Management's policy is to charge off loans or portions of loans as soon as an identifiable loss amount can be determined from evidence obtained, such as current cash flow information, updated appraisals or similar real estate evaluations, equipment, inventory or similar collateral evaluations, accepted offers on loan sales or negotiated discounts, and/or guarantor asset valuations. In situations where problem loans are dependent on collateral liquidation for repayment, management obtains updated independent valuations, such as appraisals or broker opinions, generally no less frequently than once every twelve months and more frequently for larger or more troubled loans. In the time period between these independent valuations, the Company monitors market conditions for any significant event or events that would materially change the valuations, and updates them as appropriate. If the valuations suggest an increase in collateral values, the Company does not recover prior amounts charged off until the assets are actually sold and the increase realized. However, if the updated valuations suggest additional loss, the Company charges off the additional amount.

The following tables summarize impaired loans:

	Impaired Loans
	December 31, 2012			December 31, 2011
	Recorded Investment	Principal Balance	Related Allowance	Recorded Investment	Principal Balance	Related Allowance
	(Dollars in thousands)
With an allowance recorded:
Commercial	$1,796	$1,964	$628	$2,942	$3,323	$1,300
Commercial real estate	1,315	1,486	267	7,439	8,732	2,804
Commercial construction	—	—	—	747	902	252
Land and land development loans	1,601	1,627	114	1,745	3,237	728
Agriculture	31	31	10	32	405	32
Residential real estate	1,240	1,243	458	1,928	2,165	939
Consumer	138	140	87	247	264	195
Total	$6,121	$6,491	$1,564	$15,080	$19,028	$6,250
Without an allowance recorded:
Commercial	$4,337	$6,273	$—	$5,643	$9,099	$—
Commercial real estate	2,058	3,178	—	3,479	5,038	—
Commercial construction	—	—	—	—	198	—
Land and land development loans	422	493	—	3,428	6,165	—
Agriculture	2,103	2,103	—	2,391	2,512	—
Multifamily	—	—	—	—	—	—
Residential real estate	1,122	1,254	—	2,085	2,296	—
Consumer	30	48	—	29	56	—
Total	$10,072	$13,349	$—	$17,055	$25,364	$—
Total:
Commercial	$6,133	$8,237	$628	$8,585	$12,422	$1,300
Commercial real estate	3,373	4,664	267	10,918	13,770	2,804
Commercial construction	—	—	—	747	1,100	252
Land and land development loans	2,023	2,120	114	5,173	9,402	728
Agriculture	2,134	2,134	10	2,423	2,917	32
Residential real estate	2,362	2,497	458	4,013	4,461	939
Consumer	168	188	87	276	320	195
Total	$16,193	$19,840	$1,564	$32,135	$44,392	$6,250

	Impaired Loans
	Twelve Months Ended December 31, 2012		Twelve Months Ended December 31, 2011
	Average Recorded Investment	Interest Income Recognized (*)	Average Recorded Investment	Interest Income Recognized (*)
	(Dollars in thousands)
With an allowance recorded:
Commercial	$2,821	$136	$3,114	$251
Commercial real estate	4,369	106	7,319	663
Commercial construction	240	—	774	71
Land and land development loans	2,003	107	2,732	296
Agriculture	25	4	147	72
Residential real estate	1,606	80	1,555	131
Residential construction	—	—	29	—
Consumer	199	10	438	24
Total	$11,263	$443	$16,108	$1,508
Without an allowance recorded:
Commercial	$5,046	$562	$7,524	$1,075
Commercial real estate	2,232	265	4,880	587
Commercial construction	59	—	298	25
Land and land development loans	1,699	53	4,816	476
Agriculture	2,242	181	1,669	305
Residential real estate	1,496	112	2,054	180
Residential construction	—	—	122	—
Consumer	33	5	190	6
Total	$12,807	$1,178	$21,553	$2,654
Total:
Commercial	$7,867	$698	$10,638	$1,326
Commercial real estate	6,601	371	12,199	1,250
Commercial construction	299	—	1,072	96
Land and land development loans	3,702	160	7,548	772
Agriculture	2,267	185	1,816	377
Residential real estate	3,102	192	3,609	311
Residential construction	—	—	151	—
Consumer	232	15	628	30
Total	$24,070	$1,621	$37,661	$4,162
(*) Interest Income on individually impaired loans is calculated using the cash-basis method, using year to date interest on loans outstanding at year end.

Loan Risk Factors

The following is a recap of the risk characteristics associated with each of the Company's major loan portfolio segments.
Commercial Loans: Commercial loans comprise $121.3 million, or 23% of the total loan portfolio. Although the impacts of the long economic downturn have increased losses and continue to heighten risk in the commercial portfolio, management does not consider the portfolio to present “concentration risk” at this time. Management believes there is adequate diversification by type, industry, and geography to mitigate excessive risk. The commercial portfolio includes a mix of term loan facilities and operating loans and lines made to a variety of different business types in the markets it serves. The Company utilizes SBA, USDA and other government-assisted or guaranteed financing programs whenever advantageous to further mitigate risk in this area. With the exception of the agricultural portfolio discussed in more detail below, there is no other significant concentration of industry types in its loan portfolio, and no dominant employer or industry across all the markets it serves. Underwriting focuses on the evaluation of potential future cash flows to cover debt requirements, sufficient collateral margins to buffer against devaluations, credit history of the business and its principals, and additional support from willing and capable guarantors.
Commercial Real Estate Loans: Commercial real estate loans comprise $186.8 million, or 35.4% of the total loan portfolio. Sluggish economic conditions and lower, but stabilizing real estate values continue to heighten risk in the non-residential component of the commercial real estate portfolio. However, in comparison to its national peer group and the risk that existed in its construction and development portfolio, the Company has less overall exposure to commercial real estate and a stronger mix of owner-occupied (where the borrower occupies and operates in at least part of the building) versus non-owner occupied loans. The loans represented in this category are spread across the Company's footprint, and there are no significant concentrations by industry type or borrower. The most significant property types represented in the portfolio are office 23.2%, industrial 14.6%, health care 12.0% and retail 10.1%. The other 40.1% is a mix of property types with smaller concentrations, including religious facilities, auto-related properties, restaurants, convenience stores, storage units, motels and commercial investment land. Finished condominiums comprise only 1.5% of the commercial real estate portfolio.
While 66.1% of the Company's commercial real estate portfolio is in its Northern Idaho/Eastern Washington region, this region is a large and diverse region with differing local economies and real estate markets. Given this diversity, and the diversity of property types and industries represented, management does not believe that this concentration represents a significant concentration risk.
Non-owner occupied commercial real estate loans are made only to projects with strong debt-service-coverage and lower loan-to-value ratios and/or to borrowers with established track records and the ability to fund potential project cash flow shortfalls from other income sources or liquid assets. Project due diligence is conducted by the Bank, to help provide for adequate contingencies, collateral and/or government guaranties. The Company has largely avoided speculative financing of investment properties, particularly of the types most vulnerable in the recent downturn, including investment office buildings and retail strip developments. Management believes geographic, borrower and property-type diversification, and prudent underwriting and monitoring standards applied by seasoned commercial lenders mitigate concentration risk in this segment, although general economic sluggishness continues to negatively impact results.
Construction and Development Loans: After the aggressive reduction efforts of the past few years, the land development and commercial construction loan components pose much lower concentration risk for the total loan portfolio, and now total $35.1 million, or 6.6% of the loan portfolio. The substantial portfolio reduction, combined with stabilizing housing prices, has reduced risk in this portfolio to a level where it no longer represents a significant concentration risk. Management is maintaining its aggressive resolution efforts to further reduce its risk.
Agricultural Loans: The agricultural portfolio represents a larger percentage of the loans in the Bank's southern Idaho region. At the end of the period, agricultural loans and agricultural real estate loans totaled $86.0 million or 16.3% of the total loan portfolio. The agricultural portfolio consists of loans secured by livestock, crops and real estate. Agriculture has typically been a cyclical industry with periods of both strong and weak performance. Current conditions are strong and are projected to remain solid for the next couple years, although rising input costs present some additional risk. To mitigate credit risk, specific underwriting is applied to retain only borrowers that have proven track records in the agricultural industry. Many of Intermountain's agricultural borrowers are third or fourth generation farmers and ranchers with limited real estate debt, which reduces overall debt coverage requirements and provides extra flexibility and collateral for equipment and operating borrowing needs. In addition, the Bank has hired senior lenders with significant experience in agricultural lending to administer these loans. Further mitigation is provided through frequent collateral inspections, adherence to farm operating budgets, and annual or more frequent review of financial performance. The Company has minimal exposure to the dairy industry, the significant agricultural segment that has been under extreme pressure for the past few years.
Multifamily: The multifamily segment comprises $16.5 million or 3.1% of the total loan portfolio at the end of the period. This portfolio represents relatively low risk for the Company, as a result of the strong current market for multifamily properties and low vacancy rates across the Company's footprint.
Residential Real Estate, Residential Construction and Consumer: Residential real estate, residential construction and consumer loans total $70.6 million or 13.3% of the total loan portfolio. Management does not believe they represent significant concentration risk. However, continuing high unemployment and loss of equity is putting pressure on segments of this portfolio, particularly home equity lines and second mortgages.
Municipal loans: Municipal loans comprise $12.3 million or 2.3% of the total loan portfolio. The small size of the portfolio and careful underwriting of the loans within it limit overall concentration risk in this segment.

Credit quality indicators

The risk grade analyses included as part of the Company's credit quality indicators for loans are developed through review of individual borrowers on an ongoing basis. Each loan is evaluated at the time of origination and each subsequent renewal. Loans with principal balances exceeding $500,000 are evaluated on a more frequent basis. Trigger events (such as loan delinquencies, updated financial information, customer contact, and significant collateral devaluation) also require an updated credit quality review. Loans with risk grades "Watch" through "Loss" as defined below are evaluated at least annually with more frequent evaluations often done as borrower, collateral or market conditions change. In situations where problem loans are dependent on collateral liquidation for repayment, management obtains updated independent valuations, generally no less frequently than once every twelve months and more frequently for larger or more troubled loans.
Other measurements used to assess credit quality, including delinquency statistics, non accrual and OREO levels, net chargeoff activity, and classified asset trends, are updated and evaluated monthly. The Company also performs various stress tests of its credit portfolio on a quarterly basis, which provide information on the potential impacts of various stress scenarios on the default and loss characteristics of the portfolio.
The Company's risk grades are defined as follows:
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
Loss — Loans classified as loss are considered uncollectible and of such little value that their continuing to be carried as an asset is not warranted. This classification does not necessarily mean that there is no potential for recovery or salvage value, but rather that it is not appropriate to defer a full write-off even though partial recovery may be realized in the future.
Credit quality indicators by loan segment are summarized as follows:

	Loan Portfolio Credit Grades by Type December 31, 2012
	Satisfactory Grade 1-3	Internal Watch Grade 4	Special Mention Grade 5	Substandard Grade 6	Doubtful Grade 7	Total
	(Dollars in thousands)
Commercial	$90,520	$23,094	$—	$7,693	$—	$121,307
Commercial real estate	132,659	49,029	—	5,156	—	186,844
Commercial construction	3,794	38	—	—	—	3,832
Land and land development loans	15,869	13,894	—	1,515	—	31,278
Agriculture	69,445	14,379	—	2,143	—	85,967
Multifamily	2,465	8,961	—	5,118	—	16,544
Residential real estate	47,102	9,873	—	3,045	—	60,020
Residential construction	940	—	—	—	—	940
Consumer	8,529	835	—	262	—	9,626
Municipal	12,125	142	—	—	—	12,267
Loans receivable, net	$383,448	$120,245	$—	$24,932	$—	$528,625

	Loan Portfolio Credit Grades by Type December 31, 2011
	Satisfactory Grade 1-3	Internal Watch Grade 4	Special Mention Grade 5	Substandard Grade 6	Doubtful Grade 7	Total
	(Dollars in thousands)
Commercial	$65,843	$32,293	$—	$12,259	$—	$110,395
Commercial real estate	107,984	43,305	—	16,297	—	167,586
Commercial construction	413	5,175	—	747	—	6,335
Land and land development loans	8,658	20,031	1,392	8,418	—	38,499
Agriculture	65,563	12,827	—	2,926	—	81,316
Multifamily	9,721	9,708	—	6,609	—	26,038
Residential real estate	43,419	10,066	—	5,376	—	58,861
Residential construction	2,742	—	—	—	—	2,742
Consumer	10,476	797	—	574	—	11,847
Municipal	11,063	—	—	—	—	11,063
Loans receivable, net	$325,882	$134,202	$1,392	$53,206	$—	$514,682

A summary of non-performing assets and classified loans at the dates indicated is as follows:

	December 31, 2012	December 31, 2011
	(Dollars in thousands)
Loans past due in excess of 90 days and still accruing	$—	$—
Non-accrual loans	6,529	9,292
Total non-performing loans	6,529	9,292
Other real estate owned (“OREO”)	4,951	6,650
Total non-performing assets (“NPAs”)	$11,480	$15,942
Classified loans (1)	$24,933	$53,206
_____________________________

1)	Classified loan totals are inclusive of non-performing loans and may also include troubled debt restructured loans, depending on the grading of these restructured loans.

Classified loans include non-performing loans and performing substandard loans where management believes that the loans may not return principal and interest per their original contractual terms. A loan that is classified may not necessarily result in a loss.
At December 31, 2012, the contractual principal payments due on outstanding loans receivable are shown below (in thousands). Actual payments may differ from expected payments because borrowers have the right to prepay loans, with or without prepayment penalties.

Year Ending December 31,	Amount
2013	$138,310
2014	46,133
2015	34,092
2016	49,938
2017	49,345
Thereafter	210,807
$528,625

The Company sells mortgage loans and Small Business Administration loans in the secondary market. The sales volumes and the gains on sale of loans are shown below (in thousands):

	Years Ended December 31,
	2012	2011	2010
Loan volume sold	$77,820	$49,174	$63,314
Gain on sale of loans	$1,835	$983	$1,617

The following table summarizes the detail of loans serviced for others for the periods indicated (in thousands):

	Years Ended December 31,
	2012	2011	2010
Residential real estate	$147,354	$122,697	$116,627
SBA loans	3,903	6,578	8,557
Commercial loans	4,140	8,448	13,000
Total loans serviced for others	$155,397	$137,723	$138,184

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

4. Other Real Estate Owned:

At the applicable foreclosure date, OREO is recorded at the fair value of the real estate, less the estimated costs to sell the real estate. The carrying value of OREO is regularly evaluated and, if necessary, the carrying value is reduced to net realizable value. The following table presents OREO for the periods presented:

	Years Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Balance, beginning of period	$6,650	$4,429	$11,538
Additions to OREO	1,864	9,572	8,946
Proceeds from sale of OREO	(3,391)	(6,429)	(13,442)
Valuation adjustments in the period (1)	(172)	(922)	(2,613)
Balance, end of period, December 31	$4,951	$6,650	$4,429
___________________________

(1)	Amount includes chargedowns and gains/losses on sale of OREO

For the periods indicated, OREO assets consisted of the following (in thousands):

	December 31, 2012		December 31, 2011
Single family residence	$79	1.6%	$166	2.5%
Developed residential lots	1,308	26.4%	2,048	30.8%
Commercial buildings	—	—%	483	7.3%
Raw land	3,564	72.0%	3,953	59.4%
Total OREO	$4,951	100.0%	$6,650	100.0%

The Company’s Special Assets Group continues to dispose of OREO properties through a combination of individual and bulk sales to investors.

5. Office Properties and Equipment
The components of office properties and equipment as of December 31, 2011 and 2010 are as follows (in thousands):

	December 31,
	2012	2011
Land	$5,225	$5,225
Buildings and improvements	35,947	35,618
Construction in progress	65	65
Furniture and equipment	18,073	19,190
	59,310	60,098
Less accumulated depreciation	(23,857)	(22,411)
	$35,453	$37,687
Total depreciation expense in the years ended December 31, 2012, 2011, and 2010 was approximately $2.6 million, $3.0 million, and $3.1 million, respectively.

6. Other Intangible Assets
At December 31, 2012, intangible assets consisted primarily of core deposit intangibles (CDI), which are amounts recorded in business combinations or deposit purchase transactions related to the value of transaction-related deposits and the value of the customer relationships associated with deposits. Prior to September 30, 2010, intangible assets also included goodwill, which represented the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for under the purchase method.
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
The value of these core deposit intangibles is amortized over the estimated life of the depositor relationships. At December 31, 2012 and 2011, the net carrying value of core deposit intangibles was approximately $72,000 and $189,000, respectively. Accumulated amortization at December 31, 2012 and 2011 was approximately $1.3 million and $1.2 million, respectively. Amortization expense related to core deposit intangibles for the years ended December 31, 2012, 2011 and 2010 was approximately $117,000, 122,000, and $129,000, respectively. Intangible amortization for each of the remaining two years is estimated to be as follows (in thousands):

Year Ending December 31,	Amount
2013	$46
2014	26
$72

7. Deposits
The components of deposits and applicable yields as of December 31, 2012 and 2011, are as follows (in thousands):

	December 31,
	2012	2011
Non-interest bearing demand accounts	$254,979	$190,075
Interest bearing demand accounts 0.0% to 1.15%	99,623	—
NOW accounts	—	107,476
Money market 0.0% to 4.07%	213,155	201,237
Savings and IRA 0.0% to 4.91%	75,788	73,493
	643,545	572,281
Certificate of deposit accounts:
Up to 1.99%	74,243	123,112
2.00% to 2.99%	25,110	27,657
3.00% to 3.99%	5,545	4,305
4.00% to 4.99%	491	1,933
5.00% to 5.99%	—	85
	105,389	157,092
Total deposits	$748,934	$729,373

During the third quarter of 2012, the Company restructured its deposit accounts to simplify its account structure and converted its NOW accounts to interest-bearing or non-interest bearing demand deposit accounts. Changes to federal regulation governing interest bearing demand accounts allowed the Company to make these changes. The weighted average interest rate on certificate of deposit accounts was 1.21% and 1.23% at December 31, 2012 and 2011, respectively.
At December 31, 2012, the scheduled maturities of certificate of deposit accounts are as follows (in thousands):

	Weighted Average
Year Ending December 31,	Interest Rate	Amounts
2013	0.78%	$57,123
2014	1.48%	16,981
2015	1.79%	9,293
2016	2.25%	16,391
2017	1.30%	5,601
		$105,389

At December 31, 2012, the remaining maturities of certificate of deposit accounts with a minimum balance of $100,000 were as follows (in thousands):

Amounts
Less than three months	$13,786
Three to six months	9,348
Six to twelve months	8,654
Over twelve months	30,246
$62,034

The components of interest expense associated with deposits were as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Interest bearing demand accounts	$42	$3	$—
NOW accounts	66	184	499
Money market	757	1,126	1,935
Savings and IRA accounts	315	407	551
Certificate of deposit accounts	1,822	2,688	4,761
	$3,002	$4,408	$7,746

8. Securities Sold Subject to Repurchase Agreements
Securities sold under agreements to repurchase, which are classified as secured borrowings, generally are short-term agreements. These agreements are treated as financing transactions and the obligations to repurchase securities sold are reflected as a liability in the consolidated financial statements. The dollar amount of securities underlying the agreements remains in the applicable asset account of the consolidated financial statements. These agreements had a weighted average interest rate of 0.32% and 0.33% at December 31, 2012 and 2011, respectively. All of the repurchase agreements in existence at December 31, 2012 mature on a daily basis. A $30.0 million repurchase agreement matured and paid off in July 2011. At its maturity, the agreement had a variable interest rate of 0.0%, reindexed quarterly based on 90-Day LIBOR. At December 31, 2012 and 2011, the Company pledged as collateral, certain investment securities with aggregate amortized costs of $76.5 million and $106.0 million, respectively. These investment securities had market values of $76.9 million and $108.9 million at December 31, 2012 and 2011, respectively.

9. Advances from the Federal Home Loan Bank of Seattle:
Panhandle State Bank, the banking subsidiary of Intermountain, has a credit line with FHLB of Seattle that allows it to borrow funds up to a percentage of its total assets, subject to collateralization requirements. Certain loans are used as collateral for these borrowings. At December 31, 2012 and December 31, 2011, this credit line represented a total borrowing capacity of $112.8 million and $100.3 million, of which $107.3 million and $69.3 million was available, respectively. The advances from FHLB at December 31, 2012 and December 31, 2011 are repayable as follows (in thousands):

	December 31, 2012		December 31, 2011
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due within 1 year	$—	—%	$25,000	2.06%
Due in 1 to 2 years	4,000	3.11%	—	—%
Due in 2 to 3 years	—	—%	4,000	3.11%
	$4,000	3.11%	$29,000	2.20%

Only member institutions have access to funds from the Federal Home Loan Banks. As a condition of membership, Panhandle is required to hold FHLB stock. As of December 31, 2012 and December 31, 2011, Panhandle held $2.3 million of FHLB stock. During 2012, the FHLB of Seattle repurchased $41,000 of its stock from the Company, but have announced that they would not pay dividends until further notice. Each FHLB continues to monitor its capital and other relevant financial measures as a basis for determining a resumption of dividends at some later date.

10. Other Borrowings:
The components of other borrowings are as follows (in thousands):

	December 31, 2012	December 31, 2011
Term note payable (1)	$8,279	$8,279
Term note payable (2)	8,248	8,248
Total other borrowings	$16,527	$16,527
_____________________________

(1)
In January 2003, the Company issued $8.0 million of Trust Preferred securities through its subsidiary, Intermountain Statutory Trust I. The debt associated with these securities bears interest on a variable basis tied to the 90-day LIBOR (London Inter-Bank Offering Rate) index plus 3.25%, with interest only paid quarterly. The rate on this borrowing was

3.56% at December 31, 2012. The debt is callable by the Company quarterly and matures in March 2033. See Note A and B below.

(2)
In March 2004, the Company issued $8.0 million of Trust Preferred securities through its subsidiary, Intermountain Statutory Trust II. The debt associated with these securities bears interest on a variable basis tied to the 90-day LIBOR index plus 2.8%, with interest only paid quarterly. The rate on this borrowing was 3.14% at December 31, 2012. The debt is callable by the Company quarterly and matures in April 2034. During the third quarter of 2008, the Company entered into an interest rate swap contract with Pacific Coast Bankers Bank. The purpose of the $8.2 million notional value swap is to convert the variable rate payments made on our Trust Preferred I obligation to a series of fixed rate payments at 7.38% for five years, as a hedging strategy to help manage the Company’s interest-rate risk. See Note A and B below:

A)
Intermountain’s obligations under the debentures issued to the trusts referred to above constitute a full and unconditional guarantee by Intermountain of the Statutory Trusts’ obligations under the Trust Preferred Securities. In accordance with ASC 810, Consolidation, the trusts are not consolidated and the debentures and related amounts are treated as debt of Intermountain.

B)
Reflecting the Company’s strategy to prudently manage through the current economic cycle, in December 2009 the Company decided to defer regularly scheduled interest payments on its outstanding Junior Subordinated Debentures related to its Trust Preferred Securities (“TRUPS Debentures”). The Company is permitted to defer payments of interest on the TRUPS Debentures for up to 20 consecutive quarterly periods without default. During the deferral period, the Company may not pay any dividends or distributions on, or redeem, purchase or acquire, or make a liquidation payment with respect to the Company’s capital stock, or make any payment of principal or interest on, or repay, repurchase or redeem any debt securities of the Company that rank equally or junior to the TRUPS Debentures. In December 2012, the Company transmitted payment of all deferred interest on its TRUPS Debentures and plans to continue paying interest on the two trust preferred obligations.

11. Income Taxes:
The tax effects of the principal temporary differences giving rise to deferred tax assets and liabilities as of December 31, 2012 and 2011 were as follows (in thousands):

	2012		2011
	Assets	Liabilities	Assets	Liabilities
Allowance for losses on loans	$3,152	$—	$4,960	$—
Warrant liability	—	(71)	—	—
Investments and Derivatives	—	(2,180)	—	(1,766)
OTTI	735	—	594	—
OREO chargeoffs	13	—	40	—
NOL carryforward	16,061	—	16,094	—
Deferred gain on sale of premises	76	—	1,161	—
Deferred rent	85	—	329	—
FHLB stock	—	(74)	—	(74)
Office properties and equipment	1,984	—	—	(844)
Deferred compensation	449	—	792	—
Core deposit intangible	64	—	37	—
Goodwill	212	—	324	—
Other	333	—	292	—
Total	23,164	(2,325)	24,623	(2,684)
Deferred tax asset valuation allowance	(8,492)	—	(8,766)	—
Total deferred income taxes	$14,672	$(2,325)	$15,857	$(2,684)

The components of Intermountain’s income tax provision are as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Current income taxes (benefit):
Federal	$—	$—	$—
State	(8)	—	—
	(8)	—	—
Deferred income taxes (benefit):
Federal	—	(123)	(8,468)
State	—	(29)	(1,180)
Total deferred income tax (benefit)	—	(152)	(9,648)
Deferred tax asset valuation allowance	—	—	8,766
Total income tax provision (benefit)	$(8)	$(152)	$(882)

The deferred federal and state tax expense includes a deferred tax asset valuation allowance of $8.8 million for the year ended December 31, 2010.
A reconciliation of the income tax provision and the amount of income taxes computed by applying the statutory federal corporate income tax rate to income before income (loss) taxes for the years ended December 31, 2012, 2011 and 2010, is as follows (dollars in thousands):

	2012		2011		2010
	Amount	%	Amount	%	Amount	%
Income tax provision (benefit) at federal statutory rate	$1,323	35.0%	$(52)	(35.0)%	$(11,416)	(35.0)%
Tax effect of:
State taxes (net of federal tax benefit)	(76)	(2.0)%	(29)	(19.4)%	(1,180)	(5.1)%
Goodwill impairment	—	—%	—	—%	3,587	11.0%
Deferred Tax Asset Valuation	(274)	(7.3)%	—	—%	8,766	26.5%
Tax exempt income and other, net	(981)	(25.7)%	(71)	(47.4)%	(639)	(0.1)%
	$(8)	—%	$(152)	(101.8)%	$(882)	(2.7)%

The Company has recorded income tax net operating loss and tax credit carryforwards related to state tax losses over the past few years, as well as state and federal tax credits that cannot be used against current or prior period federal and state income taxes. The amount of deferred tax assets related to federal and state net operating loss carryforwards totaled $16.1 million at December 31, 2012 compared to $16.1 million at December 31, 2011. Intermountain used $5.9 million of the 2009 tax benefit as a loss carryback to offset taxes paid in previous years, resulting in an income tax receivable. Intermountain applied for the associated refund and received it in the second quarter of 2010. Under IRS regulations, the operating loss carryforwards can generally be carried forward for 20 years, and as such, the tax benefits related to the Company's current carryforwards will begin expiring in 2029 if unused prior to then.
Intermountain uses an estimate of future earnings, future reversal of taxable temporary difference, and tax planning strategies to determine whether it is more likely than not that the benefit of the deferred tax asset will be realized. At December 31, 2012, Intermountain assessed whether it was more likely than not that it would realize the benefits of its deferred tax asset. Intermountain determined that the negative evidence associated with a three-year cumulative loss for the period ended December 31, 2011, and challenging economic conditions continued to outweigh the positive evidence. Therefore, Intermountain maintained a valuation allowance of $8.5 million against its deferred tax asset at December 31, 2012, as compared to an $8.8 million valuation allowance at the end of both 2011 and 2010. The Company analyzes the deferred tax asset on a quarterly basis and may increase the allowance or release a portion or all of this allowance depending on actual results and estimates of future profitability. Including the valuation allowance, Intermountain had a net deferred tax asset of $12.3 million as of December 31, 2012, compared to a net deferred tax asset of $13.2 million as of December 31, 2011. The decrease in the net deferred asset from December 31, 2011 is primarily due to decreases in the tax assets associated with the allowance for loan losses and deferred compensation, and an increase in the deferred liability associated with unrealized gains on investment securities. This was partially offset by net increases in the tax assets associated with office properties and equipment.

In conducting its valuation allowance analysis, the Company developed an estimate of future earnings to determine both the need for a valuation allowance and the size of the allowance. In conducting this analysis, management has assumed economic conditions will continue to be challenging in 2013, followed by gradual improvement in the ensuing years. As such, its estimates include lower credit losses in 2013 and ensuing years as the Company’s loan portfolio continues to turn over. It also assumes: (1) a compressed net interest margin in 2013 and 2014, with gradual improvement in future years, as the Company is able to convert some of its cash position to higher yielding instruments; and (2) reductions in operating expenses as credit costs abate and its other cost reduction strategies continue.
The completion of the $47.3 million capital raise in January 2012 triggered Internal Revenue Code Section 382 limitations on the amount of tax benefit from net operating loss carryforwards that the Company can utilize annually, because of the level of investment by several of the larger investors. This could impact the amount and timing of the release of the valuation allowance, largely depending on the level of market interest rates and the fair value of the Company’s balance sheet at the time the offering was completed. The evaluation of this impact is still being completed and will likely not be known until its 2012 tax return is finalized in 2013. Based on its preliminary analysis, the Company believes that it should be able to recapture most or all of its tax benefit from the net operating loss carryforwards in the 20-year carryforward period, even given the Section 382 limitations. As with other future estimates, the Company cannot guarantee these future results.
Intermountain has performed an analysis of its uncertain tax positions and has not recorded any potential penalties, interest or additional tax in its financial statements as of December 31, 2012. If Intermountain did incur penalties or interest, they would be reported in the income tax provision. Intermountain’s tax positions for the years 2009 through 2011 remain subject to review by the Internal Revenue Service. Intermountain does not expect unrecognized tax benefits to significantly change within the next twelve months.

12. Stock-Based Compensation Plans
The Company has historically maintained equity compensation plans that provided for the grant of awards to its officers, directors and employees. From January 2009 to May 2012, the Company did not maintain equity compensation plans. A new equity compensation plan was approved by shareholders in May 2012 that allows for the grant of stock option and restricted stock awards. However, no new options or restricted stock shares have been granted under either the prior or current plans since 2008. A limited number of awards remain unexercised or unvested under the plans that expired in 2009.
Total stock-based compensation expense (benefit) recognized in the consolidated statement of operations for the years ended December 31, 2012, 2011, and 2010 was $122,000, $216,000, and $361,000 before income taxes, respectively. Total expense related to stock-based compensation for 2012 and 2011 is comprised of restricted stock expense.
Stock option transactions for all of the above described plans are summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Exercise Price Per Share	Weighted Average Remaining life (Years)
Balance, January 1, 2010	25,517	$63.56	$27.94 — 132.00	2.69
Options granted	—	—	—
Options exercised	—	—	—
Options forfeited and canceled	(1,746)	73.72	27.91 — 131.96
Outstanding, December 31, 2010	23,771	62.81	37.00— 131.96	1.85
Options granted	—	—	—
Options exercised	—	—	—
Options forfeited and canceled	(7,184)	44.00	37.23 — 129.47
Outstanding, December 31, 2011	16,587	70.95	41.50 — 132.00	1.44
Options granted	—	—	—
Options exercised	—	—	—
Options forfeited and canceled	(3,175)	49.44	41.50 — 132.00
Outstanding, December 31, 2012	13,412	$76.05	$46.58 — 132.00	0.69
_______________________________________
The aggregate intrinsic value before applicable income taxes of the options listed above is the amount that would have been received by the holder had all options been exercised on that date. Based on the Company’s closing stock price at December 31, 2012, 2011, and 2010, this amount was $0 at each of those dates, respectively.

The following table presents information about the options as of December 31, 2012:

	Total Outstanding			Exercisable
Range of Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Shares	Weighted Average Exercise Price
$44.17 - $63.33	9,501	$54.00	0.37	9,501	$54.00
$120.83 to $140.00	3,911	129.60	1.44	3,911	129.60
	13,412	$76.05	0.69	13,412	$76.05

During each of the years ended December 31, 2012, 2011, and 2010, the intrinsic value of stock options exercised was $0, $0 and $0, and the total fair value of the options vested was $0, $0 and $0, respectively.
As of December 31, 2012, total unrecognized stock-based compensation expense related to non-vested restricted stock grants was approximately $13,000, which was expected to be recognized over a period of approximately 2 months.
Restricted stock transactions are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares
Balance, January 1, 2010	7,305	$157.10
Shares granted	—	—
Shares vested	(2,741)	165.50
Shares forfeited and canceled	(480)	159.10
Balance, December 31, 2010	4,084	151.20
Shares granted	—	—
Shares vested	(2,179)	178.40
Shares forfeited and canceled	(135)	151.20
Balance, December 31, 2011	1,770	167.50
Shares granted	—	—
Shares vested	(1,110)	170.26
Shares forfeited and canceled	(117)	155.98
Balance, December 31, 2012	543	$144.59
13. Earnings Per Share:
The following table (in thousands, except per share amounts) presents a reconciliation of the numerators and denominators used in the basic and diluted earnings per share computations for the years ended December 31 2012, 2011, and 2010.

	Twelve Months Ended
	2012	2011	2010
Numerator:
Net income (loss) - basic and diluted	$3,779	$3	$(31,736)
Preferred stock dividend	1,891	1,808	1,716
Net income (loss) applicable to common stockholders	$1,888	$(1,805)	$(33,452)
Denominator:
Weighted average shares outstanding - basic	5,806,958	840,654	838,562
Dilutive effect of common stock options, warrants, restricted stock awards	18,325	—	—
Weighted average shares outstanding — diluted	5,825,283	840,654	838,562
Earnings (loss) per share — basic and diluted:
Earnings (loss) per share — basic	$0.33	$(2.15)	$(39.89)
Effect of dilutive common stock options, warrants, restricted stock awards	(0.01)	—	—
Earnings (loss) per share — diluted	$0.32	$(2.15)	$(39.89)

Common stock equivalents were calculated using the treasury stock method.

All shares in the table above have been adjusted to reflect the impact of a 10-for-1 reverse stock split, effective, October 5, 2012. See Note 14, "Stockholders' Equity" for additional information.

At December 31, 2012, 2011, and 2010 there were 13,412, 16,587 and 23,771 anti-dilutive common stock options, respectively, not included in diluted earnings per share.  At December 31, 2012, 2011, and 2010 there were 65,323, of anti-dilutive common stock warrants-Series A not included in diluted earnings per share.  At December 31, 2011, and 2010 there were 2,253, and 4,876 respectively, of anti-dilutive restricted shares not included in diluted earnings per share.

As part of the Company's January 2012 capital raise (see Note 14 "Stockholders' Equity"), warrants were issued for 1,700,000 shares, and on a reverse-split adjusted basis, 170,000 shares of non-voting common stock. The impacts of these warrants were included in diluted earnings per share, and were calculated using the treasury stock method.

14. Stockholders' Equity:
On October 5, 2012, the Company implemented a 10-for-1 reverse stock split of Intermountain's common stock (both voting and nonvoting) as approved by the shareholders at the Company's Annual Meeting on May 17, 2012. As a result, the number of shares of outstanding voting and nonvoting common stock has been reduced from approximately 26.0 million and 38.4 million shares to approximately 2.6 million and 3.8 million shares, respectively. The reverse stock split also reduced the number of authorized shares of voting and nonvoting common stock from 300,000,000 and 100,000,000 shares to 30,000,000 and 10,000,000 shares, respectively. Proportional adjustments were also made to the conversion or exercise rights under the Company's outstanding warrants, stock options and other common stock-based equity grants outstanding immediately prior to the effectiveness of the reverse stock split.
On December 19, 2008, the Company issued 27,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, no par value with a liquidation preference of $1,000 per share (“Preferred Stock”) a 10-year warrant to purchase up to 653,226 shares, and on a reverse-split adjusted basis, 65,323 shares, of Common Stock, no par value, as part of the Troubled Asset Relief Program Capital Purchase Program of the U.S. Department of Treasury (“U.S. Treasury”). The $27.0 million cash proceeds were allocated between the Preferred Stock and the warrant to purchase common stock based on the relative estimated fair values at the date of issuance, and the estimated value of the warrants was included in equity. The fair value of the warrants was determined under the Black-Scholes model. The model includes assumptions regarding the Company’s common stock prices, dividend yield, and stock price volatility as well as assumptions regarding the risk-free interest rate. The strike price for the warrant, as adjusted for the 10-for-1 reverse stock split, is $62.00 per share.
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
As part of the Company's capital raise in January, 2012, the Company authorized up to 864,600 shares of Mandatorily Convertible Cumulative Participating Preferred Stock, Series B, no par value with a liquidation preference of $0.01 per share (“Series B Preferred Stock”), 698,993 of which were issued. Each of these shares automatically converted into 50 shares of a new series of non-voting common stock at a conversion price of $1.00 per share (the “Non-Voting Common Stock”) in May, 2012 after shareholder approval of such Non-Voting Common Stock. The Non-Voting Common Stock has equal rights in terms of dividends and liquidation preference to the Company's Voting Common Stock, but does not provide holders with voting rights on shareholder matters. A 10-for-1 reverse stock split became effective October 5, 2012, which reduced the number of non-voting shares outstanding. The Series B Preferred Stock remains authorized, but unissued.
In addition, as part of the Company's January 2012 capital raise, warrants to purchase 1,700,000 shares, and on a reverse-split adjusted basis, 170,000 shares of the Company's Voting Common or Non-Voting Common were issued to two of the shareholders participating in the raise. The cash proceeds of the January offering were allocated between the warrants, the Common Stock and the Series B Preferred Stock based on the relative estimated fair values at the date of issuance. The fair value of the warrants was determined using common valuation modeling. The modeling includes assumptions regarding the Company’s common stock prices, dividend yield, and stock price volatility as well as assumptions regarding the risk-free interest rate. The strike price for the warrant, on a reverse-split adjusted basis, is $10 per share, but is adjusted down if the Company recorded or otherwise issues shares at a price lower than the strike price. As such, the warrants are accounted for as a liability and recorded at fair value on the Company's financial statements. Adjustments to the fair value are measured quarterly and any changes are recorded through non-interest income.
In May 2012, the Company successfully completed an $8.7 million Common Stock rights offering, including the purchase of unsubscribed shares by investors in the Company's January private placement. As a result of the raise, the Company issued, on a reverse-split adjusted basis, 525,000 shares of Voting Common stock and 345,000 shares of Non-Voting Common Stock.

Reflecting the Company’s strategy to prudently manage through the current economic cycle, in December 2009 the Company decided to defer regularly scheduled interest payments on its outstanding Junior Subordinated Debentures related to its Trust Preferred Securities (“TRUPS Debentures”), and regular quarterly cash dividend payments on its preferred stock held by the U.S. Treasury. Although these expenses accrued on the consolidated income statements for the Company, deferring these interest and dividend payments preserved approximately $477,000 per quarter in cash for the Company. In December 2012, the Company transmitted payment of all deferred interest on its TRUPS Debentures and deferred dividends on its Series A preferred stock. Going forward, the Company plans to continue paying interest on the two trust preferred obligations and the regular quarterly dividend payments on the Preferred Stock.
The components of Other Comprehensive Income (OCI), net of tax, are as follows (in thousands):

	Unrealized Gains (Losses) On Securities	Other Than Temporary Impairment of Securities	Change in Derivative Contracts	Total Accumulated Other Comprehensive Income (Loss), Net
Balance, January 1, 2010	$(3,422)	$(740)	$(678)	$(4,840)
2010 Change	3,789	(424)	246	3,611
Balance, December 31, 2010	367	(1,164)	(432)	(1,229)
2011 Change	3,547	(50)	102	3,599
Balance, December 31, 2011	3,914	(1,214)	(330)	2,370
2012 Change	617	212	330	1,159
Balance, December 31, 2012	$4,531	$(1,002)	$—	$3,529

The $617,000 change in unrealized gains for 2012 is net of $405,000 for the income tax effect of such adjustments, and the $212,000 change in the other than temporary impairment included in other comprehensive income is net of $139,000 for the income tax effect of such adjustments. The $330,000 change in derivative contracts reflects the recognition in income of the fair value of an interest rate swap on the Company's Trust II Preferred obligation, and its simultaneous removal as a component of other comprehensive income. See Note 10 of these Consolidated Financial Statements for more information on the obligation and Note 19 for more information on the swap.

15. Regulatory Capital
The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 2012 and 2011, no retained earnings were available for dividend declaration without prior regulatory approval.
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
Intermountain and the Bank are required by applicable regulations to maintain certain minimum capital levels and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier I capital to average assets. Intermountain and the Bank plan to maintain their capital resources and regulatory capital ratios through the retention of earnings and the management of the level and mix of assets. At December 31, 2012, Intermountain exceeded the minimum published regulatory capital requirements to be considered “well-capitalized” pursuant to Federal Financial Institutions Examination Council “FFIEC” regulations.
The following table sets forth the amounts and ratios regarding actual and minimum core Tier 1 risk-based and total risk-based capital requirements, together with the amounts and ratios required in order to meet the published definition of a “well-capitalized” institution (in thousands).

	Actual		Capital Requirements		Published Well-Capitalized Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2012
Total capital (to risk-weighted assets):
The Company	$124,058	20.51%	$48,399	8%	$60,499	10%
Panhandle State Bank	115,418	19.07%	48,409	8%	60,511	10%
Tier I capital (to risk-weighted assets):
The Company	116,491	19.26%	24,200	4%	36,299	6%
Panhandle State Bank	107,849	17.82%	24,204	4%	36,307	6%
Tier I capital (to average assets):
The Company	116,491	12.54%	37,160	4%	46,451	5%
Panhandle State Bank	107,849	11.60%	37,197	4%	46,497	5%
As of December 31, 2011
Total capital (to risk-weighted assets):
The Company	$74,807	12.58%	$47,587	8%	$59,484	10%
Panhandle State Bank	81,614	13.74%	47,524	8%	59,405	10%
Tier I capital (to risk-weighted assets):
The Company	67,316	11.32%	23,793	4%	35,690	6%
Panhandle State Bank	74,123	12.48%	23,762	4%	35,643	6%
Tier I capital (to average assets):
The Company	67,316	7.32%	36,775	4%	45,968	5%
Panhandle State Bank	74,123	8.07%	36,723	4%	45,904	5%

16. Commitments and Contingent Liabilities
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
The contractual amounts of these financial instruments representing credit risk at December 31, 2012, were as follows (in thousands):

Commitments to extend credit	$127,045
Credit card arrangements	$7,780
Standby letters of credit	$2,023

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
Intermountain leases office space and equipment. As of December 31, 2012, future minimum payments under all of the Company’s non-cancelable operating leases that have initial terms in excess of one year are due as follow (in thousands):

Year Ending December 31,	Amount
2013	$873
2014	840
2015	859
2016	859
2017	823
Thereafter	8,443
$12,697

Rent expense under these agreements for the years ended December 31, 2012, 2011 and 2010 totaled approximately $1,048,000, $1,077,000, and $1,119,000, respectively.
The Company sold the Sandpoint Center, its Company headquarters, in August 2009 to a third party in a sale-leaseback transaction. Because of the non-recourse financing terms offered by Panhandle State Bank, the lease is treated as an operating lease utilizing the financing method for accounting purposes. Consequently, there was no gain recognized at the time of the transaction and the building will remain on the consolidated financial statements with depreciation and interest expense recognized over the life of the lease. Panhandle State Bank executed an agreement to lease the building from the purchaser with an initial term of 20 years with three successive options to extend the lease for an additional 10 years each. At December 31, 2012, the future minimum lease payments for the Sandpoint Center and related sublease income are as follows (in thousands):

Year Ending December 31,	Sandpoint Center Lease Obligation	Sub Lease Income(1)
2013	$1,635	$(114)
2014	1,717	(96)
2015	1,717	(70)
2016	1,717	(72)
2017	1,717	(65)
Thereafter	21,952	(126)
	$30,455	$(543)
_______________________________________

(1)	Sublease income only includes income anticipated to be received under leases in effect at December 31, 2012. Additional space is available and may be subleased in the future.

17. Employee Benefit Plans
The Company sponsors a 401(k) profit sharing plan covering employees meeting minimum eligibility requirements. Employee contributions are voluntary, and the Company may make elective contributions to match up to 50% of the employee’s contribution up to 8% of eligible compensation. The Company's contributions to the plan for the years ended December 31, 2012, 2011, and 2010 totaled approximately $182,000, $0 and $0, respectively.

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

The Company has various compensation plans for employees. Contributions to the plan are at the discretion of the Board of Directors. Compensation expense for these plans for the years ended December 31, 2012, 2011, and 2010 was approximately $821,000, $553,000 and $862,000, respectively. These various compensation plans are discussed in detail below.

•
The Company has short-term incentive plans for key employees. Amounts are generally earned and accrued annually, but paid over a 3-year time period 75 days after each year end. The accrued balance at December 31, 2012 and 2011 for these plans was approximately $461,000 and $191,000, respectively.

•
In 2003, the Company adopted a Supplemental Executive Retirement Plan (“SERP”). The SERP is a non-qualified unfunded plan designed to provide retirement benefits for two key employees of Intermountain, one of which terminated employment in 2012, but is vested in the plan. The participants will receive a combined total of approximately $222,000 each year for 10 years beginning at normal retirement age. Retirement benefits vest after ten years of continued service and benefits are reduced for early retirement. The disability benefit is similar to the reduced benefit for early retirement without any vesting requirements. The plan provides for a change in control benefit if, within one year of a change in control, the participant’s employment is terminated. The total amount accrued under the plan as of December 31, 2012 and 2011, was approximately $786,000 and $601,000, respectively.

•
The Company has approved stock purchase and long-term retention agreements for certain key officers. Participants must remain employed to receive payments annually in December. The total amount paid under these agreements for 2012 and 2011 was approximately $95,000 and $676,000, respectively. Approximately $261,000 remained available to be awarded at December 31, 2012.

18. Related-Party Transactions
The Bank has executed certain loans and deposits with its directors, officers and their affiliates. Related party loans and deposits are transacted as part of the Company’s normal course of business, and are not subject to preferential terms or conditions. The aggregate amount of loans outstanding to such related parties at December 31, 2012 and 2011 was approximately $62,000 and $243,000, respectively.
During the year, the balance of loans outstanding to directors and executive officers changed as follows (dollars in thousands):

2012
Balance, January 1,	$243
Reclassified	(88)
New	66
Repayment	(159)
Balance, December 31,	$62

Directors’ fees of approximately $263,000, $243,000, and $226,000 were paid during the years ended December 31, 2012, 2011, and 2010, respectively.
Two members of the Company’s Board of Directors are principals in law firms that provide legal services to Intermountain. During the years ended December 31, 2012, 2011 and 2010 the Company incurred legal fees of approximately $0, $486, and $3,000, respectively, related to services provided by these firms.
In 2009, Curt Hecker, Intermountain’s Chief Executive Officer became a Director on the Board of Pacific Coast Bankers Bank (“PCBB”). The Bank utilizes PCBB as a correspondent bank and utilizes PCBB Capital Markets (formerly known as Bank Investment Group), a subsidiary of PCBB, for various management analytical reporting functions. During 2012, 2011 and 2010 the Company paid PCBB and related companies $190,000, $199,000 and $144,000, respectively for services.

19. Derivative Financial Instruments:
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
Interest Rate Swaps — Previously designated as Cash Flow Hedges
The tables below identify the Company’s interest rate swap which was entered into to hedge certain LIBOR-based trust preferred debentures and designated as a cash flow hedges pursuant to ASC 815, which no longer qualifies for hedge accounting as of December 31, 2012 (dollars in thousands):

			December 31, 2012
			Receive Rate	Pay Rate
Maturity Date	Notional Amount	Fair Value (Loss)	(LIBOR)	(Fixed)
Pay Fixed, Receive Variable:
October 2013	$8,248	$(328)	0.33%	4.58%

			December 31, 2011
			Receive Rate	Pay Rate
Maturity Date	Notional Amount	Fair Value (Loss)	(LIBOR)	(Fixed)
Pay Fixed, Receive Variable:
October 2013	$8,248	$(635)	0.2495%	4.58%

The fair value loss of $328,000 at December 31, 2012 and $635,000 at December 31, 2011 are included in other liabilities. The Company deferred the interest payments on the related Trust Preferred borrowing from January 2010 to January 2013. As a result of the deferred interest payments, a calculation of the effectiveness of the hedge has been prepared each quarter. In March 2012, it was concluded that the hedge no longer qualified for hedge accounting treatment, based on the mismatch between the deferred payments on the underlying Trust Preferred instrument and the required and expected payments on the derivative. As a result, the Company has recorded a fair value adjustment on its cash flow hedge in the Company's Statement of Operations for 2012. Net cash flows from these interest rate swaps are included in interest expense on trust preferred debentures. At December 31, 2012, Intermountain had $400,000 in restricted cash pledged as collateral for the cash flow hedge. The following table provides a reconciliation of cash flow hedges measured at fair value during the periods indicated (in thousands):

	Twelve Months Ended
	December 31, 2012	December 31, 2011
Unrealized loss at beginning of period	$(635)	$(892)
Amount of gross gain (loss) recognized in earnings gain (loss)	(239)	86
Amount of gross gain recognized in other comprehensive income gain (loss)	546	171
Unrealized loss at end of period	$(328)	$(635)

Interest Rate Swaps — Not Designated as Hedging Instruments Under ASC 815
The Company has purchased certain derivative products to allow the Company to effectively convert a fixed rate loan to a variable rate payment stream. The Company economically hedges derivative transactions by entering into offsetting derivatives executed with third parties upon the origination of a fixed rate loan with a customer. Derivative transactions executed as part of this program are not designated as ASC 815 hedge relationships and are, therefore, marked to market through earnings each period. In most cases the derivatives have mirror-image terms to the underlying transaction being hedged, which result in the positions’ changes in fair value offsetting completely through earnings each period. However, to the extent that the derivatives are not a mirror-image, changes in fair value will not completely offset, resulting in some earnings impact each period. Changes in the fair value of these interest rate swaps are included in other non-interest income. The following table summarizes these interest rate swaps as of December 31, 2012 and December 31, 2011 (in thousands):

	December 31, 2012		December 31, 2011
	Notional Amount	Fair Value Loss	Notional Amount	Fair Value Loss
Interest rate swaps with third party financial institutions	$2,559	$(245)	$2,559	$(215)

At December 31, 2012, loans receivable included $245,000 of derivative assets related to these interest rate swap transactions. At December 31, 2012, the interest rate swaps had a maturity date of March 2019 and April 2024 and Intermountain had $72,000 in restricted cash as collateral for the interest rate swaps.

20. Fair Value of Financial Instruments:
Intermountain is required to disclose the estimated fair value of financial instruments, both assets and liabilities on and off the balance sheet, for which it is practicable to estimate fair value. These fair value estimates are made at December 31, 2012 based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price an asset could be sold at or the price a liability could be settled for. However, given there is no active market or observable market transactions for many of the Company's financial instruments, the Company has made estimates of many of these fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimated values.
The estimated fair value of the instruments as of December 31, 2012 and December 31, 2011 are as follows (in thousands):

	Fair Value Measurements as of
		December 31, 2012		December 31, 2011
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash, cash equivalents and restricted cash	1	$80,085	$80,085	$109,868	$109,868
Available-for-sale securities	2 & 3	280,169	280,169	219,039	219,039
Held-to-maturity securities	2	14,826	16,344	16,143	17,471
Loans held for sale	2	1,684	1,684	5,561	5,561
Loans receivable, net	3	520,768	536,003	502,252	515,737
Accrued interest receivable	2	4,320	4,320	4,100	4,100
BOLI	1	9,472	9,472	9,127	9,127
Other assets	2	2,024	2,024	2,095	2,095
Financial liabilities:
Deposit liabilities	3	748,934	751,755	729,373	709,534
Borrowings	3	97,265	94,673	130,631	131,202
Accrued interest payable	2	1,185	1,185	1,676	1,676
Unexercised warrants	3	828	828	—	—
Other liabilities	2	328	328	635	635
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

Securities
The fair values of securities, other than those categorized as level 3 described below, are based principally on market prices and dealer quotes. Certain fair values are estimated using pricing models or are based on comparisons to market prices of similar securities. Securities totaling $269.9 million classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtained fair value measurements from an independent pricing service and internally validated these measurements. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus, prepayment speeds, credit information and the bond’s terms and conditions, among other things.
The available for sale portfolio also includes $10.2 million in super senior or senior tranche collateralized mortgage obligations not backed by a government or other agency guarantee. These securities are valued using Level 3 inputs. These securities are collateralized by fixed rate prime or Alt A mortgages, are structured to provide credit support to the senior tranches, and are carefully analyzed and monitored by management. Because of disruptions in the current market for mortgage-backed securities and collateralized mortgage obligations, an active market did not exist for these securities at December 31, 2012. This is evidenced by a significant widening in the bid-ask spread for these types of securities and the limited volume of actual trades made. As a result, less reliance can be placed on easily observable market data, such as pricing on transactions involving similar types of securities, in determining their current fair value. As such, significant adjustments were required to determine the fair value at the December 31, 2012 measurement date.
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
Borrowings
The carrying amounts of short-term borrowings under repurchase agreements are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements with similar remaining terms, but approximate their fair values due to the relatively short period of time between the origination of the instruments and their expected payment. The fair value of long-term FHLB Seattle advances and other long-term borrowings is estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements with similar remaining terms. The carrying amounts of variable rate Trust Preferred instruments approximate their fair values due to the relatively short period of time between repricing dates.
Accrued Interest
The carrying amounts of accrued interest payable and receivable approximate their fair value.
Interest Rate Swaps
The Company holds several interest rate swaps as a hedging strategy to help manage the Company's interest-rate-risk. Derivative contracts are valued by the counter party and are validated by management. The counter-party determines the fair value of interest rate swaps using a discounted cash flow method based on current incremental rates for similar types of arrangements.
Unexercised Warrant Liability
A liability for unexercised warrants was created as part of the Company's capital raise in January, 2012 (see Note 14 Stockholders' Equity). The liability is carried at fair value and adjustments are made periodically through non-interest income to record changes in the fair value. The fair value is measured using warrant valuation modeling techniques, which seek to estimate the market price that the unexercised options would bring if sold. Assumptions used in calculating the value include the volatility of the underlying stock, the risk-free interest rate, the expected term of the warrants, the market price of the underlying stock and the dividend yield on the stock.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present information about the Company’s assets measured at fair value on a recurring basis as of December 31, 2012 and 2011, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands).

Description	Total	Level 1	Level 2	Level 3
Balance, 12/31/2012
Available-for-Sale Securities:
State and municipal bonds	$63,649	$—	$63,649	$—
Residential mortgage backed securities and SBA Pools	216,520	—	206,278	10,242
Other Assets — Derivative	(245)	—	—	(245)
Total Assets Measured at Fair Value	$279,924	$—	$269,927	$9,997
Other Liabilities — Derivatives	$328	$—	$—	$328
Unexercised Warrants	828	—	—	828
Total Liabilities Measured at Fair Value	$1,156	$—	$—	$1,156

Balance, 12/31/2011
Available-for-Sale Securities:
State and municipal bonds	$37,135	$—	$37,135	$—
Residential mortgage backed securities and SBA Pools	181,904	—	167,130	14,774
Other Assets — Derivative	(215)	—	—	(215)
Total Assets Measured at Fair Value	$218,824	$—	$204,265	$14,559
Other Liabilities — Derivatives	$635	$—	$—	$635
Total Liabilities Measured at Fair Value	$635	$—	$—	$635

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs ( Level 3) Year to Date
	2012			2011
Description	Residential MBS	Derivatives (net)	Unexercised Warrants	Residential MBS	Derivatives (net)	Unexercised Warrants
January 1, Balance	$14,774	$(850)	$—	$29,514	$(930)	$—
Total gains or losses (realized/unrealized):			—
Included in earnings	(250)	(269)	179	(1,273)	(91)	—
Included in other comprehensive income	1,362	546	—	2,338	171	—
Principal Payments	(3,048)	—	—	(3,874)	—	—
Sales of Securities	(2,596)	—	—	(11,931)	—	—
Unexercised warrants issued in capital raise	—	—	(1,007)	—	—	—
Transfers in and /or out of Level 3	—	—	—	—	—	—
December 31, Balance	$10,242	$(573)	$(828)	$14,774	$(850)	$—

The following tables present additional quantitative information about assets and liabilities measured at fair value on a recurring basis and for which the company has utilized Level 3 inputs to determine fair value, as of December 31, 2012:

	Valuation Techniques	Unobservable Input	Range of Inputs
Residential mortgage-backed securities	Discounted cash flow and consensus pricing	Prepayment	7.0 to 39.8 CPR (1)
		Default rates	0 to 15.88 CDR (2)
		Loss severities	0% to 131.78%
Interest Rate Derivatives	Discounted cash flow modeling and market indications	Cash flows of underlying instruments	Various payment mismatches based on characteristics of underlying loans
		Swap rates	0.50% to 1.00%
		LIBOR rates	0.20% to 0.85%
Unexercised Warrants	Warrant valuation models	Estimated underlying stock price volatility	90% to 100%
		Duration	2.0 to 2.5 years
		Risk-free rate	0.30% to 1.00%

(1) CPR: Constant prepayment rate
(2) CDR: Constant default rate

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Intermountain may be required, from time to time, to measure certain other financial assets at fair value on a non-recurring basis. The following table presents the carrying value for these financial assets as of dates indicated (in thousands):

Description	Total	Level 1	Level 2	Level 3
Balance, 12/31/2012
Loans(1)	$14,629	$—	$—	$14,629
OREO	4,951	—	—	4,951
Total Assets Measured at Fair Value	$19,580	$—	$—	$19,580
Balance, 12/31/2011
Loans(1)	$25,885	$—	$—	$25,885
OREO	6,650	—	—	6,650
Total Assets Measured at Fair Value	$32,535	$—	$—	$32,535
_____________________________

(1)	Represents impaired loans, net of allowance for loan loss, which are included in loans.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the company has utilized Level 3 inputs to determine fair value at December 31, 2012:

	Valuation Techniques	Unobservable Input	Range of Inputs
Impaired Loans	Discounted cash flows and appraisal of collateral	Amount and timing of cash flows	No payment deferral to indefinite payment deferral
		Discount Rate	4% to 9%
		Appraisal adjustments	10% to 35%
		Liquidation Expenses	10% to 15%
OREO	Appraisal of collateral	Appraisal adjustments	10% to 35%
		Liquidation Expenses	10% to 15%

Impaired Loans
Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for impaired loans when establishing the allowance for credit losses. Such amounts are generally based on either the estimated fair value of the cash flows to be received or the fair value of the underlying collateral supporting the loan less selling costs. Real estate collateral on these loans and the Company’s OREO is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace. Management reviews these valuations and makes additional valuation adjustments, as necessary, including subtracting estimated costs of liquidating the collateral or selling the OREO. If the value of the impaired loan is determined to be less than the recorded investment in the loans, the impairment is recognized and the carrying value of the loan is adjusted to fair value through the allowance for loan and lease losses. The carrying value of loans fully charged off is zero. The related nonrecurring fair value measurement adjustments have generally been classified as Level 3 because of the significant assumptions required estimating future cash flows on these loans, and the rapidly changing and uncertain collateral values underlying the loans. Volatility and the lack of relevant and current sales data in the Company’s market areas for various types of collateral create additional uncertainties and require the use of multiple sources and management judgment to make adjustments. Loans subject to nonrecurring fair value measurement were $14.6 million at December 31, 2012 all of which were classified as Level 3.
OREO
OREO represents real estate which the Company has taken control of in partial or full satisfaction of loans. At the time of foreclosure, OREO is recorded at the lower of the carrying amount of the loan or fair value less estimated costs to sell, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan and lease losses. After foreclosure, management periodically performs valuations such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell. Fair value adjustments on other real estate owned are recognized within net loss on real estate owned as a component of non-interest expense. Fair value is determined from external appraisals and other valuations using judgments and estimates of external professionals. Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3. The Company’s OREO at December 31, 2012 totaled $5.0 million, all of which was classified as Level 3.

21. Quarterly Financial Data (Unaudited)
The following tables present Intermountain’s condensed operations on a quarterly basis for the years ended December 31, 2012 and 2011 (dollars in thousands, except per share amounts):

	Year Ended December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$9,120	$9,126	$8,927	$8,594
Interest expense	(1,498)	(1,315)	(1,258)	(1,012)
Provision for losses on loans	(959)	(1,575)	(1,155)	(618)
Net interest income after provision for losses on loans	6,663	6,236	6,514	6,964
Other income	2,436	2,768	2,552	3,070
Operating expenses	(8,298)	(8,222)	(8,242)	(8,671)
Income before income taxes	801	782	824	1,363
Income tax benefit	—	—	—	8
Net income	$801	$782	$824	$1,371
Preferred stock dividend	466	481	482	462
Net income available to common stockholders	$335	$301	$342	$909
Earnings per share — basic	$0.08	$0.05	$0.05	$0.14
Earnings per share — diluted	$0.08	$0.05	$0.05	$0.14
Weighted average shares outstanding — basic	4,427,831	5,901,321	6,441,986	6,442,729
Weighted average shares outstanding — diluted	4,442,673	5,919,188	6,458,228	6,470,944

	Year Ended December 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$10,488	$10,790	$10,609	$9,770
Interest expense	(1,776)	(1,805)	(1,802)	(1,429)
Provision for losses on loans	(1,634)	(2,712)	(2,239)	(704)
Net interest income after provision for losses on loans	7,078	6,273	6,568	7,637
Other income	2,663	2,733	2,484	2,745
Operating expenses	(9,740)	(9,611)	(9,812)	(9,167)
Loss before income taxes	1	(605)	(760)	1,215
Income tax provision (benefit)	—	—	—	152
Net income (loss)	$1	$(605)	$(760)	$1,367
Preferred stock dividend	443	448	457	460
Net income (loss) available to common stockholders	$(442)	$(1,053)	$(1,217)	$907
Earnings (loss) per share — basic	$(0.53)	$(1.25)	$(1.44)	$1.08
Earnings (loss) per share — diluted	$(0.53)	$(1.25)	$(1.44)	$1.08
Weighted average shares outstanding — basic	839,650	840,979	840,984	840,984
Weighted average shares outstanding — diluted	839,650	840,979	840,984	842,733

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

Condensed Balance Sheets	December 31,
	2012	2011
Assets:
Restricted and unrestricted cash	$15,480	$1,515
Investment in subsidiaries	121,786	85,280
Prepaid expenses and other assets	230	303
Total assets	$137,496	$87,098
Liabilities:
Other borrowings	$16,527	$16,527
Other liabilities	6,535	8,955
Total liabilities	23,062	25,482
Stockholders’ Equity	114,434	61,616
Total liabilities and stockholders’ equity	$137,496	$87,098

Condensed Statements of Operations and Comprehensive Income (Loss)	Years Ended December 31,
	2012	2011	2010
Interest income	$—	$—	$1
Interest expense	(1,163)	(851)	(1,035)
Net interest income (expense)	(1,163)	(851)	(1,034)
Equity in net earnings (loss) of subsidiary	5,677	1,310	(30,267)
Other income (expense)	(137)	—	—
Operating expenses	(598)	(456)	(435)
Net income (loss)	3,779	3	(31,736)
Dividends declared on preferred shares	1,891	1,808	1,716
Net Income (loss) available to common stock	$1,888	$(1,805)	$(33,452)
Comprehensive Income (loss)	$4,937	$3,601	$(28,125)

Condensed Statements of Cash Flows	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$3,779	$3	$(31,736)
Equity income (loss) from subsidiary	(5,677)	(1,310)	30,267
Depreciation	—	—	—
Other	(132)	659	828
Net cash used in operating activities	(2,030)	(648)	(641)
Cash flows from investing activities:
Investments in and advances to subsidiaries	(30,000)	—	—
Sale of premises and equipment	—	—	—
Purchase of office properties	—	—	—
Net cash provided by investing activities	(30,000)	—	—
Cash flows from financing activities:
Proceeds from other borrowings	—	—	—
Proceeds from common stock issuance, net of expenses	21,614	—	—
Proceeds from preferred stock issuance, net of expenses	28,735	—	—
Cash dividends paid to preferred stockholders	(4,354)	—	—
Net cash used in financing activities	45,995	—	—
Net change in cash and cash equivalents	13,965	(648)	(641)
Cash and cash equivalents, beginning of year	1,515	2,163	2,804
Cash and cash equivalents, end of year	$15,480	$1,515	$2,163

23. Subsequent Event:

NASDAQ filing
On January 9, 2013, the Company listed its Voting Common shares on the NASDAQ Capital Market exchange, under the ticker symbol "IMCB". Intermountain has filed reports with the United States Securities and Exchange Commission since 2004 and its shares were previously listed on the OTC Bulletin Board and traded under the same "IMCB" symbol.