Form 10-K/A
period 2012-12-31
INTERMOUNTAIN COMMUNITY BANCORP
filed 2013-04-08
CIK 1284506

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A

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

INTERMOUNTAIN COMMUNITY BANCORP
FORM 10-K/A ANNUAL REPORT

(Amendment No. 1)

DECEMBER 31, 2012

TABLE OF CONTENTS

PART IV
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
EXHIBIT INDEX

EXPLANATORY NOTE

On March 8, 2013 Intermountain Community Bancorp filed with the Securities and Exchange Commission its Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “10-K Report”). Subsequent to filing the 10-K Report, it was discovered that the Certifications represented by Exhibits 31.1, 31.2 and 32 incorrectly referenced the 10-Q Report, rather than the 10-K Report. Accordingly, we are filing this Amendment No. 1 (this “Amendment”) to the 10-K Report to re-file Item 15 (Exhibits and Financial Statement Schedules) to include corrected and currently-dated certifications from our Chief Executive Officer and Chief Financial Officer as exhibits to this Amendment. No other revisions or amendments have been made to Part IV of the 10-K Report. This Amendment does not reflect events occurring after March 8, 2013, the date of the original filing of our 10-K Report, or modify or update those disclosures that may have been affected by subsequent events.

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

INTERMOUNTAIN COMMUNITY BANCORP
(Registrant)

April 8, 2013
/s/ Curt Hecker
Curt Hecker
President and Chief Executive Officer
Exhibits

Exhibit No.	Exhibit
3.1†	Amended and Restated Articles of Incorporation
3.2	Amended and Restated Bylaws (1)
4.1	Form of Stock Certificate (2)
4.2	Certificate of Designations with respect to Fixed Rate Cumulative Perpetual Preferred Stock, Series A (included as part of Exhibit 3.1)
4.3	Warrant to Purchase Common Stock of the Company dated December 19, 2008 (3)
4.4	Form of Preferred Stock Certificate (3)
4.5	Form of Warrant to Purchase Non-Voting Common Stock of the Company dated January 23, 2012(4)
4.6	Certificate of Designations with respect to Mandatorily Convertible Cumulative Participating Preferred Stock, Series B (included as part of Exhibit 3.1)
10.1*	Second Amended and Restated 1999 Employee Stock Option and Restricted Stock Plan (2)
10.2*	Form of Employee Option Agreement (2)
10.3*	Form of Restricted Stock Award Agreement (5)
10.4*	Amended and Restated Director Stock Option Plan (6)
10.5*	Form of Director Restricted Stock Award Agreement (5)
10.6*	Form of Stock Purchase Bonus Agreement (5)
10.7*	2012 Stock Option and Equity Compensation Plan (7)
10.8*	Amended and Restated Employment Agreement with Curt Hecker dated January 1, 2008 (5)
10.9*	Amended and Restated Salary Continuation and Split Dollar Agreement for Curt Hecker dated January 1, 2008 (5)
10.10*	Amended and Restated Employment Agreement with Jerry Smith dated January 1, 2008 (5)
10.11*	Amended and Restated Salary Continuation and Split Dollar Agreement with Jerry Smith dated January 1, 2008 (5)
10.12*	Amended and Restated Executive Severance Agreement with Douglas Wright dated January 1, 2008 (5)
10.13*	Amended and Restated Executive Severance Agreement with John Nagel dated December 27, 2007 (5)
10.14*	Amended and Restated Executive Severance Agreement with Pam Rasmussen dated December 28, 2007 (5)
10.15	Form of Executive Compensation Letter (3)
10.16	Letter Agreement including the Securities Purchase Agreement - Standard Terms incorporated herein, between the Company and the United States Department of the Treasury dated December 19, 2008 (3)
10.17	Lease Agreement dated as of August 28, 2009 by and between Sandpoint Center, LLC and Sandpoint Center II, LLC, as landlord, and Panhandle State Bank, as tenant (8)
14	Code of Ethics (9)
21†	Subsidiaries of the Registrant
23†	Consent of BDO USA, LLP
31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
99.1†	Chief Executive Officer TARP Certification
99.2†	Chief Financial Officer TARP Certification

99.3†	Letter to Shareholders relating to 2011 Financial Results
101†
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
† Previously filed
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