Form 10-Q
period 2013-03-31
INTERMOUNTAIN COMMUNITY BANCORP
filed 2013-05-13
CIK 1284506

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s Voting Common Stock, no par value per share, as of May 8, 2013 was 2,603,606 and the number of shares of Non-Voting Common Stock, no par value per share, was 3,839,688.

Intermountain Community Bancorp
FORM 10-Q
For the Quarter Ended March 31, 2013

PART I — Financial Information
Item - 1 Financial Statements
Intermountain Community Bancorp
Consolidated Balance Sheets
(Unaudited)

	March 31, 2013	December 31, 2012
	(Dollars in thousands)
ASSETS
Cash and cash equivalents:
Interest-bearing	$45,897	$53,403
Non-interest bearing and vault	4,074	13,536
Restricted cash	12,279	13,146
Available-for-sale securities, at fair value	282,769	280,169
Held-to-maturity securities, at amortized cost	14,795	14,826
Federal Home Loan Bank (“FHLB”) of Seattle stock, at cost	2,249	2,269
Loans held for sale	2,023	1,684
Loans receivable, net	498,754	520,768
Accrued interest receivable	4,051	4,320
Office properties and equipment, net	35,231	35,453
Bank-owned life insurance ("BOLI")	9,556	9,472
Other real estate owned (“OREO”)	4,664	4,951
Prepaid expenses and other assets	17,538	18,142
Total assets	$933,880	$972,139
LIABILITIES
Deposits	$719,467	$748,934
Securities sold subject to repurchase agreements	66,157	76,738
Advances from Federal Home Loan Bank	4,000	4,000
Unexercised stock warrant liability	772	828
Cashier checks issued and payable	2,767	2,024
Accrued interest payable	337	1,185
Other borrowings	16,527	16,527
Accrued expenses and other liabilities	7,942	7,469
Total liabilities	817,969	857,705
STOCKHOLDERS’ EQUITY
Common stock 30,000,000 shares authorized; 2,603,606 and 2,603,674 shares issued and 2,603,606,and 2,603,131 shares outstanding as of March 31, 2013 and December 31, 2012, respectively	96,358	96,368
Common stock - non-voting 10,000,000 shares authorized; 3,839,688 and 3,839,688 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	31,941	31,941
Preferred stock, Series A, 27,000 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively; liquidation preference of $1,000 per share	26,648	26,527
Accumulated other comprehensive income, net of tax	3,829	3,529
Accumulated deficit	(42,865)	(43,931)
Total stockholders’ equity	115,911	114,434
Total liabilities and stockholders’ equity	$933,880	$972,139

The accompanying notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
	(Dollars in thousands, except per share data)
Interest income:
Loans	$6,710	$7,071
Investments	1,593	2,049
Total interest income	8,303	9,120
Interest expense:
Deposits	561	822
Other borrowings	424	676
Total interest expense	985	1,498
Net interest income	7,318	7,622
Provision for losses on loans	(179)	(959)
Net interest income after provision for losses on loans	7,139	6,663
Other income:
Fees and service charges	1,675	1,602
Loan related fee income	567	605
Net gain on sale of securities	40	585
Net gain (loss) on sale of other assets	4	4
Other-than-temporary impairment (“OTTI”) losses on investments (1)	(42)	(271)
Bank-owned life insurance	84	87
Fair value adjustment on cash flow hedge	67	(384)
Unexercised warrant liability fair value adjustment	56	—
Other	113	208
Total other income	2,564	2,436
Operating expenses:
Salaries and employee benefits	4,175	4,136
Occupancy expense	1,524	1,684
Advertising	114	112
Fees and service charges	617	622
Printing, postage and supplies	217	300
Legal and accounting	340	350
FDIC assessment	186	313
OREO operations	111	104
Other expenses	894	677
Total operating expenses	8,178	8,298
Net income before income taxes	1,525	801
Income tax benefit	—	—
Net income	1,525	801
Preferred stock dividend	458	466
Net income applicable to common stockholders	$1,067	$335
Earnings per share — basic	$0.17	$0.08
Earnings per share — diluted	$0.16	$0.08
Weighted average common shares outstanding — basic	6,442,988	4,427,831
Weighted average common shares outstanding — diluted	6,480,024	4,442,673

(1)
Consisting of $0 and $7 of total other-than-temporary impairment net losses, net of $(42), and $(264) recognized in other comprehensive income, for the three months ended March 31, 2013 and March 31, 2012, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
	(Dollars in thousands)
Net income	$1,525	$801
Other comprehensive income:
Change in unrealized gains on investments, and mortgage backed securities (“MBS”) available for sale, excluding non-credit loss on impairment of securities	495	(731)
Realized net gains reclassified from other comprehensive income	(40)	(585)
Non-credit loss on impairment on available-for-sale debt securities	42	263
Less deferred income tax benefit (provision) on securities	(197)	417
Change in fair value of qualifying cash flow hedge, net of tax	—	330
Net other comprehensive income (loss)	300	(306)
Comprehensive income	$1,825	$495
The accompanying notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$1,525	$801
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	605	676
Stock-based compensation expense	13	30
Net amortization of premiums on securities	1,697	1,075
Provisions for losses on loans	179	959
Amortization of core deposit intangibles	17	29
(Gain) on sale of loans, investments, property and equipment	(369)	(973)
Impact of hedge dedesignation and current fair value adjustment	69	458
OTTI credit loss on available-for-sale investments	42	271
OREO valuation adjustments	26	(20)
Accretion of deferred gain on sale of branch property	(4)	(4)
Net accretion of loan and deposit discounts and premiums	(3)	(3)
Increase in cash surrender value of bank-owned life insurance	(84)	(87)
Change in value of stock warrants	(56)	—
Change in:
Accrued interest receivable	269	(8)
Prepaid expenses and other assets	366	1,869
Accrued interest payable and other liabilities	(440)	1,301
Accrued expenses and other cashiers checks	743	(125)
Proceeds from sale of loans originated for sale	13,711	18,242
Loans originated for sale	(13,721)	(16,465)
Net cash provided by operating activities	4,585	8,026
Cash flows from investing activities:
Proceeds from redemption of FHLB Stock	21	—
Purchases of available-for-sale securities	(23,575)	(62,360)
Proceeds from sales, calls or maturities of available-for-sale securities	2,003	1,233
Principal payments on mortgage-backed securities	17,778	12,190
Proceeds from sales, calls or maturities of held-to-maturity securities	24	2,967
Origination of loans, net principal payments	21,444	7,694
Purchase of office properties and equipment	(384)	(144)
Proceeds from sale of other real estate owned	656	439
Net change in restricted cash	868	(9,893)
Net cash provided by (used in) investing activities	18,835	(47,874)
Cash flows from financing activities:
Proceeds from issuance of series B preferred stock, gross	—	32,460
Proceeds from issuance of common stock, gross	—	13,832
Proceeds from issuance of warrant, gross	—	1,007
Capital issuance costs	—	(5,042)
Net change in demand, money market and savings deposits	(16,214)	8,431
Net change in certificates of deposit	(13,253)	(15,846)
Net change in repurchase agreements	(10,581)	(21,469)
Retirement of treasury stock	(1)	—
Payment of preferred stock dividend	(338)	—
Net cash provided by (used in) financing activities	(40,387)	13,373
Net change in cash and cash equivalents	(16,967)	(26,475)
Cash and cash equivalents, beginning of period	66,938	107,199
Cash and cash equivalents, end of period	$49,971	$80,724
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,833	$1,655
Income taxes, net of tax refunds received	$—	$8
Noncash investing and financing activities:
Loans converted to other real estate owned	$394	$620
Accrual of preferred stock dividend	$—	$374
The accompanying notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp
Notes to Consolidated Financial Statements (Unaudited)

1. Basis of Presentation:
The foregoing unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2012. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented.
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
During the fourth quarter of 2012, IMCB identified a misstatement related to the elimination of cash deposited by the parent company with the subsidiary bank. The misstatement increased the unrestricted cash and deposit balances in the Consolidated Balance Sheet and the amount of cash received from financing activities reported in the Consolidated Statement of Cash Flows for the quarters ended March 31, June 30 and September 30, 2012. In accordance with the SEC Staff Accounting Bulletin (SAB) No. 99, "Materiality," and SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," management evaluated the materiality of the error from qualitative and quantitative perspectives and concluded that the error was immaterial to these prior interim periods. Consequently, the Consolidated Balance Sheet and Consolidated Statement of Cash Flows contained in this Report have been revised for the three months ended March 31, 2012. This change resulted in a corresponding decrease of $9.5 million from non-interest bearing and vault cash and deposit liabilities on the balance sheet and from cash flows from financing activities on the statement of cash flows. This change did not affect net income or shareholders' equity for any period.

2. Cash & Cash Equivalents:
The balances of the Company's cash and cash equivalents are as follows (in thousands):

	3/31/2013	12/31/2012
	Balance	Balance
Unrestricted interest-bearing cash and cash equivalents	$45,897	$53,403
Unrestricted non interest-bearing and vault cash	$4,074	$13,536
Restricted non-interest bearing cash	$12,279	$13,146
In March 2013 and December 31, 2012, unrestricted interest bearing cash was deposited at the Federal Reserve ("FRB") and Federal Home Loan Bank of Seattle ("FHLB"). Unrestricted non-interest bearing cash includes overnight cash deposited at several of the Company's correspondent banks and balances kept in the vaults of its various offices. At March 31, 2013 restricted non-interest bearing cash consisted of the following:

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

At December 31, 2012, restricted cash consisted of $1.1 million to meet FRB reserve requirements, $572,000 to secure interest swap transactions, $877,000 deposited in escrow for the payment of deferred interest on the Company's Trust II debenture and foreign currency exchange lines, $1.1 million to fund future tenant improvements at the Sandpoint Center, and $9.5 million as required by the intercompany agreement discussed above.

3. Investments:

The amortized cost and fair values of investments are as follows (in thousands):

	Available-for-Sale
	Amortized Cost	Cumulative Non-Credit OTTI (Losses) Recognized in OCI	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value/ Carrying Value
March 31, 2013
State and municipal securities	$64,063	$—	$3,039	$(252)	$66,850
Mortgage-backed securities - Agency Pass Throughs	69,212	—	2,109	(556)	70,765
Mortgage-backed securities - Agency CMO's	109,154	—	2,260	(247)	111,167
SBA Pools	25,293	—	519	(45)	25,767
Mortgage-backed securities - Non Agency CMO's (below investment grade)	8,719	(885)	592	(206)	8,220
	$276,441	$(885)	$8,519	$(1,306)	$282,769
December 31, 2012
State and municipal securities	$60,984	$—	$2,823	$(158)	$63,649
Mortgage-backed securities - Agency Pass Throughs	71,821	—	2,224	(652)	73,393
Mortgage-backed securities - Agency CMO's	110,683	—	2,209	(328)	112,564
SBA Pools	19,962	—	359	—	20,321
Mortgage-backed securities - Non Agency CMO's (below investment grade)	10,889	(1,661)	1,401	(387)	10,242
	$274,339	$(1,661)	$9,016	$(1,525)	$280,169
	Held-to-Maturity
	Carrying Value / Amortized Cost	Cumulative Non-Credit OTTI (Losses) Recognized in OCI	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2013
State and municipal securities	$14,795	$—	$1,496	$—	$16,291
December 31, 2012
State and municipal securities	$14,826	$—	$1,518	$—	$16,344

The following table summarizes the duration of Intermountain’s unrealized losses on available-for-sale and held-to-maturity securities as of the dates indicated (in thousands).

	Less Than 12 Months		12 Months or Longer		Total
March 31, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Residential mortgage-back securities	$55,301	$(464)	$19,367	$(545)	$74,668	$(1,009)
SBA Pools	4,487	(45)	—	—	4,487	(45)
State and municipal securities	11,494	(252)	—	—	11,494	(252)
Total	$71,282	$(761)	$19,367	$(545)	$90,649	$(1,306)

	Less Than 12 Months		12 Months or Longer		Total
December 31, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Residential mortgage-back securities	$57,180	$(785)	$11,408	$(582)	$68,588	$(1,367)
State and municipal securities	12,019	(158)	—	—	12,019	(158)
Total	$69,199	$(943)	$11,408	$(582)	$80,607	$(1,525)

At March 31, 2013, the amortized cost and fair value of available-for-sale and held-to-maturity debt securities, by contractual maturity, are as follows (in thousands):

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$—	$—	$508	$515
After one year through five years	3,580	3,734	1,839	1,956
After five years through ten years	12,145	11,988	10,941	12,049
After ten years	48,338	51,128	1,507	1,771
Subtotal	64,063	66,850	14,795	16,291
Mortgage-backed securities	187,085	190,152	—	—
SBA Pools	25,293	25,767	—	—
Total Securities	$276,441	$282,769	$14,795	$16,291

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Intermountain’s investment portfolios are managed to provide and maintain liquidity; to maintain a balance of high quality, diversified investments to minimize risk; to offset other asset portfolio elements in managing interest rate risk; to provide collateral for pledging; and to maximize returns. At March 31, 2013, the Company does not intend to sell any of its available-for-sale securities that have a loss position and it is not likely that it will be required to sell the available-for-sale securities before the anticipated recovery of their remaining amortized cost or maturity date. The unrealized losses on residential mortgage-backed securities without other-than-temporary impairment (“OTTI”) were considered by management to be temporary in nature.

The following table presents the OTTI losses for the three months ended March 31, 2013 and March 31, 2012:

	2013		2012
	Held To Maturity	Available For Sale	Held To Maturity	Available For Sale
Total other-than-temporary impairment losses	$—	$—	$—	$7
Portion of other-than-temporary impairment losses transferred from (recognized in) other comprehensive income (1)	—	42	—	264
Net impairment losses recognized in earnings (2)	$—	$42	$—	$271
_____________________________

(1)	Represents other-than-temporary impairment losses related to all other factors.

(2)	Represents other-than-temporary impairment losses related to credit losses.

The OTTI recognized on investment securities available for sale in 2013 relates to one non-agency collateralized mortgage obligation. Another security for which OTTI had been recognized in 2012 was sold in the first quarter of 2013. Each of these securities held various levels of credit subordination. These securities were valued by third-party pricing services using matrix or model pricing methodologies and were corroborated by broker indicative bids. We estimated the cash flows of the underlying collateral for each security considering credit, interest and prepayment risk models that incorporate management’s estimate of projected key assumptions including prepayment rates, collateral default rates and loss severity. Assumptions utilized vary from security to security, and are influenced by factors such as underlying loan interest rates, geographic location, borrower characteristics, vintage, and historical experience. We then used a third party to obtain information about the structure of each security, including subordination and other credit enhancements, in order to determine how the underlying collateral cash flows will be distributed to each security issued in the structure. These cash flows were then discounted at the interest rate equal to the yield anticipated at the time the security was purchased. We review the actual collateral performance of these securities on a quarterly basis and update the inputs as appropriate to determine the projected cash flows.

See Note 10 “Fair Value of Financial Instruments” for more information on the calculation of fair or carrying value for the investment securities.

4. Loans and Allowance for Loan Losses:
The components of loans receivable are as follows (in thousands):

	March 31, 2013
	Loans Receivable	%	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Commercial	$111,968	22.1%	$3,467	$108,501
Commercial real estate	183,796	36.3	4,979	178,817
Commercial construction	8,068	1.6	—	8,068
Land and land development loans	31,673	6.2	1,955	29,718
Agriculture	80,854	16.0	2,543	78,311
Multifamily	15,946	3.1	—	15,946
Residential real estate	57,645	11.4	2,339	55,306
Residential construction	1,318	0.3	—	1,318
Consumer	8,909	1.8	187	8,722
Municipal	6,151	1.2	—	6,151
Total loans receivable	506,328	100.0%	$15,470	$490,858
Allowance for loan losses	(7,678)
Deferred loan fees, net of direct origination costs	104
Loans receivable, net	$498,754
Weighted average interest rate	5.28%

	December 31, 2012
	Loans Receivable	%	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Commercial	$121,307	23.0%	$6,133	$115,174
Commercial real estate	186,844	35.4	3,373	183,471
Commercial construction	3,832	0.7	—	3,832
Land and land development loans	31,278	5.9	2,023	29,255
Agriculture	85,967	16.3	2,134	83,833
Multifamily	16,544	3.1	—	16,544
Residential real estate	60,020	11.3	2,362	57,658
Residential construction	940	0.2	—	940
Consumer	9,626	1.8	168	9,458
Municipal	12,267	2.3	—	12,267
Total loans receivable	528,625	100.0%	$16,193	$512,432
Allowance for loan losses	(7,943)
Deferred loan fees, net of direct origination costs	86
Loans receivable, net	$520,768
Weighted average interest rate	5.28%

The components of the allowance for loan loss by types are as follows (in thousands):

	March 31, 2013
	Total Allowance	Individually Evaluated Allowance	Collectively Evaluated Allowance
Commercial	$1,763	$210	$1,553
Commercial real estate	2,814	301	2,513
Commercial construction	217	—	217
Land and land development loans	1,210	142	1,068
Agriculture	241	10	231
Multifamily	55	—	55
Residential real estate	1,103	418	685
Residential construction	35	—	35
Consumer	206	114	92
Municipal	34	—	34
Total	$7,678	$1,195	$6,483

	December 31, 2012
	Total Allowance	Individually Evaluated Allowance	Collectively Evaluated Allowance
Commercial	$2,156	$628	$1,528
Commercial real estate	2,762	267	2,495
Commercial construction	101	—	101
Land and land development loans	1,197	114	1,083
Agriculture	228	10	218
Multifamily	51	—	51
Residential real estate	1,144	458	686
Residential construction	24	—	24
Consumer	202	87	115
Municipal	78	—	78
Total	$7,943	$1,564	$6,379

A summary of current, past due and nonaccrual loans as of March 31, 2013 is as follows, (in thousands):

	Current	30-89 Days Past Due	90 Days or More Past Due and Accruing	Nonaccrual	Total
Commercial	$110,275	$120	$—	$1,573	$111,968
Commercial real estate	180,809	93	—	2,894	183,796
Commercial construction	8,068	—	—	—	8,068
Land and land development loans	31,410	59	—	204	31,673
Agriculture	80,578	—	—	276	80,854
Multifamily	15,946	—	—	—	15,946
Residential real estate	57,081	378	—	186	57,645
Residential construction	1,318	—	—	—	1,318
Consumer	8,874	31	—	4	8,909
Municipal	6,151	—	—	—	6,151
Total	$500,510	$681	$—	$5,137	$506,328

A summary of current, past due and nonaccrual loans as of December 31, 2012 is as follows, (in thousands):

	Current	30-89 Days Past Due	90 Days or More Past Due and Accruing	Nonaccrual	Total
Commercial	$117,096	$169	$—	$4,042	$121,307
Commercial real estate	185,128	—	—	1,716	186,844
Commercial construction	3,832	—	—	—	3,832
Land and land development loans	31,032	—	—	246	31,278
Agriculture	85,835	34	—	98	85,967
Multifamily	16,544	—	—	—	16,544
Residential real estate	59,158	439	—	423	60,020
Residential construction	940	—	—	—	940
Consumer	9,577	45	—	4	9,626
Municipal	12,267	—	—	—	12,267
Total	$521,409	$687	$—	$6,529	$528,625

The following table provides a summary of Troubled Debt Restructurings ("TDR") outstanding at period end by performing status, (in thousands).

	March 31, 2013			December 31, 2012
Troubled Debt Restructurings	Nonaccrual	Accrual	Total	Nonaccrual	Accrual		Total
Commercial	$31	$527	$558	$1,900	$277		$2,177
Commercial real estate	2,658	953	3,611	1,463	956		2,419
Land and land development loans	117	1,319	1,436	—	1,327		1,327
Agriculture	—	1,688	1,688	—	291	.	291
Residential real estate	—	414	414	—	417		417
Consumer	—	120	120	—	88		88
Total	$2,806	$5,021	$7,827	$3,363	$3,356		$6,719

The Company's loans that were modified in the three month period ended March 31, 2013 and 2012 and considered a TDR are as follows (dollars in thousands):

	Three Months Ended March 31, 2013
	Number	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial	4	$263	$263
Land and land development loans	2	153	153
Agriculture	4	1,216	1,216
Consumer	1	90	90
	11	$1,722	$1,722

	Three Months Ended March 31, 2012
	Number	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial	1	$75	$75
Commercial real estate	1	100	100
Agriculture	1	110	110
	3	$285	$285

The balances below provide information as to how the loans were modified as TDRs during the three months ended March 31, 2013 and 2012, (in thousands).

	Three Months Ended March 31, 2013
	Adjusted Interest Rate Only	Other*
Commercial	$—	$263
Land and land development loans	36	117
Agriculture	852	364
Consumer	—	90
	$888	$834
(*) Other includes term or principal concessions or a combination of concessions, including interest rates.

	Three Months Ended March 31, 2012
	Adjusted Interest Rate Only	Other*
Commercial	$75	$—
Commercial real estate	—	100
Agriculture	110	—
	$185	$100
(*) Other includes term or principal concessions or a combination of concessions, including interest rates.

As of March 31, 2013, the Company had specific reserves of $477,000 on TDRs, and there were no TDRs in default.

The allowance for loan losses and reserve for unfunded commitments are maintained at levels considered adequate by management to provide for probable loan losses as of the reporting dates. The allowance for loan losses and reserve for unfunded commitments are based on management’s assessment of various factors affecting the loan portfolio, including problem loans, business conditions and loss experience, and an overall evaluation of the quality of the underlying collateral. Changes in the allowance for loan losses and the reserve for unfunded commitments during the three month periods ended March 31, 2013 and 2012 are as follows:

	Allowance for Loan Losses for the three months ended March 31, 2013
	Balance, Beginning of Quarter	Charge-Offs Jan 1 through Mar 31, 2013	Recoveries Jan 1 through Mar 31, 2013	Provision	Balance, End of Quarter
	(Dollars in thousands)
Commercial	$2,156	$(89)	$178	$(482)	$1,763
Commercial real estate	2,762	(566)	6	612	2,814
Commercial construction	101	—	2	114	217
Land and land development loans	1,197	(7)	15	5	1,210
Agriculture	228	—	19	(6)	241
Multifamily	51	—	—	4	55
Residential real estate	1,144	—	25	(66)	1,103
Residential construction	24	—	—	11	35
Consumer	202	(65)	38	31	206
Municipal	78	—	—	(44)	34
Allowance for loan losses	$7,943	$(727)	$283	$179	$7,678

	Allowance for Loan Losses for the three months ended March 31, 2012
	Balance, Beginning of Quarter	Charge-Offs Jan 1 through Mar 31, 2012	Recoveries Jan 1 through Mar 31, 2012	Provision	Balance, End of Quarter
	(Dollars in thousands)
Commercial	$2,817	$(679)	$37	$402	$2,577
Commercial real estate	4,880	(1,137)	85	125	3,953
Commercial construction	500	—	2	(28)	474
Land and land development loans	2,273	(473)	38	372	2,210
Agriculture	172	(31)	51	(54)	138
Multifamily	91	—	—	(14)	77
Residential real estate	1,566	(163)	54	118	1,575
Residential construction	59	—	7	(4)	62
Consumer	295	(127)	59	31	258
Municipal	37	—	—	11	48
Allowances for loan losses	$12,690	$(2,610)	$333	$959	$11,372

Allowance for Unfunded Commitments

	Three Months Ended March 31,
	2013	2012

Beginning of period	$15	$13
Adjustment	2	1
Allowance — Unfunded Commitments at end of period	$17	$14

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

The following tables summarize impaired loans:

	Impaired Loans
	March 31, 2013			December 31, 2012
	Recorded Investment	Principal Balance	Related Allowance	Recorded Investment	Principal Balance	Related Allowance
	(Dollars in thousands)
With an allowance recorded:
Commercial	$925	$1,535	$210	$1,796	$1,964	$628
Commercial real estate	1,343	1,378	301	1,315	1,486	267
Land and land development loans	1,617	1,645	142	1,601	1,627	114
Agriculture	14	14	10	31	31	10
Residential real estate	715	721	418	1,240	1,243	458
Consumer	146	148	114	138	140	87
Total	$4,760	$5,441	$1,195	$6,121	$6,491	$1,564
Without an allowance recorded:
Commercial	$2,542	$3,711	$—	$4,337	$6,273	$—
Commercial real estate	3,636	5,319	—	2,058	3,178	—
Land and land development loans	338	406	—	422	493	—
Agriculture	2,529	2,530	—	2,103	2,103	—
Residential real estate	1,624	1,710	—	1,122	1,254	—
Consumer	41	59	—	30	48	—
Total	$10,710	$13,735	$—	$10,072	$13,349	$—
Total:
Commercial	$3,467	$5,246	$210	$6,133	$8,237	$628
Commercial real estate	4,979	6,697	301	3,373	4,664	267
Land and land development loans	1,955	2,051	142	2,023	2,120	114
Agriculture	2,543	2,544	10	2,134	2,134	10
Residential real estate	2,339	2,431	418	2,362	2,497	458
Consumer	187	207	114	168	188	87
Total	$15,470	$19,176	$1,195	$16,193	$19,840	$1,564

	Impaired Loans
	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
	Average Recorded Investment	Interest Income Recognized (*)	Average Recorded Investment	Interest Income Recognized (*)
	(Dollars in thousands)
With an allowance recorded:
Commercial	$1,360	$115	$2,959	$81
Commercial real estate	1,329	25	6,267	113
Commercial construction	—	—	600	24
Land and land development loans	1,609	28	1,956	177
Agriculture	23	2	16	—
Residential real estate	978	15	1,878	42
Consumer	142	3	249	7
Municipal	—	—	—	—
Total	$5,441	$188	$13,925	$444
Without an allowance recorded:
Commercial	$3,439	$207	$6,017	$959
Commercial real estate	2,847	160	3,123	211
Commercial construction	—	—	148	5
Land and land development loans	380	22	2,906	224
Agriculture	2,316	111	2,380	125
Residential real estate	1,373	46	2,063	73
Consumer	36	1	36	4
Municipal	—	—	—	—
Total	$10,391	$547	$16,673	$1,601
Total:
Commercial	$4,799	$322	$8,976	$1,040
Commercial real estate	4,176	185	9,390	324
Commercial construction	—	—	748	29
Land and land development loans	1,989	50	4,862	401
Agriculture	2,339	113	2,396	125
Residential real estate	2,351	61	3,941	115
Consumer	178	4	285	11
Municipal	—	—	—	—
Total	$15,832	$735	$30,598	$2,045
(*) Interest Income on individually impaired loans is calculated using the cash-basis method, using year to date interest on loans outstanding at 3/31/13.

Loan Risk Factors

The following is a recap of the risk characteristics associated with each of the Company's major loan portfolio segments.

Commercial Loans: Although the impacts of the soft recovery continue to heighten risk in the commercial portfolio, management does not consider the portfolio to present “concentration risk” at this time. Management believes there is adequate diversification by type, industry, and geography to mitigate excessive risk. The commercial portfolio includes a mix of term loan facilities and operating loans and lines made to a variety of different business types in the markets it serves. The Company utilizes SBA, USDA and other government-assisted or guaranteed financing programs whenever advantageous to further mitigate risk in this area. With the exception of the agricultural portfolio discussed in more detail below, there is no other significant concentration of industry types in its loan portfolio, and no dominant employer or industry across all the markets it serves. Underwriting focuses on the evaluation of potential future cash flows to cover debt requirements, sufficient collateral margins to buffer against devaluations, credit history of the business and its principals, and additional support from willing and capable guarantors.

Commercial Real Estate Loans: The slow recovery and stagnant real estate values continue to heighten risk in the non-residential component of the commercial real estate portfolio. However, in comparison to its national peer group and the risk that existed in its construction and development portfolio, the Company has less overall exposure to commercial real estate and a stronger mix of owner-occupied (where the borrower occupies and operates in at least part of the building) versus non-owner occupied loans. The loans represented in this category are spread across the Company's footprint, and there are no significant concentrations by industry type or borrower. The most significant property types represented in the portfolio are office 19.7%, industrial 15.9%, health care 12.3% and retail 12.6%. The other 39.5% is a mix of property types with smaller concentrations, including religious facilities, auto-related properties, restaurants, convenience stores, storage units, motels and commercial investment land.

While 66.4% of the Company's commercial real estate portfolio is in its Northern Idaho/Eastern Washington region, this region is a large and diverse region with differing local economies and real estate markets. Given this diversity, and the diversity of property types and industries represented, management does not believe that this concentration represents a significant concentration risk.

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

Agricultural Loans: The agricultural portfolio represents a larger percentage of the loans in the Bank's southern Idaho region. At the end of the period, agricultural loans and agricultural real estate loans totaled $80.9 million or 16.0% of the total loan portfolio. The agricultural portfolio consists of loans secured by livestock, crops and real estate. Agriculture has typically been a cyclical industry with periods of both strong and weak performance. Current conditions are strong and are projected to remain solid for the next couple years, although rising input costs present some additional risk. To mitigate credit risk, specific underwriting is applied to retain only borrowers that have proven track records in the agricultural industry. Many of Intermountain's agricultural borrowers are third or fourth generation farmers and ranchers with limited real estate debt, which reduces overall debt coverage requirements and provides extra flexibility and collateral for equipment and operating borrowing needs. In addition, the Bank has hired senior lenders with significant experience in agricultural lending to administer these loans. Further mitigation is provided through frequent collateral inspections, adherence to farm operating budgets, and annual or more frequent review of financial performance. The Company has minimal exposure to the dairy industry, the significant agricultural segment that has been under extreme pressure for the past few years.

Multifamily: The multifamily segment comprises $15.9 million or 3.1% of the total loan portfolio at the end of the period. This portfolio represents relatively low risk for the Company, as a result of the strong current market for multifamily properties and low vacancy rates across the Company's footprint.

Residential Real Estate, Residential Construction and Consumer: Residential real estate, residential construction and consumer loans total $66.6 million or 13.2% of the total loan portfolio. Management does not believe they represent significant concentration risk. However, continuing soft employment conditions and loss of equity is putting pressure on some borrowers in this portfolio.

Municipal loans: Municipal loans comprise $6.2 million or 1.2% of the total loan portfolio. The small size of the portfolio and careful underwriting of the loans within it limit overall concentration risk in this segment.

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

Other measurements used to assess credit quality, including delinquency statistics, nonaccrual and OREO levels, net chargeoff activity, and classified asset trends, are updated and evaluated monthly.

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

Credit quality indicators by loan segment are summarized as follows:

	Loan Portfolio Credit Grades by Type March 31, 2013
	Satisfactory Grade 1-3	Internal Watch Grade 4	Special Mention Grade 5	Substandard Grade 6	Doubtful Grade 7	Total
	(Dollars in thousands)
Commercial	$80,084	$23,768	$649	$7,467	$—	$111,968
Commercial real estate	130,295	46,855	195	6,451	—	183,796
Commercial construction	7,787	281	—	—	—	8,068
Land and land development loans	16,472	13,851	—	1,350	—	31,673
Agriculture	64,301	12,374	1,887	2,292	—	80,854
Multifamily	2,440	8,725	—	4,781	—	15,946
Residential real estate	45,415	9,553	—	2,677	—	57,645
Residential construction	1,318	—	—	—	—	1,318
Consumer	8,079	548	5	277	—	8,909
Municipal	6,019	132	—	—	—	6,151
Loans receivable, net	$362,210	$116,087	$2,736	$25,295	$—	$506,328

	Loan Portfolio Credit Grades by Type December 31, 2012
	Satisfactory Grade 1-3	Internal Watch Grade 4	Special Mention Grade 5	Substandard Grade 6	Doubtful Grade 7	Total
	(Dollars in thousands)
Commercial	$90,520	$23,094	$—	$7,693	$—	$121,307
Commercial real estate	132,659	49,029	—	5,156	—	186,844
Commercial construction	3,794	38	—	—	—	3,832
Land and land development loans	15,869	13,894	—	1,515	—	31,278
Agriculture	69,445	14,379	—	2,143	—	85,967
Multifamily	2,465	8,961	—	5,118	—	16,544
Residential real estate	47,102	9,873	—	3,045	—	60,020
Residential construction	940	—	—	—	—	940
Consumer	8,529	835	—	262	—	9,626
Municipal	12,125	142	—	—	—	12,267
Loans receivable, net	$383,448	$120,245	$—	$24,932	$—	$528,625

A summary of non-performing assets and classified loans at the dates indicated is as follows:

	March 31, 2013	December 31, 2012
	(Dollars in thousands)
Loans past due in excess of 90 days and still accruing	$—	$—
Non-accrual loans	5,137	6,529
Total non-performing loans	5,137	6,529
Other real estate owned (“OREO”)	4,664	4,951
Total non-performing assets (“NPAs”)	$9,801	$11,480
Classified loans (1)	$25,295	$24,932
_____________________________

1)	Classified loan totals are inclusive of non-performing loans and may also include troubled debt restructured loans, depending on the grading of these restructured loans.

5. Other Real Estate Owned:

At the applicable foreclosure date, OREO is recorded at the fair value of the real estate, less the estimated costs to sell the real estate. The carrying value of OREO is regularly evaluated and, if necessary, the carrying value is reduced to net realizable value. The following table presents OREO for the periods presented:

	Three Months Ended
	March 31, 2013	March 31, 2012
	(Dollars in thousands)
Balance, beginning of period	$4,951	$6,650
Additions to OREO	394	620
Proceeds from sale of OREO	(655)	(438)
Valuation adjustments in the period (1)	(26)	20
Balance, end of period, March 31	$4,664	$6,852

(1)	Amount includes chargedowns and gains/losses on sale of OREO

For the periods indicated, OREO assets consisted of the following (in thousands):

	March 31, 2013		December 31, 2012
Single family residence	$—	—%	$79	1.6%
Developed residential lots	1,308	28.0%	1,308	26.4%
Commercial buildings	16	0.3%	—	—%
Raw land	3,340	71.7%	3,564	72.0%
Total OREO	$4,664	100.0%	$4,951	100.0%

The Company’s Special Assets Group continues to dispose of OREO properties through a combination of individual and bulk sales to investors.

6. Other Borrowings:
The components of other borrowings are as follows (in thousands):

	March 31, 2013	December 31, 2012
Term note payable (1)	$8,279	$8,279
Term note payable (2)	8,248	8,248
Total other borrowings	$16,527	$16,527
_____________________________

(1)
In January 2003, the Company issued $8.0 million of Trust Preferred securities through its subsidiary, Intermountain Statutory Trust I. The debt associated with these securities bears interest on a variable basis tied to the 90-day LIBOR (London Inter-Bank Offering Rate) index plus 3.25%, with interest only paid quarterly. The rate on this borrowing was 3.62% at March 31, 2013. The debt is callable by the Company quarterly and matures in March 2033. See Note A below.

(2)
In March 2004, the Company issued $8.0 million of Trust Preferred securities through its subsidiary, Intermountain Statutory Trust II. The debt associated with these securities bears interest on a variable basis tied to the 90-day LIBOR index plus 2.8%, with interest only paid quarterly. The rate on this borrowing was 3.26% at March 31, 2013. The debt is callable by the Company quarterly and matures in April 2034. During the third quarter of 2008, the Company entered into an interest rate swap contract with Pacific Coast Bankers Bank. The purpose of the $8.2 million notional value swap is to convert the variable rate payments made on our Trust Preferred I obligation to a series of fixed rate payments at 7.38% for five years, as a hedging strategy to help manage the Company’s interest-rate risk. See Note A below:

A)
Intermountain’s obligations under the debentures issued to the trusts referred to above constitute a full and unconditional guarantee by Intermountain of the Statutory Trusts’ obligations under the Trust Preferred Securities.

In accordance with ASC 810, Consolidation, the trusts are not consolidated and the debentures and related amounts are treated as debt of Intermountain.

7. Earnings Per Share:
The following table presents the basic and diluted earnings per share computations (numbers in thousands):

	Three Months Ended
	2013	2012
Numerator:
Net income - basic and diluted	$1,525	$801
Preferred stock dividend	458	466
Net income applicable to common stockholders	$1,067	$335
Denominator:
Weighted average shares outstanding - basic	6,442,988	4,427,831
Dilutive effect of common stock options, warrants, restricted stock awards	37,036	14,842
Weighted average shares outstanding — diluted	6,480,024	4,442,673
Earnings per share — basic and diluted:
Earnings per share — basic	$0.17	$0.08
Effect of dilutive common stock options, warrants, restricted stock awards	(0.01)	0.00
Earnings per share — diluted	$0.16	$0.08

All shares in the table above have been adjusted to reflect the impact of a 10-for-1 reverse stock split, effective, October 5, 2012.
At March 31, 2013 and March 31, 2012, there were 8,042 and 15,310 anti-dilutive common stock options, respectively, not included in diluted earnings per share.  At March 31, 2013, and March 31, 2012, there were 65,323 of anti-dilutive common stock warrants-Series A not included in diluted earnings per share.
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
Dividends on the Series A Preferred Stock will accrue and be paid quarterly at a rate of 5% per year for the first 5 years and thereafter at a rate of 9% per year. The dividend rate will increase to 9% in December 2013. The shares of Series A Preferred Stock have no stated maturity, do not have voting rights except in certain limited circumstances and are not subject to mandatory redemption or a sinking fund.
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
In May 2012, the Company successfully completed an $8.7 million Common Stock rights offering, including the purchase of unsubscribed shares by investors in the Company's January private placement. As a result of the raise, the Company, issued, on a reverse-split adjusted basis, 525,000 shares of Voting Common stock and 345,000 shares of Non-Voting Common Stock.

9. Income Taxes:

For the three month periods ended March 31, 2013 and March 31, 2012, respectively, the Company recorded no income tax provision. In both periods, the Company generated positive net income before income taxes, but recorded no provision as it offset current income against carryforward losses from prior years. The Company maintained a net deferred tax asset of $12.1 million and $12.3 million as of March 31, 2013 and December 31, 2012, net of a valuation allowance of $8.1 million and $8.5 million, respectively.
Intermountain uses an estimate of future earnings, future reversal of taxable temporary differences, and tax planning strategies to determine whether it is more likely than not that the benefit of the deferred tax asset will be realized. At March 31, 2013, Intermountain assessed whether it was more likely than not that it would realize the benefits of its deferred tax asset. Intermountain determined that the negative evidence associated with a three-year cumulative loss for the period ended December 31, 2011, and challenging economic conditions continued to outweigh the positive evidence. Therefore, Intermountain maintained the valuation allowance of $8.1 million against its deferred tax asset at March 31, 2013, as compared to an $8.5 million valuation allowance at the end of 2012. The Company analyzes the deferred tax asset on a quarterly basis and may increase the allowance or release a portion or all of this allowance depending on actual results and estimates of future profitability. Including the valuation allowance, Intermountain had a net deferred tax asset of $12.1 million as of March 31, 2013, compared to a net deferred tax asset of $12.3 million as of December 31, 2012. The decrease in the net deferred asset from December 31, 2012 is primarily due to decreases in the tax assets associated with the allowance for loan losses and OTTI adjustment, and an increase in the deferred liability associated with unrealized gains on investment securities.
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
Intermountain has performed an analysis of its uncertain tax positions and has not recorded any potential penalties, interest or additional tax in its financial statements as of March 31, 2013. If Intermountain did incur penalties or interest, they would be reported in the income tax provision. Intermountain’s tax positions for the years 2009 through 2012 remain subject to review by the Internal Revenue Service. Intermountain does not expect unrecognized tax benefits to significantly change within the next twelve months.

10. Fair Value of Financial Instruments:
Intermountain is required to disclose the estimated fair value of financial instruments, both assets and liabilities on and off the balance sheet, for which it is practicable to estimate fair value. These fair value estimates are made at March 31, 2013 based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price an asset could be sold at or the price a liability could be settled for. However, given there is no active market or observable market transactions for many of the Company's financial instruments, the Company has made estimates of many of these fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimated values.
The estimated fair value of the instruments as of March 31, 2013 and December 31, 2012 are as follows (in thousands):

	Fair Value Measurements of
		March 31, 2013		December 31, 2012
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash, cash equivalents, restricted cash and federal funds sold	1	$62,250	$62,250	$80,085	$80,085
Available-for-sale securities	2 & 3	282,769	282,769	280,169	280,169
Held-to-maturity securities	2	14,795	16,291	14,826	16,344
Loans held for sale	2	2,023	2,023	1,684	1,684
Loans receivable, net	3	498,754	512,394	520,768	536,003
Accrued interest receivable	2	4,051	4,051	4,320	4,320
BOLI	1	9,556	9,556	9,472	9,472
Other assets	2	2,028	2,028	2,024	2,024
Financial liabilities:
Deposit liabilities	3	719,467	711,718	748,934	751,808
Borrowings	3	86,684	84,031	97,265	94,673
Accrued interest payable	2	337	337	1,185	1,185
Unexercised warrants	3	772	772	828	828
Other liabilities	2	259	259	328	328
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
Securities
The fair values of securities, other than those categorized as level 3 described below, are based principally on market prices and dealer quotes. Certain fair values are estimated using pricing models or are based on comparisons to market prices of similar securities. Securities totaling $274.5 million classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtained fair value measurements from an independent pricing service and internally validated these measurements. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus, prepayment speeds, credit information and the bond’s terms and conditions, among other things.
The available for sale portfolio also includes $8.2 million in super senior or senior tranche collateralized mortgage obligations not backed by a government or other agency guarantee. These securities are valued using Level 3 inputs. These securities are collateralized by fixed rate prime or Alt A mortgages, are structured to provide credit support to the senior tranches, and are carefully analyzed and monitored by management. Because of disruptions in the current market for mortgage-backed securities and collateralized mortgage obligations, an active market did not exist for these securities at March 31, 2013. This is evidenced by a significant widening in the bid-ask spread for these types of securities and the limited volume of actual trades made. As a result, less reliance can be placed on easily observable market data, such as pricing on transactions involving similar types of securities, in determining their current fair value. As such, significant adjustments were required to determine the fair value at the March 31, 2013 measurement date.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present information about the Company’s assets measured at fair value on a recurring basis as of March 31, 2013, and December 31, 2012, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands).

Description	Total	Level 1	Level 2	Level 3
Balance, 3/31/2013
Available-for-Sale Securities:
State and municipal bonds	$66,850	$—	$66,850	$—
Residential mortgage backed securities and SBA Pools	215,919	—	207,699	8,220
Other Assets — Derivative	(221)	—	—	(221)
Total Assets Measured at Fair Value	$282,548	$—	$274,549	$7,999
Other Liabilities — Derivatives	$259	$—	$—	$259
Unexercised Warrants	772	—	—	772
Total Liabilities Measured at Fair Value	$1,031	$—	$—	$1,031

Balance, 12/31/2012
Available-for-Sale Securities:
State and municipal bonds	$63,649	$—	$63,649	$—
Residential mortgage backed securities and SBA Pools	216,519	—	206,277	10,242
Other Assets — Derivative	(245)	—	—	(245)
Total Assets Measured at Fair Value	$279,923	$—	$269,926	$9,997
Other Liabilities — Derivatives	$328	$—	$—	$328
Unexercised Warrants	828	—	—	828
Total Liabilities Measured at Fair Value	$1,156	$—	$—	$1,156

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs ( Level 3) Quarter to Date
	2013			2012
Description	Residential MBS	Derivatives (net)	Unexercised Warrants	Residential MBS	Derivatives (net)	Unexercised Warrants
January 1, Balance	$10,242	$(573)	(828)	$14,774	$(850)	$—
Total gains or losses (realized/unrealized):
Included in earnings	(1)	93	56	(271)	(473)	—
Included in other comprehensive income	181	—	—	244	571	—
Principal Payments	(340)	—	—	(629)	—	—
Sales of Securities	(1,862)	—	—	—	—	(1,007)
Transfers in and /or out of Level 3	—	—	—	—	—	—
March 31, Balance	$8,220	$(480)	$(772)	$14,118	$(752)	$(1,007)

The following tables present additional quantitative information about assets and liabilities measured at fair value on a recurring basis and for which the company has utilized Level 3 inputs to determine fair value, as of March 31, 2013:

	Valuation Techniques	Unobservable Input	Range of Inputs
Residential mortgage-backed securities	Discounted cash flow and consensus pricing	Prepayment	8.98% to 36.06% CPR (1)
		Default rates	(0.15)% to 15.88% CDR (2)
		Loss severities	0% to 100.03%
Interest Rate Derivatives	Discounted cash flow modeling and market indications	Cash flows of underlying instruments	Various payment mismatches based on characteristics of underlying loans
		Swap rates	0.50% to 1.00%
		LIBOR rates	0.25% to 0.75%
Unexercised Warrants	Warrant valuation models	Estimated underlying stock price volatility	60% to 100%
		Duration	1.75 to 2.5 years
		Risk-free rate	0.20% to 0.85%

(1) CPR: Constant prepayment rate
(2) CDR: Constant default rate

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Intermountain may be required, from time to time, to measure certain other financial assets at fair value on a non-recurring basis. The following table presents the carrying value for these financial assets as of dates indicated (in thousands):

Description	Total	Level 1	Level 2	Level 3
Balance, 3/31/2013
Loans(1)	$14,275	$—	$—	$14,275
OREO	4,664	—	—	4,664
Total Assets Measured at Fair Value	$18,939	$—	$—	$18,939
Balance, 12/31/2012
Loans(1)	$14,629	$—	$—	$14,629
OREO	4,951	—	—	4,951
Total Assets Measured at Fair Value	$19,580	$—	$—	$19,580
_____________________________

(1)	Represents impaired loans, net of allowance for loan loss, which are included in loans.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the company has utilized Level 3 inputs to determine fair value at March 31, 2013:

	Valuation Techniques	Unobservable Input	Range of Inputs
Impaired Loans	Discounted cash flows and appraisal of collateral	Amount and timing of cash flows	No payment deferral to indefinite payment deferral
		Discount Rate	4% to 9%
		Appraisal adjustments	10% to 35%
		Liquidation Expenses	10% to 15%
OREO	Appraisal of collateral	Appraisal adjustments	10% to 35%
		Liquidation Expenses	10% to 15%

Impaired Loans
Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for impaired loans when establishing the allowance for credit losses. Such amounts are generally based on either the estimated fair value of the cash flows to be received or the fair value of the underlying collateral supporting the loan less selling costs. Real estate collateral on these loans and the Company’s OREO is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace. Management reviews these valuations and makes additional valuation adjustments, as necessary, including subtracting estimated costs of liquidating the collateral or selling the OREO. If the value of the impaired loan is determined to be less than the recorded investment in the loans, the impairment is recognized and the carrying value of the loan is adjusted to fair value through the allowance for loan and lease losses. The carrying value of loans fully charged off is zero. The related nonrecurring fair value measurement adjustments have generally been classified as Level 3 because of the significant assumptions required in estimating future cash flows on these loans, and the rapidly changing and uncertain collateral values underlying the loans. Volatility and the lack of relevant and current sales data in the Company’s market areas for various types of collateral create additional uncertainties and require the use of multiple sources and management judgment to make adjustments. Loans subject to nonrecurring fair value measurement were $14.3 million at March 31, 2013 all of which were classified as Level 3.
OREO
OREO represents real estate which the Company has taken control of in partial or full satisfaction of loans. At the time of foreclosure, OREO is recorded at the lower of the carrying amount of the loan or fair value less estimated costs to sell, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan and lease losses. After foreclosure, management periodically performs valuations such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell. Fair value adjustments on other real estate owned are recognized within net loss on real estate owned as a component of non-interest expense. Fair value is determined from external appraisals and other valuations using judgments and estimates of external professionals. Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3. The Company’s OREO at March 31, 2013 totaled $4.7 million, all of which was classified as Level 3.

11. New Accounting Pronouncements:
In January 2013, the FASB issued ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. ASU No. 2013-01 clarifies that ASU No. 2011-11 applies only to derivatives, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. The amendments are effective for annual and interim reporting periods beginning on or after January 1, 2013. The adoption of ASU No. 2013-01 did not have a material impact on the Company's consolidated financial statements.
In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU No. 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income. The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2012. The adoption of ASU No. 2013-02 did not have a material impact on the Company's consolidated financial statements.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This report contains forward-looking statements. For a discussion about such statements, including the risks and uncertainties inherent therein, see “Forward-Looking Statements.” Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes presented elsewhere in this report and in Intermountain’s Form 10-K for the year ended December 31, 2012.

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
Since opening in 1981, the Bank has continued to grow by opening additional branch offices throughout Idaho and has also expanded into the states of Oregon and Washington. Intermountain also operates Trust and Investment Services divisions, which provide investment, insurance, wealth management and trust services to its clients.
The national economic recession and continuing soft local markets have slowed the Company’s growth over the past several years. In response, Company management shifted its priorities to improving asset quality, raising additional capital, maintaining a conservative balance sheet and improving the efficiency of its operations. After achieving most of its objectives in these areas, management is now pursuing prudent growth opportunities in its market areas.
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

•
Offsetting regulatory pressures on current non-interest income streams by expanding its trust, investment and insurance sales, and pursuing opportunities to diversify into new fee-based programs serving both its existing clientele and new potential markets.

In further pursuit of these goals, the Company successfully completed two capital raises in 2012, raising a net total of $50.3 million. The completion of these offerings allows the Company additional flexibility to pursue the above goals. In addition, management believes that disruption and consolidation in the market may lead to other opportunities as well, either through direct acquisition of other banks or by capitalizing on opportunities created by market disruption to attract strong new employees and customers.

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
Management believes the allowance for loan losses was adequate at March 31, 2013. While management uses available information to provide for loan losses, the ultimate collectability of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions and other relevant factors. A slowdown in economic activity could adversely affect cash flows for both commercial and individual borrowers, as a result of which the Company could experience increases in nonperforming assets, delinquencies and losses on loans. The allowance requires considerable judgment on the part of management, and material changes in the allowance can have a significant impact on the Company's financial position and results of operations.
Fair Value Measurements. ASC 820 “Fair Value Measurements” establishes a standard framework for measuring fair value in GAAP, clarifies the definition of “fair value” within that framework, and expands disclosures about the use of fair value measurements. A number of valuation techniques are used to determine the fair value of assets and liabilities in Intermountain’s financial statements. These include quoted market prices for securities, interest rate swap valuations based upon the modeling of termination values adjusted for credit spreads with counterparties, and appraisals of real estate from independent licensed appraisers, among other valuation techniques. Fair value measurements for assets and liabilities where there exists limited or no observable market data are based primarily upon estimates, and are often calculated based on the economic and competitive environment, the characteristics of the asset or liability and other factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. Additionally, there are inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values. Significant changes in the aggregate fair value of assets and liabilities required to be measured at fair value or for impairment will be recognized in the income statement under the framework established by GAAP. If impairment is determined, it could limit the ability of Intermountain’s banking subsidiaries to pay dividends or make other payments to the Holding Company. See Note 10 to the Consolidated Financial Statements for more information on fair value measurements.
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
At March 31, 2013, Intermountain assessed whether it was more likely than not that it would realize the benefits of its deferred tax asset. Intermountain determined that the negative evidence associated with a three-year cumulative loss for the period ended December 31, 2011, and challenging economic conditions continued to outweigh the positive evidence. Therefore, Intermountain maintained a valuation allowance of $8.1 million against its deferred tax asset. The company analyzes the deferred tax asset on a quarterly basis and may recapture a portion or all of this allowance depending on future profitability. Including the valuation allowance, Intermountain had a net deferred tax asset of $12.1 million as of March 31, 2013, compared to a net deferred tax asset of $12.3 million as of December 31, 2012.
The completion of the capital raise noted in the "Business Strategy & Opportunities" section above triggered Internal Revenue Code Section 382 limitations on the amount of tax benefit from net operating loss carryforwards that the Company can claim annually. The effect of this limitation is currently being evaluated and is influenced by the level of market interest rates and the fair value of the Company's balance sheet at the time the offering was completed. This could impact the amount and timing of the release of the valuation allowance. The evaluation of this impact is currently in process and will likely not be known until the Company's final 2012 tax position is determined later in 2013. See Note 9 to the Consolidated Financial Statements for more information.
Note 12, “New Accounting Pronouncements” in the Notes to the Consolidated Financial Statements, discusses new accounting pronouncements adopted by Intermountain and the expected impact of accounting pronouncements recently issued or proposed, but not yet required to be adopted.

Results of Operations
Overview. Intermountain recorded net income applicable to common stockholders of $1.1 million, or $0.16 per diluted share for the three months ended March 31, 2013, compared with net income of $335,000, or $0.08 per diluted share for the three months ended March 31, 2012. All earnings per share numbers reflect the impact of the 10-for 1 reverse stock split completed in October 2012. The improvement in net income for the period indicated over the comparable period last year largely reflected a significant decrease in the loan loss provision, which offset a decrease in net interest income. Also contributing to the improvement in earnings was an increase in other income and decrease in other expenses.
The annualized return on average assets (“ROAA”) was 0.65% for the three months ended March 31, 2013, as compared to 0.34% in the same period last year, and the annualized return on average common equity (“ROAE”) was 4.88% in 2013 and 3.23% in 2012, respectively.

Net Interest Income. The most significant component of earnings for the Company is net interest income, which is the difference between interest income from the Company’s loan and investment portfolios, and interest expense on deposits, repurchase agreements and other borrowings. During the three months ended March 31, 2013 and March 31, 2012, net interest income was $7.3 million and $7.6 million, respectively. The decrease in net interest income from last year reflects lower interest income on both loans and investments resulting primarily from declines in rates earned on these assets. Very low market rates and intense competition for strong borrowers continue to pressure both the Company's and its competitors' loan yields. Investment portfolio yields are also down, reflecting the impacts of Federal Reserve purchases of mortgage-backed securities and strong general demand for fixed income securities. Interest expense on deposits continued to decrease as deposit rates declined in response to lower market rates, and CD volumes continued to contract. The decrease in interest expense on other borrowings from the same three-month period last year reflected both lower average borrowing volumes and lower rates paid.
Average interest-earning assets increased by 0.9% to $856.1 million for the three months ended March 31, 2013 compared to $848.3 million for the three months ended March 31, 2012. Average loans increased $12.4 million during this period, offset partially by a $4.7 million decrease in average investments and cash. Higher loan volumes reflect modestly stronger local market conditions and marketing efforts by Company lending staff.
Average interest-bearing liabilities decreased by 2.3% or $18.9 million for the three month period ended March 31, 2013 compared to March 31, 2012. Average deposit balances decreased $1.1 million, or 0.15%, average Federal Home Loan Bank ("FHLB") advances decreased $25.0 million, or 86.2%, and average other borrowings increased $7.2 million, or 8.3%. The decrease in FHLB advances reflected management’s focus on lowering interest expense and reducing higher rate or non-relationship funding. The increase in other borrowings reflected stronger repurchase demand by the Company's municipal customers.
The net interest margin was 3.44% for the three months ended March 31, 2013 as compared to 3.56% in the comparable period of 2012. Decreases in the average yields on both loans and investments more than offset lower borrowing costs.
The Company continues to operate in an unprecedented low rate environment, in which the Fed Funds target rate is less than 0.25%, the 10-year US Treasury yield is ranging between 1.5% and 1.8%, and the Federal Reserve has begun purchasing mortgage assets again. These market rate conditions, along with strong competition for quality borrowers and high prepayment speeds on mortgage-backed investments, continue to have a very significant negative impact on asset yields and the interest revenue generated from earning assets. Management has been working diligently to redeploy cash assets into higher yielding loans and investments, and in particular is now focused on more rapid expansion of the loan portfolio to offset some of the pressure on yields. The Company also continues to focus on lowering its overall cost of funds, while maintaining transaction deposit balances from core relationship customers. The cost on interest-bearing liabilities dropped from 0.72% for the first three months of 2012 to 0.49% for the same period in 2013. Management believes that some opportunities still remain to further lower funding costs. However, given the already low level of market rates and the Company’s cost of funds, any future gains are likely to be less than those already experienced.
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
The provision for losses on loans totaled $179,000 for the three months ended March 31, 2013, compared to a provision of $959,000 for the comparable period last year. Lower provision costs reflect continued improvements in the quality of the Company's loan portfolio. To reference the summary of provision and loan loss allowance activity for the periods indicated see Note 4 to the Consolidated Financial Statements, "Loans and Allowance for Loan Losses."

Net chargeoffs dramatically declined to $444,000 in the first three months of 2013, compared to $2.3 million in the first three months of 2012. In general, portfolio losses are no longer concentrated in any particular industry or loan type, as prior efforts to reduce exposure in construction, land development and commercial real estate loans have decreased the exposure in these segments considerably. The Company continues to resolve or liquidate its problem loans aggressively, particularly those with higher loss exposures, and now believes that the risk of future large losses is significantly reduced. The loan loss allowance to total loans ratio was 1.52% at March 31, 2013, compared to 2.25% at March 31, 2012 as the company charged off loans against the higher reserve previously established to accommodate potential loss exposure in the portfolio. At the end of the March 2013, the allowance for loan losses totaled 149.5% of non-performing loans compared to 142.2% at March 31, 2012. The increase in this coverage ratio reflects the reduction of non-performing loans over the prior period.

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

General trending information with respect to non-performing loans, non-performing assets, and other key portfolio metrics is as follows (dollars in thousands):

Credit Quality Trending

	March 31, 2013	December 31, 2012	September 30, 2012	March 31, 2012
	(Dollars in thousands)
Total non-performing loans (“NPLs”)	$5,137	$6,529	$5,636	$8,000
OREO	4,664	4,951	5,636	6,852
Total non-performing assets (“NPAs”)	$9,801	$11,480	$11,272	$14,852
Classified loans (1)	$25,295	$24,933	$32,748	$49,511
Troubled debt restructured loans (2)	$7,827	$6,719	$3,487	$7,077
Total allowance related to non-accrual loans	$86	$536	$401	$305
Interest income recorded on non-accrual loans (3)	$85	$424	$195	$63
Non-accrual loans as a percentage of net loans receivable	1.03%	1.25%	1.12%	1.62%
Total non-performing loans as a % of net loans receivable	1.03%	1.25%	1.12%	1.62%
Allowance for loan losses (“ALLL”) as a percentage of non-performing loans	149.5%	121.7%	161.3%	142.2%
Total NPAs as a % of total assets (4)	1.05%	1.18%	1.18%	1.56%
Total NPAs as a % of tangible capital + ALLL (“Texas Ratio”) (4)	7.93%	9.39%	9.20%	13.01%
Loan delinquency ratio (30 days and over)	0.14%	0.13%	0.21%	0.19%
_____________________________

(1)	Classified loan totals are inclusive of non-performing loans and may also include troubled debt restructured loans, depending on the grading of these restructured loans.

(2)	Includes accruing restructured loans of $5.0 million and non-accruing restructured loans of $2.8 million. No other funds are available for disbursement on restructured loans.

(3)	Interest income on non-accrual loans based on year-to-date interest totals

(4)	NPAs include both nonperforming loans and OREO
The decrease in NPLs from year end reflects continued loan resolution activity. The Company’s special assets team continues to migrate loans through the collections process and has made rapid progress in reducing classified and non-accrual loans in the past couple years through multiple management strategies, including borrower workouts, individual asset sales to local and regional investors, and a limited number of bulk sales and auctions of like properties. The Company continues to monitor its non-accrual loans closely and revalue the collateral on a periodic basis. This re-evaluation may create the need for additional write-downs or additional loss reserves on these assets. Loan delinquencies (30 days or more past due) were down to 0.14% from 0.19% at March 31, 2012, and continue at very low levels.
The following tables summarize NPAs by type and geographic region, and provides trending information over the past year:

Nonperforming Asset Trending By Category

	3/31/2013	12/31/2012	3/31/2012
	(Dollars in thousands)
Commercial loans	$1,573	$4,042	$4,040
Commercial real estate loans	2,910	1,716	1,252
Commercial construction loans	—	—	43
Land and land development loans	4,852	5,118	8,262
Agriculture loans	276	98	123
Residential real estate loans	186	502	1,106
Residential construction loans	—	—	2
Consumer loans	4	4	24
Total NPAs by Categories	$9,801	$11,480	$14,852

Land development assets continue to represent the highest segment of non-performing assets, and primarily reflect one large $4.6 million OREO property. The totals for the other segments are relatively small and have largely declined since last year. The geographic breakout of NPAs reflects the OREO property noted above, the stronger market presence the Company holds in Northern Idaho and Eastern Washington, and aggressive reductions in non-performing assets in the greater Boise and Magic Valley markets through property sales and loan writedowns. The overall level of NPAs remains below the average of the Company’s peer group.
At March 31, 2013 and December 31, 2012 classified loans (loans with risk grades 6, 7 or 8) by loan type are as follows:

	March 31, 2013		December 31, 2012
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial loans	$7,467	29.5%	$7,693	30.9%
Commercial real estate loans	6,451	25.5	5,156	20.7
Land and land development loans	1,350	5.3	1,515	6.1
Agriculture loans	2,292	9.1	2,143	8.6
Multifamily loans	4,781	18.9	5,118	20.5
Residential real estate loans	2,677	10.6	3,045	12.2
Consumer loans	277	1.1	262	1.0
Total classified loans	$25,295	100.0%	$24,932	100.0%

Classified loans are loans for which management believes it may experience some problems in obtaining repayment under the contractual terms of the loan, and are inclusive of the Company’s non-accrual loans. However, categorizing a loan as classified does not necessarily mean that the Company will experience any or significant loss of expected principal or interest.
Classified loans increased modestly from December 31, 2012, largely as the result of adding one larger credit which the Company anticipates resolving in the second quarter of 2013.
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
Local economies are still soft and conditions remain volatile, as various world and national events impact local confidence and business investment. Within the local economies, there are relatively wide variations in the strength of different industry segments. Agriculture, manufacturing, technology, health-care and mining businesses are strong and improving, offset by continued weakness in the government and retail sectors. Full recovery in the region is likely to occur slowly and over a multi-year period. As such, management believes that classified loans will likely remain elevated through the remainder of 2013, but at levels lower than those experienced in recent periods. In addition, as noted above, loss exposure from these loans appears to have decreased significantly, and should continue to be lower than the heavy losses experienced in 2009 and 2010. Given market volatility and future uncertainties, as with all forward-looking statements, management cannot assure nor guarantee the accuracy of these future forecasts.
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
     Other Income.
The following table details dollar amount and percentage changes of certain categories of other income for the three month periods ended March 31, 2013 and March 31, 2012.

Other Income - Three Months Ended	March 31, 2013	March 31, 2012	Change	Percent Change
	(Dollars in thousands)
Fees and service charges	$1,675	$1,602	$73	5%
Loan related fee income	567	605	(38)	(6)%
Net gain on sale of securities	40	585	(545)	(93)%
Net gain (loss) on sale of other assets	4	4	—	—%
Other-than-temporary credit impairment on investment securities	(42)	(271)	229	(85)%
BOLI income	84	87	(3)	(3)%
Hedge Fair Value Adjustment	67	(384)	451	(100)%
Unexercised Warrant Liability Fair Value	56	—	56	(100)%
Other income	113	208	(95)	(46)%
Total	$2,564	$2,436	$128	5%

Total other income was $2.6 million and $2.4 million for the three months ended March 31, 2013 and March 31, 2012, respectively. For the comparable periods, positive fair value adjustments on hedges and warrant liabilities and lower credit impairment on impaired investment securities offset reductions in the gain on sale of securities and other income.
Fees and service charges earned on deposit, trust and investment accounts continue to be the Company’s primary sources of other income. Fees and service charges in the first three months of 2013 increased by $73,000 from the comparable 2012 period as changes in the Company's deposit account pricing and increased investment service income offset reductions in overdraft fee income.
Loan related fee income was down from the same period last year, as a result of slightly weaker mortgage refinance and purchase activity. Low mortgage rates, government programs and modest improvements in the housing market continue to drive higher levels of activity in this area.
The Company recognized a $40,000 gain on the sale of one security during the quarter, which offset an additional credit impairment on the one remaining security that the Company holds that is classified as other than temporarily impaired ("OTTI"). The Company also recorded a positive $67,000 fair value adjustment related to a cash flow hedge on one of the Company's trust preferred obligations. The negative $385,000 adjustment in 2012 resulted from the loss of hedge effectiveness on the instrument and is being recovered as the hedge reaches maturity later in 2013. The Company also recognized a positive $56,000 fair value adjustment taken on the Company's unexercised warrant liability. This liability was created by the issuance of three-year warrants for 1,700,000 shares, and on a reverse-split adjusted basis, 170,000 shares, to investors as part of the Company's January 2012 capital raise and must be fair-valued every quarter. As such, there are likely to be fluctuating adjustments in future periods.
BOLI income was down slightly from the prior year as yields declined modestly and the Company did not purchase or liquidate BOLI assets. Other non-interest income totaled $113,000 for the three-month period, compared to $212,000 for the comparable prior period. The reductions reflect continued decreases in the Company's secured card contract as this contract terminated in the first quarter of 2013. The Company is seeking to replace the lost income from this contract with other card or payment-based initiatives.
     Operating Expenses.
The following table details dollar amount and percentage changes of certain categories of other expense for the three months ended March 31, 2013 and March 31, 2012.

Other Expense - Three Months Ended	March 31, 2013	March 31, 2012	Change	Percent Change
	(Dollars in thousands)
Salaries and employee benefits	$4,175	4,136	39	1%
Occupancy expense	1,524	1,684	(160)	(10)%
Advertising	114	112	2	2%
Fees and service charges	617	622	(5)	(1)%
Printing, postage and supplies	217	300	(83)	(28)%
Legal and accounting	340	350	(10)	(3)%
FDIC assessment	186	313	(127)	(41)%
OREO operations(1)	111	104	7	7%
Other expense	894	677	217	32%
Total	$8,178	8,298	(120)	(1)%

(1)	Amount includes chargedowns and gains and losses on sale of OREO
Operating expense for the first quarter of 2013 totaled $8.2 million, down $120,000, or 1.0% from the quarter ended March 31, 2012. Lower occupancy, printing, postage and FDIC assessment expense offset an increase in operating losses to produce the improvement.
At $4.2 million, compensation and benefits expense increased modestly from the same period in 2012. After large staff reductions in prior years, staffing levels stabilized over the past year, and the compensation increase reflects higher commission and bonus income. Although the Company has largely completed its staff restructuring efforts, it continues to evaluate opportunities to improve staff efficiency while positioning itself for balance sheet growth.
Occupancy expenses decreased $160,000 from the prior three-month period, reflecting lower depreciation, software and rent expense. The Company continues to review asset and software purchases carefully, re-negotiate contracts, and is in the process of converting its core data processing system, which it anticipates will result in significant savings in future years.
Advertising expense, fees and service charges and OREO expenses were relatively flat from the prior period, while reductions in mailed statements and leased printing equipment have lowered printing and postage expenses. Legal and accounting fees decreased modestly over last year and the Company expects additional reductions in this area in future quarters.
FDIC expenses decreased $127,000 over the same three-month period last year as a result of changes in the FDIC assessment formula and lower asset balances than in the prior year.
Other expenses increased $217,000 from the same period in 2012, primarily as a result of increased operational losses relating to one electronic banking fraud incident and the settlement of claims for losses incurred on several mortgage loans that had been sold several years ago. The increase in operating losses offset decreases in insurance, armored car and telecommunications expense.
Annualized operating expense as a percentage of average assets was 3.48% and 3.53% for the three-month periods ending March 31, 2013 and March 31, 2012, respectively. The Company’s efficiency ratio (noninterest expense divided by the sum of net interest income and noninterest income) was 82.8% for the three months ended March 31, 2013, compared to 82.5% for the comparable period one year ago. With economic conditions likely to remain challenging in the near future, the Company continues to develop and implement additional efficiency and cost-cutting efforts. Management anticipates that as it completes its current initiatives, the efficiency and expense ratios will continue to improve.
     Income Tax Provision.
The Company did not record an income tax provision for either of the three month periods ended March 31, 2013 and March 31, 2012, respectively, as it offset taxable income with net operating losses that it has carried forward from prior years. The effective tax rates were 0.0%, and 0.0% for each of these periods. Intermountain maintained a net deferred tax asset of $12.1 million and $12.3 million as of March 31, 2013 and December 31, 2012, net of a valuation allowance of $8.1 and 8.5 million in each period, respectively.
Intermountain uses an estimate of future earnings, future reversal of taxable temporary differences, and tax planning strategies to determine whether it is more likely than not that the benefit of the deferred tax asset will be realized. At March 31, 2013, Intermountain assessed whether it was more likely than not that it would realize the benefits of its deferred tax asset. Intermountain determined that the negative evidence associated with a three-year cumulative loss for the period ended December 31, 2011, and challenging economic conditions continued to outweigh the positive evidence. Therefore, Intermountain maintained the valuation allowance of $8.1 million against its deferred tax asset at March 31, 2013. The Company analyzes the deferred tax asset on a quarterly basis and may increase the allowance or release a portion or all of this allowance depending on actual results and estimates of future profitability. The decrease in the net deferred asset from December 31, 2012 is primarily due to decreases in the tax assets associated with the allowance for loan losses and OTTI adjustment, and an increase in the deferred liability associated with unrealized gains on investment securities.
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

Financial Position
Assets. At March 31, 2013, Intermountain’s assets were $933.9 million, down $38.2 million from $972.1 million at December 31, 2012. The decrease in assets reflected seasonal reductions in loan balances and cash used to reduce various liabilities, including deposit and repurchase agreement balances.
Investments. Intermountain’s investment portfolio at March 31, 2013 was $299.8 million, an increase of $2.5 million, or 0.9% from the December 31, 2012 balance of $297.3 million. The increase was primarily due to the purchase of additional securities, which offset continued high prepayments on the Company's mortgage-backed securities holdings. Management remains cautious about the volatile investment environment and continues to maintain relatively short portfolio duration. As of March 31, 2013, the balance of the unrealized gain on investment securities, net of federal income taxes, was $3.8 million, compared to an unrealized gain at December 31, 2012 of $3.5 million. The increase reflected reductions in market interest rates that increased the value of the Company's existing securities portfolio.
The Company currently holds one residential MBS, with a current face value totaling $5.8 million that are determined to have other than temporary impairments (“OTTI”), as detailed in the table below (dollars in thousands):

	Principal	Fair	Unrealized	Cumulative OTTI Credit Loss Recorded in	Cumulative OTTI Impairment Loss Recorded in
	Balance	Value	(Loss) Gain	Income	OCI
Security 1	5,862	4,721	480	(880)	(885)

As indicated in the table above, impairment for this security totals $1.8 million, of which $885,000 has been recorded as credit loss impairment in income and the remainder in other comprehensive income. The Company recorded additional credit loss impairment for this security in the first quarter of 2013 of $42,000. At this time, the Company anticipates holding the security until its value is recovered or until maturity, and will continue to adjust its net income (loss) and other comprehensive income (loss) to reflect potential future credit loss impairments and the security’s market value. The Company calculated the credit loss charges against earnings each quarter by subtracting the estimated present value of future cash flows on the securities from their amortized cost less the total of previous credit loss impairment at the end of each period. The Company sold the only other security for which OTTI had been recognized in the first quarter of 2013, recognizing a $40,000 gain on the sale.
Loans Receivable. At March 31, 2013 net loans receivable totaled $498.8 million, down $22.0 million from $520.8 million at December 31, 2012.
The following table sets forth the composition of Intermountain’s loan portfolio at the dates indicated. Loan balances exclude deferred loan origination costs and fees and allowances for loan losses.

	March 31, 2013		December 31, 2012
	Amount	%	Amount	%
	(Dollars in thousands)
Commercial loans	111,968	22.1	$121,307	23.0
Commercial real estate loans	183,796	36.3	186,844	35.4
Commercial construction loans	8,068	1.6	3,832	0.7
Land and land development loans	31,673	6.2	31,278	5.9
Agriculture loans	80,854	16.0	85,967	16.3
Multifamily loans	15,946	3.1	16,544	3.1
Residential real estate loans	57,645	11.4	60,020	11.3
Residential construction loans	1,318	0.3	940	0.2
Consumer loans	8,909	1.8	9,626	1.8
Municipal loans	6,151	1.2	12,267	2.3
Total loans	506,328	100.0	528,625	100.0
Allowance for loan losses	(7,678)		(7,943)
Deferred loan fees, net of direct origination costs	104		86
Loans receivable, net	498,754		$520,768
Weighted average interest rate	5.28%		5.28%

The reductions in agricultural and commercial loans largely reflected seasonal factors as activity in these areas slows in the winter months. The reduction in municipal loans resulted from the payoff of a larger municipal construction loan as the project was completed. Most other loan categories were relatively stable from year end.

The commercial portfolio is diversified by industry with a variety of small business customers that have held up relatively well during this economic downturn. As soft economic conditions continue, however, the Company continues to experience some stress in this portfolio. Most of the commercial credits are smaller, however, and Intermountain carries a higher proportion of SBA and USDA guaranteed loans than many of its peers, reducing the overall risk in this portfolio. Commercial customers continue to watch economic conditions very closely, but have recently shown more optimism and stronger borrowing demand. Quality commercial borrowers are highly sought after, resulting in keen competition and competitive pricing for these customers.

The commercial real estate portfolio is also well-diversified and consists of a mix of owner and non-owner occupied properties, with relatively few true non-owner-occupied investment properties. The Company has lower concentrations in this segment than most of its peers, and has underwritten these properties cautiously. In particular, it has limited exposure to speculative investment office buildings and retail strip malls, two of the higher risk segments in this category. This portfolio continues to perform well with relatively low delinquency and loss rates. The Company believes it has some opportunity to increase prudent lending in this area, but again competition is keen for these borrowers.
Most agricultural markets continue to perform very well. In fact, the sector has performed so well that many of its best borrowing customers are using excess cash generated over the past couple of years to reduce their overall borrowing position. As production costs increase, however, both borrowing activity and portfolio risk may increase in this sector.
The residential and consumer portfolios consist primarily of first and second mortgage loans, unsecured loans to individuals, and auto, boat and RV loans. These portfolios have generally performed well with limited delinquencies and defaults, although the Company has seen some pressure on its home equity portfolio. While these loans have generally been underwritten with relatively conservative loan-to-values and strong debt-to-income ratios, the continued soft economy and lower home prices have resulted in some losses in this loan type.
Economic conditions and property values are demonstrating slow but steady improvement in most of the Company's markets. Management expects that credit losses will continue to decrease, but that new borrowing activity will also remain muted over the next few quarters.

Geographic Distribution
As of March 31, 2013, the Company’s loan portfolio by loan type and geographical market area was:

	North Idaho — Eastern	Magic Valley	Greater Boise	E. Oregon, SW Idaho, excluding			% of Loan type to total
Loan Portfolio by Location	Washington	Idaho	Area	Boise	Other	Total	loans
	(Dollars in thousands)
Commercial loans	$79,554	$4,785	$9,149	$14,114	$4,366	$111,968	22.1%
Commercial real estate loans	122,103	11,318	9,530	18,632	22,213	183,796	36.3%
Commercial construction loans	3,473	—	4,085	—	510	8,068	1.6%
Land and land development loans	21,435	1,695	6,216	1,450	877	31,673	6.2%
Agriculture loans	2,387	2,396	15,054	56,561	4,456	80,854	16.0%
Multifamily loans	10,147	151	5,597	31	20	15,946	3.1%
Residential real estate loans	40,960	3,187	3,686	6,978	2,834	57,645	11.4%
Residential construction loans	958	—	10	350	—	1,318	0.3%
Consumer loans	5,202	999	480	1,978	250	8,909	1.8%
Municipal loans	4,784	1,367	—	—	—	6,151	1.2%
Total	$291,003	$25,898	$53,807	$100,094	$35,526	$506,328	100.0%
Percent of total loans in geographic area	57.5%	5.1%	10.6%	19.8%	7.0%	100.0%
Percent of total loans where real estate is the primary collateral	68.9%	66.4%	57.5%	45.1%	79.5%	63.6%

As of December 31, 2012, the Company’s loan portfolio by loan type and geographical market area was:

	North Idaho — Eastern	Magic Valley	Greater Boise	E. Oregon, SW Idaho, excluding			% of Loan type to total
Loan Portfolio by Location	Washington	Idaho	Area	Boise	Other	Total	loans
	(Dollars in thousands)
Commercial loans	$87,387	$4,606	$9,252	$13,852	$6,210	$121,307	23.0%
Commercial real estate loans	123,451	11,330	10,651	18,895	22,517	186,844	35.4%
Commercial construction loans	503	—	2,819	—	510	3,832	0.7%
Land and land development loans	20,710	1,748	6,298	1,500	1,022	31,278	5.9%
Agriculture loans	1,670	3,269	16,886	60,479	3,663	85,967	16.3%
Multifamily loans	10,396	151	5,947	30	20	16,544	3.1%
Residential real estate loans	41,624	3,734	3,808	7,083	3,771	60,020	11.3%
Residential construction loans	387	—	240	313	—	940	0.2%
Consumer loans	5,716	1,026	517	2,053	314	9,626	1.8%
Municipal loans	10,880	1,387	—	—	—	12,267	2.3%
Total	$302,724	$27,251	$56,418	$104,205	$38,027	$528,625	100.0%
Percent of total loans in geographic area	57.3%	5.2%	10.7%	19.7%	7.1%	100.0%
Percent of total loans where real estate is the primary collateral	65.5%	67.4%	54.5%	43.3%	74.8%	60.7%

As indicated, 57.5% of the Company’s loans are in north Idaho and eastern Washington, with the next highest percentage in the rural markets of southwest Idaho outside of Boise. Economic trends and real estate valuations are showing modest improvement in all the Company's markets now, after a four-year decline. The southwest Idaho and Magic Valley markets are largely agricultural areas which have not seen levels of price appreciation or depreciation as steep as other areas over the last few years. The “Other” category noted above largely represents loans made to local borrowers where the collateral is located outside the Company’s communities. The mix in this category is relatively diverse, with the highest proportions in Oregon, Washington, California, Nevada and Arizona, but no single state comprising more than 3.3% of the total loan portfolio.
Participation loans where Intermountain purchased part of the loan and was not the lead bank totaled $14.8 million at March 31, 2013. $4.8 million of the total is a condominium project in Boise that is currently classified, but is being managed very closely, and for which no loss is expected. The remaining loans are all within the Company’s footprint and management believes they do not present significant risk at this time.
The following table sets forth the composition of Intermountain’s loan originations for the periods indicated.

	Three Months Ended March 31,
	2013	2012	% Change
	(Dollars in thousands)
Commercial loans	$6,959	$8,535	(18.5)
Commercial real estate loans	3,124	781	300.0
Commercial construction loans	5,384	454	1,085.9
Land and land development loans	203	466	(56.4)
Agriculture loans	8,867	12,657	(29.9)
Multifamily loans	—	—	—
Residential real estate loans	15,452	20,647	(25.2)
Residential construction loans	606	316	91.8
Consumer	767	529	45.0
Municipal	157	297	(47.1)
Total loans originated	$41,519	$44,682	(7.1)

Renewed Loans	$45,428	$58,911	(22.9)%

Overall, 2013 origination activity continues to reflect the muted borrowing demand from virtually all sectors in the current environment, as commercial borrowers remain cautious and agricultural customers experience strong cash flows, reducing their borrowing needs. Activity appears strongest in the real estate sectors, as record low interest rates continue to spur refinance activity and encourage stronger borrowers to expand. Overall origination activity is likely to improve from earlier totals as the economy rebounds, but will still be under pressure from slow employment growth and aggressive industry competition for strong borrowers. The Company has chosen not to purchase loan pools or pursue out-of-market participation loans in order to maintain a more conservative credit position. Management believes that those banks that have low-cost funding structures and pursue loan growth through strong relationship networks will perform relatively better in the long run.
Office Properties and Equipment. Office properties and equipment decreased $222,000 to $35.2 million at March 31, 2013 from year end as a result of depreciation as the Company continued to limit new purchase activity.
Other Real Estate Owned. Other real estate owned decreased by $287,000, or 5.8% from year end. The Company sold 3 properties totaling $655,000 in the first quarter, had net valuation adjustments of $26,000 and added 2 properties totaling $394,000. A total of 5 properties remained in the OREO portfolio at quarter end, consisting of $4.6 million in land and land development and $16,000 in commercial real estate.
Overall, the Company’s current OREO portfolio is lower than most of its peer group and management anticipates additional reductions in the total in the coming year. The following table details OREO activity during the first three months of 2013 and 2012.

Other Real Estate Owned Activity

	2013	2,012
	(Dollars in thousands)
Balance, beginning of period, January 1	$4,951	$6,650
Additions to OREO	394	620
Proceeds from sale of OREO	(655)	(438)
Valuation Adjustments in the period(1)	(26)	20
Balance, end of period, March 31	$4,664	$6,852
_____________________________

(1)	Amount includes chargedowns and gains/losses on sale of OREO
Intangible Assets. Intangible assets now consist only of a small core deposit intangible derived from prior acquisitions that is amortizing down as time progresses.
Deferred Tax Asset. At March 31, 2013, the Company’s deferred tax asset, net of the valuation allowance noted above, totaled $12.1 million, down slightly from year end 2012. At March 31. 2013, Intermountain assessed whether it was more-likely-than-not that it would realize the benefits of its deferred tax asset. Intermountain determined that the negative evidence associated with a three-year cumulative loss for the period ending December 31, 2011, and the continued soft economic conditions outweighed the positive evidence. Therefore, Intermountain maintained a valuation allowance of $8.1 million against its deferred tax asset. See the Income Tax Provision section above for more information.
BOLI and Other Assets. Bank-owned life insurance (“BOLI”) and other assets decreased to $19.0 million at March 31, 2013 from $19.6 million at year end, 2012. The decrease reflected lower prepaid expenses, accrued interest receivable and other miscellaneous assets.
Deposits. Total deposits decreased $29.5 million to $719.5 million at March 31, 2013 from $748.9 million at December 31, 2012. The decrease from the fourth quarter reflects additional reductions in higher-cost brokered and retail CDs, the release of savings balances from the termination of a contract to maintain savings balances securing credit cards held by another company, and tax and operating payments made by clients. The Company continues to focus on managing relationship customers closely, lowering its cost of funds, and moving CD customers seeking higher yields into our investment products. Overall, transaction account deposits comprised 77.9% of total deposits at March 31, 2013, up from 75.8% at the prior year end.
The following table sets forth the composition of Intermountain’s deposits at the dates indicated.

	March 31, 2013		December 31, 2012
	Amount	% of total deposits	Amount	% of total deposits
	(Dollars in thousands)
Non-interest bearing demand accounts	$236,250	32.8%	$254,979	34.0%
Interest bearing demand accounts	104,294	14.5%	99,623	13.3%
Money market 0.0% to 4.07%	220,119	30.6%	213,155	28.5%
Savings and IRA 0.0% to 4.91%	66,668	9.3%	75,788	10.1%
Certificate of deposit accounts (CDs)	39,087	5.4%	43,535	5.8%
Jumbo CDs	52,898	7.4%	56,228	7.5%
Brokered CDs	—	—%	5,200	0.7%
CDARS CDs to local customers	151	—%	426	0.1%
Total deposits	$719,467	100.0%	$748,934	100.0%
Weighted average interest rate on certificates of deposit		1.20%		1.28%
Core Deposits as a percentage of total deposits (1)		92.6%		91.7%
Deposits generated from the Company’s market area as a % of total deposits		100.0%		99.3%
_____________________________

(1)	Core deposits consist of non-interest bearing checking, money market checking, savings accounts, and certificate of deposit accounts of less than $100,000 (excluding public deposits).
The Company’s strong local, core funding base, high percentage of checking, money market and savings balances and careful management of its wholesale CD funding provide lower-cost, more reliable funding to the Company than many of its peers and add to the liquidity strength of the Bank. Maintaining the local funding base at a reasonable cost remains a critical priority for the Company’s management and production staff.
Deposits by location are as follows (dollars in thousands):

	March 31, 2013	% of total deposits	December 31, 2012	% of total deposits	March 31, 2012	% of total deposits
Deposits by Location
North Idaho — Eastern Washington	$364,837	50.7%	$372,772	49.9%	$348,793	47.7%
Magic Valley Idaho	71,296	9.9%	72,254	9.6%	70,066	9.6%
Greater Boise Area	65,838	9.2%	67,585	9.0%	67,635	9.2%
Southwest Idaho — Oregon, excluding Boise	163,937	22.8%	172,509	23.0%	155,084	21.2%
Administration, Secured Savings	53,559	7.4%	63,814	8.5%	89,880	12.3%
Total	$719,467	100.0%	$748,934	100.0%	$731,458	100.0%

The Company attempts to, and has been successful in balancing loan and deposit balances in each of the market areas it serves. Northern Idaho and eastern Washington deposits currently exceed those in the Company’s southern Idaho and eastern Oregon markets, reflecting the longer presence it has had in these markets. The Company’s deposit market share has grown significantly over the past ten years, and it now ranks third in overall market share in its core markets. During the first quarter of 2013, the contract that the Company maintained to hold the savings deposit balances for secured credit cards was terminated after a number of extensions. The overall impact of this termination will reduce savings balances by approximately $13 million, of which approximately $9.3 million was released in the first quarter. The Company has long anticipated this termination and can absorb the decrease by reducing its current cash position.

     Borrowings. Deposit accounts are Intermountain’s primary source of funds. Intermountain also relies upon advances from the Federal Home Loan Bank of Seattle, repurchase agreements and other borrowings to supplement its funding, reduce its overall cost of funds, and to meet deposit withdrawal requirements. These borrowings totaled $86.7 million and $97.3 million at March 31, 2013 and December 31, 2012, respectively. The decrease from year end reflects fluctuations in municipal repurchase activity.

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
Deposits decreased to $719.5 million at March 31, 2013 from $748.9 million at December 31, 2012, as decreases in non-interest bearing demand, savings and CD balances offset increases in interest-bearing demand and money market balances. The decrease from the fourth quarter reflects additional planned reductions in higher-cost brokered and retail CDs, the release of savings balances from the termination of a contract to maintain savings balances securing credit cards held by another company, and normal seasonal tax and operating payments made by clients. Repurchase agreements decreased by $10.6 million, reflecting seasonal fluctuations in municipal repurchase activity. The liability reductions were partially offset by a seasonal reduction in loan balances of $22.0 million from year end, resulting in an overall decrease of $30.8 million in the Company’s unrestricted cash position at March 31, 2013 from year end, 2012.
During the three months ended March 31, 2013, cash provided by investing activities consisted primarily of principal payments on mortgage-back securities and loan receivables, which more than offset the purchase of available-for-sale investment securities. During the same period, cash used by financing activities consisted primarily of decreases in checking, savings and CD deposit balances and in repurchase agreement balances.
Securities sold subject to repurchase agreements totaled $66.2 million at March 31, 2013. These borrowings are required to be collateralized by investments with a market value exceeding the face value of the borrowings. Under certain circumstances, Intermountain could be required to pledge additional securities or reduce the borrowings.
Intermountain’s credit line with FHLB Seattle provides for borrowings up to a percentage of its total assets subject to general collateralization requirements. At March 31, 2013, the Company’s FHLB Seattle credit line represented a total borrowing capacity of approximately $121.5 million, of which $5.5 million was being utilized. Additional collateralized funding availability at the Federal Reserve totaled $21.5 million. Both of these collateral secured lines could be expanded more with the placement of additional collateral. Overnight-unsecured borrowing lines have been established at US Bank, Wells Fargo Bank, and Pacific Coast Bankers Bank (“PCBB”). At March 31, 2013, the Company had approximately $45.0 million of overnight funding available from its unsecured correspondent banking sources.
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

Capital Resources

Intermountain’s total stockholders’ equity was $115.9 million at March 31, 2013, compared with $114.4 million at December 31, 2012, reflecting first quarter earnings and a slight improvement in the unrealized gain on securities. Stockholders’ equity and tangible stockholders' equity was 12.4% of total assets at March 31, 2013 and 11.7% at December 31, 2012, respectively. Tangible common equity as a percentage of tangible assets was 9.6% at March 31, 2013 and 9.0% for December 31, 2012.

At March 31, 2013, Intermountain had unrealized gains of $3.8 million (including cumulative OTTI recognized through other comprehensive income), net of related income taxes, on investments classified as available-for-sale, as compared to unrealized gains of $3.5 million, net of related income taxes, on investments classified as available-for-sale at December 31, 2012. The increase in the unrealized gain on investments reflected improvements in the market values of the Company's securities portfolio.

During 2012, the Company conducted two separate successful capital raises, issuing a mix of voting and non-voting stock and warrants. See Note 8 in the Notes to Consolidated Financial Statements for additional information on these raises. The Company has used the $50.3 million net proceeds after expenses from both offerings to strengthen its balance sheet, reinvest in its communities and for other general corporate purposes, and may use some of the proceeds, subject to regulatory approval, to redeem its Series A Preferred Stock held by the U.S. Treasury as part of the TARP Capital Purchase Program.

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

As discussed in Note 8 in the Notes to Consolidated Financial Statements above, the Company executed a 10-for-1 reverse stock split, effective October 5, 2012, which reduced the number of voting and non-voting common shares outstanding and shares that would be issued if the outstanding warrants are exercised.

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

Intermountain and the Bank are required by applicable regulations to maintain certain minimum capital levels and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier I capital to average assets. Intermountain and the Bank plan to maintain their capital resources and regulatory capital ratios through the retention of earnings and the management of the level and mix of assets. At March 31, 2013, Intermountain exceeded the minimum published regulatory capital requirements to be considered “well-capitalized” pursuant to Federal Financial Institutions Examination Council “FFIEC” regulations.

					Well-Capitalized
	Actual		Capital Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets):
The Company	$125,169	21.85%	$45,836	8%	$57,295	10%
Panhandle State Bank	117,235	20.47%	45,825	8%	57,281	10%
Tier I capital (to risk-weighted assets):
The Company	118,001	20.60%	22,918	4%	34,377	6%
Panhandle State Bank	110,068	19.22%	22,912	4%	34,369	6%
Tier I capital (to average assets):
The Company	118,001	12.69%	37,188	4%	46,485	5%
Panhandle State Bank	110,068	11.77%	37,415	4%	46,768	5%

Off Balance Sheet Arrangements and Contractual Obligations

The Company, in the conduct of ordinary business operations routinely enters into contracts for services. These contracts may require payment for services to be provided in the future and may also contain penalty clauses for the early termination of the contracts. The Company is also party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Management does not believe that these off-balance sheet arrangements have a material current effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, but there is no assurance that such arrangements will not have a future effect. There have not been any material changes to the Off Balance Sheet Arrangements or Contractual Obligations since the filing of the 2012 10-K.

New Accounting Pronouncements
“Summary of Significant Accounting Policies, Recently Issued Accounting Pronouncements” in the Notes to the Consolidated Financial Statements, which is included in Footnote 11 of this Report, discusses new accounting pronouncements adopted by Intermountain and the expected impact of accounting pronouncements recently issued or proposed.

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

•	our ability to attract new deposits and loans and leases;

•	competitive market pricing factors;

•	the effects of any adverse regulatory action;

•	our ability to raise capital or incur debt on reasonable terms;

•	the risks associated with lending and potential adverse changes in credit quality;

•	risks associated with concentrations in real estate-related loans;

•	declines in real estate values supporting loan collateral;

•	increased loan delinquency rates;

•	the timely development and acceptance of our new products and services;

•	the willingness of customers to substitute competitors’ products and services for our products and services;

•	technological and management changes;

•	our ability to recruit and retain key management and staff;

•	changes in estimates and assumptions used in financial accounting;

•	our critical accounting policies and the implementation of such policies;

•	potential interruption or breach in security of our systems;

•	lower-than-expected revenue or cost savings or other issues in connection with mergers and acquisitions;

•	changes in consumer spending, saving and borrowing habits;

•	the strength of the United States economy in general and the strength of the local economies in which Intermountain conducts its operations;

•	stability of funding sources and continued availability of borrowings;

•	our success in gaining regulatory approvals, when required;

•	results of regulatory examinations that could restrict growth; and

•	our success at managing the risks involved in the foregoing.
Please take into account that forward-looking statements speak only as of the date of this report. We do not undertake any obligation to publicly correct or update any forward-looking statement whether as a result of new information, future events or otherwise.

Item 3 —Quantitative and Qualitative Disclosures About Market Risk
There have not been any material changes to the information set forth under the caption “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
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
(b) Changes in Internal Control over Financial Reporting: In the three months ended March 31, 2013, there were no changes in Intermountain’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, Intermountain’s internal control over financial reporting.
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

The Company believes that there have been no material changes from risk factors previously discussed under “Part I - Item A - Risk Factors” in our Form 10-K for the year ended December 31, 2012 (the “2012 Annual Report”).  In addition to the other information set forth in this report, you should carefully consider the risks and uncertainties discussed in our 2012 Annual Report. These factors, as well as those that we do not know about, that we currently believe are immaterial, or that we have not predicted, could materially and adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report.

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

101*
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 is formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) the Unaudited Consolidated Statements of Changes in Cash Flows, (iv) the Unaudited Consolidated Statements of Comprehensive Income (Loss),and (v) the Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.

*	Furnished herewith

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERMOUNTAIN COMMUNITY BANCORP (Registrant)

May 13, 2013	By:	/s/ Curt Hecker
Date		Curt Hecker
President and Chief Executive Officer

May 13, 2013	By:	/s/ Doug Wright
Date		Doug Wright
Executive Vice President and Chief Financial Officer