Form 10-Q
period 2013-06-30
INTERMOUNTAIN COMMUNITY BANCORP
filed 2013-08-12
CIK 1284506

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s Voting Common Stock, no par value per share, as of August 7, 2013 was 2,603,606 and the number of outstanding shares of Non-Voting Common Stock, no par value per share, was 3,839,688.

Intermountain Community Bancorp
FORM 10-Q
For the Quarter Ended June 30, 2013

PART I — Financial Information
Item - 1 Financial Statements
Intermountain Community Bancorp
Consolidated Balance Sheets
(Unaudited)

	June 30, 2013	December 31, 2012
	(Dollars in thousands)
ASSETS
Cash and cash equivalents:
Interest-bearing	$33,474	$53,403
Non-interest bearing and vault	7,003	13,536
Restricted cash	12,464	13,146
Available-for-sale securities, at fair value	256,616	280,169
Held-to-maturity securities, at amortized cost	22,991	14,826
Federal Home Loan Bank (“FHLB”) of Seattle stock, at cost	2,228	2,269
Loans held for sale	1,081	1,684
Loans receivable, net	522,740	520,768
Accrued interest receivable	4,463	4,320
Office properties and equipment, net	35,408	35,453
Bank-owned life insurance ("BOLI")	9,642	9,472
Other real estate owned (“OREO”)	4,512	4,951
Prepaid expenses and other assets	17,936	18,142
Total assets	$930,558	$972,139
LIABILITIES
Deposits	$699,521	$748,934
Securities sold subject to repurchase agreements	85,605	76,738
Advances from Federal Home Loan Bank	4,000	4,000
Unexercised stock warrant liability	826	828
Cashier checks issued and payable	2,278	2,024
Accrued interest payable	316	1,185
Other borrowings	16,527	16,527
Accrued expenses and other liabilities	8,440	7,469
Total liabilities	817,513	857,705
STOCKHOLDERS’ EQUITY
Common stock 30,000,000 shares authorized; 2,603,606 and 2,603,674 shares issued and 2,603,606,and 2,603,131 shares outstanding as of June 30, 2013 and December 31, 2012, respectively	96,358	96,368
Common stock - non-voting 10,000,000 shares authorized; 3,839,688 and 3,839,688 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	31,941	31,941
Preferred stock, Series A, 27,000 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively; liquidation preference of $1,000 per share	26,770	26,527
Accumulated other comprehensive income, net of tax	(641)	3,529
Accumulated deficit	(41,383)	(43,931)
Total stockholders’ equity	113,045	114,434
Total liabilities and stockholders’ equity	$930,558	$972,139

The accompanying notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Dollars in thousands, except per share data)
Interest income:
Loans	$6,893	$7,054	$13,604	$14,126
Investments	1,580	2,072	3,172	4,120
Total interest income	8,473	9,126	16,776	18,246
Interest expense:
Deposits	510	744	1,070	1,566
Other borrowings	441	571	866	1,247
Total interest expense	951	1,315	1,936	2,813
Net interest income	7,522	7,811	14,840	15,433
Provision for losses on loans	(247)	(1,575)	(426)	(2,534)
Net interest income after provision for losses on loans	7,275	6,236	14,414	12,899
Other income:
Fees and service charges	1,895	1,592	3,570	3,185
Loan related fee income	696	686	1,263	1,299
Net gain on sale of securities	163	—	203	585
Net gain (loss) on sale of other assets	2	18	6	22
Other-than-temporary impairment (“OTTI”) losses on investments (1)	(21)	(52)	(63)	(323)
Bank-owned life insurance	85	87	170	174
Fair value adjustment on cash flow hedge	80	90	146	(294)
Unexercised warrant liability fair value adjustment	(54)	158	2	158
Other	40	189	153	398
Total other income	2,886	2,768	5,450	5,204
Operating expenses:
Salaries and employee benefits	4,283	3,871	8,458	8,006
Occupancy expense	1,521	1,623	3,045	3,307
Advertising	180	168	294	280
Fees and service charges	656	629	1,273	1,250
Printing, postage and supplies	173	300	390	601
Legal and accounting	471	396	812	746
FDIC assessment	165	308	351	621
OREO operations	32	120	143	224
Other expenses	739	807	1,632	1,485
Total operating expenses	8,220	8,222	16,398	16,520
Net income before income taxes	1,941	782	3,466	1,583
Income tax benefit	—	—	—	—
Net income	1,941	782	3,466	1,583
Preferred stock dividend	460	481	918	947
Net income applicable to common stockholders	$1,481	$301	$2,548	$636
Earnings per share — basic	$0.23	$0.05	$0.40	$0.12
Earnings per share — diluted	$0.23	$0.05	$0.39	$0.12
Weighted average common shares outstanding — basic	6,443,294	5,901,321	6,443,142	5,164,576
Weighted average common shares outstanding — diluted	6,484,762	5,919,188	6,482,376	5,181,109
(1)    Consisting of $0, 0, 0 and $0 of total other-than-temporary impairment net losses, net of $(21), $(52), $(63) and $(316) recognized in other comprehensive income, for the three and six months ended June 30, 2013 and June 30, 2012, respectively.
The accompanying notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Net income	$1,941	$782	$3,466	$1,583
Other comprehensive income:
Change in unrealized gains/losses on investments, and mortgage backed securities (“MBS”) available for sale, excluding non-credit loss on impairment of securities	(7,259)	292	(6,763)	(439)
Realized net losses reclassified from other comprehensive income	(163)	—	(203)	(585)
Non-credit loss on impairment on available-for-sale debt securities	21	52	63	316
Less deferred income tax benefit (provision) on securities	2,931	(136)	2,734	280
Change in fair value of qualifying cash flow hedge, net of tax	—	—	—	330
Net other comprehensive income (loss)	(4,470)	208	(4,169)	(98)
Comprehensive income (loss)	$(2,529)	$990	$(703)	$1,485
The accompanying notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
	2013	2012
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$3,466	$1,583
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,194	1,341
Stock-based compensation expense	13	43
Net amortization of premiums on securities	3,291	2,485
Provisions for losses on loans	426	2,534
Amortization of core deposit intangibles	29	58
(Gain) on sale of loans, investments, property and equipment	(978)	(1,413)
Impact of hedge dedesignation and current fair value adjustment	(147)	374
OTTI credit loss on available-for-sale investments	63	323
OREO valuation adjustments	17	30
Accretion of deferred gain on sale of branch property	(8)	(8)
Net accretion of loan and deposit discounts and premiums	(5)	(7)
Increase in cash surrender value of bank-owned life insurance	(170)	(174)
Change in value of stock warrants	(2)	(158)
Change in:
Accrued interest receivable	(143)	(422)
Prepaid expenses and other assets	2,886	2,385
Accrued interest payable and other liabilities	257	605
Accrued expenses and other cashiers checks	254	(199)
Proceeds from sale of loans originated for sale	31,274	38,824
Loans originated for sale	(29,895)	(36,533)
Net cash provided by operating activities	11,822	11,671
Cash flows from investing activities:
Proceeds from redemption of FHLB Stock	41	—
Purchases of available-for-sale securities	(62,574)	(100,754)
Proceeds from sales, calls or maturities of available-for-sale securities	34,798	2,967
Principal payments on mortgage-backed securities	33,058	28,692
Proceeds from sales, calls or maturities of held-to-maturity securities	53	1,261
Origination of loans, net of principal payments	(2,787)	(11,653)
Purchase of office properties and equipment	(1,164)	(184)
Proceeds from sale of other real estate owned	817	2,047
Proceeds from sale of office properties and equipment	13	16
Net change in restricted cash	683	(296)
Net cash provided by (used in) investing activities	2,938	(77,904)
Cash flows from financing activities:
Proceeds from issuance of series B preferred stock, gross	—	32,460
Proceeds from issuance of common stock, gross	—	22,532
Proceeds from issuance of warrant, gross	—	1,007
Capital issuance costs	—	(5,651)
Net change in demand, money market and savings deposits	(32,033)	5,403
Net change in certificates of deposit	(17,380)	(18,266)
Net change in repurchase agreements	8,867	(19,646)
Retirement of treasury stock	(1)	—
Payment of preferred stock dividend	(675)	—
Net cash provided by (used in) financing activities	(41,222)	17,839
Net change in cash and cash equivalents	(26,462)	(48,394)
Cash and cash equivalents, beginning of period	66,939	107,199
Cash and cash equivalents, end of period	$40,477	$58,805
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,804	$2,812
Noncash investing and financing activities:
Loans converted to other real estate owned	$394	$694
Accrual of preferred stock dividend	$—	$763
Transfer from securities available-for-sale to securities held-to-maturity	$8,234	$—
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
During the fourth quarter of 2012, the Company identified a misstatement related to the elimination of cash deposited by the parent company with the subsidiary bank. The misstatement increased the unrestricted cash and deposit balances in the Consolidated Balance Sheet and the amount of cash received from financing activities reported in the Consolidated Statement of Cash Flows for the quarters ended March 31, June 30 and September 30, 2012. In accordance with the SEC Staff Accounting Bulletin (SAB) No. 99, "Materiality," and SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," management evaluated the materiality of the error from qualitative and quantitative perspectives and concluded that the error was immaterial to these prior interim periods. Consequently, the Consolidated Balance Sheet and Consolidated Statement of Cash Flows contained in this Report have been revised for the six months ended June 30, 2012. This change resulted in a corresponding decrease of $9.5 million from non-interest bearing and vault cash and deposit liabilities on the balance sheet and from cash flows from financing activities on the statement of cash flows. This change did not affect net income or shareholders' equity for any period.

2. Cash & Cash Equivalents:

The balances of the Company's cash and cash equivalents are as follows (in thousands):

	6/30/2013	12/31/2012
Unrestricted interest-bearing cash and cash equivalents	$33,474	$53,403
Unrestricted non interest-bearing and vault cash	$7,003	$13,536
Restricted non-interest bearing cash	$12,464	$13,146
In June 2013 and December 2012, unrestricted interest bearing cash was deposited at the Federal Reserve ("FRB") and Federal Home Loan Bank of Seattle ("FHLB"). Unrestricted non-interest bearing cash includes overnight cash deposited at several of the Company's correspondent banks and balances kept in the vaults of its various offices. At June 30 restricted non-interest bearing cash consisted of the following:

•	$1.3 million in reserve balances to meet FRB reserve requirements;

•	$572,000 pledged to various correspondent banks to secure interest rate swap transactions and foreign currency exchange lines;

•	$1.1 million held at the Company's subsidiary Bank to be used for future tenant improvements of the Sandpoint Center, as required by the agreement executed to sell the Sandpoint Center in 2009;

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

3. Investments:

The amortized cost and fair values of investments are as follows (in thousands):

	Available-for-Sale
	Amortized Cost	Cumulative Non-Credit OTTI (Losses) Recognized in OCI	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value/ Carrying Value
June 30, 2013
Corporate Bonds	$6,013	$—	$—	$(69)	$5,944
State and municipal securities	50,567	—	136	(1,237)	49,466
Mortgage-backed securities - Agency Pass Throughs	53,454	—	794	(705)	53,543
Mortgage-backed securities - Agency CMO's	114,546	—	1,478	(1,185)	114,839
SBA Pools	24,593	—	519	(42)	25,070
Mortgage-backed securities - Non Agency CMO's (below investment grade)	8,240	(902)	624	(208)	7,754
	$257,413	$(902)	$3,551	$(3,446)	$256,616
December 31, 2012
State and municipal securities	$60,984	$—	$2,823	$(158)	$63,649
Mortgage-backed securities - Agency Pass Throughs	71,821	—	2,224	(652)	73,393
Mortgage-backed securities - Agency CMO's	110,683	—	2,209	(328)	112,564
SBA Pools	19,962	—	359	—	20,321
Mortgage-backed securities - Non Agency CMO's (below investment grade)	10,889	(1,661)	1,401	(387)	10,242
	$274,339	$(1,661)	$9,016	$(1,525)	$280,169
	Held-to-Maturity
	Carrying Value / Amortized Cost	Cumulative Non-Credit OTTI (Losses) Recognized in OCI	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2013
State and municipal securities	$22,991	$—	$1,064	$(2)	$24,053
December 31, 2012
State and municipal securities	$14,826	$—	$1,518	$—	$16,344

The following table summarizes the duration of Intermountain’s unrealized losses on available-for-sale and held-to-maturity securities as of the dates indicated (in thousands).

	Less Than 12 Months		12 Months or Longer		Total
June 30, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate Bonds	$5,944	$(69)	$—	$—	$5,944	$(69)
Residential mortgage-back securities	70,796	(1,452)	16,765	(646)	87,561	(2,098)
SBA Pools	4,443	(42)	—	—	4,443	(42)
State and municipal securities	37,249	(1,239)	—	—	37,249	(1,239)
Total	$118,432	$(2,802)	$16,765	$(646)	$135,197	$(3,448)

	Less Than 12 Months		12 Months or Longer		Total
December 31, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Residential mortgage-back securities	$57,180	$(785)	$11,408	$(582)	$68,588	$(1,367)
State and municipal securities	12,019	(158)	—	—	12,019	(158)
Total	$69,199	$(943)	$11,408	$(582)	$80,607	$(1,525)

At June 30, 2013, the amortized cost and fair value of available-for-sale and held-to-maturity debt securities, by contractual maturity, are as follows (in thousands):

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$—	$—	$507	$510
After one year through five years	3,577	3,576	4,001	4,095
After five years through ten years	6,717	6,507	16,976	17,753
After ten years	46,286	45,327	1,507	1,695
Subtotal	56,580	55,410	22,991	24,053
Mortgage-backed securities	176,240	176,136	—	—
SBA Pools	24,593	25,070	—	—
Total Securities	$257,413	$256,616	$22,991	$24,053

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Intermountain’s investment portfolios are managed to provide and maintain liquidity; to maintain a balance of high quality, diversified investments to minimize risk; to offset other asset portfolio elements in managing interest rate risk; to provide collateral for pledging; and to maximize returns. At June 30, 2013, the Company does not intend to sell any of its available-for-sale securities that have a loss position and it is not likely that it will be required to sell the available-for-sale securities before the anticipated recovery of their remaining amortized cost or maturity date. The unrealized losses on residential mortgage-backed securities without other-than-temporary impairment (“OTTI”) were considered by management to be temporary in nature.

The following table presents the OTTI losses for the six months ended June 30, 2013 and June 30, 2012:

	2013		2012
	Held To Maturity	Available For Sale	Held To Maturity	Available For Sale
Total other-than-temporary impairment losses	$—	$—	$—	$7
Portion of other-than-temporary impairment losses transferred from (recognized in) other comprehensive income (1)	—	63	—	316
Net impairment losses recognized in earnings (2)	$—	$63	$—	$323
_____________________________

(1)	Represents other-than-temporary impairment losses related to all other factors.

(2)	Represents other-than-temporary impairment losses related to credit losses.

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

On June 30, 2013,six securities with a amortized cost of $8,512,039were transferred from the available-for-sale category to the held-to-maturity category of the portfolio. The fair market value of the securities at the time of transfer was $8,234,244. The unrealized loss of $277,795 will continue to be reported as a component of accumulated other comprehensive income, net of tax, and amortized over the remaining life of the securities as an adjustment to yield. Upon transfer to the held-to-maturity category, premium and discount accounts were adjusted to reflect the fair market value of the security. The resulting premiums and discounts will also be amortized as an adjustment to yield.

See Note 9 “Fair Value of Financial Instruments” for more information on the calculation of fair or carrying value for the investment securities.

4. Loans and Allowance for Loan Losses:
The components of loans receivable are as follows (in thousands):

	June 30, 2013
	Loans Receivable	%	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Commercial	$113,699	21.4%	$4,480	$109,219
Commercial real estate	190,816	36.0	4,463	186,353
Commercial construction	10,085	1.9	—	10,085
Land and land development loans	30,895	5.8	2,860	28,035
Agriculture	94,831	17.8	4,537	90,294
Multifamily	15,271	2.9	—	15,271
Residential real estate	58,309	11.0	2,707	55,602
Residential construction	2,004	0.4	—	2,004
Consumer	8,843	1.7	161	8,682
Municipal	6,029	1.1	—	6,029
Total loans receivable	530,782	100.0%	$19,208	$511,574
Allowance for loan losses	(8,042)
Deferred loan fees, net of direct origination costs	—
Loans receivable, net	$522,740
Weighted average interest rate	5.28%

	December 31, 2012
	Loans Receivable	%	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Commercial	$121,307	23.0%	$6,133	$115,174
Commercial real estate	186,844	35.4	3,373	183,471
Commercial construction	3,832	0.7	—	3,832
Land and land development loans	31,278	5.9	2,023	29,255
Agriculture	85,967	16.3	2,134	83,833
Multifamily	16,544	3.1	—	16,544
Residential real estate	60,020	11.3	2,362	57,658
Residential construction	940	0.2	—	940
Consumer	9,626	1.8	168	9,458
Municipal	12,267	2.3	—	12,267
Total loans receivable	528,625	100.0%	$16,193	$512,432
Allowance for loan losses	(7,943)
Deferred loan fees, net of direct origination costs	86
Loans receivable, net	$520,768
Weighted average interest rate	5.28%

The components of the allowance for loan loss by types are as follows (in thousands):

	June 30, 2013
	Total Allowance	Individually Evaluated Allowance	Collectively Evaluated Allowance
Commercial	$1,900	$253	$1,647
Commercial real estate	2,736	366	2,370
Commercial construction	231	—	231
Land and land development loans	956	112	844
Agriculture	692	—	692
Multifamily	54	—	54
Residential real estate	1,195	458	737
Residential construction	44	—	44
Consumer	203	109	94
Municipal	31	—	31
Total	$8,042	$1,298	$6,744

	December 31, 2012
	Total Allowance	Individually Evaluated Allowance	Collectively Evaluated Allowance
Commercial	$2,156	$628	$1,528
Commercial real estate	2,762	267	2,495
Commercial construction	101	—	101
Land and land development loans	1,197	114	1,083
Agriculture	228	10	218
Multifamily	51	—	51
Residential real estate	1,144	458	686
Residential construction	24	—	24
Consumer	202	87	115
Municipal	78	—	78
Total	$7,943	$1,564	$6,379

A summary of current, past due and nonaccrual loans as of June 30, 2013 is as follows, (in thousands):

	Current	30-89 Days Past Due	90 Days or More Past Due and Accruing	Nonaccrual	Total
Commercial	$112,038	$244	$—	$1,417	$113,699
Commercial real estate	188,088	—	—	2,728	190,816
Commercial construction	10,085	—	—	—	10,085
Land and land development loans	30,622	159	—	114	30,895
Agriculture	94,151	404	—	276	94,831
Multifamily	15,271	—	—	—	15,271
Residential real estate	57,681	455	—	173	58,309
Residential construction	2,004	—	—	—	2,004
Consumer	8,741	11	—	91	8,843
Municipal	6,029	—	—	—	6,029
Total	$524,710	$1,273	$—	$4,799	$530,782

A summary of current, past due and nonaccrual loans as of December 31, 2012 is as follows, (in thousands):

	Current	30-89 Days Past Due	90 Days or More Past Due and Accruing	Nonaccrual	Total
Commercial	$117,096	$169	$—	$4,042	$121,307
Commercial real estate	185,128	—	—	1,716	186,844
Commercial construction	3,832	—	—	—	3,832
Land and land development loans	31,032	—	—	246	31,278
Agriculture	85,835	34	—	98	85,967
Multifamily	16,544	—	—	—	16,544
Residential real estate	59,158	439	—	423	60,020
Residential construction	940	—	—	—	940
Consumer	9,577	45	—	4	9,626
Municipal	12,267	—	—	—	12,267
Total	$521,409	$687	$—	$6,529	$528,625

The following table provides a summary of Troubled Debt Restructurings ("TDR") outstanding at period end by performing status, (in thousands).

	June 30, 2013			December 31, 2012
	Nonaccrual	Accrual	Total	Nonaccrual	Accrual	Total
Commercial	$29	$2,743	$2,772	$1,900	$277	$2,177
Commercial real estate	1,540	2,286	3,826	1,463	956	2,419
Land and land development loans	—	914	914	—	1,327	1,327
Agriculture	—	3,015	3,015	—	291	291
Residential real estate	—	1,164	1,164	—	417	417
Consumer	—	100	100	—	88	88
Total	$1,569	$10,222	$11,791	$3,363	$3,356	$6,719

The Company's loans that were modified in the three and six month period ended June 30, 2013 and 2012 and considered a TDR are as follows (dollars in thousands):

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Number	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial	3	$2,243	$2,243	7	$2,506	$2,506
Commercial real estate	4	392	392	4	392	392
Land and land development loans	1	182	182	3	335	335
Agriculture	—	—	—	4	1,216	1,216
Residential real estate	3	225	167	3	225	167
Consumer	—	—	—	1	89	89
	11	$3,042	$2,984	22	$4,763	$4,705

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Number	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial	—	$—	$—	1	$75	$75
Commercial real estate	—	—	—	1	100	100
Land and land development loans	—	—	—	—	—	—
Agriculture	—	—	—	1	110	110
Residential real estate	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
	—	$—	$—	3	$285	$285

The balances below provide information as to how the loans were modified as TDRs during the three and six months ended June 30, 2013 and 2012, (in thousands).

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
	Adjusted Interest Rate Only	Other*	Adjusted Interest Rate Only	Other*
Commercial	$1,350	$893	$1,350	$1,156
Commercial real estate	—	392	—	392
Land and land development loans	—	182	36	299
Agriculture	—	—	852	364
Residential real estate	147	20	147	20
Consumer	—	—	—	90
	$1,497	$1,487	$2,385	$2,321
(*) Other includes term or principal concessions or a combination of concessions, including interest rates.

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Adjusted Interest Rate Only	Other*	Adjusted Interest Rate Only	Other*
Commercial	$—	$—	$75	$—
Commercial real estate	—	—	—	100
Agriculture	—	—	110	—
	$—	$—	$185	$100
(*) Other includes term or principal concessions or a combination of concessions, including interest rates.

As of June 30, 2013, the Company had specific reserves of $460,000 on TDRs, and there were no TDRs in default.

The allowance for loan losses and reserve for unfunded commitments are maintained at levels considered adequate by management to provide for probable loan losses as of the reporting dates. The allowance for loan losses and reserve for unfunded commitments are based on management’s assessment of various factors affecting the loan portfolio, including problem loans, business conditions and loss experience, and an overall evaluation of the quality of the underlying collateral. Changes in the allowance for loan losses and the reserve for unfunded commitments during the three and six month periods ended June 30, 2013 and 2012 are as follows:

	Allowance for Loan Losses for the three months ended June 30, 2013
	Balance, Beginning of Quarter	Charge-Offs Apr 1 through June 30, 2013	Recoveries Apr 1 through June 30, 2013	Provision	Balance, End of Quarter
	(Dollars in thousands)
Commercial	$1,763	$(132)	$310	$(41)	$1,900
Commercial real estate	2,814	(48)	20	(50)	2,736
Commercial construction	217	—	14	—	231
Land and land development loans	1,210	(130)	49	(173)	956
Agriculture	241	—	23	428	692
Multifamily	55	—	—	(1)	54
Residential real estate	1,103	(40)	45	87	1,195
Residential construction	35	—	—	9	44
Consumer	206	(46)	52	(9)	203
Municipal	34	—	—	(3)	31
Allowance for loan losses	$7,678	$(396)	$513	$247	$8,042

	Allowance for Loan Losses for the six months ended June 30, 2013
	Balance, Beginning of Year	Charge-Offs Jan 1 through June 30, 2013	Recoveries Jan 1 through June 30, 2013	Provision	Balance, End of Period
	(Dollars in thousands)
Commercial	$2,156	$(221)	$489	$(524)	$1,900
Commercial real estate	2,762	(614)	27	561	2,736
Commercial construction	101	—	15	115	231
Land and land development loans	1,197	(137)	64	(168)	956
Agriculture	228	—	41	423	692
Multifamily	51	—	—	3	54
Residential real estate	1,144	(40)	70	21	1,195
Residential construction	24	—	—	20	44
Consumer	202	(110)	89	22	203
Municipal	78	—	—	(47)	31
Allowance for loan losses	$7,943	$(1,122)	$795	$426	$8,042

	Allowance for Loan Losses for the three months ended June 30, 2012
	Balance, Beginning of Quarter	Charge-Offs Apr 1 through June 30, 2012	Recoveries Apr 1 through June 30, 2012	Provision	Balance, End of Quarter
	(Dollars in thousands)
Commercial	$2,577	$(1,078)	$289	$641	$2,429
Commercial real estate	3,953	(841)	134	786	4,032
Commercial construction	474	(243)	3	(140)	94
Land and land development loans	2,210	(711)	229	(163)	1,565
Agriculture	138	(1)	18	52	207
Multifamily	77	—	—	(20)	57
Residential real estate	1,575	(502)	60	468	1,601
Residential construction	62	—	—	(58)	4
Consumer	258	(127)	56	14	201
Municipal	48	—	—	(5)	43
Allowances for loan losses	$11,372	$(3,503)	$789	$1,575	$10,233

	Allowance for Loan Losses for the six months ended June 30, 2012
	Balance, Beginning of Year	Charge-Offs an 1 through June 30, 2012	Recoveries Jan 1 through June 30, 2012	Provision	Balance, End of Period
	(Dollars in thousands)
Commercial	$2,817	$(1,757)	$326	$1,043	$2,429
Commercial real estate	4,880	(1,978)	219	911	4,032
Commercial construction	500	(243)	5	(168)	94
Land and land development loans	2,273	(1,184)	267	209	1,565
Agriculture	172	(32)	69	(2)	207
Multifamily	91	—	—	(34)	57
Residential real estate	1,566	(665)	114	586	1,601
Residential construction	59	—	7	(62)	4
Consumer	295	(254)	115	45	201
Municipal	37	—	—	6	43
Allowance for loan losses	$12,690	$(6,113)	$1,122	$2,534	$10,233

Allowance for Unfunded Commitments

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Beginning of period	$17	$14	$15	$13
Adjustment	(2)	1	—	2
Allowance — Unfunded Commitments at end of period	$15	$15	$15	$15

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

The following tables summarize impaired loans:

	Impaired Loans
	June 30, 2013			December 31, 2012
	Recorded Investment	Principal Balance	Related Allowance	Recorded Investment	Principal Balance	Related Allowance
	(Dollars in thousands)
With an allowance recorded:
Commercial	$1,204	$1,427	$253	$1,796	$1,964	$628
Commercial real estate	1,225	1,260	366	1,315	1,486	267
Land and land development loans	834	834	112	1,601	1,627	114
Agriculture	—	—	—	31	31	10
Residential real estate	921	939	458	1,240	1,243	458
Consumer	125	126	109	138	140	87
Total	$4,309	$4,586	$1,298	$6,121	$6,491	$1,564
Without an allowance recorded:
Commercial	$3,276	$4,508	$—	$4,337	$6,273	$—
Commercial real estate	3,238	4,931	—	2,058	3,178	—
Land and land development loans	2,026	2,166	—	422	493	—
Agriculture	4,537	4,539	—	2,103	2,103	—
Residential real estate	1,786	1,839	—	1,122	1,254	—
Consumer	36	53	—	30	48	—
Total	$14,899	$18,036	$—	$10,072	$13,349	$—
Total:
Commercial	$4,480	$5,935	$253	$6,133	$8,237	$628
Commercial real estate	4,463	6,191	366	3,373	4,664	267
Land and land development loans	2,860	3,000	112	2,023	2,120	114
Agriculture	4,537	4,539	—	2,134	2,134	10
Residential real estate	2,707	2,778	458	2,362	2,497	458
Consumer	161	179	109	168	188	87
Total	$19,208	$22,622	$1,298	$16,193	$19,840	$1,564

	Impaired Loans
	Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
	Average Recorded Investment	Interest Income Recognized (*)	Average Recorded Investment	Interest Income Recognized (*)
	(Dollars in thousands)
With an allowance recorded:
Commercial	$1,308	$52	$2,668	$99
Commercial real estate	1,294	39	5,605	222
Commercial construction	—	—	400	—
Land and land development loans	1,351	25	1,921	95
Agriculture	15	—	21	3
Residential real estate	959	28	1,870	66
Consumer	136	6	230	10
Total	$5,063	$150	$12,715	$495
Without an allowance recorded:
Commercial	$3,385	$297	$5,920	$549
Commercial real estate	2,977	232	2,618	162
Commercial construction	—	—	97	—
Land and land development loans	929	31	2,396	137
Agriculture	3,056	189	2,305	124
Residential real estate	1,511	67	1,698	52
Consumer	36	2	35	4
Total	$11,894	$818	$15,069	$1,028
Total:
Commercial	$4,693	$349	$8,588	$648
Commercial real estate	4,271	271	8,223	384
Commercial construction	—	—	497	—
Land and land development loans	2,280	56	4,317	232
Agriculture	3,071	189	2,326	127
Residential real estate	2,470	95	3,568	118
Consumer	172	8	265	14
Total	$16,957	$968	$27,784	1,523
(*) Interest Income on individually impaired loans is calculated using the cash-basis method, using year to date interest on loans outstanding at 6/30/13.

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

Commercial Real Estate Loans: Recovering economic conditions and stabilizing commercial property values have reduced risk in this segment from prior recent quarters. In comparison to its national peer group, the Company has less overall exposure to commercial real estate and a stronger mix of owner-occupied (where the borrower occupies and operates in at least part of the building) versus non-owner occupied loans. The loans represented in this category are spread across the Company's footprint, and there are no significant concentrations by industry type or borrower. The most significant property types represented in the portfolio are office 21.2%, industrial 14.0%, health care 14.8% and retail 11.2%. The other 38.8% is a mix of property types with smaller concentrations, including religious facilities, auto-related properties, restaurants, convenience stores, storage units, motels and commercial investment land.

While 68.5% of the Company's commercial real estate portfolio is in its Northern Idaho/Eastern Washington region, this region is a large and diverse region with differing local economies and real estate markets. Given this diversity, and the diversity of property types and industries represented, management does not believe that this concentration represents a significant concentration risk.

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

Construction and Development Loans: After the aggressive reduction efforts of the past few years, the land development and commercial construction loan components pose much lower concentration risk for the total loan portfolio, and now total $40.1 million, or 7.7% of the loan portfolio. The substantial portfolio reduction, combined with stabilizing real estate values, has reduced risk in this portfolio to a level where it no longer represents a significant concentration risk.

Agricultural Loans: The agricultural portfolio represents a larger percentage of the loans in the Bank's southern Idaho region. At the end of the period, agricultural loans and agricultural real estate loans totaled $94.8 million or 17.8% of the total loan portfolio. The agricultural portfolio consists of loans secured by livestock, crops and real estate. Agriculture has typically been a cyclical industry with periods of both strong and weak performance. Current conditions remain strong but may weaken in the next few years because of rising input costs, weaker commodity prices, and potential water shortages. To mitigate credit risk, specific underwriting is applied to retain only borrowers that have proven track records in the agricultural industry. Many of Intermountain's agricultural borrowers are third or fourth generation farmers and ranchers with limited real estate debt, which reduces overall debt coverage requirements and provides extra flexibility and collateral for equipment and operating borrowing needs. In addition, the Bank has hired senior lenders with significant experience in agricultural lending to administer these loans. Further mitigation is provided through frequent collateral inspections, adherence to farm operating budgets, and annual or more frequent review of financial performance.

Multifamily: The multifamily segment comprises $15.3 million or 2.9% of the total loan portfolio at the end of the period. This portfolio represents relatively low risk for the Company, as a result of the strong current market for multifamily properties and low vacancy rates across the Company's footprint.

Residential Real Estate, Residential Construction and Consumer: Residential real estate, residential construction and consumer loans total $69.2 million or 13.1% of the total loan portfolio. Management does not believe they represent significant concentration risk. However, continuing soft employment conditions and reduced home equity is putting pressure on some borrowers in this portfolio.

Municipal loans: Municipal loans comprise $6.0 million or 1.1% of the total loan portfolio. The small size of the portfolio and careful underwriting of the loans within it limit overall concentration risk in this segment.

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

Credit quality indicators by loan segment are summarized as follows:

	Loan Portfolio Credit Grades by Type June 30, 2013
	Satisfactory Grade 1-3	Internal Watch Grade 4	Special Mention Grade 5	Substandard Grade 6	Doubtful Grade 7	Total
	(Dollars in thousands)
Commercial	$76,751	$29,435	$837	$6,676	$—	$113,699
Commercial real estate	144,662	40,090	—	6,064	—	190,816
Commercial construction	10,085	—	—	—	—	10,085
Land and land development loans	16,981	12,774	—	1,140	—	30,895
Agriculture	75,381	14,030	1,107	4,313	—	94,831
Multifamily	2,275	8,675	—	4,321	—	15,271
Residential real estate	45,062	9,705	—	3,542	—	58,309
Residential construction	2,004	—	—	—	—	2,004
Consumer	8,192	414	5	232	—	8,843
Municipal	5,907	122	—	—	—	6,029
Loans receivable, net	$387,300	$115,245	$1,949	$26,288	$—	$530,782

	Loan Portfolio Credit Grades by Type December 31, 2012
	Satisfactory Grade 1-3	Internal Watch Grade 4	Special Mention Grade 5	Substandard Grade 6	Doubtful Grade 7	Total
	(Dollars in thousands)
Commercial	$90,520	$23,094	$—	$7,693	$—	$121,307
Commercial real estate	132,659	49,029	—	5,156	—	186,844
Commercial construction	3,794	38	—	—	—	3,832
Land and land development loans	15,869	13,894	—	1,515	—	31,278
Agriculture	69,445	14,379	—	2,143	—	85,967
Multifamily	2,465	8,961	—	5,118	—	16,544
Residential real estate	47,102	9,873	—	3,045	—	60,020
Residential construction	940	—	—	—	—	940
Consumer	8,529	835	—	262	—	9,626
Municipal	12,125	142	—	—	—	12,267
Loans receivable, net	$383,448	$120,245	$—	$24,932	$—	$528,625

The following table summarizes non-performing assets and classified loans at the dates indicated:

	June 30, 2013	December 31, 2012
	(Dollars in thousands)
Loans past due in excess of 90 days and still accruing	$—	$—
Non-accrual loans	4,799	6,529
Total non-performing loans	4,799	6,529
Other real estate owned (“OREO”)	4,512	4,951
Total non-performing assets (“NPAs”)	$9,311	$11,480
Classified loans (1)	$26,288	$24,932
_____________________________

1)	Classified loan totals are inclusive of non-performing loans and may also include troubled debt restructured loans, depending on the grading of these restructured loans.

5. Other Borrowings:
The components of other borrowings are as follows (in thousands):

	June 30, 2013	December 31, 2012
Term note payable (1)	$8,279	$8,279
Term note payable (2)	8,248	8,248
Total other borrowings	$16,527	$16,527
_____________________________

(1)
In January 2003, the Company issued $8.0 million of Trust Preferred securities through its subsidiary, Intermountain Statutory Trust I. The debt associated with these securities bears interest on a variable basis tied to the 90-day LIBOR (London Inter-Bank Offering Rate) index plus 3.25%, with interest only paid quarterly. The rate on this borrowing was 3.53% at June 30, 2013. The debt is callable by the Company quarterly and matures in March 2033. See Note A below.

(2)
In March 2004, the Company issued $8.0 million of Trust Preferred securities through its subsidiary, Intermountain Statutory Trust II. The debt associated with these securities bears interest on a variable basis tied to the 90-day LIBOR index plus 2.8%, with interest only paid quarterly. The rate on this borrowing was 3.08% at June 30, 2013. The debt is callable by the Company quarterly and matures in April 2034. During the third quarter of 2008, the Company entered into an interest rate swap contract with Pacific Coast Bankers Bank. The purpose of the $8.2 million notional value swap is to convert the variable rate payments made on our Trust Preferred I obligation to a series of fixed rate payments at 7.38% for five years, as a hedging strategy to help manage the Company’s interest-rate risk. See Note A below:

A)
Intermountain’s obligations under the debentures issued to the trusts referred to above constitute a full and unconditional guarantee by Intermountain of the Statutory Trusts’ obligations under the Trust Preferred Securities. In accordance with ASC 810, Consolidation, the trusts are not consolidated and the debentures and related amounts are treated as debt of Intermountain.

6. Earnings Per Share:
The following table presents the basic and diluted earnings per share computations (numbers in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Net income - basic and diluted	$1,941	$782	$3,466	$1,583
Preferred stock dividend	460	481	918	947
Net income applicable to common stockholders	$1,481	$301	$2,548	$636
Denominator:
Weighted average shares outstanding - basic	6,443,294	5,901,321	6,443,142	5,164,576
Dilutive effect of common stock options, warrants, restricted stock awards	41,468	17,867	39,234	16,533
Weighted average shares outstanding — diluted	6,484,762	5,919,188	6,482,376	5,181,109
Earnings per share — basic and diluted:
Earnings per share — basic	$0.23	$0.05	$0.40	$0.12
Effect of dilutive common stock options, warrants, restricted stock awards	—	—	(0.01)	—
Earnings per share — diluted	$0.23	$0.05	$0.39	$0.12

All shares in the table above have been adjusted to reflect the impact of a 10-for-1 reverse stock split, effective, October 5, 2012.

At June 30, 2013 and June 30, 2012, there were 6,269 and 15,310 anti-dilutive common stock options, respectively, not included in diluted earnings per share.  At June 30, 2013, and June 30, 2012, there were 65,323 anti-dilutive common stock warrants-Series A not included in diluted earnings per share.
As part of the Company's January 2012 capital raise (see Note 7 "Stockholders' Equity"), warrants were issued for 1,700,000 shares, and on a reverse-split adjusted basis, 170,000 shares of non-voting common stock. The impacts of these warrants were included in diluted earnings per share, and were calculated using the treasury stock method.

7. Stockholders' Equity:
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
As part of the Company's capital raise in January, 2012, the Company authorized up to 864,600 shares of Mandatorily Convertible Cumulative Participating Preferred Stock, Series B, no par value with a liquidation preference of $0.01 per share (“Series B Preferred Stock”), 698,993 of which were issued. Each of these shares automatically converted into 50 shares of a new series of non-voting common stock at a conversion price of $1.00 per share (the “Non-Voting Common Stock”) in May, 2012 after shareholder approval of such Non-Voting Common Stock. The Non-Voting Common Stock has equal rights in terms of dividends and liquidation preference to the Company's Voting Common Stock, but does not provide holders with voting rights on shareholder matters. The reverse stock split reduced the number of non-voting shares outstanding.
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

8. Income Taxes:
For the three and six month periods ended June 30, 2013 and June 30, 2012, respectively, the Company recorded no income tax provision. In each of these periods, the Company generated positive net income before income taxes, but recorded no provision as it offset current income against carryforward losses from prior years. The Company maintained a net deferred tax asset of $15.1 million and $12.3 million as of June 30, 2013 and December 31, 2012, net of a valuation allowance of $7.5 million and $8.5 million, respectively. The increase in the deferred tax asset at June 30, 2013 from prior periods reflected the potential tax impacts associated with a reduction in the fair value of the Company's investments available for sale during the quarter.
Intermountain uses an estimate of future earnings, future reversal of taxable temporary differences, and tax planning strategies to determine whether it is more likely than not that the benefit of the deferred tax asset will be realized. At June 30, 2013, Intermountain assessed whether it was more likely than not that it would realize the benefits of its deferred tax asset. Intermountain determined that the negative evidence associated with a three-year cumulative loss for the period ended December 31, 2011, and challenging economic conditions continued to outweigh the positive evidence. Therefore, Intermountain maintained the valuation allowance of $7.5 million against its deferred tax asset at June 30, 2013, as compared to an $8.5 million valuation allowance at the end of 2012. The Company analyzes the deferred tax asset on a quarterly basis and may increase the allowance or release a portion or all of this allowance depending on actual results and estimates of future profitability. Including the valuation allowance, Intermountain had a net deferred tax asset of $12.1 million as of June 30, 2013, compared to a net deferred tax asset of $12.3 million as of December 31, 2012. The increase in the deferred tax asset at June 30, 2013 from prior periods reflected the potential tax impacts associated with a reduction in the fair value of the Company's investments available for sale during the quarter.
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
The completion of the $47.3 million capital raise in January 2012 triggered Internal Revenue Code Section 382 limitations on the amount of tax benefit from net operating loss carryforwards that the Company can utilize annually, because of the level of investment by several of the larger investors. This could impact the amount and timing of the release of the valuation allowance, largely depending on the level of market interest rates and the fair value of the Company’s balance sheet at the time the offering was completed. The evaluation of this impact is still being completed and will likely not be known until the Company's 2012 tax return is finalized in 2013. Based on its preliminary analysis, the Company believes that it should be able to recapture most or all of its tax benefit from the net operating loss carryforwards in the 20-year carryforward period, even given the Section 382 limitations. As with other future estimates, the Company cannot guarantee these future results.
Intermountain has performed an analysis of its uncertain tax positions and has not recorded any potential penalties, interest or additional tax in its financial statements as of June 30, 2013. If Intermountain did incur penalties or interest, they would be reported in the income tax provision. Intermountain’s tax positions for the years 2009 through 2012 remain subject to review by the Internal Revenue Service. Intermountain does not expect unrecognized tax benefits to significantly change within the next twelve months.

9. Fair Value of Financial Instruments:
Intermountain is required to disclose the estimated fair value of financial instruments, both assets and liabilities on and off the balance sheet, for which it is practicable to estimate fair value. These fair value estimates are made at June 30, 2013 based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price an asset could be sold at or the price a liability could be settled for. However, given there is no active market or observable market transactions for many of the Company's financial instruments, the Company has made estimates of many of these fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimated values.

The estimated fair value of the instruments as of June 30, 2013 and December 31, 2012 are as follows (in thousands):

	Fair Value Measurements as of
		June 30, 2013		December 31, 2012
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash, cash equivalents, restricted cash and federal funds sold	1	$52,941	$52,941	$80,085	$80,085
Available-for-sale securities	2 & 3	256,616	256,616	280,169	280,169
Held-to-maturity securities	2	22,991	24,053	14,826	16,344
Loans held for sale	2	1,081	1,081	1,684	1,684
Loans receivable, net	3	522,740	530,204	520,768	536,003
Accrued interest receivable	2	4,463	4,463	4,320	4,320
BOLI	1	9,642	9,642	9,472	9,472
Other assets	2	2,076	2,076	2,024	2,024
Financial liabilities:
Deposit liabilities	3	699,521	667,667	748,934	751,808
Borrowings	3	106,132	92,969	97,265	94,673
Accrued interest payable	2	316	316	1,185	1,185
Unexercised warrants	3	826	826	828	828
Other liabilities	2	179	179	328	328
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
Securities

The fair values of securities, other than those categorized as level 3 described below, are based principally on market prices and dealer quotes. Certain fair values are estimated using pricing models or are based on comparisons to market prices of similar securities. Securities totaling $248.9 million classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtained fair value measurements from an independent pricing service and internally validated these measurements. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus, prepayment speeds, credit information and the bond’s terms and conditions, among other things.
The available for sale portfolio also includes $7.8 million in super senior or senior tranche collateralized mortgage obligations not backed by a government or other agency guarantee. These securities are valued using Level 3 inputs. These securities are collateralized by fixed rate prime or Alt A mortgages, are structured to provide credit support to the senior tranches, and are carefully analyzed and monitored by management. Because of disruptions in the current market for mortgage-backed securities and collateralized mortgage obligations, an active market did not exist for these securities at June 30, 2013. This is evidenced by a significant widening in the bid-ask spread for these types of securities and the limited volume of actual trades made. As a result, less reliance can be placed on easily observable market data, such as pricing on transactions involving similar types of securities, in determining their current fair value. As such, significant adjustments were required to determine the fair value at the June 30, 2013 measurement date.
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
Other Assets
Other assets include FHLB stock and an interest rate swap. The fair value of stock in the FHLB equals its carrying amount since such stock is only redeemable at its par value. The fair value of the interest rate swap is discussed below.
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
Borrowings
The fair value of short-term borrowing under repurchase agreements is calculated using market rates for replacements and using the Bank's funding migration analysis. The steepened yield curve as well as the fact that many agreements are currently priced below their contractual floors led to a significant decrease in fair value during 2013.

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
Unexercised Warrant Liability
A liability for unexercised warrants was created as part of the Company's capital raise in January, 2012 (see Note 7--Stockholders' Equity). The liability is carried at fair value and adjustments are made periodically through non-interest income to record changes in the fair value. The fair value is measured using warrant valuation modeling techniques, which seek to estimate the market price that the unexercised options would bring if sold. Assumptions used in calculating the value include the volatility of the underlying stock, the risk-free interest rate, the expected term of the warrants, the market price of the underlying stock and the dividend yield on the stock.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present information about the Company’s assets measured at fair value on a recurring basis as of June 30, 2013, and December 31, 2012, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands).

Description	Total	Level 1	Level 2	Level 3
Balance, 6/30/2013
Available-for-Sale Securities:
Corporate Bonds	$5,944	$—	$5,944	$—
State and municipal bonds	49,466	—	49,466	—
Residential mortgage backed securities and SBA Pools	201,205	—	193,451	7,754
Other Assets — Derivative	(152)	—	—	(152)
Total Assets Measured at Fair Value	$256,463	$—	$248,861	$7,602
Other Liabilities — Derivatives	$179	$—	$—	$179
Unexercised Warrants	826	—	—	826
Total Liabilities Measured at Fair Value	$1,005	$—	$—	$1,005

Balance, 12/31/2012
Available-for-Sale Securities:
State and municipal bonds	$63,649	$—	$63,649	$—
Residential mortgage backed securities and SBA Pools	216,519	—	206,277	10,242
Other Assets — Derivative	(245)	—	—	(245)
Total Assets Measured at Fair Value	$279,923	$—	$269,926	$9,997
Other Liabilities — Derivatives	$328	$—	$—	$328
Unexercised Warrants	828	—	—	828
Total Liabilities Measured at Fair Value	$1,156	$—	$—	$1,156

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs ( Level 3) Quarter to Date
	2013			2012
Description	Residential MBS	Derivatives (net)	Unexercised Warrants	Residential MBS	Derivatives (net)	Unexercised Warrants
April 1, Balance	$8,220	$(480)	(772)	$14,118	$(752)	$(1,007)
Total gains or losses (realized/unrealized):
Included in earnings	(21)	149	(54)	(52)	37	157
Included in other comprehensive income	48	—	—	183	—	—
Principal Payments	(493)	—	—	(748)	—	—
Sales of Securities	—	—	—	—	—	—
Transfers in and /or out of Level 3	—	—	—	—	—	—
June 30, Balance	$7,754	$(331)	$(826)	$13,501	$(715)	$(850)

	Fair Value Measurements Using Significant Unobservable Inputs ( Level 3) Year to Date
	2013			2012
Description	Residential MBS	Derivatives (net)	Unexercised Warrants	Residential MBS	Derivatives (net)	Unexercised Warrants
January 1, Balance	$10,242	$(573)	(828)	$14,774	$(850)	$—
Total gains or losses (realized/unrealized):
Included in earnings	(22)	242	2	(323)	(411)	157
Included in other comprehensive income	229	—	—	427	546	—
Principal Payments	(833)	—	—	(1,377)	—	—
Sales of Securities	(1,862)	—	—	—	—	(1,007)
Transfers in and /or out of Level 3	—	—	—	—	—	—
June 30, Balance	$7,754	$(331)	$(826)	$13,501	$(715)	$(850)

The following tables present additional quantitative information about assets and liabilities measured at fair value on a recurring basis and for which the company has utilized Level 3 inputs to determine fair value, as of June 30, 2013:

	Valuation Techniques	Unobservable Input	Range of Inputs
Residential mortgage-backed securities	Discounted cash flow and consensus pricing	Prepayment	8.98% to 42.52% CPR (1)
		Default rates	(0.15)% to 15.88% CDR (2)
		Loss severities	0% to 100.03%
Interest Rate Derivatives	Discounted cash flow modeling and market indications	Cash flows of underlying instruments	Various payment mismatches based on characteristics of underlying loans
		Swap rates	0.50% to 1.00%
		LIBOR rates	0.19% to 0.42%
Unexercised Warrants	Warrant valuation models	Estimated underlying stock price volatility	60% to 100%
		Duration	1.75 to 2.0 years
		Risk-free rate	0.30% to 0.50%

(1) CPR: Constant prepayment rate
(2) CDR: Constant default rate

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Intermountain may be required, from time to time, to measure certain other financial assets at fair value on a non-recurring basis. The following table presents the carrying value for these financial assets as of dates indicated (in thousands):

Description	Total	Level 1	Level 2	Level 3
Balance, 6/30/2013
Loans(1)	$17,910	$—	$—	$17,910
OREO	4,512	—	—	4,512
Total Assets Measured at Fair Value	$22,422	$—	$—	$22,422
Balance, 12/31/2012
Loans(1)	$14,629	$—	$—	$14,629
OREO	4,951	—	—	4,951
Total Assets Measured at Fair Value	$19,580	$—	$—	$19,580
_____________________________

(1)	Represents impaired loans, net of allowance for loan loss, which are included in loans.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the company has utilized Level 3 inputs to determine fair value at June 30, 2013:

	Valuation Techniques	Unobservable Input	Range of Inputs
Impaired Loans	Discounted cash flows and appraisal of collateral	Amount and timing of cash flows	No payment deferral to indefinite payment deferral
		Discount Rate	4% to 9%
		Appraisal adjustments	10% to 35%
		Liquidation Expenses	10% to 15%
OREO	Appraisal of collateral	Appraisal adjustments	10% to 35%
		Liquidation Expenses	10% to 15%

Impaired Loans
Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for impaired loans when establishing the allowance for credit losses. Such amounts are generally based on either the estimated fair value of the cash flows to be received or the fair value of the underlying collateral supporting the loan less selling costs. Real estate collateral on these loans and the Company’s OREO is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace. Management reviews these valuations and makes additional valuation adjustments, as necessary, including subtracting estimated costs of liquidating the collateral or selling the OREO. If the value of the impaired loan is determined to be less than the recorded investment in the loans, the impairment is recognized and the carrying value of the loan is adjusted to fair value through the allowance for loan and lease losses. The carrying value of loans fully charged off is zero. The related nonrecurring fair value measurement adjustments have generally been classified as Level 3 because of the significant assumptions required in estimating future cash flows on these loans, and the rapidly changing and uncertain collateral values underlying the loans. Volatility and the lack of relevant and current sales data in the Company’s market areas for various types of collateral create additional uncertainties and require the use of multiple sources and management judgment to make adjustments. Loans subject to nonrecurring fair value measurement were $17.9 million at June 30, 2013 all of which were classified as Level 3.
OREO
OREO represents real estate which the Company has taken control of in partial or full satisfaction of loans. At the time of foreclosure, Generally Accepted Accounting Principles (“GAAP”) states that OREO is recorded at its fair value less cost to sell. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan and lease losses. After foreclosure, management periodically performs valuations such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell. Fair value adjustments on other real estate owned are recognized within net loss on real estate owned as a component of non-interest expense. Fair value is determined from external appraisals and other valuations using judgments and estimates of external professionals. Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3. The Company’s OREO at June 30, 2013 totaled $4.5 million, all of which was classified as Level 3.

10. New Accounting Pronouncements:
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
Since opening in 1981, the Bank grew by opening additional branch offices throughout Idaho and has also expanded into the states of Oregon and Washington. Intermountain also operates Trust and Investment Services divisions, which provide investment, insurance, wealth management and trust services to its clients.
The national economic recession and soft local markets slowed the Company’s growth during the past several years. In response, Company management shifted its priorities to improving asset quality, raising additional capital, maintaining a conservative balance sheet and improving the efficiency of its operations. After achieving its objectives in these areas and with stronger local economies, management is now exploring prudent growth opportunities in its market areas.
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

The Company’s strengths include a strong, committed team of experienced banking officers, a loyal and low-cost deposit base, a sophisticated risk management system, and a strong operational and compliance infrastructure. In the current slow-growth environment, the Company is leveraging these strengths to seek prudent growth opportunities while continuing to improve operating efficiency. In particular, Company management is focused on the following:

•
Increasing and diversifying its loan origination activity by pursuing attractive small and mid-market commercial credits in its markets, originating commercial real estate loans to strong borrowers, originating mortgage loans to strong borrowers at conservative loan-to-values in rural and smaller suburban areas, expanding and diversifying its agricultural portfolio, and expanding its already strong government-guaranteed loan marketing efforts.

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
During the quarter ended June 30, 2013, the Company transferred $8.5 million in securities from its available-for-sale portfolio to its held-to-maturity portfolio, based on management's intent and ability to hold these securities to maturity. This transfer was recorded at fair market value and the unrealized loss at the date of transfer continues to be reported as accumulated other comprehensive income, net of applicable deferred income taxes, and will be amortized over the remaining life of the securities as an adjustment to yield. Upon transfer to the held-to-maturity category,  premium and discount accounts were adjusted to reflect the fair market value of the security.  The resulting premiums and discounts will also be amortized as an adjustment to yield.
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
Management believes the allowance for loan losses was adequate at June 30, 2013. While management uses available information to provide for loan losses, the ultimate collectability of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions and other relevant factors. A slowdown in economic activity could adversely affect cash flows for both commercial and individual borrowers, as a result of which the Company could experience increases in nonperforming assets, delinquencies and losses on loans. The allowance requires considerable judgment on the part of management, and material changes in the allowance can have a significant impact on the Company's financial position and results of operations.
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
At June 30, 2013, Intermountain assessed whether it was more likely than not that it would realize the benefits of its deferred tax asset. Intermountain determined that the negative evidence associated with a three-year cumulative loss for the period ended December 31, 2011, and soft economic conditions continued to outweigh the positive evidence. Therefore, Intermountain maintained a valuation allowance of $7.5 million against its deferred tax asset. The company analyzes the deferred tax asset on a quarterly basis and may recapture a portion or all of this allowance depending on future profitability. Including the valuation allowance, Intermountain had a net deferred tax asset of $15.1 million as of June 30, 2013, compared to a net deferred tax asset of $12.3 million as of December 31, 2012.
The completion of the capital raise noted in the "Business Strategy & Opportunities" section above triggered Internal Revenue Code Section 382 limitations on the amount of tax benefit from net operating loss carryforwards that the Company can claim annually. The effect of this limitation is currently being evaluated and is influenced by the level of market interest rates and the fair value of the Company's balance sheet at the time the offering was completed. This could impact the amount and timing of the release of the valuation allowance. The evaluation of this impact is currently in process and will likely not be known until the Company's final 2012 tax position is determined later in 2013. See Note 8 to the Consolidated Financial Statements for more information.
Note 11, “New Accounting Pronouncements” in the Notes to the Consolidated Financial Statements, discusses new accounting pronouncements adopted by Intermountain and the expected impact of accounting pronouncements recently issued or proposed, but not yet required to be adopted.

Results of Operations
Overview. Intermountain recorded net income applicable to common stockholders of $2.5 million, or $0.39 per diluted share for the six months ended June 30, 2013, compared with net income of $636,000, or $0.12 per diluted share for the six months ended June 30, 2012. All earnings per share numbers reflect the impact of the 10-for-1 reverse stock split completed in October 2012. The improvement in net income for the period indicated over the comparable period last year resulted from decreases in the loan loss provision, interest expense and operating expense, and an increase in other income. These factors offset a decrease in interest income. For the quarter ended June 30, 2013, Intermountain recorded net income applicable to common stockholders of $1.5 million, or $0.23 per diluted share, compared with net income of $1.1 million, or $0.16 per diluted share, and $301,000, or $0.05 per diluted share for the quarters ended March 31, 2013 and June 30, 2012, respectively. The primary reason for the increase in income for the three month and six month period ended June 30, 2013 was attributed to the significant reduction in the loan loss provision during those periods.
The annualized return on average assets (“ROAA”) was 0.74% for the six months ended June 30, 2013, as compared to 0.33% in the same period last year, and the annualized return on average common equity (“ROAE”) was 5.85% in 2013 and 2.27% in 2012, respectively.
Net Interest Income. The most significant component of earnings for the Company is net interest income, which is the difference between interest income from the Company’s loan and investment portfolios, and interest expense on deposits, repurchase agreements and other borrowings. During the six months ended June 30, 2013 and June 30, 2012, net interest income was $14.8 million and $15.4 million, respectively. The decrease in net interest income from last year reflects lower interest income on both loans and investments resulting primarily from declines in rates earned on these assets. Very low market rates and intense competition for strong borrowers continue to pressure both the Company's and its competitors' loan yields. Investment portfolio yields are also down, reflecting the impacts of Federal Reserve purchases of mortgage-backed securities, strong general demand for fixed income securities, and rapid prepayment speeds on the Company's mortgage-backed securities. Interest expense on deposits continued to decrease as deposit rates declined in response to lower market rates, and CD volumes continued to contract. The decrease in interest expense on other borrowings from the same six-month period last year reflected both lower average borrowing volumes and lower rates paid.
Average interest-earning assets decreased by 0.3% to $844.5 million for the six months ended June 30, 2013 compared to $847.0 million for the six months ended June 30, 2012. Average loans increased $10.5 million during this period, but was offset by a $13.0 million decrease in average investments and cash. Higher loan volumes reflect modestly stronger local market conditions and marketing efforts by Company lending staff.
Average interest-bearing liabilities decreased by $32.2 million, or 3.8%, for the six month period ended June 30, 2013 compared to June 30, 2012. Average deposit balances decreased $17.2 million, or 2.4%, average Federal Home Loan Bank ("FHLB") advances decreased $23.7 million, or 81.6%, and average other borrowings increased $8.7 million, or 10.6%. The decrease in deposits primarily reflects payoffs of higher rate wholesale and retail CDs and the loss of savings balances associated with a terminated contract for secured credit cards. The decrease in FHLB advances reflects management’s focus on lowering interest expense and reducing higher rate or non-relationship funding, while the increase in other borrowings resulted from stronger repurchase demand by the Company's municipal customers.
The net interest margin was 3.51% for the six months ended June 30, 2013 as compared to 3.61% in the comparable period of 2012. Decreases in the average yields on both loans and investments more than offset lower deposit and borrowing costs.
The Company continues to operate in an unprecedented low rate environment, in which the Fed Funds target rate is less than 0.25% and the Federal Reserve continues to purchase mortgage assets to reduce longer rates. However, yields on the 10-year US Treasury bond increased about 1% in the second quarter of 2013, as a combination of stronger economic news and speculation about the Fed tapering its bond purchases later in 2013 led investors to sell longer bonds. This market rate movement had a negligible impact on the Company's earnings during the quarter, as the increase in longer yields did not translate directly into higher yields on the Company's earning assets. The Company's short-term variable rate loans are tied primarily to the national prime rate or the overnight or one-month London Interbank Offering Rate (LIBOR), which did not move. In addition, excess industry liquidity and continuing strong competition for quality borrowers dampened any short-term impact higher long-term market rates had on the loan portfolio.

Higher market rates could improve yields and earnings in the Company's investment portfolio in future quarters by slowing prepayment speeds on mortgage-backed securities and increasing yields on new investments. However, this potential positive impact may be offset by the Company repositioning its investment portfolio to shorten duration and reduce price risk from the impact of further market rate increases on the value of the portfolio.
Management continues to work diligently to redeploy cash assets into higher yielding loans and investments, and in particular is now focused on more rapid expansion of the loan portfolio to offset some of the pressure on yields. The Company also continues to focus on lowering its overall cost of funds, while maintaining transaction deposit balances from core relationship customers. The cost on interest-bearing liabilities dropped from 0.68% for the first six months of 2012 to 0.48% for the same period in 2013. Management believes that some opportunities still remain to further lower funding costs. However, given the already low level of market rates and the Company’s cost of funds, any future gains are likely to be less than those already experienced.
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
The provision for losses on loans totaled $426,000 for the six months ended June 30, 2013, compared to a provision of $2.5 million for the comparable period last year. Lower provision costs reflect continued improvements in the quality of the Company's loan portfolio as reflected by the reduction in non-performing assets to 1% of assets as of June 30, 2013. To reference the summary of provision and loan loss allowance activity for the periods indicated, see Note 4 to the Consolidated Financial Statements, "Loans and Allowance for Loan Losses."

Net chargeoffs dramatically declined to $327,000 in the first six months of 2013, compared to $5.0 million in the first six months of 2012. In general, portfolio losses are no longer concentrated in any particular industry or loan type, as prior efforts to reduce exposure in construction, land development and commercial real estate loans have decreased the exposure in these segments considerably. The Company continues to resolve or liquidate its problem loans aggressively, particularly those with higher loss exposures, and now believes that the risk of future large losses is significantly reduced. The loan loss allowance to total loans ratio was 1.52% at June 30, 2013, compared to 1.96% at June 30, 2012 as the company charged off loans against the higher reserve previously established to accommodate potential loss exposure in the portfolio. At the end of June 2013, the allowance for loan losses totaled 167.6% of non-performing loans compared to 155.2% at June 30, 2012. The increase in this coverage ratio despite a lower total dollar allowance for loan loss reflects the reduction of non-performing loans over the prior period.

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

General trending information with respect to non-performing loans, non-performing assets, and other key portfolio metrics is as follows (dollars in thousands):

Credit Quality Trending

	6/30/2013	3/31/2013	12/31/2012	6/30/2012
	(Dollars in thousands)
Total non-performing loans (“NPLs”)	$4,799	$5,137	$6,529	$6,595
OREO	4,512	4,664	4,951	5,267
Total non-performing assets (“NPAs”)	$9,311	$9,801	$11,480	$11,862
Classified loans (1)	$26,288	$25,295	$24,933	$35,764
Troubled debt restructured loans (2)	$11,791	$7,827	$6,719	$5,237
Total allowance related to non-accrual loans	$121	$86	$536	$368
Interest income recorded on non-accrual loans (3)	$119	$85	$424	$166
Non-accrual loans as a percentage of net loans receivable	0.92%	1.03%	1.25%	1.29%
Total non-performing loans as a % of net loans receivable	0.92%	1.03%	1.25%	1.29%
Allowance for loan losses (“ALLL”) as a percentage of non-performing loans	167.6%	149.5%	121.7%	155.2%
Total NPAs as a % of total assets (4)	1.00%	1.05%	1.18%	1.23%
Total NPAs as a % of tangible capital + ALLL (“Texas Ratio”) (4)	7.69%	7.93%	9.39%	9.74%
Loan delinquency ratio (30 days and over)	0.22%	0.14%	0.13%	0.25%
_____________________________

(1)	Classified loan totals are inclusive of non-performing loans and may also include troubled debt restructured loans, depending on the grading of these restructured loans.

(2)	Includes accruing restructured loans of $10.2 million and non-accruing restructured loans of $1.6 million. No other funds are available for disbursement on restructured loans.

(3)	Interest income on non-accrual loans based on year-to-date interest totals

(4)	NPAs include both nonperforming loans and OREO
The decrease in NPLs from year end reflects continued loan resolution activity. The Company’s special assets team continues to migrate loans through the collections process through multiple management strategies, including borrower workouts and individual asset sales to local and regional investors. The Company continues to monitor its non-accrual loans closely and revalue the collateral on a periodic basis. This re-evaluation may create the need for additional write-downs or additional loss reserves on these assets. Loan delinquencies (30 days or more past due) continue at very low levels, although at 0.22%, they are up slightly from year end.
The following table summarizes NPAs by type and provides trending information over the past year:

Nonperforming Asset Trending By Category

	6/30/2013	3/31/2013	6/30/2012
	(Dollars in thousands)
Commercial loans	$1,417	$1,573	$4,283
Commercial real estate loans	2,728	2,910	682
Land and land development loans	4,626	4,852	6,364
Agriculture loans	276	276	34
Residential real estate loans	173	186	479
Consumer loans	91	4	20
Total NPAs by Categories	$9,311	$9,801	$11,862

Land development assets continue to represent the highest segment of non-performing assets, and primarily reflect one large $4.5 million OREO property. The increase in commercial real estate NPAs since June 30, 2012 is the result of one larger credit that is expected to be resolved in the latter half of 2013. The totals for the other segments are relatively small and have largely declined since last year. The majority of NPAs are in northern Idaho, reflecting the OREO property noted above and the stronger market presence the Company holds in Northern Idaho. The overall level of NPAs remains below the average of the Company’s peer group.
At June 30, 2013 and December 31, 2012 classified loans (loans with risk grades 6, 7 or 8) by loan type are as follows:

	June 30, 2013		December 31, 2012
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial loans	$6,676	25.4%	$7,693	30.9%
Commercial real estate loans	6,064	23.1	5,156	20.7
Land and land development loans	1,140	4.3	1,515	6.1
Agriculture loans	4,313	16.4	2,143	8.6
Multifamily loans	4,321	16.4	5,118	20.5
Residential real estate loans	3,542	13.5	3,045	12.2
Consumer loans	232	0.9	262	1.0
Total classified loans	$26,288	100.0%	$24,932	100.0%

Classified loans are loans for which management believes it may experience some problems in obtaining repayment under the contractual terms of the loan, and are inclusive of the Company’s non-accrual loans. However, categorizing a loan as classified does not necessarily mean that the Company will experience any or significant loss of expected principal or interest.
Classified loans increased modestly from December 31, 2012, largely as the result of adding one larger commercial real estate credit and one agricultural credit, both of which the Company anticipates resolving in the latter half of 2013, without any significant additional loss.
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
Local economies continue to improve, but are still subject to risk from various world and national events, particularly as they impact local confidence and business investment. Within the local economies, there are relatively wide variations in the strength of different industry segments. Manufacturing, technology, and health-care businesses are strong and improving. Housing and commercial real estate are also improving, assisted by relatively strong price affordability and low mortgage rates. Agriculture continues to be strong overall, although risks are increasing as a result of moderating prices, increasing input costs and concerns over adequate water in 2014. The Company has enhanced its monitoring of this portfolio and added to the loan loss reserves tied to this segment. Although conditions are better than a year ago, the government and retail sectors remain relatively weak.
Full economic recovery in the region is likely to occur slowly and over a multi-year period. As such, management believes that classified loans will likely remain elevated through the remainder of 2013, but at levels lower than those experienced in recent periods. In addition, loss exposure from these loans appears to have decreased significantly, and should continue to be lower than the heavy losses experienced in prior years. Given market volatility and future uncertainties, as with all forward-looking statements, management cannot assure nor guarantee the accuracy of these future forecasts.
Management continues to work towards reducing the level of non-performing assets, classified loans and loss exposures. It uses a variety of analytical tools and an integrated stress testing program involving both qualitative and quantitative modeling to assess the current and projected state of its credit portfolio. The results of this program are integrated with the Company’s capital and liquidity modeling programs to manage and mitigate future risk in these areas as well.
     Other Income.
The following tables detail dollar amount and percentage changes of certain categories of other income for the three and six month periods ended June 30, 2013 and June 30, 2012.

Other Income - Three Months Ended	June 30, 2013	June 30, 2012	Change	Percent Change
	(Dollars in thousands)
Fees and service charges	$1,895	$1,592	$303	19%
Loan related fee income	696	686	10	1
Net gain on sale of securities	163	—	163	100
Net gain on sale of other assets	2	18	(16)	(89)
Other-than-temporary credit impairment on investment securities ("OTTI")	(21)	(52)	31	(60)
Bank-owned life insurance	85	87	(2)	(2)
Fair value adjustment on cash flow hedge	80	90	(10)	(11)
Unexercised warrant liability fair value adjustment	(54)	158	(212)	(134)
Other income	40	189	(149)	(79)
Total	$2,886	$2,768	$118	4%

Other Income - Six Months Ended	June 30, 2013	June 30, 2012	Change	Percent Change
	(Dollars in thousands)
Fees and service charges	$3,570	$3,185	$385	12%
Loan related fee income	1,263	1,299	(36)	(3)
Net gain on sale of securities	203	585	(382)	(65)
Net gain on sale of other assets	6	22	(16)	(73)
Other-than-temporary credit impairment on investment securities ("OTTI")	(63)	(323)	260	(80)
Bank-owned life insurance	170	174	(4)	(2)
Fair value adjustment on cash flow hedge	146	(294)	440	(150)
Unexercised warrant liability fair value adjustment	2	158	(156)	(99)
Other income	153	398	(245)	(62)
Total	$5,450	$5,204	$246	5%

Total other income was $2.9 million and $2.8 million for the three months ended June 30, 2013 and June 30, 2012, respectively. For the comparable six-month periods, total other income was $5.5 million in 2013 and $5.2 million in 2012. For the three-month comparable periods, increases in fees and service charges and a net gain on the sale of securities offset a reduction in the fair value of unexercised warrants and lower other income. The increase in income for the comparable six-month period reflects higher fees and service charges, lower credit impairment on impaired investment securities, and a positive adjustment on hedge fair values. These offset lower gains on security sales, a negative adjustment on the value of unexercised warrants and lower other income.
Fees and service charges earned on deposit, trust and investment accounts continue to be the Company’s primary sources of other income. Fees and service charges in the first six months of 2013 increased by $385,000 from the comparable 2012 period as changes in the Company's deposit account pricing and increased investment service income offset reductions in overdraft fee income.
Loan related fee income was down modestly from the same period last year, as a result of weaker mortgage refinance activity. Low mortgage rates, government refinance programs and improvements in the housing market continue to drive relatively high levels of activity in this area.
The Company recognized $203,000 in gains on the sale of securities during the first six months of 2013 as it repositioned some of its investment portfolio to reduce price risk. This more than offset a smaller credit loss impairment on impaired securities for the period. The Company also recorded a positive $146,000 fair value adjustment related to a cash flow hedge on one of the Company's trust preferred obligations. The negative $323,000 adjustment in 2012 resulted from the loss of hedge effectiveness on the instrument and is being recovered as the hedge reaches maturity later in 2013. The Company also recognized a small fair value adjustment taken on the Company's unexercised warrant liability. This liability was created by the issuance of three-year warrants for 1,700,000 shares, and on a reverse-split adjusted basis, 170,000 shares, to investors as part of the Company's January 2012 capital raise and must be fair-valued every quarter. As such, there are likely to be fluctuating adjustments in future periods.

BOLI income was down slightly from the prior year as yields declined modestly and the Company did not purchase or liquidate BOLI assets. Other non-interest income totaled $153,000 for the six-month period, compared to $398,000 for the comparable prior period. The reductions reflect continued decreases in the Company's secured card contract as this contract terminated in the first quarter of 2013. The Company is seeking to replace the lost income from this contract with other card or payment-based initiatives.
     Operating Expenses.
The following table details dollar amount and percentage changes of certain categories of other expense for the three and six month periods ended June 30, 2013 and June 30, 2012.

Other Expense - Three Months Ended	June 30, 2013	June 30, 2012	Change	Percent Change
	(Dollars in thousands)
Salaries and employee benefits	$4,283	3,871	412	11%
Occupancy expense	1,521	1,623	(102)	(6)%
Advertising	180	168	12	7%
Fees and service charges	656	629	27	4%
Printing, postage and supplies	173	300	(127)	(42)%
Legal and accounting	471	396	75	19%
FDIC assessment	165	308	(143)	(46)%
OREO operations(1)	32	120	(88)	(73)%
Other expense	739	807	(68)	(8)%
Total	$8,220	8,222	(2)	—%

Other Expense - Six Months Ended	June 30, 2013	June 30, 2012	Change	Percent Change
	(Dollars in thousands)
Salaries and employee benefits	$8,458	8,006	452	6%
Occupancy expense	3,045	3,307	(262)	(8)%
Advertising	294	280	14	5%
Fees and service charges	1,273	1,250	23	2%
Printing, postage and supplies	390	601	(211)	(35)%
Legal and accounting	812	746	66	9%
FDIC assessment	351	621	(270)	(43)%
OREO operations(1)	143	224	(81)	(36)%
Other expense	1,632	1,485	147	10%
Total	$16,398	16,520	(122)	(1)%

(1)	Amount includes chargedowns and gains and losses on sale of OREO
Operating expense for both the second quarter of 2013 and the second quarter of 2012 totaled $8.2 million. Lower occupancy, printing, supply, FDIC assessment, OREO and other expense offset increased salary and employee benefit expense. For the comparable six month periods of 2013 and 2012, operating expense was down $122,000 from $16.5 million to $16.4 million. Decreases in occupancy, printing, supply, FDIC assessment and OREO expenses offset higher compensation and other expense.
At $8.5 million, compensation and benefits expense increased modestly from the same six-month period in 2012. After large staff reductions in prior years, staffing levels stabilized over the past year, and the compensation increase reflects higher commission and bonus income, and the payment of severance and other one-time expenses in the second quarter of 2013. Although the Company has largely completed its staff restructuring efforts, it continues to evaluate opportunities to improve staff efficiency while positioning itself for balance sheet growth.
Occupancy and technology expenses decreased $262,000 from the prior six-month period, reflecting lower depreciation, software and rent expense. The Company continues to review asset and software purchases carefully and re-negotiate contracts to further lower expense in this area. It also completed a conversion of its core data processing system during the second quarter of 2013, which it anticipates will result in significant savings in future years.

Advertising expense and fees and service charges were up modestly from the prior period, while reductions in mailed statements, leased printing equipment and office supply usage have lowered printing, postage and supply expenses. Legal and accounting fees increased modestly over last year as a result of consulting services associated with the Company's data processing conversion.
FDIC expenses decreased significantly over the same six-month period last year because of changes in the FDIC assessment formula and a lower assessment rate.
OREO expenses decreased $81,000 over the prior year reflecting lower OREO activity. Other expenses increased $147,000 from the same six-month period in 2012, primarily as a result of increased operational losses relating to one electronic banking fraud incident and the settlement of claims for losses incurred on several mortgage loans that had been sold several years ago. The increase in operating losses offset decreases in insurance, armored car and telecommunications expense.
Annualized operating expense as a percentage of average assets was 3.50% and 3.49% for the six-month periods ending June 30, 2013 and June 30, 2012, respectively. The Company’s efficiency ratio (noninterest expense divided by the sum of net interest income and non-interest income) was 80.8% for the six months ended June 30, 2013, compared to 80.1% for the comparable period one year ago. With economic conditions likely to remain challenging in the near future, the Company continues to develop and implement additional efficiency and cost-cutting efforts.
     Income Tax Provision.
For the three and six month periods ended June 30, 2013 and June 30, 2012, respectively, the Company recorded no income tax provision. In each of these periods, the Company generated positive net income before income taxes, but recorded no provision as it offset current income against carryforward losses from prior years. The effective tax rates were 0.0% for each of these periods. The Company maintained a net deferred tax asset of $15.1 million and $12.3 million as of June 30, 2013 and December 31, 2012, net of a valuation allowance of $7.5 million and $8.5 million, respectively. The increase in the deferred tax asset at June 30, 2013 from prior periods reflected the potential tax impacts associated with a reduction in the fair value of the Company's investments available for sale during the quarter.
Intermountain uses an estimate of future earnings, future reversal of taxable temporary differences, and tax planning strategies to determine whether it is more likely than not that the benefit of the deferred tax asset will be realized. At June 30, 2013, Intermountain assessed whether it was more likely than not that it would realize the benefits of its deferred tax asset. Intermountain determined that the negative evidence associated with a three-year cumulative loss for the period ended December 31, 2011, and challenging economic conditions continued to outweigh the positive evidence. Therefore, Intermountain maintained the valuation allowance of $7.5 million against its deferred tax asset at June 30, 2013. The Company analyzes the deferred tax asset on a quarterly basis and may increase the allowance or release a portion or all of this allowance depending on actual results and estimates of future profitability.
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
The completion of the $47.3 million capital raise in January 2012 triggered Internal Revenue Code Section 382 limitations on the amount of tax benefit from net operating loss carryforwards that the Company can utilize annually, because of the level of investment by several of the larger investors. This could impact the amount and timing of the release of the valuation allowance, largely depending on the level of market interest rates and the fair value of the Company’s balance sheet at the time the offering was completed. The evaluation of this impact is still being completed and will likely not be known until its 2012 tax return is finalized later in 2013. Based on its preliminary analysis, the Company believes that it should be able to recapture most or all of its tax benefit from the net operating loss carryforwards in the 20-year carryforward period, even given the Section 382 limitations. As with other future estimates, the Company cannot guarantee these future results.

Financial Position
Assets. At June 30, 2013, Intermountain’s assets were $930.6 million, down $41.6 million from $972.1 million at December 31, 2012. The decrease in assets reflected reductions in available-for-sale investments and cash used to reduce various deposit liabilities.
Investments. Intermountain’s investment portfolio at June 30, 2013 was $281.8 million, a decrease of $15.4 million, or 0.5% from the December 31, 2012 balance of $297.3 million. The decrease was primarily due to reductions in the fair value of the available-for-sale investment portfolio as a result of rising market rates, and the Company's efforts to reposition some of the portfolio to reduce price risk from further potential rate increases. Management remains cautious about the volatile investment environment and is working to further shorten the duration of its available-for-sale investment portfolio. As of June 30, 2013, the balance of the unrealized loss on investment securities, net of federal income taxes, was $641,000, compared to an unrealized gain at December 31, 2012 of $3.5 million. The decrease reflected the negative impact on the value of the portfolio resulting from an approximate one percent increase in market interest rates.
The Company currently holds one residential MBS, with a current face value totaling $5.8 million that is determined to have an other than temporary impairments (“OTTI”), as detailed in the table below (dollars in thousands):

	Principal	Fair	Unrealized	Cumulative OTTI Credit Loss Recorded in	Cumulative OTTI Impairment Loss Recorded in
	Balance	Value	(Loss) Gain	Income	OCI
Security 1	5,808	4,757	558	(901)	(864)

As indicated in the table above, impairment for this security totals $1.8 million, of which $902,000 has been recorded as credit loss impairment in income and the remainder in other comprehensive income. The Company recorded additional credit loss impairment for this security in the first half of 2013 of $63,000. At this time, the Company anticipates holding the security until its value is recovered or until maturity, and will continue to adjust its net income (loss) and other comprehensive income (loss) to reflect potential future credit loss impairments and the security’s market value. The Company calculated the credit loss charges against earnings each quarter by subtracting the estimated present value of future cash flows on the securities from their amortized cost less the total of previous credit loss impairment at the end of each period. The Company sold the only other security for which OTTI had been recognized in the first quarter of 2013, recognizing a $40,000 gain on the sale.
Loans Receivable. At June 30, 2013 net loans receivable totaled $522.7 million, up $2.0 million from $520.8 million at December 31, 2012.
The following table sets forth the composition of Intermountain’s loan portfolio at the dates indicated. Loan balances exclude deferred loan origination costs and fees and allowances for loan losses.

	June 30, 2013		December 31, 2012
	Amount	%	Amount	%
	(Dollars in thousands)
Commercial loans	$113,699	21.4%	$121,307	23.0%
Commercial real estate loans	190,816	36.0	186,844	35.4
Commercial construction loans	10,085	1.9	3,832	0.7
Land and land development loans	30,895	5.8	31,278	5.9
Agriculture loans	94,831	17.8	85,967	16.3
Multifamily loans	15,271	2.9	16,544	3.1
Residential real estate loans	58,309	11.0	60,020	11.3
Residential construction loans	2,004	0.4	940	0.2
Consumer loans	8,843	1.7	9,626	1.8
Municipal loans	6,029	1.1	12,267	2.3
Total loans	530,782	100.0%	528,625	100.0%
Allowance for loan losses	(8,042)		(7,943)
Deferred loan fees, net of direct origination costs	—		86
Loans receivable, net	$522,740		$520,768
Weighted average interest rate	5.28%		5.28%

Increases in commercial real estate and commercial construction offset decreases in commercial loans, as commercial project activity heated up in the Company's market areas. Commercial customers remain cautious about expansion, however, and are relying more on cash than in years prior to the recession. Increases in agricultural loans reflect seasonal activity, while the reduction in municipal loans resulted from the payoff of a larger municipal construction loan as the project was completed. Most other loan categories were relatively stable from year end.

The commercial portfolio is diversified by industry with a variety of small business customers that have held up relatively well during this economic downturn. As soft economic conditions continue, however, the Company continues to experience some stress in this portfolio. Most of the commercial credits are smaller, however, and Intermountain carries a higher proportion of SBA and USDA guaranteed loans than many of its peers, reducing the overall risk in this portfolio. As noted above, commercial customers continue to watch economic conditions very closely, but have recently shown more optimism and stronger borrowing demand. Quality commercial borrowers are highly sought after, resulting in keen competition and competitive pricing for these customers.

The commercial real estate portfolio is also well-diversified and consists of a mix of owner and non-owner occupied properties, with relatively few truly non-owner-occupied investment properties. The Company has lower concentrations in this segment than most of its peers, and has underwritten these properties cautiously. In particular, it has limited exposure to speculative investment office buildings and retail strip malls, two of the higher risk segments in this category. This portfolio continues to perform well with relatively low delinquency and loss rates. The Company believes it has some opportunity to increase prudent lending in this area, but again competition is keen for these borrowers.
Most agricultural markets continue to perform well. In fact, the sector has performed so well that many of its best borrowing customers are using excess cash generated over the past couple of years to reduce their overall borrowing position. As noted above, though, risks appear to be increasing in this portfolio as prices moderate, input costs rise and concerns increase over adequate water supplies in 2014.
The residential and consumer portfolios consist primarily of first and second mortgage loans, unsecured loans to individuals, and auto, boat and RV loans. These portfolios have generally performed well with limited delinquencies and defaults. While these loans have generally been underwritten with relatively conservative loan-to-values and strong debt-to-income ratios, the continued soft economy and lower home prices have resulted in some losses in this loan type.
Economic conditions and property values are demonstrating slow but steady improvement in most of the Company's markets. Management expects that credit losses will continue to decrease, but that new borrowing activity will also remain muted over the next few quarters.

Geographic Distribution
As of June 30, 2013, the Company’s loan portfolio by loan type and geographical market area was:

	North Idaho — Eastern	Magic Valley	Greater Boise	E. Oregon, SW Idaho, excluding			% of Loan type to total
Loan Portfolio by Location	Washington	Idaho	Area	Boise	Other	Total	loans
	(Dollars in thousands)
Commercial loans	$81,190	$4,981	$7,810	$15,858	$3,860	$113,699	21.4%
Commercial real estate loans	130,795	10,229	8,491	19,483	21,818	190,816	36.0%
Commercial construction loans	5,085	—	5,000	—	—	10,085	1.9%
Land and land development loans	20,623	1,547	6,655	1,349	721	30,895	5.8%
Agriculture loans	1,902	3,633	18,925	65,836	4,535	94,831	17.8%
Multifamily loans	10,087	150	4,984	30	20	15,271	2.9%
Residential real estate loans	41,939	3,103	3,799	6,967	2,501	58,309	11.0%
Residential construction loans	1,214	—	193	597	—	2,004	0.4%
Consumer loans	5,256	782	610	1,875	320	8,843	1.7%
Municipal loans	4,678	1,351	—	—	—	6,029	1.1%
Total	$302,769	$25,776	$56,467	$111,995	$33,775	$530,782	100.0%
Percent of total loans in geographic area	57.0%	4.9%	10.6%	21.1%	6.4%	100.0%
Percent of total loans where real estate is the primary collateral	69.8%	61.4%	56.2%	40.1%	77.8%	62.2%

As of December 31, 2012, the Company’s loan portfolio by loan type and geographical market area was:

	North Idaho — Eastern	Magic Valley	Greater Boise	E. Oregon, SW Idaho, excluding			% of Loan type to total
Loan Portfolio by Location	Washington	Idaho	Area	Boise	Other	Total	loans
	(Dollars in thousands)
Commercial loans	$87,387	$4,606	$9,252	$13,852	$6,210	$121,307	23.0%
Commercial real estate loans	123,451	11,330	10,651	18,895	22,517	186,844	35.4%
Commercial construction loans	503	—	2,819	—	510	3,832	0.7%
Land and land development loans	20,710	1,748	6,298	1,500	1,022	31,278	5.9%
Agriculture loans	1,670	3,269	16,886	60,479	3,663	85,967	16.3%
Multifamily loans	10,396	151	5,947	30	20	16,544	3.1%
Residential real estate loans	41,624	3,734	3,808	7,083	3,771	60,020	11.3%
Residential construction loans	387	—	240	313	—	940	0.2%
Consumer loans	5,716	1,026	517	2,053	314	9,626	1.8%
Municipal loans	10,880	1,387	—	—	—	12,267	2.3%
Total	$302,724	$27,251	$56,418	$104,205	$38,027	$528,625	100.0%
Percent of total loans in geographic area	57.3%	5.2%	10.7%	19.7%	7.1%	100.0%
Percent of total loans where real estate is the primary collateral	65.5%	67.4%	54.5%	43.3%	74.8%	60.7%

As indicated, 57.0% of the Company’s loans are in northern Idaho and eastern Washington, with the next highest percentage in the rural markets of southwest Idaho outside of Boise. Economic trends and real estate valuations are showing consistent improvement in all the Company's markets now, after a four-year decline. The southwest Idaho and Magic Valley markets are largely agricultural areas which have not seen levels of price appreciation or depreciation as steep as other areas over the last few years. The “Other” category noted above largely represents loans made to local borrowers where the collateral is located outside the Company’s communities. The mix in this category is relatively diverse, with the highest proportions in Oregon, Washington, California, Nevada and Arizona, but no single state comprising more than 2.8% of the total loan portfolio.
Participation loans where Intermountain purchased part of the loan and was not the lead bank totaled $15.8 million at June 30, 2013. $4.3 million of the total is a condominium project in Boise that is currently classified, but is being managed very closely, and for which no loss is expected. The remaining loans are all within the Company’s footprint and management believes they do not present significant risk at this time.

The following table sets forth the composition of Intermountain’s loan originations for the periods indicated.

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
	(Dollars in thousands)
Commercial loans	$16,209	$20,568	(21.2)%	$23,168	$29,103	(20.4)%
Commercial real estate loans	18,995	13,601	39.7	22,119	14,382	53.8
Commercial construction loans	1,257	400	214.3	6,641	854	677.6
Land and land development loans	2,000	2,060	(2.9)	2,203	2,526	(12.8)
Agriculture loans	10,229	18,817	(45.6)	19,096	31,474	(39.3)
Multifamily loans	—	1,191	—	—	1,191	(100.0)
Residential real estate loans	20,782	24,434	(14.9)	36,234	45,081	(19.6)
Residential construction loans	887	473	87.5	1,493	789	89.2
Consumer	873	694	25.8	1,640	1,223	34.1
Municipal	220	2,823	(92.2)	377	3,120	(87.9)
Total loans originated	$71,452	$85,061	(16.0)%	$112,971	$129,743	(12.9)%

Renewed Loans	$59,441	$46,762	27.1%	$104,869	$105,673	27.1%

Overall, 2013 origination activity continues to reflect the muted borrowing demand from virtually all sectors in the current environment, as commercial borrowers remain cautious and agricultural customers experience strong cash flows, reducing their borrowing needs. Activity is strongest in the real estate sectors, as record low interest rates continue to spur refinance activity and encourage stronger borrowers to expand. Overall origination activity is likely to improve from earlier totals as the economy rebounds, but will still be under pressure from slow employment growth and aggressive industry competition for strong borrowers. The Company has chosen not to purchase loan pools or pursue out-of-market participation loans in order to maintain a more conservative credit position. Management believes that those banks that have low-cost funding structures and pursue loan growth through strong relationship networks will perform relatively better in the long run.
Office Properties and Equipment. Office properties and equipment decreased $45,000 from year end to $35.4 million at June 30, 2013 as the Company continued to limit new purchase activity.
Other Real Estate Owned. Other real estate owned decreased by $439,000, or 8.9% from year end. The Company sold five properties totaling $817,000 in the first six months of 2013, had net negative valuation adjustments of $16,000 and added two properties totaling $394,000. A total of three properties remained in the OREO portfolio at quarter end, consisting of $4.5 million in land and land development.
Overall, the Company’s current OREO portfolio is lower than most of its peer group and management anticipates additional reductions in the total in the coming year. The following table details OREO activity during the first six months of 2013 and 2012.

Other Real Estate Owned Activity

	2013	2012
	(Dollars in thousands)
Balance, beginning of period, January 1	$4,951	$6,650
Additions to OREO	394	694
Proceeds from sale of OREO	(817)	(2,047)
Valuation Adjustments in the period(1)	(16)	(30)
Balance, end of period, June 30	$4,512	$5,267
_____________________________

(1)	Amount includes chargedowns and gains/losses on sale of OREO
Intangible Assets. Intangible assets now consist only of a small core deposit intangible derived from prior acquisitions that is amortizing down as time progresses.

Deferred Tax Asset. At June 30, 2013, the Company’s deferred tax asset, net of the valuation allowance noted above, totaled $15.1 million, up from $12.3 million at year end 2012. The increase in the deferred tax asset at June 30, 2013 from prior periods reflected the potential tax impacts associated with a reduction in the fair value of the Company's investments available for sale during the quarter. At June 30, 2013, Intermountain assessed whether it was more-likely-than-not that it would realize the benefits of its deferred tax asset. Intermountain determined that the negative evidence associated with a three-year cumulative loss for the period ending December 31, 2011, and the continued soft economic conditions outweighed the positive evidence. Therefore, Intermountain maintained a valuation allowance of $7.5 million against its deferred tax asset. See the Income Tax Provision section above for more information.
BOLI and Other Assets. Bank-owned life insurance (“BOLI”) and other assets decreased to $19.2 million at June 30, 2013 from $19.6 million at year end, 2012. The decrease reflected lower prepaid expenses, accrued interest receivable and other miscellaneous assets.
Deposits. Total deposits decreased $49.4 million to $699.5 million at June 30, 2013 from $748.9 million at December 31, 2012. The decrease from the fourth quarter reflects additional reductions in higher-cost brokered and retail CDs, the release of savings balances from the termination of a contract to maintain savings balances securing credit cards held by another company, and seasonal tax and operating payments made by clients. The Company continues to focus on managing relationship customers closely, lowering its cost of funds, and moving CD customers seeking higher yields into our investment products. It anticipates a rebound in non-interest bearing demand deposits in the latter half of the year based on seasonal factors. Overall, transaction account deposits comprised 78.2% of total deposits at June 30, 2013, up from 75.8% at the prior year end.
The following table sets forth the composition of Intermountain’s deposits at the dates indicated.

	June 30, 2013		December 31, 2012
	Amount	% of total deposits	Amount	% of total deposits
	(Dollars in thousands)
Non-interest bearing demand accounts	$224,472	32.0%	$254,979	34.0%
Interest bearing demand accounts	100,490	14.4%	99,623	13.3%
Money market 0.0% to 4.02%	222,161	31.8%	213,155	28.5%
Savings and IRA 0.0% to 4.91%	64,390	9.2%	75,788	10.1%
Certificate of deposit accounts (CDs)	37,495	5.4%	43,535	5.8%
Jumbo CDs	50,362	7.2%	56,228	7.5%
Brokered CDs	—	—%	5,200	0.7%
CDARS CDs to local customers	151	—%	426	0.1%
Total deposits	$699,521	100.0%	$748,934	100.0%
Weighted average interest rate on certificates of deposit		1.20%		1.28%
Core Deposits as a percentage of total deposits (1)		92.6%		91.7%
Deposits generated from the Company’s market area as a % of total deposits		100.0%		99.3%
_____________________________

(1)	Core deposits consist of non-interest bearing checking, money market checking, savings accounts, and certificate of deposit accounts of less than $100,000 (excluding public deposits).
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
Deposits by location are as follows (dollars in thousands):

	June 30, 2013	% of total deposits	December 31, 2012	% of total deposits	June 30, 2012	% of total deposits
Deposits by Location
North Idaho — Eastern Washington	$358,681	51.3%	$372,772	49.9%	$337,540	46.5%
Magic Valley Idaho	64,964	9.3%	72,254	9.6%	68,184	9.4%
Greater Boise Area	62,068	8.9%	67,585	9.0%	62,770	8.6%
Southwest Idaho — Oregon, excluding Boise	162,243	23.2%	172,509	23.0%	154,551	21.3%
Administration, Secured Savings	51,565	7.3%	63,814	8.5%	102,964	14.2%
Total	$699,521	100.0%	$748,934	100.0%	$726,009	100.0%

The Company attempts to, and has been successful in balancing loan and deposit balances in each of the market areas it serves. Northern Idaho and eastern Washington deposits currently exceed those in the Company’s southern Idaho and eastern Oregon markets, reflecting the longer presence it has had in these markets. The Company’s deposit market share has grown significantly over the past ten years, and it now ranks third in overall market share in its core markets. During the first quarter of 2013, the contract that the Company maintained to hold the savings deposit balances for secured credit cards was terminated after a number of extensions. The overall impact of this termination will reduce savings balances by approximately $13 million, most of which has already been released. The Company has long anticipated this termination and absorbed the decrease by reducing its current cash position.

     Borrowings. Deposit accounts are Intermountain’s primary source of funds. Intermountain also relies upon advances from the Federal Home Loan Bank of Seattle, repurchase agreements and other borrowings to supplement its funding, reduce its overall cost of funds, and to meet deposit withdrawal requirements. These borrowings totaled $106.1 million and $97.3 million at June 30, 2013 and December 31, 2012, respectively. The increase from year end reflects fluctuations in municipal repurchase activity.

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

The current highly unusual market and rate conditions have heightened interest rate risk for the Company and most other financial institutions. Continued very low market rates, keen competition for quality borrowers, rapid mortgage prepayments, and high demand for fixed income securities is negatively impacting net interest income and could continue to do so for a relatively long period of time. In addition, market values on the Company's available-for-sale securities portfolio are susceptible to potentially large negative impacts in the future should market rates increase, as they did in the second quarter of this year.

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

Prepayments may affect the levels of loans retained in an institution’s portfolio, as well as its net interest income. Prepayments on loans and mortgage-backed securities are likely to continue at a higher pace over the next year as a result of continuing low interest rates and government-sponsored refinance programs, but did slow in the latter part of the second quarter as mortgage rates increased about one percent.

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

Intermountain maintains an asset and liability management program intended to manage net interest income through interest rate cycles and to protect its income by controlling its exposure to changing interest rates. As part of this program, Intermountain uses a simulation model designed to measure the sensitivity of net interest income and net income to changes in interest rates. This simulation model is designed to enable Intermountain to generate a forecast of net interest income and net income given various interest rate forecasts and alternative strategies. The model is also designed to measure the anticipated impact that prepayment risk, basis risk, customer maturity preferences, volumes of new business and changes in the relationship between long-term and short-term interest rates have on the performance of Intermountain. The results of modeling indicate that the estimated impact of changing rates on net interest income in a 100 and 300 basis point upward adjustment are within the guidelines established by management. The estimated impact of changing rates on net interest income in a 100 basis point downward adjustment in market interest rates is just outside of the Company's guidelines over a 12-month period, but within guidelines over a 24-month forward looking period. The impacts of changing rates on the Company's modeled economic value of equity ("EVE") are also within the Company's guidelines for rising rates and just outside of guidelines for falling rates. The Company has chosen not to take action to resolve the falling rate guideline exceptions, because of the current low level of market rates and the negative impact actions it could take would have on its exposure to rising rates. The current scenario analysis for net income has been impacted by the relatively low current and prior year operating results of the Company, which increases the impact of both upward and downward adjustments on the percentage increase and decrease. Given this, management has tended to place more reliance on the net interest income and economic value of equity modeling.

The continuing low level of market rates, and particularly the Federal Funds target range of between 0.00 and 0.25% is unprecedented. This has created significant challenges for interest rate risk management over the past several years, and is reflected in the significant reduction in net interest income during this period. Given the unusual current market rate conditions and the potential for either a prolonged low-rate environment or rapidly rising rates at some point in the future, Company management continues to refine and expand its interest rate risk modeling, and is responding to the results by proactively managing both its on-balance sheet and off-balance sheet positions. Based on the results of its continuing evaluations, management believes that its interest rate risk position is relatively neutral, but that current economic and market conditions heighten overall interest rate risk for both the Company and the industry as a whole.

Intermountain is continuing to pursue strategies to manage the level of its interest rate risk while increasing its long-term net interest income and net income: 1) through the origination and retention of a diversified mix of variable and fixed-rate consumer, business, commercial real estate, and residential loans which generally have higher yields than alternative investments; 2) by prudently managing its investment portfolio to provide relative earnings stability in the face of changing rate environments; and 3) by increasing the level of its core deposits, which are generally a lower-cost, less rate-sensitive funding source than wholesale borrowings. There can be no assurance that Intermountain will be successful implementing any of these strategies or that, if these strategies are implemented, they will have the intended effect of reducing interest rate risk or increasing net interest income.

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
Deposits decreased to $699.5 million at June 30, 2013 from $748.9 million at December 31, 2012, as decreases in non-interest bearing demand, savings and CD balances offset increases in interest-bearing demand and money market balances. The decrease from December reflects additional planned reductions in higher-cost brokered and retail CDs, the release of savings balances from the termination of a contract to maintain savings balances securing credit cards held by another company, and normal seasonal tax and operating payments made by clients. Repurchase agreements increased by $8.9 million, reflecting increased municipal tax collections and repurchase activity. The liability reductions were partially offset by a decrease in investments available-for-sale of $23.6 million from year end, as the Company repositioned a part of this portfolio. The combined impact of liability and other asset changes resulted in an overall decrease of $26.5 million in the Company’s unrestricted cash position from December 31, 2012 to June 30, 2013.
During the six months ended June 30, 2013, cash provided by investing activities consisted primarily of sales of investments securities and principal payments on mortgage-back securities and loan receivables, which more than offset the purchase of available-for-sale investment securities. During the same period, cash used by financing activities consisted primarily of decreases in checking, savings and CD deposit balances.
Securities sold subject to repurchase agreements totaled $85.6 million at June 30, 2013. These borrowings are required to be collateralized by investments with a market value exceeding the face value of the borrowings. Under certain circumstances, Intermountain could be required to pledge additional securities or reduce the borrowings.
Intermountain’s credit line with FHLB Seattle provides for borrowings up to a percentage of its total assets subject to general collateralization requirements. At June 30, 2013, the Company’s FHLB Seattle credit line represented a total borrowing capacity of approximately $128.9 million, of which $5.5 million was being utilized. Additional collateralized funding availability at the Federal Reserve totaled $22.9 million. Both of these collateral secured lines could be expanded more with the placement of additional collateral. Overnight-unsecured borrowing lines have been established at US Bank, Wells Fargo Bank, and Pacific Coast Bankers Bank (“PCBB”). At June 30, 2013, the Company had approximately $45.0 million of overnight funding available from its unsecured correspondent banking sources.
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

Capital Resources

Intermountain’s total stockholders’ equity was $113.0 million at June 30, 2013, compared with $114.4 million at December 31, 2012, as the negative impact of higher market rates on the value of the Company's investment portfolio offset improved earnings. Stockholders’ equity and tangible stockholders' equity was 12.1% of total assets at June 30, 2013 and 11.7% at December 31, 2012, respectively. Tangible common equity as a percentage of tangible assets was 9.3% at June 30, 2013 and 9.0% for December 31, 2012.

At June 30, 2013, Intermountain had unrealized losses of $641,000 (including cumulative OTTI recognized through other comprehensive income), net of related income taxes, on investments classified as available-for-sale, as compared to unrealized gains of $3.5 million, net of related income taxes, on investments classified as available-for-sale at December 31, 2012. The change from an unrealized gain on investments to an unrealized loss during this time period reflected the negative impact of an approximately one percent increase in market interest rates on the value of the Company's securities portfolio.

During 2012, the Company conducted two separate successful capital raises, issuing a mix of voting and non-voting stock and warrants. See Note 7 in the Notes to Consolidated Financial Statements for additional information on these raises. The Company has used the $50.3 million net proceeds after expenses from both offerings to strengthen its balance sheet, reinvest in its communities and for other general corporate purposes, and may use some of the proceeds, subject to regulatory approval, to redeem its Series A Preferred Stock held by the U.S. Treasury as part of the TARP Capital Purchase Program.

On December 19, 2008, the Company entered into a definitive agreement with the U.S. Treasury. Pursuant to this Agreement, the Company sold 27,000 shares of Series A Preferred Stock, no par value, having a liquidation amount equal to $1,000 per share, including a warrant (“The Warrant”) to purchase 653,226 shares, and on a reverse-split adjusted basis, 65,323 shares of the Company’s common stock, no par value, to the U.S. Treasury. The Warrant has a 10-year term and has an exercise price, subject to anti-dilution adjustments, equal to $62.00 per share of common stock on a reverse-split adjusted basis.

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

As discussed in Note 7 in the Notes to Consolidated Financial Statements above, the Company executed a 10-for-1 reverse stock split, effective October 5, 2012, which reduced the number of voting and non-voting common shares outstanding and shares that would be issued if the outstanding warrants are exercised.

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

Intermountain and the Bank are required by applicable regulations to maintain certain minimum capital levels and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier I capital to average assets. Intermountain and the Bank plan to maintain their capital resources and regulatory capital ratios through the retention of earnings and the management of the level and mix of assets. At June 30, 2013, Intermountain exceeded the minimum published regulatory capital requirements to be considered “well-capitalized” pursuant to Federal Financial Institutions Examination Council “FFIEC” regulations.

					Well-Capitalized
	Actual		Capital Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets):
The Company	$124,829	20.93%	$47,724	8%	$59,654	10%
Panhandle State Bank	117,572	19.72%	47,700	8%	59,626	10%
Tier I capital (to risk-weighted assets):
The Company	117,365	19.67%	23,862	4%	35,793	6%
Panhandle State Bank	110,112	18.47%	23,850	4%	35,775	6%
Tier I capital (to average assets):
The Company	117,365	12.90%	36,379	4%	45,474	5%
Panhandle State Bank	110,112	12.12%	36,555	4%	45,443	5%

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

New Accounting Pronouncements
The “Summary of Significant Accounting Policies, Recently Issued Accounting Pronouncements” in the Notes to the Consolidated Financial Statements, which is included in Note 10 of this Report, discusses new accounting pronouncements adopted by Intermountain and the expected impact of accounting pronouncements recently issued or proposed.

Forward-Looking Statements
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
     This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions that are not historical facts, such as the statements in this report regarding expected or projected growth, asset quality and losses, other income and operating expenses, and other statements identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “will likely," “should,” “projects,” “seeks,” “estimates” or words of similar meaning. These forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. In addition to the factors set forth in the sections titled “Risk Factors,” “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as applicable, in this report, the following factors, among others, could cause actual results to differ materially from the anticipated results:

•	deterioration in economic conditions that could result in increased loan and lease losses;

•	inflation and interest rate levels, and market and monetary fluctuations;

•	changes in market interest rates and spreads, which could adversely affect our net interest income and profitability, and the value of our investment securities portfolio;

•	trade, monetary and fiscal policies and laws, including interest rate and income tax policies of the federal government;

•	growth and acquisition strategies;

•	applicable laws and regulations and legislative or regulatory changes, including the ultimate financial and operational burden of financial regulatory reform legislation and related regulations;

•
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
(b) Changes in Internal Control over Financial Reporting: In the six months ended June 30, 2013, there were no changes in Intermountain’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, Intermountain’s internal control over financial reporting.
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

The Company believes that there have been no material changes from risk factors previously discussed under “Part I - Item A - Risk Factors” in our Form 10-K for the year ended December 31, 2012 (the “2012 Annual Report”), except updated factor following this paragraph.  In addition to the other information set forth in this report, you should carefully consider the risks and uncertainties discussed in our 2012 Annual Report. These factors, as well as those that we do not know about, that we currently believe are immaterial, or that we have not predicted, could materially and adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report.

Fluctuating interest rates could adversely affect our profitability and the market value of our investment securities portfolio.
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
In addition, the current low level of market rates poses risk to the value of our investment securities portfolio, and as a result, our capital levels.  Any increase in rates, and particularly a significant increase, will have a negative impact on the market value of the Company's available-for-sale investment securities portfolio.  Since this portfolio is carried at market value on the balance sheet, a reduction in its value will reduce the Company's capital levels.  Alternatively, attempts to mitigate this risk by shortening the duration of the portfolio or purchasing more variable rate securities will have an adverse impact on current earnings, because current yields are low.

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

101*
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 is formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) the Unaudited Consolidated Statements of Changes in Cash Flows, (iv) the Unaudited Consolidated Statements of Comprehensive Income (Loss),and (v) the Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.

*	Furnished herewith

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERMOUNTAIN COMMUNITY BANCORP (Registrant)

August 12, 2013	By:	/s/ Curt Hecker
Date		Curt Hecker
President and Chief Executive Officer

August 12, 2013	By:	/s/ Doug Wright
Date		Doug Wright
Executive Vice President and Chief Financial Officer