Form 10-Q
period 2013-09-30
INTERMOUNTAIN COMMUNITY BANCORP
filed 2013-11-14
CIK 1284506

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s Voting Common Stock, no par value per share, as of November 8, 2013 was 2,603,606 and the number of outstanding shares of Non-Voting Common Stock, no par value per share, was 3,839,688.

Intermountain Community Bancorp
FORM 10-Q
For the Quarter Ended September 30, 2013

PART I — Financial Information
Item - 1 Financial Statements
Intermountain Community Bancorp
Consolidated Balance Sheets
(Unaudited)

	September 30, 2013	December 31, 2012
	(Dollars in thousands)
ASSETS
Cash and cash equivalents:
Interest-bearing	$17,795	$53,403
Non-interest bearing and vault	7,972	13,536
Restricted cash	12,236	13,146
Available-for-sale securities, at fair value	265,000	280,169
Held-to-maturity securities, at amortized cost	26,241	14,826
Federal Home Loan Bank (“FHLB”) of Seattle stock, at cost	2,228	2,269
Loans held for sale	721	1,684
Loans receivable, net	520,239	520,768
Accrued interest receivable	4,310	4,320
Office properties and equipment, net	35,420	35,453
Bank-owned life insurance ("BOLI")	9,725	9,472
Other real estate owned (“OREO”)	4,236	4,951
Prepaid expenses and other assets	17,641	18,142
Total assets	$923,764	$972,139
LIABILITIES
Deposits	$711,072	$748,934
Securities sold subject to repurchase agreements	64,409	76,738
Advances from Federal Home Loan Bank	4,000	4,000
Unexercised stock warrant liability	1,004	828
Cashier checks issued and payable	3,174	2,024
Accrued interest payable	307	1,185
Other borrowings	16,527	16,527
Accrued expenses and other liabilities	8,321	7,469
Total liabilities	808,814	857,705
STOCKHOLDERS’ EQUITY
Common stock 30,000,000 shares authorized; 2,603,606 and 2,603,674 shares issued and 2,603,606,and 2,603,132 shares outstanding as of September 30, 2013 and December 31, 2012, respectively	96,358	96,368
Common stock - non-voting 10,000,000 shares authorized; 3,839,688 and 3,839,688 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	31,941	31,941
Preferred stock, Series A, 27,000 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively; liquidation preference of $1,000 per share	26,894	26,527
Accumulated other comprehensive income (loss), net of tax	(331)	3,529
Accumulated deficit	(39,912)	(43,931)
Total stockholders’ equity	114,950	114,434
Total liabilities and stockholders’ equity	$923,764	$972,139

The accompanying notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Dollars in thousands, except per share data)
Interest income:
Loans	$6,802	$7,031	$20,406	$21,157
Investments	1,517	1,896	4,689	6,016
Total interest income	8,319	8,927	25,095	27,173
Interest expense:
Deposits	471	736	1,542	2,302
Other borrowings	430	522	1,295	1,769
Total interest expense	901	1,258	2,837	4,071
Net interest income	7,418	7,669	22,258	23,102
Recovery of (provision for) losses on loans	82	(1,154)	(344)	(3,688)
Net interest income after provision for losses on loans	7,500	6,515	21,914	19,414
Other income:
Fees and service charges	1,858	1,620	5,429	4,744
Loan related fee income	506	768	1,768	2,129
Net gain on sale of securities	180	—	384	585
Net gain (loss) on sale of other assets	(8)	(7)	(2)	15
Other-than-temporary impairment (“OTTI”) losses on investments (1)	—	(34)	(63)	(357)
Bank-owned life insurance	83	86	252	260
Fair value adjustment on cash flow hedge	89	(6)	235	(300)
Unexercised warrant liability fair value adjustment	(179)	(49)	(177)	108
Other	(4)	174	149	572
Total other income	2,525	2,552	7,975	7,756
Operating expenses:
Salaries and employee benefits	4,133	4,103	12,591	12,110
Occupancy	1,120	1,230	3,479	3,688
Technology	982	894	2,783	2,688
Advertising	194	178	488	459
Fees and service charges	88	141	267	466
Printing, postage and supplies	176	178	566	779
Legal and accounting	350	507	1,181	1,292
FDIC assessment	145	306	495	927
OREO operations	139	39	281	263
Other expenses	766	666	2,359	2,090
Total operating expenses	8,093	8,242	24,490	24,762
Net income before income taxes	1,932	825	5,399	2,408
Income tax expense	—	—	—	—
Net income	1,932	825	5,399	2,408
Preferred stock dividend	461	482	1,380	1,430
Net income applicable to common stockholders	$1,471	$343	$4,019	$978
Earnings per share — basic (1)	$0.23	$0.05	$0.62	$0.17
Earnings per share — diluted (1)	$0.23	$0.05	$0.62	$0.17
Weighted average common shares outstanding — basic (1)	6,443,294	6,441,986	6,443,193	5,593,487
Weighted average common shares outstanding — diluted (1)	6,497,886	6,458,227	6,488,094	5,610,026
(1)    Consisting of $0, $0, $0, and $7 of total other-than-temporary impairment net losses, net of $0, $(34), $0 and $(81) recognized in other comprehensive income, for the three and nine months ended September 30, 2013 and September 30, 2012, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Net income	$1,932	$825	$5,399	$2,408
Other comprehensive income:
Change in unrealized gains/losses on investments, and mortgage backed securities (“MBS”) available for sale, excluding non-credit loss on impairment of securities	693	2,369	(6,070)	1,929
Realized net losses (gains) reclassified from other comprehensive income	(180)	—	(384)	(585)
Non-credit loss on impairment on available-for-sale debt securities	—	34	63	350
Less deferred income tax benefit (provision) on securities	203	(951)	2,531	(671)
Change in fair value of qualifying cash flow hedge, net of tax	—	—	—	330
Net other comprehensive income (loss)	716	1,452	(3,860)	1,353
Comprehensive income (loss)	$2,648	$2,277	$1,539	$3,761
The accompanying notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$5,399	$2,408
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,778	1,993
Stock-based compensation expense	13	83
Net amortization of premiums on securities	4,747	4,143
Provisions for losses on loans	344	3,688
Amortization of core deposit intangibles	40	88
(Gain) on sale of loans, investments, property and equipment	(1,455)	(1,842)
Impact of hedge dedesignation and current fair value adjustment	(236)	296
OTTI credit loss on available-for-sale investments	63	357
OREO valuation adjustments	31	(19)
Accretion of deferred gain on sale of branch property	(11)	(11)
Net accretion of loan and deposit discounts and premiums	(5)	(10)
Increase in cash surrender value of bank-owned life insurance	(252)	(260)
Change in value of stock warrants	177	(108)
Change in:
Accrued interest receivable	10	(441)
Prepaid expenses and other assets	2,968	1,848
Accrued interest payable and other liabilities	222	940
Accrued expenses and other cashiers checks	1,150	(215)
Proceeds from sale of loans originated for sale	45,279	59,517
Loans originated for sale	(43,231)	(57,774)
Net cash provided by operating activities	17,031	14,681
Cash flows from investing activities:
Proceeds from redemption of FHLB Stock	41	21
Purchases of available-for-sale securities	(103,297)	(125,156)
Proceeds from sales, calls or maturities of available-for-sale securities	52,127	2,967
Principal payments on mortgage-backed securities	47,325	48,595
Purchases of held-to-maturity securities	(3,782)	—
Proceeds from sales, calls or maturities of held-to-maturity securities	563	1,401
Origination of loans, net of principal payments	(223)	(5,873)
Purchase of office properties and equipment	(1,772)	(349)
Proceeds from sale of other real estate owned	1,097	2,628
Proceeds from sale of office properties and equipment	12	16
Net change in restricted cash	911	(10,043)
Net cash used in investing activities	(6,998)	(85,793)
Cash flows from financing activities:
Proceeds from issuance of series B preferred stock, gross	—	32,460
Proceeds from issuance of common stock, gross	—	22,532
Proceeds from issuance of warrant, gross	—	1,007
Capital issuance costs	—	(5,651)
Net change in demand, money market and savings deposits	(19,064)	23,267
Net change in certificates of deposit	(18,798)	(30,556)
Net change in repurchase agreements	(12,329)	(28,115)
Retirement of treasury stock	(1)	—
Payment of preferred stock dividend	(1,013)	—
Net cash provided by (used in) financing activities	(51,205)	14,944
Net change in cash and cash equivalents	(41,172)	(56,168)
Cash and cash equivalents, beginning of period	66,939	107,199
Cash and cash equivalents, end of period	$25,767	$51,031
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,714	$3,926
Noncash investing and financing activities:
Loans converted to other real estate owned	$413	$1,595
Accrual of preferred stock dividend	$—	$1,148
Transfer from securities available-for-sale to securities held-to-maturity	$8,234	$—
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
During the fourth quarter of 2012, the Company identified a misstatement related to the elimination of cash deposited by the parent company with the subsidiary bank. The misstatement increased the unrestricted cash and deposit balances in the Consolidated Balance Sheet and the amount of cash received from financing activities reported in the Consolidated Statement of Cash Flows for the quarters ended March 31, June 30 and September 30, 2012. In accordance with the SEC Staff Accounting Bulletin (SAB) No. 99, "Materiality," and SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," management evaluated the materiality of the error from qualitative and quantitative perspectives and concluded that the error was immaterial to these prior interim periods. Consequently, the Consolidated Balance Sheet and Consolidated Statement of Cash Flows contained in this Report have been revised for the nine months ended September 30, 2012. This change resulted in a corresponding decrease of $9.5 million from non-interest bearing and vault cash and deposit liabilities on the balance sheet and from cash flows from financing activities on the statement of cash flows. This change did not affect net income or shareholders' equity for any period.

2. Cash & Cash Equivalents:

The balances of the Company's cash and cash equivalents are as follows (in thousands):

	9/30/2013	12/31/2012
Unrestricted interest-bearing cash and cash equivalents	$17,795	$53,403
Unrestricted non interest-bearing and vault cash	$7,972	$13,536
Restricted non-interest bearing cash	$12,236	$13,146
In September 2013 and December 2012, unrestricted interest bearing cash was deposited at the Federal Reserve ("FRB") and Federal Home Loan Bank of Seattle ("FHLB"). Unrestricted non-interest bearing cash includes overnight cash deposited at several of the Company's correspondent banks and balances kept in the vaults of its various offices. At September 30, 2013 restricted non-interest bearing cash consisted of the following:

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

3. Investments:

The amortized cost and fair values of investments are as follows (in thousands):

	Available-for-Sale
	Amortized Cost	Cumulative Non-Credit OTTI (Losses) Recognized in OCI	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value/ Carrying Value
September 30, 2013
Corporate Bonds	$6,012	$—	$—	$(14)	$5,998
State and municipal securities	50,376	—	610	(1,078)	49,908
Mortgage-backed securities - Agency Pass Throughs	60,282	—	930	(789)	60,423
Mortgage-backed securities - Agency CMO's	117,133	—	1,212	(1,226)	117,119
SBA Pools	23,872	—	521	(39)	24,354
Mortgage-backed securities - Non Agency CMO's (below investment grade)	7,614	(864)	624	(176)	7,198
	$265,289	$(864)	$3,897	$(3,322)	$265,000
December 31, 2012
State and municipal securities	$60,984	$—	$2,823	$(158)	$63,649
Mortgage-backed securities - Agency Pass Throughs	71,821	—	2,224	(652)	73,393
Mortgage-backed securities - Agency CMO's	110,683	—	2,209	(328)	112,564
SBA Pools	19,962	—	359	—	20,321
Mortgage-backed securities - Non Agency CMO's (below investment grade)	10,889	(1,661)	1,401	(387)	10,242
	$274,339	$(1,661)	$9,016	$(1,525)	$280,169
	Held-to-Maturity
	Carrying Value / Amortized Cost	Cumulative Non-Credit OTTI (Losses) Recognized in OCI	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2013
State and municipal securities	$26,241	$—	$1,237	$(19)	$27,459
December 31, 2012
State and municipal securities	$14,826	$—	$1,518	$—	$16,344

The following table summarizes the duration of Intermountain’s unrealized losses on available-for-sale and held-to-maturity securities as of the dates indicated (in thousands).

	Less Than 12 Months		12 Months or Longer		Total
September 30, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate Bonds	$3,998	$(14)	$—	$—	$3,998	$(14)
Residential mortgage-back securities	65,571	(1,567)	23,792	(624)	89,363	(2,191)
SBA Pools	4,420	(39)	—	—	4,420	(39)
State and municipal securities	30,949	(1,097)	—	—	30,949	(1,097)
Total	$104,938	$(2,717)	$23,792	$(624)	$128,730	$(3,341)

December 31, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Residential mortgage-back securities	$57,180	$(785)	$11,408	$(582)	$68,588	$(1,367)
State and municipal securities	12,019	(158)	—	—	12,019	(158)
Total	$69,199	$(943)	$11,408	$(582)	$80,607	$(1,525)

At September 30, 2013, the amortized cost and fair value of available-for-sale and held-to-maturity debt securities, by contractual maturity, are as follows (in thousands):

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$—	$—	$1,381	$1,422
After one year through five years	3,567	3,578	2,619	2,691
After five years through ten years	6,716	6,607	18,127	19,002
After ten years	46,105	45,721	4,114	4,344
Subtotal	56,388	55,906	26,241	27,459
Mortgage-backed securities	185,029	184,740	—	—
SBA Pools	23,872	24,354	—	—
Total Securities	$265,289	$265,000	$26,241	$27,459

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Intermountain’s investment portfolios are managed to provide and maintain liquidity; to maintain a balance of high quality, diversified investments to minimize risk; to offset other asset portfolio elements in managing interest rate risk; to provide collateral for pledging; and to maximize returns. At September 30, 2013, the Company does not intend to sell any of its available-for-sale securities that have a loss position and it is not likely that it will be required to sell the available-for-sale securities before the anticipated recovery of their remaining amortized cost or maturity date. The unrealized losses on residential mortgage-backed securities without other-than-temporary impairment (“OTTI”) were considered by management to be temporary in nature.

The following table presents the OTTI losses for the nine months ended September 30, 2013 and 2012:

	2013		2012
	Held To Maturity	Available For Sale	Held To Maturity	Available For Sale
Total other-than-temporary impairment losses	$—	$—	$—	$7
Portion of other-than-temporary impairment losses transferred from other comprehensive income (1)	—	63	—	350
Net impairment losses recognized in earnings (2)	$—	$63	$—	$357
_____________________________

(1)	Represents other-than-temporary impairment losses related to all other factors.

(2)	Represents other-than-temporary impairment losses related to credit losses.

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

On June 30, 2013, six securities with an amortized cost of $8,512,039 were transferred from the available-for-sale category to the held-to-maturity category of the portfolio. The fair market value of the securities at the time of transfer was $8,234,244. The unrealized loss of $277,795 will continue to be reported as a component of accumulated other comprehensive income, net of tax, and amortized over the remaining life of the securities as an adjustment to yield. Upon transfer to the held-to-maturity category, premium and discount accounts were adjusted to reflect the fair market value of the security. The resulting premiums and discounts will also be amortized as an adjustment to yield.

See Note 9 “Fair Value of Financial Instruments” for more information on the calculation of fair or carrying value for the investment securities.

4. Loans and Allowance for Loan Losses:
The components of loans receivable are as follows (in thousands):

	September 30, 2013
	Loans Receivable	%	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Commercial	$111,238	21.1%	$4,223	$107,015
Commercial real estate	185,116	35.1	1,800	183,316
Commercial construction	6,305	1.2	—	6,305
Land and land development loans	34,172	6.5	2,856	31,316
Agriculture	97,453	18.4	5,081	92,372
Multifamily	15,802	3.0	—	15,802
Residential real estate	61,185	11.6	3,138	58,047
Residential construction	1,721	0.3	—	1,721
Consumer	9,084	1.7	63	9,021
Municipal	6,107	1.1	—	6,107
Total loans receivable	528,183	100.0%	$17,161	$511,022
Allowance for loan losses	(8,030)
Deferred loan fees, net of direct origination costs	86
Loans receivable, net	$520,239
Weighted average interest rate	5.22%

	December 31, 2012
	Loans Receivable	%	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Commercial	$121,307	23.0%	$6,133	$115,174
Commercial real estate	186,844	35.4	3,373	183,471
Commercial construction	3,832	0.7	—	3,832
Land and land development loans	31,278	5.9	2,023	29,255
Agriculture	85,967	16.3	2,134	83,833
Multifamily	16,544	3.1	—	16,544
Residential real estate	60,020	11.3	2,362	57,658
Residential construction	940	0.2	—	940
Consumer	9,626	1.8	168	9,458
Municipal	12,267	2.3	—	12,267
Total loans receivable	528,625	100.0%	$16,193	$512,432
Allowance for loan losses	(7,943)
Deferred loan fees, net of direct origination costs	86
Loans receivable, net	$520,768
Weighted average interest rate	5.28%

The components of the allowance for loan loss by types are as follows (in thousands):

	September 30, 2013
	Total Allowance	Individually Evaluated Allowance	Collectively Evaluated Allowance
Commercial	$1,764	$210	$1,554
Commercial real estate	2,514	273	2,241
Commercial construction	154	—	154
Land and land development loans	1,206	282	924
Agriculture	928	288	640
Multifamily	35	—	35
Residential real estate	1,255	552	703
Residential construction	38	—	38
Consumer	107	19	88
Municipal	29	—	29
Total	$8,030	$1,624	$6,406

	December 31, 2012
	Total Allowance	Individually Evaluated Allowance	Collectively Evaluated Allowance
Commercial	$2,156	$628	$1,528
Commercial real estate	2,762	267	2,495
Commercial construction	101	—	101
Land and land development loans	1,197	114	1,083
Agriculture	228	10	218
Multifamily	51	—	51
Residential real estate	1,144	458	686
Residential construction	24	—	24
Consumer	202	87	115
Municipal	78	—	78
Total	$7,943	$1,564	$6,379

A summary of current, past due and nonaccrual loans as of September 30, 2013 is as follows, (in thousands):

	Current	30-89 Days Past Due	90 Days or More Past Due and Accruing	Nonaccrual	Total
Commercial	$109,190	$982	$42	$1,024	$111,238
Commercial real estate	184,710	145	—	261	185,116
Commercial construction	6,305	—	—	—	6,305
Land and land development loans	33,724	256	—	192	34,172
Agriculture	96,852	74	—	527	97,453
Multifamily	15,802	—	—	—	15,802
Residential real estate	60,275	109	—	801	61,185
Residential construction	1,721	—	—	—	1,721
Consumer	9,078	3	—	3	9,084
Municipal	6,107	—	—	—	6,107
Total	$523,764	$1,569	$42	$2,808	$528,183

A summary of current, past due and nonaccrual loans as of December 31, 2012 is as follows, (in thousands):

	Current	30-89 Days Past Due	90 Days or More Past Due and Accruing	Nonaccrual	Total
Commercial	$117,096	$169	$—	$4,042	$121,307
Commercial real estate	185,128	—	—	1,716	186,844
Commercial construction	3,832	—	—	—	3,832
Land and land development loans	31,032	—	—	246	31,278
Agriculture	85,835	34	—	98	85,967
Multifamily	16,544	—	—	—	16,544
Residential real estate	59,158	439	—	423	60,020
Residential construction	940	—	—	—	940
Consumer	9,577	45	—	4	9,626
Municipal	12,267	—	—	—	12,267
Total	$521,409	$687	$—	$6,529	$528,625

The following table provides a summary of Troubled Debt Restructurings ("TDR") outstanding at period end by performing status, (in thousands).

	September 30, 2013			December 31, 2012
	Nonaccrual	Accrual	Total	Nonaccrual	Accrual	Total
Commercial	$40	$1,530	$1,570	$1,900	$277	$2,177
Commercial real estate	—	738	738	1,463	956	2,419
Land and land development loans	48	2,472	2,520	—	1,327	1,327
Agriculture	—	3,241	3,241	—	291	291
Residential real estate	—	1,152	1,152	—	417	417
Consumer	—	11	11	—	88	88
Total	$88	$9,144	$9,232	$3,363	$3,356	$6,719

The Company's loans that were modified in the three and nine month period ended September 30, 2013 and 2012 and considered a TDR are as follows (dollars in thousands):

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Number	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial	6	$258	$258	12	$1,415	$1,415
Commercial real estate	1	48	48	5	439	439
Land and land development loans	—	—	—	4	1,685	1,685
Agriculture	—	—	—	4	1,216	1,215
Residential real estate	—	—	—	3	265	208
Consumer	—	—	—	—	—	—
	7	$306	$306	28	$5,020	$4,962

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Number	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial	—	$—	$—	1	$75	$75
Commercial real estate	—	—	—	1	100	100
Land and land development loans	1	38	38	1	38	38
Agriculture	—	—	—	1	110	110
Residential real estate	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
	1	$38	$38	4	$323	$323

The balances below provide information as to how the loans were modified as TDRs during the three and nine months ended September 30, 2013 and 2012, (in thousands).

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
	Adjusted Interest Rate Only	Other*	Adjusted Interest Rate Only	Other*
Commercial	$—	$258	$—	$1,415
Commercial real estate	48	—	48	391
Land and land development loans	—	—	1,386	299
Agriculture	—	—	851	364
Residential real estate	—	—	188	20
Consumer	—	—	—	—
	$48	$258	$2,473	$2,489
(*) Other includes term or principal concessions or a combination of concessions, including interest rates.

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
	Adjusted Interest Rate Only	Other*	Adjusted Interest Rate Only	Other*
Commercial	$—	$—	$75	$—
Commercial real estate	—	—	—	100
Land and land development loans	38	—	38	—
Agriculture	—	—	110	—
	$38	$—	$223	$100
(*) Other includes term or principal concessions or a combination of concessions, including interest rates.

As of September 30, 2013, the Company had specific reserves of $531,000 on TDRs, and there were no TDRs in default.

The allowance for loan losses and reserve for unfunded commitments are maintained at levels considered adequate by management to provide for probable loan losses as of the reporting dates. The allowance for loan losses and reserve for unfunded commitments are based on management’s assessment of various factors affecting the loan portfolio, including problem loans, business conditions and loss experience, and an overall evaluation of the quality of the underlying collateral. Changes in the allowance for loan losses and the reserve for unfunded commitments during the three and nine month periods ended September 30, 2013 and 2012 are as follows:

	Allowance for Loan Losses for the three months ended September 30, 2013
	Balance, Beginning of Quarter	Charge-Offs Jul 1 through Sept 30, 2013	Recoveries Jul 1 through Sept 30, 2013	Provision	Balance, End of Quarter
	(Dollars in thousands)
Commercial	$1,900	$(37)	$151	$(250)	$1,764
Commercial real estate	2,736	—	49	(271)	2,514
Commercial construction	231	—	—	(77)	154
Land and land development loans	956	(49)	7	292	1,206
Agriculture	692	—	12	224	928
Multifamily	54	—	—	(19)	35
Residential real estate	1,195	(40)	11	89	1,255
Residential construction	44	—	1	(7)	38
Consumer	203	(81)	46	(61)	107
Municipal	31	—	—	(2)	29
Allowance for loan losses	$8,042	$(207)	$277	$(82)	$8,030

	Allowance for Loan Losses for the nine months ended September 30, 2013
	Balance, Beginning of Year	Charge-Offs Jan 1 through Sept 30, 2013	Recoveries Jan 1 through Sept 30, 2013	Provision	Balance, End of Period
	(Dollars in thousands)
Commercial	$2,156	$(258)	$639	$(773)	$1,764
Commercial real estate	2,762	(614)	76	290	2,514
Commercial construction	101	—	15	38	154
Land and land development loans	1,197	(186)	71	124	1,206
Agriculture	228	—	53	647	928
Multifamily	51	—	—	(16)	35
Residential real estate	1,144	(80)	81	110	1,255
Residential construction	24	—	1	13	38
Consumer	202	(191)	136	(40)	107
Municipal	78	—	—	(49)	29
Allowance for loan losses	$7,943	$(1,329)	$1,072	$344	$8,030

	Allowance for Loan Losses for the three months ended September 30, 2012
	Balance, Beginning of Quarter	Charge-Offs Jul 1 through Sept 30, 2012	Recoveries Jul 1 through Sept 30, 2012	Provision	Balance, End of Quarter
	(Dollars in thousands)
Commercial	$2,429	$(403)	$39	$1,008	$3,073
Commercial real estate	4,032	(1,577)	239	34	2,728
Commercial construction	94	—	3	(30)	67
Land and land development loans	1,565	(64)	7	146	1,654
Agriculture	207	—	23	(43)	187
Multifamily	57	—	—	(1)	56
Residential real estate	1,601	(506)	12	(65)	1,042
Residential construction	4	—	—	9	13
Consumer	201	(100)	27	70	198
Municipal	43	—	—	27	70
Allowances for loan losses	$10,233	$(2,650)	$350	$1,155	$9,088

	Allowance for Loan Losses for the nine months ended September 30, 2012
	Balance, Beginning of Year	Charge-Offs Jan 1 through Sept 30, 2012	Recoveries Jan 1 through Sept 30, 2012	Provision	Balance, End of Period
	(Dollars in thousands)
Commercial	$2,817	$(2,160)	$369	$2,047	$3,073
Commercial real estate	4,880	(3,555)	453	950	2,728
Commercial construction	500	(243)	8	(198)	67
Land and land development loans	2,273	(1,247)	275	353	1,654
Agriculture	172	(32)	92	(45)	187
Multifamily	91	—	—	(35)	56
Residential real estate	1,566	(1,171)	126	521	1,042
Residential construction	59	—	7	(53)	13
Consumer	295	(355)	142	116	198
Municipal	37	—	—	33	70
Allowance for loan losses	$12,690	$(8,763)	$1,472	$3,689	$9,088

Allowance for Unfunded Commitments

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Beginning of period	$15	$15	$15	$13
Adjustment	—	(2)	—	—
Allowance — Unfunded Commitments at end of period	$15	$13	$15	$13

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

The following tables summarize impaired loans:

	Impaired Loans
	September 30, 2013			December 31, 2012
	Recorded Investment	Principal Balance	Related Allowance	Recorded Investment	Principal Balance	Related Allowance
	(Dollars in thousands)
With an allowance recorded:
Commercial	$1,041	$1,223	$210	$1,796	$1,964	$628
Commercial real estate	942	1,133	273	1,315	1,486	267
Land and land development loans	1,150	1,154	282	1,601	1,627	114
Agriculture	288	288	288	31	31	10
Residential real estate	1,678	1,687	552	1,240	1,243	458
Consumer	33	34	19	138	140	87
Total	$5,132	$5,519	$1,624	$6,121	$6,491	$1,564
Without an allowance recorded:
Commercial	$3,182	$4,042	$—	$4,337	$6,273	$—
Commercial real estate	858	988	—	2,058	3,178	—
Land and land development loans	1,706	1,858	—	422	493	—
Agriculture	4,793	4,812	—	2,103	2,103	—
Residential real estate	1,460	1,513	—	1,122	1,254	—
Consumer	30	49	—	30	48	—
Total	$12,029	$13,262	$—	$10,072	$13,349	$—
Total:
Commercial	$4,223	$5,265	$210	$6,133	$8,237	$628
Commercial real estate	1,800	2,121	273	3,373	4,664	267
Land and land development loans	2,856	3,012	282	2,023	2,120	114
Agriculture	5,081	5,100	288	2,134	2,134	10
Residential real estate	3,138	3,200	552	2,362	2,497	458
Consumer	63	83	19	168	188	87
Total	$17,161	$18,781	$1,624	$16,193	$19,840	$1,564

	Impaired Loans
	Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012
	Average Recorded Investment	Interest Income Recognized (*)	Average Recorded Investment	Interest Income Recognized (*)
	(Dollars in thousands)
With an allowance recorded:
Commercial	$1,241	$63	$3,078	$292
Commercial real estate	1,206	79	5,132	233
Commercial construction	—	—	300	—
Land and land development loans	1,301	48	2,103	170
Agriculture	83	33	24	3
Residential real estate	1,139	70	1,697	63
Consumer	111	3	215	13
Total	$5,081	$296	$12,549	$774
Without an allowance recorded:
Commercial	$3,333	$258	$5,224	$403
Commercial real estate	2,448	74	2,275	177
Commercial construction	—	—	74	—
Land and land development loans	1,123	47	2,019	167
Agriculture	3,491	285	2,277	98
Residential real estate	1,498	86	1,589	98
Consumer	34	3	33	5
Total	$11,927	$753	$13,491	$948
Total:
Commercial	$4,574	$321	$8,302	$695
Commercial real estate	3,654	153	7,407	410
Commercial construction	—	—	374	—
Land and land development loans	2,424	95	4,122	337
Agriculture	3,574	318	2,301	101
Residential real estate	2,637	156	3,286	161
Consumer	145	6	248	18
Total	$17,008	$1,049	$26,040	1,722
(*) Interest Income on individually impaired loans is calculated using the cash-basis method, using year to date interest on loans outstanding at 9/30.

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

Commercial Real Estate Loans: Recovering economic conditions and stabilizing commercial property values have reduced risk in this segment from prior recent quarters. In comparison to its national peer group, the Company has less overall exposure to commercial real estate and a stronger mix of owner-occupied (where the borrower occupies and operates in at least part of the building) versus non-owner occupied loans. The loans represented in this category are spread across the Company's footprint, and there are no significant concentrations by industry type or borrower. The most significant property types represented in the portfolio are office 21.3%, industrial 15.7%, health care 14.4% and retail 14.1%. The other 34.5% is a mix of property types with smaller concentrations, including religious facilities, auto-related properties, restaurants, convenience stores, storage units, motels and commercial investment land.

While 68.3% of the Company's commercial real estate portfolio is in its Northern Idaho/Eastern Washington region, this region is a large and diverse region with differing local economies and real estate markets. Given this diversity, and the diversity of property types and industries represented, management does not believe that this concentration represents a significant concentration risk.

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

Construction and Development Loans: After the aggressive reduction efforts of the past few years, the land development and commercial construction loan components pose much lower concentration risk for the total loan portfolio, and now total $40.5 million, or 7.7% of the loan portfolio. The substantial portfolio reduction, combined with stabilizing real estate values, has reduced risk in this portfolio to a level where it no longer represents a significant concentration risk.

Agricultural Loans: The agricultural portfolio represents a larger percentage of the loans in the Bank's southern Idaho region. At the end of the period, agricultural loans and agricultural real estate loans totaled $97.5 million or 18.4% of the total loan portfolio. The agricultural portfolio consists of loans secured by livestock, crops and real estate. Agriculture has typically been a cyclical industry with periods of both strong and weak performance. Current conditions remain strong but may weaken in the next few years because of rising input costs, weaker commodity prices, and potential water shortages. To mitigate credit risk, specific underwriting is applied to retain only borrowers that have proven track records in the agricultural industry. Many of Intermountain's agricultural borrowers are third or fourth generation farmers and ranchers with limited real estate debt, which reduces overall debt coverage requirements and provides extra flexibility and collateral for equipment and operating borrowing needs. In addition, the Bank has hired senior lenders with significant experience in agricultural lending to administer these loans. Further mitigation is provided through frequent collateral inspections, adherence to farm operating budgets, and annual or more frequent review of financial performance.

Multifamily: The multifamily segment comprises $15.8 million or 3.0% of the total loan portfolio at the end of the period. This portfolio represents relatively low risk for the Company, as a result of the strong current market for multifamily properties and low vacancy rates across the Company's footprint.

Residential Real Estate, Residential Construction and Consumer: Residential real estate, residential construction and consumer loans total $72.0 million or 13.6% of the total loan portfolio. Management does not believe they represent significant concentration risk. However, continuing soft employment conditions and reduced home equity is putting pressure on some borrowers in this portfolio.

Municipal loans: Municipal loans comprise $6.1 million or 1.1% of the total loan portfolio. The small size of the portfolio and careful underwriting of the loans within it limit overall concentration risk in this segment.

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

Credit quality indicators by loan segment are summarized as follows:

	Loan Portfolio Credit Grades by Type September 30, 2013
	Satisfactory Grade 1-3	Internal Watch Grade 4	Special Mention Grade 5	Substandard Grade 6	Doubtful Grade 7	Total
	(Dollars in thousands)
Commercial	$77,509	$26,461	$804	$6,464	$—	$111,238
Commercial real estate	142,546	39,171	—	3,399	—	185,116
Commercial construction	6,098	171	36	—	—	6,305
Land and land development loans	18,681	13,975	—	1,516	—	34,172
Agriculture	78,603	13,518	693	4,639	—	97,453
Multifamily	3,445	8,403	—	3,954	—	15,802
Residential real estate	48,323	9,853	—	3,009	—	61,185
Residential construction	1,721	—	—	—	—	1,721
Consumer	8,544	419	4	117	—	9,084
Municipal	5,995	112	—	—	—	6,107
Loans receivable, net	$391,465	$112,083	$1,537	$23,098	$—	$528,183

	Loan Portfolio Credit Grades by Type December 31, 2012
	Satisfactory Grade 1-3	Internal Watch Grade 4	Special Mention Grade 5	Substandard Grade 6	Doubtful Grade 7	Total
	(Dollars in thousands)
Commercial	$90,520	$23,094	$—	$7,693	$—	$121,307
Commercial real estate	132,659	49,029	—	5,156	—	186,844
Commercial construction	3,794	38	—	—	—	3,832
Land and land development loans	15,869	13,894	—	1,515	—	31,278
Agriculture	69,445	14,379	—	2,143	—	85,967
Multifamily	2,465	8,961	—	5,118	—	16,544
Residential real estate	47,102	9,873	—	3,045	—	60,020
Residential construction	940	—	—	—	—	940
Consumer	8,529	835	—	262	—	9,626
Municipal	12,125	142	—	—	—	12,267
Loans receivable, net	$383,448	$120,245	$—	$24,932	$—	$528,625

The following table summarizes non-performing assets and classified loans at the dates indicated:

	September 30, 2013	December 31, 2012
	(Dollars in thousands)
Loans past due in excess of 90 days and still accruing	$42	$—
Non-accrual loans	2,808	6,529
Total non-performing loans	2,850	6,529
Other real estate owned (“OREO”)	4,236	4,951
Total non-performing assets (“NPAs”)	$7,086	$11,480
Classified loans (1)	$23,098	$24,933
_____________________________

1)	Classified loan totals are inclusive of non-performing loans and may also include troubled debt restructured loans, depending on the grading of these restructured loans.

5. Other Borrowings:
The components of other borrowings are as follows (in thousands):

	September 30, 2013	December 31, 2012
Term note payable (1)	$8,279	$8,279
Term note payable (2)	8,248	8,248
Total other borrowings	$16,527	$16,527
_____________________________

(1)
In January 2003, the Company issued $8.0 million of Trust Preferred securities through its subsidiary, Intermountain Statutory Trust I. The debt associated with these securities bears interest on a variable basis tied to the 90-day LIBOR (London Inter-Bank Offering Rate) index plus 3.25%, with interest only paid quarterly. The rate on this borrowing was 3.50% at September 30, 2013. The debt is callable by the Company quarterly and matures in March 2033. See Note A below.

(2)
In March 2004, the Company issued $8.0 million of Trust Preferred securities through its subsidiary, Intermountain Statutory Trust II. The debt associated with these securities bears interest on a variable basis tied to the 90-day LIBOR index plus 2.8%, with interest only paid quarterly. The rate on this borrowing was 3.07% at September 30, 2013. The debt is callable by the Company quarterly and matures in April 2034. During the third quarter of 2008, the Company entered into an interest rate swap contract with Pacific Coast Bankers Bank. The purpose of the $8.2 million notional value swap is to convert the variable rate payments made on our Trust Preferred I obligation to a series of fixed rate payments at 7.38% for five years, as a hedging strategy to help manage the Company’s interest-rate risk. This swap terminates in the fourth quarter of 2013. See Note A below:

A)
Intermountain’s obligations under the debentures issued to the trusts referred to above constitute a full and unconditional guarantee by Intermountain of the Statutory Trusts’ obligations under the Trust Preferred Securities. In accordance with ASC 810, Consolidation, the trusts are not consolidated and the debentures and related amounts are treated as debt of Intermountain.

6. Earnings Per Share:
The following table presents the basic and diluted earnings per share computations (numbers in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Net income - basic and diluted	$1,932	$825	$5,399	$2,408
Preferred stock dividend	461	482	1,380	1,430
Net income applicable to common stockholders	$1,471	$343	$4,019	$978
Denominator:
Weighted average shares outstanding - basic	6,443,294	6,441,986	6,443,193	5,593,487
Dilutive effect of common stock options, warrants, restricted stock awards	54,592	16,241	44,901	16,539
Weighted average shares outstanding — diluted	6,497,886	6,458,227	6,488,094	5,610,026
Earnings per share — basic and diluted:
Earnings per share — basic	$0.23	$0.05	$0.62	$0.17
Effect of dilutive common stock options, warrants, restricted stock awards	—	—	—	—
Earnings per share — diluted	$0.23	$0.05	$0.62	$0.17

All shares in the table above have been adjusted to reflect the impact of a 10-for-1 reverse stock split, effective, October 5, 2012.

At September 30, 2013 and September, 2012, there were 6,141 and 14,550 anti-dilutive common stock options, respectively, not included in diluted earnings per share.  At September 30, 2013, and September 30, 2012, there were 65,323 anti-dilutive common stock warrants-Series A not included in diluted earnings per share.
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

8. Income Taxes:
For the three and nine month periods ended September 30, 2013 and September 30, 2012, respectively, the Company recorded no income tax provision. In each of these periods, the Company generated positive net income before income taxes, but recorded no provision as it offset current income against carryforward losses from prior years. The Company maintained a net deferred tax asset of $14.9 million and $12.3 million as of September 30, 2013 and December 31, 2012, net of a valuation allowance of $6.8 million and $8.5 million, respectively. The increase in the deferred tax asset at September 30, 2013 from December 31, 2012 reflected the potential tax impacts associated with a reduction in the fair value of the Company's investments available for sale during the quarter.
Intermountain uses an estimate of future earnings, future reversal of taxable temporary differences, and tax planning strategies to determine whether it is more likely than not that the benefit of the deferred tax asset will be realized. At September 30, 2013, Intermountain assessed whether it was more likely than not that it would realize the benefits of its deferred tax asset. Intermountain determined that the negative evidence associated with a three-year cumulative loss for the period ended December 31, 2011, and soft economic conditions continued to outweigh the positive evidence, although improvements in both the economy and the Company's income in recent quarters are providing stronger positive evidence. While Intermountain maintained the valuation allowance of $6.8 million against its deferred tax asset at September 30, as compared to an $8.5 million valuation allowance at the end of 2012, it analyzes the deferred tax asset on a quarterly basis and may increase the allowance or release a portion or all of this allowance depending on actual results and estimates of future profitability. Including the valuation allowance, Intermountain had a net deferred tax asset of $14.9 million as of September 30, 2013, compared to a net deferred tax asset of $12.3 million as of December 31, 2012. The increase in the deferred tax asset at September 30, 2013 from prior periods reflected the potential tax impacts associated with a reduction in the fair value of the Company's investments available for sale during the quarter.
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
The completion of the $47.3 million capital raise in January 2012 triggered Internal Revenue Code Section 382 limitations on the amount of tax benefit from net operating loss carryforwards that the Company can utilize annually, because of the level of investment by several of the larger investors. This could impact the amount and timing of the release of the valuation allowance, largely depending on the level of market interest rates and the fair value of the Company’s balance sheet at the time the offering was completed. The evaluation of this impact is still being completed and will likely not be known until the fourth quarter of 2013. Based on its preliminary analysis, the Company believes that it should be able to recapture most or all of its tax benefit from the net operating loss carryforwards in the 20-year carryforward period, even given the Section 382 limitations. As with other future estimates, the Company cannot guarantee these future results.
Intermountain has performed an analysis of its uncertain tax positions and has not recorded any potential penalties, interest or additional tax in its financial statements as of September 30, 2013. If Intermountain did incur penalties or interest, they would be reported in the income tax provision. Intermountain’s tax positions for the years 2009 through 2012 remain subject to review by the Internal Revenue Service. Intermountain does not expect unrecognized tax benefits to significantly change within the next twelve months.

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

The estimated fair value of the instruments as of September 30, 2013 and December 31, 2012 are as follows (in thousands):

	Fair Value Measurements as of
		September 30, 2013		December 31, 2012
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash, cash equivalents, restricted cash and federal funds sold	1	$38,003	$38,003	$80,085	$80,085
Available-for-sale securities	2 & 3	265,000	265,000	280,169	280,169
Held-to-maturity securities	2	26,241	27,459	14,826	16,344
Loans held for sale	2	721	721	1,684	1,684
Loans receivable, net	3	520,239	530,669	520,768	536,003
Accrued interest receivable	2	4,310	4,310	4,320	4,320
BOLI	1	9,725	9,725	9,472	9,472
Other assets	2	2,081	2,081	2,024	2,024
Financial liabilities:
Deposit liabilities	3	711,072	669,358	748,934	751,808
Borrowings	3	84,936	85,638	97,265	94,673
Accrued interest payable	2	307	307	1,185	1,185
Unexercised warrants	3	1,004	1,004	828	828
Other liabilities	2	90	90	328	328
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
Securities

The fair values of securities, other than those categorized as level 3 described below, are based principally on market prices and dealer quotes. Certain fair values are estimated using pricing models or are based on comparisons to market prices of similar securities. Securities totaling $257.8 million classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtained fair value measurements from an independent pricing service and internally validated these measurements. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus, prepayment speeds, credit information and the bond’s terms and conditions, among other things.
The available for sale portfolio also includes $7.2 million in super senior or senior tranche collateralized mortgage obligations not backed by a government or other agency guarantee. These securities are valued using Level 3 inputs. These securities are collateralized by fixed rate prime or Alt A mortgages, are structured to provide credit support to the senior tranches, and are carefully analyzed and monitored by management. Because of disruptions in the current market for mortgage-backed securities and collateralized mortgage obligations, an active market did not exist for these securities at September 30, 2013. This is evidenced by a significant widening in the bid-ask spread for these types of securities and the limited volume of actual trades made. As a result, less reliance can be placed on easily observable market data, such as pricing on transactions involving similar types of securities, in determining their current fair value. As such, significant adjustments were required to determine the fair value at the September 30, 2013 measurement date.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present information about the Company’s assets measured at fair value on a recurring basis as of September 30, 2013, and December 31, 2012, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands).

Description	Total	Level 1	Level 2	Level 3
Balance, 09/30/2013
Available-for-Sale Securities:
Corporate Bonds	$5,998	$—	$5,998	$—
State and municipal bonds	49,908	—	49,908	—
Residential mortgage backed securities and SBA Pools	209,094	—	201,896	7,198
Other Assets — Derivative	(147)	—	—	(147)
Total Assets Measured at Fair Value	$264,853	$—	$257,802	$7,051
Other Liabilities — Derivatives	$90	$—	$—	$90
Unexercised Warrants	1,004	—	—	1,004
Total Liabilities Measured at Fair Value	$1,094	$—	$—	$1,094
Balance, 12/31/2012
Available-for-Sale Securities:
State and municipal bonds	$63,649	$—	$63,649	$—
Residential mortgage backed securities and SBA Pools	216,520	—	206,278	10,242
Other Assets — Derivative	(245)	—	—	(245)
Total Assets Measured at Fair Value	$279,924	$—	$269,927	$9,997
Other Liabilities — Derivatives	$328	$—	$—	$328
Unexercised Warrants	828	—	—	828
Total Liabilities Measured at Fair Value	$1,156	$—	$—	$1,156

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs ( Level 3) Quarter to Date
	2013			2012
Description	Residential MBS	Derivatives (net)	Unexercised Warrants	Residential MBS	Derivatives (net)	Unexercised Warrants
July 1, Balance	$7,754	$(331)	(826)	$13,501	$(715)	$(850)
Total gains or losses (realized/unrealized):
Included in earnings	—	94	(178)	(34)	73	(49)
Included in other comprehensive income	254	—	—	606	—	—
Principal Payments	(810)	—	—	(729)	—	—
Sales of Securities	—	—	—	—	—	—
Transfers in and /or out of Level 3	—	—	—	—	—	—
September 30, Balance	$7,198	$(237)	$(1,004)	$13,344	$(642)	$(899)

	Fair Value Measurements Using Significant Unobservable Inputs ( Level 3) Year to Date
	2013			2012
Description	Residential MBS	Derivatives (net)	Unexercised Warrants	Residential MBS	Derivatives (net)	Unexercised Warrants
January 1, Balance	$10,242	$(573)	(828)	$14,774	$(850)	$—
Total gains or losses (realized/unrealized):
Included in earnings	(22)	336	(176)	(357)	(338)	108
Included in other comprehensive income	483	—	—	1,034	546	—
Principal Payments	(1,643)	—	—	(2,107)	—	—
Sales of Securities	(1,862)	—	—	—	—	(1,007)
Transfers in and /or out of Level 3	—	—	—	—	—	—
September 30, Balance	$7,198	$(237)	$(1,004)	$13,344	$(642)	$(899)

The following tables present additional quantitative information about assets and liabilities measured at fair value on a recurring basis and for which the company has utilized Level 3 inputs to determine fair value, as of September 30, 2013:

	Valuation Techniques	Unobservable Input	Range of Inputs
Residential mortgage-backed securities	Discounted cash flow and consensus pricing	Prepayment	9.9% to 52.73% CPR (1)
		Default rates	(0.15)% to 15.88% CDR (2)
		Loss severities	0% to 85.09%
Interest Rate Derivatives	Discounted cash flow modeling and market indications	Cash flows of underlying instruments	Various payment mismatches based on characteristics of underlying loans
		Swap rates	0.50% to 1.00%
		LIBOR rates	0.19% to 0.42%
Unexercised Warrants	Warrant valuation models	Estimated underlying stock price volatility	60% to 100%
		Duration	1.25 to 2.0 years
		Risk-free rate	0.30% to 0.50%

(1) CPR: Constant prepayment rate
(2) CDR: Constant default rate

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Intermountain may be required, from time to time, to measure certain other financial assets at fair value on a non-recurring basis. The following table presents the carrying value for these financial assets as of dates indicated (in thousands):

Description	Total	Level 1	Level 2	Level 3
Balance, 09/30/2013
Loans(1)	$15,537	$—	$—	$15,537
OREO	4,236	—	—	4,236
Total Assets Measured at Fair Value	$19,773	$—	$—	$19,773
Balance, 12/31/2012
Loans(1)	$14,629	$—	$—	$14,629
OREO	4,951	—	—	4,951
Total Assets Measured at Fair Value	$19,580	$—	$—	$19,580
_____________________________

(1)	Represents impaired loans, net of allowance for loan loss, which are included in loans.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the company has utilized Level 3 inputs to determine fair value at September 30, 2013:

	Valuation Techniques	Unobservable Input	Range of Inputs
Impaired Loans	Discounted cash flows and appraisal of collateral	Amount and timing of cash flows	No payment deferral to indefinite payment deferral
		Discount Rate	4% to 9%
		Appraisal adjustments	10% to 35%
		Liquidation Expenses	10% to 15%
OREO	Appraisal of collateral	Appraisal adjustments	10% to 35%
		Liquidation Expenses	10% to 15%

Impaired Loans
Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for impaired loans when establishing the allowance for credit losses. Such amounts are generally based on either the estimated fair value of the cash flows to be received or the fair value of the underlying collateral supporting the loan less selling costs. Real estate collateral on these loans and the Company’s OREO is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace. Management reviews these valuations and makes additional valuation adjustments, as necessary, including subtracting estimated costs of liquidating the collateral or selling the OREO. If the value of the impaired loan is determined to be less than the recorded investment in the loans, the impairment is recognized and the carrying value of the loan is adjusted to fair value through the allowance for loan and lease losses. The carrying value of loans fully charged off is zero. The related nonrecurring fair value measurement adjustments have generally been classified as Level 3 because of the significant assumptions required in estimating future cash flows on these loans, and the uncertain collateral values underlying the loans. Volatility and the lack of relevant and current sales data in the Company’s market areas for various types of collateral create additional uncertainties and require the use of multiple sources and management judgment to make adjustments. Loans subject to nonrecurring fair value measurement were $15.5 million at September 30, 2013 all of which were classified as Level 3.
OREO
OREO represents real estate which the Company has taken control of in partial or full satisfaction of loans. At the time of foreclosure, Generally Accepted Accounting Principles (“GAAP”) states that OREO is recorded at its fair value less cost to sell. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan and lease losses. After foreclosure, management periodically performs valuations such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell. Fair value adjustments on other real estate owned are recognized within net loss on real estate owned as a component of non-interest expense. Fair value is determined from external appraisals and other valuations using judgments and estimates of external professionals. Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3. The Company’s OREO at September 30, 2013 totaled $4.2 million, all of which was classified as Level 3.

10. New Accounting Pronouncements:
In January 2013, the FASB issued ASU No. 2013-01, "Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities." ASU No. 2013-01 clarifies that ASU No. 2011-11 applies only to derivatives, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. The amendments are effective for annual and interim reporting periods beginning on or after January 1, 2013. The adoption of ASU No. 2013-01 did not have a material impact on the Company's consolidated financial statements.
In February 2013, the FASB issued ASU No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." ASU No. 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income. The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2012. The adoption of ASU No. 2013-02 did not have a material impact on the Company's consolidated financial statements.

 In July 2013, the FASB issued ASU 2013-10, "Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes." ASU No. 2013-10 provides for the inclusion of the Fed Funds Effective Swap Rate as a US. benchmark interest rate for hedge accounting purposes, in addition to US Treasury obligations and LIBOR. ASU No. 2013-10 is effective for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013 and is not expected to have a material impact on the Company's consolidated financial statements.
In July 2013, the FASB issued ASU 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." ASU 2013-11 provides guidance on the presentation of unrecognized tax benefits related to any disallowed portion of net operating loss carryforwards, similar tax losses, or tax credit carryforwards, if they exist. ASU 2013-11 is effective for fiscal years beginning after December 15, 2013, and is not expected to have a material impact on the Company's consolidated financial statements.

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
Intermountain offers banking and financial services that fit the needs of the communities it serves. Lending activities include consumer, commercial, commercial real estate, construction, mortgage and agricultural loans. A full range of deposit services are available including checking, savings and money market accounts as well as various types of certificates of deposit. Trust and wealth management services, investment and insurance services, business cash management and electronic banking solutions round out the Company’s product offerings.

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

•	Maintaining a conservative balance sheet and effectively managing Company risk amidst a still uncertain economic and regulatory environment.

•	Increasing the efficiency of its operations by continuing to restructure processes, re-negotiate contracts and rationalize various business functions and units.

•	Increasing local, transactional deposit balances while continuing to minimize interest expense by increasing referral activity and targeting specific business and non-profit groups.

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
Management believes the allowance for loan losses was adequate at September 30, 2013. While management uses available information to provide for loan losses, the ultimate collectability of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions and other relevant factors. A slowdown in economic activity could adversely affect cash flows for both commercial and individual borrowers, as a result of which the Company could experience increases in nonperforming assets, delinquencies and losses on loans. The allowance requires considerable judgment on the part of management, and material changes in the allowance can have a significant impact on the Company's financial position and results of operations.
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
Note 10, “New Accounting Pronouncements” in the Notes to the Consolidated Financial Statements, discusses new accounting pronouncements adopted by Intermountain and the expected impact of accounting pronouncements recently issued or proposed, but not yet required to be adopted.

Results of Operations
Overview. Intermountain recorded net income applicable to common stockholders of $4.0 million, or $0.62 per diluted share for the nine months ended September 30, 2013, compared with net income of $978,000, or $0.17 per diluted share for the nine months ended September 30, 2012. All earnings per share numbers reflect the impact of the 10-for-1 reverse stock split completed in October 2012. The improvement in net income for the period indicated over the comparable period last year resulted from decreases in the loan loss provision, interest expense and operating expense, and an increase in other income. These factors offset a decrease in interest income. For the quarter ended September 30, 2013, Intermountain recorded net income applicable to common stockholders of $1.5 million, or $0.23 per diluted share, compared with net income of $1.5 million, or $0.23 per diluted share, and $343,000, or $0.05 per diluted share for the quarters ended June 30, 2013 and September 30, 2012, respectively. Lower interest and operating expense and a modest recovery of loan loss provision expense in the third quarter of 2013 offset lower interest and other income to produce comparable results to the second quarter. Reductions in interest, operating and loan loss provision expenses also drove the improvement over the third quarter of last year.
The annualized return on average assets (“ROAA”) was 0.77% for the nine months ended September 30, 2013, as compared to 0.34% in the same period last year, and the annualized return on average common tangible equity (“ROAE”) was 6.12% in 2013 and 2.05% in 2012, respectively.
Net Interest Income. The most significant component of earnings for the Company is net interest income, which is the difference between interest income from the Company’s loan and investment portfolios, and interest expense on deposits, repurchase agreements and other borrowings. During the nine months ended September 30, 2013 and September 30, 2012, net interest income was $22.3 million and $23.1 million, respectively. The decrease in net interest income from last year reflects lower interest income on both loans and investments resulting primarily from declines in rates earned on these assets. Very low market rates and intense competition for strong borrowers continue to pressure both the Company's and its competitors' loan yields. Investment portfolio yields are also down, reflecting the impacts of Federal Reserve purchases of mortgage-backed securities, strong general demand for fixed income securities, and rapid prepayment speeds on the Company's mortgage-backed securities. Lower investment income also reflects a reduction in overall investment balances as the Company has been cautious in reinvesting the proceeds from prepayments on mortgage backed securities given the challenging rate environment. Interest expense on deposits continued to decrease as deposit rates declined in response to lower market rates, and CD volumes continued to contract. The decrease in interest expense on other borrowings from the same nine-month period last year reflected both lower average borrowing volumes and lower rates paid.
Average interest-earning assets decreased by 1.7% to $851.7 million for the nine months ended September 30, 2013 compared to $866.1 million for the nine months ended September 30, 2012. Average loans increased $10.4 million during this period, but were offset by a $24.8 million decrease in average investments and cash. Higher loan volumes reflect modestly stronger local market conditions and marketing efforts by Company lending staff.
Average interest-bearing liabilities decreased by $25.6 million, or 3.1%, for the nine month period ended September 30, 2013 compared to September 30, 2012. Average deposit balances decreased $10.4 million, or 1.5%, average Federal Home Loan Bank ("FHLB") advances decreased $24.1 million, or 83.2%, and average other borrowings increased $8.9 million, or 10.9%. The decrease in deposits primarily reflects payoffs of higher rate wholesale and retail CDs and the loss of savings balances associated with a terminated contract for secured credit cards. The decrease in FHLB advances reflects management’s focus on lowering interest expense and reducing higher rate or non-relationship funding, while the increase in other borrowings resulted from stronger repurchase demand by the Company's municipal customers.
The net interest margin was 3.49% for the nine months ended September 30, 2013 as compared to 3.56% in the comparable period of 2012. Decreases in the average yields on both loans and investments more than offset lower deposit and borrowing costs.
The Company continues to operate in an unprecedented low rate environment, in which the Fed Funds target rate is less than 0.25% and the Federal Reserve continues to purchase mortgage assets to reduce longer rates. After increasing about 1% in the second quarter of 2013, yields on the 10-year US Treasury bond stabilized in the third quarter, as the Federal Reserve decided not to reduce its bond purchases amidst strong speculation that it would. Recent market rate movements had a negligible impact on the Company's earnings during the quarter, as the increase in longer yields from the prior quarter did not translate directly into higher yields on the Company's earning assets. The Company's short-term variable rate loans are tied primarily to the national prime rate or the overnight or one-month London Interbank Offering Rate (LIBOR), which did not move. In addition, excess industry liquidity and continuing strong competition for quality borrowers dampened any short-term impact higher long-term market rates had on the loan portfolio.
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
Management continues to work diligently to redeploy cash assets into higher yielding loans and investments, and in particular is now focused on more rapid expansion of the loan portfolio to offset some of the pressure on yields. The Company also continues to focus on lowering its overall cost of funds, while maintaining transaction deposit balances from core relationship customers. The cost on interest-bearing liabilities dropped from 0.65% for the first nine months of 2012 to 0.47% for the same period in 2013. Management believes that some opportunities still remain to further lower funding costs. However, given the already low level of market rates and the Company’s cost of funds, any future gains are likely to be less than those already experienced.
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
The provision for losses on loans totaled $344,000 for the nine months ended September 30, 2013, compared to a provision of $3.7 million for the comparable period last year. Lower provision costs reflect continued improvements in the quality of the Company's loan portfolio as reflected by the reduction in non-performing assets to 0.8% of assets as of September 30, 2013. For more information on provision and loan loss allowance activity for the periods indicated, see Note 4 to the Consolidated Financial Statements, "Loans and Allowance for Loan Losses."

Net chargeoffs dramatically declined to $258,000 in the first nine months of 2013, compared to $7.3 million in the first nine months of 2012. The Company has now experienced two straight quarters of net recoveries, leading it to recover $82,000 of previously recorded loan loss provision in the third quarter. In general, portfolio losses are no longer concentrated in any particular industry or loan type, as prior efforts to reduce exposure in construction, land development and commercial real estate loans have decreased the exposure in these segments considerably. The Company continues to resolve or liquidate its problem loans aggressively, particularly those with higher loss exposures, and now believes that the risk of future large losses is significantly reduced. The loan loss allowance to total loans ratio was 1.52% at September 30, 2013, compared to 1.79% at September 30, 2012 as the company charged off loans against the higher reserve previously established to absorb potential loss exposure in the portfolio. At the end of September 2013, the allowance for loan losses totaled 281.8% of non-performing loans compared to 161.3% at September 30, 2012. The increase in this coverage ratio despite a lower total dollar allowance for loan loss reflects the reduction of non-performing loans over the prior period.

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

General trending information with respect to non-performing loans, non-performing assets, and other key portfolio metrics is as follows (dollars in thousands):

Credit Quality Trending

	9/30/2013	6/30/2013	12/31/2012	9/30/2012
	(Dollars in thousands)
Loans past due in excess of 90 days and still accruing	$42	$—	$—	$—
Non-accrual loans	2,808	4,799	6,529	5,636
Total non-performing loans (“NPLs”)	$2,850	$4,799	$6,529	$5,636
OREO	4,236	4,512	4,951	5,636
Total non-performing assets (“NPAs”)	$7,086	$9,311	$11,480	$11,272
Classified loans (1)	$23,098	$26,288	$24,933	$32,748
Troubled debt restructured loans (2)	$9,212	$11,791	$6,719	$2,873
Total allowance related to non-accrual loans	$561	$121	$536	$401
Interest income recorded on non-accrual loans (3)	$144	$119	$424	$195
Non-accrual loans as a percentage of net loans receivable	0.54%	0.92%	1.25%	1.12%
Total non-performing loans as a % of net loans receivable	0.55%	0.92%	1.25%	1.12%
Allowance for loan losses (“ALLL”) as a percentage of non-performing loans	281.8%	167.6%	121.7%	161.3%
Total NPAs as a % of total assets (4)	0.77%	1.00%	1.18%	1.18%
Total NPAs as a % of tangible capital + ALLL (“Texas Ratio”) (4)	5.76%	7.69%	9.39%	9.20%
Loan delinquency ratio (30 days and over)	0.31%	0.22%	0.13%	0.21%
_____________________________

(1)	Classified loan totals are inclusive of non-performing loans and may also include troubled debt restructured loans, depending on the grading of these restructured loans.

(2)	Includes accruing restructured loans of $9.1 million and non-accruing restructured loans of $88,000. No other funds are available for disbursement on restructured loans.

(3)	Interest income on non-accrual loans based on year-to-date interest totals

(4)	NPAs include both nonperforming loans and OREO
The decrease in NPLs from year end reflects continued loan resolution activity. The Company’s special assets team continues to migrate loans through the collections process through multiple management strategies, including borrower workouts and individual asset sales to local and regional investors. The Company continues to monitor its non-accrual loans closely and revalue the collateral on a periodic basis. This re-evaluation may create the need for additional write-downs or additional loss reserves on these assets. Loan delinquencies (30 days or more past due) continue at very low levels, although at 0.31%, they are up slightly from year end.
The following table summarizes NPAs by type and provides trending information over the past year:

Nonperforming Asset Trending By Category

	9/30/2013	6/30/2013	9/30/2012
	(Dollars in thousands)
Commercial loans	$1,066	$1,417	$3,400
Commercial real estate loans	261	2,728	1,021
Land and land development loans	4,415	4,626	6,204
Agriculture loans	527	276	26
Residential real estate loans	814	173	609
Consumer loans	3	91	12
Total NPAs by Categories	$7,086	$9,311	$11,272

Land development assets continue to represent the highest segment of non-performing assets, and primarily reflect one large $4.2 million OREO property. The totals for the other segments are relatively small and overall have declined since last year. The majority of NPAs are in northern Idaho, reflecting the OREO property noted above and the stronger market presence the Company holds in Northern Idaho. The overall level of NPAs remains below the average of the Company’s peer group.
At September 30, 2013 and December 31, 2012 classified loans (loans with risk grades 6, 7 or 8) by loan type are as follows:

	September 30, 2013		December 31, 2012
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial loans	$6,464	28.0%	$7,693	30.9%
Commercial real estate loans	3,399	14.7	5,156	20.7
Land and land development loans	1,516	6.6	1,515	6.1
Agriculture loans	4,639	20.1	2,143	8.6
Multifamily loans	3,954	17.1	5,118	20.5
Residential real estate loans	3,009	13.0	3,045	12.2
Consumer loans	117	0.5	262	1.0
Total classified loans	$23,098	100.0%	$24,932	100.0%

Classified loans are loans for which management believes it may experience some problems in obtaining repayment under the contractual terms of the loan, and are inclusive of the Company’s non-accrual loans. However, categorizing a loan as classified does not necessarily mean that the Company will experience any or significant loss of expected principal or interest.
Classified loans decreased from December 31, 2012 as the Company resolved several credits during the third quarter without any significant additional loss. As with NPAs, the geographical distribution of the Company’s classified loans reflects the distribution of the Company’s loan portfolio, with higher distributions in the “North Idaho/Eastern Washington” region, and decreased levels in southern Idaho. The Company worked rapidly to reduce its exposure in the Greater Boise area, and the other southern Idaho regions have strong agribusiness components, a sector of the economy that is performing well.
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
     Other Income.
The following tables detail dollar amount and percentage changes of certain categories of other income for the three and nine month periods ended September 30, 2013 and September 30, 2012.

Other Income - Three Months Ended	September 30, 2013	September 30, 2012	Change	Percent Change
	(Dollars in thousands)
Fees and service charges	$1,858	$1,620	$238	15%
Loan related fee income	506	768	(262)	(34)
Net gain on sale of securities	180	—	180	100
Net (loss) gain on sale of other assets	(8)	(7)	(1)	14
Other-than-temporary credit impairment on investment securities ("OTTI")	—	(34)	34	(100)
Bank-owned life insurance	83	86	(3)	(3)
Fair value adjustment on cash flow hedge	89	(6)	95	(1,583)
Unexercised warrant liability fair value adjustment	(179)	(49)	(130)	265
Other income	(4)	174	(178)	(102)
Total	$2,525	$2,552	$(27)	(1)%

Other Income - Nine Months Ended	September 30, 2013	September 30, 2012	Change	Percent Change
	(Dollars in thousands)
Fees and service charges	$5,429	$4,744	$685	14%
Loan related fee income	1,768	2,129	(361)	(17)
Net gain on sale of securities	384	585	(201)	(34)
Net gain on sale of other assets	(2)	15	(17)	(113)
Other-than-temporary credit impairment on investment securities ("OTTI")	(63)	(357)	294	(82)
Bank-owned life insurance	252	260	(8)	(3)
Fair value adjustment on cash flow hedge	235	(300)	535	(178)
Unexercised warrant liability fair value adjustment	(177)	108	(285)	(264)
Other income	149	572	(423)	(74)
Total	$7,975	$7,756	$219	3%

Total other income was $2.5 million and $2.6 million for the three months ended September 30, 2013 and September 30, 2012, respectively. For the comparable nine-month periods, total other income was $8.0 million in 2013 and $7.8 million in 2012. For the three-month comparable periods, increases in fees and service charges and a net gain on the sale of securities were offset by reductions in mortgage origination fees, the fair value of unexercised warrants, and other income. The increase in income for the comparable nine-month period reflects higher fees and service charges, lower credit impairment on impaired investment securities, and a positive adjustment on hedge fair values. These offset lower mortgage origination income, lower gains on security sales, a negative adjustment on the value of unexercised warrants and lower other income.
Fees and service charges earned on deposit, trust and investment accounts continue to be the Company’s primary sources of other income. Fees and service charges in the first nine months of 2013 increased by $685,000 from the comparable 2012 period as changes in the Company's deposit account pricing and increased investment services income offset reductions in overdraft fee income.
Loan related fee income was down from the same period last year, as a result of weaker mortgage refinance activity. Higher mortgage rates are having a significant impact on both refinance and purchase activity, which will likely lead to additional reductions in this source of income in future periods.
The Company recognized $384,000 in gains on the sale of securities during the first nine months of 2013 as it repositioned some of its investment portfolio to reduce price risk. This more than offset a smaller credit loss impairment on impaired securities for the period. The Company also recorded a positive $235,000 fair value adjustment related to a cash flow hedge on one of the Company's trust preferred obligations. The negative $300,000 adjustment in 2012 resulted from the loss of hedge effectiveness on the instrument and is being recovered as the hedge reaches maturity later in 2013.
The Company recognized a negative fair value adjustment taken on the Company's unexercised warrant liability in 2013, as an increase in the Company's stock price increased this liability. The liability was created by the issuance of three-year warrants for 1,700,000 shares, and on a reverse-split adjusted basis, 170,000 shares, to investors as part of the Company's January 2012 capital raise and must be fair-valued every quarter. As such, there are likely to be fluctuating adjustments in future periods.
BOLI income was down slightly from the prior year as yields declined modestly and the Company did not purchase or liquidate BOLI assets. Other non-interest income totaled $149,000 for the nine-month period, compared to $572,000 for the comparable prior period. The reduction reflects continued decreases in the Company's secured card contract as this contract terminated in the first quarter of 2013. The Company is seeking to replace the lost income from this contract with other card or payment-based initiatives.
     Operating Expenses.
The following tables detail dollar amount and percentage changes of certain categories of other expense for the three and nine month periods ended September 30, 2013 and September 30, 2012.

Other Expense - Three Months Ended	September 30, 2013	September 30, 2012	Change	Percent Change
	(Dollars in thousands)
Salaries and employee benefits	$4,133	$4,103	$30	1%
Occupancy expense	1,120	1,230	(110)	(9)%
Technology	982	894	88	10%
Advertising	194	178	16	9%
Fees and service charges	88	141	(53)	(38)%
Printing, postage and supplies	176	178	(2)	(1)%
Legal and accounting	350	507	(157)	(31)%
FDIC assessment	145	306	(161)	(53)%
OREO operations(1)	139	39	100	256%
Other expense	766	666	100	15%
Total	$8,093	$8,242	$(149)	(2)%

Other Expense - Nine Months Ended	September 30, 2013	September 30, 2012	Change	Percent Change
	(Dollars in thousands)
Salaries and employee benefits	$12,591	$12,110	$481	4%
Occupancy expense	3,479	3,688	(209)	(6)%
Technology	2,783	2,688	95	4%
Advertising	488	459	29	6%
Fees and service charges	267	466	(199)	(43)%
Printing, postage and supplies	566	779	(213)	(27)%
Legal and accounting	1,181	1,292	(111)	(9)%
FDIC assessment	495	927	(432)	(47)%
OREO operations(1)	281	263	18	7%
Other expense	2,359	2,090	269	13%
Total	$24,490	$24,762	$(272)	(1)%

(1)	Amount includes chargedowns and gains and losses on sale of OREO
Operating expenses for the third quarter of 2013 totaled $8.1 million compared to $8.2 million for the same quarter last year. Lower occupancy, legal and accounting, FDIC assessment, and armored car expenses offset increased technology, OREO and other expenses. For the comparable nine month periods of 2013 and 2012, operating expense decreased $272,000, or 1.1%. Decreases in occupancy, armored car, printing, supply, FDIC assessment, legal and accounting expenses offset higher compensation and other expenses.
At $12.6 million, compensation and benefits expense increased from the same nine-month period in 2012. After large staff reductions in prior years, staffing levels stabilized over the past year, and the compensation increase primarily reflects higher commission and bonus income, and the payment of severance and other one-time expenses. Although the Company has largely completed its staff restructuring efforts, it continues to evaluate opportunities to improve staff efficiency while positioning itself for balance sheet growth.
Occupancy expenses decreased $209,000 from the prior nine-month period, reflecting lower depreciation and other maintenance expenses as the Company continued to exercise caution in purchasing new fixed assets. The modest increase in technology expenses reflects one-time termination and installation expenses incurred by the Company in upgrading its core data processing system during the second quarter of 2013. It anticipates the full completion of this conversion will result in significant savings in future years. The Company continues to review asset and software purchases carefully and re-negotiate contracts to further lower expense in this area.
Advertising expense was up modestly from the prior year, reflecting stronger marketing activity in the Company's branches. Reductions in collection activity resulted in lower fee and service charge expenses, while decreases in mailed statements, leased printing equipment and office supply usage have lowered printing, postage and supply expenses. Legal and accounting fees decreased modestly over last year as a result of lower accounting, audit and consulting expenses.
FDIC expenses decreased significantly over the same nine-month period last year because of changes in the FDIC assessment formula and a lower assessment rate.
OREO expenses increased $18,000 over the prior year reflecting the payment of some current property-related expenses that will likely result in higher future sales prices. Other expenses increased $269,000 from the same nine-month period in 2012, primarily as a result of increased operational losses relating to electronic banking and debit card fraud activity and the settlement of claims for losses incurred on several mortgage loans that had been sold several years ago. The increase in operating losses offset decreases in insurance, armored car and telecommunications expense. While the Company believes its future exposure to further sold-mortgage claims is limited, increasing fraud activity and changes in VISA's liability rules will likely lead to increased operating losses from electronic banking and debit card activity in future periods. The Company continues to implement new tools and systems to reduce its exposure in this area.
Annualized operating expense as a percentage of average assets was 3.48% and 3.46% for the nine-month periods ending September 30, 2013 and September 30, 2012, respectively. The Company’s efficiency ratio (noninterest expense divided by the sum of net interest income and non-interest income) was 81.0% for the nine months ended September 30, 2013, compared to 80.2% for the comparable period one year ago. With economic conditions likely to remain challenging in the near future, the Company continues to develop and implement additional efficiency and cost-cutting efforts to offset constrained asset and revenue growth.
     Income Tax Provision.
For the three and nine month periods ended September 30, 2013 and September 30, 2012, respectively, the Company recorded no income tax provision. In each of these periods, the Company generated positive net income before income taxes, but recorded no provision as it offset current income against carryforward losses from prior years. The effective tax rates were 0.0% for each of these periods. The Company maintained a net deferred tax asset of $14.9 million and $12.3 million as of September 30, 2013 and December 31, 2012, net of a valuation allowance of $6.8 million and $8.5 million, respectively. The increase in the deferred tax asset at September 30, 2013 from prior periods reflected the potential tax impacts associated with a reduction in the fair value of the Company's investments available for sale during the period.
Intermountain uses an estimate of future earnings, future reversal of taxable temporary differences, and tax planning strategies to determine whether it is more likely than not that the benefit of the deferred tax asset will be realized. At September 30, 2013, Intermountain assessed whether it was more likely than not that it would realize the benefits of its deferred tax asset. Intermountain determined that the negative evidence associated with a three-year cumulative loss for the period ended December 31, 2011, and soft economic conditions continued to outweigh the positive evidence, although improvements in both the economy and the Company's income in recent quarters are providing stronger positive evidence. While Intermountain maintained the valuation allowance of $6.8 million against its deferred tax asset at September 30, 2013, it analyzes the deferred tax asset on a quarterly basis and may increase the allowance or release a portion or all of this allowance depending on actual results and estimates of future profitability.
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

The completion of the $47.3 million capital raise in January 2012 triggered Internal Revenue Code Section 382 limitations on the amount of tax benefit from net operating loss carryforwards that the Company can utilize annually, because of the level of investment by several of the larger investors. This could impact the amount and timing of the release of the valuation allowance, largely depending on the level of market interest rates and the fair value of the Company’s balance sheet at the time the offering was completed. The evaluation of this impact is still being completed and will likely not be known until the fourth quarter of 2013. Based on its preliminary analysis, the Company believes that it should be able to recapture most or all of its tax benefit from the net operating loss carryforwards in the 20-year carryforward period, even given the Section 382 limitations. As with other future estimates, the Company cannot guarantee these future results.

Financial Position
Assets. At September 30, 2013, Intermountain’s assets were $923.8 million, down $29.5 million from $953.3 million at December 31, 2012. The decrease in assets reflected reductions in available-for-sale investments and cash used to reduce various deposit liabilities.
Investments. Intermountain’s investment portfolio at September 30, 2013 was $293.5 million, a decrease of $3.8 million, or 1.3% from the December 31, 2012 balance of $297.3 million. The decrease was primarily due to reductions in the fair value of the available-for-sale investment portfolio as a result of rising market rates. Management remains cautious about the volatile investment environment and is working to further shorten the duration of its available-for-sale investment portfolio. As of September 30, 2013, the balance of the unrealized loss on investment securities, net of federal income taxes, was $331,000, compared to an unrealized gain at December 31, 2012 of $3.5 million. The decrease reflected the negative impact on the value of the portfolio resulting from an approximate one percent increase in market interest rates.
The Company currently holds one residential MBS, with a current face value totaling $5.8 million that is determined to have an other than temporary impairment (“OTTI”), as detailed in the table below (dollars in thousands):

	Principal	Fair	Unrealized	Cumulative OTTI Credit Loss Recorded in	Cumulative OTTI Impairment Loss Recorded in
	Balance	Value	(Loss) Gain	Income	OCI
Security 1	5,403	4,535	576	(901)	(864)

As indicated in the table above, impairment for this security totals $1.8 million, of which $901,000 has been recorded as credit loss impairment in income and the remainder in other comprehensive income. The Company recorded additional credit loss impairment for this security in 2013 of $63,000. At this time, the Company anticipates holding the security until its value is recovered or until maturity, and will continue to adjust its net income (loss) and other comprehensive income (loss) to reflect potential future credit loss impairments and the security’s market value. The Company calculated the credit loss charges against earnings each quarter by subtracting the estimated present value of future cash flows on the securities from their amortized cost less the total of previous credit loss impairment at the end of each period. The Company sold the only other security for which OTTI had been recognized in the first quarter of 2013, recognizing a $40,000 gain on the sale.
Loans Receivable. At September 30, 2013 net loans receivable totaled $520.2 million, down $529,000 from $520.8 million at December 31, 2012.
The following table sets forth the composition of Intermountain’s loan portfolio at the dates indicated. Loan balances exclude deferred loan origination costs and fees and allowances for loan losses.

	September 30, 2013		December 31, 2012
	Amount	%	Amount	%
	(Dollars in thousands)
Commercial loans	$111,238	21.1%	$121,307	23.0%
Commercial real estate loans	185,116	35.1	186,844	35.4
Commercial construction loans	6,305	1.2	3,832	0.7
Land and land development loans	34,172	6.5	31,278	5.9
Agriculture loans	97,453	18.4	85,967	16.3
Multifamily loans	15,802	3.0	16,544	3.1
Residential real estate loans	61,185	11.6	60,020	11.3
Residential construction loans	1,721	0.3	940	0.2
Consumer loans	9,084	1.7	9,626	1.8
Municipal loans	6,107	1.1	12,267	2.3
Total loans	528,183	100.0%	528,625	100.0%
Allowance for loan losses	(8,030)		(7,943)
Deferred loan fees, net of direct origination costs	86		86
Loans receivable, net	$520,239		$520,768
Weighted average interest rate	5.22%		5.28%

Increases in agricultural, commercial construction and development loans largely offset decreases in commercial and municipal loans, as farmers increased seasonal borrowing and commercial project activity heated up in the Company's market areas. Commercial customers remain cautious about expansion, however, and are relying more on cash than in years prior to the recession. The reduction in municipal loans resulted from the payoff of a larger municipal construction loan as the project was completed. Most other loan categories were relatively stable from year end.

The commercial portfolio is diversified by industry with a variety of small business customers that have held up relatively well during this economic downturn. As soft economic conditions continue, however, the Company continues to experience some stress in this portfolio. Most of the commercial credits are smaller, however, and Intermountain carries a higher proportion of SBA and USDA guaranteed loans than many of its peers, reducing the overall risk in this portfolio. As noted above, commercial customers continue to watch economic conditions very closely, and have turned to cash more often to pay ongoing costs than borrowing. Quality commercial borrowers are highly sought after, resulting in keen competition and competitive pricing for these customers.

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

Commercial construction and development activity has picked up recently, as the survivors of the building recession are capitalizing on opportunities created by the lack of inventory resulting from five years of limited construction activity. The Company is approaching these loans cautiously, lending only to strong borrowers with substantial equity positions and backup liquidity. In addition, the Company is watching concentrations closely and carefully selecting its areas of focus.
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

Geographic Distribution
As of September 30, 2013, the Company’s loan portfolio by loan type and geographical market area was:

	North Idaho — Eastern	Magic Valley	Greater Boise	E. Oregon, SW Idaho, excluding			% of Loan type to total
Loan Portfolio by Location	Washington	Idaho	Area	Boise	Other	Total	Loans
	(Dollars in thousands)
Commercial loans	$80,249	$4,880	$9,741	$15,111	$1,257	$111,238	21.1%
Commercial real estate loans	126,447	10,191	9,401	17,943	21,134	185,116	35.1%
Commercial construction loans	5,124	—	145	—	1,036	6,305	1.2%
Land and land development loans	25,120	1,412	5,652	1,327	661	34,172	6.5%
Agriculture loans	1,946	4,513	24,383	62,771	3,840	97,453	18.4%
Multifamily loans	9,803	150	4,630	30	1,189	15,802	3.0%
Residential real estate loans	43,910	3,435	4,564	6,809	2,467	61,185	11.6%
Residential construction loans	1,608	—	—	113	—	1,721	0.3%
Consumer loans	5,399	1,100	748	1,540	297	9,084	1.7%
Municipal loans	4,784	1,323	—	—	—	6,107	1.1%
Total	$304,390	$27,004	$59,264	$105,644	$31,881	$528,183	100.0%
Percent of total loans in geographic area	57.7%	5.1%	11.2%	20.0%	6.0%	100.0%
Percent of total loans where real estate is the primary collateral	70.2%	60.7%	53.9%	40.1%	86.8%	62.9%

As of December 31, 2012, the Company’s loan portfolio by loan type and geographical market area was:

	North Idaho — Eastern	Magic Valley	Greater Boise	E. Oregon, SW Idaho, excluding			% of Loan type to total
Loan Portfolio by Location	Washington	Idaho	Area	Boise	Other	Total	Loans
	(Dollars in thousands)
Commercial loans	$87,387	$4,606	$9,252	$13,852	$6,210	$121,307	23.0%
Commercial real estate loans	123,451	11,330	10,651	18,895	22,517	186,844	35.4%
Commercial construction loans	503	—	2,819	—	510	3,832	0.7%
Land and land development loans	20,710	1,748	6,298	1,500	1,022	31,278	5.9%
Agriculture loans	1,670	3,269	16,886	60,479	3,663	85,967	16.3%
Multifamily loans	10,396	151	5,947	30	20	16,544	3.1%
Residential real estate loans	41,624	3,734	3,808	7,083	3,771	60,020	11.3%
Residential construction loans	387	—	240	313	—	940	0.2%
Consumer loans	5,716	1,026	517	2,053	314	9,626	1.8%
Municipal loans	10,880	1,387	—	—	—	12,267	2.3%
Total	$302,724	$27,251	$56,418	$104,205	$38,027	$528,625	100.0%
Percent of total loans in geographic area	57.3%	5.2%	10.7%	19.7%	7.1%	100.0%
Percent of total loans where real estate is the primary collateral	65.5%	67.4%	54.5%	43.3%	74.8%	60.7%

As indicated, 57.7% of the Company’s loans are in northern Idaho and eastern Washington, with the next highest percentage in the rural markets of southwest Idaho outside of Boise. Economic trends and real estate valuations are showing consistent improvement in all the Company's markets now, after a four-year decline. The southwest Idaho and Magic Valley markets are largely agricultural areas which have not seen levels of price appreciation or depreciation as steep as other areas over the last few years. The “Other” category noted above largely represents loans made to local borrowers where the collateral is located outside the Company’s communities. The mix in this category is relatively diverse, with the highest proportions in Oregon, Washington, California, Nevada and Arizona, but no single state comprising more than 2.85% of the total loan portfolio.
Participation loans where Intermountain purchased part of the loan and was not the lead bank totaled $16.0 million at September 30, 2013. $4.0 million of the total is a condominium project in Boise that is currently classified, but is being managed very closely, and for which no loss is expected. The remaining loans are all within the Company’s footprint and management believes they do not present significant risk at this time.

The following table sets forth the composition of Intermountain’s loan originations for the periods indicated.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
	(Dollars in thousands)
Commercial loans	$5,862	$17,465	(66.4)%	$29,030	$46,568	(37.7)%
Commercial real estate loans	9,262	1,932	379.4	31,381	16,314	92.4
Commercial construction loans	320	1,284	(75.1)	6,961	2,138	225.6
Land and land development loans	3,412	675	405.5	5,615	3,201	75.4
Agriculture loans	10,426	8,464	23.2	29,522	39,938	(26.1)
Multifamily loans	1,200	—	—	1,200	1,191	0.8
Residential real estate loans	16,904	21,297	(20.6)	53,138	66,378	(19.9)
Residential construction loans	2,463	156	1,478.8	3,956	945	318.6
Consumer loans	1,052	557	88.9	2,692	1,780	51.2
Municipal loans	104	183	(43.2)	481	3,303	(85.4)
Total loans originated	$51,005	$52,013	(1.9)%	$163,976	$181,756	(9.8)%

Renewed loans	$24,150	$52,729	(54.2)%	$129,019	$158,402	(18.5)%

Overall, 2013 origination activity continues to reflect the muted borrowing demand from virtually all sectors in the current environment, as commercial borrowers remain cautious and agricultural customers experience strong cash flows, reducing their borrowing needs. Activity is strongest in the real estate sectors, as record low interest rates continue to spur refinance activity and encourage stronger borrowers to expand. Overall origination activity is likely to improve from earlier totals as the economy rebounds, but will still be under pressure from slow employment growth and aggressive industry competition for strong borrowers. Residential real estate activity is also likely to slow down, as higher mortgage rates reduce refinance activity. The Company has chosen not to purchase loan pools or pursue out-of-market participation loans in order to maintain a more conservative credit position. Management believes that those banks that have low-cost funding structures and pursue loan growth through strong relationship networks will perform relatively better in the long run.
Office Properties and Equipment. Office properties and equipment decreased $33,000 from year end to $35.4 million at September 30, 2013 as the Company continued to limit new purchase activity.
Other Real Estate Owned. Other real estate owned decreased by $715,000, or 14.4% from year end. The Company sold six properties totaling $1.1 million in the first nine months of 2013, had net negative valuation adjustments of $31,000 and added three properties totaling $413,000. A total of three properties remained in the OREO portfolio at quarter end, consisting of $4.2 million in land and land development.
Overall, the Company’s current OREO portfolio is lower than most of its peer group and management anticipates additional reductions in the total in the coming year. The following table details OREO activity during the first nine months of 2013 and 2012.

Other Real Estate Owned Activity

	2013	2012
	(Dollars in thousands)
Balance, beginning of period, January 1	$4,951	$6,650
Additions to OREO	413	1,595
Proceeds from sale of OREO	(1,097)	(2,628)
Valuation Adjustments in the period(1)	(31)	19
Balance, end of period, September 30	$4,236	$5,636
_____________________________

(1)	Amount includes chargedowns and gains/losses on sale of OREO

Intangible Assets. Intangible assets now consist only of a small core deposit intangible derived from prior acquisitions that is amortizing down as time progresses.
Deferred Tax Asset. At September 30, 2013, the Company’s deferred tax asset, net of the valuation allowance noted above, totaled $14.9 million, up from $12.3 million at year end 2012. The increase in the deferred tax asset at September 30, 2013 from the prior period reflected the potential tax impacts associated with a reduction in the fair value of the Company's investments available for sale during the period. At September 30, 2013, Intermountain assessed whether it was more-likely-than-not that it would realize the benefits of its deferred tax asset. Intermountain determined that the negative evidence associated with a three-year cumulative loss for the period ended December 31, 2011, and soft economic conditions continued to outweigh the positive evidence, although improvements in both the economy and the Company's income in recent quarters are providing stronger positive evidence. While Intermountain maintained the valuation allowance of $6.8 million against its deferred tax asset, it analyzes the deferred tax asset on a quarterly basis and may increase the allowance or release a portion or all of this allowance depending on actual results and estimates of future profitability. See the Income Tax Provision section above for more information.
BOLI and Other Assets. Bank-owned life insurance (“BOLI”) and other assets decreased to $16.8 million at September 30, 2013 from $19.6 million at year end, 2012. The decrease reflected lower prepaid expenses as the FDIC released the remaining amount of prepaid insurance assessments that the Company had previously forwarded to it.
Deposits. Total deposits decreased $37.9 million to $711.1 million at September 30, 2013 from $748.9 million at December 31, 2012. The decrease from year end reflects additional reductions in higher-cost brokered and retail CDs, the release of savings balances from the termination of a contract to maintain savings balances securing credit cards held by another company, and tax and operating payments made by clients. The Company continues to focus on managing relationship customers closely, lowering its cost of funds, and moving CD customers seeking higher yields into our investment products. Overall, transaction account deposits comprised 78.4% of total deposits at September 30, 2013, up from 75.8% at the prior year end.
The following table sets forth the composition of Intermountain’s deposits at the dates indicated.

	September 30, 2013		December 31, 2012
	Amount	% of total deposits	Amount	% of total deposits
	(Dollars in thousands)
Non-interest bearing demand accounts	$240,116	33.8%	$254,979	34.0%
Interest bearing demand accounts	100,572	14.1%	99,623	13.3%
Money market 0.0% to 2.00%	217,110	30.5%	213,155	28.5%
Savings and IRA 0.0% to 4.91%	66,683	9.4%	75,788	10.1%
Certificate of deposit accounts (CDs)	35,827	5.0%	43,535	5.8%
Jumbo CDs	50,613	7.1%	56,228	7.5%
Brokered CDs	—	—%	5,200	0.7%
CDARS CDs to local customers	151	0.1%	426	0.1%
Total deposits	$711,072	100.0%	$748,934	100.0%
Weighted average interest rate on certificates of deposit		1.20%		1.28%
Core Deposits as a percentage of total deposits (1)		92.9%		91.7%
Deposits generated from the Company’s market area as a % of total deposits		100.0%		99.3%
_____________________________

(1)
Core deposits consist of non-interest and interest bearing demand accounts, money market accounts, savings accounts, and certificate of deposit accounts of less than $100,000 (excluding public deposits).

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
Deposits by location are as follows (dollars in thousands):

	9/30/2013	% of total deposits	12/31/2012	% of total deposits	9/30/2012	% of total deposits
Deposits by Location
North Idaho — Eastern Washington	$367,496	51.7%	$372,772	49.9%	$347,316	47.4%
Magic Valley Idaho	65,890	9.3%	72,254	9.6%	69,580	9.5%
Greater Boise Area	61,216	8.6%	67,585	9.0%	64,191	8.8%
Southwest Idaho — Oregon, excluding Boise	166,561	23.4%	172,509	23.0%	156,300	21.4%
Administration, Secured Savings	49,909	7.0%	63,814	8.5%	94,197	12.9%
Total	$711,072	100.0%	$748,934	100.0%	$731,584	100.0%

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
     Borrowings. Deposit accounts are Intermountain’s primary source of funds. Intermountain also relies upon advances from the Federal Home Loan Bank of Seattle, repurchase agreements and other borrowings to supplement its funding, reduce its overall cost of funds, and to meet deposit withdrawal requirements. These borrowings totaled $84.9 million and $97.3 million at September 30, 2013 and December 31, 2012, respectively. The decrease from year end reflects fluctuations in municipal repurchase activity.

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

Additionally, the extent to which borrowers prepay loans is affected by prevailing interest rates. When interest rates increase, borrowers are less likely to prepay loans. When interest rates decrease, borrowers are generally more likely to prepay loans. Prepayment speeds have been unusually high over the past few years and particularly in the past year, as borrowers refinanced into lower rates, paid down debt to improve their financial position, or liquidated assets as part of problem loan work-out strategies. Prepayments may affect the levels of loans retained in an institution’s portfolio, as well as its net interest income. Prepayments on loans and mortgage-backed securities are likely to continue over the next year at a higher pace than long-term averages as a result of continuing low interest rates and government-sponsored refinance programs, but did slow in the third quarter after mortgage rates increased about one percent in the latter part of the second quarter.

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

Intermountain maintains an asset and liability management program intended to manage net interest income through interest rate cycles and to protect its income by controlling its exposure to changing interest rates. As part of this program, Intermountain uses a simulation model designed to measure the sensitivity of net interest income and net income to changes in interest rates. This simulation model is designed to enable Intermountain to generate a forecast of net interest income and net income given various interest rate forecasts and alternative strategies. The model is also designed to measure the anticipated impact that prepayment risk, basis risk, customer maturity preferences, volumes of new business and changes in the relationship between long-term and short-term interest rates have on the performance of the Company. The results of modeling indicate that the estimated impact of changing rates on net interest income in a 100 and 300 basis point upward adjustment are within the guidelines established by management. The estimated impact of changing rates on net interest income in a 100 basis point downward adjustment in market interest rates is just outside of the Company's guidelines over both a 12-month and 24-month period. The impacts of changing rates on the Company's modeled economic value of equity ("EVE") are within the Company's guidelines for both rising and falling rates. The Company has chosen not to take action to resolve the falling rate guideline exceptions, because of the current low level of market rates and the negative impact actions it could take would have on its exposure to rising rates.

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
Deposits decreased to $711.1 million at September 30, 2013 from $748.9 million at December 31, 2012, as decreases in non-interest bearing demand, savings and CD balances offset increases in interest-bearing demand and money market balances. The decrease from December reflects additional planned reductions in higher-cost brokered and retail CDs, the release of savings balances from the termination of a contract to maintain savings balances securing credit cards held by another company, and tax and operating payments made by clients. Repurchase agreements decreased by $12.3 million, reflecting seasonal reductions in local municipal balances. The liability reductions were partially offset by a decrease in investments available-for-sale of $15.2 million from year end, as the Company repositioned a part of this portfolio. The combined impact of liability and other asset changes resulted in an overall decrease of $41.2 million in the Company’s unrestricted cash position from December 31, 2012 to September 30, 2013.
During the nine months ended September 30, 2013, cash used by investing activities consisted primarily of purchases of available-for-sale and held-to maturity investment securities, which more than offset sales of investment securities and principal payments on mortgage-back securities. During the same period, cash used by financing activities consisted primarily of decreases in checking, savings and CD deposit balances and repurchase agreements.
Securities sold subject to repurchase agreements totaled $64.4 million at September 30, 2013. These borrowings are required to be collateralized by investments with a market value exceeding the face value of the borrowings. Under certain circumstances, Intermountain could be required to pledge additional securities or reduce the borrowings.
Intermountain’s credit line with FHLB Seattle provides for borrowings up to a percentage of its total assets subject to general collateralization requirements. At September 30, 2013, the Company’s FHLB Seattle credit line represented a total borrowing capacity of approximately $127.3 million, of which $4.9 million was being utilized. Additional collateralized funding availability at the Federal Reserve totaled $21.9 million. Both of these collateral secured lines could be expanded more with the placement of additional collateral. Overnight-unsecured borrowing lines have been established at US Bank, Wells Fargo Bank, and Pacific Coast Bankers Bank (“PCBB”). At September 30, 2013, the Company had approximately $45.0 million of overnight funding available from its unsecured correspondent banking sources.
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

Capital Resources

Intermountain’s total stockholders’ equity was $115.0 million at September 30, 2013, compared with $114.4 million at December 31, 2012, as the negative impact of higher market rates on the value of the Company's investment portfolio offset improved earnings. Stockholders’ equity and tangible stockholders' equity was 12.4% of total assets at September 30, 2013 and 11.8% at December 31, 2012, respectively. Tangible common equity as a percentage of tangible assets was 9.5% at September 30, 2013 and 9.0% for December 31, 2012.

At September 30, 2013, Intermountain had unrealized losses of $331,000 (including cumulative OTTI recognized through other comprehensive income), net of related income taxes, on investments classified as available-for-sale, as compared to unrealized gains of $3.5 million, net of related income taxes, on investments classified as available-for-sale at December 31, 2012. The change from an unrealized gain on investments to an unrealized loss during this time period reflected the negative impact of an approximately one percent increase in market interest rates on the value of the Company's securities portfolio.

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

Intermountain and the Bank are required by applicable regulations to maintain certain minimum capital levels and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier I capital to average assets. Intermountain and the Bank plan to maintain their capital resources and regulatory capital ratios through the retention of earnings and the management of the level and mix of assets. At September 30, 2013, Intermountain exceeded the minimum published regulatory capital requirements to be considered “well-capitalized” pursuant to Federal Financial Institutions Examination Council “FFIEC” regulations. The Company has also evaluated its projected capital position in relation to new higher capital standards issued by federal regulators in 2013, but effective over a phased time period from 2015 through 2020. Based on its initial evaluation, the Company would continue to meet the new higher requirements to be considered "well capitalized" after full phase-in. As with other future estimates, the Company cannot guarantee these future results.

					Well-Capitalized
	Actual		Capital Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets):
The Company	$126,607	21.13%	$47,928	8%	$59,910	10%
Panhandle State Bank	120,260	20.08%	47,911	8%	59,889	10%
Tier I capital (to risk-weighted assets):
The Company	119,111	19.88%	23,964	4%	35,946	6%
Panhandle State Bank	112,767	18.83%	23,956	4%	35,933	6%
Tier I capital (to average assets):
The Company	119,111	12.94%	36,810	4%	46,012	5%
Panhandle State Bank	112,767	12.26%	36,789	4%	45,986	5%

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

•	our ability to attract new deposits and loans and leases;

•	competitive market pricing factors;

•	the effects of any adverse regulatory action;

•	our ability to raise capital or incur debt on reasonable terms;

•	the risks associated with lending and potential adverse changes in credit quality;

•	risks associated with concentrations in real estate-related loans;

•	declines in real estate values supporting loan collateral;

•	increased loan delinquency rates;

•	the timely development and acceptance of our new products and services;

•	the willingness of customers to substitute competitors’ products and services for our products and services;

•	technological and management changes;

•	our ability to recruit and retain key management and staff;

•	changes in estimates and assumptions used in financial accounting;

•	our critical accounting policies and the implementation of such policies;

•	potential interruption or breach in the security of our systems;

•	lower-than-expected revenue or cost savings or other issues in connection with mergers and acquisitions;

•	changes in consumer spending, saving and borrowing habits;

•	the strength of the United States economy in general and the strength of the local economies in which Intermountain conducts its operations;

•	the stability of funding sources and continued availability of borrowings;

•	our success in gaining regulatory approvals, when required;

•	results of regulatory examinations that could restrict growth; and

•	our success at managing the risks involved in the foregoing.
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
(b) Changes in Internal Control over Financial Reporting: In the nine months ended September 30, 2013, there were no changes in Intermountain’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, Intermountain’s internal control over financial reporting.
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

The Company believes that there have been no material changes from risk factors previously discussed under “Part I - Item A - Risk Factors” in our Form 10-K for the year ended December 31, 2012 (the “2012 Annual Report”) and under Part I - Item 4 in our 10-Q for the quarter ended June 30, 2013 (“2013 10-Q Report”).  In addition to the other information set forth in this report, you should carefully consider the risks and uncertainties discussed in our 2012 Annual Report and 2013 10-Q Report. These factors, as well as those that we do not know about, that we currently believe are immaterial, or that we have not predicted, could materially and adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report.

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

101*
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 is formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) the Unaudited Consolidated Statements of Changes in Cash Flows, (iv) the Unaudited Consolidated Statements of Comprehensive Income (Loss),and (v) the Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.

*	Furnished herewith
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERMOUNTAIN COMMUNITY BANCORP (Registrant)

November 13, 2013	By:	/s/ Curt Hecker
Date		Curt Hecker
President and Chief Executive Officer

November 13, 2013	By:	/s/ Doug Wright
Date		Doug Wright
Executive Vice President and Chief Financial Officer