Form 10-K
period 2013-12-31
INTERMOUNTAIN COMMUNITY BANCORP
filed 2014-02-28
CIK 1284506

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2013
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑
As of June 30, 2013, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the average of the bid and asked prices on such date as reported on the NASDAQ Capital Market, was $52,425,697.
As of February 24, 2014, the number of shares outstanding of the registrant’s Voting Common Stock, no par value per share, was 2,701,214 and the number of shares outstanding of Non Voting Common Stock, no par value, was 3,839,688.

PART I — Financial Information
Forward-Looking Statements
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions that are not historical facts, such as the statements in this report regarding expected or projected growth, asset quality and losses, other income and operating expenses, and other statements identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “will likely," “should,” “projects,” “seeks,” “estimates” or words of similar meaning. These forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. In addition to the factors set forth in the sections titled “Risk Factors,” “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as applicable, in this report, the following factors, among others, could cause actual results to differ materially from the anticipated results:

•	deterioration in economic conditions that could result in increased loan and lease losses;

•	inflation and interest rate levels, and market and monetary fluctuations;

•	changes in market interest rates and spreads, which could adversely affect our net interest income and profitability;

•	trade, monetary and fiscal policies and laws, including interest rate and income tax policies of the federal government;

•	growth and acquisition strategies;

•	applicable laws and regulations and legislative or regulatory changes, including the ultimate financial and operational burden of financial regulatory reform legislation;

•	our ability to attract new deposits and loans and leases;

•	competitive market pricing factors;

•	the effects of any further adverse regulatory action;

•	our ability to raise capital or incur debt on reasonable terms;

•	the risks associated with lending and potential adverse changes in credit quality;

•	risks associated with concentrations in real estate-related loans;

•	declines in real estate values supporting loan collateral;

•	increased loan delinquency rates;

•	the timely development and acceptance of our new products and services;

•	the willingness of customers to substitute competitors’ products and services for our products and services;

•	consolidation in the financial services industry in our markets, resulting in the creation of larger financial institutions who may have greater resources that could change the competitive landscape;

•	technological changes;

•	our ability to recruit and retain key management and staff;

•	changes in estimates and assumptions used in financial accounting;

•	our critical accounting policies and the implementation of such policies;

•	potential interruption or breach in security of our systems;

•	lower-than-expected revenue or cost savings or other issues in connection with mergers and acquisitions;

•	changes in consumer spending, saving and borrowing habits;

•	the strength of the United States economy in general and the strength of the local economies in which Intermountain conducts its operations;

•	stability of funding sources and continued availability of borrowings;

•	our success in gaining regulatory approvals, when required;

•	results of regulatory examinations that could restrict growth; and

•	our success at managing the risks involved in the foregoing.
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
Panhandle State Bank ("PSB" or "Bank"), a wholly owned subsidiary of the Company, was first opened in 1981 to serve the local banking needs of Bonner County, Idaho. Panhandle State Bank is regulated by the Idaho Department of Finance, the State of Washington Department of Financial Institutions, the Oregon Division of Finance and Corporate Securities and by the Federal Deposit Insurance Corporation (“FDIC”), its primary federal regulator and the insurer of its deposits.
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

Recent Developments
Net income applicable to common stockholders for the years ended December 31, 2013 and 2012 was $10.1 million and $1.9 million, respectively. The 2013 annual net income included an income tax benefit of $6.1 million associated with the reversal of a deferred tax asset valuation allowance. The increase of $1.9 million in income before income taxes over the period reflects lower credit costs as a result of continued improvements in asset quality.
On January 9, 2013, the Company's voting common stock moved from the “Over the Counter” exchange to the NASDAQ Capital Markets Exchange.
On November 20, 2013, the Company entered into and consummated the transactions contemplated by a letter agreement (the “Repurchase Agreement”) with the U.S. Department of Treasury ("Treasury") in connection with the redemption of the preferred stock issued under the Capital Purchase Program. Under the Repurchase Agreement, the Company redeemed from the Treasury all of its 27,000 outstanding shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, originally issued to Treasury for a total redemption price of $27 million, plus all accrued and unpaid dividends. The redemption was partially funded from proceeds received from a term loan in the amount of $7 million from NexBank SSB. The Bank up-streamed a dividend of $20 million with appropriate regulatory approvals to fund the balance of the redemption price.
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
Intermountain has resolved many of the challenges created by the financial crisis and subsequent economic downturn of 2008-2011, and is now positioning itself to succeed in the economy and markets of the future. Its strengths provide the foundation for future growth and profitability, and lower risk exposure, and include the following:

•
A strong, loyal and low-cost deposit franchise with proven growth capabilities: 78% of Intermountain’s deposits at December 31, 2013 are in low-cost transaction accounts, resulting in a cost of funds that has consistently been below its peer group. Intermountain has maintained this low-cost deposit focus while growing since 1999 from the 8th ranked bank by deposit market share to the 3rd in the core markets it serves (Source: FDIC Deposit Market Share and Federal Financial Institutions Examination Council (“FFIEC”) Uniform Bank Performance Report (“UBPR”) data).

•
A sophisticated risk management system and overall much lower risk exposure: Tempered by its experiences during the current downturn, Intermountain has developed a refined credit loss forecasting system, an integrated approach to credit, liquidity, capital and other risk factors, and a well-seasoned credit administration function. Its current non-performing asset (NPA) to total asset ratio ranks below many of its peers, and solvency and liquidity risk exposure are also relatively low. It continues to manage its interest-rate sensitivity closely in this unusually low market rate environment, so that it is not exposed to unmanageable risk, particularly in a rising rate environment.

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

•
A strong and growing trust and investment services function: Income in this area has improved significantly over the past several years as the Company has focused on cross-selling these services into our customer base. The growth in this area has helped offset regulatory pressures on other fee income sources.

•	A highly experienced management team: The executive and senior management team averages over 20 years in banking experience, most of which has been in the Company’s defined core and growth markets.
Management believes that the economic and financial crises of the past several years have fundamentally changed the future landscape for community banks. In a slower growth, more conservative environment, further consolidation of the industry is inevitable. Those banks and management teams with strong market positions, solid infrastructure, effective risk management systems, and staying power will be able to capitalize on growth opportunities created by this changing environment, including potential acquisitions. Management has defined potential opportunities in terms of prospects within the Company’s core markets of north, southwest rural, and south central Idaho, and within its growth markets of Spokane, Boise, and contiguous eastern Washington and northern Idaho counties. While there is no assurance that the Company will pursue, or be successful in pursuing acquisition opportunities in this new environment, we believe we are now well-positioned to take advantage of growth opportunities in the changing landscape.
Lending conditions are improving but still challenging, with moderate borrowing demand, keen competition for quality borrowers, and historically low rates. Management is responding by diversifying its current portfolio and positioning for prudent growth opportunities. It believes these prospects will include pursuing attractive commercial credits in its markets, originating commercial real estate loans to strong borrowers, expanding and diversifying its agricultural portfolio, and expanding its already strong government-guaranteed loan marketing efforts. Compressed loan rates are likely to continue until either market rates increase or some market consolidation occurs, and the Company remains cautious about extending the duration of its loan or securities portfolio at the low rates prevalent in the current market. However, management believes it is better positioned than many of its peers, given its low-cost of funds, strong market position, capital and liquidity to work through these challenges.
We believe local deposit growth and pricing will continue to be a cornerstone of the Company’s success. As demonstrated by its past successes, the growth of low-cost core deposits has always been a focus. Management will continue this core focus, while pursuing opportunities to gain additional market share from larger banks and smaller, more stressed competitors in its defined core and growth markets. In the current constrained environment, management has taken strong steps to reduce its current deposit and borrowing rates, which will continue to produce lower interest expense in future periods. There is some additional opportunity to decrease the Company's cost of funds and interest expense by continuing to reprice down maturing CDs.
Management continues to undertake significant efforts to improve its efficiency, with several initiatives completed in 2013, which will result in lower technology and printing expenses in future years.
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
The Bank’s primary service area covers four distinct geographical regions. The north Idaho and eastern Washington region encompasses the four northernmost counties in Idaho, including Boundary County, Bonner County, Shoshone County and Kootenai County and Spokane County in eastern Washington. Bonner and Boundary Counties are heavily forested and contain numerous lakes. As such, the economies of these counties are primarily based on tourism, real estate development and natural resources, including logging, mining and agriculture. Bonner County has also experienced expansion in the areas of light industrial, commercial, retirement and retail development over the past ten years, and management believes both counties are likely to continue benefiting from Canadian spending and investment as the dollar has weakened against the Canadian currency. Shoshone County continues to experience expansion in the areas of residential and tourism development relating to the outdoor recreation industry in the area and has seen a resurgence in mining activity as mineral prices, although volatile, are higher than in the 1990s or early 2000s. Kootenai County is more diverse than the other northern Idaho counties, with light industrial, high-tech, commercial, retail, medical, tourism and real estate development all contributing to the economic base. Spokane County is the regional hub for the inland northwest region, serving as the medical, retail, business, transportation and educational center for a region that includes eastern Washington, northern Idaho and western Montana. It is also experiencing growth in light manufacturing, distribution and technology-based industries. Spokane County has traditionally experienced a steadier economy with less volatility than other regions, and is currently improving at a moderate pace. Intermountain holds 58% of its loans and 51% of its deposits in the northern Idaho and eastern Washington region.
The second region served by the Bank encompasses two counties in southwestern Idaho (Payette, and Washington) and one county in southeastern Oregon (Malheur). The economies of these counties are primarily based on agriculture and related or supporting businesses. A variety of crops are grown in the area including beans, onions, corn, apples, peaches, cherries and sugar beets. Livestock, including cattle, sheep and pigs, are also raised. Agriculture has been strong over the past several years, cushioning the impact of the national downturn on these counties. The Company holds 20% of its loans and 24% of its deposits in this region.
The third region, known as the greater Boise area, is comprised of two counties, Ada and Canyon. The cities of Boise, Nampa and Caldwell were hit hard in the recession because of excessive residential and commercial real estate development, volatility in the area’s high-tech industries, and reductions in other corporate and state and local government activity. The local economy stabilized in 2011 and is now improving, as private sector hiring has picked up, government employment has stopped declining and much of the excess real estate inventory has been absorbed. 12% of the Company’s loans and 10% of its deposits are in this region.
The fourth region served by the Bank encompasses two counties in south central Idaho (Twin Falls and Gooding), also known as the Magic Valley region. The economies of these counties are primarily based on agriculture and related or supporting businesses. A variety of crops are grown in the area including beans, peas, corn, hay, sugar beets and potatoes. Fish farms, dairies and beef cattle are also contributors to the local economy. The area is also experiencing growth in light manufacturing and retail development, including the opening of a significant new yogurt plant and the relocation of several other smaller companies, which combined are expected to add more than 1,500 additional jobs to the region. The Company has 5% of its loans and 9% of its deposits in the Magic Valley region.
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
The Company has employed these competitive tools to grow market share over the past thirteen years, since it began expanding beyond its Sandpoint, Idaho base. During this time period, the Company has grown from eighth overall in market share in its defined core markets to third, with a consolidated market share of 10.7%. The Spokane and Boise market areas represent potential future growth markets for the Company, as total market deposits in these two counties exceed by a two-to-one margin the total market deposits in the Company’s core markets. The Company has a relatively small, but growing presence in Spokane County with strong local market talent. The Company does not have any branches in Ada County, which includes Boise, but has a number of key managers who came from or worked in the Boise area. The Company also sees opportunities in the Idaho and eastern Washington counties contiguous to its current service area, as they contain a number of smaller struggling competitors, and management is familiar with many of the bankers and customers in these markets.

The severe economic downturn and additional regulatory changes are altering Intermountain’s competitive landscape. Many non-FDIC insured competitors, including residential mortgage brokers, commercial finance operations, and commercial real estate mortgage brokers have exited the market, while larger regional credit unions and alternative payment systems have aggressively expanded. Significant consolidation of the banking industry is forecast over the next few years, as smaller community banks face a constrained revenue environment and increasing costs and capital requirements. These events will likely present both opportunities and challenges to Intermountain. Previous sections have highlighted various opportunities that may arise, such as additional growth through attracting strong employees and customers from disaffected institutions, and potential acquisition opportunities. Potential challenges include stronger remaining competitors, additional regulatory constraints, and continuing low interest rates.
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
Real Estate Loans.  For consumers, the Bank offers first mortgage loans to purchase or refinance homes, home improvement loans and home equity loans and credit lines. Conforming first mortgage loans are offered with up to 30-year maturities, while typical maturities for second mortgages (home improvement and home equity loans and lines) are as stated below under “Consumer Loans.” First mortgage loans are underwritten with the intention to sell the loans on the secondary market, so guidelines generally reflect secondary market standards. Lot acquisition and construction loans are also offered to consumer customers with typical terms up to 36 months (interest only loans are also available) and up to 12 months (with six months’ extension), respectively. Construction loans are underwritten to secondary market standards and require a solid take-out mortgage loan approval prior to the approval of the construction loan. Loans for purchase, construction, rehabilitation or repurchase of commercial and industrial properties are also available through the Bank. The Bank makes commercial real estate loans for both owner and non-owner occupied properties, but favors owner-occupied loans. Non-owner occupied commercial real estate loans are restricted to projects with high occupancy and low loan-to-value ratios, and/or borrowers with established track records and the ability to fund potential project cash flow shortfalls from other income sources or liquid assets. Project due diligence is conducted by the Bank, to help provide for adequate contingencies, collateral and/or government guaranties. General underwriting requirements are dependent upon the type of property being taken as collateral and the occupancy status. For desirable property types, a minimum DSC of 1.25 and maximum LTV of 75% is required.
Consumer Loans.  The Bank offers a variety of consumer loans, including personal loans, motor vehicle loans, boat loans, recreational vehicle loans, home improvement loans, home equity loans, open-end credit lines, both secured and unsecured, and overdraft protection credit lines. The Bank’s terms and underwriting on these loans are consistent with what is offered by competing community banks and credit unions, which generally require sufficient verified and documented disposable income, solid credit histories, and equity in the collateral. Generally, underwriting guidelines include a maximum debt to income of 40%, credit scores exceeding 700, and maximum LTVs ranging from 80% on home equity loans and lines to 50% to 90% on other types of consumer collateral. Loans for the purchase of new autos typically range up to 60 months. Loans for the purchase of smaller RV’s, pleasure crafts and used vehicles range up to 60 months. Loans for the purchase of larger RV’s and larger pleasure crafts, mobile homes, and home equity loans range up to 120 months (180 months if credit factors and value warrant). Unsecured loans are usually limited to two years, except for credit lines, which may have terms of up to 60 months. Relationship lending is emphasized, which, along with credit control practices, minimizes risk in this type of lending.
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
Credit Quality Management
Details of Intermountain’s problem asset classifications and allowance for credit losses are as follows:
Classified and Nonperforming Assets. To measure the quality of loans and other real estate owned (“OREO”), the Company has established guidelines for classifying and determining provisions for anticipated losses. Intermountain's system employs the risk rating categories of “substandard,” “doubtful” and “loss” for its classified assets. Substandard assets have deficiencies, which give rise to the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Doubtful assets have the same weaknesses as substandard assets, and on the basis of currently existing facts, are also deemed to have a high probability of loss. The portion of the asset considered uncollectible and of such little value that it should not be included as an asset of the Company is classified as a loss. In such cases, the Company establishes a specific valuation reserve.
The credit administration group focuses on identifying and resolving potential problem credits before they become classified. When an asset becomes classified, management of the relationship is assumed by the Company's special assets team. This team actively engages the borrower and guarantor to remedy the situation by requesting updated financial information from the borrower(s) and guarantor(s) to determine a course of action. In addition, updated collateral values are obtained on those deemed impaired in order for Company management to perform evaluations for regulatory and decision making purposes. When possible, the Company will require the borrower to provide additional collateral. In conjunction with the receipt of additional collateral, Intermountain will sometimes modify the terms of the loan. Often the modified terms of the loan are consistent with terms that the Company would offer a new borrower. If the borrower is having financial difficulties and the modification of terms is considered concessionary, Intermountain designates the loan as a “troubled debt restructure” and determines whether it also needs to be reported as a nonperforming loan. A loan designated as a non-performing troubled debt restructuring may be returned to accrual status after the borrower performs in accordance with the modified loan terms, generally for a period of at least six months.
Intermountain also may permit a borrower to sell the underlying collateral for less than the outstanding balance on the loan if the current collateral evaluation supports the offer price. These transactions are known as “short sales.” In such situations, the Company typically requires the borrower to sign a new note or bring cash to closing for the resulting deficiency.
If Intermountain and a borrower are unable to achieve an acceptable resolution, the Company may take a deed in lieu of foreclosure or initiate foreclosure on the underlying collateral. Under such circumstances, Intermountain also simultaneously evaluates legal action for recovery against the borrowers and guarantors. After obtaining the collateral, the Company actively works to sell the collateral.
Allowance for Credit Losses. Intermountain regularly reviews its classified assets for impairment. If a loan is determined to be impaired, Intermountain determines the appropriate impairment method to be used, the present value method or the fair value method. The present value method measures the present value of expected future cash flows discounted at the loan’s effective interest rate. The fair value method is used when a loan is considered collateral dependent. For loans that are considered collateral-dependent, the difference between the fair value of the collateral and the book balance of the loan is generally charged off as a confirmed loss. During times of declining real estate values, a specific reserve may be recorded on collateral-dependent impaired loans to recognize market declines since the last appraisal. For certain non-collateral-dependent loans, Intermountain generally establishes a specific reserve for the difference between fair value and book value of these loans, as the loss is not defined as a confirmed loss because it is not based solely on collateral values. Allowances are established and periodically adjusted, if necessary, based on the review of information obtained through on-site inspections, market analysis, appraisals and purchase offers.
Intermountain maintains an allowance for credit losses at a level deemed appropriate by management to provide for probable losses related to specifically identified loans and probable losses in the remaining portfolio, as well as unfunded commitments. The allowance is based upon historical loss experience, loan migration analysis, delinquency trends, portfolio size, concentrations of risk, prevailing and anticipated economic conditions, industry experience, estimated collateral values, management’s assessment of credit risk inherent in the portfolio, specific problem loans and other relevant factors. The portfolio is grouped into standard industry categories for loans collectively evaluated for impairment based on characteristics such as loan class, borrower and collateral. Both regional and bank-specific loan migration to loss data are used to determine the annual “probability of default.” The annual probability of default is adjusted for the estimated loss emergence period and may be further adjusted based on an assessment of qualitative factors. Intermountain establishes the expected loss rate on loans using actual regional and bank-specific loss rates on charged-off and foreclosed loans from 1992 forward to estimate the amount that would be lost if a default were to occur, which is termed the “loss given default.” The adjusted probability of default is multiplied by the loss given default to calculate the expected losses for each loan class. Intermountain may make other adjustments to the allowance for loan loss for the unimpaired portfolio to reflect specific circumstances impacting a particular loan class or group of borrowers.
Additions to the allowance, in the form of provisions, are reflected in current operating results, while charge-offs to the allowance are made when a loss is determined to be a confirmed loss. Because the allowance for credit losses is based on management’s estimate, ultimate losses may materially differ from the estimates.
Company Investments in Marketable Securities
Intermountain invests primarily in Freddie Mac, Fannie Mae and the Government National Mortgage Association ("Ginnie Mae") mortgage-backed securities ("MBS") and collateralized mortgage obligations ("CMOs"), and in municipal bonds. The Company also has smaller investments in Small Business Administration ("SBA") guaranteed pools, corporate bonds and non-agency CMOs. These investments provide Intermountain with a relatively liquid source of interest income and collateral, which can be used to secure borrowings and assist with managing the interest rate risk and credit risk of the balance sheet.
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
Company Borrowings
Although deposits are Intermountain’s primary source of funds, the Company also uses other borrowings to supplement its deposit gathering efforts. These borrowings include advances from the FHLB, repurchase agreements, primary credits and term auction facilities from the Federal Reserve, and federal funds purchased. See “MD&A—Liquidity and Capital Resources.”
The FHLB of Seattle is part of a system that consists of 12 regional Federal Home Loan Banks that provide secured credit to financial institutions. As a condition of membership in the FHLB of Seattle, PSB is required to own stock of the FHLB of Seattle, with the amount determined as the greater of either a percentage of PSB’s total mortgage related assets, or a percentage of the Company’s total advances outstanding from the FHLB of Seattle. At December 31, 2013, PSB held more than the minimum FHLB of Seattle stock ownership requirement.
Intermountain also borrows funds under repurchase agreements with local municipal entities pursuant to which it sells investments (generally, U.S. agency obligations and MBS) under an agreement to buy them back at a specified price at a later date. These agreements to repurchase are deemed to be borrowings collateralized by the investments and MBS sold. The use of repurchase agreements and other secured borrowings may expose Intermountain to certain risks, including the possibility that additional collateral may have to be provided if the market value of the pledged collateral declines.
The Company also currently has a $6.8 million senior note outstanding with NexBank, as noted earlier, and trust preferred obligations totaling $16.5 million, both of which represent long-term debt outstanding.
Investment Services
The Company provides non-FDIC insured investment services through the Bank's Intermountain Community Investments division. Products offered to its customers include annuities, equity and fixed income securities, mutual funds, insurance products and brokerage services. The Bank offers these products in a manner consistent with the principles of prudent and safe banking and in compliance with applicable laws, rules, regulations and regulatory guidelines. The Bank earns fees for providing these services, either on a per-product basis or through a percentage of the balances invested.
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
Other Services
Other consumer-oriented services include automated teller machines (“ATMs”), debit cards, safe deposit boxes, internet and phone banking services, savings bonds, VISA/MasterCard credit cards, mobile banking access, electronic statements, and Certificate of Deposit Account Registry Service (“CDARS”) certificates of deposit and money market accounts.
The Company also offers numerous business services that improve its customers’ operations. Its online business product offerings allow companies to manage their financial operations efficiently from any location, including originating ACH entries for payroll, outgoing tax and other payments, and incoming collections. The system also allows transfers of funds to and from various accounts and operating credit lines. Credit card acceptance, remote deposit capture, night deposit and concentration account services make it more convenient for businesses to receive and deposit funds quickly. Intermountain’s positive pay and credit card monitoring services help reduce fraud, and its employee benefits program enhances business customers’ existing benefits programs by providing valuable banking services to their employees at a reduced cost. These services are generally competitive with those offered by larger institutions. They provide additional fee income to Intermountain, and management is continually evaluating and adjusting pricing on these services to enhance future revenue.
Employees
The Company employed 271 full-time equivalent employees at December 31, 2013, up slightly from 270 at the end of 2012. None of the employees are represented by a collective bargaining unit and the Company believes it has good relations with its employees.
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

State Law Restrictions

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

Dividends

The principal source of the Company's cash is from dividends received from the Bank, which are subject to government regulation and limitations. Regulatory authorities may prohibit banks and bank holding companies from paying dividends in a manner that would constitute an unsafe or unsound banking practice or would reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. Idaho law also limits a bank's ability to pay dividends subject to surplus reserve requirements. Basel III introduces additional limitations on banks’ ability to issue dividends by imposing a capital conservation buffer requirement.

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

Prompt Corrective Action. Under the guidelines, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier I risk-based capital ratio, and leverage ratio, together with certain subjective factors. The categories range from “well capitalized” to “critically undercapitalized.” Institutions that are “undercapitalized” or lower are subject to certain mandatory supervisory corrective actions. At each successively lower capital category, an insured bank is subject to increased restrictions on its operations. During the recent challenging economic times, the federal banking regulators actively enforced these provisions.

Basel III. Basel III updates and revises significantly the current international bank capital accords (so-called “Basel I” and “Basel II”). Basel III is intended to be implemented by participating countries for large, internationally active banks. However, standards consistent with Basel III will be formally implemented in the United States through a series of regulations, some of which may apply to other banks. In addition to the standards agreed to by the Basel III Committee, the U.S. implementing rules also incorporate certain provisions of the Dodd-Frank Act. Among other things, Basel III:

•	Creates “Tier 1 Common Equity,” a new measure of regulatory capital closer to pure tangible common equity than the present Tier 1 definition;

•	Establishes a required minimum risk-based capital ratio for Tier 1 Common Equity at 4.5 percent and adds a 2.5 percent capital conservation buffer;

•	Increases the required Tier 1 Capital risk-based ratio to 6.0 percent and the required total capital risk-based ratio to 8.0 percent;

•	Increases the required leverage ratio to 4.0 percent; and

•
Allows for permanent grandfathering of non-qualifying instruments, such as trust preferred securities, issued prior to May 19, 2010 for depository institution holding companies with less than $15 billion in total assets as of year-end 2009, subject to a limit of 25 percent of Tier 1 capital.

The full impact of the Basel III rules cannot be determined at this time as many regulations are still being written and the implementation of currently released regulations for banks not subject to the advanced approach rule, such as the Company and the Bank, will not begin until January 1, 2015. Certain aspects of Basel III will be phased in over a period of time after January 1, 2015.

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

Anti-terrorism

USA Patriot Act of 2001. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, intended to combat terrorism, was renewed with certain amendments in 2006 (the “Patriot Act”). The Patriot Act, in relevant part, (i) prohibits banks from providing correspondent accounts directly to foreign shell banks; (ii) imposes due diligence requirements on banks opening or holding accounts for foreign financial institutions or wealthy foreign individuals; (iii) requires financial institutions to establish an anti-money-laundering compliance program; and (iv) eliminates civil liability for persons who file suspicious activity reports. The Patriot Act also includes provisions providing the government with power to investigate terrorism, including expanded government access to bank account records.

Financial Services Modernization

Gramm-Leach-Bliley Act of 1999. The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (the “GLBA”) brought about significant changes to the laws affecting banks and bank holding companies. Generally, the GLBA (i) repeals historical restrictions on preventing banks from affiliating with securities firms; (ii) provides a uniform framework for the activities of banks, savings institutions and their holding companies; (iii) broadens the activities that may be conducted by national banks and banking subsidiaries of bank holding companies; (iv) provides an enhanced framework for protecting the privacy of consumer information and requires notification to consumers of bank privacy policies; and (v) addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions. Bank holding companies that qualify and elect to become financial holding companies can engage in a wider variety of financial activities than permitted under previous law, particularly with respect to insurance and securities underwriting activities.

Troubled Asset Relief Program

The Treasury established the TARP Capital Purchase Program (“CPP”) to provide direct equity investment in qualified financial institutions during the financial crisis. The program requires participating institutions to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. Under the CPP, the Treasury made an equity investment in the Company in 2008 through its purchase of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series A. This equity investment was repurchased by the Company in November, 2013.

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

The Dodd-Frank Act

As a result of the financial crisis, on July 21, 2010 the Dodd-Frank Act was signed into law. The Dodd-Frank Act significantly changed the bank regulatory structure and is affecting the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies, including the Company and the Bank. The full impact of the Dodd-Frank Act may not be known for years. Some of the provisions of the Dodd-Frank Act that may impact our business are summarized below.

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

Consumer Financial Protection Bureau. The Dodd-Frank Act created a new, independent federal agency called the Bureau of Consumer Financial Protection (“CFPB”).  The CFPB has broad rulemaking, supervision and enforcement authority for a wide range of consumer protection laws applicable to banks and thrifts with greater than $10 billion in assets. Smaller institutions are subject to certain rules promulgated by the CFPB but will continue to be examined and supervised by their federal banking regulators for compliance purposes. The CFPB has issued numerous regulations amending the Truth in Lending Act that will increase the compliance burden of the Bank.

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

Effects of Government Monetary Policy

Our earnings and growth are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government, particularly the Federal Reserve. The Federal Reserve implements national monetary policy for such purposes as curbing inflation and combating recession, but its open market operations in U.S. government securities, control of the discount rate applicable to borrowings from the Federal Reserve, and establishment of reserve requirements against certain deposits influence the growth of bank loans, investments and deposits, and also affect interest rates charged on loans or paid on deposits. The nature and impact of future changes in monetary policies and their impact on us cannot be predicted with certainty
Where you can find more information
The periodic reports Intermountain files with the SEC are available on Intermountain’s website at http://www.intermountainbank.com after the reports are filed with the SEC. The SEC maintains a website located at http://sec.gov that also contains this information. The Company will provide you with copies of these reports, without charge, upon request made to:
Investor Relations
Intermountain Community Bancorp
414 Church Street
Sandpoint, Idaho 83864
(208) 263-0505

Item 1A.	RISK FACTORS

Our business exposes us to certain risks. The following is a discussion of what we currently believe are the most significant risks and uncertainties that may affect our business, financial condition or results of operations, or the value of our common stock.
The slow pace of the economic recovery could have an adverse effect on our future results of operations or market price of our stock.

The national economy and the financial services sector in particular, are still facing significant challenges. Substantially all of our loans are to businesses and individuals in northern, southwestern and south central Idaho, eastern Washington and southwestern Oregon. These markets continue to face many of the same challenges as the national economy, including continued relatively high levels of unemployment and a slow recovery in commercial and residential real estate. Although some economic indicators are moderately improved both nationally and in the markets we serve, unemployment remains high and there remains substantial uncertainty regarding when and how strongly a sustained economic recovery will occur. A further deterioration in economic conditions in the nation as a whole or in the markets we serve could result in the following consequences, any of which could have an adverse impact, which may be material, on our business, financial condition, results of operations and prospects, and could also cause the market price of our stock to decline:

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
The sluggish recovery of the economy continues to affect our market areas. At December 31, 2013, 62.4% of our loans were secured with real estate as the primary collateral. Any further deterioration or a continued slow recovery in the local economies we serve could have a material adverse effect on our business, financial condition and results of operations due to a weakening of our borrowers' ability to repay these loans and a decline in the value of the collateral securing them. In light of the continuing effects of the recent economic downturn, real estate values have been significantly affected. As we have experienced, significant declines in real estate collateral can occur quite suddenly as new appraisals are performed in the normal course of monitoring the credit quality of the loan. This, in turn, could require material increases in our allowance for loan losses and adversely affect our financial condition and results of operations, perhaps materially.

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
As of December 31, 2013 we are current on our dividend payments on our trust preferred securities. However, in the future, if we do not make payments on our trust preferred securities for over 20 consecutive quarters, we could be in default under those securities.
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
The Dodd-Frank Act broadened the base for FDIC insurance assessments and assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. In addition, the Dodd-Frank Act established 1.35% as the minimum deposit insurance fund reserve ratio. The FDIC has determined that the fund reserve ratio should be 2.0% and has adopted a plan under which it will meet the statutory minimum fund reserve ratio of 1.35% by the statutory deadline of September 30, 2020. Although the Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets less than $10 billion of the increase in the statutory minimum fund reserve ratio to 1.35% from the former statutory minimum of 1.15%, the overall impact may result in an increase in the deposit insurance assessments to be paid by the Company.
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
Our available-for-sale securities portfolio has decreased to $251.6 million at December 31, 2013 or 26.8% of our assets from $280.2 million at December 31, 2012 or 28.8% of our assets. This decrease is largely because of the principal payments on our mortgage-backed securities portfolio, moving a portion of our available-for sale portfolio to held-to-maturity, and adding new investments to the held-to-maturity portfolio. Our securities portfolio contains whole loan private mortgage-backed securities and currently includes securities with unrecognized losses. The national downturn in real estate markets and elevated mortgage delinquency and foreclosure rates have increased credit losses in the portfolio of loans underlying these securities and resulted in substantial discounts in their market values. Any further deterioration in the loans underlying these securities and resulting market discounts could lead to other-than-temporary impairment in the value of these investments. We evaluate the securities portfolio for any other-than-temporary impairment each reporting period, as required by generally accepted accounting principles, and as of December 31, 2013, no securities had been determined to be other than temporarily impaired (“OTTI”). Future evaluations of our securities portfolio may require us to recognize additional impairment charges with respect to other holdings. For example, it is possible that government-sponsored programs to allow mortgages to be refinanced to lower rates could materially adversely impact the yield on our portfolio of mortgage-backed securities, since a significant portion of our investment portfolio is composed of such securities.
In addition, as a condition to membership in the Federal Home Loan Bank of Seattle (“FHLB”), we are required to purchase and hold a certain amount of FHLB stock. Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB. At December 31, 2013, we had stock in the FHLB of Seattle totaling $2.2 million. The FHLB stock held by us is carried at cost and is subject to recoverability testing under applicable accounting standards. The FHLB recently began paying dividends on the stock again, and it has been repurchasing stock since mid 2012. As of December 31, 2013, we did not recognize an impairment charge related to our FHLB stock holdings. However, future negative changes to the financial condition of the FHLB may require us to recognize an impairment charge with respect to FHLB stock.
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
We are subject to extensive regulation, supervision and examination by federal and state banking authorities. As a publicly traded company, we are subject to regulation by the Securities and Exchange Commission. In addition, we began trading our stock on the NASDAQ stock exchange on January 9, 2013 and are therefore subject to additional regulations. Any change in applicable regulations or federal, state or local legislation, or in policies or interpretations or regulatory approaches to compliance and enforcement, income tax laws and accounting principles, could have a substantial impact on us and our operations. Changes in laws and regulations may also increase our expenses by imposing additional fees or taxes or restrictions on our operations. Additional legislation and regulations that could significantly affect our powers, authority and operations may be enacted or adopted in the future, which could have a material adverse effect on our financial condition and results of operations. Failure to appropriately comply with any such laws, regulations or principles could result in sanctions by regulatory agencies or damage to our reputation, all of which could adversely affect our business, financial condition or results of operations.
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

The current unusual interest rate environment poses particular challenges. Market rates remain low right now and the Federal Reserve Board has indicated that it will likely maintain low short-term interest rates for the foreseeable future. The Federal Reserve is also purchasing significant amounts of Treasury and Agency bonds in the public market, lowering yields on these instruments and on most other longer-term fixed income instruments as well. This extended period of low rates, when combined with keen competition for high-quality borrowers, may cause additional downward pressure on the yield on the Company's loan and investment portfolios. In addition, low rates accelerate prepayment rates on our mortgage-backed securities, which also negatively impacts yields. Since the Company's cost of interest-bearing liabilities is already at record lows, the impact of decreasing asset yields may have a more adverse impact on the Company's net interest income.

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
Unexpected losses, our inability to successfully implement our tax planning strategies in future reporting periods, or IRS Section 382 limitations resulting from the successful completion of the 2012 capital raise may require us to establish a tax valuation allowance in the future.

At December 31, 2013, we maintained $21.7 million in net deferred income tax assets, of which $13.5 million was related to net operating losses sustained in 2009, 2010, and 2012. We evaluate our deferred income tax assets for recoverability based on all available evidence. This process involves significant management judgment about assumptions that are subject to change from period to period based on changes in tax laws, our ability to successfully implement tax planning strategies, or variances between our future projected operating performance and our actual results. We are required to establish a valuation allowance for deferred income tax assets if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred income tax assets may not be realized. In determining the more-likely-than-not criterion, we evaluate all positive and negative available evidence as of the end of each reporting period. In this regard, we had maintained a valuation allowance for deferred income tax assets until its reversal at the end of 2013. The potential establishment of a new deferred income tax asset valuation allowance in the future will be determined based upon changes in the expected realization of the net deferred income tax assets. The realization of the deferred income tax assets ultimately depends on the existence of sufficient taxable income in either the carryback or carryforward periods under the tax law.
Due to the significant estimates involved in evaluating the future recoverability of the deferred tax assets, it is possible that we will be required to establish a new valuation allowance in future reporting periods that would materially reduce our capital ratios. Such a charge could also have a material adverse effect on our results of operations, financial condition and capital position.
The future annual recoverability of tax benefits resulting from net operating loss carryforwards is also limited by the sale of securities pursuant to the Purchase Agreements that were executed in 2012 to raise capital, because such sale caused an “ownership change”, as defined in IRC Section 382. These IRC Section 382 limitations will impact the timing of the recoverability of the deferred tax assets.
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
Because the nature of the financial services business involves a high volume of transactions, certain errors may be repeated or compounded before they are discovered and successfully rectified. Our necessary dependence upon automated systems to record and process transactions and our large transaction volume may further increase the risk that technical flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect. We may also be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control (for example, computer viruses or electrical or telecommunications outages, or natural disasters, disease pandemics or other damage to property or physical assets) which may give rise to disruption of service to customers and to financial loss or liability. We are further exposed to the risk that our external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees as we are) and to the risk that we (or our vendors') business continuity and data security systems prove to be inadequate. The occurrence of any of these risks could result in a diminished ability of us to operate our business (for example, by requiring us to expend significant resources to correct the defect), as well as potential liability to clients, reputational damage and regulatory intervention, which could adversely affect our business, financial condition and results of operations, perhaps materially.

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

Two examples highlight the risk and exposure currently facing the Company and all financial institutions:

•
In 2012, the computer system of one of the Company's customers was hacked into and the online banking system compromised. As a result, the hacker was able to electronically deposit fraudulent funds into the account and simultaneously electronically withdraw those funds. While the Company was able to recover the majority of the funds through its own collection efforts and from its insurance, the Company still incurred a loss as a result of the breach of the customer's computer. In response, the Company further tightened its online banking system security by installing and implementing additional security technology, resulting in additional costs and more complex customer processing requirements.

•
As is currently common in the industry, the Company is also frequently notified by its own third-party providers and other unaffiliated data networks of potential breaches of customer's debit and credit card account information. In some cases, only the account number is breached, and in others, more detailed and specific identifying information is released. In the final months of 2013, one large regional retailer and one large national retailer suffered breaches of their customers' debit and credit card data. Because we issued cards to customers who were impacted by these breaches, we suffered additional loss and expense in closing and replacing the impacted cards. Depending on the type of information that is released, the Company generally informs the impacted customers, closes the impacted accounts, reimburses any loss suffered by the customers, and/or provides recommendations on other potential actions customers can take. The actions taken result in added cost for the Company and its customers, and may negatively impact the reputation of the Company and the broader financial industry.

As highlighted in the examples above, any failures, interruptions or security breaches in our information systems could damage our reputation, result in additional operating losses or loss of customer business, result in a violation of privacy or other laws, or expose us to civil litigation, regulatory fines or losses not covered by insurance.
As a result of the transactions completed by the securities purchase agreements dated January 23, 2012 with certain investors ("Purchase Agreements"), Castle Creek Capital Partners IV, L.P. (“Castle Creek”) and affiliates of Stadium Capital Management LLC (“Stadium”) became substantial holders of our Common Stock.
Upon the completion of the transactions contemplated by the Purchase Agreements, Castle Creek and Stadium each became holders of a 33.3% ownership interest, and 9.9% and 14.9% voting interest, respectively, in Intermountain (after giving effect to the exercise of certain warrants issued thereby). Each of these two companies have a representative on our board and each has a representative on the Bank's Board of Directors. Although Castle Creek and Stadium each entered into certain passivity agreements with the Federal Reserve in connection with their investments in us, Castle Creek and Stadium each have substantial influence over our corporate policy and business strategy. In pursuing their economic interests, Castle Creek and Stadium may have interests that are different from the interests of our other shareholders.
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
Our common stock is subordinate to our indebtedness and preferred stock.
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
The Company’s headquarters are located in Sandpoint, Idaho, in a leased facility. As of December 31, 2013, the Company owns 11 offices, owns 2 other buildings subject to a ground lease, and leases 6 other facilities within its primary market areas in Idaho, eastern Oregon and eastern Washington. The properties that the Company occupies are used for corporate purposes, and are considered suitable and adequate for its present needs.

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
As of February 24, 2014, there were 10 NASDAQ Market Makers. The range of high and low sales prices for the Company’s Common Stock for each quarter during the two most recent fiscal years is as follows:
Quarterly Common Stock Price Ranges

	2013		2012
Quarter	High	Low	High	Low
1st	$13.50	$11.31	$13.00	$9.40
2nd	14.00	12.82	12.30	10.10
3rd	16.25	13.15	11.80	10.30
4th	16.45	14.59	13.00	11.25
All prices have been adjusted to reflect the impact of a 10-for-1 reverse stock split completed by the Company in October, 2012. At February 24, 2014 the Company had 2,701,214 shares of Common Stock outstanding held by approximately 1,700 shareholders of record. On January 9, 2013, the Company's voting common stock began trading on NASDAQ. However, Intermountain’s stock is still relatively thinly traded, with daily average volumes totaling 676 in 2013 and 313 in 2012, on a reverse split-adjusted basis.
The Company historically has not paid cash dividends, but may do so in the future. The Company is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. These restrictions may affect the amount of dividends the Company may declare for distribution to its shareholders in the future.
On December 19, 2008, the Company issued 27,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, no par value with a liquidation preference of $1,000 per share (“Series A Preferred Stock”) and a ten-year warrant to purchase up to 653,226 shares (or 65,323 shares on a reverse split-adjusted basis) of Common Stock, no par value, as part of the Troubled Asset Relief Program — Capital Purchase Program of the U.S. Department of Treasury (“U.S. Treasury”). The 27,000 shares were subsequently repurchased by the Company on November 19, 2013 for $27 million. The original $27.0 million cash proceeds were allocated between the Series A Preferred Stock and the warrant to purchase Common Stock based on the relative estimated fair values at the date of issuance. The fair value of the warrants was determined under the Black-Scholes model. The model includes assumptions regarding the Company’s common stock prices, dividend yield, and stock price volatility as well as assumptions regarding the risk-free interest rate. The exercise price for the warrants, which are still outstanding, is $62.00 per share on a reverse split-adjusted basis.
Prior to its repurchase in 2013, cash dividends on the Series A Preferred Stock accrued and were paid quarterly at a rate of 5% per year. The shares of Series A Preferred Stock had no stated maturity, did not have voting rights except in certain limited circumstances and were not subject to mandatory redemption or a sinking fund.
The Series A Preferred Stock had priority over the Company’s Common Stock with regard to the payment of dividends and liquidation distributions. The Series A Preferred Stock qualified as Tier 1 capital. The agreement with the U.S. Treasury contained limitations on certain actions of the Company including the payment of quarterly cash dividends on the Company’s Common Stock in excess of current cash dividends paid in the previous quarter and the repurchase of its Common Stock during the first three years of the agreement. In addition, the Company agreed that, while the U.S. Treasury owned the Series A Preferred Stock, the Company’s employee benefit plans and other executive compensation arrangements for its senior executive officers were required to comply with Section 111(b) of the Emergency Economic Stabilization Act of 2008.
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
The foregoing securities were offered and sold in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. Pursuant to the terms of the Securities Purchase Agreements, the Company filed appropriate registration statements for the resale of securities issued to the investors.
In May 2012, the Company successfully completed an $8.7 million registered Common Stock rights offering, including the purchase of unsubscribed shares by investors in the Company's January private placement. As a result of the capital raise, the Company issued 3,549,130 shares (354,913 split-adjusted shares) to investors not participating in the January private placement, and 1,703,681 shares (170,369 split-adjusted) of Common Stock and 3,447,189 shares (344,719 split-adjusted) of Non-Voting Common Stock to investors who participated in the January private placement.
Other than discussed above, there have been no securities of the Company sold within the last two years that were not registered under the Securities Act of 1933, as amended.
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
At the 2012 shareholder annual meeting, the Company's shareholders approved a new Employee Stock Option and Restricted Stock Plan ("2012 Plan") with substantially the same terms as the Amended and Restated 1999 Employee Stock Option and Restricted Stock Plan. Restricted stock grants totaling 100,000 shares, or the total amount authorized by shareholders under the 2012 plan, were issued on December 27, 2013, of which 2,392 were repurchased to cover employee tax liabilities. 50% of the shares vested immediately and the other 50% vest over the next two years.
The following table sets forth information regarding shares reserved for issuance pursuant to outstanding awards:

	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in
Plan Category	(a)	(b)	Column(a) (c))
Equity compensation plans approved by shareholders	56,079	$10.25	—
Issuer Purchases of Equity Securities
The following table provides information with respect to Common Stock purchases by the Company during the fiscal year 2013. The chart includes repurchases made during the entire fiscal year to reflect transactions occurring during the first quarter which were inadvertently omitted from the relevant quarterly report, as well as those made in the fourth quarter. The repurchases below represent the stock-for-stock net settlement of tax withholding on restricted stock awards that settled during the fiscal year 2013 and were the only repurchases made.

Period (2013)	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
February 1 - February 28	68	$13.50	—	$—
October 1 - October 31	—	—	—	—
November 1 - November 30	—	—	—	—
December 1 - December 31	2,392	15.22	—	—
Total	2,460	$14.36	—	$—

Item 6.	SELECTED FINANCIAL DATA
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

	For the Year Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands, except per share)
INCOME STATEMENT DATA
Total interest income	$33,331	$35,876	$41,813	$46,217	$54,070
Total interest expense	(3,598)	(5,083)	(6,812)	(10,785)	(16,170)
Net interest income	29,733	30,793	35,001	35,432	37,900
Provision for loan losses	(559)	(4,306)	(7,289)	(24,012)	(36,329)
Net interest income after provision for losses on loans	29,174	26,487	27,712	11,420	1,571
Total other income	10,562	10,717	10,469	10,856	11,788
Total other expense	(34,083)	(33,433)	(38,330)	(54,894)	(49,630)
Income (loss) before income taxes	5,653	3,771	(149)	(32,618)	(36,271)
Income tax (provision) benefit	6,118	8	152	882	14,360
Net income (loss)	11,771	3,779	3	(31,736)	(21,911)
Preferred stock dividend	1,673	1,891	1,808	1,716	1,662
Net income (loss) applicable to common stockholders	$10,098	$1,888	$(1,805)	$(33,452)	$(23,573)
Net income (loss) per share(1)
Basic	$1.57	$0.33	$(2.15)	$(39.89)	$(28.2)
Diluted	$1.55	$0.32	$(2.15)	$(39.89)	$(28.2)
Weighted average common shares outstanding(1)
Basic	6,444,556	5,806,958	840,654	838,562	836,065
Diluted	6,494,089	5,825,283	840,654	838,562	836,065
Cash dividends per share	—	—	—	—	—
_______________________________________

(1)
Earnings per share and weighted average shares outstanding have been adjusted retroactively for the effect of stock splits and dividends, including the 10-for-1 reverse stock split effective October 5, 2012.

	December 31,
	2013	2012	2011	2010	2009
BALANCE SHEET DATA
Total assets	$939,648	$972,139	$934,218	$1,005,109	$1,079,644
Available-for-sale securities, at fair value	251,638	280,169	219,039	183,081	181,784
Net loans receivable	514,834	520,768	502,252	563,228	655,602
Deposits	706,050	748,934	729,373	778,833	819,321
Securities sold subject to repurchase agreements	99,888	76,738	85,104	105,116	95,233
Advances from Federal Home Loan Bank	4,000	4,000	29,000	34,000	49,000
Other borrowings	23,410	16,527	16,527	16,527	16,527
Stockholders’ equity	94,012	114,434	61,616	59,353	88,627

RETURNS ON AVERAGE ASSETS, COMMON STOCKHOLDERS' EQUITY AND AVERAGE
COMMON STOCKHOLDERS' EQUITY TO AVERAGE ASSETS

For the Years Ended December 31,	2013	2012
Return on Average Assets	1.25%	0.39%
Return on Average Common Stockholders’ Equity	11.33%	2.75%
Average Tangible Stockholders’ Equity to Average Tangible Assets(1)	11.75%	10.51%
Average Tangible Common Stockholders’ Equity to Average Tangible Assets(2)	9.47%	7.18%
_______________________________________

(1)	Average tangible stockholders' equity is average stockholders’ equity less average net other intangible assets.

(2)	Average tangible common stockholders' equity is average common stockholders’ equity less average net other intangible assets.
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
Overview & History
Intermountain Community Bancorp (“Intermountain” or the “Company”) is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Panhandle State Bank ("PSB" or "Bank"), a wholly owned subsidiary of the Company, was first opened in 1981 to serve the local banking needs of Bonner County, Idaho. PSB is regulated by the Idaho Department of Finance, the State of Washington Department of Financial Institutions, the Oregon Division of Finance and Corporate Securities and by the Federal Deposit Insurance Corporation (“FDIC”), its primary federal regulator and the insurer of its deposits.
Since opening in 1981, the Bank has continued to grow by opening additional branch offices throughout Idaho and has also expanded into the states of Oregon and Washington. Intermountain also operates Trust & Investment Services divisions, which provide investment, insurance, wealth management and trust services to its clients.
The slow pace of national and regional economic recovery has slowed the Company’s growth over the past several years. In response, Company management shifted its priorities to improving asset quality, raising additional capital, maintaining a conservative balance sheet and improving the efficiency of its operations. Significant progress has been made in these areas, and management is now pursuing prudent growth opportunities, both organically and through acquisition.
On January 9, 2013, the Company's voting common stock moved from the “Over the Counter” exchange to the NASDAQ Capital Markets Exchange.
As disclosed above, on November 20, 2013, the Company redeemed the 27,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, originally issued to Treasury for a total redemption price of $27 million, plus all accrued and unpaid dividends. The redemption was partially funded from proceeds received from a term loan in the amount of $7 million from NexBank SSB. The Bank up-streamed a dividend of $20 million with appropriate regulatory approvals to fund the balance of the redemption price.

Results of Operations
Overview. Net income applicable to common shareholders improved to $10.1 million, or $1.55 per diluted share, for 2013, from $1.9 million, or $0.32 per diluted share, in 2012. 2013 results included a $6.1 million tax benefit resulting from the reversal of the Company's deferred tax asset valuation allowance. This reversal and a much lower loan loss provision in 2013 offset modest decreases in net interest income and other income, and a moderate increase in operating expense. Operating expenses were negatively impacted by higher costs related to equity compensation granted to raise key employee compensation levels to market, a valuation reserve established on the installment sale of the Company's one remaining other real estate owned (OREO) property, and one-time expenses related to significant upgrades to the Company's technology.
The annualized return on average assets (“ROAA”) was 1.25% for the year ended December 31, 2013, as compared to 0.39% in 2012, and the return on average common equity (“ROAE”) was 11.33% in 2013 and 2.75% in 2012.
Net Interest Income
The most significant component of earnings for the Company is net interest income, which is the difference between interest income from the Company’s loan and investment portfolios, and interest expense on deposits, repurchase agreements and other borrowings. Net interest income was $29.7 million and $30.8 million for 2013 and 2012, respectively. The decrease in net interest income from last year primarily reflects lower interest income on loans and investments resulting from declines in rate. Average loan volume increased $9.4 million from the prior period, but low market rates and intense competition for strong borrowers continued to pressure the Company's loan yields. Investment portfolio income was also down, as increases in average volumes were offset by rate reductions. Interest expense on deposits continued to decrease as deposit rates declined in response to lower market rates, and CD volumes continued to contract. The decrease in interest expense on other borrowings from last year reflected lower average borrowing volumes and lower rates paid on those borrowings.
The net interest margin decreased moderately from 3.57% in 2012 to 3.50% in 2013 for the reasons noted above. The Company anticipates that low market rates, strong competition for borrowers and heavy loan refinance activity will continue to pressure net interest margin in 2014 and perhaps beyond. The current environment is particularly challenging, as low market rates tighten current spreads and reduce net interest income, but extending the duration of loans or investments creates relatively high degrees of extension and mark-to-market risk. In light of these conditions, management has taken a conservative stance in trying to maintain income while keeping asset duration relatively short. It has done so by continuing to balance the production and purchase of longer-term loans and investment securities with offsetting variable rate or short-term loans and securities. Other efforts to mitigate this situation include migrating cash and investments into the higher yielding loan portfolio, paying off higher rate liabilities and reducing rates on other interest-bearing liabilities.
The following table provides information on net interest income for the past two years, setting forth average balances of interest-earning assets and interest-bearing liabilities, the interest income earned and interest expense recorded thereon and the resulting average yield-cost ratios.

Average Balance Sheets and Analysis of Net Interest Income

	For the Year Ended December 31, 2013
	Average Balance	Interest Income/ Expense	Average Yield/Cost
	(Dollars in thousands)
Loans receivable, net(1)	$526,535	$26,973	5.12%
Securities(2)	293,205	6,291	2.15%
Interest-bearing cash and cash equivalents	29,590	67	0.23%
Total earning assets	849,330	33,331	3.92%
Non interest-bearing cash and cash equivalents	18,713
Office property and equipment, net	35,410
Other assets	28,269
Total assets	$931,722
Time deposits of $100,000 or more	$56,751	$753	1.33%
Other interest-bearing deposits	420,489	1,231	0.29%
Short-term borrowings	77,249	680	0.88%
Other borrowed funds	20,111	934	4.64%
Total interest-bearing liabilities	574,600	3,598	0.63%
Non interest-bearing deposits	232,088
Other liabilities	12,991
Stockholders’ equity	112,043
Total liabilities and stockholders’ equity	$931,722
Net interest income		$29,733
Net interest margin			3.50%

Average Balance Sheets and Analysis of Net Interest Income

	For the Year Ended December 31, 2012
	Average Balance	Interest Income/ Expense	Average Yield/Cost
	(Dollars in thousands)
Loans receivable, net(1)	$517,115	$28,172	5.45%
Securities(2)	289,653	7,574	2.61%
Interest-bearing cash and cash equivalents	56,419	130	0.23%
Total earning assets	863,187	35,876	4.16%
Non interest-bearing cash and cash equivalents	18,275
Office property and equipment, net	36,598
Other assets	29,513
Total assets	$947,573
Time deposits of $100,000 or more	$89,763	$1,132	1.26%
Other interest-bearing deposits	434,976	1,870	0.43%
Short-term borrowings	82,145	1,072	1.30%
Other borrowed funds	20,528	1,009	4.92%
Total interest-bearing liabilities	627,412	5,083	0.81%
Non interest-bearing deposits	198,511
Other liabilities	15,378
Stockholders’ equity	106,272
Total liabilities and stockholders’ equity	$947,573
Net interest income		$30,793
Net interest margin			3.57%
_______________________________________

(1)	Non-accrual loans are included in the average balance, but interest on such loans is not recognized in interest income.

(2)	Municipal interest income is not presented on a tax-equivalent basis, and represents a small portion of total interest income.
The following rate/volume analysis depicts the increase (decrease) in net interest income attributable to: (1) volume fluctuations (change in average balance multiplied by prior period rate); (2) interest rate fluctuations (change in rate multiplied by prior period average balance); and (3) volume/rate (changes in rate multiplied by changes in volume) when compared to the preceding year.

Changes Due to Volume and Rate 2013 versus 2012

	Volume	Rate	Volume/ Rate	Total
	(Dollars in thousands)
Loans receivable, net	$513	$(1,682)	$(30)	$(1,199)
Securities	93	(1,359)	(17)	(1,283)
Interest-bearing cash and cash equivalents	(62)	(2)	1	(63)
Total interest income	544	(3,043)	(46)	(2,545)
Time deposits of $100,000 or more	(416)	58	(21)	(379)
Other interest-bearing deposits	(62)	(596)	20	(638)
Short-term borrowings	(64)	(348)	21	(391)
Other borrowed funds	(20)	(56)	—	(76)
Total interest expense	(562)	(942)	20	(1,484)
Net interest income	$1,106	$(2,101)	$(66)	$(1,061)

Net Interest Income — 2013 Compared to 2012
The Company’s net interest income decreased to $29.7 million in 2013 from $30.8 million in 2012. The net interest income change attributable to volume changes was a favorable $1.1 million from 2012 as increases in average loans and securities and decreases in average deposits and Federal Home Loan Bank advances combined to offset decreases in average interest-bearing cash and increases in repurchase agreement balances. The favorable impacts of volume changes were more than offset, however, by a $2.1 million reduction resulting from unfavorable changes in rates. Lower rates for loans and investments resulted in about $3.0 million in reduced net interest income, and offset the $942,000 positive impact from lowering liability rates. The interplay between rate and volume factors resulted in a $66,000 decrease in net interest income for the period.
The yield on interest-earning assets decreased 0.24% in 2013 from 2012, while the cost of interest-bearing liabilities decreased 0.18% during the same period. As noted above, the overall earning-asset yield was impacted by continued decreases in both loan and investment yields, as low market rates, keen competition for quality loans, strong demand for fixed income securities and high prepayment speeds on mortgage-backed securities all put pressure on yield. Rates paid on interest bearing cash equivalents remained between 0.00% and 0.25% throughout 2013, meaning that the $29.6 million in average interest bearing cash equivalents balances earned only minimal income.
The yield on the Company’s loans, at 5.12%, was down 0.33% from the prior year for the reasons noted above. Interest reversals on non-accrual and other problem loans totaling $187,000 were much less of a factor than in prior years, as the Company continued to successfully improve the quality of the credit portfolio. Problem loans include loans charged off directly or transferred to OREO. The securities portfolio yield also decreased, although it partially recovered later in the year as rising market rates moderately improved yields and significantly lowered prepayments on mortgage-backed securities. Based on current and projected market rates for the next 18 months, the Company anticipates continued moderate improvement in investment yields, but continued pressure on loan yields. Management will seek to offset the negative impacts of this pressure by migrating cash into the higher-yielding investment and loan portfolios.
Offsetting some of the impact of lower interest income, the Company lowered its interest expense by $1.5 million or 29.2% in 2013. Overall, average interest-bearing liabilities decreased by $52.8 million as the reduction in assets created opportunities to pay down, release or convert higher cost interest-bearing liabilities. Active management strategies and low market rates reduced the average cost on its interest-bearing liabilities from 0.81% to 0.63% while maintaining its solid relationship-based deposit base. The overall cost of interest-bearing deposits decreased from 0.42% to 0.28% as a result of repricing both time and non-maturity deposits down during the year. Average non-interest bearing deposits increased by $33.6 million and total non interest bearing demand deposits comprise 29% of the average deposit portfolio. This compares favorably to the Company's peers and provides a low-cost funding source in any interest-rate environment. The cost of FHLB advances and other short-term borrowings decreased from 1.30% to 0.88%, and these volumes were also reduced as the Company paid off a $25 million FHLB advance late in 2012 that lowered 2013 average volumes. The average balance on other borrowed funds was relatively flat from 2012 to 2013, but the cost of the borrowings decreased from 4.92% to 4.64% as a swap on one of the Company's trust preferred obligations matured, lowering the effective interest expense on this instrument. Given its liquidity position and current market rates, the Company anticipates that it will continue to reduce interest expense in 2014 through lower CD pricing and the continued payoff of higher-rate wholesale funding.
     Provision for Losses on Loans & Credit Quality
Management’s policy is to establish valuation allowances for estimated losses by charging corresponding provisions against income. This evaluation is based upon management’s assessment of various factors including, but not limited to, current and anticipated future economic trends, historical loan losses, delinquencies, and underlying collateral values, as well as current and potential risks identified in the portfolio. See Note 3 of the "Notes to Consolidated Financial Statements" for additional information on asset quality, loan portfolio trends and provision for loan loss trends.
The provision for losses on loans totaled $559,000 for the year ended December 31, 2013, compared to a provision of $4.3 million for the year ended December 31, 2012. Net chargeoffs in 2013 totaled $815,000, down significantly from the $9.1 million reported in 2012. The following table summarizes provision and loan loss allowance activity for the periods indicated.

Trend Analysis of the Allowance for Loan Losses

	December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Balance Beginning January 1	$(7,943)	$(12,690)	$(12,455)	$(16,608)	$(16,433)
Charge-Offs
Commercial loans	407	2,649	1,366	10,603	5,037
Commercial real estate loans	703	4,548	2,594	5,610	3,194
Commercial construction loans	—	243	217	1,393	4,982
Land and land development loans	186	1,601	3,056	8,622	19,817
Agriculture loans	288	32	400	1,055	988
Multifamily loans	—	—	—	16	53
Residential loans	230	1,256	757	2,019	1,598
Residential construction loans	—	—	34	101	241
Consumer loans	246	422	624	490	1,001
Total Charge-offs	2,060	10,751	9,048	29,909	36,911
Recoveries
Commercial loans	(738)	(453)	(755)	(628)	(144)
Commercial real estate loans	(81)	(466)	(293)	(311)	—
Commercial construction loans	(15)	(10)	(3)	(391)	(1)
Land and land development loans	(82)	(283)	(507)	(175)	(347)
Agriculture loans	(65)	(117)	(103)	(31)	—
Residential loans	(91)	(196)	(157)	(50)	(9)
Residential construction loans	(1)	(7)	—	—	—
Consumer loans	(172)	(166)	(176)	(158)	(256)
Total Recoveries	(1,245)	(1,698)	(1,994)	(1,744)	(757)
Net Charge-offs	815	9,053	7,054	28,165	36,154
Provision for losses on loans	(559)	(4,306)	(7,289)	(24,012)	(36,329)
Balance at end of period	$(7,687)	$(7,943)	$(12,690)	$(12,455)	$(16,608)
Ratio of net charge-offs to loans outstanding	0.16%	1.71%	1.37%	4.89%	5.38%
Allowance — Unfunded Commitments
Balance Beginning January 1	$(15)	$(13)	$(17)	$(11)	$(13)
Adjustment	(1)	(2)	4	(6)	2
Allowance — Unfunded Commitments at end of period	$(16)	$(15)	$(13)	$(17)	$(11)

The following tables provide additional information on the loan portfolio, non-accrual loans and the loan loss allowance assigned to each loan type for the two most recent years.
Allocation of the Allowance for Loan Losses
and Non-Accrual Loans Detail
(Dollars in thousands)

	December 31, 2013
	Percent of Loans to Total Loans	Gross Loans	Allowance	Non-Accrual Loans
Commercial loans	21.8%	$113,736	$1,819	$1,431
Commercial real estate loans	34.7%	181,207	2,455	167
Commercial construction loans	1.4%	7,383	177	—
Land and land development loans	5.5%	28,946	1,067	161
Agriculture loans	18.5%	96,584	726	213
Multifamily loans	3.5%	18,205	33	—
Residential real estate loans	11.3%	59,172	1,192	693
Residential construction loans	0.5%	2,531	56	—
Consumer loans	1.7%	9,033	136	3
Municipal loans	1.1%	5,964	26	—
Totals	100.0%	$522,761	$7,687	$2,668

	December 31, 2012
	Percent of Loans to Total Loans	Gross Loans	Allowance	Non-Accrual Loans
Commercial loans	23.0%	$121,307	$2,156	$4,042
Commercial real estate loans	35.4%	186,844	2,762	1,716
Commercial construction loans	0.7%	3,832	101	—
Land and land development loans	5.9%	31,278	1,197	246
Agriculture loans	16.3%	85,967	228	98
Multifamily loans	3.1%	16,544	51	—
Residential real estate loans	11.4%	60,020	1,144	423
Residential construction loans	0.2%	940	24	—
Consumer loans	1.8%	9,626	202	4
Municipal loans	2.3%	12,267	78	—
Totals	100.0%	$528,625	$7,943	$6,529
The loan portfolio is segregated into impaired loans for which a specific reserve is calculated by management, and loans for which a reserve is calculated using an allowance model. The following table provides information on each of these categories.
Composition of the Loan Loss Allowance

	December 31
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Collective Allocation	$6,181	$6,379	$6,439	$8,235	$10,234
Impaired Allocation	1,506	1,564	6,251	4,220	6,374
Allowances for Loan Loss	$7,687	$7,943	$12,690	$12,455	$16,608

For impaired loans with a specific reserve, management evaluates each loan and derives the reserve based on such factors as expected collectability, collateral value and guarantor support. For loans with reserves calculated by the model, the model mathematically derives a base reserve allocation for each loan using probability of default and loss given default rates based on both historical company and regional industry experience. This base reserve allocation is then modified by management considering factors such as the current economic environment, portfolio delinquency trends, collateral valuation trends, quality of underwriting and quality of collection activities. The reserves derived from the model are reviewed and modified by management, then added to the reserve for specifically identified loans to produce the total reserve. Management believes that this methodology provides a reasonable, reliable and verifiable reserve calculation and is in compliance with regulatory and accounting guidance.

Local economic conditions stabilized and the quality of the Company's credit portfolio improved significantly in 2013 as the Company's aggressive resolution efforts paid dividends during the year in significant reductions in problem loans and loss exposure. Still, credit conditions remain uncertain and the Company continues to proactively manage its portfolio and allowance. The allowance ended the year at $7.7 million or 1.47% of total loans, as compared to 1.50% at the end of 2012. At December 31, 2013, the allowance for loan losses totaled 288.1% of non-performing loans (“NPLs”), up from 121.7% at year end 2012, as non-accrual loans declined significantly during the year.

Given current economic uncertainty, management continues to evaluate and adjust the loan loss allowance carefully and frequently to reflect the most current information available concerning the Company’s markets and loan portfolio. In its evaluation, management considers current economic and borrower conditions in both the pool of loans subject to specific impairment, and the pool subject to a more generalized allowance based on historical and other factors. The allocation for specifically impaired loans ("ASC 310-10-35") decreased modestly in 2013 as the Company continued to resolve its impaired credits, but at a slower pace than the significant gains made in prior years. In general, portfolio losses are no longer concentrated in any particular industry or loan type, as prior efforts to reduce exposure in construction, land development and commercial real estate loans have decreased the exposure in these segments considerably. When a loan is characterized as impaired, the Company performs a specific evaluation of the loan, focusing on potential future cash flows likely to be generated by the loan, current collateral values underlying the loan, and other factors such as government guarantees or guarantor support that may impact repayment. Based on this evaluation, it sets aside a specific reserve for this loan and/or charges down the loan to its net realizable value (selling price of collateral less estimated closing costs) if it is unlikely that the Company will receive any cash flow beyond the amount obtained from liquidation of the collateral. If the loan continues to be impaired, management periodically re-evaluates the loan for additional potential impairment, and charges it down or adds to reserves if appropriate.The allocation of the allowance to the non-specific loan pool ("ASC 450-20") also declined modestly from 2012, reflecting stabilized conditions in the rest of the Company's loan portfolio. In calculating the reserve for this pool, management evaluates both regional and loan-specific historical loss trends to develop its base reserve level on a loan-by-loan basis. The regional historical loss trends are based on data from 1992 to the present day and encompass several different economic and credit cycles. Management then modifies those reserves by considering the risk grade of the loan, current economic conditions, the recent trend of defaults, trends in collateral values, underwriting and other loan management considerations, and unique market-specific factors such as water shortages or other natural phenomena. The 2013 ending allowance reflected still uncertain market conditions, offset by conservative credit underwriting and management practices employed by the Company over the past few years.

General trending information with respect to non-performing loans, non-performing assets, and other key portfolio metrics is as follows (dollars in thousands):
Credit Quality Trending

	At December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Loans past due in excess of 90 days and still accruing	$—	$—	$—	$66	$586
Non-accrual loans	2,668	6,529	9,292	11,451	18,468
Total non-performing loans (“NPLs”)	2,668	6,529	9,292	11,517	19,054
OREO	3,684	4,951	6,650	4,429	11,538
Total non-performing assets (“NPAs”)	$6,352	$11,480	$15,942	$15,946	$30,592
Classified loans (1)	$23,056	$24,933	$53,207	$54,085	$77,175
Troubled debt restructured loans (2)	$10,047	$6,719	$7,236	$5,455	$4,604
Total allowance related to non-accrual loans	$84	$536	$676	$1,192	$965
Interest income recorded on non-accrual loans (3)	$187	$424	$716	$848	$1,126
Non-accrual loans as a percentage of net loans receivable	0.52%	1.25%	1.85%	2.03%	2.82%
Total non-performing loans as a % of net loans receivable	0.52%	1.25%	1.85%	2.04%	2.91%
Allowance for loan losses (“ALLL”) as a percentage of non-performing loans	288.1%	121.7%	136.6%	108.1%	87.2%
Total NPAs as a % of total assets	0.68%	1.18%	1.71%	1.59%	2.83%
Total NPAs as a % of tangible capital + ALLL (“Texas Ratio”)	6.25%	9.39%	21.51%	22.30%	32.85%
Loan delinquency ratio (30 days and over)	0.24%	0.13%	0.28%	0.55%	1.06%
_______________________________________

(1)	Classified loan totals are inclusive of non-performing loans and may also include troubled debt restructured loans, depending on the grading of these restructured loans.

(2)	Includes accruing restructured loans of $9.2 million and non-accruing restructured loans of $831,000. No other funds are available for disbursement on restructured loans.

(3)	Interest income on non-accrual loans based on year-to-date interest totals.

The $3.9 million decrease in non-accrual loans from December 31, 2012 to December 31, 2013 reflected ongoing workout efforts by the Company's special assets team. This team continued to migrate properties through the collections process and made steady progress in reducing overall levels of non-accrual loans through multiple management strategies, including borrower workout and individual note sales to local and regional investors. NPAs, which include other real estate owned ("OREO") properties decreased by $5.1 million, as the Company continued to successfully liquidate properties in 2013. These ratios compare favorably to the Company's peer groups, particularly in the northwest. Loan delinquencies (30 days or more past due) were up slightly from year end 2012, but still reflect strong performance in the general loan portfolio.

The following tables provide additional trending and geographical information on the Company’s NPAs:

Nonperforming Asset Trending By Category

	December 31 2013	September 30 2013	June 30 2013	March 31 2013	December 31 2012
	(Dollars in thousands)
Commercial	$1,431	$1,066	$1,417	$1,573	$4,042
Commercial real estate	167	261	2,728	2,910	1,716
Commercial construction	—	—	—	—	—
Land and land development	3,845	4,415	4,626	4,852	5,118
Agriculture	213	527	276	276	98
Residential real estate	693	814	173	186	502
Residential construction	—	—	—	—	—
Consumer	3	3	91	4	4
Total NPAs by Categories	$6,352	$7,086	$9,311	$9,801	$11,480

All major loan types experienced decreases from the prior year end, reflecting sales and collection activity. Land and land development loans still comprise the greatest proportion of NPA totals, primarily as a result of one large relationship. The majority of NPAs are in the North Idaho/Eastern Washington region, reflecting the Company's higher loan totals in these areas.
The Company has entered into an installment sales agreement to sell its final remaining OREO property over a five-year period. While the contract requires full payment of the balance recorded by the Company, because of the installment sales contract, accounting guidance requires the maintenance of the OREO balance on the Company's books and the establishment of a $539,000 valuation reserve against the balance. The Company anticipates recovery of this reserve over the five-year period.
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
At December 31, 2013 and 2012, classified loans (loans with risk grades 6, 7 or 8) by loan type are as follows (dollars in thousands):

	December 31,
Classified Loans	2013	2012
Commercial loans	$7,520	$7,693
Commercial real estate loans	3,659	5,156
Land and land development loans	1,041	1,515
Agriculture loans	4,038	2,143
Multifamily loans	3,751	5,118
Residential real estate loans	2,960	3,045
Consumer loans	87	262
Total classified loans	$23,056	$24,932

Classified loans are loans for which management believes it may experience some problems in obtaining repayment under the contractual terms of the loan, and are inclusive of the Company’s non-accrual loans. However, categorizing a loan as classified does not necessarily mean that the Company will experience any or significant loss of expected principal or interest.
The Company reduced its classified loans by $1.9 million in 2013. The total balance of classified loans reached a peak of $96.2 million in July 2009, and has been reduced by 76.0% since then, as a result of the workout and disposition efforts of the Company’s special assets team. As a percentage of the Company’s net loans, classified loans reached a peak of 13.9% in November 2009, and have now dropped to 4.5% at the end of 2013.
Classified loan balances were lower in every loan segment except agriculture at the end of 2013. Agriculture loans increased modestly as higher input prices put pressure on several farming operations. The remaining classified loans also generally have stronger borrowers, healthier collateral positions and/or stronger guarantors than prior classified balances that were heavily dominated by more speculative land and construction loans.
As with NPAs, the geographical distribution of the Company’s classified loans reflects the distribution of the Company’s loan portfolio and the relative recoveries of its various regions, with higher distributions in the “North Idaho/Eastern Washington” region, and decreased levels in southern Idaho.
Local economies and real estate valuations continued to improve in 2013, but at a relatively slow pace. As such, management believes that classified loans, non-performing assets, and credit losses will likely continue to decline in 2014. Given market volatility and future uncertainties, management cannot assure nor guarantee the accuracy of these future forecasts.
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
     Other Income
The following table details dollar amount and percentage changes of certain categories of other income for the two years ended December 31.

	2013	% of	Percent Change	2012	% of
	Amount	Total	Prev. Yr	Amount	Total
	(Dollars in thousands)
Fees and service charges	$4,866	46%	3%	$4,732	44%
Commissions & fees from trust & investment advisory services	2,344	22%	49%	1,568	15%
Loan related fee income	2,312	22%	(23)%	2,987	28%
Net gain on sale of securities	301	3%	(62)%	794	7%
Net gain (loss) on sale of other assets	1	—%	(95)%	19	—%
Other-than-temporary credit impairment on investment securities	(63)	(1)%	(82)%	(357)	(3)%
BOLI income	324	3%	(6)%	345	3%
Hedge fair value adjustment	326	3%	(200)%	(326)	(3)%
Unexercised warrant liability fair value adjustment	(114)	(1)%	(163)%	180	2%
Other income	265	3%	(66)%	775	7%
Total	$10,562	100%	(1)%	$10,717	100%

Total other income was $10.6 million and $10.7 million for the twelve months ended December 31, 2013 and 2012, respectively, as higher trust and investment services income and a positive hedge fair value adjustment were offset by lower mortgage origination fees, securities gains, secured savings contract income and a negative unexercised warrant liability fair value adjustment.
Fees and service charges earned on deposit accounts continued to be the Company’s primary source of other income. Fees and service charges for the twelve month period ended December 31, 2013 totaled $4.9 million versus $4.7 million for the same period last year. Higher debit card and monthly deposit service fees offset a continued reduction in overdraft charges resulting from new federal regulations that came into effect in July 2010 and July 2011. The Company implemented new fee structures in mid-2012, which positively impacted fee levels for the full year in 2013. Fees from trust and investment services totaled $2.3 million in 2013, a 49.5% increase from 2012 as the Company continued to emphasize the development of this business.
Loan related fee income decreased by $675,000 for the twelve months ended December 31, 2013 compared to one year ago as mortgage origination activity declined as a result of higher mortgage rates, particularly in the latter half of the year. Loan servicing income increased moderately, as the loan volume that the Company services continues to increase. The Company anticipates lower mortgage origination activity to continue in 2014, as higher rates have dampened demand for refinances.
The Company recognized $301,000 in gains on the sale of securities, which helped offset moderate additional credit impairments on securities that are classified as other than temporarily impaired ("OTTI"). The two securities classified as OTTI were sold during 2013. The Company also recorded a positive $326,000 fair value adjustment related to a cash flow hedge on one of the Company's trust preferred obligations that matured in 2013. This reversed the negative adjustment in 2012, which resulted from the loss of hedge effectiveness on the instrument. Partially offsetting this positive adjustment was a $114,000 negative fair value adjustment taken on the Company's unexercised warrant liability. This liability was created by the issuance of three-year warrants for 1,700,000 shares, and on a reverse-split adjusted basis, 170,000 shares, to investors as part of the Company's January 2012 capital raise and must be adjusted to fair value each quarter. As such, there are likely to be fluctuating adjustments in future periods.
Bank-owned life insurance (“BOLI”) income was down slightly from the prior year as BOLI yields declined and the Company did not purchase or liquidate BOLI assets. Other non-interest income totaled $265,000 for 2013, compared to $775,000 for the comparable prior period. The reductions reflect continued decreases in the Company's secured card contract income as this contract terminated in 2013.
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
Operating Expenses
The following table details dollar amount and percentage changes of certain categories of other expense for the two years ended December 31.

	2013 Amount	% of Total	Percent Change Previous Year	2012 Amount	% of Total
	(Dollars in thousands)
Salaries and employee benefits	$17,619	52%	8%	$16,291	48%
Occupancy expense	4,640	14%	(6)%	4,911	15%
Technology	3,718	11%	4%	3,583	11%
Advertising	650	2%	3%	633	2%
Fees and service charges	359	1%	(40)%	597	2%
Printing, postage and supplies	727	2%	(26)%	987	3%
Legal and accounting	1,709	5%	(5)%	1,796	5%
FDIC assessment	627	2%	(39)%	1,024	3%
OREO operations(1)	825	2%	26%	653	2%
Other expense	3,209	9%	8%	2,958	9%
Total	$34,083	100%	2%	$33,433	100%
_______________________________________

(1)	Amount includes chargedowns and gains/losses on sale of OREO
Operating expense for the twelve months ended December 31, 2013 totaled $34.1 million, an increase of $650,000 over the same period one year ago.
At $17.6 million, compensation and benefits expense increased $1.3 million or 8.2% over 2012. 2013 results were impacted by $765,000 in expense associated with the issuance and immediate vesting of restricted stock for key employees to bring compensation levels to market. Merit increases and additional commission expense associated with the improvement in trust and investment service income comprised the rest of the increase from the prior year. The employee full time equivalent ("FTE") number was stable at 271 compared to 270 in the year before. Although the Company has largely completed its staff restructuring efforts, it continues to evaluate opportunities to improve staff efficiency while positioning itself for balance sheet growth.
Occupancy expenses decreased $271,000 from 2012, reflecting lower depreciation, software and rent expense. The Company continues to review asset and software purchases carefully, re-negotiate contracts, and implement energy and other resource conservation measures in its facilities. Technology expenses increased by $135,000 during the year as one-time expenses associated with implementing new core data- and item-processing contracts offset savings achieved by those systems in 2013. The Company anticipates significant savings in future years as these systems become fully functional and old contracts terminate.
Advertising expenses were up slightly in 2013, reflecting more aggressive marketing efforts in the Company's local markets. Lower collection fees and bank service charges resulted in lower fees and service charges in 2013 and savings associated with the new item-processing contract lowered printing and postage expenses. The Company anticipates further savings in both of these areas in the future.

Legal and accounting fees declined moderately over last year, and are expected to decrease further in future years as the Company has resolved many of its more complex legal and accounting issues over the past few years. The reduction in FDIC assessment expense reflects a lower rate paid by the Bank based on its financial performance and changes in the FDIC assessment formula itself.
OREO expense increased moderately as the Company established a $539,000 valuation adjustment on the installment sale of its last remaining OREO property. The Company anticipates recovery of this allowance over a five-year period and does not anticipate significant additional OREO expense in the near future.
Other expenses increased $251,000 from 2012, largely from increased operating losses associated with debit card and internet banking fraud activity in 2013. In response to increasing national and regional fraud threats, the Company introduced a number of new tools in the latter part of the year to reduce its exposures, and will continue to evaluate and develop additional safeguards in 2014. Other expenses in this category, including insurance, telecommunications, armored car and travel expenses were either flat or down for the year. The Company continues to evaluate opportunities for additional expense reduction in many of the categories included in this line item, and anticipates further reductions in 2014.
Annualized operating expense as a percentage of average assets was 3.63% and 3.49% for 2013 and 2012, respectively. The Company’s efficiency ratio (noninterest expense divided by the sum of net interest income and noninterest income) was 84.6% for 2013, compared to 80.5% in 2012. Both 2013 numbers were impacted by the unusual expenses in compensation, technology and OREO operations noted above. With economic conditions likely to remain challenging in the near future, the Company continues to develop and implement additional efficiency and cost-cutting efforts. Management anticipates that as it completes its current initiatives, the efficiency and expense ratios will improve. Stabilization and improvement in economic conditions in the future should also improve efficiency, as the Company grows its asset base, net interest income rebounds and credit-related costs subside further.
Income Tax Provision.
The Company reversed its remaining deferred tax asset valuation allowance in 2013, resulting in a tax benefit of $6.1 million for the year. This compared to an $8,000 tax benefit recorded in 2012. The effective tax rates were (108.2%) for 2013 and 0.0% for 2012. The Company held a net deferred tax asset of $21.7 million at December 31, 2013, as compared to a net deferred tax asset of $12.3 million at the end of 2012. The increase in the net deferred tax asset reflects the reversal of the valuation allowance and the impacts of a decrease in the unrealized market value of the Company's investment securities.
At December 31, 2013, Intermountain assessed whether it was more likely than not that it would realize the benefits of its deferred tax asset. It determined that the positive evidence associated with a three-year cumulative positive income, improving national and regional economic conditions, significantly reduced credit and other balance sheet risk, and improving Company performance offset the negative evidence of losses in 2009 and 2010. Intermountain used an estimate of future earnings, future reversals of taxable temporary difference, and tax planning strategies to determine whether it is more likely than not that the benefit of the deferred tax asset would be realized. In estimating the future earnings, management assumed moderately improving economic conditions. As such, its estimates included continued lower credit losses in 2014 and ensuing years as the Company’s loan portfolio continues to turn over. It also assumed: (1) a compressed but stable net interest margin in 2014, with gradual improvement in future years, as the Company is able to convert some of its cash position to higher yielding instruments; (2) stable other income as increased trust and investment income offsets reductions in mortgage origination income; and (3) stable operating expenses as continued cost reduction strategies offset inflationary increases.
At December 31, 2012, Intermountain assessed whether it was more likely than not that it would realize the benefits of its deferred tax asset. Intermountain determined at that time that the negative evidence associated with a three-year cumulative loss for the period ended December 31, 2011, and challenging economic conditions continued to outweigh the positive evidence. Therefore, Intermountain maintained a valuation allowance of $8.5 million against its deferred tax asset at December 31, 2012.
The Company also considered the effects of Internal Revenue Code Section 382 in its analysis of its deferred tax assets and valuation allowance. The Company experienced an ownership change as defined in Section 382, that resulted from the capital raise that occurred in 2012. As a result, the net operating losses are subject to an annual limitation. Based on its analysis, the limitation will only affect the timing of when the net operating losses will be utilized, and the Company believes that it will be able to recover all of its tax benefit from the net operating loss carryforward position in the 20-year carryforward period, even given the Section 382 limitations. As with other future estimates, the Company cannot guarantee these future results, however. The Company analyzes the deferred tax asset on a quarterly basis and may establish a new allowance at some future time depending on actual results and estimates of future profitability.

Financial Position
Assets. At December 31, 2013, Intermountain’s assets were $939.6 million, down $32.5 million from $972.1 million at December 31, 2012. The decrease from last year represents the use of cash and marketable securities to redeem the CPP preferred stock and to pay down higher cost liabilities, including brokered and higher rate retail CDs.
Fed Funds Sold & Cash Equivalents. The Bank held $44.9 million in interest-bearing cash equivalents at December 31, 2013, with the bulk of it deposited at the Federal Reserve. This compares to $53.4 million in interest-bearing cash equivalents at December 31, 2012, as funds were deployed to pay down liability balances and redeem the Company's CPP preferred stock in 2013. In 2012 and 2013, excess funds were held at the Federal Reserve as opposed to Fed Funds Sold at a correspondent bank as there was a higher yield on the excess funds at the Federal Reserve.
Non-interest bearing and restricted cash totaled $20.2 million at December 31, 2013, compared to $26.7 million at December 31, 2012. As with interest-bearing cash above, the decrease reflects the use of cash to pay down liabilities.
Investments. Intermountain’s investment portfolio at December 31, 2013 was $279.9 million, a decrease of $15.1 million from the December 31, 2012 balance of $295.0 million. The decrease was primarily due to the sale of available-for-sale securities to redeem the Company's CPP preferred stock. Securities purchases totaled $124.4 million in 2013, but were offset by sales of $67.5 million, and principal payments on mortgage-backed securities and other adjustments of 58.2 million. The sales generated $301,000 in net pre-tax gains. As of December 31, 2013, the balance of the unrealized loss on investment securities, net of federal income taxes, was $1.2 million, compared to an unrealized gain at December 31, 2012 of $3.5 million. The decrease reflected the negative impact on the value of the portfolio resulting from an approximate one percent increase in market interest rates during 2013.
During 2013, the Company held, but sold two residential MBS that were determined to have other than temporary impairments. At the time of sale, impairment for these two securities totaled $3.5 million, of which $1.9 million, including $63,000 in 2013, had been recorded as credit loss impairment in income and the remainder in other comprehensive income. The Company calculated the credit loss charges against earnings by subtracting the estimated present value of future cash flows on the securities from their amortized cost less the total of previous credit loss impairment at the end of each period.
Given continued challenging market conditions for fixed income securities in 2013, the Company focused on maintaining high credit quality and moderate duration. Opportunities to prudently pick up yield were limited in 2013, and the Company used a modified barbell strategy in which it balanced purchases of longer-term municipal and agency securities with shorter term and floating rate investments. The average duration of the available for sale and the held-to-maturity portfolios was approximately 3.9 years and 4.9 years, respectively on December 31, 2013, compared to 3.6 years and 4.8 years, respectively on December 31, 2012. The average duration differs from the investment’s contractual maturity as average duration takes into account estimated prepayments. Reinvestment rates are moderately higher than a year ago but will likely remain low at least through 2014. However, higher mortgage rates have significantly reduced refinancing activity and prepayment speeds on the Company's mortgage-backed holdings, resulting in slower premium amortization and a resulting increase in yield. Moderately higher reinvestment rates and slower premium amortization should improve investment portfolio performance moderately in 2014.

The following tables display investment securities balances and repricing information for the total portfolio:
Investment Portfolio Detail

Carrying Value as of December 31,	2013 Amount	Percent Change Previous Year	2012 Amount
	(Dollars in thousands)
U.S. treasury securities and obligations of government agencies	$—	—%	$—
Corporate bonds	3,915	—%	—
Mortgage-backed securities & collateralized mortgage obligations (“CMOs”)	170,857	(12.9)%	196,200
SBA Pools	26,827	24.3%	20,320
State and municipal bonds	78,325	(0.2)%	78,475
Total	$279,924	(5.1)%	$294,995
Available-for-Sale	251,638	(10.2)%	280,169
Held-to-Maturity	28,286	90.8%	14,826
Total	$279,924	(5.1)%	$294,995

Investments held as of December 31, 2013
Mature as follows:

	One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
U.S. treasury securities and obligations of government agencies	$—	—%	$—	—%	$—	—%	$—	—%	$—	—%
Corporate bonds	—	—%	—	—%	3,915	1.25%	—	—%	3,915	1.25%
Mortgage-backed securities & CMOs	—	—%	7,369	4.27%	25,106	2.29%	138,382	1.99%	170,857	2.14%
SBA Pools	—	—%	—	—%	10,769	1.87%	16,058	1.96%	26,827	1.62%
State and municipal bonds (tax — equivalent)	1,379	6.07%	4,177	6.37%	20,632	3.84%	52,137	4.84%	78,325	4.68%
Total	$1,379	6.07%	$11,546	5.03%	$60,422	2.70%	$206,577	2.70%	$279,924	2.82%

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
Intermountain’s investment portfolios are managed to provide and maintain liquidity; to maintain a balance of high quality, diversified investments to minimize risk; to offset other asset portfolio elements in managing interest rate risk; to provide collateral for pledging; and to maximize risk-adjusted returns. At December 31, 2013, the Company does not intend to sell any of its available-for-sale securities that have a loss position and it is not likely that it will be required to sell the available-for-sale securities before the anticipated recovery of their remaining amortized cost. However, unforeseen changes in credit risk or other types of portfolio risk could cause management to change its position and sell individual securities on a case-by-case basis.
See Note 17 “Fair Value of Financial Instruments” in the Company’s Consolidated Financial Statements for more information on the calculation of fair or carrying value for the investment securities.
Loans Receivable. At December 31, 2013 net loans receivable totaled $514.8 million, down $5.9 million from $520.8 million at December 31, 2012. Growth in agricultural, multi-family and commercial construction loans were offset by decreases in commercial, commercial real estate, land development and municipal loans.

Distribution and Concentration by Loan Type
The following table sets forth the composition of Intermountain’s loan portfolio at the dates indicated. Loan balances exclude deferred loan origination costs and fees and allowances for loan losses.

	December 31, 2013		December 31, 2012
	Amount	%	Amount	%
	(Dollars in thousands)
Commercial loans	$113,736	21.8%	$121,307	23.0%
Commercial real estate loans	181,207	34.7%	186,844	35.4%
Commercial construction loans	7,383	1.4%	3,832	0.7%
Land and land development loans	28,946	5.5%	31,278	5.9%
Agriculture loans	96,584	18.5%	85,967	16.3%
Multifamily loans	18,205	3.5%	16,544	3.1%
Residential real estate loans	59,172	11.3%	60,020	11.3%
Residential construction loans	2,531	0.5%	940	0.2%
Consumer loans	9,033	1.7%	9,626	1.8%
Municipal loans	5,964	1.1%	12,267	2.3%
Total loans	522,761	100.0%	528,625	100.0%
Allowance for loan losses	(7,687)		(7,943)
Deferred loan fees, net of direct origination costs	(240)		86
Loans receivable, net	$514,834		$520,768
Weighted average interest rate	5.14%		5.28%

The increases in agricultural, multi-family, and commercial and residential construction loans reflect improved opportunities for loan origination in these areas based on economic conditions, while the decreases in commercial and commercial real estate loans reflect the payoff of several larger participation loans and highly competitive conditions for new originations. The decrease in municipal loans reflects the payoff of one large municipal project.

The current commercial portfolio is diversified by industry with a variety of small business customers that have held up relatively well during the economic downturn and subsequent slow recovery. As challenging economic conditions continue, however, the Company continues to experience some stress in this portfolio. Most of the commercial credits are smaller, however, and Intermountain carries a higher proportion of SBA and USDA guaranteed loans than many of its peers, reducing the overall risk in this portfolio. Commercial customers continue to watch economic conditions very closely, but have recently shown more optimism and stronger borrowing demand. Quality commercial borrowers are highly sought after, however, resulting in keen competition and competitive pricing for these customers.

The following table provides additional information on the Company’s commercial real estate portfolio:

Commercial Real Estate by Property Types	December 31, 2013		December 31, 2012
	(Dollars in thousands)
Condominiums	$4,225	2.1%	$2,976	1.5%
Office	41,485	20.8%	47,118	23.2%
Industrial warehouse	30,899	15.5%	29,727	14.6%
Storage units	5,542	2.8%	6,500	3.1%
Retail	28,587	14.3%	20,485	10.1%
Restaurants	3,987	2.0%	4,093	2.0%
Land and land development	3,797	1.9%	2,860	1.4%
Other commercial	8,896	4.5%	11,998	5.9%
Health care	26,021	13.0%	24,418	12.0%
Religious facilities	1,433	0.7%	1,575	0.8%
Gas stations & convenience stores	4,169	2.1%	4,874	2.4%
Auto R/E (car lot, wash, repair)	2,249	1.1%	2,325	1.1%
Hotel/Motel	437	0.2%	527	0.3%
Miscellaneous	19,480	9.9%	27,368	13.5%
Total Commercial Real Estate loans	181,207	90.9%	186,844	91.9%
Multifamily	18,205	9.1%	16,544	8.1%
Total Commercial Real Estate and Multifamily Loans	$199,412	100.0%	$203,388	100.0%
Management has focused over the past several years on shifting the mix of the loan portfolio away from a relatively high concentration in residential construction, acquisition and development loans to a more balanced mix of commercial, agriculture, commercial real estate, and residential real estate loans. It has done this through a combination of more conservative underwriting practices on construction and land development lending, limited marketing, and aggressive resolution and disposal of loans in these categories. After the aggressive reduction efforts of the last few years, the land development and construction loan components pose much lower concentration risk for the total loan portfolio, and may provide an opportunity for limited and prudent growth. The borrowers that remain in these categories are much stronger, real estate valuations are lower, and underwriting and structuring is much tighter.

The commercial real estate portfolio is also well-diversified and consists of a mix of owner and non-owner occupied properties, with relatively few true non-owner-occupied investment properties. The Company has lower concentrations in this segment than most of its peers, and has underwritten these properties cautiously. In particular, it has limited exposure to speculative investment office buildings and retail strip malls, two of the higher risk segments in this category. While tough economic conditions continue to heighten the risk in this portfolio, it continues to perform well with relatively low delinquency and loss rates. The Company believes it has some opportunity to increase prudent lending in this area, but again competition is keen for these borrowers. In particular, the Company has remained cautious about offering long-term fixed rate loans at relatively low rates in this interest-rate environment.
Most agricultural markets continue to perform relatively well, although 2013 was not as strong a year for farmers as the few prior years. As production costs increase, borrowing activity may increase in this sector. The combination of the potential for reductions in commodity prices, increasing input costs, and water concerns may increase future risk in this sector, and the Company is conducting additional evaluation and stress-testing to plan for and mitigate this risk.
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
Participation loans where Intermountain purchased part of the loan and was not the lead bank totaled $12.2 million at December 31, 2013. $3.8 million of the total is a condominium project in Boise that is currently classified, but is being managed very closely, and for which no loss is expected. The remaining loans are all within the Company’s footprint and management believes they do not present significant risk at this time.

Economic conditions and property values have stabilized in most of the Company's markets, but remain susceptible to changing global and national economic uncertainties. Management believes that its underwriting standards and aggressive identification and management of credit problems are having a positive impact on its credit portfolios. Losses are projected to continue at relatively low levels in 2014.

Geographic Distribution
As of December 31, 2013, the Company’s loan portfolio by loan type and geographical market area was:

	North Idaho — Eastern	Magic Valley	Greater Boise	E. Oregon, SW Idaho, excluding			% of Loan type to total
Loan Portfolio by Location	Washington	Idaho	Area	Boise	Other	Total	loans
	(Dollars in thousands)
Commercial loans	$80,582	$4,602	$9,745	$18,013	$794	$113,736	21.8%
Commercial real estate loans	128,248	9,862	9,299	15,465	18,333	181,207	34.7%
Commercial construction loans	7,028	—	317	—	38	7,383	1.4%
Land and land development loans	20,397	1,378	5,344	1,203	624	28,946	5.5%
Agriculture loans	2,003	3,440	26,143	61,034	3,964	96,584	18.5%
Multifamily loans	12,431	149	4,420	30	1,175	18,205	3.5%
Residential real estate loans	42,141	3,365	4,244	7,046	2,376	59,172	11.3%
Residential construction loans	2,337	—	77	117	—	2,531	0.5%
Consumer loans	5,400	1,149	730	1,506	248	9,033	1.7%
Municipal loans	4,627	1,337	—	—	—	5,964	1.1%
Total	$305,194	$25,282	$60,319	$104,414	$27,552	$522,761	100.0%
Percent of total loans in geographic area	58.4%	4.8%	11.5%	20.0%	5.3%	100.0%
Percent of total loans where real estate is the primary collateral	70.1%	62.7%	52.1%	39.6%	85.8%	62.4%

As of December 31, 2012, the Company’s loan portfolio by loan type and geographical market area was:

	North Idaho — Eastern	Magic Valley	Greater Boise	E. Oregon, SW Idaho, excluding			% of Loan type to total
Loan Portfolio by Location	Washington	Idaho	Area	Boise	Other	Total	loans
	(Dollars in thousands)
Commercial loans	$87,387	$4,606	$9,252	$13,852	$6,210	$121,307	23.0%
Commercial real estate loans	123,451	11,330	10,651	18,895	22,517	186,844	35.4%
Commercial construction loans	503	—	2,819	—	510	3,832	0.7%
Land and land development loans	20,710	1,748	6,298	1,500	1,022	31,278	5.9%
Agriculture loans	1,670	3,269	16,886	60,479	3,663	85,967	16.3%
Multifamily loans	10,396	151	5,947	30	20	16,544	3.1%
Residential real estate loans	41,624	3,734	3,808	7,083	3,771	60,020	11.3%
Residential construction loans	387	—	240	313	—	940	0.2%
Consumer loans	5,716	1,026	517	2,053	314	9,626	1.8%
Municipal loans	10,880	1,387	—	—	—	12,267	2.3%
Total	$302,724	$27,251	$56,418	$104,205	$38,027	$528,625	100.0%
Percent of total loans in geographic area	57.3%	5.2%	10.7%	19.7%	7.1%	100.0%
Percent of total loans where real estate is the primary collateral	65.5%	67.4%	54.5%	43.3%	74.8%	60.7%

As indicated, 58.4% of the Company’s loans are in northern Idaho and eastern Washington, with the next highest percentage in the rural markets of southwest Idaho outside of Boise. Economic trends and real estate valuations are showing consistent improvement in all the Company's markets now, after a four-year decline. The southwest Idaho and Magic Valley markets are largely agricultural areas which have not seen levels of price appreciation or depreciation as steep as other areas over the last few years. The “Other” category noted above largely represents loans made to local borrowers where the collateral is located outside the Company’s communities. The mix in this category is relatively diverse, with the highest proportions in Oregon, Washington, California, Nevada and Arizona, but no single state comprising more than 2.8% of the total loan portfolio.

Participation loans where Intermountain purchased part of the loan and was not the lead bank totaled $12.2 million at December 31, 2013. $3.8 million of the total is a condominium project in Boise that is currently classified, but is being managed very closely, and for which no loss is expected. The remaining loans are all within the Company’s footprint and management believes they do not present significant risk at this time.

Classification of Loans and Problem Loans
The Bank is required under applicable law and regulations to review its loans on a regular basis and to classify them as “satisfactory,” “special mention,” “substandard,” “doubtful” or “loss.” A loan which possesses no apparent weakness or deficiency is designated “satisfactory.” A loan which possesses weaknesses or deficiencies deserving close attention is designated as “special mention.” A loan is generally classified as “substandard” if it possesses a well-defined weakness and the Bank will likely sustain some loss if the weaknesses or deficiencies are not corrected. A loan is classified as “doubtful” if a probable loss of principal and/or interest exists but the amount of the loss, if any, is subject to the outcome of future events which are undeterminable at the time of classification. It is a transitional category, and once the amount of the loss is determined, this amount is charged off and the remaining balance of the loan would most likely be classified as “substandard.” The typical duration of a loan in the “doubtful” category would be one to two months. If a loan is classified as “loss,” the Bank either establishes a specific valuation allowance equal to the amount classified as loss or charges off such amount.
As of December 31, 2013, the risk grades range from cash equivalent secured loans (Risk Grade “1”) to “loss” (Risk Grade “8”). Risk Grades “3”, “5”, “6”, “7” and “8” closely reflect the FDIC’s definitions for “satisfactory,” “special mention,”

“substandard”, “doubtful” and “loss”, respectively. Risk Grade “4” is an internally designated “watch” category. At December 31, 2013, the Company had $1.9 million in the special mention, $23.1 million in the substandard and $0 in the doubtful and loss loan categories. At December 31, 2012, the Company had $0 million in the special mention, $24.9 million in the substandard and $0 in the doubtful and loss loan categories.
Overall, classified loans (loans with risk grades 6, 7, or 8) decreased from $24.9 million at the end of 2012 to $23.1 million at the end of 2013. The decrease reflected additional workout and problem loan reduction efforts in 2013.
Non-accrual loans are those loans that have become delinquent for more than 90 days (unless well-secured and in the process of collection). Placement of loans on non-accrual status does not necessarily mean that the outstanding loan principal will not be collected, but rather that timely collection of principal and interest is in question. Total non-accrual loans decreased from $6.5 million at December 31, 2012 to $2.7 million at the end of 2013. When a loan is placed on non-accrual status, interest accrued but not received is reversed. The amount of interest income which was reversed from income in fiscal years 2013 and 2012 on non-accrual and other problem loans was approximately $187,000 and $440,000, respectively. A non-accrual loan may be restored to accrual status if it is brought current and has performed in accordance with contractual terms for a reasonable period of time, and the collectability of the total contractual principal and interest is no longer in doubt.
Troubled debt restructure loans ("TDRs") are those loans that have been modified in response to distressed borrower conditions. TDRs totaled $10.1 million at year end 2013 versus $6.7 million at the end of the prior year. The increase reflects additional modifications to loans made in 2013 to improve chances of collection on these loans, without corresponding payoffs of prior TDR loans. Under accounting guidance, once a loan is identified as a TDR until it payoffs, regardless of borrower condition or performance.

Loan Maturity and Repricing Information
The following table details loan maturity and repricing information for fixed and variable rate loans.
Maturity and Repricing for the Bank’s
Loan Portfolio at December 31, 2013

Loan Repricing	Fixed Rate	Variable Rate	Total Loans
	(Dollars in thousands)
0-90 days	$13,360	$124,773	$138,133
91-365 days	29,566	26,711	56,277
1 year-5 years	85,242	56,309	141,551
5 years or more	161,343	25,457	186,800
Total	$289,511	$233,250	$522,761

The Company has traditionally maintained a high level of variable rate loans as part of its overall balance sheet management approach. The significant unanticipated decrease in market rates experienced during the economic downturn and financial turmoil of the past several years impacted these loans negatively and created additional pressure on the Company’s asset yields and net interest margin. The imposition of floors had offset some of this negative impact, although these have been under pressure as well, given strong competition for quality borrowers. When rates rise, however, these loans will adjust upward and improve interest income.

The following table sets forth the composition of Intermountain’s loan originations for the periods indicated.

	Year Ended December 31,
	2013	2012	% Change
	(Dollars in thousands)
Commercial loans	$40,767	$61,664	(33.9)%
Commercial real estate loans	34,459	34,895	(1.2)%
Commercial construction loans	12,698	3,149	303.2%
Land and land development loans	6,860	4,711	45.6%
Agriculture loans	38,945	49,803	(21.8)%
Multifamily loans	11,700	1,361	759.7%
Residential real estate loans	66,157	91,026	(27.3)%
Residential construction loans	4,203	2,230	88.5%
Consumer	3,097	2,313	33.9%
Municipal	763	3,846	(80.2)%
Total loans originated (1)	$219,649	$254,998	(13.9)%

Renewed Loans (1)	$182,230	$189,548

Overall, 2013 origination activity continues to reflect the muted borrowing demand from virtually all sectors in the current environment, as commercial borrowers remain cautious and agricultural customers experience strong cash flows, reducing their borrowing needs. Activity is strongest in the real estate sectors, as record low interest rates spur purchase activity and encourage stronger borrowers to expand. Overall origination activity is likely to improve from earlier totals as the economy rebounds, but will still be under pressure from slow employment growth and aggressive industry competition for strong borrowers. Residential real estate activity has also slowed, as higher mortgage rates have significantly reduced refinance activity. The Company has chosen not to extend duration on low-priced commercial real estate loans, purchase loan pools or pursue participation loans in order to maintain a more conservative credit and interest-rate risk position. Management believes that those banks that have low-cost funding structures and pursue loan growth through strong relationship networks will perform relatively better in the long run.
Office Properties and Equipment. Office properties and equipment decreased $417,000 to $35.0 million at December 31, 2013 from the prior year end as the reduction from depreciation continues to exceed new assets purchased.
Other Real Estate Owned. Other real estate owned decreased by $1.3 million to $3.7 million at December 31, 2013. The Company sold seven properties totaling $1.1 million in 2013, had net valuation adjustments of $34,000, added a valuation reserve on the installment sale of one property for $539,000, and added three properties totaling $413,000. In addition, the Company has entered into an installment sales agreement to sell its final remaining OREO property over a five-year period. While the contract requires full payment of the balance recorded by the Company, because of the installment sales contract, accounting guidance requires the maintenance of the OREO balance on the Company's books and the establishment of a $539,000 valuation reserve against the balance. The Company anticipates recovery of this reserve over the five-year period.
Overall, the Company’s current OREO portfolio is lower than most of its peer group and management anticipates additional reductions in the coming year. The following table details OREO activity during 2013 and 2012.

Other Real Estate Owned Activity

	2013	2012
OREO, gross:	(Dollars in thousands)
Balance, beginning of period, January 1	$4,951	$6,650
Additions to OREO	413	1,864
Proceeds from sale of OREO	(1,107)	(3,391)
Valuation Adjustments in the period(1)	(34)	(172)
Balance, end of period, December 31	$4,223	$4,951
Allowance, OREO:
Balance, beginning of period, January 1	—	—
Provision	539	—
Balance, end of period, December 31	539	—
OREO, net:	3,684	4,951
_____________________________

(1)	Amount includes chargedowns and gains/losses on sale of OREO
Deferred Tax Asset. At December 31, 2013, the Company’s net deferred tax asset totaled $21.7 million compared to $12.3 million at December 31, 2012. The increase reflects the reversal of the valuation allowance discussed in the "Income Tax Provision" section above and the impacts of a decrease in the unrealized market value of the Company's investment securities.
BOLI and Other Assets. Bank-owned life insurance (“BOLI”) and other assets decreased to $19.4 million at December, 2013 from $23.5 million at year end, 2012. The decrease primarily reflected lower prepaid expenses, as in 2013, the FDIC returned the balance of the prepaid assessments the Company had previously remitted.
Deposits. Total deposits decreased $42.9 million to $706.1 million at December 31, 2013 from $748.9 million at December 31, 2012. The following table sets forth the composition of Intermountain’s deposits at the dates indicated.

	December 31, 2013		December 31, 2012
	Amount	% of total deposits	Amount	% of total deposits
	(Dollars in thousands)
Non-interest bearing demand accounts	$235,793	33.4%	$254,979	34.0%
Interest bearing demand accounts 0.0% to 0.48%	102,629	14.6%	99,623	13.3%
Money market 0.0% to 2.0%	215,458	30.5%	213,155	28.5%
Savings and IRA 0.0% to 4.91%	68,555	9.7%	75,788	10.1%
Certificate of deposit accounts (CDs)	34,178	4.8%	43,535	5.8%
Jumbo CDs	49,437	7.0%	56,228	7.5%
Brokered CDs	—	—%	5,200	0.7%
CDARS CDs to local customers	—	—%	426	0.1%
Total deposits	$706,050	100.0%	$748,934	100.0%
Weighted average interest rate on certificates of deposit		1.19%		1.28%
Core Deposits as a percentage of total deposits (1)		93.0%		91.7%
Deposits generated from the Company’s market area as a % of total deposits		100.0%		99.3%
_____________________________

(1)	Core deposits consist of non-interest bearing checking, money market checking, savings accounts, and certificate of deposit accounts of less than $100,000 (excluding public deposits).
The decrease in non-interest bearing demand deposits from prior year end reflects some unusual municipal and business deposit activity related to uncertainty over federal government tax and spending policies at the end of 2012 that was not repeated in 2013, and the movement of some municipal funds into repurchase agreements in 2013 as the FDIC ended its unlimited guarantee on non-interest bearing balances. Interest-bearing demand and money market account balances were up moderately, while the decrease in savings account balances from last year reflects the termination of a third party contract under which the Company held savings balances to secure credit cards. The Company continues to redeem higher cost CD funding and has no brokered or other wholesale CDs outstanding. Non-interest bearing demand deposits comprised 33.4% of the deposit portfolio and overall, low-cost transaction deposits represented 78.4% of the deposit portfolio at December 31, 2013.
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
Deposits by location are as follows (dollars in thousands):

	December 31, 2013	% of total deposits	December 31, 2012	% of total deposits
Deposits by Location
North Idaho — Eastern Washington	$359,655	51.1%	$372,772	49.9%
Magic Valley Idaho	65,634	9.3%	72,254	9.6%
Greater Boise Area	70,182	9.9%	67,585	9.0%
Southwest Idaho — Oregon, excluding Boise	167,496	23.7%	172,509	23.0%
Administration, Secured Savings	43,083	6.0%	63,814	8.5%
Total	$706,050	100.0%	$748,934	100.0%

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
The following table details re-pricing information for the Bank’s time deposits with minimum balance of $100,000 at December 31, 2013 (in thousands):

Maturities/Repricing
Less than three months	$5,700
Three to six months	6,447
Six to twelve months	11,594
Over twelve months	29,903
$53,644
By repricing its portfolio, the Company succeeded in lowering the 2013 interest cost on its deposits by 0.14%. This resulted in overall liability interest costs to the Bank being 0.25% below the average of its peer group as of December 31, 2013 (Source: FFIEC Uniform Bank Performance Report ("UBPR") for December 31, 2013). Given the current compressed market rate environment, management believes that this improvement and its overall competitive standing positions the Company comparatively well for future periods.
     Borrowings. Deposit accounts are Intermountain’s primary source of funds. Intermountain also relies upon advances from the Federal Home Loan Bank of Seattle ("FHLB"), repurchase agreements and other borrowings to supplement its funding, reduce its overall cost of funds, and to meet deposit withdrawal requirements. These borrowings totaled $127.3 million and $97.3 million at December 31, 2013 and December 31, 2012, respectively. The increase from 2012 primarily reflects increased repurchase balances from local customers who shifted money into these accounts when the FDIC ended its unlimited guarantee of non-interest bearing balances at the end of 2012. In addition, the Company secured a loan with a remaining balance of $6.9 million at year end 2013 as part of its repurchase of the $27 million in CPP preferred stock. The loan carries an interest rate of 90-day LIBOR + 4.0% (4.24% at year end), matures November 19, 2018, and requires monthly principal payments of $59,000 plus accrued interest.

As part of the Company’s funds management and liquidity plan, the Bank has arranged to have short-term and long-term borrowing facilities available. The short-term and overnight facilities are federal funds purchasing lines as reciprocal arrangements to the federal funds selling agreements in place with various correspondent banks. At December 31, 2013, the Bank had overnight unsecured credit lines of $45.0 million available. For additional long and short-term funding needs, the Bank has credit available from the Federal Home Loan Bank of Seattle (“FHLB”), limited to a percentage of its total regulatory assets and subject to collateralization requirements and a blanket pledge agreement. It also has a “Borrower in Custody” line set up with the Federal Reserve Bank, subject to collateralization requirements.

At December 31, 2013, the Bank had a $4.0 million FHLB advance at 3.11% that matures in September 2014 and the ability to borrow an additional $125.9 million from the FHLB.
The Bank has the ability to borrow up to $25.0 million on a short term basis from the Federal Reserve Bank under the Borrower in Custody program, utilizing commercial loans as collateral. At December 31, 2013, the Bank had no borrowings outstanding under this line.
Securities sold under agreements to repurchase, which are classified as other secured borrowings, generally are short-term agreements. These agreements are treated as financing transactions and the obligations to repurchase securities sold are reflected as a liability in the consolidated financial statements. The dollar amount of securities underlying the agreements remains in the applicable asset account. All of the Company's current repurchase agreements are with municipal customers in its local markets and mature on a daily basis. These agreements had a weighted average interest rate of 0.16% and 0.32% at December 31, 2013 and 2012, respectively. The average balances of securities sold subject to repurchase agreements were $73.6 million and $63.4 million during the years ended December 31, 2013 and 2012, respectively. The maximum amount outstanding at any month end during these same periods was $99.9 million and $77.5 million, respectively. At December 31, 2013 and 2012, the Company pledged as collateral certain investment securities with aggregate amortized costs of $102.1 million and $76.5 million, respectively. These investment securities had market values of $102.2 million and $76.9 million, at December 31, 2013 and 2012, respectively.
In January 2003 the, Company issued $8.0 million of Trust Preferred securities through its subsidiary, Intermountain Statutory Trust I. Approximately $7.0 million was subsequently transferred to the capital account of Panhandle State Bank for capitalizing the Ontario branch acquisition. The debt associated with these securities bears interest on a variable basis tied to the 90-day LIBOR index plus 3.25% with interest payable quarterly. The debt was callable by the Company in March 2008, continues to be callable, and matures in March 2033.
In March 2004, the Company issued $8.0 million of additional Trust Preferred securities through a second subsidiary, Intermountain Statutory Trust II. This debt was callable by the Company starting in April 2009, bears interest on a variable basis tied to the 90-day LIBOR index plus 2.8%, and matures in April 2034. In July of 2008, the Company entered into a cash flow swap transaction with Pacific Coast Bankers Bank, by which the Company effectively paid a fixed rate on these securities of 7.38% until maturity in October 2013. Funds received from this borrowing were used to support planned expansion activities during 2004, including the Snake River Bancorp acquisition.

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

The current highly unusual market and rate conditions have heightened interest rate risk for the Company and most other financial institutions. Continued very low market rates, keen competition for quality borrowers, and high demand for fixed income securities is negatively impacting net interest income and could continue to do so for a relatively long period of time. In addition, market values on the Company's available-for-sale securities portfolio are susceptible to potentially large negative impacts in the future should market rates increase, as they did in the second and fourth quarters of 2013.

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

Additionally, the extent to which borrowers prepay loans is affected by prevailing interest rates. When interest rates increase, borrowers are less likely to prepay loans. When interest rates decrease, borrowers are generally more likely to prepay loans. Prepayment speeds have been unusually high over the past few years and particularly in 2012 and early 2013, as borrowers refinanced into lower rates, paid down debt to improve their financial position, or liquidated assets as part of problem loan work-out strategies. Prepayments may affect the levels of loans retained in an institution’s portfolio, as well as its net interest income. Prepayments on loans and mortgage-backed securities are likely to slow from the rapid pace of the past couple years as market rates increased about one percent in 2013.

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

Intermountain maintains an asset and liability management program intended to manage net interest income through interest rate cycles and to protect its income by controlling its exposure to changing interest rates. As part of this program, Intermountain uses a simulation model designed to measure the sensitivity of net interest income and net income to changes in interest rates. This simulation model is designed to enable Intermountain to generate a forecast of net interest income and net income given various interest rate forecasts and alternative strategies. The model is also designed to measure the anticipated impact that prepayment risk, basis risk, customer maturity preferences, volumes of new business and changes in the relationship between long-term and short-term interest rates have on the performance of the Company. The following table represents the estimated sensitivity of the Company’s net interest income as of December 31, 2013 and 2012 compared to the established policy limits:

	2013		2012
12 Month Cumulative% effect on NII	Policy Limit %	12/31/2013	Policy Limit %	12/31/2012
+100bp	+5.0 to -3.0%	0.60%	+3.0 to -3.0%	(0.43)%
+300bp	+10.0 to -8.0%	3.54%	+8.0 to -8.0%	2.85%
−100bp	+5.0 to -3.0%	(4.50)%	+3.0 to -3.0%	(3.25)%
–300bp	+10.0 to -8.0%	N/A	+8.0 to -8.0%	N/A

24 Month Cumulative% effect on NII	Policy Limit %	12/31/2013	Policy Limit %	12/31/2012
+100bp	+8.0% to -6.0%	1.95%	+8.0 to -6.0%	1.17%
+300bp	+20.0% to -15.0%	5.39%	+20.0% to -15.0%	6.13%
−100bp	+8.0% to -6.0%	(7.13)%	+8.0 to -6.0%	(6.22)%
–300bp	+20.0% to -15.0%	N/A	+20.0% to -15.0%	N/A

The results of modeling indicate that the estimated impact of changing rates on net interest income in a 100 and 300 basis point upward adjustment are within the guidelines established by management. The estimated impact of changing rates on net interest income in a 100 basis point downward adjustment in market interest rates is just outside of the Company's guidelines over both a 12-month and 24-month period. A 300 basis point decrease in rates is not considered feasible at this time. The impacts of changing rates on the Company's modeled economic value of equity ("EVE") are within the Company's guidelines for both rising and falling rates. The Company has chosen not to take action to resolve the falling rate guideline exceptions, because of the current low level of market rates and the negative impact actions it could take would have on its exposure to rising rates.

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
The combined impact of liability and other asset changes resulted in an overall decrease of $14.1 million in the Company’s unrestricted cash position from December 31, 2012 to December 31, 2013.
Deposits decreased to $706.1 million at December 31, 2013 from $748.9 million at December 31, 2012, as decreases in non-interest bearing demand, savings and CD balances offset increases in interest-bearing demand and money market balances. The decrease from last December reflects additional planned reductions in higher-cost brokered and retail CDs, the release of savings balances from the termination of a contract to maintain savings balances securing credit cards held by another company, and tax and operating payments made by clients. The Company also repurchased $27 million in CPP preferred stock in 2013.
Partially offsetting these cash reductions, repurchase agreements increased by $23.2 million and investments available-for-sale decreased $15.1 million. The increase in repurchase agreements reflected the movement of funds by local municipal customers from non-interest bearing demand deposits into repurchase accounts as a result of the termination of the FDIC's unlimited guarantee on non-interest bearing deposits at December 31, 2012. The decrease in investments available-for-sale of $15.1 million resulted from sales made to fund the preferred stock repurchase.
During the year ended December 31, 2013, cash provided by investing activities consisted primarily of sales of investment securities and principal payments on mortgage-back securities, which more than offset purchases of available-for-sale and held-to maturity investment securities. During the same period, cash used by financing activities consisted primarily of decreases in checking, savings and CD deposit balances and the preferred stock repurchase, offset by increases in repurchase agreements.
Securities sold subject to repurchase agreements totaled $99.9 million at December 31, 2013. These borrowings are required to be collateralized by investments with a market value exceeding the face value of the borrowings. Under certain circumstances, Intermountain could be required to pledge additional securities or reduce the borrowings.
Intermountain’s credit line with FHLB Seattle provides for borrowings up to a percentage of its total assets subject to general collateralization requirements. At December 31, 2013, the Company’s FHLB Seattle credit line represented a total borrowing capacity of approximately $130.8 million, of which $4.9 million was being utilized. Additional collateralized funding availability at the Federal Reserve totaled $25.0 million. Both of these collateral secured lines could be expanded more with the placement of additional collateral. Overnight-unsecured borrowing lines have been established at US Bank, Wells Fargo Bank, and Pacific Coast Bankers Bank (“PCBB”). At December 31, 2013, the Company had approximately $45.0 million of overnight funding available from its unsecured correspondent banking sources.
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

Capital Resources

Intermountain’s total stockholders’ equity was $94.0 million at December 31, 2013, compared with $114.4 million at December 31, 2012, as the repurchase of $27.0 million in CPP preferred stock and the negative impact of higher market rates on the value of the Company's investment portfolio offset improved earnings. Stockholders’ equity and tangible stockholders' equity were 10.01% of total assets at December 31, 2013 and 11.8% at December 31, 2012, respectively. Tangible common equity as a percentage of tangible assets was 10.0% at December 31, 2013 and 9.0% for December 31, 2012.

At December 31, 2013, Intermountain had unrealized losses of $1.2 million, net of related income taxes, on investments classified as available-for-sale, as compared to unrealized gains of $3.5 million, net of related income taxes, on investments classified as available-for-sale at December 31, 2012. The change from an unrealized gain on investments to an unrealized loss during this time period reflected the negative impact of an approximately one percent increase in market interest rates on the value of the Company's securities portfolio.

During 2012, the Company conducted two separate successful capital raises, issuing a mix of voting and non-voting stock and warrants. See Note 12 in the Notes to Consolidated Financial Statements for additional information on these raises. The Company has used the $50.3 million net proceeds after expenses from both offerings to strengthen its balance sheet, reinvest in its communities and for other general corporate purposes, including the redemption of the Series A Preferred Stock held by the U.S. Treasury as part of the TARP Capital Purchase Program.

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

The Series A Preferred Stock qualified as Tier 1 capital and provided for cumulative dividends at a rate of 5% per year, for the first five years, and 9% per year thereafter. As noted above, this Preferred Stock was redeemed in November, 2013, but the warrants remain outstanding.

The Company executed a 10-for-1 reverse stock split, effective October 5, 2012, which reduced the number of voting and non-voting common shares outstanding and shares that would be issued if the outstanding warrants are exercised.

Intermountain issued and has outstanding $16.5 million of Trust Preferred Securities. The indenture governing the Trust Preferred Securities limits the ability of Intermountain under certain circumstances to pay dividends or to make other capital distributions. The Trust Preferred Securities are treated as debt of Intermountain. These Trust Preferred Securities can be called for redemption by the Company at 100% of the aggregate principal plus accrued and unpaid interest. See Note 8 of “Notes to Consolidated Financial Statements.”

Intermountain and the Bank are required by applicable regulations to maintain certain minimum capital levels and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier I capital to average assets. Intermountain and the Bank plan to maintain their capital resources and regulatory capital ratios through the retention of earnings and the management of the level and mix of assets. At December 31, 2013, Intermountain exceeded the minimum published regulatory capital requirements to be considered “well-capitalized” pursuant to Federal Financial Institutions Examination Council “FFIEC” regulations. The Company has also evaluated its projected capital position in relation to new higher capital standards issued by federal regulators in 2013, but effective over a phased time period from 2015 through 2020. Based on its initial evaluation, the Company would continue to meet the new higher requirements to be considered "well capitalized" after full phase-in. As with other future estimates, the Company cannot guarantee these future results.

	Actual		Capital Requirements		Published Well-Capitalized Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2013
Total capital (to risk-weighted assets):
The Company	$98,462	16.92%	$46,543	8%	$58,179	10%
Panhandle State Bank	98,807	16.95%	46,627	8%	58,284	10%
Tier I capital (to risk-weighted assets):
The Company	91,184	15.67%	23,272	4%	34,907	6%
Panhandle State Bank	91,516	15.70%	23,314	4%	34,970	6%
Tier I capital (to average assets):
The Company	91,184	10.06%	36,259	4%	45,323	5%
Panhandle State Bank	91,516	10.06%	36,371	4%	45,464	5%
As of December 31, 2012
Total capital (to risk-weighted assets):
The Company	124,058	20.51%	48,399	8%	60,499	10%
Panhandle State Bank	115,418	19.07%	48,409	8%	60,511	10%
Tier I capital (to risk-weighted assets):
The Company	116,491	19.26%	24,200	4%	36,299	6%
Panhandle State Bank	107,849	17.82%	24,204	4%	36,307	6%
Tier I capital (to average assets):
The Company	116,491	12.54%	37,160	4%	46,451	5%
Panhandle State Bank	107,849	11.60%	37,197	4%	46,497	5%

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
Inflation
Substantially all of the assets and liabilities of the Company are monetary. Therefore, inflation has a less significant impact on the Company than does the fluctuation in market interest rates. Inflation can lead to accelerated growth in non-interest expenses and may be a contributor to interest rate changes, both of which may impact net earnings. Inflation, as measured by the Consumer Price Index, has been generally benign since 2008 as relatively weak global economic conditions have reduced pricing pressure on both goods and services. Inflation may increase at higher rates in future years, as global demand recovers and the large U.S. budget and trade deficits may eventually weaken the dollar. The effects of inflation have not had a material direct impact on the Company over the past several years.
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
Management believes the allowance for loan losses was adequate at December 31, 2013. While management uses available information to provide for loan losses, the ultimate collectability of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions and other relevant factors. A further slowdown in economic activity could adversely affect cash flows for both commercial and individual borrowers, as a result of which the Company could experience increases in nonperforming assets, delinquencies and losses on loans. The allowance requires considerable judgment on the part of management, and material changes in the allowance can have a significant impact on the Company's financial position and results of operations.
Fair Value Measurements.  ASC 820 “Fair Value Measurements” establishes a standard framework for measuring fair value in GAAP, clarifies the definition of “fair value” within that framework, and expands disclosures about the use of fair value measurements. A number of valuation techniques are used to determine the fair value of assets and liabilities in Intermountain’s financial statements. These include quoted market prices for securities, interest rate swap valuations based upon the modeling of termination values adjusted for credit spreads with counterparties, and appraisals of real estate from independent licensed appraisers, among other valuation techniques. Fair value measurements for assets and liabilities where there exists limited or no observable market data are based primarily upon estimates, and are often calculated based on the economic and competitive environment, the characteristics of the asset or liability and other factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. Additionally, there are inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values. Significant changes in the aggregate fair value of assets and liabilities required to be measured at fair value or for impairment will be recognized in the income statement under the framework established by GAAP. If impairment is determined, it could limit the ability of Intermountain’s banking subsidiaries to pay dividends or make other payments to the Holding Company. See Note 17 to the Consolidated Financial Statements for more information on fair value measurements.
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
At December 31, 2013, Intermountain assessed whether it was more likely than not that it would realize the benefits of its deferred tax asset. It determined that the positive evidence associated with a three-year cumulative positive income, improving national and regional economic conditions, significantly reduced credit and other balance sheet risk, and improving Company performance offset the negative evidence of losses in 2009 and 2010. The Company analyzes the deferred tax asset on a quarterly basis and may establish a new allowance at some future time depending on actual results and estimates of future profitability.
The valuation allowance analysis also considered the impact of Internal Revenue Code Section 382 limitations on the amount of tax benefit from net operating loss carryforwards that the Company can utilize annually, because of the level of investment by several of the larger investors in the Company's 2012 capital raise. These limitations impact the amount and timing of the tax benefit that can be recognized annually. Based on its analysis, the Company believes that it will be able to recapture all of its tax benefit from the net operating loss carryforward position in the 20-year carryforward period, even given the Section 382 limitations. As with other future estimates, the Company cannot guarantee these future results, however. See the "Income Tax Provision" section above for additional information.
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
As a smaller reporting company, the Company is not required to provide the information called for by this Item 7A.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The required information is contained on pages F-1 through F-46 of this Form 10-K.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There have been no changes in or disagreements with Intermountain’s independent accountants on accounting and financial statement disclosures.

Item 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The effectiveness of Intermountain’s internal control over financial reporting as of December 31, 2013 has been attested to by BDO USA, LLP, the independent registered public accounting firm that audited the financial statements included in Intermountain’s Annual Report on Form 10-K, as stated in their report which is included herein.

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
(b) Changes in Internal Control over Financial Reporting: In the three months ended December 31, 2013, there were no changes in Intermountain’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, Intermountain’s internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Intermountain’s management, including the principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of Intermountain’s management, Intermountain conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework described in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on management’s evaluation under the COSO Framework, Intermountain’s management has concluded that Intermountain’s internal control over financial reporting was effective as of December 31, 2013.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Intermountain Community Bancorp
Sandpoint, Idaho
We have audited Intermountain Community Bancorp’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Intermountain Community Bancorp’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Intermountain Community Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Intermountain Community Bancorp as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended and our report dated February 28, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Spokane, Washington
February 28, 2014

Item 9B. OTHER INFORMATION
Not applicable.
PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

In response to this Item, the information set forth in Intermountain's Proxy Statement dated March 12, 2014 (“2014 Proxy Statement”) under the headings “Information with Respect to Nominees and Other Directors,” “Meetings and Committees of the Board of Directors,” “Executive Compensation,” and “Security Ownership of Certain Beneficial Owners and Management” and “Compliance with Section 16(a) Filing Requirements” are incorporated herein by reference.

Information concerning Intermountain's Audit Committee financial expert is set forth under the caption “Meetings and Committees of the Board of Directors” in Intermountain's 2014 Proxy Statement and is incorporated herein by reference.

Intermountain has adopted a Code of Ethics that applies to all Intermountain employees and directors, including Intermountain's senior financial officers. The Code of Ethics is publicly available on Intermountain's website at http://www.Intermountainbank.com, and is included as Exhibit 14 to this report.

Item 11.	EXECUTIVE COMPENSATION

In response to this Item, the information set forth in the 2014 Proxy Statement under the heading “Directors Compensation” and “Executive Compensation” is incorporated herein.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

In response to this Item, the information set forth in Intermountain's 2014 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In response to this Item, the information set forth in Intermountain's 2014 Proxy Statement under the heading “Certain Relationships and Related Transactions” is incorporated herein.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

In response to this Item, the information set forth in Intermountain's 2014 Proxy Statement under the headings “Ratification of Appointment of Independent Auditors” and “Independent Registered Public Accounting Firm” is incorporated herein.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Audited Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets at December 31, 2013 and 2012

•	Consolidated Statements of Income for the years ended December 31, 2013 and 2012

•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2013 and 2012

•	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2013 and 2012

•	Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012

•	Summary of Significant Accounting Policies

•	Notes to Consolidated Financial Statements
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

February 28, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Curt Hecker	President and Chief Executive Officer,	February 28, 2014
Curt Hecker	Director, (Principal Executive Officer)

/s/ Douglas Wright	Executive Vice President and Chief	February 28, 2014
Douglas Wright	Financial Officer (Principal Financial
and Principal Accounting Officer)

/s/ Ford Elsaesser	Chairman of the Board, Director	February 28, 2014
Ford Elsaesser

/s/ James T. Diehl	Director	February 28, 2014
James T. Diehl

/s/ John B. Parker	Director	February 28, 2014
John B. Parker

/s/ Ronald L. Jones	Director	February 28, 2014
Ronald L. Jones

/s/ Russell John Kubiak Jr.	Director	February 28, 2014
Russell John Kubiak Jr.

/s/ Maggie Y. Lyons	Director	February 28, 2014
Maggie Y. Lyons

/s/ Jim Patrick	Director	February 28, 2014
Jim Patrick

/s/ John T. Pietrzak	Director	February 28, 2014
John T. Pietrzak

/s/ Michael J. Romine	Director	February 28, 2014
Michael J. Romine

/s/ John L. Welborn Jr.	Director	February 28, 2014
John L. Welborn Jr.

Exhibits

Exhibit No.	Exhibit
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended and Restated Bylaws (2)
4.1	Form of Stock Certificate (3)
4.2	Certificate of Designations with respect to Fixed Rate Cumulative Perpetual Preferred Stock, Series A (included as part of Exhibit 3.1)
4.3	Warrant to Purchase Common Stock of the Company dated December 19, 2008 (4)
4.4	Form of Warrant to Purchase Non-Voting Common Stock of the Company dated January 23, 2012(5)
4.5	Certificate of Designations with respect to Mandatorily Convertible Cumulative Participating Preferred Stock, Series B (included as part of Exhibit 3.1)
10.1*	Second Amended and Restated 1999 Employee Stock Option and Restricted Stock Plan (3)
10.2*	Amended and Restated Director Stock Option Plan (6)
10.3*	Form of Director Restricted Stock Award Agreement (7)
10.4*	Form of Stock Purchase Bonus Agreement (7)
10.5*	2012 Stock Option and Equity Compensation Plan (8)
10.6*	Form of Restricted Stock Agreement (8)
10.7 *	Form of Long-Term Restricted Stock Agreement (8)
10.8*	Form of Stock Option Agreement (8)
10.9*	Form of Restricted Stock Units Agreement (8)
10.10*	Form of Stock Appreciation Rights Agreement (8)
10.11*+	Employment Agreement with Curt Hecker dated January 1, 2014
10.12*	Amended and Restated Salary Continuation and Split Dollar Agreement for Curt Hecker dated January 1, 2008 (7)
10.13*+	Employment Agreement with Douglas Wright dated January 1, 2014
10.14*+	Executive Severance Agreement with Pam Rasmussen dated January 1, 2014
10.15*+	Form of Retention Bonus Agreement dated December 31, 2013
10.16+	Letter Agreement between the Company and the United States Department of the Treasury dated November 20, 2014 relating to the repurchase of shares under the TARP, Capital Purchase Program
10.17+	Loan Agreement with NexBank SSB dated November 19, 2013
10.18+	Promissory Note with NexBank SSB dated November 19, 2013
10.19+	Pledge and Security Agreement dated as of November 19, 2013
10.20	Lease Agreement dated as of August 28, 2009 by and between Sandpoint Center, LLC and Sandpoint Center II, LLC, as landlord, and Panhandle State Bank, as tenant (9)
14	Code of Ethics (10)
21+	Subsidiaries of the Registrant
23+	Consent of BDO USA, LLP
31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
99.1+	Chief Executive Officer TARP Certification
99.2+	Chief Financial Officer TARP Certification
101+
The following audited financial information from the Company's Annual Report on Form 10-K for the year ended December 31, 2013 is formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Cash Flows, (iv) the Consolidated Statements of Comprehensive Income, and (v) the Notes to Consolidated Financial Statements, tagged as block of text

___________________

* Executive Contract, Compensatory Plan or Arrangement
+ Filed Herewith
(1) Incorporated by reference to the Exhibit 3.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013
(2) Incorporated by reference to the Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed September 8, 2004
(3) Incorporated by reference to Exhibits 4.1 and 10.1 of the Registrant's Form 10, as amended on July 1, 2004
(4) Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed December 19, 2008
(5) Incorporated by reference to Exhibits 4.2 of the Registrant's Current Report on Form 8-K filed January 23, 2012
(6) Incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005
(7) Incorporated by reference to Exhibits 10-6, 10.7 and 10.9 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2007
(8) Incorporated by reference to Exhibits 99.1 - 99.6 of the Registrant’s Registration Statement on Form S-8 (No. 333-190124)
(9) Incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009
(10) Incorporated by reference to Exhibit 14 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2006

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Intermountain Community Bancorp
Sandpoint, Idaho
We have audited the accompanying consolidated balance sheets of Intermountain Community Bancorp as of December 31, 2013 and 2012 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intermountain Community Bancorp at December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Intermountain Community Bancorp’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 28, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Spokane, Washington
February 28, 2014

Intermountain Community Bancorp
Consolidated Balance Sheets

	December 31, 2013	December 31, 2012
	(Dollars in thousands)
ASSETS
Cash and cash equivalents:
Interest-bearing	$44,946	$53,403
Non interest-bearing and vault	7,851	13,536
Total cash and cash equivalents	52,797	66,939
Restricted cash	12,333	13,146
Available-for-sale securities, at fair value	251,638	280,169
Held-to-maturity securities, at amortized cost	28,286	14,826
Federal Home Loan Bank (“FHLB”) of Seattle stock, at cost	2,187	2,269
Loans held for sale	614	1,684
Loans receivable, net	514,834	520,768
Accrued interest receivable	4,170	4,320
Office properties and equipment, net	35,036	35,453
Bank-owned life insurance ("BOLI")	9,797	9,472
Other real estate owned (“OREO”)	3,684	4,951
Prepaid expenses and other assets	24,272	18,142
Total assets	$939,648	$972,139
LIABILITIES
Deposits:
Interest bearing deposits	$470,257	$493,955
Noninterest bearing deposits	235,793	254,979
Total deposits	706,050	748,934
Securities sold subject to repurchase agreements	99,888	76,738
Advances from Federal Home Loan Bank	4,000	4,000
Unexercised stock warrant liability	942	828
Cashier checks issued and payable	3,620	2,024
Accrued interest payable	219	1,185
Other borrowings	23,410	16,527
Accrued expenses and other liabilities	7,507	7,469
Total liabilities	845,636	857,705
STOCKHOLDERS’ EQUITY
Common stock 30,000,000 authorized; 2,701,214 and 2,603,674 shares issued and 2,651,214 and 2,603,131 shares outstanding as of December 31, 2013 and December 31, 2012, respectively	97,087	96,368
Common stock - non-voting 10,000,000 shares authorized; 3,839,688 and 3,839,688 shares issued and outstanding as of December 31, 2013 and December 31, 2012, respectively	31,941	31,941
Preferred stock 1,000,000 shares authorized; 0 shares and 27,000 shares of Series A issued and outstanding as of December 31, 2013 and December 31, 2012, respectively; liquidation preference $1,000 per share	—	26,527
Accumulated other comprehensive income (loss), net of tax	(1,182)	3,529
Accumulated deficit	(33,834)	(43,931)
Total stockholders’ equity	94,012	114,434
Total liabilities and stockholders’ equity	$939,648	$972,139
The accompanying summary of significant accounting policies and notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp
Consolidated Statements of Income

	Years ended December 31,
	2013	2012
	(Dollars in thousands, except per share amounts)
Interest income:
Loans	$26,973	$28,172
Investments	6,358	7,704
Total interest income	33,331	35,876
Interest expense:
Deposits	1,984	3,002
Other borrowings	1,614	2,081
Total interest expense	3,598	5,083
Net interest income	29,733	30,793
Provision for losses on loans	(559)	(4,306)
Net interest income after provision for losses on loans	29,174	26,487
Other income:
Fees and service charges	4,866	4,732
Commissions & fees from trust & investment advisory services	2,344	1,568
Loan related fee income	2,312	2,987
Net gain on sale of securities	301	794
Net gain on sale of other assets	1	19
Other-than-temporary impairment (“OTTI”) losses on investments	(63)	(357)
Bank-owned life insurance	324	345
Fair value adjustment on cash flow hedge	326	(326)
Unexercised warrant liability fair value adjustment	(114)	180
Other income	265	775
Total other income	10,562	10,717
Operating expenses:
Salaries and employee benefits	17,619	16,291
Occupancy	4,640	4,911
Technology	3,718	3,583
Advertising	650	633
Fees and service charges	359	597
Printing, postage and supplies	727	987
Legal and accounting	1,709	1,796
FDIC assessment	627	1,024
OREO operations	825	653
Other expenses	3,209	2,958
Total operating expenses	34,083	33,433
Income before income taxes	5,653	3,771
Income tax benefit	6,118	8
Net income	11,771	3,779
Preferred stock dividend	1,673	1,891
Net income applicable to common stockholders	$10,098	$1,888
Earnings per share — basic	$1.57	$0.33
Earnings per share — diluted	$1.55	$0.32
Weighted average common shares outstanding — basic	6,444,556	5,806,958
Weighted average common shares outstanding — diluted	6,494,089	5,825,283
The accompanying summary of significant accounting policies and notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp
Consolidated Statements of Comprehensive Income

	December 31,
	2013	2012
	(Dollars in thousands)
Net income	$11,771	$3,779
Other comprehensive income (loss):
Change in unrealized gains on investments, and mortgage backed securities (“MBS”) available for sale, excluding non-credit loss on impairment of securities	(7,561)	1,815
Realized net gains reclassified from other comprehensive income	(301)	(794)
Non-credit loss on impairment on available-for-sale debt securities	63	350
Less deferred income tax benefit (provision) on securities	3,088	(543)
Change in fair value of qualifying cash flow hedge, net of tax	—	330
Net other comprehensive income (loss)	(4,711)	1,158
Comprehensive income	$7,060	$4,937

The accompanying summary of significant accounting policies and notes are an integral part of the consolidated financial statements.

INTERMOUNTAIN COMMUNITY BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2013 and 2012

							Accumulated Other Comprehensive Income(Loss)	Accumulated Deficit	Total Stock-holders' Equity
	Preferred Stock		Common Stock (1)		Common Stock-Non Voting (1)
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollars in thousands)
Balance, December 31, 2011	27,000	$26,149	842,721	$78,916	—	$—	$2,370	$(45,819)	$61,616
Net income	—	—	—	—	—		—	3,779	3,779
Issuance of common shares, net of expenses	—	—	1,760,316	17,401	344,719	3,206	—	—	20,607
Issuance of Series B preferred stock, net of expenses	69,899	28,735	—	—		—	—	—	28,735
Issuance from Series B preferred stock conversion into common stock-non voting	(69,899)	(28,735)	—	—	3,494,965	28,735	—	—	—
Stock based compensation	—	—	—	122	—	—	—	—	122
Restricted stock cancellation	—	—	(224)	—	—	—	—	—	—
Accretion of preferred stock discount	—	378	—	—	—	—	—	(378)	—
Preferred stock dividends	—	—	—	—	—	—	—	(1,350)	(1,350)
Interest on deferred preferred stock dividends	—	—	—	—	—	—	—	(163)	(163)
Net unrealized gain on investments, excluding non-credit loss on impairment of securities	—	—	—	—	—	—	617	—	617
Non-credit portion of other-than-temporary impairment on available-for-sale debt securities	—	—	—	—	—	—	212	—	212
Net unrealized adjustment on hedging activities	—	—	—	—	—	—	330	—	330
Other	—		861	(71)	4	—	—		(71)
Balance, December 31, 2012	27,000	$26,527	2,603,674	$96,368	3,839,688	$31,941	$3,529	$(43,931)	$114,434

(1)	All share numbers have been adjusted to reflect the impact of a 10-for-1 reverse stock split, effective, October 5, 2012. See Note 12, "Stockholders' Equity" for additional information.

The accompanying summary of significant accounting policies and notes are an integral part of the consolidated financial statements.

INTERMOUNTAIN COMMUNITY BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2013 and 2012

							Accumulated Other Comprehensive Income(Loss)	Accumulated Deficit	Total Stock-holders' Equity
	Preferred Stock		Common Stock		Common Stock-Non Voting
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollars in thousands)
Balance, December 31, 2012	27,000	$26,527	2,603,674	$96,368	3,839,688	$31,941	$3,529	$(43,931)	$114,434
Net income	—	—	—	—	—		—	11,771	11,771
Redemption of preferred stock shares	(27,000)	(27,000)	—	—	—	—	—	—	(27,000)
Stock based compensation, net of vesting and shares withheld	—	—	100,000	741	—	—	—	—	741
Accretion of preferred stock discount	—	473	—	—	—	—	—	(473)	—
Preferred stock dividends	—	—	—	—	—	—	—	(1,200)	(1,200)
Net unrealized loss on investments, excluding non-credit loss on impairment of securities	—	—	—	—	—	—	(4,711)	—	(4,711)
Other	—		(2,460)	(22)	—	—	—	(1)	(23)
Balance, December 31, 2013	—	$—	2,701,214	$97,087	3,839,688	$31,941	$(1,182)	$(33,834)	$94,012

The accompanying summary of significant accounting policies and notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp
Consolidated Statements of Cash Flows

	Years ended December 31,
	2013	2012
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$11,771	$3,779
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,347	2,609
Stock-based compensation expense	778	122
Net amortization of premiums on securities	6,068	5,898
Provisions for losses on loans	559	4,306
Income tax benefit	(6,118)	—
Amortization of core deposit intangibles	52	117
Gain on sale of loans, investments, property and equipment	(1,694)	(2,634)
Impact of hedge dedesignation and current fair value adjustment	(328)	239
OTTI credit loss on available-for-sale investments	63	357
OREO valuation adjustments	508	172
Accretion of deferred gain on sale of branch property	(15)	(15)
Net accretion of loan and deposit discounts and premiums	(5)	(14)
Increase in cash surrender value of bank-owned life insurance	(325)	(345)
Change in value of stock warrants	114	(180)
Change in:
Accrued interest receivable	150	(220)
Prepaid expenses and other assets	3,001	2,395
Accrued interest payable and other liabilities	180	(299)
Accrued expenses and other cashiers checks	1,596	1,543
Proceeds from sale of loans originated for sale	57,817	81,998
Loans originated for sale	(55,339)	(76,287)
Net cash provided by operating activities	21,180	23,541
Cash flows from investing activities:
Proceeds from redemption of FHLB Stock	82	41
Purchases of available-for-sale securities	(118,558)	(143,526)
Proceeds from sales, calls or maturities of available-for-sale securities	67,406	8,942
Principal payments on mortgage-backed securities	57,890	69,271
Purchases of held to maturity securities	(5,869)	—
Proceeds from sales, calls or maturities of held-to-maturity securities	574	1,411
Origination of loans, net of principal payments	4,967	(24,674)
Purchase of office properties and equipment	(1,962)	(386)
Proceeds from sale of office properties and equipment	17	17
Proceeds from sale of other real estate owned	1,172	3,391
Net change in restricted cash	813	(10,478)
Net cash provided by (used in) investing activities	6,532	(95,991)
Cash flows from financing activities:
Proceeds from issuance of series B preferred stock, gross	—	32,460
Proceeds from issuance of common stock, gross	—	22,532
Proceeds from issuance of warrant, gross	—	1,007
Capital issuance costs	—	(5,651)
Net change in demand, money market and savings deposits	(21,875)	71,264
Net change in certificates of deposit	(21,775)	(51,703)
Net change in repurchase agreements	23,150	(8,366)
Proceeds from new borrowings	7,000	—
Payments on borrowings	(117)	—
Retirement of treasury stock	(37)	—
Payment of preferred stock dividends	(1,200)	(4,354)
Redemption of preferred stock	(27,000)	—
Payments on FHLB Advances	—	(25,000)
Net cash provided by (used in) financing activities	(41,854)	32,189
Net change in cash and cash equivalents	(14,142)	(40,261)
Cash and cash equivalents, beginning of period	66,939	107,200
Cash and cash equivalents, end of period	$52,797	$66,939
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4,564	$5,877
Income taxes, net of tax refunds received	$—	$(8)
Noncash investing and financing activities:
Loans converted to other real estate owned	$413	$1,864
Transfer from securities available-for sale to held-to maturity	$8,234	$—

The accompanying summary of significant accounting policies and notes are an integral part of the consolidated financial statements.

INTERMOUNTAIN COMMUNITY BANCORP
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
Intermountain Community Bancorp (“Intermountain” or “the Company”) is a bank holding company whose principal activity is the ownership and management of its wholly owned subsidiary, Panhandle State Bank (“the Bank”). The Bank is a state chartered commercial bank under the laws of the state of Idaho. At December 31, 2013, the Bank had eight branch offices in northern Idaho, five in southwestern Idaho, three in south central Idaho, two branches in eastern Washington and one branch in eastern Oregon operating under the names of Panhandle State Bank, Intermountain Community Bank and Magic Valley Bank.
Intermountain provides customized quality financial services and banking products to its customers through experienced, highly trained staff who are long-time residents of its local markets. With $940 million in total assets as of December 31, 2013, Intermountain originates loans and attracts deposits from the general public through 19 branches located in Washington, Oregon, and Idaho. In addition, Intermountain also markets trust and wealth management services and fixed income and equity products, mutual funds, fixed and variable annuities and other financial products through its Trust and Investment Services divisions.
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
Loans Receivable
Loans receivable that the Company has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balance less any unearned income, premiums or discounts and an associated allowance for losses on loans. Unearned income includes deferred loan origination fees reduced by loan origination costs.
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
A modified loan is considered a troubled debt restructure ("TDR") when two conditions are met: 1) the borrower is experiencing financial difficulty and 2) concessions are made by the Company that would not otherwise be considered for a borrower with similar credit characteristics. Modified terms are dependent upon the financial position and needs of the individual borrower, as the Company does not employ modification programs for temporary or trial periods. The most common types of modifications include interest rate adjustments, covenant modifications, forbearance and/or other concessions. If the modification agreement is violated, the loan is handled by the Company's Special Assets group for resolution, which may result in foreclosure or other asset disposition.
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
Management believes the allowance for loan losses was adequate at December 31, 2013. While management uses available information to provide for loan losses, the ultimate collectability of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions and other relevant factors. A further slowdown in economic activity could adversely affect cash flows for both commercial and individual borrowers, as a result of which the Company could experience increases in nonperforming assets, delinquencies and losses on loans.
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
Fair Value Measurements
A number of valuation techniques are used to determine the fair value of assets and liabilities in Intermountain’s financial statements. These include quoted market prices for securities, interest rate swap valuations based upon the modeling of termination values adjusted for credit spreads with counterparties, and appraisals of real estate from independent licensed appraisers, among other valuation techniques. Fair value measurements for assets and liabilities where there exists limited or no observable market data are based primarily upon estimates, and are often calculated based on the economic and competitive environment, the characteristics of the asset or liability and other factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. Additionally, there are inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values. Significant changes in the aggregate fair value of assets and liabilities required to be measured at fair value or for impairment will be recognized in the income statement under the framework established by GAAP. If impairment is determined, it could limit the ability of Intermountain’s banking subsidiary to pay dividends or make other payments to the Holding Company. See Note 17 to the Consolidated Financial Statements for more information on fair value measurements.
Derivative Financial Instruments and Hedging Activities
In various aspects of its business, the Company uses derivative financial instruments to modify its exposure to changes in interest rates and market prices for other financial instruments. More specifically, management uses derivative financial instruments to protect against the risk of interest rate movements on the value of certain assets and liabilities and on future cash flows. The instruments that have been used by the Company include interest rate swaps and cash flow hedges with indices that relate to the pricing of specific assets and liabilities.
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
The Company had one derivative financial instrument that was formerly designated as a hedge for financial accounting purposes. Intermountain’s hedge accounting policy requires the assessment of hedge effectiveness, identification of similar hedged item groupings, and measurement of changes in the fair value of hedged items. The hedge noted above no longer qualified for hedge accounting treatment in 2012, and as a result changes in the fair value of the hedged item were recognized in 2012 and 2013 earnings. This instrument matured and terminated in October, 2013. The Company still had two swaps outstanding with relatively small notional balances at December 31, 2013.
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
Equity Compensation Plans
The Company maintains equity compensation plans under which the Company has granted non-qualified and incentive stock options and restricted stock to employees and non-employee directors. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of options. In addition, option valuation models require the input of highly subjective assumptions, particularly for the expected term and stock price volatility. The fair value of each restricted share is based on the fair market value at the date of grant. The Company records compensation expense based on the fair value and amortized over the vesting period of the grant.
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

Reclassifications
Certain amounts in the 2012 financial statements have been reclassified to conform to the current year’s presentation. These reclassifications had no effect on total stockholders’ equity, net income or cash flows as previously reported.
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
In January 2014, the FASB issued ASU No. 2014-04, "Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon foreclosure." ASU 2014-04 clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. ASU 2014-04 is effective for fiscal years beginning after December 15, 2014, and is not expected to have a material impact on the Company's consolidated financial statements.

Intermountain Community Bancorp
Notes to Consolidated Financial Statements

1. Cash and Cash Equivalents:
The balances of the Company's cash and cash equivalents are as follows (in thousands):

	Years ended December 31,
	2013	2012
Unrestricted interest-bearing cash and cash equivalents	$44,946	$53,403
Unrestricted non interest-bearing and vault cash	7,851	13,536
Restricted non-interest bearing cash	12,333	13,146

In 2013 and 2012, unrestricted interest bearing cash was deposited at the Federal Reserve ("FRB") and Federal Home Loan Bank of Seattle ("FHLB"). Unrestricted non-interest bearing cash includes overnight cash deposited at several of the Company's correspondent banks and balances kept in the vaults of its various offices. Restricted non-interest bearing cash consisted of the following:

•	$1.6 million and $1.1 million in reserve balances to meet FRB reserve requirements, at December 31, 2013 and 2012, respectively;

•	$172,000 and $572,000 pledged to various correspondent banks to secure interest rate swap transactions and foreign currency exchange lines, at December 31, 2013 and 2012, respectively;

•
At both December 31, 2013 and 2012, $1.1 million held at the Company's subsidiary Bank to be used for future tenant improvements of the Sandpoint Center, as required by the agreement executed to sell the Sandpoint Center in 2009.

•
At both December 31, 2013 and 2012, $9.5 million held at the Company's subsidiary Bank as required by an intercompany agreement signed by the Company and the Bank as part of the Company's January 2012 capital raise, which represents a pledge of funds to the Bank to partially secure the loan made by the Bank to the third party who bought and subsequently leased the Sandpoint Center back to the Bank.

•	At December 31, 2012, $877,000 deposited in escrow for the payment of deferred interest on the Company's Trust II debenture.

2. Investments:
The amortized cost and fair values of investments are as follows (in thousands):

	Available-for-Sale
	Amortized Cost	Cumulative Non-Credit OTTI Losses Recognized in OCI	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value/ Carrying Value
December 31, 2013
Corporate bonds	$4,000	$—	$—	$(85)	$3,915
State and municipal securities	51,335	—	469	(1,765)	50,039
Mortgage-backed securities - Agency Pass Throughs	52,104	—	768	(499)	52,373
Mortgage-backed securities - Agency CMO's	114,704	—	849	(1,542)	114,011
SBA Pools	26,518	—	355	(46)	26,827
Mortgage-backed securities - Non Agency CMO's (investment grade)	2,025	—	—	(65)	1,960
Mortgage-backed securities - Non Agency CMO's (below investment grade)	2,654	—	31	(172)	2,513
	$253,340	$—	$2,472	$(4,174)	$251,638
December 31, 2012
State and municipal securities	$60,984	$—	$2,823	$(158)	$63,649
Mortgage-backed securities - Agency Pass Throughs	71,821	—	2,224	(652)	73,393
Mortgage-backed securities - Agency CMO's	110,683	—	2,209	(328)	112,564
SBA Pools	19,962	—	359	—	20,321
Mortgage-backed securities - Non Agency CMO's (below investment grade)	10,889	(1,661)	1,401	(387)	10,242
	$274,339	$(1,661)	$9,016	$(1,525)	$280,169
	Held-to-Maturity
	Carrying Value / Amortized Cost	Cumulative Non-Credit OTTI Losses Recognized in OCI	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2013
State and municipal securities	$28,286	$—	$857	$(119)	$29,024
December 31, 2012
State and municipal securities	$14,826	$—	$1,518	$—	$16,344
The following table summarizes the duration of Intermountain’s unrealized losses on available-for-sale and held-to-maturity securities as of the dates indicated (in thousands).

	Less Than 12 Months		12 Months or Longer		Total
December 31, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate Bonds	$3,915	$(85)	$—	$—	$3,915	$(85)
Mortgage-backed securities & CMO’s	69,297	(1,709)	20,657	(569)	89,954	(2,278)
SBA Pools	7,206	(46)	—	—	7,206	(46)
State and municipal securities	36,615	(1,760)	1,586	(124)	38,201	(1,884)
Total	$117,033	$(3,600)	$22,243	$(693)	$139,276	$(4,293)

	Less Than 12 Months		12 Months or Longer		Total
December 31, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities & CMO’s	$57,180	$(785)	$11,408	$(582)	$68,588	$(1,367)
State and municipal securities	12,019	(158)	—	—	12,019	(158)
Total	$69,199	$(943)	$11,408	$(582)	$80,607	$(1,525)
At December 31, 2013, the amortized cost and fair value of available-for-sale and held-to-maturity debt securities, by contractual maturity, are as follows (in thousands):

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$—	$—	$1,379	$1,409
After one year through five years	1,546	1,566	2,611	2,672
After five years through ten years	6,716	6,457	19,254	19,696
After ten years	47,073	45,930	5,042	5,247
Subtotal	55,335	53,953	28,286	29,024
Mortgage-backed securities	171,487	170,858	—	—
SBA Pools	26,518	26,827	—	—
Total Securities	$253,340	$251,638	$28,286	$29,024
Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
Intermountain’s investment portfolios are managed to provide and maintain liquidity; to maintain a balance of high quality, diversified investments to minimize risk; to offset other asset portfolio elements in managing interest rate risk; to provide collateral for pledging; and to maximize returns. At December 31, 2013, the Company does not intend to sell any of its available-for-sale securities that have a loss position and it is not likely that it will be required to sell the available-for-sale securities before the anticipated recovery of their remaining amortized cost or maturity date. The unrealized losses on residential mortgage-backed securities without other-than-temporary impairment (“OTTI”) were considered by management to be temporary in nature.
The following table presents the OTTI losses for the years ended December 31, 2013 and 2012:

	2013		2012
	Held To Maturity	Available For Sale	Held To Maturity	Available For Sale
Total other-than-temporary impairment losses	$—	$—	$—	$7
Portion of other-than-temporary impairment losses reclassified out of other comprehensive income (1)	—	63	—	350
Net impairment losses recognized in earnings (2)	$—	$63	$—	$357
_____________________________

(1)	Represents other-than-temporary impairment losses related to all other factors.

(2)	Represents other-than-temporary impairment losses related to credit losses.
The OTTI recognized on investment securities available for sale relates to two non-agency collateralized mortgage obligations. Both of these securities were sold in 2013. Each of these securities held various levels of credit subordination. These securities were valued by third-party pricing services using matrix or model pricing methodologies and were corroborated by broker indicative bids. We estimated the cash flows of the underlying collateral for each security considering credit, interest and prepayment risk models that incorporate management’s estimate of projected key assumptions including prepayment rates, collateral default rates and loss severity. Assumptions utilized varied from security to security, and were influenced by factors such as underlying loan interest rates, geographic location, borrower characteristics, vintage, and historical experience. We then used a third party to obtain information about the structure of each security, including subordination and other credit enhancements, in order to determine how the underlying collateral cash flows would be distributed to each security issued in the structure. These cash flows were then discounted at the interest rate equal to the yield anticipated at the time the security was purchased. We reviewed the actual collateral performance of these securities on a quarterly basis and updated the inputs as appropriate to determine the projected cash flows.

See Note 17 “Fair Value of Financial Instruments” for more information on the calculation of fair or carrying value for the investment securities.

3. Loans and Allowance for Loan Loss:
The components of loans receivable are as follows (in thousands):

	December 31, 2013
	Loans Receivable	%	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Commercial	$113,736	21.8%	$4,713	$109,023
Commercial real estate	181,207	34.7	3,128	178,079
Commercial construction	7,383	1.4	—	7,383
Land and land development loans	28,946	5.5	2,487	26,459
Agriculture	96,584	18.5	2,868	93,716
Multifamily	18,205	3.5	—	18,205
Residential real estate	59,172	11.3	3,157	56,015
Residential construction	2,531	0.5	—	2,531
Consumer	9,033	1.7	33	9,000
Municipal	5,964	1.1	—	5,964
Total loans receivable	522,761	100.0%	$16,386	$506,375
Allowance for loan losses	(7,687)
Deferred loan fees, net of direct origination costs	(240)
Loans receivable, net	$514,834
Weighted average interest rate	5.14%

	December 31, 2012
	Loans Receivable	%	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Commercial	$121,307	23.0%	$6,133	$115,174
Commercial real estate	186,844	35.4%	3,373	183,471
Commercial construction	3,832	0.7%	—	3,832
Land and land development loans	31,278	5.9%	2,023	29,255
Agriculture	85,967	16.3%	2,134	83,833
Multifamily	16,544	3.1%	—	16,544
Residential real estate	60,020	11.3%	2,362	57,658
Residential construction	940	0.2%	—	940
Consumer	9,626	1.8%	168	9,458
Municipal	12,267	2.3%	—	12,267
Total loans receivable	528,625	100.0%	$16,193	$512,432
Allowance for loan losses	(7,943)
Direct loan costs, net of deferred loan fees	86
Loans receivable, net	$520,768
Weighted average interest rate	5.28%

The components of the allowance for loan loss by types are as follows (in thousands):

	December 31, 2013
	Total Allowance	Individually Evaluated Allowance	Collectively Evaluated Allowance
Commercial	$1,819	$398	$1,421
Commercial real estate	2,455	332	2,123
Commercial construction	177	—	177
Land and land development loans	1,067	257	810
Agriculture	726	17	709
Multifamily	33	—	33
Residential real estate	1,192	495	697
Residential construction	56	—	56
Consumer	136	7	129
Municipal	26	—	26
Total	$7,687	$1,506	$6,181

	December 31, 2012
	Total Allowance	Individually Evaluated Allowance	Collectively Evaluated Allowance
Commercial	$2,156	$628	$1,528
Commercial real estate	2,762	267	2,495
Commercial construction	101	—	101
Land and land development loans	1,197	114	1,083
Agriculture	228	10	218
Multifamily	51	—	51
Residential real estate	1,144	458	686
Residential construction	24	—	24
Consumer	202	87	115
Municipal	78	—	78
Total	$7,943	$1,564	$6,379

A summary of current, past due and nonaccrual loans as of December 31, 2013 is as follows, (in thousands):

	Current	30-89 Days Past Due and Accruing	90 Days or More Past Due and Accruing	Nonaccrual	Total
Commercial	$111,353	$952	$—	$1,431	$113,736
Commercial real estate	181,028	12	—	167	181,207
Commercial construction	7,383	—	—	—	7,383
Land and land development loans	28,776	9	—	161	28,946
Agriculture	96,320	51	—	213	96,584
Multifamily	18,205	—	—	—	18,205
Residential real estate	58,238	241	—	693	59,172
Residential construction	2,531	—	—	—	2,531
Consumer	9,028	2	—	3	9,033
Municipal	5,964	—	—	—	5,964
Total	$518,826	$1,267	$—	$2,668	$522,761

A summary of current, past due and nonaccrual loans as of December 31, 2012 is as follows, (in thousands):

	Current	30-89 Days Past Due and Accruing	90 Days or More Past Due and Accruing	Nonaccrual	Total
Commercial	$117,096	$169	$—	$4,042	$121,307
Commercial real estate	185,128	—	—	1,716	186,844
Commercial construction	3,832	—	—	—	3,832
Land and land development loans	31,032	—	—	246	31,278
Agriculture	85,835	34	—	98	85,967
Multifamily	16,544	—	—	—	16,544
Residential real estate	59,158	439	—	423	60,020
Residential construction	940	—	—	—	940
Consumer	9,577	45	—	4	9,626
Municipal	12,267	—	—	—	12,267
Total	$521,409	$687	$—	$6,529	$528,625

The following table provides a summary of Troubled Debt Restructurings ("TDR") outstanding at period end by performing status, (in thousands).

	December 31, 2013			December 31, 2012
	Nonaccrual	Accrual	Total	Nonaccrual	Accrual	Total
Commercial	$249	$1,590	$1,839	$1,900	$277	$2,177
Commercial real estate	38	1,931	1,969	1,463	956	2,419
Land and land development loans	46	2,063	2,109	—	1,327	1,327
Agriculture	—	2,483	2,483	—	291	291
Residential real estate	498	1,140	1,638	—	417	417
Consumer	—	9	9	—	88	88
Total	$831	$9,216	$10,047	$3,363	$3,356	$6,719

The Company's loans that were modified in the twelve month period ended December 31, 2013 and 2012 and considered a TDR are as follows (dollars in thousands):

	Twelve Months Ended December 31, 2013			Twelve Months Ended December 31, 2012
	Number	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial	16	$1,616	$1,615	3	$1,938	$1,938
Commercial real estate	9	1,823	1,748	3	2,558	2,558
Land and land development loans	4	1,685	1,685	2	73	73
Agriculture	4	1,215	1,215	2	291	291
Residential real estate	4	919	862	1	170	170
Consumer	—	—	—	1	55	55
	37	$7,258	$7,125	12	$5,085	$5,085

The balances below provide information as to how the loans were modified as TDRs during the twelve months ended December 31, 2013 and 2012 (in thousands).

	Twelve Months Ended December 31, 2013		Twelve Months Ended December 31, 2012
	Adjusted Interest Rate Only	Other*	Adjusted Interest Rate Only	Other*
Commercial	$—	$1,615	$75	$1,863
Commercial real estate	48	1,700	214	2,344
Land and land development loans	1,386	299	73	—
Agriculture	851	364	291	—
Residential real estate	188	674	170	—
Consumer	—	—	55	—
	$2,473	$4,652	$878	$4,207
(*) Other includes term or principal concessions or a combination of concessions, including interest rates.

The Company had specific reserves of $713,000 and $763,000 on TDRs, as of December 31, 2013 and 2012, respectively. There were no TDRs in default on December 31, 2013 or December 31, 2012.
The allowance for loan losses and reserve for unfunded commitments are maintained at levels considered adequate by management to provide for probable loan losses as of the reporting dates. The allowance for loan losses and reserve for unfunded commitments are based on management’s assessment of various factors affecting the loan portfolio, including problem loans, business conditions and loss experience, and an overall evaluation of the quality of the underlying collateral. Changes in the allowance for loan losses and the reserve for unfunded commitments during the twelve month periods ended December 31, 2013 and 2012 are as follows:

	Allowance for Loan Losses for the twelve months ended December 31, 2013
	Balance, Beginning of Year	Charge-Offs Jan 1 through Dec 31, 2013	Recoveries Jan 1 through Dec 31, 2013	Provision	Balance, End of Period
	(Dollars in thousands)
Commercial	$2,156	$(407)	$738	$(668)	$1,819
Commercial real estate	2,762	(703)	81	315	2,455
Commercial construction	101	—	15	61	177
Land and land development loans	1,197	(186)	82	(26)	1,067
Agriculture	228	(288)	65	721	726
Multifamily	51	—	—	(18)	33
Residential real estate	1,144	(230)	91	187	1,192
Residential construction	24	—	1	31	56
Consumer	202	(246)	172	8	136
Municipal	78	—	—	(52)	26
Allowance for loan losses	$7,943	$(2,060)	$1,245	$559	$7,687

	Allowance for Loan Losses for the twelve months ended December 31, 2012
	Balance, Beginning of Year	Charge-Offs Jan 1 through Dec 31, 2012	Recoveries Jan 1 through Dec 31, 2012	Provision	Balance, End of Period
	(Dollars in thousands)
Commercial	$2,817	$(2,649)	$453	$1,535	$2,156
Commercial real estate	4,880	(4,548)	466	1,964	2,762
Commercial construction	500	(243)	10	(166)	101
Land and land development loans	2,273	(1,601)	283	242	1,197
Agriculture	172	(32)	117	(29)	228
Multifamily	91	—	—	(40)	51
Residential real estate	1,566	(1,256)	196	638	1,144
Residential construction	59	—	7	(42)	24
Consumer	295	(422)	166	163	202
Municipal	37	—	—	41	78
Allowances for loan losses	$12,690	$(10,751)	$1,698	$4,306	$7,943

Allowance for Unfunded Commitments

	Twelve Months Ended December 31,
	2013	2012
	(Dollars in thousands)
Beginning of period	$15	$13
Adjustment	1	2
Allowance — Unfunded Commitments at end of period	$16	$15

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

The following tables summarize impaired loans:

	Impaired Loans
	December 31, 2013			December 31, 2012
	Recorded Investment	Principal Balance	Related Allowance	Recorded Investment	Principal Balance	Related Allowance
	(Dollars in thousands)
With an allowance recorded:
Commercial	$1,742	$1,896	$398	$1,796	$1,964	$628
Commercial real estate	1,133	1,165	332	1,315	1,486	267
Land and land development loans	843	848	257	1,601	1,627	114
Agriculture	375	375	17	31	31	10
Residential real estate	1,094	1,095	495	1,240	1,243	458
Consumer	8	10	7	138	140	87
Total	$5,195	$5,389	$1,506	$6,121	$6,491	$1,564
Without an allowance recorded:
Commercial	$2,971	$3,780	$—	$4,337	$6,273	$—
Commercial real estate	1,995	2,377	—	2,058	3,178	—
Land and land development loans	1,644	1,799	—	422	493	—
Agriculture	2,493	2,524	—	2,103	2,103	—
Residential real estate	2,063	2,277	—	1,122	1,254	—
Consumer	25	43	—	30	48	—
Total	$11,191	$12,800	$—	$10,072	$13,349	$—
Total:
Commercial	$4,713	$5,676	$398	$6,133	$8,237	$628
Commercial real estate	3,128	3,542	332	3,373	4,664	267
Land and land development loans	2,487	2,647	257	2,023	2,120	114
Agriculture	2,868	2,899	17	2,134	2,134	10
Residential real estate	3,157	3,372	495	2,362	2,497	458
Consumer	33	53	7	168	188	87
Total	$16,386	$18,189	$1,506	$16,193	$19,840	$1,564

	Impaired Loans
	Twelve Months Ended December 31, 2013		Twelve Months Ended December 31, 2012
	Average Recorded Investment	Interest Income Recognized (*)	Average Recorded Investment	Interest Income Recognized (*)
	(Dollars in thousands)
With an allowance recorded:
Commercial	$1,341	$119	$2,821	$136
Commercial real estate	1,192	69	4,369	106
Commercial construction	—	—	240	—
Land and land development loans	1,209	65	2,003	107
Agriculture	142	10	25	4
Residential real estate	1,130	60	1,606	80
Consumer	90	2	199	10
Total	$5,104	$325	$11,263	$443
Without an allowance recorded:
Commercial	$3,262	$311	$5,046	$562
Commercial real estate	2,357	226	2,232	265
Commercial construction	—	—	59	—
Land and land development loans	1,227	71	1,699	53
Agriculture	3,291	205	2,242	181
Residential real estate	1,611	149	1,496	112
Consumer	32	4	33	5
Total	$11,780	$966	$12,807	$1,178
Total:
Commercial	$4,603	$430	$7,867	$698
Commercial real estate	3,549	295	6,601	371
Commercial construction	—	—	299	—
Land and land development loans	2,436	136	3,702	160
Agriculture	3,433	215	2,267	185
Residential real estate	2,741	209	3,102	192
Consumer	122	6	232	15
Total	$16,884	$1,291	$24,070	$1,621
(*) Interest Income on individually impaired loans is calculated using the cash-basis method, using year to date interest on loans outstanding at year end.

Loan Risk Factors

The following is a recap of the risk characteristics associated with each of the Company's major loan portfolio segments.
Commercial Loans: Commercial loans comprise $113.7 million, or 21.8% of the total loan portfolio. Although the impacts of the soft recovery continue to heighten risk in the commercial portfolio, management does not consider the portfolio to present “concentration risk” at this time. Management believes there is adequate diversification by type, industry, and geography to mitigate excessive risk. The commercial portfolio includes a mix of term loan facilities and operating loans and lines made to a variety of different business types in the markets it serves. The Company utilizes SBA, USDA and other government-assisted or guaranteed financing programs whenever advantageous to further mitigate risk in this area. With the exception of the agricultural portfolio discussed in more detail below, there is no other significant concentration of industry types in its loan portfolio, and no dominant employer or industry across all the markets it serves. Underwriting focuses on the evaluation of potential future cash flows to cover debt requirements, sufficient collateral margins to buffer against devaluations, credit history of the business and its principals, and additional support from willing and capable guarantors.

Commercial Real Estate Loans: Commercial real estate loans comprise $181.2 million, or 34.7% of the total loan portfolio. Recovering economic conditions and stabilizing commercial property values have reduced risk in this segment from prior recent quarters. In comparison to its national peer group, the Company has less overall exposure to commercial real estate and a stronger mix of owner-occupied (where the borrower occupies and operates in at least part of the building) versus non-owner occupied loans. The loans represented in this category are spread across the Company's footprint, and there are no significant concentrations by industry type or borrower. The most significant property types represented in the portfolio are office 20.8%, industrial 15.5%, health care 13.0% and retail 14.3%. The other 36.4% is a mix of property types with smaller concentrations, including religious facilities, auto-related properties, restaurants, convenience stores, storage units, motels and commercial investment land. Finished condominiums comprise only 2.1% of the commercial real estate portfolio.
While 70.8% of the Company's commercial real estate portfolio is in its Northern Idaho/Eastern Washington region, this region is a large and diverse region with differing local economies and real estate markets. Given this diversity, and the diversity of property types and industries represented, management does not believe that this concentration represents a significant concentration risk.
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
Construction and Development Loans: After the aggressive reduction efforts of the past few years, the land development and commercial construction loan components pose much lower concentration risk for the total loan portfolio, and now total $36.3 million, or 6.9% of the loan portfolio. The substantial portfolio reduction, combined with stabilizing real estate values, has reduced risk in this portfolio to a level where it no longer represents a significant concentration risk.
Agricultural Loans: The agricultural portfolio represents a larger percentage of the loans in the Bank's southern Idaho region. At the end of the period, agricultural loans and agricultural real estate loans totaled $96.6 million or 18.5% of the total loan portfolio. The agricultural portfolio consists of loans secured by livestock, crops and real estate. Agriculture has typically been a cyclical industry with periods of both strong and weak performance. Current conditions remain strong but may weaken in the next few years because of rising input costs, weaker commodity prices, and potential water shortages. To mitigate credit risk, specific underwriting is applied to retain only borrowers that have proven track records in the agricultural industry. Many of Intermountain's agricultural borrowers are third or fourth generation farmers and ranchers with limited real estate debt, which reduces overall debt coverage requirements and provides extra flexibility and collateral for equipment and operating borrowing needs. In addition, the Bank has hired senior lenders with significant experience in agricultural lending to administer these loans. Further mitigation is provided through frequent collateral inspections, adherence to farm operating budgets, and annual or more frequent review of financial performance.
Multifamily: The multifamily segment comprises $18.2 million or 3.5% of the total loan portfolio at the end of the period. This portfolio represents relatively low risk for the Company, as a result of the strong current market for multifamily properties and low vacancy rates across the Company's footprint.
Residential Real Estate, Residential Construction and Consumer: Residential real estate, residential construction and consumer loans total $70.7 million or 13.5% of the total loan portfolio. Management does not believe they represent significant concentration risk. However, continuing soft employment conditions and reduced home equity is putting pressure on some borrowers in this portfolio.
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
Loss — Loans classified as loss are considered uncollectible and of such little value that their continuing to be carried as an asset is not warranted. As a result, they are charged off. This classification does not necessarily mean that there is no potential for recovery or salvage value, but rather that it is not appropriate to defer a full write-off even though partial recovery may be realized in the future.
Credit quality indicators by loan segment are summarized as follows:

	Loan Portfolio Credit Grades by Type December 31, 2013
	Satisfactory Grade 1-3	Internal Watch Grade 4	Special Mention Grade 5	Substandard Grade 6	Doubtful Grade 7	Total
	(Dollars in thousands)
Commercial	$81,303	$23,741	$1,172	$7,520	$—	$113,736
Commercial real estate	136,253	41,295	—	3,659	—	181,207
Commercial construction	7,292	51	40	—	—	7,383
Land and land development loans	14,187	13,718	—	1,041	—	28,946
Agriculture	77,402	14,466	678	4,038	—	96,584
Multifamily	6,368	8,086	—	3,751	—	18,205
Residential real estate	47,441	8,771	—	2,960	—	59,172
Residential construction	2,531	—	—	—	—	2,531
Consumer	8,469	474	3	87	—	9,033
Municipal	5,863	101	—	—	—	5,964
Loans receivable, net	$387,109	$110,703	$1,893	$23,056	$—	$522,761

	Loan Portfolio Credit Grades by Type December 31, 2012
	Satisfactory Grade 1-3	Internal Watch Grade 4	Special Mention Grade 5	Substandard Grade 6	Doubtful Grade 7	Total
	(Dollars in thousands)
Commercial	$90,520	$23,094	$—	$7,693	$—	$121,307
Commercial real estate	132,659	49,029	—	5,156	—	186,844
Commercial construction	3,794	38	—	—	—	3,832
Land and land development loans	15,869	13,894	—	1,515	—	31,278
Agriculture	69,445	14,379	—	2,143	—	85,967
Multifamily	2,465	8,961	—	5,118	—	16,544
Residential real estate	47,102	9,873	—	3,045	—	60,020
Residential construction	940	—	—	—	—	940
Consumer	8,529	835	—	262	—	9,626
Municipal	12,125	142	—	—	—	12,267
Loans receivable, net	$383,448	$120,245	$—	$24,932	$—	$528,625

A summary of non-performing assets and classified loans at the dates indicated is as follows:

	December 31, 2013	December 31, 2012
	(Dollars in thousands)
Loans past due in excess of 90 days and still accruing	$—	$—
Non-accrual loans	2,668	6,529
Total non-performing loans	2,668	6,529
Other real estate owned (“OREO”)	3,684	4,951
Total non-performing assets (“NPAs”)	$6,352	$11,480
Classified loans	$23,056	$24,932

Classified loans include non-performing loans and performing substandard loans where management believes that the loans may not return principal and interest per their original contractual terms. They may also include TDRs, depending on the grading of the restructured loans. A loan that is classified may not necessarily result in a loss.

At December 31, 2013, the contractual principal payments due on outstanding loans receivable are shown below (in thousands). Actual payments may differ from expected payments because borrowers have the right to prepay loans, with or without prepayment penalties.

Year Ending December 31,	Amount
2014	$110,240
2015	39,284
2016	43,607
2017	39,104
2018	29,553
Thereafter	260,973
$522,761

The Company sells mortgage loans and SBA loans in the secondary market. The sales volumes and the gains on sale of loans are shown below (in thousands):

	Years Ended December 31,
	2013	2012
Loan volume sold	$56,439	$77,820
Gain on sale of loans	$1,407	$1,835

The following table summarizes the detail of loans serviced for others for the periods indicated (in thousands):

	Years Ended December 31,
	2013	2012
Residential real estate	$167,554	$147,354
SBA loans	2,602	3,903
Commercial loans	1,120	4,140
Total loans serviced for others	$171,276	$155,397

The gain on the sale of mortgage loans is included in loan related fee income on the Statement of Income. For the periods indicated, servicing income and costs roughly equaled each other, and as a result, no servicing asset or liability has been recorded in each of the two periods.

4. Office Properties and Equipment:
The components of office properties and equipment as of December 31, 2013 and 2012 are as follows (in thousands):

	December 31,
	2013	2012	Estimated Useful Life
Land	$5,360	$5,225	—
Buildings and improvements	36,463	35,947	5-30 years
Construction in progress	65	65	—
Furniture and equipment	17,368	18,073	2-15 years
	59,256	59,310
Less accumulated depreciation	(24,220)	(23,857)
	$35,036	$35,453
Total depreciation expense in the years ended December 31, 2013 and 2012 was approximately $2.3 million and $2.6 million, respectively.

5. Deposits:
The components of deposits and applicable yields as of December 31, 2013 and 2012, are as follows (in thousands):

	December 31,
	2013	2012
Non-interest bearing demand accounts	$235,793	$254,979
Interest bearing demand accounts 0.0% to 0.48%	102,629	99,623
Money market 0.0% to 2.00%	215,458	213,155
Savings and IRA 0.0% to 4.91%	68,555	75,788
Certificate of deposit 0.05% to 5.12%	83,615	105,389
Total deposits	$706,050	$748,934

The weighted average interest rate on certificate of deposit accounts was 1.19% and 1.28% at December 31, 2013 and 2012, respectively.
At December 31, 2013, the scheduled maturities of certificate of deposit accounts are as follows (in thousands):

	Weighted Average
Year Ending December 31,	Interest Rate	Amounts
2014	0.75%	$43,398
2015	1.30%	14,113
2016	2.14%	18,978
2017	1.26%	4,575
2018	0.77%	2,551
		$83,615

At December 31, 2013, the remaining maturities of certificate of deposit accounts with a minimum balance of $100,000 were as follows (in thousands):

Amounts
Less than three months	$5,392
Three to six months	6,447
Six to twelve months	11,036
Over twelve months	26,472
$49,347

The components of interest expense associated with deposits were as follows (in thousands):

	Years Ended December 31,
	2013	2012
Interest bearing demand accounts	$64	$42
NOW accounts	—	66
Money market	610	757
Savings and IRA accounts	229	315
Certificate of deposit accounts	1,081	1,822
	$1,984	$3,002

6. Securities Sold Subject to Repurchase Agreements:
Securities sold under agreements to repurchase, which are classified as secured borrowings, generally are short-term agreements. These agreements are treated as financing transactions and the obligations to repurchase securities sold are reflected as a liability in the consolidated financial statements. The dollar amount of securities underlying the agreements remains in the applicable asset account of the consolidated financial statements. These agreements had a weighted average interest rate of 0.16% and 0.32% at December 31, 2013 and 2012, respectively. All of the repurchase agreements in existence at December 31, 2013 mature on a daily basis. At December 31, 2013 and 2012, the Company pledged as collateral, certain investment securities with aggregate amortized costs of $102.1 million and $76.5 million, respectively. These investment securities had market values of $102.2 million and $76.9 million at December 31, 2013 and 2012, respectively.

7. Advances from the Federal Home Loan Bank of Seattle:
Panhandle State Bank, the banking subsidiary of Intermountain, has a credit line with FHLB of Seattle that allows it to borrow funds up to a percentage of its total assets, subject to collateralization requirements. Certain loans are used as collateral for these borrowings. At December 31, 2013 and December 31, 2012, this credit line represented a total borrowing capacity of $130.8 million and $112.8 million, of which $125.9 million and $107.3 million was available, respectively. The remaining advance from the FHLB at December 31, 2013 is repayable in full on September 12, 2014 and carries a fixed interest rate of 3.11%.

Only member institutions have access to funds from the Federal Home Loan Banks. As a condition of membership, Panhandle is required to hold FHLB stock. As of December 31, 2013 and December 31, 2012, Panhandle held $2.2 million and $2.3 million of FHLB stock, respectively. During 2013 and 2012, the FHLB of Seattle repurchased $82,000 and $41,000 of its stock from the Company. The FHLB also resumed paying dividends in 2013, totaling $1,000 for the year.

8. Other Borrowings:
The components of other borrowings are as follows (in thousands):

	December 31, 2013	December 31, 2012
Term note payable (1)	$8,279	$8,279
Term note payable (2)	8,248	8,248
Term note payable (3)	6,883	—
Total other borrowings	$23,410	$16,527
_____________________________

(1)
In January 2003, the Company issued $8.0 million of Trust Preferred securities through its subsidiary, Intermountain Statutory Trust I. The debt associated with these securities bears interest on a variable basis tied to the 90-day LIBOR (London Inter-Bank Offering Rate) index plus 3.25%, with interest only paid quarterly. The rate on this borrowing was 3.50% at December 31, 2013. The debt is callable by the Company quarterly and matures in March 2033. See Note A below.

(2)
In March 2004, the Company issued $8.0 million of Trust Preferred securities through its subsidiary, Intermountain Statutory Trust II. The debt associated with these securities bears interest on a variable basis tied to the 90-day LIBOR index plus 2.8%, with interest only paid quarterly. The rate on this borrowing was 3.04% at December 31, 2013. The debt is callable by the Company quarterly and matures in April 2034. During the third quarter of 2008, the Company entered into an interest rate swap contract with Pacific Coast Bankers Bank. The purpose of the $8.2 million notional value swap was to convert the variable rate payments made on our Trust Preferred I obligation to a series of fixed rate payments at 7.38% for five years, as a hedging strategy to help manage the Company’s interest-rate risk. This swap matured and terminated in October, 2013. See Note A below:

A)
Intermountain’s obligations under the debentures issued to the trusts referred to above constitute a full and unconditional guarantee by Intermountain of the Statutory Trusts’ obligations under the Trust Preferred Securities. In accordance with ASC 810, Consolidation, the trusts are not consolidated and the debentures and related amounts are treated as debt of Intermountain.

(3)    In November 2013, the Company entered into a Loan Agreement with NexBank SSB (“Lender”) providing for a term loan in the amount of $7,000,000 (the “Loan Agreement”). The loan accrues interest at three-month LIBOR plus 4% per annum and has a maturity date of November 19, 2018. The rate on the loan at December 31, 2013 was 4.24%. The Company used the net proceeds of the loan as part of its full repayment to Treasury to redeem the preferred shares issued to Treasury under the CPP. Commencing December 1, 2013, monthly installments of principal in the amount of $58,333.33, plus accrued interest will be due and payable. The Company may prepay the loan (and all accrued interest) without fee or penalty. In connection with entering into the Loan Agreement, the Company issued to Lender a Promissory Note dated as of November 19, 2013 (“Note”). The obligations of the Company under the Loan Agreement and the Note are secured by a pledge of all of the common stock of the Company’s subsidiary, Panhandle State Bank (the “Bank”), pursuant to a Pledge and Security Agreement dated as of November 19, 2013 (the “Pledge Agreement”). In the event of a default by the Company under the Loan Agreement, the Lender may declare the Note to be immediately due and payable and exercise or pursue any other remedy permitted under or conferred on Lender by operation of law. The Loan Agreement and the related Note include various covenants and agreements that are customary for loan agreements and promissory notes of this type, including certain financial and capital ratios. Under the Loan Agreement, the Company among other things must limit any indebtedness that it incurs during the life of the loan and is restricted from merging or being acquired without Lender approval. As of December 31, 2013, the Company believes that it had met all covenants and other conditions of the Loan Agreement.

9. Income Taxes:
The tax effects of the principal temporary differences giving rise to deferred tax assets and liabilities as of December 31, 2013 and 2012 were as follows (in thousands):

	2013		2012
	Assets	Liabilities	Assets	Liabilities
Allowance for losses on loans	$3,051	$—	$3,152	$—
Warrant liability	—	(26)	—	(71)
Investments and Derivatives	996	—	—	(2,180)
OTTI	—	—	735	—
OREO chargeoffs	214	—	13	—
NOL carryforward	13,474	—	16,061	—
Income tax credit carryforward	581	—	—	—
Deferred gain on sale of premises	70	—	76	—
Deferred rent	131	—	85	—
FHLB stock	—	(74)	—	(74)
Office properties and equipment	2,404	—	1,984	—
Deferred compensation	510	—	449	—
Core deposit intangible	66	—	64	—
Goodwill	175	—	212	—
Other	84	—	333	—
Total	21,756	(100)	23,164	(2,325)
Deferred tax asset valuation allowance	—	—	(8,492)	—
Total deferred income taxes	$21,756	$(100)	$14,672	$(2,325)

The components of Intermountain’s income tax provision are as follows (in thousands):

	Year Ended December 31,
	2013	2012
Current income taxes (benefit):
Federal	$—	$—
State	—	(8)
	—	(8)
Deferred income taxes (benefit)	(6,118)	—
Total income tax provision (benefit)	$(6,118)	$(8)
A reconciliation of the income tax provision and the amount of income taxes computed by applying the statutory federal corporate income tax rate to income before income taxes for the years ended December 31, 2013 and 2012, is as follows (dollars in thousands):

	2013		2012
	Amount	%	Amount	%
Income tax provision (benefit) at federal statutory rate	$1,979	35.0%	$1,323	35.0%
Tax effect of:
State taxes (net of federal tax benefit)	321	5.7%	(76)	(2.0)%
Deferred tax asset valuation	(8,492)	(150.2)%	(274)	(7.3)%
Tax exempt income and other, net	74	1.3%	(981)	(25.7)%
	$(6,118)	(108.2)%	$(8)	—%

The Company had deferred tax assets related to federal and state net operating loss carryforwards totaling $13.5 million at December 31, 2013 compared to $16.1 million at December 31, 2012. Intermountain applied for the associated refund and received it in the second quarter of 2010. Under federal and state tax law, the operating loss carryforwards can generally be carried forward for 20 years, and as such, the tax benefits related to the Company's current carryforwards will begin expiring in 2029 if unused prior to then.
At December 31, 2013, Intermountain assessed whether it was more likely than not that it would realize the benefits of its deferred tax asset. It determined that the positive evidence associated with a three-year cumulative positive income, improving national and regional economic conditions, significantly reduced credit and other balance sheet risk, and improving Company performance offset the negative evidence of losses in 2009 and 2010. Intermountain used an estimate of future earnings, future reversals of taxable temporary difference, and tax planning strategies to determine whether it is more likely than not that the benefit of the deferred tax asset would be realized. In estimating the future earnings, management assumed moderately improving economic conditions. As such, its estimates included continued lower credit losses in 2014 and ensuing years as the Company’s loan portfolio continues to turn over. It also assumed: (1) a compressed but stable net interest margin in 2014, with gradual improvement in future years, as the Company is able to convert some of its cash position to higher yielding instruments; (2) stable other income as increased trust and investment income offsets reductions in mortgage origination income; and (3) stable operating expenses as continued cost reduction strategies offset inflationary increases.
At December 31, 2012, Intermountain assessed whether it was more likely than not that it would realize the benefits of its deferred tax asset. Intermountain determined at that time that the negative evidence associated with a three-year cumulative loss for the period ended December 31, 2011, and challenging economic conditions continued to outweigh the positive evidence. Therefore, Intermountain maintained a valuation allowance of $8.5 million against its deferred tax asset at December 31, 2012.
The Company also considered the effects of Internal Revenue Code Section 382 in its analysis of its deferred tax assets and valuation allowance. The Company experienced an ownership change as defined in Section 382, that resulted from the capital raise that occurred in 2012. As a result, the net operating losses are subject to an annual limitation. Based on its analysis, the limitation will only affect the timing of when the net operating losses will be utilized, and the Company believes that it will be able to recover all of its tax benefit from the net operating loss carryforward position in the 20-year carryforward period, even given the Section 382 limitations. As with other future estimates, the Company cannot guarantee these future results, however. The Company analyzes the deferred tax asset on a quarterly basis and may establish a new allowance at some future time depending on actual results and estimates of future profitability.
The Company reversed its remaining deferred tax asset valuation allowance in 2013, resulting in a tax benefit of $6.1 million for the year. This compared to an$8,000 tax benefit recorded in 2012. The effective tax rates were (108.2%) for 2013 and 0.0% for 2012. The Company held a net deferred tax asset of $21.8 million at December 31, 2013, as compared to a net deferred tax asset of $12.3 million at the end of 2012. The increase in the net deferred tax asset reflects the reversal of the valuation allowance and the impacts of a decrease in the unrealized market value of the Company's investment securities.
Intermountain has performed an analysis of its uncertain tax positions and has not recorded any potential penalties, interest or additional tax in its financial statements as of December 31, 2013. If Intermountain did incur penalties or interest, they would be reported in the income tax provision. Intermountain’s tax positions for the years after 2009 remain subject to review by the Internal Revenue Service. Intermountain does not expect unrecognized tax benefits to significantly change within the next twelve months.

10. Stock-Based Compensation Plans:
The Company has historically maintained equity compensation plans that provided for the grant of awards to its officers, directors and employees. From January 2009 to May 2012, the Company did not maintain equity compensation plans. A new equity compensation plan was approved by shareholders in May 2012 that allows for the grant of stock option and restricted stock awards. Restricted stock shares were granted under the current plan in 2013, but not in 2012. A limited number of awards also remain unexercised or unvested under the 1999 equity compensation plan that expired in 2009.
Total stock-based compensation expense (benefit) recognized in the consolidated statement of operations for the years ended December 31, 2013 and 2012 was$778,000 and $122,000, before income taxes, respectively. Total expense related to stock-based compensation for 2013 and 2012 is comprised of restricted stock expense.
Stock option transactions for all of the above described plans are summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Exercise Price Per Share	Weighted Average Remaining life (Years)
Balance, January 1, 2012	16,587	$70.95	$41.50— $132.00	1.44
Options granted	—	—	—
Options exercised	—	—	—
Options forfeited and canceled	(3,175)	49.44	41.50 — 132.00
Outstanding, December 31, 2012	13,412	$76.06	$46.58 — $132.00	0.69
Options granted	—	—	—
Options exercised	—	—	—
Options forfeited and canceled	(7,333)	60.74	46.60 — 130.00
Outstanding, December 31, 2013	6,079	$94.52	$47.93 — $132.00	0.30
_______________________________________
The aggregate intrinsic value before applicable income taxes of the options listed above is the amount that would have been received by the holder had all options been exercised on that date. Based on the Company’s closing stock price at December 31, 2013 and 2012, this amount was $0 at each of those dates.
The following table presents information about the options as of December 31, 2013:

	Total Outstanding			Exercisable
Range of Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Shares	Weighted Average Exercise Price
$44.17 - $63.33	2,618	$47.93	0.09	2,618	$47.93
$120.83 to $140.00	3,461	129.75	0.45	3,461	129.75
	6,079	$94.52	0.30	6,079	$94.52

During each of the years ended December 31, 2013 and 2012, there was no intrinsic value of stock options exercised and the total fair value of the options vested was $0.
As of December 31, 2013, total unrecognized stock-based compensation expense related to non-vested restricted stock grants was approximately $757,000, which was expected to be recognized over a period of approximately 2 years.
Restricted stock transactions are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares
Balance, January 1, 2012	1,770	$167.50
Shares granted	—	—
Shares vested	(1,110)	170.26
Shares forfeited and canceled	(117)	155.98
Balance, December 31, 2012	543	$144.59
Shares granted	100,000	15.22
Shares vested	(50,543)	16.61
Shares forfeited and canceled	—	—
Balance, December 31, 2013	50,000	$15.22

11. Earnings Per Share:
The following table (in thousands, except per share amounts) presents a reconciliation of the numerators and denominators used in the basic and diluted earnings per share computations for the years ended December 31, 2013 and 2012.

	Years ended,
	2013	2012
Numerator:
Net income - basic and diluted	$11,771	$3,779
Preferred stock dividend	1,673	1,891
Net income applicable to common stockholders	$10,098	$1,888
Denominator:
Weighted average shares outstanding	6,443,871	5,806,958
Effect of unvested restricted stock awards considered participating securities	685	—
Weighted-average shares outstanding - basic	6,444,556	5,806,958
Dilutive effect of common stock options, warrants, restricted stock awards	49,533	18,325
Weighted average shares outstanding — diluted	6,494,089	5,825,283
Earnings per share — basic and diluted:
Earnings per share — basic	$1.57	$0.33
Effect of dilutive common stock options, warrants, restricted stock awards	(0.02)	(0.01)
Earnings per share — diluted	$1.55	$0.32

Common stock equivalents were calculated using the treasury stock method.

All shares in the table above have been adjusted to reflect the impact of a 10-for-1 reverse stock split, effective, October 5, 2012. See Note 12, "Stockholders' Equity" for additional information.

At December 31, 2013 and 2012, there were 6,079 and 13,412 anti-dilutive common stock options, respectively, not included in diluted earnings per share.  At December 31, 2013 and 2012, there were 65,323, of anti-dilutive common stock warrants-Series A not included in diluted earnings per share.

As part of the Company's January 2012 capital raise (see Note 12 "Stockholders' Equity"), warrants were issued for 1,700,000 shares, and on a reverse-split adjusted basis, 170,000 shares of non-voting common stock. The impacts of these warrants were included in diluted earnings per share, and were calculated using the treasury stock method.

12. Stockholders' Equity:
On October 5, 2012, the Company implemented a 10-for-1 reverse stock split of Intermountain's common stock (both voting and nonvoting) as approved by the shareholders at the Company's Annual Meeting on May 17, 2012. As a result, the number of shares of outstanding voting and nonvoting common stock was reduced from approximately 26.0 million and 38.4 million shares to approximately 2.6 million and 3.8 million shares, respectively. The reverse stock split also reduced the number of authorized shares of voting and nonvoting common stock from 300,000,000 and 100,000,000 shares to 30,000,000 and 10,000,000 shares, respectively. Proportional adjustments were also made to the conversion or exercise rights under the Company's outstanding warrants, stock options and other common stock-based equity grants outstanding immediately prior to the effectiveness of the reverse stock split.
On December 19, 2008, the Company issued 27,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, no par value with a liquidation preference of $1,000 per share (“Preferred Stock”) a 10-year warrant to purchase up to 653,226 shares, and on a reverse-split adjusted basis, 65,323 shares, of Common Stock, no par value, as part of the Troubled Asset Relief Program Capital Purchase Program of the U.S. Department of Treasury (“U.S. Treasury”). The $27.0 million cash proceeds were allocated between the Preferred Stock and the warrant to purchase common stock based on the relative estimated fair values at the date of issuance, and the estimated value of the warrants was included in equity. The fair value of the warrants was determined under the Black-Scholes model. The model includes assumptions regarding the Company’s common stock prices, dividend yield, and stock price volatility as well as assumptions regarding the risk-free interest rate. The strike price for the warrant, as adjusted for the 10-for-1 reverse stock split, is $62.00 per share. The Series A preferred stock was repurchased by the Company in November, 2013 for $27 million. The warrants, however, remain outstanding. Until its redemption, dividends on the Series A Preferred Stock accrued and were paid quarterly at a rate of 5% per year.

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
In addition, as part of the Company's January 2012 capital raise, three-year warrants to purchase 1,700,000 shares, and on a reverse-split adjusted basis, 170,000 shares of the Company's Voting Common or Non-Voting Common were issued to two of the shareholders participating in the raise. The cash proceeds of the January offering were allocated between the warrants, the Common Stock and the Series B Preferred Stock based on the relative estimated fair values at the date of issuance. The fair value of the warrants was determined using common valuation modeling. The modeling includes assumptions regarding the Company’s common stock prices, dividend yield, and stock price volatility as well as assumptions regarding the risk-free interest rate. The strike price for the warrant, on a reverse-split adjusted basis, is $10 per share, but is adjusted down if the Company recorded or otherwise issues shares at a price lower than the strike price. As such, the warrants are accounted for as a liability and recorded at fair value on the Company's financial statements. Adjustments to the fair value are measured quarterly and any changes are recorded through non-interest income.
In May 2012, the Company successfully completed an $8.7 million Common Stock rights offering, including the purchase of unsubscribed shares by investors in the Company's January, 2012 private placement. As a result of the raise, the Company issued, on a reverse-split adjusted basis, 525,000 shares of Voting Common stock and 345,000 shares of Non-Voting Common Stock.
The components of Other Comprehensive Income (OCI), net of tax, are as follows (in thousands):

	Unrealized Gains (Losses) On Securities	Other Than Temporary Impairment of Securities	Change in Derivative Contracts	Total Accumulated Other Comprehensive Income (Loss), Net
Balance, January 1, 2012	$3,914	$(1,214)	$(330)	$2,370
2012 Change	617	212	330	1,159
Balance, December 31, 2012	$4,531	$(1,002)	$—	$3,529
2013 Change	(5,713)	1,002	—	(4,711)
Balance, December 31, 2013	$(1,182)	$—	$—	$(1,182)

The $5.7 million change in unrealized gains for 2013 is net of $3.7 million for the income tax effect of such adjustments, and the $1.0 million change in the other than temporary impairment included in other comprehensive income is net of $657,000 for the income tax effect of such adjustments.

13. Regulatory Capital:
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
Intermountain and the Bank are required by applicable regulations to maintain certain minimum capital levels and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier I capital to average assets. Intermountain and the Bank plan to maintain their capital resources and regulatory capital ratios through the retention of earnings and the management of the level and mix of assets. At December 31, 2013, Intermountain exceeded the minimum published regulatory capital requirements to be considered “well-capitalized” pursuant to Federal Financial Institutions Examination Council “FFIEC” regulations.

The following table sets forth the amounts and ratios regarding actual and minimum core Tier 1 risk-based and total risk-based capital requirements, together with the amounts and ratios required in order to meet the published definition of a “well-capitalized” institution (in thousands).

	Actual		Capital Requirements		Published Well-Capitalized Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2013
Total capital (to risk-weighted assets):
The Company	$98,462	16.92%	$46,543	8%	$58,179	10%
Panhandle State Bank	98,807	16.95%	46,627	8%	58,284	10%
Tier I capital (to risk-weighted assets):
The Company	91,184	15.67%	23,272	4%	34,907	6%
Panhandle State Bank	91,516	15.70%	23,314	4%	34,970	6%
Tier I capital (to average assets):
The Company	91,184	10.06%	36,259	4%	45,323	5%
Panhandle State Bank	91,516	10.06%	36,371	4%	45,464	5%
As of December 31, 2012
Total capital (to risk-weighted assets):
The Company	$124,058	20.51%	$48,399	8%	$60,499	10%
Panhandle State Bank	115,418	19.07%	48,409	8%	60,511	10%
Tier I capital (to risk-weighted assets):
The Company	116,491	19.26%	24,200	4%	36,299	6%
Panhandle State Bank	107,849	17.82%	24,204	4%	36,307	6%
Tier I capital (to average assets):
The Company	116,491	12.54%	37,160	4%	46,451	5%
Panhandle State Bank	107,849	11.60%	37,197	4%	46,497	5%
14. Commitments and Contingent Liabilities:
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
The contractual amounts of these financial instruments representing credit risk at December 31, 2013, were as follows (in thousands):

Commitments to extend credit	$138,204
Credit card arrangements	$7,680
Standby letters of credit	$1,519

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
Intermountain leases office space and equipment. As of December 31, 2013, future minimum payments under all of the Company’s non-cancelable operating leases that have initial terms in excess of one year are due as follow (in thousands):

Year Ending December 31,	Amount
2014	$934
2015	991
2016	971
2017	935
2018	762
Thereafter	8,333
$12,926

Rent expense under these agreements for the years ended December 31, 2013 and 2012 totaled approximately $1.03 million and $1.05 million, respectively.
The Company sold the Sandpoint Center, its Company headquarters, in August 2009 to a third party in a sale-leaseback transaction. Because of the non-recourse financing terms offered by Panhandle State Bank, the lease is treated as an operating lease utilizing the financing method for accounting purposes. Consequently, there was no gain recognized at the time of the transaction and the building will remain on the consolidated financial statements with depreciation and interest expense recognized over the life of the lease. Panhandle State Bank executed an agreement to lease the building from the purchaser with an initial term of 20 years with three successive options to extend the lease for an additional 10 years each. At December 31, 2013, the future minimum lease payments for the Sandpoint Center and related sublease income are as follows (in thousands):

Year Ending December 31,	Sandpoint Center Lease Obligation	Sub Lease Income(1)
2014	$1,717	$(115)
2015	1,717	(77)
2016	1,717	(74)
2017	1,717	(65)
2018	1,717	(12)
Thereafter	20,235	—
	$28,820	$(343)
_______________________________________

(1)	Sublease income only includes income anticipated to be received under leases in effect at December 31, 2013. Additional space is available and may be subleased in the future.

15. Employee Benefit Plans:
The Company sponsors a 401(k) profit sharing plan covering employees meeting minimum eligibility requirements. Employee contributions are voluntary, and the Company may make elective contributions to match up to 50% of the employee’s contribution up to 8% of eligible compensation. The Company's contributions to the plan for the years ended December 31, 2013 and 2012, totaled approximately $194,000 and $182,000, respectively.

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

The Company has various compensation plans for employees. Contributions to the plan are at the discretion of the Board of Directors. Compensation expense for these plans for the years ended December 31, 2013 and 2012 was approximately $847,000 and $821,000, respectively. These various compensation plans are discussed in detail below.

•
The Company has short-term incentive plans for key employees. Amounts are generally earned and accrued annually, but paid over a 3-year time period 75 days after each year end. The accrued balance at December 31, 2013 and 2012 for these plans was approximately $415,000 and $461,000, respectively.

•	In 2013, the Company also paid certain performance and retention bonuses to executive and administrative officers prior to the end of the year. These bonuses totaled $422,000.

•
In 2003, the Company adopted a Supplemental Executive Retirement Plan (“SERP”). The SERP is a non-qualified unfunded plan designed to provide retirement benefits for two key employees of Intermountain, one of which terminated employment in 2012, but is vested in the plan. The participants will receive a combined total of approximately $222,000 each year for 10 years beginning at normal retirement age. Retirement benefits vest after ten years of continued service and benefits are reduced for early retirement. The disability benefit is similar to the reduced benefit for early retirement without any vesting requirements. The plan provides for a change in control benefit if, within one year of a change in control, the participant’s employment is terminated. The total amount accrued under the plan as of December 31, 2013 and 2012, was approximately $886,000 and $786,000, respectively.

•
The Company has approved stock purchase and long-term retention agreements for certain key officers. Participants must remain employed to receive payments annually in December. The total amount paid under these agreements for 2013 and 2012 was approximately $78,000 and $95,000, respectively. Approximately $112,000 remained available to be awarded at December 31, 2013.

16. Related-Party Transactions:
The Bank has executed certain loans and deposits with its directors, officers and their affiliates. Related party loans and deposits are transacted as part of the Company’s normal course of business, and are not subject to preferential terms or conditions. The aggregate amount of loans outstanding to such related parties at December 31, 2013 and 2012 was approximately $73,000 and $62,000, respectively.
During the year, the balance of loans outstanding to directors and executive officers changed as follows (dollars in thousands):

2013
Balance, January 1,	$62
New	141
Repayment	(130)
Balance, December 31,	$73

Directors’ fees of approximately $268,000 and $263,000 were paid during the years ended December 31, 2013 and 2012, respectively.
Two members of the Company’s Board of Directors are principals in law firms that provide legal services to Intermountain. During the years ended December 31, 2013 and 2012 the Company incurred legal fees of approximately $0 and $0, respectively, related to services provided by these firms.
In 2009, Curt Hecker, Intermountain’s Chief Executive Officer became a Director on the Board of Pacific Coast Bankers Bank (“PCBB”). The Bank utilizes PCBB as a correspondent bank and utilizes PCBB Capital Markets (formerly known as Bank Investment Group), a subsidiary of PCBB, for various management analytical reporting functions. During 2013 and 2012 the Company paid PCBB and related companies $199,000 and $190,000, respectively for services.

17. Fair Value of Financial Instruments:
Intermountain is required to disclose the estimated fair value of financial instruments, both assets and liabilities on and off the balance sheet, for which it is practicable to estimate fair value. These fair value estimates are made at December 31, 2013 based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price an asset could be sold at or the price a liability could be settled for. However, given there is no active market or observable market transactions for many of the Company's financial instruments, the Company has made estimates of many of these fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimated values.
The estimated fair value of the instruments as of December 31, 2013 and December 31, 2012 are as follows (in thousands):

		Fair Value Measurements as of
		December 31, 2013		December 31, 2012
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash, cash equivalents and restricted cash	1	$65,130	$65,130	$80,085	$80,085
Available-for-sale securities	2 & 3	251,638	251,638	280,169	280,169
Held-to-maturity securities	2	28,286	29,024	14,826	16,344
Loans held for sale	2	614	614	1,684	1,684
Loans receivable, net	3	514,834	523,209	520,768	536,003
Accrued interest receivable	2	4,170	4,170	4,320	4,320
BOLI	1	9,797	9,797	9,472	9,472
Other assets	2 & 3	2,060	2,060	2,024	2,024
Financial liabilities:
Deposit liabilities	3	706,050	670,895	748,934	751,755
Borrowings	3	127,298	127,656	97,265	94,673
Accrued interest payable	2	219	219	1,185	1,185
Unexercised warrants	3	942	942	828	828
Other liabilities	2	—	—	328	328
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

Securities
The fair values of securities, other than those categorized as level 3 described below, are based principally on market prices and dealer quotes. Certain fair values are estimated using pricing models or are based on comparisons to market prices of similar securities. Securities totaling $251.6 million classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtained fair value measurements from an independent pricing service and internally validated these measurements. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus, prepayment speeds, credit information and the bond’s terms and conditions, among other things.
The available for sale portfolio included $4.5 million and $10.2 million in super senior or senior tranche collateralized mortgage obligations not backed by a government or other agency guarantee, at December 31, 2013 and 2012, respectively. These securities were valued using Level 2 inputs at December 31, 2013, and Level 3 inputs at December 31, 2012. The transfer from Level 3 to Level 2 reflected: (a) the sale in 2013 of the two securities in this group that had experienced OTTI; and (2) improving market conditions and liquidity for stronger non-agency mortgage-backed securities. The remaining securities are collateralized by fixed rate prime or Alt A mortgages, are structured to provide credit support to the senior tranches, and are carefully analyzed and monitored by management.
In valuing these securities at December 31, 2012, the Company utilized the same independent pricing service as for its other available-for-sale securities and internally validated these measurements. In addition, it utilized FHLB indications, which are backed by significant experience in whole-loan collateralized mortgage obligation valuation and another market source to derive independent valuations, and used this data to evaluate and adjust the original values derived. In addition to the observable market-based input including dealer quotes, market spreads, live trading levels and execution data, both the pricing service and the FHLB pricing also employed a present-value income model that considered the nature and timing of the cash flows and the relative risk of receiving the anticipated cash flows as agreed. The discount rates used were based on a risk-free rate, adjusted by a risk premium for each security. In accordance with the requirements of ASC 820-10, the Company has determined that the risk-adjusted discount rates utilized appropriately reflect the Company’s best estimate of the assumptions that market participants would use in pricing the assets in a current transaction to sell the asset at the measurement date. Risks include nonperformance risk (that is, default risk and collateral value risk) and liquidity risk (that is, the compensation that a market participant receives for buying an asset that is difficult to sell under current market conditions). To the extent possible, the pricing services and the Company validated the results from these models with independently observable data.
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
Borrowings
The carrying amounts of short-term borrowings under repurchase agreements are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements with similar remaining terms, but approximate their fair values due to the relatively short period of time between the origination of the instruments and their expected payment. The fair value of long-term FHLB Seattle advances is estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements with similar remaining terms. The carrying amounts of variable rate long-term borrowings and Trust Preferred instruments approximate their fair values due to the short period of time between repricing dates.
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
Unexercised Warrant Liability
A liability for unexercised warrants was created as part of the Company's capital raise in January, 2012 (see Note 12 Stockholders' Equity). The liability is carried at fair value and adjustments are made periodically through non-interest income to record changes in the fair value. The fair value is measured using warrant valuation modeling techniques, which seek to estimate the market price that the unexercised options would bring if sold. Assumptions used in calculating the value include the volatility of the underlying stock, the risk-free interest rate, the expected term of the warrants, the market price of the underlying stock and the dividend yield on the stock.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present information about the Company’s assets measured at fair value on a recurring basis as of December 31, 2013 and 2012, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands).

Description	Total	Level 1	Level 2	Level 3
Balance, December 31, 2013
Available-for-sale securities:
Corporate bonds	$3,915	$—	$3,915	—
State and municipal bonds	50,039	—	50,039	—
Residential mortgage backed securities and SBA Pools	197,684	—	197,684	—
Other assets — derivative	(127)	—	—	(127)
Total assets measured at fair value	$251,511	$—	$251,638	$(127)
Other liabilities — derivatives	$—	$—	$—	$—
Unexercised warrants	942	—	—	942
Total liabilities measured at fair value	$942	$—	$—	$942

Balance, December 31, 2012
Available-for-sale securities:
State and municipal bonds	$63,649	$—	$63,649	$—
Residential mortgage backed securities and SBA Pools	216,520	—	206,278	10,242
Other assets — derivative	(245)	—	—	(245)
Total assets measured at fair value	$279,924	$—	$269,927	$9,997
Other liabilities — derivatives	$328	$—	$—	$328
Unexercised Warrants	828	—	—	828
Total liabilities measured at fair value	$1,156	$—	$—	$1,156

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs ( Level 3) Year to Date
	2013			2012
Description	Residential MBS	Derivatives (net)	Unexercised Warrants	Residential MBS	Derivatives (net)	Unexercised Warrants
January 1, Balance	$10,242	$(573)	$(828)	$14,774	$(850)	$—
Total gains or losses (realized/unrealized):			—
Included in earnings	(376)	446	(114)	(250)	(269)	179
Included in other comprehensive income	771	—	—	1,362	546	—
Principal payments	(1,983)	—	—	(3,048)	—	—
Sales of securities	(6,142)	—	—	(2,596)	—	—
Unexercised warrants issued in capital raise	—	—	—	—	—	(1,007)
Transfers in and /or out of level 3	(2,512)	—	—	—	—	—
December 31, Balance	$—	$(127)	$(942)	$10,242	$(573)	$(828)

As noted above, $2.5 million in non-agency mortgage-backed securities were transferred from Level 3 to Level 2 in 2013 based on improved market and liquidity conditions for these securities.
The following tables present additional quantitative information about assets and liabilities measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value, as of December 31, 2013:

Description	Valuation Techniques	Unobservable Input	Range of Inputs
Interest Rate Derivatives	Discounted cash flow modeling and market indications	Cash flows of underlying instruments	Various payment mismatches based on characteristics of underlying loans
		Swap rates	0.50% to 1.00%
		LIBOR rates	0.20% to 0.85%
Unexercised Warrants	Warrant valuation models	Estimated underlying stock price volatility	50% to 100%
		Duration	1.0 to 2.0 years
		Risk-free rate	0.13% to 0.50%
There were no material changes in the unobservable inputs since December 31, 2012.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Intermountain may be required, from time to time, to measure certain other financial assets at fair value on a non-recurring basis. The following table presents the carrying value for these financial assets as of dates indicated (in thousands):

Description	Total	Level 1	Level 2	Level 3
Balance, December 31, 2013
Loans(1)	$14,880	$—	$—	$14,880
OREO	3,684	—	—	3,684
Total assets measured at fair value	$18,564	$—	$—	$18,564
Balance, December 31, 2013
Loans(1)	$14,629	$—	$—	$14,629
OREO	4,951	—	—	4,951
Total assets measured at fair value	$19,580	$—	$—	$19,580
_____________________________

(1)	Represents impaired loans, net of allowance for loan loss, which are included in loans.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the company has utilized Level 3 inputs to determine fair value at December 31, 2013:

	Valuation Techniques	Unobservable Input	Range of Inputs
Impaired Loans	Discounted cash flows and appraisal of collateral	Amount and timing of cash flows	No payment deferral to indefinite payment deferral
		Discount Rate	4% to 9%
		Appraisal adjustments	10% to 35%
		Liquidation Expenses	10% to 15%
OREO	Discounted cash flows of future installment payments on sale of OREO	Amount and timing of cash flows	$4.2 million over 5 years
		Discount Rate	4%
	Appraisal of collateral	Appraisal adjustments	10% to 35%
		Liquidation Expenses	10% to 15%

Impaired Loans
Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for impaired loans when establishing the allowance for credit losses. Such amounts are generally based on either the estimated fair value of the cash flows to be received or the fair value of the underlying collateral supporting the loan less selling costs. Real estate collateral on these loans and the Company’s OREO is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace. Management reviews these valuations and makes additional valuation adjustments, as necessary, including subtracting estimated costs of liquidating the collateral or selling the OREO. If the value of the impaired loan is determined to be less than the recorded investment in the loans, the impairment is recognized and the carrying value of the loan is adjusted to fair value through the allowance for loan and lease losses. The carrying value of loans fully charged off is zero. The related nonrecurring fair value measurement adjustments have generally been classified as Level 3 because of the significant assumptions required estimating future cash flows on these loans, and the rapidly changing and uncertain collateral values underlying the loans. Volatility and the lack of relevant and current sales data in the Company’s market areas for various types of collateral create additional uncertainties and require the use of multiple sources and management judgment to make adjustments. Loans subject to nonrecurring fair value measurement were $14.9 million at December 31, 2013 all of which were classified as Level 3.
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
The Company’s OREO balance at December 31, 2013 of $3.7 million, was valued differently, however, because it is subject to an installment sales agreement. While the contract requires full payment of the balance recorded by the Company, because of the installment sales contract, accounting guidance requires the maintenance of the OREO balance on the Company's books and the establishment of a $539,000 valuation reserve against the balance. The Company anticipates recovery of this reserve over the five-year period. In valuing the OREO, the Company discounted the expected cash flows from the installment sale at a rate similar to rates provided on loans similar to the subject transaction.

18. Quarterly Financial Data (Unaudited):
The following tables present Intermountain’s condensed operations on a quarterly basis for the years ended December 31, 2013 and 2012 (dollars in thousands, except per share amounts):

	Year Ended December 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$8,328	$8,514	$8,326	$8,163
Interest expense	(985)	(951)	(901)	(761)
Provision for losses on loans	(179)	(247)	81	(214)
Net interest income after provision for losses on loans	7,164	7,316	7,506	7,188
Other income	2,540	2,845	2,518	2,660
Operating expenses	(8,178)	(8,220)	(8,092)	(9,593)
Income before income taxes	1,526	1,941	1,932	255
Income tax benefit	—	—	—	6,118
Net income	$1,526	$1,941	$1,932	$6,373
Preferred stock dividend	458	460	461	294
Net income available to common stockholders	$1,068	$1,481	$1,471	$6,079
Earnings per share — basic	$0.17	$0.23	$0.23	$0.94
Earnings per share — diluted	$0.16	$0.23	$0.23	$0.93
Weighted average shares outstanding — basic	6,442,988	6,443,294	6,443,294	6,448,599
Weighted average shares outstanding — diluted	6,480,024	6,484,762	6,497,886	6,509,675

	Year Ended December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$9,152	$9,153	$8,954	$8,617
Interest expense	(1,498)	(1,315)	(1,258)	(1,012)
Provision for losses on loans	(959)	(1,575)	(1,155)	(618)
Net interest income after provision for losses on loans	6,695	6,263	6,541	6,987
Other income	2,404	2,741	2,525	3,047
Operating expenses	(8,298)	(8,222)	(8,242)	(8,671)
Income before income taxes	801	782	824	1,363
Income tax benefit	—	—	—	8
Net income	$801	$782	$824	$1,371
Preferred stock dividend	466	481	482	462
Net income available to common stockholders	$335	$301	$342	$909
Earnings per share — basic	$0.08	$0.05	$0.05	$0.14
Earnings per share — diluted	$0.08	$0.05	$0.05	$0.14
Weighted average shares outstanding — basic	4,427,831	5,901,321	6,441,986	6,442,729
Weighted average shares outstanding — diluted	4,442,673	5,919,188	6,458,228	6,470,944

19. Parent Company-Only Financial Information:
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

Condensed Balance Sheets	December 31,
	2013	2012
Assets:
Restricted and unrestricted cash	$12,044	$15,480
Investment in subsidiaries	107,250	121,786
Prepaid expenses and other assets	3,160	230
Total assets	$122,454	$137,496
Liabilities:
Other borrowings	$23,410	$16,527
Other liabilities	5,032	6,535
Total liabilities	28,442	23,062
Stockholders’ Equity	94,012	114,434
Total liabilities and stockholders’ equity	$122,454	$137,496

Condensed Statements of Income and Comprehensive Income	Years Ended December 31,
	2013	2012
Interest income	$—	$—
Interest expense	(1,142)	(1,163)
Net interest (expense)	(1,142)	(1,163)
Equity in net earnings of subsidiary	10,475	5,677
Other income (expenses)	220	(137)
Operating expense	(740)	(598)
Income before taxes	8,813	3,779
Income tax benefit	2,958	—
Net income after tax	11,771	3,779
Preferred stock dividend	1,673	1,891
Net income applicable to common stockholders	$10,098	$1,888
Comprehensive Income	$7,060	$4,937

Condensed Statements of Cash Flows	Years Ended December 31,
	2013	2012
Cash flows from operating activities:
Net income	$11,771	$3,779
Equity (income) from subsidiary	(10,475)	(5,677)
Other	(3,715)	(132)
Net cash used in operating activities	(2,419)	(2,030)
Cash flows from investing activities:
Dividends from or investments in and advances to subsidiaries	20,300	(30,000)
Net cash provided by (used in) investing activities	20,300	(30,000)
Cash flows from financing activities:
Proceeds from other borrowings	7,000	—
Proceeds from common stock issuance, net of expenses	—	21,614
Proceeds from preferred stock issuance, net of expenses	—	28,735
Payment to repurchase preferred stock	(27,000)	—
Repayment of borrowings	(117)	—
Cash dividends paid to preferred stockholders	(1,200)	(4,354)
Net cash provided by (used in) financing activities	(21,317)	45,995
Net change in cash and cash equivalents	(3,436)	13,965
Cash and cash equivalents, beginning of year	15,480	1,515
Cash and cash equivalents, end of year	$12,044	$15,480