Form 10-Q
period 2014-03-31
INTERMOUNTAIN COMMUNITY BANCORP
filed 2014-05-13
CIK 1284506

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s Voting Common Stock, no par value per share, as of May 7, 2014 was 2,861,214 and the number of outstanding shares of Non-Voting Common Stock, no par value per share, was 3,839,688.

Intermountain Community Bancorp
FORM 10-Q
For the Quarter Ended March 31, 2014

PART I — Financial Information
Item - 1 Financial Statements
Intermountain Community Bancorp
Consolidated Balance Sheets
(Unaudited)

	March 31, 2014	December 31, 2013
	(Dollars in thousands)
ASSETS
Cash and cash equivalents:
Interest-bearing	$16,712	$44,946
Non-interest bearing and vault	10,122	7,851
Total cash and cash equivalents	26,834	52,797
Restricted cash	10,747	12,333
Available-for-sale securities, at fair value	261,097	251,638
Held-to-maturity securities, at amortized cost	26,174	28,286
Federal Home Loan Bank (“FHLB”) of Seattle stock, at cost	2,167	2,187
Loans held for sale	628	614
Loans receivable, net	507,000	514,834
Accrued interest receivable	4,028	4,170
Office properties and equipment, net	34,232	34,685
Deferred tax asset, net	20,963	21,655
Bank-owned life insurance ("BOLI")	9,876	9,797
Other real estate owned (“OREO”)	3,768	3,684
Prepaid expenses and other assets	2,936	2,968
Total assets	$910,450	$939,648
LIABILITIES
Deposits:
Interest bearing deposits	$473,473	$470,257
Noninterest bearing deposits	237,077	235,793
Total deposits	710,550	706,050
Securities sold subject to repurchase agreements	64,720	99,888
Advances from Federal Home Loan Bank	4,000	4,000
Unexercised stock warrant liability	1,048	942
Cashier checks issued and payable	2,959	3,620
Accrued interest payable	219	219
Other borrowings	23,235	23,410
Accrued expenses and other liabilities	7,828	7,507
Total liabilities	814,559	845,636
STOCKHOLDERS’ EQUITY
Common stock 30,000,000 authorized; 2,701,214 and 2,701,214 shares issued and 2,651,214 and 2,651,214 shares outstanding as of March 31, 2014 and December 31, 2013, respectively	97,180	97,087
Common stock - non-voting 10,000,000 shares authorized; 3,839,688 and 3,839,688 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	31,941	31,941
Accumulated other comprehensive loss, net of tax	(431)	(1,182)
Accumulated deficit	(32,799)	(33,834)
Total stockholders’ equity	95,891	94,012
Total liabilities and stockholders’ equity	$910,450	$939,648
The accompanying notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
	(Dollars in thousands, except per share data)
Interest income:
Loans	$6,114	$6,735
Investments and cash equivalents	1,642	1,593
Total interest income	7,756	8,328
Interest expense:
Deposits	424	561
Other borrowings	358	424
Total interest expense	782	985
Net interest income	6,974	7,343
Provision for loan loss	(103)	(179)
Net interest income after provision for loan losses	6,871	7,164
Other income:
Fees and service charges	1,122	1,079
Commissions & fees from trust & investment advisory services	541	527
Loan related fee income	305	611
Net gain on sale of securities	5	40
Net gain on sale of other assets	4	4
Other-than-temporary impairment (“OTTI”) losses on investments (1)	—	(42)
Bank-owned life insurance	79	84
Fair value adjustment on cash flow hedge	—	67
Unexercised warrant liability fair value adjustment	(106)	56
Other	48	113
Total other income	1,998	2,539
Operating expenses:
Salaries and employee benefits	3,876	4,175
Occupancy	1,181	1,185
Technology	822	876
Advertising	149	113
Fees and service charges	90	93
Printing, postage and supplies	175	217
Legal and accounting	403	349
FDIC assessment	146	186
OREO operations	(63)	111
Other expenses	656	873
Total operating expenses	7,435	8,178
Net income before income taxes	1,434	1,525
Income tax expense	(400)	—
Net income	1,034	1,525
Preferred stock dividend	—	458
Net income applicable to common stockholders	$1,034	$1,067
Earnings per share — basic	$0.16	$0.17
Earnings per share — diluted	$0.16	$0.16
Weighted average common shares outstanding — basic	6,540,902	6,442,988
Weighted average common shares outstanding — diluted	6,606,489	6,480,024
(1)    Consisting of $0 and $0 of total other-than-temporary impairment net losses, net of $0 and $(42) recognized in other comprehensive income, for the three months ended March 31, 2014 and 2013, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
	(Dollars in thousands)
Net income	$1,034	$1,525
Other comprehensive income (loss):
Change in unrealized gains/losses on investments, and mortgage backed securities (“MBS”) available for sale, excluding non-credit loss on impairment of securities	1,249	495
Realized net gains reclassified from other comprehensive income	(5)	(40)
Non-credit loss on impairment on available-for-sale debt securities	—	42
Less deferred income tax provision on securities	(493)	(197)
Net other comprehensive income	751	300
Comprehensive income	$1,785	$1,825
The accompanying notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
	2014	2013
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$1,034	$1,525
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	569	605
Stock-based compensation expense	93	13
Net amortization of premiums on securities	1,314	1,697
Provision for loan losses	103	179
Amortization of core deposit intangibles	12	17
(Gain) on sale of loans, investments, property and equipment	(163)	(369)
Impact of hedge dedesignation and current fair value adjustment	—	69
OTTI credit loss on available-for-sale investments	—	42
OREO valuation adjustments	—	26
Accretion of deferred gain on sale of branch property	(4)	(4)
Net accretion of loan and deposit discounts and premiums	—	(3)
Increase in cash surrender value of bank-owned life insurance	(79)	(84)
Change in value of stock warrants	106	(56)
Change in:
Accrued interest receivable	142	269
Prepaid expenses and other assets	203	366
Accrued interest payable and other liabilities	325	(440)
Accrued expenses and other cashiers checks	(661)	743
Proceeds from sale of loans originated for sale	6,934	13,711
Loans originated for sale	(6,792)	(13,721)
Net cash provided by operating activities	3,136	4,585
Cash flows from investing activities:
Proceeds from redemption of FHLB Stock	20	21
Purchases of available-for-sale securities	(28,680)	(23,575)
Proceeds from sales, calls or maturities of available-for-sale securities	11,229	2,003
Principal payments on mortgage-backed securities	8,023	17,778
Purchases of held-to-maturity securities	(870)	—
Proceeds from sales, calls or maturities of held-to-maturity securities	2,885	24
Origination of loans, net of principal payments	7,647	21,444
Purchase of office properties and equipment and software	(100)	(384)
Proceeds from sale of other real estate owned	—	656
Proceeds from sale of office properties and equipment	3	—
Net change in restricted cash	1,586	868
Net cash provided by investing activities	1,743	18,835
Cash flows from financing activities:
Net change in demand, money market and savings deposits	5,744	(16,214)
Net change in certificates of deposit	(1,243)	(13,253)
Net change in repurchase agreements	(35,168)	(10,581)
Payments on borrowings	(175)	—
Retirement of treasury stock	—	(1)
Payment of preferred stock dividend	—	(338)
Net cash used in financing activities	(30,842)	(40,387)
Net change in cash and cash equivalents	(25,963)	(16,967)
Cash and cash equivalents, beginning of period	52,797	66,938
Cash and cash equivalents, end of period	$26,834	$49,971
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$783	$1,833
Noncash investing and financing activities:
Loans converted to other real estate owned	$84	$394
The accompanying notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp
Notes to Consolidated Financial Statements (Unaudited)

1. Basis of Presentation:
The foregoing unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2013. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented.
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

2. Cash & Cash Equivalents:

The balances of the Company's cash and cash equivalents are as follows (in thousands):

	3/31/2014	12/31/2013
Unrestricted interest-bearing cash and cash equivalents	$16,712	$44,946
Unrestricted non interest-bearing and vault cash	$10,122	$7,851
Restricted non-interest bearing cash	$10,747	$12,333
At March 31, 2014 and December 31, 2013, unrestricted interest bearing cash was deposited at the Federal Reserve ("FRB") and Federal Home Loan Bank of Seattle ("FHLB"). Unrestricted non-interest bearing cash includes overnight cash deposited at several of the Company's correspondent banks and balances kept in the vaults of its various offices. At March 31, 2014 restricted non-interest bearing cash consisted of the following:

•	At March 31, 2014, no reserve balance was required at the FRB; a $1.6 million reserve balance was required to meet FRB reserve requirements on December 31, 2013;

•	At both March 31, 2014 and December 31, 2013, $172,000 was pledged to various correspondent banks to secure interest rate swap transactions and foreign currency exchange lines;

•
At both March 31, 2014 and December 31, 2013, $1.1 million was held at the Company's subsidiary Bank to be used for future tenant improvements of the Sandpoint Center, as required by the agreement executed to sell the Sandpoint Center in 2009;

•
At both March 31, 2014 and December 31, 2013, $9.5 million was held at the Company's subsidiary Bank as required by an intercompany agreement signed by the Company and the Bank as part of the Company's January 2012 capital raise, which represents a pledge of funds to the Bank to partially secure the loan made by the Bank to the third party who bought and subsequently leased the Sandpoint Center back to the Bank.

3. Investments:

The amortized cost and fair values of investments are as follows (in thousands):

	Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value/ Carrying Value
March 31, 2014
Corporate Bonds	$4,000	$—	$(19)	$3,981
State and municipal securities	60,636	1,088	(967)	60,757
Mortgage-backed securities - Agency Pass Throughs	48,171	820	(382)	48,609
Mortgage-backed securities - Agency CMO's	118,655	617	(1,695)	117,577
SBA Pools	25,620	363	(29)	25,954
Mortgage-backed securities - Non Agency CMO's (investment grade)	1,965	—	(173)	1,792
Mortgage-backed securities - Non Agency CMO's (below investment grade)	2,514	25	(112)	2,427
	$261,561	$2,913	$(3,377)	$261,097
December 31, 2013
Corporate Bonds	$4,000	$—	$(85)	$3,915
State and municipal securities	$51,335	$469	$(1,765)	$50,039
Mortgage-backed securities - Agency Pass Throughs	52,104	768	(499)	52,373
Mortgage-backed securities - Agency CMO's	114,704	849	(1,542)	114,011
SBA Pools	26,518	355	(46)	26,827
Mortgage-backed securities - Non Agency CMO's (investment grade)	2,025	—	(65)	1,960
Mortgage-backed securities - Non Agency CMO's (below investment grade)	2,654	31	(172)	2,513
	$253,340	$2,472	$(4,174)	$251,638
	Held-to-Maturity
	Carrying Value / Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2014
State and municipal securities	$26,174	$918	$(24)	$27,068
December 31, 2013
State and municipal securities	$28,286	$857	$(119)	$29,024

The following table summarizes the duration of Intermountain’s unrealized losses on available-for-sale and held-to-maturity securities as of the dates indicated (in thousands).

	Less Than 12 Months		12 Months or Longer		Total
March 31, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate Bonds	$1,981	$(19)	$—	$—	$1,981	$(19)
Residential mortgage-back securities	72,701	(1,919)	15,196	(443)	87,897	(2,362)
SBA Pools	2,745	(3)	4,130	(26)	6,875	(29)
State and municipal securities	30,134	(840)	2,162	(151)	32,296	(991)
Total	$107,561	$(2,781)	$21,488	$(620)	$129,049	$(3,401)

December 31, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$3,915	$(85)	$—	$—	$3,915	$(85)
Mortgage-backed securities & CMO's	$69,297	$(1,709)	$20,657	$(569)	$89,954	$(2,278)
SBA Pools	7,206	(46)	—	—	7,206	(46)
State and municipal securities	36,615	(1,760)	1,586	(124)	38,201	(1,884)
Total	$117,033	$(3,600)	$22,243	$(693)	$139,276	$(4,293)

At March 31, 2014, the amortized cost and fair value of available-for-sale and held-to-maturity debt securities, by contractual maturity, are as follows (in thousands):

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$—	$—	$1,372	$1,390
After one year through five years	1,537	1,555	3,956	4,109
After five years through ten years	7,271	7,125	14,945	15,408
After ten years	55,828	56,057	5,901	6,161
Subtotal	64,636	64,737	26,174	27,068
Mortgage-backed securities	171,305	170,406	—	—
SBA Pools	25,620	25,954	—	—
Total Securities	$261,561	$261,097	$26,174	$27,068

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Intermountain’s investment portfolios are managed to provide and maintain liquidity; to maintain a balance of high quality, diversified investments to minimize risk; to offset other asset portfolio elements in managing interest rate risk; to provide collateral for pledging; and to maximize returns. At March 31, 2014, the Company does not intend to sell any of its available-for-sale securities that have a loss position and it is not likely that it will be required to sell the available-for-sale securities before the anticipated recovery of their remaining amortized cost or maturity date. The unrealized losses on residential mortgage-backed securities without other-than-temporary impairment (“OTTI”) were considered by management to be temporary in nature.

The following table presents the OTTI losses for the three months ended March 31, 2014 and 2013:

	2014		2013
	Held To Maturity	Available For Sale	Held To Maturity	Available For Sale
Total other-than-temporary impairment losses	$—	$—	$—	$—
Portion of other-than-temporary impairment losses transferred from other comprehensive income (1)	—	—	—	42
Net impairment losses recognized in earnings (2)	$—	$—	$—	$42

(1)	Represents other-than-temporary impairment losses related to all other factors.

(2)	Represents other-than-temporary impairment losses related to credit losses.

The OTTI recognized on investment securities available for sale in 2013 relates to one non-agency collateralized mortgage obligation, that was sold in the fourth quarter of 2013. This security held various levels of credit subordination. This security was valued by third-party pricing services using matrix or model pricing methodologies and were corroborated by broker indicative bids. We estimated the cash flows of the underlying collateral for this security considering credit, interest and prepayment risk models that incorporate management’s estimate of projected key assumptions including prepayment rates, collateral default rates and loss severity. Assumptions utilized vary from security to security, and are influenced by factors such as underlying loan interest rates, geographic location, borrower characteristics, vintage, and historical experience. We then used a third party to obtain information about the structure of the security, including subordination and other credit enhancements, in order to determine how the underlying collateral cash flows will be distributed to each security issued in the structure. These cash flows were then discounted at the interest rate equal to the yield anticipated at the time the security was purchased. We reviewed the actual collateral performance of this security on a quarterly basis and updated the inputs as appropriate to determine the projected cash flows.

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

4. Loans and Allowance for Loan Losses:
The components of loans receivable are as follows (in thousands):

	March 31, 2014
	Loans Receivable	%	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Commercial	$110,879	21.5%	$5,258	$105,621
Commercial real estate	174,371	33.9	2,824	171,547
Commercial construction	15,230	3.0	—	15,230
Land and land development loans	30,695	6.0	2,255	28,440
Agriculture	94,809	18.4	2,983	91,826
Multifamily	14,529	2.8	—	14,529
Residential real estate	58,333	11.3	3,321	55,012
Residential construction	1,533	0.3	—	1,533
Consumer	8,672	1.7	32	8,640
Municipal	5,928	1.1	—	5,928
Total loans receivable	514,979	100.0%	$16,673	$498,306
Allowance for loan losses	(7,779)
Deferred loan fees, net of direct origination costs	(200)
Loans receivable, net	$507,000
Weighted average interest rate	5.10%

	December 31, 2013
	Loans Receivable	%	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Commercial	$113,736	21.8%	$4,713	$109,023
Commercial real estate	181,207	34.7	3,128	178,079
Commercial construction	7,383	1.4	—	7,383
Land and land development loans	28,946	5.5	2,487	26,459
Agriculture	96,584	18.5	2,868	93,716
Multifamily	18,205	3.5	—	18,205
Residential real estate	59,172	11.3	3,157	56,015
Residential construction	2,531	0.5	—	2,531
Consumer	9,033	1.7	33	9,000
Municipal	5,964	1.1	—	5,964
Total loans receivable	522,761	100.0%	$16,386	$506,375
Allowance for loan losses	(7,687)
Deferred loan fees, net of direct origination costs	(240)
Loans receivable, net	$514,834
Weighted average interest rate	5.14%

The components of the allowance for loan loss by types are as follows (in thousands):

	March 31, 2014			December 31, 2013
	Total Allowance	Individually Evaluated Allowance	Collectively Evaluated Allowance	Total Allowance	Individually Evaluated Allowance	Collectively Evaluated Allowance
Commercial	$1,838	$469	$1,369	$1,819	$398	$1,421
Commercial real estate	2,370	330	2,040	2,455	332	2,123
Commercial construction	340	—	340	177	—	177
Land and land development loans	888	78	810	1,067	257	810
Agriculture	754	28	726	726	17	709
Multifamily	31	—	31	33	—	33
Residential real estate	1,402	728	674	1,192	495	697
Residential construction	34	—	34	56	—	56
Consumer	98	10	88	136	7	129
Municipal	24	—	24	26	—	26
Total	$7,779	$1,643	$6,136	$7,687	$1,506	$6,181

A summary of current, past due and nonaccrual loans as of March 31, 2014 is as follows, (in thousands):

	Current	30-89 Days Past Due	90 Days or More Past Due and Accruing	Nonaccrual	Total
Commercial	$107,660	$253	$—	$2,966	$110,879
Commercial real estate	174,273	19	—	79	174,371
Commercial construction	15,230	—	—	—	15,230
Land and land development loans	30,538	—	—	157	30,695
Agriculture	94,196	2	—	611	94,809
Multifamily	14,529	—	—	—	14,529
Residential real estate	57,077	554	—	702	58,333
Residential construction	1,533	—	—	—	1,533
Consumer	8,635	34	—	3	8,672
Municipal	5,928	—	—	—	5,928
Total	$509,599	$862	$—	$4,518	$514,979

A summary of current, past due and nonaccrual loans as of December 31, 2013 is as follows, (in thousands):

	Current	30-89 Days Past Due	90 Days or More Past Due and Accruing	Nonaccrual	Total
Commercial	$111,353	$952	$—	$1,431	$113,736
Commercial real estate	181,028	12	—	167	181,207
Commercial construction	7,383	—	—	—	7,383
Land and land development loans	28,776	9	—	161	28,946
Agriculture	96,320	51	—	213	96,584
Multifamily	18,205	—	—	—	18,205
Residential real estate	58,238	241	—	693	59,172
Residential construction	2,531	—	—	—	2,531
Consumer	9,028	2	—	3	9,033
Municipal	5,964	—	—	—	5,964
Total	$518,826	$1,267	$—	$2,668	$522,761

The following table provides a summary of Troubled Debt Restructurings ("TDR") outstanding at period end by performing status, (in thousands).

	March 31, 2014			December 31, 2013
	Nonaccrual	Accrual	Total	Nonaccrual	Accrual	Total
Commercial	$233	$1,940	$2,173	$249	$1,590	$1,839
Commercial real estate	37	2,008	2,045	38	1,931	1,969
Land and land development loans	44	1,907	1,951	46	2,063	2,109
Agriculture	—	2,065	2,065	—	2,483	2,483
Residential real estate	496	1,129	1,625	498	1,140	1,638
Consumer	—	7	7	—	9	9
Total	$810	$9,056	$9,866	$831	$9,216	$10,047

The Company's loans that were modified in the three-month period ended March 31, 2014 and 2013 and considered a TDR are as follows (dollars in thousands):

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Number	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial	7	$425	$417	4	$263	$263
Land and land development loans	—	—	—	2	153	153
Agriculture	—	—	—	4	1,216	1,216
Consumer	—	—	—	1	90	90
	7	$425	$417	11	$1,722	$1,722

The balances below provide information as to how the loans were modified as TDRs during the three months ended March 31, 2014 and 2013, (in thousands).

	Three Months Ended March 31, 2014		Three months ended March 31, 2013
	Adjusted Interest Rate Only	Other*	Adjusted Interest Rate Only	Other*
Commercial	$111	$306	$—	$263
Land and land development loans	—	—	36	117
Agriculture	—	—	852	364
Consumer	—	—	—	90
	$111	$306	$888	$834
(*) Other includes term or principal concessions or a combination of concessions, including interest rates.

As of March 31, 2014, the Company had specific reserves of $693,000 on TDRs, and there were no TDRs in default.

The allowance for loan losses and reserve for unfunded commitments are maintained at levels considered adequate by management to provide for probable loan losses as of the reporting dates. The allowance for loan losses and reserve for unfunded commitments are based on management’s assessment of various factors affecting the loan portfolio, including problem loans, business conditions and loss experience, and an overall evaluation of the quality of the underlying collateral. Changes in the allowance for loan losses and the reserve for unfunded commitments during the three-month periods ended March 31, 2014 and 2013 are as follows:

	Allowance for Loan Losses for the three months ended March 31, 2014
	Balance, Beginning of Quarter	Charge-Offs Jan 1 through Mar 31, 2014	Recoveries Jan 1 through Mar 31, 2014	Provision	Balance, End of Quarter
	(Dollars in thousands)
Commercial	$1,819	$(71)	$43	$47	$1,838
Commercial real estate	2,455	(1)	3	(87)	2,370
Commercial construction	177	—	—	163	340
Land and land development loans	1,067	—	6	(185)	888
Agriculture	726	—	12	16	754
Multifamily	33	—	—	(2)	31
Residential real estate	1,192	(19)	24	205	1,402
Residential construction	56	—	2	(24)	34
Consumer	136	(42)	32	(28)	98
Municipal	26	—	—	(2)	24
Allowance for loan losses	$7,687	$(133)	$122	$103	$7,779

	Allowance for Loan Losses for the three months ended March 31, 2013
	Balance, Beginning of Quarter	Charge-Offs Jan 1 through Mar 31, 2013	Recoveries Jan 1 through Mar 31, 2013	Provision	Balance, End of Quarter
	(Dollars in thousands)
Commercial	$2,156	$(89)	$178	$(482)	$1,763
Commercial real estate	2,762	(566)	6	612	2,814
Commercial construction	101	—	2	114	217
Land and land development loans	1,197	(7)	15	5	1,210
Agriculture	228	—	19	(6)	241
Multifamily	51	—	—	4	55
Residential real estate	1,144	—	25	(66)	1,103
Residential construction	24	—	—	11	35
Consumer	202	(65)	38	31	206
Municipal	78	—	—	(44)	34
Allowances for loan losses	$7,943	$(727)	$283	$179	$7,678

Allowance for Unfunded Commitments

	Three Months Ended March 31,
	2014	2013
Beginning of period	$16	$15
Adjustment	1	2
Allowance — Unfunded Commitments at end of period	$17	$17

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

The following tables summarize impaired loans:

	Impaired Loans
	March 31, 2014			December 31, 2013
	Recorded Investment	Principal Balance	Related Allowance	Recorded Investment	Principal Balance	Related Allowance
	(Dollars in thousands)
With an allowance recorded:
Commercial	$1,622	$1,681	$469	$1,742	$1,896	$398
Commercial real estate	1,109	1,141	330	1,133	1,165	332
Land and land development loans	632	636	78	843	848	257
Agriculture	442	442	28	375	375	17
Residential real estate	1,321	1,322	728	1,094	1,095	495
Consumer	11	13	10	8	10	7
Total	$5,137	$5,235	$1,643	$5,195	$5,389	$1,506
Without an allowance recorded:
Commercial	$3,636	$4,592	$—	$2,971	$3,780	$—
Commercial real estate	1,715	2,054	—	1,995	2,377	—
Land and land development loans	1,623	1,782	—	1,644	1,799	—
Agriculture	2,541	2,575	—	2,493	2,524	—
Residential real estate	2,000	2,232	—	2,063	2,277	—
Consumer	21	38	—	25	43	—
Total	$11,536	$13,273	$—	$11,191	$12,800	$—
Total:
Commercial	$5,258	$6,273	$469	$4,713	$5,676	$398
Commercial real estate	2,824	3,195	330	3,128	3,542	332
Land and land development loans	2,255	2,418	78	2,487	2,647	257
Agriculture	2,983	3,017	28	2,868	2,899	17
Residential real estate	3,321	3,554	728	3,157	3,372	495
Consumer	32	51	10	33	53	7
Total	$16,673	$18,508	$1,643	$16,386	$18,189	$1,506

	Impaired Loans
	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
	Average Recorded Investment	Interest Income Recognized (*)	Average Recorded Investment	Interest Income Recognized (*)
	(Dollars in thousands)
With an allowance recorded:
Commercial	$1,682	$30	$1,360	$115
Commercial real estate	1,121	20	1,329	25
Land and land development loans	737	14	1,609	28
Agriculture	409	16	23	2
Residential real estate	1,207	25	978	15
Consumer	10	1	142	3
Total	$5,166	$106	$5,441	$188
Without an allowance recorded:
Commercial	$3,303	$203	$3,439	$207
Commercial real estate	1,855	107	2,847	160
Land and land development loans	1,634	25	380	22
Agriculture	2,517	57	2,316	111
Residential real estate	2,032	53	1,373	46
Consumer	23	1	36	1
Total	$11,364	$446	$10,391	$547
Total:
Commercial	$4,985	$233	$4,799	$322
Commercial real estate	2,976	127	4,176	185
Land and land development loans	2,371	39	1,989	50
Agriculture	2,926	73	2,339	113
Residential real estate	3,239	78	2,351	61
Consumer	33	2	178	4
Total	$16,530	$552	$15,832	735
(*) Interest Income on individually impaired loans is calculated using the cash-basis method, using year to date interest on loans outstanding at March 31.

Loan Risk Characteristics

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

Commercial Real Estate Loans: Recovering economic conditions and stabilizing commercial property values have reduced risk in this segment from prior recent quarters. In comparison to its national peer group, the Company has less overall exposure to commercial real estate and a stronger mix of owner-occupied (where the borrower occupies and operates in at least part of the building) versus non-owner occupied loans. The loans represented in this category are spread across the Company's footprint, and there are no significant concentrations by industry type or borrower. The most significant property types represented in the portfolio are office 22.4%, industrial 16.3%, health care 13.7% and retail 14.2%. The other 33.4% is a mix of property types with smaller concentrations, including religious facilities, auto-related properties, restaurants, convenience stores, storage units, motels and commercial investment land.

While 70.3% of the Company's commercial real estate portfolio is in its Northern Idaho/Eastern Washington region, this region is a large and diverse region with differing local economies and real estate markets. Given this diversity, and the diversity of property types and industries represented, management does not believe that this concentration represents a significant concentration risk.

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

Construction and Development Loans: After the aggressive reduction efforts of the past few years, the land development and commercial construction loan components pose much lower concentration risk for the total loan portfolio, and now total $45.9 million, or 9.0% of the loan portfolio. The substantial portfolio reduction, combined with stabilizing real estate values, has reduced risk in this portfolio to a level where it no longer represents a significant concentration risk.

Agricultural Loans: The agricultural portfolio represents a larger percentage of the loans in the Bank's southern Idaho region. At the end of the period, agricultural loans and agricultural real estate loans totaled $94.8 million or 18.4% of the total loan portfolio. The agricultural portfolio consists of loans secured by livestock, crops and real estate. Agriculture has typically been a cyclical industry with periods of both strong and weak performance. Current conditions remain strong but may weaken in the next few years because of rising input costs, weaker commodity prices, and potential water shortages. To mitigate credit risk, specific underwriting is applied to retain only borrowers that have proven track records in the agricultural industry. Many of Intermountain's agricultural borrowers are third or fourth generation farmers and ranchers with limited real estate debt, which reduces overall debt coverage requirements and provides extra flexibility and collateral for equipment and operating borrowing needs. In addition, the Bank has hired senior lenders with significant experience in agricultural lending to administer these loans. Further mitigation is provided through frequent collateral inspections, adherence to farm operating budgets, and annual or more frequent review of financial performance.

Multifamily: The multifamily segment comprises $14.5 million or 2.8% of the total loan portfolio at the end of the period. This portfolio represents relatively low risk for the Company, as a result of the strong current market for multifamily properties and low vacancy rates across the Company's footprint.

Residential Real Estate, Residential Construction and Consumer: Residential real estate, residential construction and consumer loans total $68.5 million or 13.3% of the total loan portfolio. Management does not believe they represent significant concentration risk. However, continuing soft employment conditions and reduced home equity is putting pressure on some borrowers in this portfolio.

Municipal loans: Municipal loans comprise $5.9 million or 1.1% of the total loan portfolio. The small size of the portfolio and careful underwriting of the loans within it limit overall concentration risk in this segment.

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

Credit quality indicators by loan segment are summarized as follows:

	Loan Portfolio Credit Grades by Type March 31, 2014
	Satisfactory Grade 1-3	Internal Watch Grade 4	Special Mention Grade 5	Substandard Grade 6	Doubtful Grade 7	Total
	(Dollars in thousands)
Commercial	$78,051	$23,935	$1,308	$7,585	$—	$110,879
Commercial real estate	131,127	39,499	—	3,745	—	174,371
Commercial construction	15,225	5	—	—	—	15,230
Land and land development loans	16,658	13,216	—	821	—	30,695
Agriculture	74,364	16,115	103	4,227	—	94,809
Multifamily	3,703	10,826	—	—	—	14,529
Residential real estate	46,918	8,266	—	3,149	—	58,333
Residential construction	1,533	—	—	—	—	1,533
Consumer	8,128	460	2	82	—	8,672
Municipal	5,837	91	—	—	—	5,928
Loans receivable, net	$381,544	$112,413	$1,413	$19,609	$—	$514,979

	Loan Portfolio Credit Grades by Type December 31, 2013
	Satisfactory Grade 1-3	Internal Watch Grade 4	Special Mention Grade 5	Substandard Grade 6	Doubtful Grade 7	Total
	(Dollars in thousands)
Commercial	$81,303	$23,741	$1,172	$7,520	$—	$113,736
Commercial real estate	136,253	41,295	—	3,659	—	181,207
Commercial construction	7,292	51	40	—	—	7,383
Land and land development loans	14,187	13,718	—	1,041	—	28,946
Agriculture	77,402	14,466	678	4,038	—	96,584
Multifamily	6,368	8,086	—	3,751	—	18,205
Residential real estate	47,441	8,771	—	2,960	—	59,172
Residential construction	2,531	—	—	—	—	2,531
Consumer	8,469	474	3	87	—	9,033
Municipal	5,863	101	—	—	—	5,964
Loans receivable, net	$387,109	$110,703	$1,893	$23,056	$—	$522,761

The following table summarizes non-performing assets and classified loans at the dates indicated:

	March 31, 2014	December 31, 2013
	(Dollars in thousands)
Loans past due in excess of 90 days and still accruing	$—	$—
Non-accrual loans	4,518	2,668
Total non-performing loans	4,518	2,668
Other real estate owned (“OREO”)	3,768	3,684
Total non-performing assets (“NPAs”)	$8,286	$6,352
Classified loans (1)	$19,609	$23,056
_____________________________

1)	Classified loan totals are inclusive of non-performing loans and may also include troubled debt restructured loans, depending on the grading of these restructured loans.

5. Other Borrowings:
The components of other borrowings are as follows (in thousands):

	March 31, 2014	December 31, 2013
Term note payable (1)	$8,279	$8,279
Term note payable (2)	8,248	8,248
Term note payable (3)	6,708	6,883
Total other borrowings	$23,235	$23,410
_____________________________

(1)
In January 2003, the Company issued $8.0 million of Trust Preferred securities through its subsidiary, Intermountain Statutory Trust I. The debt associated with these securities bears interest on a variable basis tied to the 90-day LIBOR (London Inter-Bank Offering Rate) index plus 3.25%, with interest only paid quarterly. The rate on this borrowing was 3.49% at March 31, 2014. The debt is callable by the Company quarterly and matures in March 2033. See Note A below.

(2)
In March 2004, the Company issued $8.0 million of Trust Preferred securities through its subsidiary, Intermountain Statutory Trust II. The debt associated with these securities bears interest on a variable basis tied to the 90-day LIBOR index plus 2.8%, with interest only paid quarterly. The rate on this borrowing was 3.04% at March 31, 2014. The debt is callable by the Company quarterly and matures in April 2034. See Note A below:

A)
Intermountain’s obligations under the debentures issued to the trusts referred to above constitute a full and unconditional guarantee by Intermountain of the Statutory Trusts’ obligations under the Trust Preferred Securities. In accordance with ASC 810, Consolidation, the trusts are not consolidated and the debentures and related amounts are treated as debt of Intermountain.

(3)    In November 2013, the Company entered into a Loan Agreement with NexBank SSB (“Lender”) providing for a term loan in the amount of $7,000,000 (the “Loan Agreement”). The loan accrues interest at three-month LIBOR plus 4% per annum and has a maturity date of November 19, 2018. The rate on the loan at March 31, 2014 was 4.28%. The Company used the net proceeds of the loan as part of its full repayment to Treasury to redeem the preferred shares issued to Treasury under the CPP. Commencing December 1, 2013, monthly installments of principal in the amount of $58,333.33, plus accrued interest are due and payable. The Company may prepay the loan (and all accrued interest) without fee or penalty. In connection with entering into the Loan Agreement, the Company issued to Lender a Promissory Note dated as of November 19, 2013 (“Note”). The obligations of the Company under the Loan Agreement and the Note are secured by a pledge of all of the common stock of the Company’s subsidiary, Panhandle State Bank (the “Bank”), pursuant to a Pledge and Security Agreement dated as of November 19, 2013 (the “Pledge Agreement”). In the event of a default by the Company under the Loan Agreement, the Lender may declare the Note to be immediately due and payable and exercise or pursue any other remedy permitted under or conferred on Lender by operation of law. The Loan Agreement and the related Note include various covenants and agreements that are customary for loan agreements and promissory notes of this type, including certain financial and capital ratios. Under the Loan Agreement, the Company among other things must limit any indebtedness that it incurs during the life of the loan and is restricted from merging or being acquired without Lender approval. As of March 31, 2014, the Company believes that it had met all covenants and other conditions of the Loan Agreement.

6. Earnings Per Share:
The following table presents the basic and diluted earnings per share computations (numbers in thousands):

	Three Months Ended March 31,
	2014	2013
Numerator:
Net income - basic and diluted	$1,034	$1,525
Preferred stock dividend	—	458
Net income applicable to common stockholders	$1,034	$1,067
Denominator:
Weighted average shares outstanding - basic	6,490,902	6,442,988
Effect of unvested restricted stock awards considered participating securities	50,000	—
Weighted-average shares outstanding - basic	6,540,902	6,442,988
Dilutive effect of common stock options, warrants, restricted stock awards	65,587	37,036
Weighted average shares outstanding — diluted	6,606,489	6,480,024
Earnings per share — basic and diluted:
Earnings per share — basic	$0.16	$0.17
Effect of dilutive common stock options, warrants, restricted stock awards	—	(0.01)
Earnings per share — diluted	$0.16	$0.16

At March 31, 2014 and March 31, 2013, there were 2,127 and 8,042 anti-dilutive common stock options, respectively, not included in diluted earnings per share.  At March 31, 2014 and March 31, 2013, there were 65,323 anti-dilutive common stock warrants-Series A not included in diluted earnings per share.
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
In addition, as part of the Company's January 2012 capital raise, warrants to purchase 1,700,000 shares, and on a reverse-split adjusted basis, 170,000 shares of the Company's Voting Common or Non-Voting Common were issued to two of the shareholders participating in the raise. The cash proceeds of the offering were allocated between the warrants, the Common Stock and the Series B Preferred Stock based on the relative estimated fair values at the date of issuance. The fair value of the warrants was determined using common valuation modeling. The modeling includes assumptions regarding the Company’s common stock prices, dividend yield, and stock price volatility as well as assumptions regarding the risk-free interest rate. The strike price for the warrant, on a reverse-split adjusted basis, is $10 per share, but is adjusted down if the Company recorded or otherwise issues shares at a price lower than the strike price. As such, the warrants are accounted for as a liability and listed at fair value on the Company's financial statements. Adjustments to the fair value are measured quarterly and any changes are recorded through non-interest income.
In May 2012, the Company successfully completed an $8.7 million Common Stock rights offering, including the purchase of unsubscribed shares by investors in the Company's January private placement. As a result of the raise, the Company, issued, on a reverse-split adjusted basis, 525,000 shares of Voting Common stock and 345,000 shares of Non-Voting Common Stock.

8. Income Taxes:
For the three month period ended March 31, 2014, the Company recorded income tax expense of $400,000, as compared to no expense for the same period last year. In each of these periods, the Company generated positive net income before income taxes, but for the three months ended March 31, 2013, recorded no expense as it offset current income against carryforward losses from prior years.
The Company had deferred tax assets totaling $21.0 million at March 31, 2014 compared to $21.7 million at December 31, 2013. The decrease in the net deferred tax asset reflects the impacts of additional earnings and an increase in the unrealized market value of the Company's investment securities.
At March 31, 2014, Intermountain assessed whether it was more likely than not that it would realize the benefits of its deferred tax asset. It determined that the positive evidence associated with a three-year cumulative positive income, improving national and regional economic conditions, significantly reduced credit and other balance sheet risk, and improving Company performance offset the negative evidence of losses in 2009 and 2010. Intermountain used an estimate of future earnings, future reversals of taxable temporary differences, and tax planning strategies to determine whether it is more likely than not that the benefit of the deferred tax asset would be realized. In estimating the future earnings, management assumed moderately improving economic conditions. As such, its estimates included continued lower credit losses in 2014 and ensuing years as the Company’s loan portfolio continues to turn over. It also assumed: (1) a compressed but stable net interest margin in 2014, with gradual improvement in future years, as the Company is able to convert some of its cash position to higher yielding instruments; (2) stable other income as increased trust and investment income offsets reductions in mortgage origination income; and (3) stable operating expenses as continued cost reduction strategies offset inflationary increases. The Company analyzes the deferred tax asset on a quarterly basis and may establish a new allowance at some future time depending on actual results and estimates of future profitability.
Intermountain has performed an analysis of its uncertain tax positions and has not recorded any potential penalties, interest or additional tax in its financial statements as of March 31, 2014. If Intermountain did incur penalties or interest, they would be reported in income tax expense. Intermountain’s tax positions for the years after 2009 remain subject to review by the Internal Revenue Service. Intermountain does not expect its unrecognized tax benefits to significantly change within the next twelve months.

9. Fair Value of Financial Instruments:
Intermountain is required to disclose the estimated fair value of financial instruments, both assets and liabilities on and off the balance sheet, for which it is practicable to estimate fair value. These fair value estimates are made at March 31, 2014 based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price an asset could be sold at or the price a liability could be settled for. However, given there is no active market or observable market transactions for many of the Company's financial instruments, the Company has made estimates of many of these fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimated values.
The estimated fair value of the instruments as of March 31, 2014 and December 31, 2013 are as follows (in thousands):

	Fair Value Measurements as of
		March 31, 2014		December 31, 2013
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash, cash equivalents, restricted cash and federal funds sold	1	$37,581	$37,581	$65,130	$65,130
Available-for-sale securities	2	261,097	261,097	251,638	251,638
Held-to-maturity securities	2	26,174	27,068	28,286	29,024
Loans held for sale	2	628	628	614	614
Loans receivable, net	3	507,000	515,221	514,834	523,209
Accrued interest receivable	2	4,028	4,028	4,170	4,170
BOLI	1	9,876	9,876	9,797	9,797
Other assets	2 & 3	2,124	2,124	2,060	2,060
Financial liabilities:
Deposit liabilities	3	710,550	673,033	706,050	670,895
Borrowings	3	91,955	92,519	127,298	127,656
Accrued interest payable	2	219	219	219	219
Unexercised warrants	3	1,048	1,048	942	942
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
Securities
The fair values of securities are based principally on market prices and dealer quotes. Certain fair values are estimated using pricing models or are based on comparisons to market prices of similar securities. The Company obtained fair value measurements from an independent pricing service and internally validated these measurements. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus, prepayment speeds, credit information and the bond’s terms and conditions, among other things.
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
Interest Rate Swaps
The Company holds interest rate swaps as a hedging strategy to help manage the Company's interest-rate-risk. Derivative contracts are valued by the counter party and are periodically validated by management. The counter-party determines the fair value of interest rate swaps using a discounted cash flow method based on current incremental rates for similar types of arrangements.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present information about the Company’s assets measured at fair value on a recurring basis as of March 31, 2014, and December 31, 2013, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands).

Description	Total	Level 1	Level 2	Level 3
Balance at March 31, 2014
Available-for-Sale Securities:
Corporate Bonds	$3,981	$—	$3,981	$—
State and municipal bonds	60,757	—	60,757	—
Residential mortgage backed securities and SBA Pools	196,359	—	196,359	—
Other Assets — Derivative	(43)	—	—	(43)
Total Assets Measured at Fair Value	$261,054	$—	$261,097	$(43)
Unexercised Warrants	$1,048	$—	$—	$1,048
Total Liabilities Measured at Fair Value	$1,048	$—	$—	$1,048
Balance at December 31, 2013
Available-for-Sale Securities:
Corporate bonds	$3,915	$—	$3,915	$—
State and municipal bonds	50,039	—	50,039	—
Residential mortgage backed securities and SBA Pools	197,684	—	197,684	—
Other Assets — Derivative	(127)	—	—	(127)
Total Assets Measured at Fair Value	$251,511	$—	$251,638	$(127)
Unexercised Warrants	$942	$—	$—	$942
Total Liabilities Measured at Fair Value	$942	$—	$—	$942

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs ( Level 3) Quarter to Date
	2014		2013
Description	Derivatives (net)	Unexercised Warrants	Residential MBS	Derivatives (net)	Unexercised Warrants
January 1, Balance	$(127)	(942)	$10,242	$(573)	$(828)
Total gains or losses (realized/unrealized):
Included in earnings	84	(106)	(1)	93	56
Included in other comprehensive income	—	—	181	—	—
Principal Payments	—	—	(340)	—	—
Sales of Securities	—	—	(1,862)	—	—
Transfers in and /or out of Level 3	—	—	—	—	—
March 31, Balance	$(43)	$(1,048)	$8,220	$(480)	$(772)

The following tables present additional quantitative information about assets and liabilities measured at fair value on a recurring basis and for which the company has utilized Level 3 inputs to determine fair value, as of March 31, 2014:

	Valuation Techniques	Unobservable Input	Range of Inputs
Interest Rate Derivatives	Discounted cash flow modeling and market indications	Cash flows of underlying instruments	Various payment mismatches based on characteristics of underlying loans
		Swap rates	0.50% to 1.00%

Unexercised Warrants	Warrant valuation models	Estimated underlying stock price volatility	25% to 75%
		Duration	0.5 to 2.0 years
		Risk-free rate	0.12% to 0.36%
There were no material changes in the unobservable inputs since December 31, 2013.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Intermountain may be required, from time to time, to measure certain other financial assets at fair value on a non-recurring basis. The following table presents the carrying value for these financial assets as of dates indicated (in thousands):

Description	Total	Level 1	Level 2	Level 3
Balance at March 31, 2014
Loans(1)	$15,030	$—	$—	$15,030
OREO	3,768	—	—	3,768
Total Assets Measured at Fair Value	$18,798	$—	$—	$18,798
Balance at December 31, 2013
Loans(1)	$14,880	$—	$—	$14,880
OREO	3,684	—	—	3,684
Total Assets Measured at Fair Value	$18,564	$—	$—	$18,564
_____________________________

(1)	Represents impaired loans, net of allowance for loan loss, which are included in loans.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the company has utilized Level 3 inputs to determine fair value at March 31, 2014:

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

Impaired Loans
Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for impaired loans when establishing the allowance for credit losses. Such amounts are generally based on either the estimated fair value of the cash flows to be received or the fair value of the underlying collateral supporting the loan less selling costs. Real estate collateral on these loans and the Company’s OREO is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace. Management reviews these valuations and makes additional valuation adjustments, as necessary, including subtracting estimated costs of liquidating the collateral or selling the OREO. If the value of the impaired loan is determined to be less than the recorded investment in the loans, the impairment is recognized and the carrying value of the loan is adjusted to fair value through the allowance for loan and lease losses. The carrying value of loans fully charged off is zero. The related nonrecurring fair value measurement adjustments have generally been classified as Level 3 because of the significant assumptions required in estimating future cash flows on these loans, and the uncertain collateral values underlying the loans. Volatility and the lack of relevant and current sales data in the Company’s market areas for various types of collateral create additional uncertainties and require the use of multiple sources and management judgment to make adjustments. Loans subject to nonrecurring fair value measurement were $15.0 million at March 31, 2014 all of which were classified as Level 3.
OREO
OREO represents real estate which the Company has taken control of in partial or full satisfaction of loans. At the time of foreclosure, Generally Accepted Accounting Principles (“GAAP”) states that OREO is recorded at its fair value less cost to sell. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan and lease losses. After foreclosure, management periodically performs valuations such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell. Fair value adjustments on other real estate owned are recognized within net loss on real estate owned as a component of non-interest expense. Fair value is determined from external appraisals and other valuations using judgments and estimates of external professionals. Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3. The Company’s OREO at March 31, 2014 totaled $3.8 million, all of which was classified as Level 3.
The majority of the Company’s OREO balance, comprising $3.7 million of the total $3.8 million at March 31, 2014, was valued differently, however, because it is subject to an installment sales agreement. While the contract requires full payment of the balance recorded by the Company, because of the installment sales contract, accounting guidance requires the maintenance of the OREO balance on the Company's books and the establishment of a $539,000 valuation reserve against the balance. The Company anticipates recovery of this reserve over the five-year period. In valuing the OREO, the Company discounted the expected cash flows from the installment sale at a rate similar to rates provided on loans similar to the subject transaction.

10. New Accounting Pronouncements:
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

11. Subsequent Events:

At the Company's 2014 Annual Meeting of Shareholders (the “Annual Meeting”) held on April 2, 2014, Intermountain’s shareholders approved an amendment to the Company's 2012 Stock Option and Equity Compensation Plan (the “Plan”) increasing the number of shares available for issuance under the Plan by 175,000 (the “Amended and Restated Plan”). The Amended and Restated Plan authorizes the issuance of stock awards for up to 275,000 shares of Intermountain’s common stock to employees and directors in the form of incentive and nonqualified stock options, restricted stock, stock appreciation rights and restricted stock units. Prior to shareholders approving the Amended and Restated Plan, all shares under the Plan had been granted and no shares remained available for grant. Subject to shareholders approving the Amended and Restated Plan, Intermountain’s Compensation Committee and Board of Directors approved the grant of 160,000 shares in the form of restricted stock awards to certain executive officers and employees, leaving 15,000 shares remaining available for future grant under the Amended and Restated Plan. The awards are subject to participants meeting certain performance thresholds and are subject to vesting conditions.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This report contains forward-looking statements. For a discussion about such statements, including the risks and uncertainties inherent therein, see “Forward-Looking Statements.” Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes presented elsewhere in this report and in Intermountain’s Form 10-K for the year ended December 31, 2013.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
   This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions that are not historical facts, such as the statements in this report regarding expected or projected growth, asset quality and losses, other income and operating expenses, and other statements identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “will likely," “should,” “projects,” “seeks,” “estimates” or words of similar meaning. These forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. In addition to the factors set forth in the sections titled “Risk Factors,” “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as applicable, in this report, the following factors, among others, could cause actual results to differ materially from the anticipated results:

•	deterioration in economic conditions that could result in increased loan and lease losses;

•	inflation and interest rate levels, and market and monetary fluctuations;

•	changes in market interest rates and spreads, which could adversely affect our net interest income and profitability;

•	trade, monetary and fiscal policies and laws, including interest rate and income tax policies of the federal government;

•	growth and acquisition strategies;

•	applicable laws and regulations and legislative or regulatory changes, including the ultimate financial and operational burden of financial regulatory reform legislation;

•	our ability to attract new deposits and loans and leases;

•	competitive market pricing factors;

•	the effects of any adverse regulatory action;

•	our ability to raise capital or incur debt on reasonable terms;

•	the risks associated with lending and potential adverse changes in credit quality;

•	risks associated with concentrations in real estate-related loans;

•	declines in real estate values supporting loan collateral;

•	increased loan delinquency rates;

•	the timely development and acceptance of new products and services;

•	the willingness of customers to substitute competitors’ products and services for our products and services;

•	consolidation in the financial services industry in our markets, resulting in the creation of larger financial institutions who may have greater resources that could change the competitive landscape;

•	technological changes;

•	our ability to recruit and retain key management and staff;

•	changes in estimates and assumptions used in financial accounting;

•	our critical accounting policies and the implementation of such policies;

•	potential interruption or breach in security of our systems;

•	lower-than-expected revenue or cost savings or other issues in connection with mergers and acquisitions;

•	changes in consumer spending, saving and borrowing habits;

•	the strength of the United States economy in general and the strength of the local economies in which Intermountain conducts its operations;

•	stability of funding sources and continued availability of borrowings;

•	our success in gaining regulatory approvals, when required;

•	results of regulatory examinations that could restrict growth; and

•	our success at managing the risks involved in the foregoing.

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
Management believes the allowance for loan losses was adequate at March 31, 2014. While management uses available information to provide for loan losses, the ultimate collectability of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions and other relevant factors. A slowdown in economic activity could adversely affect cash flows for both commercial and individual borrowers, as a result of which the Company could experience increases in nonperforming assets, delinquencies and losses on loans. The allowance requires considerable judgment on the part of management, and material changes in the allowance can have a significant impact on the Company's financial position and results of operations.
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

Results of Operations
Overview. Intermountain recorded net income applicable to common stockholders of $1.0 million, or $0.16 per diluted share for the three months ended March 31, 2014, compared with net income of $1.1 million, or $0.16 per diluted share for the three months ended March 31, 2013. Lower interest and operating expenses and a lower loan loss provision offset lower interest and other income and higher income tax expense to produce comparable results to the first quarter of last year.
The annualized return on average assets (“ROAA”) was 0.45% for the three months ended March 31, 2014, as compared to 0.45% in the same period last year (ROAA is defined as the Net Income to Common Shareholders divided by the annualized average assets). The annualized return on average common tangible equity (“ROAE”) was 4.42% in 2014 and 4.89% in 2013, respectively.
Net Interest Income. The most significant component of earnings for the Company is net interest income, which is the difference between interest income from the Company’s loan and investment portfolios, and interest expense on deposits, repurchase agreements and other borrowings. During the three months ended March 31, 2014 and March 31, 2013, net interest income was $7.8 million and $8.3 million, respectively. The decrease in net interest income from last year reflects lower interest income on loans resulting primarily from declines in loan yields. Very low market rates and intense competition for strong borrowers continue to pressure both the Company's and its competitors' loan yields. Investment interest income was up, reflecting moderately higher investment yields and a significant reduction in premium amortization speeds on the Company's mortgage-backed securities portfolio. Investment income increased despite accelerated premium amortization of $60,000 on a municipal security that was allowed to be called early as a result of the 2012 federal sequestration legislation. Interest expense on deposits continued to decrease as deposit rates declined in response to lower market rates, and CD volumes continued to contract. The decrease in interest expense on other borrowings from the same three-month period last year reflected lower rates paid, particularly on repurchase agreements.
Average interest-earning assets decreased by 4.4% to $825.8 million for the three months ended March 31, 2014 compared to $863.9 million for the three months ended March 31, 2013. Average loans decreased $3.2 million during this period, and average investments and interest-earning cash equivalents decreased by $35.0 million. Lower average loan volumes primarily reflected the impact of paydowns in the fourth quarter of 2013, as loan balances actually increased at a stronger pace near the end of the first quarter of 2014.
Average interest-bearing liabilities decreased by $5.4 million, or 0.7%, for the three month period ended March 31, 2014 compared to March 31, 2013. Average deposit balances decreased $18.5 million, or 2.6%, average Federal Home Loan Bank ("FHLB") advances were flat, and average other borrowings increased $13.1 million, or 13.9%. The decrease in deposits primarily reflects payoffs of higher rate wholesale and retail CDs and the loss of savings balances associated with a terminated contract for secured credit cards. The increase in other borrowings resulted from stronger repurchase demand by the Company's municipal customers and the addition of a holding company loan used to redeem the Company's CPP preferred stock.
The net interest margin was 3.43% for the three months ended March 31, 2014 as compared to 3.44% in the comparable period of 2013. A decrease in the average yield on loans was offset by higher investment yields and lower deposit and borrowing costs.
The Company continues to operate in an unprecedented low rate environment, in which the Fed Funds target rate is less than 0.25% and the Federal Reserve continues to purchase mortgage assets to reduce longer rates. After increasing about 1% in the second quarter of 2013, yields on the 10-year US Treasury bond have largely stabilized since, as economic conditions have remained tepid and the Federal Reserve continues with a largely accommodative monetary policy. The Company's short-term variable rate loans are tied primarily to the national prime rate or the overnight or one-month London Interbank Offering Rate (LIBOR), which has not moved. In addition, excess industry liquidity and continuing strong competition for quality borrowers dampened any short-term impact higher long-term market rates had on the loan portfolio. Investment portfolio yields have improved slightly, although strong market liquidity and demand for fixed income investments continues to dampen performance.
Higher market rates could improve yields and earnings in the Company's loan and investment portfolios in future quarters by increasing yields on variable rate loans, and on new loans and investments added to the portfolio. Management also continues to work diligently to redeploy cash assets into higher yielding loans and investments, and in particular is now focused on more rapid expansion of the loan portfolio to offset some of the pressure on yields. The Company also continues to focus on lowering its overall cost of funds, while maintaining transaction deposit balances from core relationship customers. The cost on interest-bearing liabilities dropped from 0.49% for the first three months of 2013 to 0.39% for the same period in 2014, reflecting a 0.10% drop in average deposit rates to 0.24% and a 0.46% drop in repurchase and other borrowing average rates to 1.24%. Management believes that some opportunities still remain to further lower funding costs. However, given the already low level of market rates and the Company’s cost of funds, any future gains are likely to be less than those already experienced.
     Provision for Loan Losses & Credit Quality. Management’s policy is to establish valuation allowances for estimated losses by charging corresponding provisions against income. This evaluation is based upon management’s assessment of various factors including, but not limited to, current and anticipated future economic trends, historical loan losses, delinquencies, underlying collateral values, and current and potential risks identified in the portfolio.
The provision for loan losses totaled $103,000 for the three months ended March 31, 2014, compared to a provision of $179,000 for the comparable period last year. Lower provision costs reflect continued improvements in the quality of the Company's loan portfolio as reflected by the reduction in non-performing assets to 0.9% of assets as of March 31, 2014. For more information on provision and loan loss allowance activity for the periods indicated, see Note 4 to the Consolidated Financial Statements, "Loans and Allowance for Loan Losses."

Net chargeoffs declined to $11,000 in the first three months of 2014, compared to $444,000 in the first three months of 2013. In general, portfolio losses are no longer concentrated in any particular industry or loan type, as prior efforts to reduce exposure in construction, land development and commercial real estate loans have decreased the exposure in these segments considerably. The Company continues to resolve or liquidate its problem loans aggressively, particularly those with higher loss exposures, and now believes that the risk of future large losses is significantly reduced. The loan loss allowance to total loans ratio was 1.51% at March 31, 2014, compared to 1.52% at March 31, 2013. At the end of March 2014, the allowance for loan losses totaled 172.2% of non-performing loans compared to 149.5% at March 31, 2013. The increase in this coverage ratio reflects a slightly higher total dollar allowance for loan loss and the reduction of non-performing loans over the prior period.

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

General trending information with respect to non-performing loans, non-performing assets, and other key portfolio metrics is as follows (dollars in thousands):

Credit Quality Trending

	3/31/2014	12/31/2013	9/30/2013	3/31/2013
	(Dollars in thousands)
Loans past due in excess of 90 days and still accruing	$—	$—	$42	$—
Non-accrual loans	4,518	2,668	2,808	5,137
Total non-performing loans (“NPLs”)	$4,518	$2,668	$2,850	$5,137
OREO	3,768	3,684	4,236	4,664
Total non-performing assets (“NPAs”)	$8,286	$6,352	$7,086	$9,801
Classified loans (1)	$19,609	$23,056	$23,098	$25,295
Troubled debt restructured loans (2)	$9,866	$10,047	$9,212	$7,827
Total allowance related to non-accrual loans	$176	$84	$561	$86
Interest income recorded on non-accrual loans (3)	$45	$187	$144	$85
Non-accrual loans as a percentage of net loans receivable	0.89%	0.52%	0.54%	1.03%
Total non-performing loans as a % of net loans receivable	0.89%	0.52%	0.55%	1.03%
Allowance for loan losses (“ALLL”) as a percentage of non-performing loans	172.8%	288.1%	281.8%	149.5%
Total NPAs as a % of total assets (4)	0.91%	0.68%	0.77%	1.05%
Total NPAs as a % of tangible capital + ALLL (“Texas Ratio”) (4)	7.99%	6.25%	5.76%	7.93%
Loan delinquency ratio (30 days and over)	0.17%	0.24%	0.31%	0.14%
_____________________________

(1)	Classified loan totals are inclusive of non-performing loans and may also include troubled debt restructured loans, depending on the grading of these restructured loans.

(2)	Includes accruing restructured loans of $9.1 million and non-accruing restructured loans of $810,000 as of March 31, 2014. No other funds are available for disbursement on restructured loans.

(3)	Interest income on non-accrual loans based on year-to-date interest totals

(4)	NPAs include both nonperforming loans and OREO
The increase in NPLs from year end reflects the addition of several commercial SBA loans that are expected to be resolved in the near future. The Company’s special assets team continues to migrate loans through the collections process through multiple management strategies, including borrower workouts and individual asset sales to local and regional investors. The Company continues to monitor its non-accrual loans closely and revalue the collateral on a periodic basis. This re-evaluation may create the need for additional write-downs or additional loss reserves on these assets. Loan delinquencies (30 days or more past due) continue at very low levels.
The following table summarizes NPAs by type and provides trending information over the past year:

Nonperforming Asset Trending By Category

	3/31/2014	12/31/2013	3/31/2013
	(Dollars in thousands)
Commercial loans	$2,966	$1,431	$1,573
Commercial real estate loans	163	167	2,910
Land and land development loans	3,841	3,845	4,852
Agriculture loans	611	213	276
Residential real estate loans	702	693	186
Consumer loans	3	3	4
Total NPAs by Categories	$8,286	$6,352	$9,801

Land development assets continue to represent the highest segment of non-performing assets, and primarily reflect one large $3.7 million OREO property, which was sold on an installment sales contract. While the contract requires full payment of the balance recorded by the Company, because of the installment sales contract, accounting guidance requires the maintenance of the OREO balance on the Company's books and the establishment of a $539,000 valuation reserve against the balance. The Company anticipates recovery of this reserve over the five-year period. As noted above, the increase in commercial loans represents the addition of several government-guaranteed loans with resolutions pending in the near future. The totals for the other segments are relatively small. The majority of NPAs are in northern Idaho, reflecting the OREO property noted above and the stronger market presence the Company holds in Northern Idaho. The overall level of NPAs remains below the average of the Company’s peer group.
At March 31, 2014 and December 31, 2013 classified loans (loans with risk grades 6, 7 or 8) by loan type are as follows:

	March 31, 2014		December 31, 2013
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial loans	$7,585	38.6%	$7,520	32.6%
Commercial real estate loans	3,745	19.1	3,659	15.9
Land and land development loans	821	4.2	1,041	4.5
Agriculture loans	4,227	21.6	4,038	17.5
Multifamily loans	—	—	3,751	16.3
Residential real estate loans	3,149	16.1	2,960	12.8
Consumer loans	82	0.4	87	0.4
Total classified loans	$19,609	100.0%	$23,056	100.0%

Classified loans are loans for which management believes it may experience some problems in obtaining repayment under the contractual terms of the loan, and are inclusive of the Company’s non-accrual loans. However, categorizing a loan as classified does not necessarily mean that the Company will experience any or significant loss of expected principal or interest.
Classified loans decreased from December 31, 2013 as the Company resolved or upgraded several credits during the first quarter without any significant additional loss. As with NPAs, the geographical distribution of the Company’s classified loans reflects the distribution of the Company’s loan portfolio, with higher distributions in the “North Idaho/Eastern Washington” region, and decreased levels in southern Idaho.
Local economies continue to improve, but are still subject to risk from various world and national events, particularly as they impact local confidence and business investment. Within the local economies, there are relatively wide variations in the strength of different industry segments. Manufacturing, technology, and health-care businesses are strong and improving. Housing is also improving, although at a slower pace as mortgage rates have ticked up and affordability has dropped slightly. Agriculture continues to be strong overall, although risks are increasing as a result of moderating prices, increasing input costs and concerns over adequate water in future years. The Company has enhanced its monitoring of this portfolio and added to the loan loss reserves tied to this segment. Although conditions are better than a year ago, the government and retail sectors remain relatively weak.
Full economic recovery in the region is likely to occur slowly and over a multi-year period. As such, management believes that classified loans will likely remain elevated through the remainder of 2014, but at levels lower than those experienced in recent periods. In addition, loss exposure from these loans appears to have decreased significantly, and should continue to be lower than the heavy losses experienced in prior years. Given market volatility and future uncertainties, as with all forward-looking statements, management cannot assure nor guarantee the accuracy of these future forecasts.
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
     Other Income.
The following tables detail dollar amount and percentage changes of certain categories of other income for the three-month periods ended March 31, 2014 and 2013.

Other Income - Three Months Ended	March 31, 2014	March 31, 2013	Change	Percent Change
	(Dollars in thousands)
Fees and service charges	$1,122	$1,079	$43	4%
Commissions & fees from trust & investment advisory services	541	527	14	3
Loan related fee income	305	611	(306)	(50)
Net gain on sale of securities	5	40	(35)	(88)
Net (loss) gain on sale of other assets	4	4	—	—
Other-than-temporary credit impairment on investment securities ("OTTI")	—	(42)	42	(100)
Bank-owned life insurance	79	84	(5)	(6)
Fair value adjustment on cash flow hedge	—	67	(67)	(100)
Unexercised warrant liability fair value adjustment	(106)	56	(162)	(289)
Other income	48	113	(65)	(58)
Total	$1,998	$2,539	$(541)	(21)%

Total other income was $2.0 million and $2.5 million for the three months ended March 31, 2014 and March 31, 2013, respectively. For the three-month comparable periods, increases in fees and service charges and investment services income were offset by reductions in mortgage origination fees, the fair value of unexercised warrants and cash flows hedges, and other income.
Fees and service charges earned on deposit accounts continue to be the Company’s primary source of other income. Fees and service charges in the first three months of 2014 increased by $43,000 from the comparable 2013 period as changes in the Company's deposit account pricing and improved debit card income offset reductions in overdraft fee income.
Commissions and fees from trust and investment advisory services grew by $14,000 over the prior period as the Company continues to expand its production efforts. The Company is targeting additional resources and marketing efforts in this area and anticipates continued future growth.
Loan related fee income was down from the same period last year, as a result of significantly weaker mortgage refinance activity. Higher mortgage rates are having a significant impact on both refinance and purchase activity, although purchase activity should experience seasonal increases in the second and third quarters.
The Company recognized $5,000 in gains on the sale of securities during the first quarter of 2014, down from $40,000 in the first quarter of last year. This reduction was offset, however, by a $42,000 reduction in credit loss impairment on impaired securities for the period. The cash flow hedge that generated positive fair value adjustments in 2013 matured in the fourth quarter of last year, resulting in the reduction in the first quarter of 2014. The Company recognized a negative fair value adjustment taken on the Company's unexercised warrant liability in 2014, as an increase in the Company's stock price increased this liability. The liability was created by the issuance of three-year warrants for 1,700,000 shares, and on a reverse-split adjusted basis, 170,000 shares, to investors as part of the Company's January 2012 capital raise and must be fair-valued every quarter. As such, there are likely to be fluctuating adjustments in future periods.
BOLI income was down slightly from the prior year as yields declined modestly and the Company did not purchase or liquidate BOLI assets. Other non-interest income totaled $48,000 for the first quarter of 2014, compared to $113,000 for the comparable prior period. The reduction reflects continued decreases in the Company's secured card contract as this contract terminated in the first quarter of 2013. The Company is seeking to replace the lost income from this contract with other card or payment-based initiatives.
     Operating Expenses.
The following tables detail dollar amount and percentage changes of certain categories of other expense for the three-month periods ended March 31, 2014 and 2013.

Other Expense - Three Months Ended	March 31, 2014	March 31, 2013	Change	Percent Change
	(Dollars in thousands)
Salaries and employee benefits	$3,876	$4,175	$(299)	(7)%
Occupancy expense	1,181	1,185	(4)	—%
Technology	822	876	(54)	(6)%
Advertising	149	113	36	32%
Fees and service charges	90	93	(3)	(3)%
Printing, postage and supplies	175	217	(42)	(19)%
Legal and accounting	403	349	54	15%
FDIC assessment	146	186	(40)	(22)%
OREO operations(1)	(63)	111	(174)	(157)%
Other expense	656	873	(217)	(25)%
Total	$7,435	$8,178	$(743)	(9)%

(1)	Amount includes expenses, chargedowns and gains and losses on sale of OREO
Operating expenses for the first quarter of 2014 totaled $7.4 million compared to $8.2 million for the same quarter last year. Lower compensation, technology, printing, FDIC, OREO and other expenses offset higher advertising and legal expenses.
At $3.9 million, compensation and benefits expense decreased from the same quarter in 2013, as lower incentive compensation and medical benefits expense and higher deferred loan origination cost credits offset slightly higher salary expenses. The Company continues to evaluate opportunities to improve staff efficiency while positioning itself for balance sheet growth.
Occupancy expenses were stable from the prior three-month period as the Company continued to exercise caution in purchasing new fixed assets. The decrease in technology expenses reflects the initial benefits of the technology upgrades the Company made in 2013. It anticipates the full completion of these upgrades will result in significant savings in future years. The Company continues to review asset and software purchases carefully and re-negotiate contracts to further lower expense in this area.
Advertising expense was up modestly from the prior year, reflecting stronger marketing activity in the Company's branches. Fee and service charge expenses were relatively stable, while technology changes have lowered printing, postage and supply expenses. Legal and accounting fees increased over last year as a result of accelerated costs associated with holding an earlier annual shareholders' meeting than in prior years. FDIC expenses decreased over the same quarter last year because of a decrease in the assessment base and a lower assessment rate.
OREO expenses reflect the collection of property improvement funds from a third party on the Company's larger remaining OREO property. Other expenses decreased $217,000 from the same quarter in 2013, primarily as a result of decreased operational losses relating to electronic banking and debit card fraud activity. The Company continues to implement new tools and systems to reduce its exposure in this area.
Annualized operating expense as a percentage of average assets was 3.26% and 3.48% for the quarters ending March 31, 2014 and March 31, 2013, respectively. The Company’s efficiency ratio (noninterest expense divided by the sum of net interest income and non-interest income) was 82.9% for the quarter ended March 31, 2014, compared to 82.8% for the comparable period one year ago. Improving expense performance was offset by lower net interest and other income. With economic conditions likely to remain challenging in the near future, the Company continues to develop and implement additional efficiency and cost-cutting efforts to offset constrained asset and revenue growth.
     Income Tax Provision.
For the three month period ended March 31, 2014, the Company recorded income tax expense of $400,000, as compared to no expense for the same period last year. In each of these periods, the Company generated positive net income before income taxes, but for the three months ended March 31, 2013, recorded no expense as it offset current income against carryforward losses from prior years. The effective tax rates were 27.9% and 0.0% for each of these periods, respectively.
The Company had deferred tax assets totaling $21.0 million at March 31, 2014 compared to $21.7 million at December 31, 2013. The decrease in the net deferred tax asset reflects the impacts of additional earnings and an increase in the unrealized market value of the Company's investment securities.
At March 31, 2014, Intermountain assessed whether it was more likely than not that it would realize the benefits of its deferred tax asset. It determined that the positive evidence associated with a three-year cumulative positive income, improving national and regional economic conditions, significantly reduced credit and other balance sheet risk, and improving Company performance offset the negative evidence of losses in 2009 and 2010. Intermountain used an estimate of future earnings, future reversals of taxable temporary differences, and tax planning strategies to determine whether it is more likely than not that the benefit of the deferred tax asset would be realized. In estimating the future earnings, management assumed moderately improving economic conditions. As such, its estimates included continued lower credit losses in 2014 and ensuing years as the Company’s loan portfolio continues to turn over. It also assumed: (1) a compressed but stable net interest margin in 2014, with gradual improvement in future years, as the Company is able to convert some of its cash position to higher yielding instruments; (2) stable other income as increased trust and investment income offsets reductions in mortgage origination income; and (3) stable operating expenses as continued cost reduction strategies offset inflationary increases. The Company analyzes the deferred tax asset on a quarterly basis and may establish a new allowance at some future time depending on actual results and estimates of future profitability.
Intermountain has performed an analysis of its uncertain tax positions and has not recorded any potential penalties, interest or additional tax in its financial statements as of March 31, 2014 . If Intermountain did incur penalties or interest, they would be reported in income tax expense. Intermountain’s tax positions for the years after 2009 remain subject to review by the Internal Revenue Service. Intermountain does not expect its unrecognized tax benefits to significantly change within the next twelve months.

Financial Position
Assets. At March 31, 2014, Intermountain’s assets were $910.5 million, down $29.2 million from $939.6 million at December 31, 2013. The decrease in assets reflected seasonal reductions in net loans receivable and cash, partially offset by an increase in available-for-sale investments.
Fed Funds Sold & Cash Equivalents. The Bank held $16.7 million in interest-bearing cash equivalents at March 31, 2014. This compares to $44.9 million in interest-bearing cash equivalents at December 31, 2013, as funds were deployed to offset seasonal reductions in local municipal repurchase obligations.
Non-interest bearing and restricted cash totaled $20.9 million at March 31, 2014, compared to $20.2 million at December 31, 2013.
Investments. Intermountain’s investment portfolio at March 31, 2014 was $287.3 million, an increase of $7.3 million, or 2.6% from the December 31, 2013 balance of $279.9 million. The increase reflects the purchase of additional short-duration securities and a reduction in prepayment speeds on the Company's mortgage-backed securities portfolio. Management remains cautious about the volatile investment environment and is working to further shorten the duration of its available-for-sale investment portfolio. As of March 31, 2014, the balance of the unrealized loss on investment securities, net of federal income taxes, was $431,000, compared to an unrealized loss at December 31, 2013 of $1.2 million. The decrease in the unrealized loss position reflected the positive impact on the value of the portfolio resulting from a small reduction in market interest rates during the quarter.

Loans Receivable. At March 31, 2014, net loans receivable totaled $507.0 million, down $7.8 million from $514.8 million at December 31, 2013.
The following table sets forth the composition of Intermountain’s loan portfolio at the dates indicated. Loan balances exclude deferred loan origination costs and fees and allowances for loan losses.

	March 31, 2014		December 31, 2013
	Amount	%	Amount	%
	(Dollars in thousands)
Commercial loans	$110,879	21.5%	$113,736	21.8%
Commercial real estate loans	174,371	33.9	181,207	34.7
Commercial construction loans	15,230	3.0	7,383	1.4
Land and land development loans	30,695	6.0	28,946	5.5
Agriculture loans	94,809	18.4	96,584	18.5
Multifamily loans	14,529	2.8	18,205	3.5
Residential real estate loans	58,333	11.3	59,172	11.3
Residential construction loans	1,533	0.3	2,531	0.5
Consumer loans	8,672	1.7	9,033	1.7
Municipal loans	5,928	1.1	5,964	1.1
Total loans	514,979	100.0%	522,761	100.0%
Allowance for loan losses	(7,779)		(7,687)
Deferred loan fees, net of direct origination costs	(200)		(240)
Loans receivable, net	$507,000		$514,834
Weighted average interest rate	5.10%		5.14%

The $7.8 million reduction from December 31, 2013 reflected the resolution and payoff of several commercial real estate loans and seasonal reductions in agricultural and commercial credit lines. Net loans receivable was up $8.2 million over March 31, 2013, led by increases in commercial construction and agricultural loans, as the Company is experiencing stronger loan demand in its markets.

The commercial portfolio is diversified by industry with a variety of small business customers that held up relatively well during the economic downturn. As soft economic conditions continue, however, the Company continues to experience some stress in this portfolio. Most of the commercial credits are smaller, however, and Intermountain carries a higher proportion of SBA and USDA guaranteed loans than many of its peers, reducing the overall risk in this portfolio. Commercial customers continue to watch economic conditions very closely, and have turned to cash more often to pay ongoing costs than borrowing. Quality commercial borrowers are highly sought after, resulting in keen competition and competitive pricing for these customers.

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
Most agricultural markets continue to perform well. The sector has performed so well in recent years that many of the Company's best borrowing customers have used excess cash generated to reduce their overall borrowing position. Risks appear to be increasing in this portfolio as prices moderate, input costs rise and concerns increase over adequate water supplies in future years.
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
Economic conditions and property values are demonstrating slow but steady improvement in most of the Company's markets, and as such, management expects that credit losses will continue to decrease. New borrowing activity is picking up, and loan demand in the Company's markets is stronger now than it has been in several years.

Geographic Distribution
As of March 31, 2014, the Company’s loan portfolio by loan type and geographical market area was:

	North Idaho — Eastern	Magic Valley	Greater Boise	E. Oregon, SW Idaho, excluding			% of Loan type to total
Loan Portfolio by Location	Washington	Idaho	Area	Boise	Other	Total	Loans
	(Dollars in thousands)
Commercial loans	$76,362	$4,545	$9,506	$19,317	$1,149	$110,879	21.5%
Commercial real estate loans	122,525	9,525	9,074	14,592	18,655	174,371	33.9
Commercial construction loans	14,913	—	317	—	—	15,230	3.0
Land and land development loans	22,253	1,309	5,144	1,332	657	30,695	6.0
Agriculture loans	1,903	3,028	23,681	60,505	5,692	94,809	18.4
Multifamily loans	9,213	169	3,628	30	1,489	14,529	2.8
Residential real estate loans	41,090	3,476	4,131	6,960	2,676	58,333	11.3
Residential construction loans	1,356	—	177	—	—	1,533	0.3
Consumer loans	5,215	1,172	638	1,426	221	8,672	1.7
Municipal loans	4,604	1,324	—	—	—	5,928	1.1
Total	$299,434	$24,548	$56,296	$104,162	$30,539	$514,979	100.0%
Percent of total loans in geographic area	58.2%	4.8%	10.9%	20.2%	5.9%	100.0%
Percent of total loans where real estate is the primary collateral	71.1%	63.5%	53.3%	36.2%	85.4%	62.6%

As of December 31, 2013, the Company’s loan portfolio by loan type and geographical market area was:

	North Idaho — Eastern	Magic Valley	Greater Boise	E. Oregon, SW Idaho, excluding			% of Loan type to total
Loan Portfolio by Location	Washington	Idaho	Area	Boise	Other	Total	Loans
	(Dollars in thousands)
Commercial loans	$80,582	$4,602	$9,745	$18,013	$794	$113,736	21.8%
Commercial real estate loans	128,248	9,862	9,299	15,465	18,333	181,207	34.7%
Commercial construction loans	7,028	—	317	—	38	7,383	1.4%
Land and land development loans	20,397	1,378	5,344	1,203	624	28,946	5.5%
Agriculture loans	2,003	3,440	26,143	61,034	3,964	96,584	18.5%
Multifamily loans	12,431	149	4,420	30	1,175	18,205	3.5%
Residential real estate loans	42,141	3,365	4,244	7,046	2,376	59,172	11.3%
Residential construction loans	2,337	—	77	117	—	2,531	0.5%
Consumer loans	5,400	1,149	730	1,506	248	9,033	1.7%
Municipal loans	4,627	1,337	—	—	—	5,964	1.1%
Total	$305,194	$25,282	$60,319	$104,414	$27,552	$522,761	100.0%
Percent of total loans in geographic area	58.4%	4.8%	11.5%	20.0%	5.3%	100.0%
Percent of total loans where real estate is the primary collateral	70.1%	62.7%	52.1%	39.6%	85.8%	62.4%

As indicated, 58.2% of the Company’s loans are in northern Idaho and eastern Washington, with the next highest percentage in the rural markets of southwest Idaho outside of Boise. Economic trends and real estate valuations are showing consistent improvement in all the Company's markets now. The southwest Idaho and Magic Valley markets are largely agricultural areas which have not seen levels of price appreciation or depreciation as steep as other areas over the last few years. The “Other” category noted above largely represents loans made to local borrowers where the collateral is located outside the Company’s communities. The mix in this category is relatively diverse, with the highest proportions in Oregon, Washington, California, Nevada and Arizona, but no single state comprising more than 3.12% of the total loan portfolio. Participation loans where Intermountain purchased part of the loan and was not the lead bank totaled $11.3 million at March 31, 2014.

The following table sets forth the composition of Intermountain’s loan originations for the periods indicated.

	Three Months Ended March 31,
	2014	2013	% Change
	(Dollars in thousands)
Commercial loans	$7,722	$6,959	11.0%
Commercial real estate loans	1,128	3,124	(63.9)
Commercial construction loans	1,587	5,384	(70.5)
Land and land development loans	1,136	203	459.6
Agriculture loans	12,610	8,867	42.2
Multifamily loans	330	—	100.0
Residential real estate loans	9,733	15,452	(37.0)
Residential construction loans	384	606	(36.6)
Consumer loans	267	767	(65.2)
Municipal loans	311	157	98.1
Total loans originated	$35,208	$41,519	(15.2)%

Renewed loans	$49,625	$45,428	9.2%

The decrease in new origination activity from the same quarter last year primarily reflects reductions in mortgage loan activity as higher mortgage rates impacted both refinance and new purchase volumes. Otherwise, higher origination activity in agriculture commercial and land development loans offset reductions in commercial real estate and commercial construction loans. Renewal activity increase by 9.2% over the prior period, reflecting slightly stronger borrowing demand from existing customers.

While 2014 origination activity continues to reflect muted economic growth, the Company is starting to see stronger market conditions and borrowing demand in its local markets. This is particularly true for commercial and construction activity. Improvements in agricultural production reflect both increased borrowing demand from existing customers and the development of new customers. Overall origination activity is likely to continue improving from earlier totals as the economy rebounds, but will still be under pressure from slow employment growth and aggressive industry competition for strong borrowers. Residential real estate activity will likely pick up in the next couple quarters, reflecting seasonal increases, but will not likely return to prior levels given the lack of refinance activity. The Company has chosen not to purchase loan pools or pursue additional participation loans in order to maintain a more conservative credit position. Management believes that those banks that have low-cost funding structures and pursue loan growth through strong relationship networks will perform relatively better in the long run.
Office Properties and Equipment. Office properties and equipment decreased $453,000 from year end to $34.2 million at March 31, 2014 as the Company continued to limit new purchase activity.
Other Real Estate Owned. OREO balances totaled $3.8 million at March 31, 2014, compared to $3.7 million at December 31, 2013. One small property was added to the OREO portfolio during the quarter. As noted above, the bulk of the OREO balance is one development property, which is being sold in an installment sales agreement over a five-year period.
The following table details OREO activity during the first three months of 2014 and 2013.

Other Real Estate Owned Activity

	2014	2013
	(Dollars in thousands)
Balance, beginning of period, January 1	$3,684	$4,951
Additions to OREO	84	394
Proceeds from sale of OREO	—	(655)
Valuation Adjustments in the period(1)	—	(26)
Balance, end of period, March 31	$3,768	$4,664
_____________________________

(1)	Amount includes chargedowns and gains/losses on sale of OREO
Intangible Assets. Intangible assets now consist only of a small core deposit intangible derived from prior acquisitions that is amortizing down as time progresses.
Deferred Tax Asset. The Company had deferred tax assets totaling $21.0 million at March 31, 2014 compared to $21.7 million at December 31, 2013. The decrease in the net deferred tax asset reflects the impacts of additional earnings and an increase in the unrealized market value of the Company's investment securities.
BOLI and Other Assets. Bank-owned life insurance (“BOLI”) and other assets decreased to $19.6 million at March 31, 2014 from $19.7 million at year end, 2013. The decrease reflected lower interest accrued on interest-bearing assets.
Deposits. Total deposits increased $4.5 million to $710.6 million at March 31, 2014 from $706.1 million at December 31, 2013. The increase reflects higher demand, money market and savings balances, which offset continued, but smaller, reductions in CDs. The Company continues to focus on managing relationship customers closely, lowering its cost of funds, and moving CD customers seeking higher yields into our investment products. Overall, transaction account deposits comprised 78.6% of total deposits at March 31, 2014, up slightly from 78.5% at the prior year end.
The following table sets forth the composition of Intermountain’s deposits at the dates indicated.

	March 31, 2014		December 31, 2013
	Amount	% of total deposits	Amount	% of total deposits
	(Dollars in thousands)
Non-interest bearing demand accounts	$237,077	33.3%	$235,793	33.4%
Interest bearing demand accounts	103,677	14.6	102,629	14.6
Money market 0.0% to 2.00%	217,954	30.7	215,458	30.5
Savings and IRA 0.0% to 4.91%	69,470	9.8	68,555	9.7
Certificate of deposit accounts (CDs)	33,563	4.7	34,178	4.8
Jumbo CDs	48,809	6.9	49,437	7.0
Total deposits	$710,550	100.0%	$706,050	100.0%
Weighted average interest rate on certificates of deposit		1.20%		1.19%
Core Deposits as a percentage of total deposits (1)		93.1%		93.0%
Deposits generated from the Company’s market area as a % of total deposits		100.0%		100.0%
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
Deposits by location are as follows (dollars in thousands):

	3/31/2014	% of total deposits	12/31/2013	% of total deposits
Deposits by Location
North Idaho — Eastern Washington	$360,360	50.7%	$359,655	51.1%
Magic Valley Idaho	66,630	9.4	65,634	9.3
Greater Boise Area	67,292	9.5	70,182	9.9
Southwest Idaho — Oregon, excluding Boise	171,342	24.1	167,496	23.7
Administration, Secured Savings	44,926	6.3	43,083	6.0
Total	$710,550	100.0%	$706,050	100.0%

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
     Borrowings. Deposit accounts are Intermountain’s primary source of funds. Intermountain also relies upon advances from the Federal Home Loan Bank of Seattle, repurchase agreements and other borrowings to supplement its funding, reduce its overall cost of funds, and to meet deposit withdrawal requirements. These borrowings totaled $92.0 million and $127.3 million at March 31, 2014 and December 31, 2013, respectively. The decrease from year end reflects fluctuations in municipal repurchase activity.

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

The current highly unusual market and rate conditions have heightened interest rate risk for the Company and most other financial institutions. Continued very low market rates, keen competition for quality borrowers, rapid mortgage prepayments, and high demand for fixed income securities is negatively impacting net interest income and could continue to do so for a relatively long period of time. In addition, market values on the Company's available-for-sale securities portfolio are susceptible to potentially large negative impacts in the future should market rates increase, as they did in the second quarter of last year.

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

Additionally, the extent to which borrowers prepay loans is affected by prevailing interest rates. When interest rates increase, borrowers are less likely to prepay loans. When interest rates decrease, borrowers are generally more likely to prepay loans. Prepayment speeds were unusually high in the period from 2010 to early 2013, as borrowers refinanced into lower rates, paid down debt to improve their financial position, or liquidated assets as part of problem loan work-out strategies. These prepayments slowed in the latter half of 2013 and first quarter of 2014, however, after market rates increased about one percent in 2013. Prepayments may affect the levels of loans retained in an institution’s portfolio, as well as its net interest income.

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

Intermountain maintains an asset and liability management program intended to manage net interest income through interest rate cycles and to protect its income by controlling its exposure to changing interest rates. As part of this program, Intermountain uses a simulation model designed to measure the sensitivity of net interest income and net income to changes in interest rates. This simulation model is designed to enable Intermountain to generate a forecast of net interest income and net income given various interest rate forecasts and alternative strategies. The model is also designed to measure the anticipated impact that prepayment risk, basis risk, customer maturity preferences, volumes of new business and changes in the relationship between long-term and short-term interest rates have on the performance of the Company. The following table represents the estimated sensitivity of the Company’s net interest income as of March 31, 2014 and 2013, compared to the established policy limits:

	2014		2013
12 Month Cumulative% effect on NII	Policy Limit %	3/31/2014	Policy Limit %	3/31/2013
+100bp	+5.0 to -3.0	0.56%	+5.0 to -3.0	(0.41)%
+300bp	+10.0 to -8.0	3.50%	+10.0 to -8.0	2.38%
−100bp	+5.0 to -3.0	(5.05)%	+5.0 to -3.0	(3.20)%
–300bp	-10.0 to -8.0	N/A	-10.0 to -8.0	N/A

24 Month Cumulative% effect on NII	Policy Limit %	3/31/2014	Policy Limit %	3/31/2013
+100bp	+8.0% to -6.0%	1.93%	+8.0% to -6.0%	1.10%
+300bp	+20.0% to -15.0%	5.55%	+20.0% to -15.0%	5.28%
−100bp	+8.0% to -6.0%	(7.57)%	+8.0% to -6.0%	(6.13)%
–300bp	+20.0% to -15.0%	N/A	+20.0% to -15.0%	N/A

The results of modeling indicate that the estimated impact of changing rates on net interest income in a 100 and 300 basis point upward adjustment are within the guidelines established by management. The estimated impact of changing rates on net interest income in a 100 basis point downward adjustment in market interest rates is outside of the Company's guidelines over both a 12-month and 24-month period. A 300 basis point decrease in rates is not considered feasible at this time. The impacts of changing rates on the Company's modeled economic value of equity ("EVE") are within the Company's guidelines for both rising and falling rates. The Company has chosen not to take action to resolve the falling rate guideline exceptions, because of the current low level of market rates and the negative impact actions it could take would have on its exposure to rising rates.

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
The combined impact of liability and other asset changes resulted in an overall decrease of $26.0 million in the Company’s unrestricted cash position from December 31, 2013 to March 31, 2014.
Driving the decrease in unrestricted cash was a $35.2 million reduction in repurchase agreements, reflecting seasonal fluctuations in local municipal balances, and an increase in available-for-sale investments of $9.5 million. Partially offsetting these reductions in cash were a $4.5 million increase in deposits and a $7.8 million seasonal reduction in net loans receivable.

During the three months ended March 31, 2014, cash provided by investing activities consisted primarily of payments on loan receivables, sales of investment securities and principal payments on mortgage-back securities, which offset purchases of available-for-sale securities. During the same period, cash used by financing activities consisted primarily of decreases in CD deposit balances and repurchase agreements.
Securities sold subject to repurchase agreements totaled $64.7 million at March 31, 2014. These borrowings are required to be collateralized by investments with a market value exceeding the face value of the borrowings. Under certain circumstances, Intermountain could be required to pledge additional securities or reduce the borrowings.
Intermountain’s credit line with FHLB Seattle provides for borrowings up to a percentage of its total assets subject to general collateralization requirements. At March 31, 2014, the Company’s FHLB Seattle credit line represented a total borrowing capacity of approximately $136.6 million, of which $4.9 million was being utilized. Additional collateralized funding availability at the Federal Reserve totaled $27.7 million. Both of these collateral secured lines could be expanded more with the placement of additional collateral. Overnight-unsecured borrowing lines have been established at US Bank, Wells Fargo Bank, and Pacific Coast Bankers Bank (“PCBB”). At March 31, 2014, the Company had approximately $45.0 million of overnight funding available from its unsecured correspondent banking sources.
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

Capital Resources

Intermountain’s total stockholders’ equity was $95.9 million at March 31, 2014, compared with $94.0 million at December 31, 2013, as earnings and a reduction in the unrealized loss on the Company investment portfolio bolstered capital. Stockholders’ equity and tangible stockholders' equity was 10.5% of total assets at March 31, 2014 and 10.00% at December 31, 2013, respectively. Tangible common equity as a percentage of tangible assets was 10.53% at March 31, 2014 and 10.00% for December 31, 2013.

At March 31, 2014, Intermountain had unrealized losses of $431,000 (including cumulative OTTI recognized through other comprehensive income), net of related income taxes, on investments classified as available-for-sale, as compared to unrealized losses of $1.2 million, net of related income taxes, on investments classified as available-for-sale at December 31, 2013. The decrease in the unrealized loss during this time period reflected the positive impact of slightly lower market interest rates on the value of the Company's securities portfolio.

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

Intermountain and the Bank are required by applicable regulations to maintain certain minimum capital levels and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier I capital to average assets. Intermountain and the Bank plan to maintain their capital resources and regulatory capital ratios through the retention of earnings and the management of the level and mix of assets. At March 31, 2014, Intermountain exceeded the minimum published regulatory capital requirements to be considered “well-capitalized” pursuant to Federal Financial Institutions Examination Council “FFIEC” regulations. The Company has also evaluated its projected capital position in relation to new higher capital standards issued by federal regulators in 2013, but effective over a phased time period from 2015 through 2020. Based on its initial evaluation, the Company would continue to meet the new higher requirements to be considered "well capitalized" after full phase-in. As with other future estimates, the Company cannot guarantee these future results.

					Well-Capitalized
	Actual		Capital Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets):
The Company	$100,741	17.28%	$46,637	8%	$58,296	10%
Panhandle State Bank	101,216	17.33%	46,716	8%	58,396	10%
Tier I capital (to risk-weighted assets):
The Company	93,448	16.03%	23,319	4%	34,978	6%
Panhandle State Bank	93,910	16.08%	23,358	4%	35,037	6%
Tier I capital (to average assets):
The Company	93,448	10.36%	36,077	4%	45,096	5%
Panhandle State Bank	93,910	10.41%	36,073	4%	45,091	5%

Off Balance Sheet Arrangements and Contractual Obligations
The Company, in the conduct of ordinary business operations routinely enters into contracts for services. These contracts may require payment for services to be provided in the future and may also contain penalty clauses for the early termination of the contracts. The Company is also party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Management does not believe that these off-balance sheet arrangements have a material current effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, but there is no assurance that such arrangements will not have a future effect. There have not been any material changes to the Off Balance Sheet Arrangements or Contractual Obligations since the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

New Accounting Pronouncements
The “Summary of Significant Accounting Policies, Recently Issued Accounting Pronouncements” in the Notes to the Consolidated Financial Statements, which is included in Note 10 of this Report, discusses new accounting pronouncements adopted by Intermountain and the expected impact of accounting pronouncements recently issued or proposed.

Item 3 —Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2014, there have not been any material changes to the information set forth under the caption “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
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
(b) Changes in Internal Control over Financial Reporting: In the three months ended March 31, 2014, there were no changes in Intermountain’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, Intermountain’s internal control over financial reporting.
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

The Company believes that there have been no material changes from risk factors previously discussed under “Part I - Item A - Risk Factors” in our Form 10-K for the year ended December 31, 2013 (the “2013 Annual Report”).  In addition to the other information set forth in this report, you should carefully consider the risks and uncertainties discussed in our 2013 Annual Report. These factors, as well as those that we do not know about, that we currently believe are immaterial, or that we have not predicted, could materially and adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report.

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

101*
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 is formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) the Unaudited Consolidated Statements of Changes in Cash Flows, (iv) the Unaudited Consolidated Statements of Comprehensive Income (Loss),and (v) the Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.

*	Furnished herewith

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERMOUNTAIN COMMUNITY BANCORP (Registrant)

May 13, 2014	By:	/s/ Curt Hecker
Date		Curt Hecker
President and Chief Executive Officer

May 13, 2014	By:	/s/ Doug Wright
Date		Doug Wright
Executive Vice President and Chief Financial Officer