Form 10-Q
period 2014-06-30
INTERMOUNTAIN COMMUNITY BANCORP
filed 2014-08-08
CIK 1284506

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s Voting Common Stock, no par value per share, as of August 4, 2014 was 2,861,214 and the number of outstanding shares of Non-Voting Common Stock, no par value per share, was 3,839,688.

Intermountain Community Bancorp
FORM 10-Q
For the Quarter Ended June 30, 2014

PART I — Financial Information
Item - 1 Financial Statements
Intermountain Community Bancorp
Consolidated Balance Sheets
(Unaudited)

	June 30, 2014	December 31, 2013
	(Dollars in thousands)
ASSETS
Cash and cash equivalents:
Interest-bearing	$14,257	$44,946
Non-interest bearing and vault	8,020	7,851
Total cash and cash equivalents	22,277	52,797
Restricted cash	10,866	12,333
Available-for-sale securities, at fair value	261,190	251,638
Held-to-maturity securities, at amortized cost	26,109	28,286
Federal Home Loan Bank (“FHLB”) of Seattle stock, at cost	2,146	2,187
Loans held for sale	2,038	614
Loans receivable, net	520,280	514,834
Accrued interest receivable	4,657	4,170
Office properties and equipment, net	34,113	34,685
Deferred tax asset, net	19,649	21,655
Bank-owned life insurance ("BOLI")	9,962	9,797
Other real estate owned (“OREO”)	3,684	3,684
Prepaid expenses and other assets	3,191	2,968
Total assets	$920,162	$939,648
LIABILITIES
Deposits:
Interest bearing deposits	$459,019	$470,257
Noninterest bearing deposits	234,869	235,793
Total deposits	693,888	706,050
Securities sold subject to repurchase agreements	77,847	99,888
Advances from Federal Home Loan Bank	14,000	4,000
Unexercised stock warrant liability	925	942
Cashier checks issued and payable	3,265	3,620
Accrued interest payable	200	219
Other borrowings	23,060	23,410
Accrued expenses and other liabilities	7,978	7,507
Total liabilities	821,163	845,636
STOCKHOLDERS’ EQUITY
Common stock 30,000,000 authorized; 2,861,214 and 2,701,214 shares issued and 2,651,214 and 2,651,214 shares outstanding as of June 30, 2014 and December 31, 2013, respectively	97,320	97,087
Common stock - non-voting 10,000,000 shares authorized; 3,839,688 and 3,839,688 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	31,941	31,941
Accumulated other comprehensive income (loss), net of tax	1,276	(1,182)
Accumulated deficit	(31,538)	(33,834)
Total stockholders’ equity	98,999	94,012
Total liabilities and stockholders’ equity	$920,162	$939,648
The accompanying notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Dollars in thousands, except per share data)
Interest income:
Loans	$6,536	$6,934	$12,650	$13,670
Investments and cash equivalents	1,646	1,580	3,289	3,172
Total interest income	8,182	8,514	15,939	16,842
Interest expense:
Deposits	390	510	814	1,070
Other borrowings	387	441	746	866
Total interest expense	777	951	1,560	1,936
Net interest income	7,405	7,563	14,379	14,906
Recovery of (provision for) loan loss	3	(247)	(99)	(426)
Net interest income after provision for loan losses	7,408	7,316	14,280	14,480
Other income:
Fees and service charges	1,212	1,319	2,333	2,398
Commissions & fees from trust & investment advisory services	557	645	1,098	1,172
Loan related fee income	403	586	707	1,197
Net gain on sale of securities	168	163	174	203
Net gain on sale of other assets	4	2	8	6
Other-than-temporary impairment (“OTTI”) losses on investments (1)	—	(21)	—	(63)
Bank-owned life insurance	86	85	165	170
Fair value adjustment on cash flow hedge	—	80	—	146
Unexercised warrant liability fair value adjustment	123	(54)	17	2
Other	34	40	82	153
Total other income	2,587	2,845	4,584	5,384
Operating expenses:
Salaries and employee benefits	4,505	4,283	8,381	8,458
Occupancy	1,145	1,174	2,326	2,359
Technology	874	925	1,696	1,801
Advertising	136	180	285	294
Fees and service charges	109	85	200	179
Printing, postage and supplies	151	173	326	390
Legal and accounting	422	484	825	812
FDIC assessment	146	165	292	351
OREO operations	39	32	(24)	143
Other expenses	707	719	1,363	1,611
Total operating expenses	8,234	8,220	15,670	16,398
Net income before income taxes	1,761	1,941	3,194	3,466
Income tax expense	(499)	—	(898)	—
Net income	1,262	1,941	2,296	3,466
Preferred stock dividend	—	460	—	918
Net income applicable to common stockholders	$1,262	$1,481	$2,296	$2,548
Earnings per share — basic	$0.19	$0.23	$0.35	$0.40
Earnings per share — diluted	$0.19	$0.23	$0.34	$0.39
Weighted average common shares outstanding — basic	6,697,386	6,443,294	6,619,576	6,443,142
Weighted average common shares outstanding — diluted	6,765,908	6,484,762	6,686,675	6,482,376
(1)    Consisting of $0, $0, $0 and $0 of total other-than-temporary impairment net losses, net of $0, $(21), $0 and $(63) recognized in other comprehensive income, for the three and six months ended June 30, 2014 and 2013, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Net income	$1,262	$1,941	$2,296	$3,466
Other comprehensive income (loss):
Change in unrealized gains/losses on investments, and mortgage backed securities (“MBS”) available for sale, excluding non-credit loss on impairment of securities	2,995	(7,259)	4,243	(6,763)
Realized net gains reclassified from other comprehensive income	(168)	(163)	(174)	(203)
Non-credit loss on impairment on available-for-sale debt securities	—	21	—	63
Less deferred income tax benefit (provision) on securities	(1,120)	2,931	(1,611)	2,734
Net other comprehensive income (loss)	1,707	(4,470)	2,458	(4,169)
Comprehensive income (loss)	$2,969	$(2,529)	$4,754	$(703)
The accompanying notes are an integral part of the consolidated financial statements.

Intermountain Community Bancorp Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
	2014	2013
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$2,296	$3,466
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,129	1,194
Stock-based compensation expense	233	13
Net amortization of premiums on securities	2,631	3,291
Provision for loan losses	99	426
Amortization of core deposit intangibles	20	29
Gain on sale of loans, investments, property and equipment	(542)	(978)
Impact of hedge dedesignation and current fair value adjustment	—	(147)
OTTI credit loss on available-for-sale investments	—	63
OREO valuation adjustments	—	17
Accretion of deferred gain on sale of branch property	(8)	(8)
Net accretion of loan and deposit discounts and premiums	—	(5)
Increase in cash surrender value of bank-owned life insurance	(165)	(170)
Change in value of stock warrants	(17)	(2)
Change in:
Accrued interest receivable	(488)	(143)
Prepaid expenses and other assets	615	2,886
Accrued interest payable and other liabilities	(20)	257
Accrued expenses and other cashiers checks	(355)	254
Proceeds from sale of loans originated for sale	15,270	31,274
Loans originated for sale	(16,324)	(29,895)
Net cash provided by operating activities	4,374	11,822
Cash flows from investing activities:
Proceeds from redemption of FHLB Stock	41	41
Purchases of available-for-sale securities	(49,848)	(62,574)
Proceeds from sales, calls or maturities of available-for-sale securities	26,007	34,798
Principal payments on mortgage-backed securities	16,033	33,058
Purchases of held-to-maturity securities	(870)	—
Proceeds from sales, calls or maturities of held-to-maturity securities	2,915	53
Origination of loans, net of principal payments	(5,630)	(2,787)
Purchase of office properties and equipment and software	(543)	(1,164)
Proceeds from sale of other real estate owned	83	817
Proceeds from sale of office properties and equipment	3	13
Net change in restricted cash	1,468	683
Net cash provided by investing activities	(10,341)	2,938
Cash flows from financing activities:
Net change in demand, money market and savings deposits	(5,047)	(32,033)
Net change in certificates of deposit	(7,115)	(17,380)
Net change in repurchase agreements	(22,041)	8,867
Payments on borrowings	(350)	—
Proceeds from new borrowings	10,000	—
Retirement of treasury stock	—	(1)
Payment of preferred stock dividend	—	(675)
Net cash used in financing activities	(24,553)	(41,222)
Net change in cash and cash equivalents	(30,520)	(26,462)
Cash and cash equivalents, beginning of period	52,797	66,939
Cash and cash equivalents, end of period	$22,277	$40,477
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,580	$2,804
Noncash investing and financing activities:
Loans converted to other real estate owned	$84	$394
Transfer from securities available-for-sale to securities held-to-maturity	—	8,234
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

2. Cash and Cash Equivalents:

The balances of the Company's cash and cash equivalents are as follows (in thousands):

	6/30/2014	12/31/2013
Unrestricted interest-bearing cash and cash equivalents	$14,257	$44,946
Unrestricted non interest-bearing and vault cash	$8,020	$7,851
Restricted non-interest bearing cash	$10,866	$12,333
At June 30, 2014 and December 31, 2013, unrestricted interest bearing cash was deposited at the Federal Reserve ("FRB") and Federal Home Loan Bank of Seattle ("FHLB"). Unrestricted non-interest bearing cash includes overnight cash deposited at several of the Company's correspondent banks and balances kept in the vaults of its various branches. At June 30, 2014 restricted non-interest bearing cash consisted of the following:

•	At June 30, 2014, a $95,000 reserve balance was required at the FRB; a $1.6 million reserve balance was required to meet FRB reserve requirements on December 31, 2013;

•	At both June 30, 2014, $195,000 was pledged to various correspondent banks to secure interest rate swap transactions and foreign currency exchange lines; at December 31, 2013 $172,000 was pledged;

•
At both June 30, 2014 and December 31, 2013, $1.1 million was held at the Company's subsidiary Bank to be used for future tenant improvements of the Sandpoint Center, as required by the agreement executed to sell the Sandpoint Center in 2009;

•
At both June 30, 2014 and December 31, 2013, $9.5 million was held at the Company's subsidiary Bank as required by an intercompany agreement signed by the Company and the Bank as part of the Company's January 2012 capital raise, which represents a pledge of funds to the Bank to partially secure the loan made by the Bank to the third party who bought and subsequently leased the Sandpoint Center back to the Bank.

3. Investments:

The amortized cost and fair values of investments are as follows (in thousands):

	Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value/ Carrying Value
June 30, 2014
Corporate Bonds	$2,000	$—	$(6)	$1,994
State and municipal securities	63,182	1,690	(321)	64,551
Mortgage-backed securities - Agency Pass Throughs	32,410	806	(375)	32,841
Mortgage-backed securities - Agency CMO's	127,795	1,370	(950)	128,215
SBA Pools	27,033	436	(14)	27,455
Mortgage-backed securities - Non Agency CMO's (investment grade)	4,026	—	(175)	3,851
Mortgage-backed securities - Non Agency CMO's (below investment grade)	2,387	39	(143)	2,283
	$258,833	$4,341	$(1,984)	$261,190
December 31, 2013
Corporate Bonds	$4,000	$—	$(85)	$3,915
State and municipal securities	51,335	469	(1,765)	50,039
Mortgage-backed securities - Agency Pass Throughs	52,104	768	(499)	52,373
Mortgage-backed securities - Agency CMO's	114,704	849	(1,542)	114,011
SBA Pools	26,518	355	(46)	26,827
Mortgage-backed securities - Non Agency CMO's (investment grade)	2,025	—	(65)	1,960
Mortgage-backed securities - Non Agency CMO's (below investment grade)	2,654	31	(172)	2,513
	$253,340	$2,472	$(4,174)	$251,638
	Held-to-Maturity
	Carrying Value / Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2014
State and municipal securities	$26,109	$1,255	$(10)	$27,354
December 31, 2013
State and municipal securities	$28,286	$857	$(119)	$29,024

The following table summarizes the duration of Intermountain’s unrealized losses on available-for-sale and held-to-maturity securities as of the dates indicated (in thousands).

	Less Than 12 Months		12 Months or Longer		Total
June 30, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate Bonds	$1,994	$(6)	$—	$—	$1,994	$(6)
Residential mortgage-back securities	52,366	(1,017)	29,865	(626)	82,231	(1,643)
SBA Pools	6,625	(14)	—	—	6,625	(14)
State and municipal securities	7,954	(76)	10,084	(255)	18,038	(331)
Total	$68,939	$(1,113)	$39,949	$(881)	$108,888	$(1,994)

December 31, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$3,915	$(85)	$—	$—	$3,915	$(85)
Mortgage-backed securities & CMO's	69,297	(1,709)	20,657	(569)	89,954	(2,278)
SBA Pools	7,206	(46)	—	—	7,206	(46)
State and municipal securities	36,615	(1,760)	1,586	(124)	38,201	(1,884)
Total	$117,033	$(3,600)	$22,243	$(693)	$139,276	$(4,293)

At June 30, 2014, the amortized cost and fair value of available-for-sale and held-to-maturity debt securities, by contractual maturity, are as follows (in thousands):

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$—	$—	$1,371	$1,377
After one year through five years	1,528	1,544	3,971	4,134
After five years through ten years	5,856	5,834	15,196	15,915
After ten years	57,798	59,167	5,571	5,928
Subtotal	65,182	66,545	26,109	27,354
Mortgage-backed securities	166,618	167,190	—	—
SBA Pools	27,033	27,455	—	—
Total Securities	$258,833	$261,190	$26,109	$27,354

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Intermountain’s investment portfolios are managed to provide and maintain liquidity; to maintain a balance of high quality, diversified investments to minimize risk; to offset other asset portfolio elements in managing interest rate risk; to provide collateral for pledging; and to maximize returns. At June 30, 2014, the Company does not intend to sell any of its available-for-sale securities that have a loss position and it is not likely that it will be required to sell the available-for-sale securities before the anticipated recovery of their remaining amortized cost or maturity date. The unrealized losses on residential mortgage-backed securities without other-than-temporary impairment (“OTTI”) were considered by management to be temporary in nature.

OTTI losses for the six months ended June 30, 2014 and June 30, 2013 were $0 and $63,000, respectively. The OTTI recognized on investment securities available for sale in 2013 relates to one non-agency collateralized mortgage obligation that was sold in the fourth quarter of 2013.

On June 30, 2013, six securities with an amortized cost of $8,512,039 were transferred from the available-for-sale category to the held-to-maturity category of the portfolio. The fair market value of the securities at the time of transfer was $8,234,244. The unrealized loss of $277,795 will continue to be reported as a component of accumulated other comprehensive income, net of tax, and amortized over the remaining life of the securities as an adjustment to yield. Upon transfer to the held-to-maturity category, premium and discount accounts were adjusted to reflect the fair market value of the security. The resulting premiums and discounts are also being amortized as an adjustment to yield.

See Note 9 “Fair Value of Financial Instruments” for more information on the calculation of fair or carrying value for the investment securities.

4. Loans and Allowance for Loan Loss:
The components of loans receivable are as follows (in thousands):

	June 30, 2014
	Loans Receivable	%	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Commercial	$118,353	22.4%	$4,520	$113,833
Commercial real estate	169,234	32.0	2,951	166,283
Commercial construction	12,293	2.3	—	12,293
Land and land development loans	34,216	6.5	1,994	32,222
Agriculture	105,545	20.0	2,369	103,176
Multifamily	13,310	2.5	—	13,310
Residential real estate	57,914	11.0	3,038	54,876
Residential construction	2,021	0.4	—	2,021
Consumer	8,860	1.7	54	8,806
Municipal	6,500	1.2	—	6,500
Total loans receivable	528,246	100.0%	$14,926	$513,320
Allowance for loan losses	(7,683)
Deferred loan fees, net of direct origination costs	(283)
Loans receivable, net	$520,280
Weighted average interest rate	5.08%

	December 31, 2013
	Loans Receivable	%	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Commercial	$113,736	21.8%	$4,713	$109,023
Commercial real estate	181,207	34.7	3,128	178,079
Commercial construction	7,383	1.4	—	7,383
Land and land development loans	28,946	5.5	2,487	26,459
Agriculture	96,584	18.5	2,868	93,716
Multifamily	18,205	3.5	—	18,205
Residential real estate	59,172	11.3	3,157	56,015
Residential construction	2,531	0.5	—	2,531
Consumer	9,033	1.7	33	9,000
Municipal	5,964	1.1	—	5,964
Total loans receivable	522,761	100.0%	$16,386	$506,375
Allowance for loan losses	(7,687)
Deferred loan fees, net of direct origination costs	(240)
Loans receivable, net	$514,834
Weighted average interest rate	5.14%

The components of the allowance for loan loss by types are as follows (in thousands):

	June 30, 2014			December 31, 2013
	Total Allowance	Individually Evaluated Allowance	Collectively Evaluated Allowance	Total Allowance	Individually Evaluated Allowance	Collectively Evaluated Allowance
Commercial	$1,817	$302	$1,515	$1,819	$398	$1,421
Commercial real estate	2,336	382	1,954	2,455	332	2,123
Commercial construction	257	—	257	177	—	177
Land and land development loans	941	77	864	1,067	257	810
Agriculture	819	17	802	726	17	709
Multifamily	24	—	24	33	—	33
Residential real estate	1,306	614	692	1,192	495	697
Residential construction	44	—	44	56	—	56
Consumer	114	18	96	136	7	129
Municipal	25	—	25	26	—	26
Total	$7,683	$1,410	$6,273	$7,687	$1,506	$6,181

A summary of current, past due and nonaccrual loans as of June 30, 2014 is as follows, (in thousands):

	Current	30-89 Days Past Due	90 Days or More Past Due and Accruing	Nonaccrual	Total
Commercial	$115,831	$317	$—	$2,205	$118,353
Commercial real estate	169,144	15	—	75	169,234
Commercial construction	12,293	—	—	—	12,293
Land and land development loans	34,089	—	—	127	34,216
Agriculture	105,187	152	—	206	105,545
Multifamily	13,310	—	—	—	13,310
Residential real estate	56,732	378	—	804	57,914
Residential construction	2,021	—	—	—	2,021
Consumer	8,852	5	—	3	8,860
Municipal	6,500	—	—	—	6,500
Total	$523,959	$867	$—	$3,420	$528,246

A summary of current, past due and nonaccrual loans as of December 31, 2013 is as follows, (in thousands):

	Current	30-89 Days Past Due	90 Days or More Past Due and Accruing	Nonaccrual	Total
Commercial	$111,353	$952	$—	$1,431	$113,736
Commercial real estate	181,028	12	—	167	181,207
Commercial construction	7,383	—	—	—	7,383
Land and land development loans	28,776	9	—	161	28,946
Agriculture	96,320	51	—	213	96,584
Multifamily	18,205	—	—	—	18,205
Residential real estate	58,238	241	—	693	59,172
Residential construction	2,531	—	—	—	2,531
Consumer	9,028	2	—	3	9,033
Municipal	5,964	—	—	—	5,964
Total	$518,826	$1,267	$—	$2,668	$522,761

The following table provides a summary of Troubled Debt Restructurings ("TDR") outstanding at period end by performing status, (in thousands).

	June 30, 2014			December 31, 2013
	Nonaccrual	Accrual	Total	Nonaccrual	Accrual	Total
Commercial	$318	$1,143	$1,461	$249	$1,590	$1,839
Commercial real estate	35	2,165	2,200	38	1,931	1,969
Land and land development loans	43	1,861	1,904	46	2,063	2,109
Agriculture	—	2,162	2,162	—	2,483	2,483
Residential real estate	493	1,117	1,610	498	1,140	1,638
Consumer	—	28	28	—	9	9
Total	$889	$8,476	$9,365	$831	$9,216	$10,047

The Company's loans that were modified in the three and six month period ended June 30, 2014 and 2013 and considered a TDR are as follows (dollars in thousands):

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	Number	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial	2	$20	$20	9	$446	$437
Commercial real estate	1	39	53	1	39	53
Land and land development loans	1	69	69	1	69	69
Agriculture	2	270	270	2	270	270
Consumer	1	23	23	1	23	23
	7	$421	$435	14	$847	$852

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Number	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial	3	$2,243	$2,243	7	$2,506	$2,506
Commercial real estate	4	392	392	4	392	392
Land and land development loans	1	182	182	3	335	335
Agriculture	—	—	—	4	1,216	1,216
Residential real estate	3	225	167	3	225	167
Consumer	—	—	—	1	89	89
	11	$3,042	$2,984	22	$4,763	$4,705

The balances below provide information as to how the loans were modified as TDRs during the three and six month periods ended June 30, 2014 and 2013, (in thousands).

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
	Adjusted Interest Rate Only	Other*	Adjusted Interest Rate Only	Other*
Commercial	$—	$20	$—	$438
Commercial real estate	—	53	—	52
Land and land development loans	69	—	69	—
Agriculture	—	270	—	270
Residential real estate	—	—	—	—
Consumer	23	—	23	—
	$92	$343	$92	$760
(*) Other includes term or principal concessions or a combination of concessions, including interest rates.

	Three months ended June 30, 2013		Six Months Ended June 30, 2013
	Adjusted Interest Rate Only	Other*	Adjusted Interest Rate Only	Other*
Commercial	$1,350	$893	$1,350	$1,156
Commercial real estate	—	392	—	392
Land and land development loans	—	182	36	299
Agriculture	—	—	852	364
Residential real estate	147	20	147	20
Consumer	—	—	—	89
	$1,497	$1,487	$2,385	$2,320
(*) Other includes term or principal concessions or a combination of concessions, including interest rates.

As of June 30, 2014, the Company had specific reserves of $704,000 on TDRs, and there were no TDRs in default.

The allowance for loan losses and reserve for unfunded commitments are maintained at levels considered adequate by management to provide for probable loan losses as of the reporting dates. The allowance for loan losses and reserve for unfunded commitments are based on management’s assessment of various factors affecting the loan portfolio, including problem loans, business conditions and loss experience, and an overall evaluation of the quality of the underlying collateral. Changes in the allowance for loan losses and the reserve for unfunded commitments during the three and six-month periods ended June 30, 2014 and 2013 are as follows:

	Allowance for Loan Losses for the three months ended June 30, 2014
	Balance, Beginning of Quarter	Charge-Offs Apr 1 through June 30, 2014	Recoveries Apr 1 through June 30, 2014	Provision	Balance, End of Quarter
	(Dollars in thousands)
Commercial	$1,838	$(160)	$17	$122	$1,817
Commercial real estate	2,370	—	4	(38)	2,336
Commercial construction	340	—	—	(83)	257
Land and land development loans	888	—	46	7	941
Agriculture	754	—	25	40	819
Multifamily	31	—	—	(7)	24
Residential real estate	1,402	(11)	12	(97)	1,306
Residential construction	34	—	2	8	44
Consumer	98	(46)	18	44	114
Municipal	24	—	—	1	25
Allowance for loan losses	$7,779	$(217)	$124	$(3)	$7,683

	Allowance for Loan Losses for the six months ended June 30, 2014
	Balance, Beginning of Period	Charge-Offs Jan 1 through June 30, 2014	Recoveries Jan 1 through Jun 30, 2014	Provision	Balance, End of Period
	(Dollars in thousands)
Commercial	$1,819	$(232)	$60	$170	$1,817
Commercial real estate	2,455	(1)	7	(125)	2,336
Commercial construction	177	—	—	80	257
Land and land development loans	1,067	—	52	(178)	941
Agriculture	726	—	37	56	819
Multifamily	33	—	—	(9)	24
Residential real estate	1,192	(30)	36	108	1,306
Residential construction	56	—	4	(16)	44
Consumer	136	(87)	51	14	114
Municipal	26	—	—	(1)	25
Allowance for loan losses	$7,687	$(350)	$247	$99	$7,683

	Allowance for Loan Losses for the three months ended June 30, 2013
	Balance, Beginning of Quarter	Charge-Offs Apr 1 through June 30, 2013	Recoveries Apr 1 through June 30, 2013	Provision	Balance, End of Quarter
	(Dollars in thousands)
Commercial	$1,763	$(132)	$310	$(41)	$1,900
Commercial real estate	2,814	(48)	20	(50)	2,736
Commercial construction	217	—	14	—	231
Land and land development loans	1,210	(130)	49	(173)	956
Agriculture	241	—	23	428	692
Multifamily	55	—	—	(1)	54
Residential real estate	1,103	(40)	45	87	1,195
Residential construction	35	—	—	9	44
Consumer	206	(46)	52	(9)	203
Municipal	34	—	—	(3)	31
Allowances for loan losses	$7,678	$(396)	$513	$247	$8,042

	Allowance for Loan Losses for the six months ended June 30, 2013
	Balance, Beginning of Period	Charge-Offs Jan 1 through June 30, 2013	Recoveries Jan 1 through June 30, 2013	Provision	Balance, End of Period
	(Dollars in thousands)
Commercial	$2,156	$(221)	$489	$(524)	$1,900
Commercial real estate	2,762	(614)	27	561	2,736
Commercial construction	101	—	15	115	231
Land and land development loans	1,197	(137)	64	(168)	956
Agriculture	228	—	41	423	692
Multifamily	51	—	—	3	54
Residential real estate	1,144	(40)	70	21	1,195
Residential construction	24	—	—	20	44
Consumer	202	(110)	89	22	203
Municipal	78	—	—	(47)	31
Allowances for loan losses	$7,943	$(1,122)	$795	$426	$8,042

Allowance for Unfunded Commitments

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Beginning of period	$17	$17	$16	$15
Adjustment	—	(2)	1	—
Allowance — Unfunded Commitments at end of period	$17	$15	$17	$15

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

The following tables summarize impaired loans:

	Impaired Loans
	June 30, 2014			December 31, 2013
	Recorded Investment	Principal Balance	Related Allowance	Recorded Investment	Principal Balance	Related Allowance
	(Dollars in thousands)
With an allowance recorded:
Commercial	$1,707	$1,802	$302	$1,742	$1,896	$398
Commercial real estate	892	924	382	1,133	1,165	332
Land and land development loans	623	628	77	843	848	257
Agriculture	326	326	17	375	375	17
Residential real estate	2,245	2,403	614	1,094	1,095	495
Consumer	19	21	18	8	10	7
Total	$5,812	$6,104	$1,410	$5,195	$5,389	$1,506
Without an allowance recorded:
Commercial	$2,813	$3,758	$—	$2,971	$3,780	$—
Commercial real estate	2,059	2,401	—	1,995	2,377	—
Land and land development loans	1,371	1,466	—	1,644	1,799	—
Agriculture	2,043	2,076	—	2,493	2,524	—
Residential real estate	793	870	—	2,063	2,277	—
Consumer	35	54	—	25	43	—
Total	$9,114	$10,625	$—	$11,191	$12,800	$—
Total:
Commercial	$4,520	$5,560	$302	$4,713	$5,676	$398
Commercial real estate	2,951	3,325	382	3,128	3,542	332
Land and land development loans	1,994	2,094	77	2,487	2,647	257
Agriculture	2,369	2,402	17	2,868	2,899	17
Residential real estate	3,038	3,273	614	3,157	3,372	495
Consumer	54	75	18	33	53	7
Total	$14,926	$16,729	$1,410	$16,386	$18,189	$1,506

	Impaired Loans
	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
	Average Recorded Investment	Interest Income Recognized (*)	Average Recorded Investment	Interest Income Recognized (*)
	(Dollars in thousands)
With an allowance recorded:
Commercial	$1,690	$59	$1,308	$52
Commercial real estate	1,045	30	1,294	39
Land and land development loans	699	25	1,351	25
Agriculture	381	16	15	—
Residential real estate	1,553	67	959	28
Consumer	13	1	136	6
Total	$5,381	$198	$5,063	$150
Without an allowance recorded:
Commercial	$3,140	$258	$3,385	$297
Commercial real estate	1,923	147	2,977	232
Land and land development loans	1,546	35	929	31
Agriculture	2,359	83	3,056	189
Residential real estate	1,619	49	1,511	67
Consumer	27	2	36	2
Total	$10,614	$574	$11,894	$818
Total:
Commercial	$4,830	$317	$4,693	$349
Commercial real estate	2,968	177	4,271	271
Land and land development loans	2,245	60	2,280	56
Agriculture	2,740	99	3,071	189
Residential real estate	3,172	116	2,470	95
Consumer	40	3	172	8
Total	$15,995	$772	$16,957	968
(*) Interest Income on individually impaired loans is calculated using the cash-basis method, using year to date interest on loans outstanding at June 30.

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

Commercial Real Estate Loans: Recovering economic conditions and stabilizing commercial property values have reduced risk in this segment from prior quarters. In comparison to its national peer group, the Company has less overall exposure to commercial real estate and a stronger mix of owner-occupied (where the borrower occupies and operates in at least part of the building) versus non-owner occupied loans. The loans represented in this category are spread across the Company's footprint, and there are no significant concentrations by industry type or borrower. The most significant property types represented in the portfolio are office 22.9%, industrial 16.8%, health care 12.6% and retail 14.5%. The other 33.2% is a mix of property types with smaller concentrations, including religious facilities, auto-related properties, restaurants, convenience stores, storage units, motels and commercial investment land.

While 69.8% of the Company's commercial real estate portfolio is in its Northern Idaho/Eastern Washington region, this region is a large and diverse region with differing local economies and real estate markets. Given this diversity, and the diversity of property types and industries represented, management does not believe that this concentration represents a significant concentration risk.

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

Construction and Development Loans: After the aggressive reduction efforts of the past few years, the land development and commercial construction loan components pose much lower concentration risk for the total loan portfolio, and now total $46.5 million, or 8.8% of the loan portfolio. The substantial portfolio reduction, combined with stabilizing real estate values, has reduced risk in this portfolio to a level where it no longer represents a significant concentration risk.

Agricultural Loans: The agricultural portfolio represents a larger percentage of the loans in the Bank's southern Idaho region. At the end of the period, agricultural loans and agricultural real estate loans totaled $105.5 million or 20.0% of the total loan portfolio. The agricultural portfolio consists of loans secured by livestock, crops and real estate. Agriculture has typically been a cyclical industry with periods of both strong and weak performance. Current conditions remain strong but may weaken in the next few years because of rising input costs, weaker commodity prices, and potential water shortages. To mitigate credit risk, specific underwriting is applied to retain only borrowers that have proven track records in the agricultural industry. Many of Intermountain's agricultural borrowers are third or fourth generation farmers and ranchers with limited real estate debt, which reduces overall debt coverage requirements and provides extra flexibility and collateral for equipment and operating borrowing needs. In addition, the Bank has hired senior lenders with significant experience in agricultural lending to administer these loans. Further mitigation is provided through frequent collateral inspections, adherence to farm operating budgets, and annual or more frequent review of financial performance.

Multifamily: The multifamily segment comprises $13.3 million or 2.5% of the total loan portfolio at the end of the period. This portfolio represents relatively low risk for the Company, as a result of the strong current market for multifamily properties and low vacancy rates across the Company's footprint.

Residential Real Estate, Residential Construction and Consumer: Residential real estate, residential construction and consumer loans total $68.8 million or 13.0% of the total loan portfolio. Management does not believe they represent significant concentration risk. However, continuing soft employment conditions and reduced home equity is putting pressure on some borrowers in this portfolio.

Municipal loans: Municipal loans comprise $6.5 million or 1.2% of the total loan portfolio. The small size of the portfolio and careful underwriting of the loans within it limit overall concentration risk in this segment.

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

Credit quality indicators by loan segment are summarized as follows:

	Loan Portfolio Credit Grades by Type June 30, 2014
	Satisfactory Grade 1-3	Internal Watch Grade 4	Special Mention Grade 5	Substandard Grade 6	Doubtful Grade 7	Total
	(Dollars in thousands)
Commercial	$85,213	$23,830	$2,762	$6,548	$—	$118,353
Commercial real estate	125,877	38,436	1,085	3,836	—	169,234
Commercial construction	12,217	76	—	—	—	12,293
Land and land development loans	21,033	12,371	—	812	—	34,216
Agriculture	84,373	16,631	1,167	3,374	—	105,545
Multifamily	3,768	9,542	—	—	—	13,310
Residential real estate	46,706	8,140	200	2,868	—	57,914
Residential construction	2,021	—	—	—	—	2,021
Consumer	8,268	491	2	99	—	8,860
Municipal	6,420	80	—	—	—	6,500
Loans receivable, net	$395,896	$109,597	$5,216	$17,537	$—	$528,246

	Loan Portfolio Credit Grades by Type December 31, 2013
	Satisfactory Grade 1-3	Internal Watch Grade 4	Special Mention Grade 5	Substandard Grade 6	Doubtful Grade 7	Total
	(Dollars in thousands)
Commercial	$81,303	$23,741	$1,172	$7,520	$—	$113,736
Commercial real estate	136,253	41,295	—	3,659	—	181,207
Commercial construction	7,292	51	40	—	—	7,383
Land and land development loans	14,187	13,718	—	1,041	—	28,946
Agriculture	77,402	14,466	678	4,038	—	96,584
Multifamily	6,368	8,086	—	3,751	—	18,205
Residential real estate	47,441	8,771	—	2,960	—	59,172
Residential construction	2,531	—	—	—	—	2,531
Consumer	8,469	474	3	87	—	9,033
Municipal	5,863	101	—	—	—	5,964
Loans receivable, net	$387,109	$110,703	$1,893	$23,056	$—	$522,761

The following table summarizes non-performing assets and classified loans at the dates indicated:

	June 30, 2014	December 31, 2013
	(Dollars in thousands)
Loans past due in excess of 90 days and still accruing	$—	$—
Non-accrual loans	3,420	2,668
Total non-performing loans	3,420	2,668
Other real estate owned (“OREO”)	3,684	3,684
Total non-performing assets (“NPAs”)	$7,104	$6,352
Classified loans (1)	$17,537	$23,056
_____________________________

1)	Classified loan totals are inclusive of non-performing loans and may also include troubled debt restructured loans, depending on the grading of these restructured loans.

5. Other Borrowings:
The components of other borrowings are as follows (in thousands):

	June 30, 2014	December 31, 2013
Term note payable (1)	$8,279	$8,279
Term note payable (2)	8,248	8,248
Term note payable (3)	6,533	6,883
Total other borrowings	$23,060	$23,410
_____________________________

(1)
In January 2003, the Company issued $8.0 million of Trust Preferred securities through its subsidiary, Intermountain Statutory Trust I. The debt associated with these securities bears interest on a variable basis tied to the 90-day LIBOR (London Inter-Bank Offering Rate) index plus 3.25%, with interest only paid quarterly. The rate on this borrowing was 3.47% at June 30, 2014. The debt is callable by the Company quarterly and matures in March 2033. See Note A below.

(2)
In March 2004, the Company issued $8.0 million of Trust Preferred securities through its subsidiary, Intermountain Statutory Trust II. The debt associated with these securities bears interest on a variable basis tied to the 90-day LIBOR index plus 2.8%, with interest only paid quarterly. The rate on this borrowing was 3.03% at June 30, 2014. The debt is callable by the Company quarterly and matures in April 2034. See Note A below:

A)
Intermountain’s obligations under the debentures issued to the trusts referred to above constitute a full and unconditional guarantee by Intermountain of the Statutory Trusts’ obligations under the Trust Preferred Securities. In accordance with ASC 810, Consolidation, the trusts are not consolidated and the debentures and related amounts are treated as debt of Intermountain.

(3)
In November 2013, the Company entered into a Loan Agreement with NexBank SSB (“Lender”) providing for a term loan in the amount of $7,000,000 (the “Loan Agreement”). It amended the agreement in June 2014 to lower the interest rate and adjust some of the reporting requirements. The loan now accrues interest at three-month LIBOR plus 3.25% per annum versus three-month LIBOR plus 4% under the original agreement. It has a maturity date of November 19, 2018. The rate on the loan at June 30, 2014 was 3.47%. The Company used the net proceeds of the loan as part of its full repayment to Treasury to redeem the preferred shares issued to Treasury under the CPP. Commencing December 1, 2013, monthly installments of principal in the amount of $58,333.33, plus accrued interest are due and payable. The Company may prepay the loan (and all accrued interest) without fee or penalty. In connection with entering into the Loan Agreement, the Company issued to Lender a Promissory Note dated as of November 19, 2013 (“Note”). The obligations of the Company under the Loan Agreement and the Note are secured by a pledge of all of the common stock of the Company’s subsidiary, Panhandle State Bank (the “Bank”), pursuant to a Pledge and Security Agreement dated as of November 19, 2013 (the “Pledge Agreement”). In the event of a default by the Company under the Loan Agreement, the Lender may declare the Note to be immediately due and payable and exercise or pursue any other remedy permitted under or conferred on Lender by operation of law. The Loan Agreement and the related Note include various covenants and agreements that are customary for loan agreements and promissory notes of this type, including certain financial and capital ratios. Under the Loan Agreement, the Company among other things must limit any indebtedness that it incurs during the life of the loan and is restricted from merging or being acquired without Lender approval. As of June 30, 2014, the Company believes that it had met all covenants and other conditions of the Loan Agreement.

6. Earnings Per Share:
The following table presents the basic and diluted earnings per share computations (numbers in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Net income - basic and diluted	$1,262	$1,941	$2,296	$3,466
Preferred stock dividend	—	460		918
Net income applicable to common stockholders	$1,262	$1,481	$2,296	$2,548
Denominator:
Weighted average shares outstanding - basic	6,490,902	6,443,294	6,490,902	6,443,142
Effect of unvested restricted stock awards considered participating securities	206,484	—	128,674	—
Weighted-average shares outstanding - basic	6,697,386	6,443,294	6,619,576	6,443,142
Dilutive effect of common stock options and warrants	68,522	41,468	67,099	39,234
Weighted average shares outstanding — diluted	6,765,908	6,484,762	6,686,675	6,482,376
Earnings per share — basic and diluted:
Earnings per share — basic	$0.19	$0.23	$0.35	$0.40
Effect of dilutive common stock options, warrants, restricted stock awards	—	—	(0.01)	(0.01)
Earnings per share — diluted	$0.19	$0.23	$0.34	$0.39

At June 30, 2014 and June 30, 2013, there were 1,381 and 6,269 anti-dilutive common stock options, respectively, not included in diluted earnings per share.  At June 30, 2014 and June 30, 2013, there were 65,323 anti-dilutive common stock warrants-Series A not included in diluted earnings per share.
As part of the Company's January 2012 capital raise, warrants were issued for 1,700,000 shares, and on a reverse-split adjusted basis, 170,000 shares of non-voting common stock. The impacts of these warrants were included in diluted earnings per share, and were calculated using the treasury stock method.

7. Stock-Based Compensation Plans:
The Company has historically maintained equity compensation plans that provided for the grant of awards to its officers, directors and employees. From January 2009 to May 2012, the Company did not maintain equity compensation plans. A new equity compensation plan was approved by shareholders in May 2012 , and amended in April 2014, that allows for the grant of stock option and restricted stock awards. Restricted stock shares were granted under the current plan in 2013 and 2014. Approximately 1,400 awards also remain unexercised or unvested under the 1999 equity compensation plan that expired in 2009. These options have $0 intrinsic value and will expire before the end of the calendar year.
Total stock-based compensation expense (benefit) recognized in the consolidated statement of operations for the six months ended June 30, 2014 and 2013 was $158,867 and $12,544, before income taxes, respectively. Total expense related to stock-based compensation for 2014 and 2013 is comprised of restricted stock expense.
As of June 30, 2014, total unrecognized stock-based compensation expense related to non-vested restricted stock grants was approximately $705,416, which was expected to be recognized over a period of approximately 5 years.
On April 2, 2014, the Board amended the 2012 Stock Option and Equity Compensation Plan to increase the number of common stock shares reserved for awards by 175,000 shares. The Board awarded 160,000 shares with vesting dependent upon completion of service and satisfaction of performance conditions over five years. Performance conditions will be determined by the compensation committee in February each year. An estimate for the expense related to the awards schedule to vest in year one is included in compensation expense. Because the performance conditions for awards scheduled to vest in years two through five have not yet been determined, no compensation expense or unearned compensation expense has been recognized for these awards.
Restricted stock transactions for the first six months of 2014 are summarized below. There were no restricted stock transactions in the first six months of 2013.

	Six months ended June 30, 2014
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares
Balance, beginning of period	50,000	$15.22
Shares granted	160,000	17.00
Shares vested	—	—
Shares forfeited and canceled	—	—
Balance, end of period	210,000	$16.58

8. Income Taxes:
For the three and six month periods ended June 30, 2014, the Company recorded income tax expense of $499,000 and $898,000, respectively, as compared to no expense for the same periods last year. In each of these periods, the Company generated positive net income before income taxes, but for the three and six month periods ended June 30, 2013, recorded no expense as it offset current income against carryforward losses from prior years.
The Company had deferred tax assets totaling $19.6 million at June 30, 2014 compared to $21.7 million at December 31, 2013. The decrease in the net deferred tax asset reflects the impacts of additional earnings and an increase in the unrealized market value of the Company's investment securities.
At June 30, 2014, Intermountain assessed whether it was more likely than not that it would realize the benefits of its deferred tax asset. It determined that the positive evidence associated with a three-year cumulative positive income, improving national and regional economic conditions, significantly reduced credit and other balance sheet risk, and improving Company performance offset the negative evidence of losses in 2009 and 2010. Intermountain used an estimate of future earnings, future reversals of taxable temporary differences, and tax planning strategies to determine whether it is more likely than not that the benefit of the deferred tax asset would be realized. In estimating the future earnings, management assumed moderately improving economic conditions. As such, its estimates included continued lower credit losses in 2014 and ensuing years as the Company’s loan portfolio continues to turn over. It also assumed: (1) a compressed but stable net interest margin in 2014, with gradual improvement in future years, as the Company is able to convert some of its cash position to higher yielding instruments; (2) stable other income as increased trust and investment income offsets reductions in mortgage origination income; and (3) stable operating expenses as continued cost reduction strategies offset inflationary increases. The Company analyzes the deferred tax asset on a quarterly basis and may establish a new allowance at some future time depending on actual results and estimates of future profitability.
Intermountain has performed an analysis of its uncertain tax positions and has not recorded any potential penalties, interest or additional tax in its financial statements as of June 30, 2014. If Intermountain did incur penalties or interest, they would be reported in income tax expense. Intermountain’s tax positions for the years after 2009 remain subject to review by the Internal Revenue Service. Intermountain does not expect its unrecognized tax benefits to significantly change within the next twelve months.

9. Fair Value of Financial Instruments:
Intermountain is required to disclose the estimated fair value of financial instruments, both assets and liabilities on and off the balance sheet, for which it is practicable to estimate fair value. These fair value estimates are made at June 30, 2014 based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price an asset could be sold at or the price a liability could be settled for. However, given there is no active market or observable market transactions for many of the Company's financial instruments, the Company has made estimates of many of these fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimated values.
The estimated fair value of the instruments as of June 30, 2014 and December 31, 2013 are as follows (in thousands):

	Fair Value Measurements as of
		June 30, 2014		December 31, 2013
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash, cash equivalents, restricted cash and federal funds sold	1	$33,143	$33,143	$65,130	$65,130
Available-for-sale securities	2	261,190	261,190	251,638	251,638
Held-to-maturity securities	2	26,109	27,354	28,286	29,024
Loans held for sale	2	2,038	2,038	614	614
Loans receivable, net	3	520,280	529,142	514,834	523,209
Accrued interest receivable	2	4,657	4,657	4,170	4,170
BOLI	1	9,962	9,962	9,797	9,797
Other assets	2 & 3	2,146	2,146	2,060	2,060
Financial liabilities:
Deposit liabilities	3	693,888	662,993	706,050	670,895
Borrowings	3	114,907	115,014	127,298	127,656
Accrued interest payable	2	200	200	219	219
Unexercised warrants	3	925	925	942	942
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
Other Assets
Other assets include FHLB stock and interest rate swaps. The fair value of stock in the FHLB equals its carrying amount since such stock is only redeemable at its par value. The fair value of interest rate swaps are discussed below.
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
Interest Rate Swaps
The Company historically has held interest rate swaps as a hedging strategy to help manage the Company's interest-rate-risk, although it has no swaps outstanding as of June 30, 2014. Derivative contracts are valued by the counter party and are periodically validated by management. The counter-party determines the fair value of interest rate swaps using a discounted cash flow method based on current incremental rates for similar types of arrangements.
Unexercised Warrant Liability
A liability for unexercised warrants was created as part of the Company's capital raise in January, 2012. The liability is carried at fair value and adjustments are made periodically through non-interest income to record changes in the fair value. The fair value is measured using warrant valuation modeling techniques, which seek to estimate the market price that the unexercised options would bring if sold. Assumptions used in calculating the value include the volatility of the underlying stock, the risk-free interest rate, the expected term of the warrants, the market price of the underlying stock and the dividend yield on the stock.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present information about the Company’s assets measured at fair value on a recurring basis as of June 30, 2014, and December 31, 2013, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands).

Description	Total	Level 1	Level 2	Level 3
Balance at June 30, 2014
Available-for-Sale Securities:
Corporate Bonds	$1,994	$—	$1,994	$—
State and municipal bonds	64,551	—	64,551	—
Residential mortgage backed securities and SBA Pools	194,645	—	194,645	—
Total Assets Measured at Fair Value	$261,190	$—	$261,190	$—
Unexercised Warrants	$925	$—	$—	$925
Total Liabilities Measured at Fair Value	$925	$—	$—	$925
Balance at December 31, 2013
Available-for-Sale Securities:
Corporate bonds	$3,915	$—	$3,915	$—
State and municipal bonds	50,039	—	50,039	—
Residential mortgage backed securities and SBA Pools	197,684	—	197,684	—
Other Assets — Derivative	(127)	—	—	(127)
Total Assets Measured at Fair Value	$251,511	$—	$251,638	$(127)
Unexercised Warrants	$942	$—	$—	$942
Total Liabilities Measured at Fair Value	$942	$—	$—	$942

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs ( Level 3) Quarter to Date
	2014		2013
Description	Derivatives (net)	Unexercised Warrants	Residential MBS	Derivatives (net)	Unexercised Warrants
April 1, Balance	$(43)	(1,048)	$8,220	$(480)	$(772)
Total gains or losses (realized/unrealized):
Included in earnings	43	123	(21)	149	(54)
Included in other comprehensive income	—	—	48	—	—
Principal Payments	—	—	(493)	—	—
Sales of Securities	—	—	—	—	—
June 30, 2014	$—	$(925)	$7,754	$(331)	$(826)

	Fair Value Measurements Using Significant Unobservable Inputs ( Level 3) Year to Date
	2014		2013
Description	Derivatives (net)	Unexercised Warrants	Residential MBS	Derivatives (net)	Unexercised Warrants
January 1, Balance	$(127)	$(942)	$10,242	$(573)	$(828)
Total gains or losses (realized/unrealized):
Included in earnings	127	17	(22)	242	2
Included in other comprehensive income	—	—	229	—	—
Principal Payments	—	—	(833)	—	—
Sales of Securities	—	—	(1,862)	—	—
June 30, 2014	$—	$(925)	$7,754	$(331)	$(826)

The following tables present additional quantitative information about assets and liabilities measured at fair value on a recurring basis and for which the company has utilized Level 3 inputs to determine fair value, as of June 30, 2014:

	Valuation Techniques	Unobservable Input	Range of Inputs
Unexercised Warrants	Warrant valuation models	Estimated underlying stock price volatility	35%
		Duration	0.58 years
		Risk-free rate	0.11%
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

Description	Total	Level 1	Level 2	Level 3
Balance at June 30, 2014
Loans(1)	$13,516	$—	$—	$13,516
Total Assets Measured at Fair Value	$13,516	$—	$—	$13,516
Balance at December 31, 2013
Loans(1)	$14,880	$—	$—	$14,880
OREO	3,684	—	—	3,684
Total Assets Measured at Fair Value	$18,564	$—	$—	$18,564
_____________________________

(1)	Represents impaired loans, net of allowance for loan loss, which are included in loans.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the company has utilized Level 3 inputs to determine fair value at June 30, 2014:

	Valuation Techniques	Unobservable Input	Range of Inputs
Impaired Loans	Discounted cash flows and appraisal of collateral	Amount and timing of cash flows	No payment deferral to indefinite payment deferral
		Discount Rate	4% to 9%
		Appraisal adjustments	10% to 35%
		Liquidation Expenses	10% to 15%

Impaired Loans
Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for impaired loans when establishing the allowance for credit losses. Such amounts are generally based on either the estimated fair value of the cash flows to be received or the fair value of the underlying collateral supporting the loan less selling costs. Real estate collateral on these loans and the Company’s OREO is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace. Management reviews these valuations and makes additional valuation adjustments, as necessary, including subtracting estimated costs of liquidating the collateral or selling the OREO. If the value of the impaired loan is determined to be less than the recorded investment in the loans, the impairment is recognized and the carrying value of the loan is adjusted to fair value through the allowance for loan and lease losses. The carrying value of loans fully charged off is zero. The related nonrecurring fair value measurement adjustments have generally been classified as Level 3 because of the significant assumptions required in estimating future cash flows on these loans, and the uncertain collateral values underlying the loans. Volatility and the lack of relevant and current sales data in the Company’s market areas for various types of collateral create additional uncertainties and require the use of multiple sources and management judgment to make adjustments. Loans subject to nonrecurring fair value measurement were $13.5 million at June 30, 2014 all of which were classified as Level 3.
OREO
OREO represents real estate which the Company has taken control of in partial or full satisfaction of loans. At the time of foreclosure, Generally Accepted Accounting Principles (“GAAP”) states that OREO is recorded at its fair value less cost to sell. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan and lease losses. After foreclosure, management periodically performs valuations such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell. Fair value adjustments on other real estate owned are recognized within net loss on real estate owned as a component of non-interest expense. Fair value is determined from external appraisals and other valuations using judgments and estimates of external professionals. Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3. The Company’s OREO at June 30, 2014 totaled $3.7 million, all of which was classified as Level 3.
All of the Company’s OREO balance of $3.7 million at June 30, 2014 and December 31, 2013, was valued differently, however, because it is subject to an installment sales agreement. While the contract requires full payment of the balance recorded by the Company, because of the installment sales contract, accounting guidance requires the maintenance of the OREO balance on the Company's books and the establishment of a $539,000 valuation reserve against the balance. The Company anticipates recovery of this reserve over the five-year period. In valuing the OREO, the Company discounted the expected cash flows from the installment sale at a rate similar to rates provided on loans similar to the subject transaction.

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
In May 2014, the FASB issued ASU 2014-04 No. 2014-09, Revenue from Contracts with Customers. The guidance in this update supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the codification. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2016. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements, but does not expect the guidance to have a material impact on the Company’s consolidated financial statements.
In June 2014, the FASB issued ASU No. 2014-11, "Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures". ASU 2014-11 changes the accounting for repurchase-to-maturity transactions and repurchase financing arrangements. It also requires additional disclosures about repurchase agreements and other similar transactions. The new guidance aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. Going forward, these transactions would all be accounted for as secured borrowings. The ASU also requires new and expanded disclosures. This ASU is effective for the first interim or annual period beginning after December 15, 2014. The adoption of ASU No. 2014-11 is not expected to have a material impact on the Company's consolidated financial statements.
In June 2014, the FASB issued ASU No. 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period". ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718, Compensation - Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU can be applied prospectively or retrospectively and are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015 with early adoption permitted. The Company is currently reviewing the requirements of ASU No. 2014-12, but does not expect the ASU to have a material impact on the Company's consolidated financial statements.

11. Subsequent Events:

On July 23, 2014, the Company, jointly with Columbia Banking System, Inc., (“Columbia”), the holding company for Columbia State Bank, announced the signing of a definitive agreement and plan of merger (“Merger Agreement”) whereby the Company and Columbia intend to merge in a transaction valued as of the date of signing at approximately $121.5 million. Subject to the terms and conditions of the Merger Agreement, at the effective time of the merger, the Company’s shareholders will have the right to receive, at their election (but subject to customary proration and allocation procedures applicable to oversubscription and undersubscription for stock consideration), in respect of each share of Company common stock, cash, stock, or a unit consisting of a mix of (a)0.6426 of a share of Columbia common stock and (b)$2.2930 in cash, without interest, for consideration (the “Merger Consideration”). The aggregate Merger Consideration is expected to be approximately (a) 4.2 million shares of Columbia common stock and (b)$16.5 million in cash. The per-share Merger Consideration payable at the effective time of the merger will be a function of the daily closing volume weighted average price of Columbia common stock for the twenty trading-day period beginning on the twenty-fifth day before the effective time of the merger. The combined company is expected to have approximately $8.2 billion in assets with over 150 branches throughout Washington, Oregon and Idaho. The transaction was approved by the boards of directors of the Company and Columbia and is expected to close in the fourth quarter, subject to regulatory approval, approval by the shareholders of the Company and other customary conditions of closing.

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
Intermountain continues to offer banking and financial services that fit the needs of the communities it serves. Lending activities include consumer, commercial, commercial real estate, construction, mortgage and agricultural loans. A full range of deposit services are available including checking, savings and money market accounts as well as various types of certificates of deposit. Trust and wealth management services, investment and insurance services, business cash management and electronic banking solutions round out the Company’s product offerings.
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
The Company’s strengths include a strong, committed team of experienced banking officers, a loyal and low-cost deposit base, a sophisticated risk management system, and a strong operational and compliance infrastructure. These strengths will be integrated with those of Columbia (see "Recent Developments" below) to create additional opportunities in the Company's market upon successful completion of the merger.

Recent Developments
On July 23, 2014, the Company, jointly with Columbia Banking System, Inc., (“Columbia”), the holding company for Columbia State Bank, announced the signing of a definitive agreement and plan of merger (“Merger Agreement”) whereby the Company and Columbia intend to merge in a transaction valued as of the date of signing at approximately $121.5 million. See Note 11 to the Consolidated Financial Statements for more information on the transaction.

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
Management believes the allowance for loan losses was adequate at June 30, 2014. While management uses available information to provide for loan losses, the ultimate collectability of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions and other relevant factors. A slowdown in economic activity could adversely affect cash flows for both commercial and individual borrowers, as a result of which the Company could experience increases in nonperforming assets, delinquencies and losses on loans. The allowance requires considerable judgment on the part of management, and material changes in the allowance can have a significant impact on the Company's financial position and results of operations.
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

Results of Operations
Overview. Intermountain recorded net income applicable to common stockholders of $2.3 million, or $0.34 per diluted share for the six months ended June 30, 2014, compared with net income of $2.5 million, or $0.39 per diluted share for the six months ended June 30, 2013. The reduction in net income for the period indicated over the comparable period last year resulted from decreases in interest and other income and a higher tax provision, which offset lower interest and other operating expenses. For the quarter ended June 30, 2014, Intermountain recorded net income applicable to common stockholders of $1.3 million, or $0.19 per diluted share, compared with net income of $1.0 million, or $0.16 per diluted share, and $1.5 million, or $0.23 per diluted share for the quarters ended March 31, 2014 and June 30, 2013, respectively. Higher net interest income, a lower loan loss provision and higher other income offset higher operating expenses to produce the improvement over first quarter 2014 results. Stabilizing net interest income and a lower loan loss provision in the second quarter of 2014 were offset by lower other income and a higher tax provision in the comparative results from the same quarter last year.
The annualized return on average assets (“ROAA”) was 0.50% for the six months ended June 30, 2014, as compared to 0.74% in the same period last year, and the annualized return on average common equity (“ROAE”) was 4.81% in 2014 and 5.85% in 2013, respectively.
Net Interest Income. The most significant component of earnings for the Company is net interest income, which is the difference between interest income from the Company’s loan and investment portfolios, and interest expense on deposits, repurchase agreements and other borrowings. During the six months ended June 30, 2014 and June 30, 2013, net interest income was $14.4 million and $14.9 million, respectively. The decrease in net interest income from last year reflects lower interest income on loans resulting primarily from declines in loan yields. Very low market rates and intense competition for strong borrowers continue to pressure both the Company's and its competitors' loan yields. Investment interest income was up, reflecting moderately higher investment yields and a significant reduction in premium amortization speeds on the Company's mortgage-backed securities portfolio. Interest expense on deposits continued to decrease as deposit rates declined in response to lower market rates, and CD volumes continued to contract. The decrease in interest expense on other borrowings from the same six-month period last year reflected lower rates paid, particularly on repurchase agreements.
Average interest-earning assets decreased by 2.4% to $831.5 million for the six months ended June 30, 2014 compared to $852.2 million for the six months ended June 30, 2013. Average loans increased $318,000 during this period, and average investments and interest-earning cash equivalents decreased by $21.0 million. This reduction reflected the use of cash and investments in late 2013 to redeem the Company's Capital Purchase Program ("CPP") preferred stock.
Average interest-bearing liabilities increased by $4.5 million, or 0.6%, for the six month period ended June 30, 2014 compared to June 30, 2013. Average deposit balances decreased $10.8 million, or 1.5%, average Federal Home Loan Bank ("FHLB") advances increased by $6.8 million, or 126.4%, and average other borrowings increased $8.5 million, or 9.4%. The decrease in deposits primarily reflects payoffs of higher rate retail CDs and the loss of savings balances associated with a terminated contract for secured credit cards. The increase in other borrowings resulted from the addition of a holding company loan used to redeem the Company's CPP preferred stock.
The net interest margin was 3.49% for the six months ended June 30, 2014 as compared to 3.51% in the comparable period of 2013. A decrease in the average yield on loans was offset by higher investment yields and lower deposit and borrowing costs.
The Company continues to operate in an unprecedented low rate environment, in which the Fed Funds target rate is less than 0.25% and the Federal Reserve continues to purchase mortgage assets to reduce longer rates. After increasing about 1% in the second quarter of 2013, yields on the 10-year US Treasury bond have retreated about 0.5% in the first six months of 2014, as global economic conditions have remained tepid and the Federal Reserve continues with a largely accommodative monetary policy. The Company's short-term variable rate loans are tied primarily to the national prime rate or the overnight or one-month London Interbank Offering Rate (LIBOR), which has not moved. In addition, excess industry liquidity and continuing strong competition for quality borrowers dampened any short-term impact higher long-term market rates had on the loan portfolio. Investment portfolio yields have improved slightly, although strong market liquidity and demand for fixed income investments continues to dampen performance. Relative stabilization of the net interest margin does appear to indicate that relative declines in asset yields are slowing.
Higher market rates could improve yields and earnings in the Company's loan and investment portfolios in future quarters by increasing yields on variable rate loans, and on new loans and investments added to the portfolio. Management also continues to work diligently to redeploy cash assets into higher yielding loans and investments, and in particular is now focused on more rapid expansion of the loan portfolio to offset some of the pressure on yields. The Company also continues to focus on lowering its overall cost of funds, while maintaining transaction deposit balances from core relationship customers. The cost on interest-bearing liabilities dropped from 0.48% for the first six months of 2013 to 0.39% for the same period in 2014, reflecting a 0.07% drop in average deposit rates to 0.23% and a 0.42% drop in repurchase and other borrowing average rates to 1.37%. Management believes that some opportunities still remain to further lower funding costs. However, given the already low level of market rates and the Company’s cost of funds, any future gains are likely to be less than those already experienced.
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
The provision for loan losses totaled $99,000 for the six months ended June 30, 2014, compared to a provision of $426,000 for the comparable period last year. Lower provision costs reflect continued improvements in the quality of the Company's loan portfolio. For more information on provision and loan loss allowance activity for the periods indicated, see Note 4 to the Consolidated Financial Statements, "Loans and Allowance for Loan Losses."

Net chargeoffs declined to $104,000 in the first six months of 2014, compared to $327,000 in the first six months of 2013. In general, portfolio losses are no longer concentrated in any particular industry or loan type, as prior efforts to reduce exposure in construction, land development and commercial real estate loans have decreased the exposure in these segments considerably. The Company continues to resolve or liquidate its problem loans aggressively, particularly those with higher loss exposures, and now believes that the risk of future large losses is significantly reduced. The loan loss allowance to total loans ratio was 1.46% at June 30, 2014, compared to 1.52% at June 30, 2013. At the end of June 2014, the allowance for loan losses totaled 224.7% of non-performing loans compared to 167.6% at June 30, 2013. The increase in this coverage ratio reflects the reduction of non-performing loans over the prior period.

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

General trending information with respect to non-performing loans, non-performing assets, and other key portfolio metrics is as follows (dollars in thousands):

Credit Quality Trending

	6/30/2014	3/31/2014	12/31/2013	6/30/2013
	(Dollars in thousands)
Total non-performing loans (“NPLs”)	$3,420	$4,518	$2,668	$4,799
OREO	3,684	3,768	3,684	4,512
Total non-performing assets (“NPAs”)	$7,104	$8,286	$6,352	$9,311
Classified loans (1)	$17,537	$19,609	$23,056	$26,288
Troubled debt restructured loans (2)	$9,365	$9,866	$10,047	$11,791
Total allowance related to non-accrual loans	$45	$176	$84	$121
Interest income recorded on non-accrual loans (3)	$78	$45	$187	$119
Non-accrual loans as a percentage of net loans receivable	0.66%	0.89%	0.52%	0.92%
Total non-performing loans as a % of net loans receivable	0.66%	0.89%	0.52%	0.92%
Allowance for loan losses (“ALLL”) as a percentage of non-performing loans	224.7%	172.8%	288.1%	167.6%
Total NPAs as a % of total assets (4)	0.77%	0.91%	0.68%	1.00%
Total NPAs as a % of tangible capital + ALLL (“Texas Ratio”) (4)	6.66%	7.99%	6.25%	7.69%
Loan delinquency ratio (30 days and over)	0.17%	0.17%	0.24%	0.22%
_____________________________

(1)	Classified loan totals are inclusive of non-performing loans and may also include troubled debt restructured loans, depending on the grading of these restructured loans.

(2)	Includes accruing restructured loans of $8.5 million and non-accruing restructured loans of $889,000 as of June 30, 2014. No other funds are available for disbursement on restructured loans.

(3)	Interest income on non-accrual loans based on year-to-date interest totals

(4)	NPAs include both nonperforming loans and OREO
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
The following table summarizes NPAs by type and provides trending information over the past year:

Nonperforming Asset Trending By Category

	6/30/2014	3/31/2014	6/30/2013
	(Dollars in thousands)
Commercial loans	$2,205	$2,966	$1,417
Commercial real estate loans	75	163	2,728
Land and land development loans	3,811	3,841	4,626
Agriculture loans	206	611	276
Residential real estate loans	804	702	173
Consumer loans	3	3	91
Total NPAs by Categories	$7,104	$8,286	$9,311

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
At June 30, 2014 and December 31, 2013 classified loans (loans with risk grades 6, 7 or 8) by loan type are as follows:

	June 30, 2014		December 31, 2013
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial loans	$6,548	37.3%	$7,520	32.6%
Commercial real estate loans	3,836	21.9	3,659	15.9
Land and land development loans	812	4.6	1,041	4.5
Agriculture loans	3,374	19.2	4,038	17.5
Multifamily loans	—	—	3,751	16.3
Residential real estate loans	2,868	16.4	2,960	12.8
Consumer loans	99	0.6	87	0.4
Total classified loans	$17,537	100.0%	$23,056	100.0%

Classified loans are loans for which management believes it may experience some problems in obtaining repayment under the contractual terms of the loan, and are inclusive of the Company’s non-accrual loans. However, categorizing a loan as classified does not necessarily mean that the Company will experience any or significant loss of expected principal or interest.
Classified loans decreased from December 31, 2013 as the Company resolved or upgraded several credits during the first six months without any significant additional loss. As with NPAs, the geographical distribution of the Company’s classified loans reflects the distribution of the Company’s loan portfolio, with higher distributions in the “North Idaho/Eastern Washington” region, and decreased levels in southern Idaho.
Local economies continue to improve, but are still subject to risk from various world and national events, particularly as they impact local confidence and business investment. Within the local economies, there are relatively wide variations in the strength of different industry segments. Manufacturing, technology, and health-care businesses are strong and improving. Housing is also improving, although at a slower pace as mortgage rates have ticked up and affordability has dropped slightly. Agriculture continues to be strong overall, although risks are increasing as a result of moderating prices, increasing input costs and concerns over adequate water in future years. The Company has enhanced its monitoring of this portfolio and added to the loan loss reserves tied to this segment. For tourism, retail and government, the recovery has been slower, but is now accelerating.
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
     Other Income.
The following tables detail dollar amount and percentage changes of certain categories of other income for the three and six-month periods ended June 30, 2014 and 2013.

Other Income - Three Months Ended	June 30, 2014	June 30, 2013	Change	Percent Change
	(Dollars in thousands)
Fees and service charges	$1,212	$1,319	$(107)	(8)%
Commissions & fees from trust & investment advisory services	557	645	(88)	(14)
Loan related fee income	403	586	(183)	(31)
Net gain on sale of securities	168	163	5	3
Net (loss) gain on sale of other assets	4	2	2	100
Other-than-temporary credit impairment on investment securities ("OTTI")	—	(21)	21	(100)
Bank-owned life insurance	86	85	1	1
Fair value adjustment on cash flow hedge	—	80	(80)	(100)
Unexercised warrant liability fair value adjustment	123	(54)	177	(328)
Other income	34	40	(6)	(15)
Total	$2,587	$2,845	$(258)	(9)%

Other Income - Six Months Ended	June 30, 2014	June 30, 2013	Change	Percent Change
	(Dollars in thousands)
Fees and service charges	$2,333	$2,398	$(65)	(3)%
Commissions & fees from trust & investment advisory services	1,098	1,172	(74)	(6)
Loan related fee income	707	1,197	(490)	(41)
Net gain on sale of securities	174	203	(29)	(14)
Net (loss) gain on sale of other assets	8	6	2	33
Other-than-temporary credit impairment on investment securities ("OTTI")	—	(63)	63	(100)
Bank-owned life insurance	165	170	(5)	(3)
Fair value adjustment on cash flow hedge	—	146	(146)	(100)
Unexercised warrant liability fair value adjustment	17	2	15	750
Other income	82	153	(71)	(46)
Total	$4,584	$5,384	$(800)	(15)%

Total other income was $2.6 million and $2.8 million for the three months ended June 30, 2014 and June 30, 2013, respectively. For the three-month comparable periods, decreases in fees and service charges, investment services income and loan-related fee income offset a positive fair value adjustment on unexercised warrants. For the comparable six-month periods, total other income was $4.6 million in 2014 and $5.4 million in 2013. A significant reduction in fees from mortgage origination activity was the biggest contributor to the decrease from the prior six-month period.
Fees and service charges earned on deposit accounts continue to be the Company’s primary source of other income. Fees and service charges in the first six months of 2014 decreased by $65,000 from the comparable 2013 period as changes in the Company's deposit account pricing and improved debit card income were offset by continued reductions in overdraft fee income.
Commissions and fees from trust and investment advisory services decreased by $74,000 over the prior period as investment sales slowed in the first half of the year. The Company is targeting additional resources and marketing efforts in this area and anticipates stronger results in the second half of the year.
As noted above, loan related fee income was down from the same period last year, as a result of significantly weaker mortgage refinance activity. Higher mortgage rates are having a substantial impact on both refinance and purchase activity, although purchase activity experienced some seasonal increase in the second quarter which should continue into the third quarter.
The Company recognized $174,000 in gains on the sale of securities during the first half of 2014, down from $203,000 in the first six months of last year. This reduction was offset, however, by a $63,000 reduction in credit loss impairment on impaired securities for the period. The cash flow hedge that generated positive fair value adjustments in 2013 matured in the fourth quarter of last year, resulting in the reduction in the first half of 2014. The Company recognized a positive fair value adjustment taken on the Company's unexercised warrant liability in 2014, as a decrease in the Company's stock price decreased this liability. The liability was created by the issuance of three-year warrants for 1,700,000 shares, and on a reverse-split adjusted basis, 170,000 shares, to investors as part of the Company's January 2012 capital raise and must be fair-valued every quarter. As such, there are likely to be fluctuating adjustments in future periods.
BOLI income was down slightly from the prior year as yields declined modestly and the Company did not purchase or liquidate BOLI assets. Other non-interest income totaled $82,000 for the first six months of 2014, compared to $153,000 for the comparable prior period. The reduction reflects continued decreases in the Company's secured card contract as this contract terminated in the first quarter of 2013. The Company is seeking to replace the lost income from this contract with other card or payment-based initiatives.
     Operating Expenses.
The following tables detail dollar amount and percentage changes of certain categories of other expense for the three and six-month periods ended June 30, 2014 and 2013.

Other Expense - Three Months Ended	June 30, 2014	June 30, 2013	Change	Percent Change
	(Dollars in thousands)
Salaries and employee benefits	$4,505	$4,283	$222	5%
Occupancy expense	1,145	1,174	(29)	(2)
Technology	874	925	(51)	(6)
Advertising	136	180	(44)	(24)
Fees and service charges	109	85	24	28
Printing, postage and supplies	151	173	(22)	(13)
Legal and accounting	422	484	(62)	(13)
FDIC assessment	146	165	(19)	(12)
OREO operations(1)	39	32	7	22
Other expense	707	719	(12)	(2)
Total	$8,234	$8,220	$14	—%

Other Expense - Six Months Ended	June 30, 2014	June 30, 2013	Change	Percent Change
	(Dollars in thousands)
Salaries and employee benefits	$8,381	$8,458	$(77)	(1)%
Occupancy expense	2,326	2,359	(33)	(1)
Technology	1,696	1,801	(105)	(6)
Advertising	285	294	(9)	(3)
Fees and service charges	200	179	21	12
Printing, postage and supplies	326	390	(64)	(16)
Legal and accounting	825	812	13	2
FDIC assessment	292	351	(59)	(17)
OREO operations(1)	(24)	143	(167)	(117)
Other expense	1,363	1,611	(248)	(15)
Total	$15,670	$16,398	$(728)	(4)%

(1)	Amount includes expenses, chargedowns and gains and losses on sale of OREO
Operating expenses for the second quarter of 2014 totaled $8.2 million compared to $8.2 million for the same quarter last year. Lower occupancy, technology, advertising and consulting expenses in the June 2014 quarter offset higher restricted stock expense. For the first half of 2014, operating expenses totaled $15.7 million, down $728,000, or 4.4%, from the same period last year. Lower salary, occupancy, technology, printing, FDIC assessment and OREO expense offset modest increases in fees and service charges and legal expenses.

At $8.4 million, compensation and benefits expense decreased modestly from the same quarter in 2013, as lower commission, incentive compensation, unemployment insurance and medical benefits expense and higher deferred loan origination cost credits offset higher salary and stock compensation expenses. The Company continues to evaluate opportunities to improve staff efficiency while positioning itself for balance sheet growth.
Occupancy expenses were down from the prior six-month period as the Company continued to exercise caution in purchasing new fixed assets. The decrease in technology expenses reflects the ongoing benefits of the technology upgrades the Company made in 2013. The Company continues to review asset and software purchases carefully and re-negotiate contracts to further lower expense in this area.
Advertising expense was down modestly from the prior year, reflecting timing differences in the Company's marketing expenses. Fees and service charges were up slightly, while technology changes have lowered printing, postage and supply expenses. Legal and accounting fees increased over last year as a result of costs associated with the merger negotiations with Columbia Banking Systems, Inc. noted above. FDIC expenses decreased over the same quarter last year because of a decrease in the assessment base and a lower assessment rate.
OREO expenses reflect the collection of property improvement funds from a third party on the Company's larger remaining OREO property. Other expenses decreased $248,000 from the same period in 2013, primarily as a result of decreased operational losses relating to electronic banking and debit card fraud activity. The Company continues to implement new tools and systems to reduce its exposure in this area.
Annualized operating expense as a percentage of average assets was 3.42% and 3.50% for the six-month periods ending June 30, 2014 and June 30, 2013, respectively. The Company’s efficiency ratio (noninterest expense divided by the sum of net interest income and non-interest income) was 82.6% for the six-month period ended June 30, 2014, compared to 80.8% for the comparable period one year ago. Improving expense performance was offset by lower net interest and other income. With economic conditions likely to remain challenging in the near future, the Company continues to develop and implement additional efficiency and cost-cutting efforts to offset constrained asset and revenue growth.
     Income Tax Provision.
For the three- and six-month periods ended June 30, 2014 the Company recorded income tax expense of $499,000 and $898,000, as compared to no expense for the same periods last year. In each of these periods, the Company generated positive net income before income taxes, but for the periods ended June 30, 2013, recorded no expense as it offset current income against carryforward losses from prior years. The effective tax rates were 28.1% and 0.0% for the six-month periods ended June 30, 2014 and June 30, 2013, respectively.
The Company had deferred tax assets totaling $19.6 million at June 30, 2014 compared to $21.7 million at December 31, 2013. The decrease in the net deferred tax asset reflects the impacts of additional earnings and an increase in the unrealized market value of the Company's investment securities.
At June 30, 2014, Intermountain assessed whether it was more likely than not that it would realize the benefits of its deferred tax asset. It determined that the positive evidence associated with a three-year cumulative positive income, improving national and regional economic conditions, significantly reduced credit and other balance sheet risk, and improving Company performance offset the negative evidence of losses in 2009 and 2010. Intermountain used an estimate of future earnings, future reversals of taxable temporary differences, and tax planning strategies to determine whether it is more likely than not that the benefit of the deferred tax asset would be realized. In estimating the future earnings, management assumed moderately improving economic conditions. As such, its estimates included continued lower credit losses in 2014 and ensuing years as the Company’s loan portfolio continues to turn over. It also assumed: (1) a compressed but stable net interest margin in 2014, with gradual improvement in future years, as the Company is able to convert some of its cash position to higher yielding instruments; (2) stable other income as increased trust and investment income offsets reductions in mortgage origination income; and (3) stable operating expenses as continued cost reduction strategies offset inflationary increases. The Company analyzes the deferred tax asset on a quarterly basis and may establish a new allowance at some future time depending on actual results and estimates of future profitability.
Intermountain has performed an analysis of its uncertain tax positions and has not recorded any potential penalties, interest or additional tax in its financial statements as of June 30, 2014 . If Intermountain did incur penalties or interest, they would be reported in income tax expense. Intermountain’s tax positions for the years after 2009 remain subject to review by the Internal Revenue Service. Intermountain does not expect its unrecognized tax benefits to significantly change within the next twelve months.

Financial Position

Assets. At June 30, 2014, Intermountain’s assets were $920.2 million, down $19.4 million from $939.6 million at December 31, 2013. The decrease in assets reflected reductions in cash and cash equivalents, partially offset by increases in available-for-sale investments and net loans receivable.
Fed Funds Sold & Cash Equivalents. The Bank held $14.3 million in interest-bearing cash equivalents at June 30, 2014. This compares to $44.9 million in interest-bearing cash equivalents at December 31, 2013, as funds were used to increase available -for-sale investments and net loans receivable, and to offset decreased municipal repurchase balances.
Non-interest bearing and restricted cash totaled $18.9 million at June 30, 2014, compared to $20.2 million at December 31, 2013.
Investments. Intermountain’s investment portfolio at June 30, 2014 was $287.3 million, an increase of $7.4 million from the December 31, 2013 balance of $279.9 million. The increase reflects the purchase of additional short-duration securities and a reduction in prepayment speeds on the Company's mortgage-backed securities portfolio. Management remains cautious about the volatile investment environment and is working to further shorten the duration of its available-for-sale investment portfolio. As of June 30, 2014, the balance of the unrealized gain on investment securities, net of federal income taxes, was $1.3 million, compared to an unrealized loss at December 31, 2013 of $1.2 million. The change from an unrealized loss to an unrealized gain position reflected the positive impact on the value of the portfolio resulting from a small reduction in market interest rates during the period.
Loans Receivable. At June 30, 2014, net loans receivable totaled $520.3 million, up $5.5 million from $514.8 million at December 31, 2013.
The following table sets forth the composition of Intermountain’s loan portfolio at the dates indicated. Loan balances exclude deferred loan origination costs and fees and allowances for loan losses.

	June 30, 2014		December 31, 2013
	Amount	%	Amount	%
	(Dollars in thousands)
Commercial loans	$118,353	22.4%	$113,736	21.8%
Commercial real estate loans	169,234	32.0	181,207	34.7
Commercial construction loans	12,293	2.3	7,383	1.4
Land and land development loans	34,216	6.5	28,946	5.5
Agriculture loans	105,545	20.0	96,584	18.5
Multifamily loans	13,310	2.5	18,205	3.5
Residential real estate loans	57,914	11.0	59,172	11.3
Residential construction loans	2,021	0.4	2,531	0.5
Consumer loans	8,860	1.7	9,033	1.7
Municipal loans	6,500	1.2	5,964	1.1
Total loans	528,246	100.0%	522,761	100.0%
Allowance for loan losses	(7,683)		(7,687)
Deferred loan fees, net of direct origination costs	(283)		(240)
Loans receivable, net	$520,280		$514,834
Weighted average interest rate	5.08%		5.14%

The $5.5 million increase from December 31, 2013 reflects new business development activity and seasonal increases in commercial, agricultural and construction lending, which offset reductions in commercial real estate and multi-family loans. Given the low interest rate environment and heavy competition in its markets, the Company has been cautious in originating new long-term commercial real estate and multi-family loans, particularly with ten or twenty-year fixed rates.

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
The residential and consumer portfolios consist primarily of first and second mortgage loans, unsecured loans to individuals, and auto, boat and RV loans. These portfolios have generally performed well with limited delinquencies and defaults. While these loans have generally been underwritten with conservative loan-to-values and strong debt-to-income ratios, the continued soft economy and lower home prices have resulted in some losses in this loan type.
Economic conditions and property values are demonstrating slow but steady improvement in most of the Company's markets, and as such, management expects that credit losses will continue to decrease. New borrowing activity is picking up, and loan demand in the Company's markets is stronger now than it has been in several years.

Geographic Distribution
As of June 30, 2014, the Company’s loan portfolio by loan type and geographical market area was:

	North Idaho — Eastern	Magic Valley	Greater Boise	E. Oregon, SW Idaho, excluding			% of Loan type to total
Loan Portfolio by Location	Washington	Idaho	Area	Boise	Other	Total	Loans
	(Dollars in thousands)
Commercial loans	$80,344	$6,063	$9,583	$18,686	$3,677	$118,353	22.4%
Commercial real estate loans	118,130	9,004	9,373	16,312	16,415	169,234	32.0
Commercial construction loans	12,293	—	—	—	—	12,293	2.3
Land and land development loans	26,138	1,403	5,013	1,190	472	34,216	6.5
Agriculture loans	1,879	3,717	26,078	70,355	3,516	105,545	20.0
Multifamily loans	8,795	174	3,042	133	1,166	13,310	2.5
Residential real estate loans	41,175	3,535	4,176	6,905	2,123	57,914	11.0
Residential construction loans	2,021	—	—	—	—	2,021	0.4
Consumer loans	5,181	1,132	644	1,607	296	8,860	1.7
Municipal loans	5,203	1,297	—	—	—	6,500	1.2
Total	$301,159	$26,325	$57,909	$115,188	$27,665	$528,246	100.0%
Percent of total loans in geographic area	57.0%	5.0%	11.0%	22.0%	5.0%	100.0%
Percent of total loans where real estate is the primary collateral	69.6%	57.2%	51.1%	36.0%	72.9%	59.8%

As of December 31, 2013, the Company’s loan portfolio by loan type and geographical market area was:

	North Idaho — Eastern	Magic Valley	Greater Boise	E. Oregon, SW Idaho, excluding			% of Loan type to total
Loan Portfolio by Location	Washington	Idaho	Area	Boise	Other	Total	Loans
	(Dollars in thousands)
Commercial loans	$80,582	$4,602	$9,745	$18,013	$794	$113,736	21.8%
Commercial real estate loans	128,248	9,862	9,299	15,465	18,333	181,207	34.7%
Commercial construction loans	7,028	—	317	—	38	7,383	1.4%
Land and land development loans	20,397	1,378	5,344	1,203	624	28,946	5.5%
Agriculture loans	2,003	3,440	26,143	61,034	3,964	96,584	18.5%
Multifamily loans	12,431	149	4,420	30	1,175	18,205	3.5%
Residential real estate loans	42,141	3,365	4,244	7,046	2,376	59,172	11.3%
Residential construction loans	2,337	—	77	117	—	2,531	0.5%
Consumer loans	5,400	1,149	730	1,506	248	9,033	1.7%
Municipal loans	4,627	1,337	—	—	—	5,964	1.1%
Total	$305,194	$25,282	$60,319	$104,414	$27,552	$522,761	100.0%
Percent of total loans in geographic area	58.4%	4.8%	11.5%	20.0%	5.3%	100.0%
Percent of total loans where real estate is the primary collateral	70.1%	62.7%	52.1%	39.6%	85.8%	62.4%

As indicated, 57.0% of the Company’s loans are in northern Idaho and eastern Washington, with the next highest percentage in the rural markets of southwest Idaho outside of Boise. Economic trends and real estate valuations are showing consistent improvement in all the Company's markets now. The southwest Idaho and Magic Valley markets are largely agricultural areas which have not seen levels of price appreciation or depreciation as steep as other areas over the last few years. The “Other” category noted above largely represents loans made to local borrowers where the collateral is located outside the Company’s communities. The mix in this category is relatively diverse, with the highest proportions in Oregon, Washington, California, Nevada and Arizona, but no single state comprising more than 2.9% of the total loan portfolio. Participation loans where Intermountain purchased part of the loan and was not the lead bank totaled $6.1 million at June 30, 2014.

The following table sets forth the composition of Intermountain’s loan originations for the periods indicated.

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
	(Dollars in thousands)
Commercial loans	$11,404	$16,209	(29.6)%	$19,126	$23,168	(17.4)%
Commercial real estate loans	2,121	18,995	(88.8)	3,249	22,119	(85.3)
Commercial construction loans	1,825	1,257	45.2	3,412	6,641	(48.6)
Land and land development loans	6,326	2,000	216.3	7,462	2,203	238.7
Agriculture loans	9,137	10,229	(10.7)	21,747	19,096	13.9
Multifamily loans	—	—	—	330	—	100.0
Residential real estate loans	10,925	20,782	(47.4)	20,658	36,234	(43.0)
Residential construction loans	2,219	887	150.2	2,603	1,493	74.3
Consumer loans	951	873	8.9	1,218	1,640	(25.7)
Municipal loans	747	220	239.5	1,058	377	180.6
Total loans originated	$45,655	$71,452	(36.1)%	$80,863	$112,971	(28.4)%

Renewed loans	$55,733	$59,441	(6.2)%	$105,358	$104,869	0.5%

The decrease in new origination activity from the same six-month period last year primarily reflects reductions in commercial real estate and mortgage loan activity. As noted above, the Company has been cautious in originating new commercial real estate activity at low interest rates to protect its future interest rate risk position. Higher mortgage rates have negatively impacted both refinance and new purchase volumes. Otherwise, higher origination activity in agriculture and land development loans offset reductions in commercial and commercial construction loans. Renewal activity was up modestly from the prior year, reflecting slightly stronger borrowing demand from existing customers.

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
Office Properties and Equipment. Office properties and equipment decreased $572,000 from year end to $34.1 million at June 30, 2014 as the Company continued to limit new purchase activity.
Other Real Estate Owned. OREO balances totaled $3.7 million at both June 30, 2014 and December 31, 2013, consisting of one development property, which is being sold in an installment sales agreement over a five-year period.
The following table details OREO activity during the first six months of 2014 and 2013.

Other Real Estate Owned Activity

	2014	2013
	(Dollars in thousands)
Balance, beginning of period, January 1	$3,684	$4,951
Additions to OREO	84	394
Proceeds from sale of OREO	(83)	(817)
Valuation Adjustments in the period(1)	(1)	(16)
Balance, end of period, June 30	$3,684	$4,512
_____________________________

(1)	Amount includes chargedowns and gains/losses on sale of OREO
Deferred Tax Asset. The Company had deferred tax assets totaling $19.6 million at June 30, 2014 compared to $21.7 million at December 31, 2013. The decrease in the net deferred tax asset reflects the impacts of additional earnings and an increase in the unrealized market value of the Company's investment securities.
BOLI and Other Assets. Bank-owned life insurance (“BOLI”) and other assets increased to $22.0 million at June 30, 2014 from $19.7 million at year end, 2013. The increase reflected higher interest accrued on interest-bearing assets, and an increase in the balance of loans held for sale.
Deposits. Total deposits decreased $12.2 million to $693.9 million at June 30, 2014 from $706.1 million at December 31, 2013. The decrease reflects seasonal reductions in checking, savings and money market funds, as customers used funds for tax and business operating purposes. The Company continues to focus on managing relationship customers closely, lowering its cost of funds, and moving CD customers seeking higher yields into our investment products. Overall, transaction account deposits comprised 79.2% of total deposits at June 30, 2014, up slightly from 78.5% at the prior year end.
The following table sets forth the composition of Intermountain’s deposits at the dates indicated.

	June 30, 2014		December 31, 2013
	Amount	% of total deposits	Amount	% of total deposits
	(Dollars in thousands)
Non-interest bearing demand accounts	$234,869	33.8%	$235,793	33.4%
Interest bearing demand accounts	101,477	14.6	102,629	14.6
Money market 0.0% to 2.00%	213,514	30.9	215,458	30.5
Savings and IRA 0.0% to 4.91%	67,528	9.7	68,555	9.7
Certificate of deposit accounts (CDs)	30,785	4.4	34,178	4.8
Jumbo CDs	45,715	6.6	49,437	7.0
Total deposits	$693,888	100.0%	$706,050	100.0%
Weighted average interest rate on certificates of deposit		1.09%		1.19%
Core Deposits as a percentage of total deposits (1)		93.4%		93.0%
Deposits generated from the Company’s market area as a % of total deposits		100.0%		100.0%
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
Deposits by location are as follows (dollars in thousands):

	6/30/2014	% of total deposits	12/31/2013	% of total deposits
Deposits by Location
North Idaho — Eastern Washington	$350,371	50.5%	$359,655	51.1%
Magic Valley Idaho	66,504	9.6	65,634	9.3
Greater Boise Area	67,140	9.7	70,182	9.9
Southwest Idaho — Oregon, excluding Boise	163,901	23.6	167,496	23.7
Administration, Secured Savings	45,972	6.6	43,083	6.0
Total	$693,888	100.0%	$706,050	100.0%

The Company attempts to, and has been successful in balancing loan and deposit balances in each of the market areas it serves. Northern Idaho and eastern Washington deposits currently exceed those in the Company’s southern Idaho and eastern Oregon markets, reflecting the longer presence it has had in these markets. The Company’s deposit market share ranks third in overall market share in its core markets.
     Borrowings. Deposit accounts are Intermountain’s primary source of funds. Intermountain also relies upon advances from the Federal Home Loan Bank of Seattle ("FHLB"), repurchase agreements and other borrowings to supplement its funding, reduce its overall cost of funds, and to meet deposit withdrawal requirements. These borrowings totaled $114.9 million and $127.3 million at June 30, 2014 and December 31, 2013, respectively. The decrease from year end reflects fluctuations in municipal repurchase activity, partially offset by increases in FHLB advances.

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

Additionally, the extent to which borrowers prepay loans is affected by prevailing interest rates. When interest rates increase, borrowers are less likely to prepay loans. When interest rates decrease, borrowers are generally more likely to prepay loans. Prepayment speeds were unusually high in the period from 2010 to early 2013, as borrowers refinanced into lower rates, paid down debt to improve their financial position, or liquidated assets as part of problem loan work-out strategies. These prepayments have slowed significantly over the past year, however, after market rates increased about one percent in 2013. Prepayments may affect the levels of loans retained in an institution’s portfolio, as well as its net interest income.

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

Intermountain maintains an asset and liability management program intended to manage net interest income through interest rate cycles and to protect its income by controlling its exposure to changing interest rates. As part of this program, Intermountain uses a simulation model designed to measure the sensitivity of net interest income and net income to changes in interest rates. This simulation model is designed to enable Intermountain to generate a forecast of net interest income and net income given various interest rate forecasts and alternative strategies. The model is also designed to measure the anticipated impact that prepayment risk, basis risk, customer maturity preferences, volumes of new business and changes in the relationship between long-term and short-term interest rates have on the performance of the Company. The following table represents the estimated sensitivity of the Company’s net interest income as of June 30, 2014 and 2013, compared to the established policy limits:

	2014		2013
12 Month Cumulative% effect on NII	Policy Limit %	6/30/2014	Policy Limit %	6/30/2013
+100bp	+5.0 to -3.0	0.45%	+5.0 to -3.0	0.47%
+300bp	+10.0 to -8.0	3.14%	+10.0 to -8.0	2.97%
−100bp	+5.0 to -3.0	(5.46)%	+5.0 to -3.0	(5.01)%
–300bp	-10.0 to -8.0	N/A	-10.0 to -8.0	N/A

24 Month Cumulative% effect on NII	Policy Limit %	6/30/2014	Policy Limit %	6/30/2013
+100bp	+8.0% to -6.0%	1.77%	+8.0% to -6.0%	1.75%
+300bp	+20.0% to -15.0%	4.81%	+20.0% to -15.0%	5.46%
−100bp	+8.0% to -6.0%	(8.13)%	+8.0% to -6.0%	(7.61)%
–300bp	+20.0% to -15.0%	N/A	+20.0% to -15.0%	N/A

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
The combined impact of liability and other asset changes resulted in an overall decrease of $30.5 million in the Company’s unrestricted cash position from December 31, 2013 to June 30, 2014.
The decrease in unrestricted cash resulted from changes in both asset and liability balances, including a $9.6 million increase in available-for-sale investments, a $5.4 million increase in net loans receivable, a $22.0 million reduction in repurchase agreements and a $12.2 million decrease in deposits. The conversion of cash into net loans receivable and investments reflects the Company's desire to move cash into higher-yielding assets, while the decreases in repurchase agreements and deposits are the result of seasonal fluctuations and reductions in higher-rate CDs.

During the six months ended June 30, 2014, cash used by investing activities consisted primarily of loan advances and purchases of investments securities, which offset payments on loan receivables, sales of investment securities and principal payments on mortgage-back securities. During the same period, cash used by financing activities consisted primarily of decreases in CD deposit balances and repurchase agreements.
Securities sold subject to repurchase agreements totaled $77.8 million at June 30, 2014. These borrowings are required to be collateralized by investments with a market value exceeding the face value of the borrowings. Under certain circumstances, Intermountain could be required to pledge additional securities or reduce the borrowings.
Intermountain’s credit line with FHLB Seattle provides for borrowings up to a percentage of its total assets subject to general collateralization requirements. At June 30, 2014, the Company’s FHLB Seattle credit line represented a total borrowing capacity of approximately $140.7 million, of which $14.9 million was being utilized. Additional collateralized funding availability at the Federal Reserve totaled $30.9 million. Both of these collateral secured lines could be expanded more with the placement of additional collateral. Overnight-unsecured borrowing lines have been established at US Bank, Wells Fargo Bank, and Pacific Coast Bankers Bank (“PCBB”). At June 30, 2014, the Company had approximately $45.0 million of overnight funding available from its unsecured correspondent banking sources.
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

Capital Resources

Intermountain’s total stockholders’ equity was $99.0 million at June 30, 2014, compared with $94.0 million at December 31, 2013, as earnings and increases in the market value of the Company's investment portfolio bolstered capital. Stockholders’ equity and tangible stockholders' equity was 10.8% of total assets at June 30, 2014 and 10.0% at December 31, 2013, respectively. Tangible common equity as a percentage of tangible assets was 10.8% at March 31, 2014 and 10.0% for December 31, 2013.

At June 30, 2014, Intermountain had unrealized gains of $1.3 million, net of related income taxes, on investments classified as available-for-sale, as compared to unrealized losses of $1.2 million, net of related income taxes, on investments classified as available-for-sale at December 31, 2013. The movement from an unrealized loss to an unrealized gain during this time period reflected the positive impact of slightly lower market interest rates on the value of the Company's securities portfolio.

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

Intermountain and the Bank are required by applicable regulations to maintain certain minimum capital levels and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier I capital to average assets. Intermountain and the Bank plan to maintain their capital resources and regulatory capital ratios through the retention of earnings and the management of the level and mix of assets. At June 30, 2014, Intermountain exceeded the minimum published regulatory capital requirements to be considered “well-capitalized” pursuant to Federal Financial Institutions Examination Council “FFIEC” regulations. The Company has also evaluated its projected capital position in relation to new higher capital standards issued by federal regulators in 2013, but effective over a phased time period from 2015 through 2020. Based on its initial evaluation, the Company would continue to meet the new higher requirements to be considered "well capitalized" after full phase-in. As with other future estimates, the Company cannot guarantee these future results.

					Well-Capitalized
	Actual		Capital Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets):
The Company	$103,481	17.29%	$47,892	8%	$59,865	10%
Panhandle State Bank	103,800	17.31%	47,975	8%	59,968	10%
Tier I capital (to risk-weighted assets):
The Company	95,995	16.04%	23,946	4%	35,919	6%
Panhandle State Bank	96,301	16.06%	23,987	4%	35,981	6%
Tier I capital (to average assets):
The Company	95,995	10.67%	35,978	4%	44,972	5%
Panhandle State Bank	96,301	10.71%	35,983	4%	44,979	5%

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

Item 3 —Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2014, there have not been any material changes to the information set forth under the caption “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
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
(b) Changes in Internal Control over Financial Reporting: In the six months ended June 30, 2014, there were no changes in Intermountain’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, Intermountain’s internal control over financial reporting.
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

101*
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 is formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) the Unaudited Consolidated Statements of Changes in Cash Flows, (iv) the Unaudited Consolidated Statements of Comprehensive Income (Loss),and (v) the Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.

*	Furnished herewith

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERMOUNTAIN COMMUNITY BANCORP (Registrant)

August 8, 2014	By:	/s/ Curt Hecker
Date		Curt Hecker
President and Chief Executive Officer

August 8, 2014	By:	/s/ Doug Wright
Date		Doug Wright
Executive Vice President and Chief Financial Officer